Form 10-Q
period 2009-03-31
ProShares Trust II
filed 2009-05-15
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34200

PROSHARES TRUST II

(Exact name of registrant as specified in its charter)

Delaware	87-6284802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o ProShare Capital Management LLC

7501 Wisconsin Avenue, Suite 1000

Bethesda, Maryland 20814

(Address of principal executive offices) (Zip code)

(240) 497-6400

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES ULTRA DJ-AIG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Cash	$3,978,903	$1,745,354
Segregated cash balances with custodian for swap agreements	6,445,000	1,335,000
Short-term U.S. government agency obligations (Note 3)	3,501,897	—
Unrealized appreciation on swap agreements	—	184,583
Receivable from Sponsor	37,357	33,411
Offering costs (Note 5)	50,532	69,640

Total assets	14,013,689	3,367,988

Liabilities and shareholders’ equity
Liabilities
Accounts payable	42,977	42,977
Unrealized depreciation on swap agreements	799,804	—

Total liabilities	842,781	42,977

Shareholders’ equity
Paid-in capital	14,358,263	3,551,075
Accumulated deficit	(1,187,355)	(226,064)

Total shareholders’ equity	13,170,908	3,325,011

Total liabilities and shareholders’ equity	$14,013,689	$3,367,988

Shares outstanding	700,014	150,014

Net asset value per share	$18.82	$22.16

Market value per share (Note 2)	$18.83	$22.15

See accompanying notes to the financial statements.

PROSHARES ULTRA DJ-AIG COMMODITY

SCHEDULE OF INVESTMENTS

MARCH 31, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (27% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.18% due 04/01/09	$115,000	$115,000
0.16% due 04/06/09	1,222,000	1,221,973
0.10% due 04/14/09	753,000	752,973
0.10% due 04/17/09	112,000	111,995
0.04% due 04/22/09	800,000	799,981
0.07% due 04/28/09	500,000	499,975

Total short-term U.S. government agency obligations		$3,501,897

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap Agreements
Swap agreements linked to Dow Jones-AIG Commodity Index	04/06/09	$26,338,582	$(799,804)

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to the financial statements.

PROSHARES ULTRA DJ-AIG COMMODITY

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Investment Income
Interest	$483

Expenses
Offering costs	19,108
Limitation by Sponsor	(3,946)

Total expenses	15,162

Net investment loss	(14,679)

Realized and unrealized gain (loss) on investment activity
Net realized gain on
Swap agreements	37,775
Change in net unrealized appreciation/depreciation on
Swap agreements	(984,387)

Net realized and unrealized gain (loss)	(946,612)

Net loss	$(961,291)

Net loss per weighted-average share	$(2.82)

Weighted-average shares outstanding	340,570

See accompanying notes to the financial statements.

PROSHARES ULTRA DJ-AIG COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$3,325,011
Sale of 550,000 shares	10,807,188

Net investment loss	(14,679)
Net realized gain	37,775
Change in net unrealized appreciation/depreciation	(984,387)

Net loss	(961,291)

Shareholders’ equity, at March 31, 2009	$13,170,908

See accompanying notes to the financial statements.

PROSHARES ULTRA DJ-AIG COMMODITY

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Cash flow from operating activities
Net loss	$(961,291)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for swap agreements	(5,110,000)
Net purchase of short-term U.S. government agency obligations	(3,501,897)
Unrealized appreciation/depreciation on swap agreements	984,387
Increase in receivable from Sponsor	(3,946)
Amortization of offering costs	19,108

Net cash provided by (used in) operating activities	(8,573,639)

Cash flow from financing activities
Proceeds from sale of shares	10,807,188

Net increase in cash	2,233,549
Cash, at December 31, 2008	1,745,354

Cash, at March 31, 2009	$3,978,903

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT DJ-AIG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Cash	$950,020	$1,579,140
Segregated cash balances with custodian for swap agreements	1,400,000	1,400,000
Short-term U.S. government agency obligations (Note 3)	617,979	—
Receivable from Sponsor	126,139	56,576
Offering costs (Note 5)	202,020	278,414

Total assets	3,296,158	3,314,130

Liabilities and shareholders’ equity
Liabilities
Accounts payable	208,046	208,046
Unrealized depreciation on swap agreements	294,703	426,201

Total liabilities	502,749	634,247

Shareholders’ equity
Paid-in capital	2,500,900	2,500,900
Accumulated earnings	292,509	178,983

Total shareholders’ equity	2,793,409	2,679,883

Total liabilities and shareholders’ equity	$3,296,158	$3,314,130

Shares outstanding	100,014	100,014

Net asset value per share	$27.93	$26.80

Market value per share (Note 2)	$28.97	$27.58

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT DJ-AIG COMMODITY

SCHEDULE OF INVESTMENTS

MARCH 31, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (22% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.16% due 04/06/09	$327,000	$326,993
0.10% due 04/17/09	139,000	138,994
0.07% due 04/28/09	152,000	151,992

Total short-term U.S. government agency obligations		$617,979

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap Agreements
Swap agreements linked to the Dow Jones-AIG Commodity Index	04/06/09	$(5,585,245)	$(294,703)

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT DJ-AIG COMMODITY

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Investment Income
Interest	$236

Expenses
Offering costs	76,394
Limitation by Sponsor	(69,563)

Total expenses	6,831

Net investment loss	(6,595)

Realized and unrealized gain (loss) on investment activity
Net realized loss on
Swap agreements	(11,377)
Change in net unrealized appreciation/depreciation on
Swap agreements	131,498

Net realized and unrealized gain (loss)	120,121

Net income	$113,526

Net income per weighted-average share	$1.14

Weighted-average shares outstanding	100,014

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT DJ-AIG COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$2,679,883
Net investment loss	(6,595)
Net realized loss	(11,377)
Change in net unrealized appreciation/depreciation	131,498

Net income	113,526

Shareholders’ equity, at March 31, 2009	$2,793,409

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT DJ-AIG COMMODITY

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Cash flow from operating activities
Net income	$113,526
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net purchase of short-term U.S. government agency obligations	(617,979)
Unrealized appreciation/depreciation on swap agreements	(131,498)
Increase in receivable from Sponsor	(69,563)
Amortization of offering cost	76,394

Net cash provided by (used in) operating activities	(629,120)

Net decrease in cash	(629,120)
Cash, at December 31, 2008	1,579,140

Cash, at March 31, 2009	$950,020

See accompanying notes to the financial statements.

PROSHARES ULTRA DJ-AIG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Cash	$52,206,842	$40,341,120
Segregated cash balances with custodian for swap agreements	95,000,000	—
Segregated cash balances with brokers for futures contracts	41,298,863	37,425,038
Short-term U.S. government agency obligations (Note 3)	131,406,251	—
Receivable from capital shares sold	—	8,810,344
Receivable on open futures contracts	4,774,047	20,527,738
Receivable from Sponsor	—	16,192
Offering costs (Note 5)	101,024	139,226

Total assets	324,787,027	107,259,658

Liabilities and shareholders’ equity
Liabilities
Accounts payable	97,742	97,742
Payable for capital shares redeemed	4,083,506	7,388,973
Payable to Sponsor	693,499	—
Unrealized depreciation on swap agreements	15,801,864	—

Total liabilities	20,676,611	7,486,715

Shareholders’ equity
Paid-in capital	386,218,408	89,856,620
Accumulated earnings (deficit)	(82,107,992)	9,916,323

Total shareholders’ equity	304,110,416	99,772,943

Total liabilities and shareholders’ equity	$324,787,027	$107,259,658

Shares outstanding	35,400,014	6,750,014

Net asset value per share	$8.59	$14.78

Market value per share (Note 2)	$8.42	$13.69

See accompanying notes to the financial statements.

PROSHARES ULTRA DJ-AIG CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (43% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.16% due 04/06/09	$19,332,000	$19,331,570
0.06% due 04/08/09	28,502,000	28,501,667
0.12% due 04/09/09	19,289,000	19,288,486
0.14% due 04/13/09	19,289,000	19,288,100
0.10% due 04/17/09	5,000,000	4,999,778
0.04% due 04/22/09	10,000,000	9,999,767
0.17% due 04/23/09	30,000,000	29,996,883

Total short-term U.S. government agency obligations		$131,406,251

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Futures Contracts Purchased
Crude Oil - NYMEX, expires May 2009	5,827	$289,368,820	$18,542,160

	Termination Date	Notional Amount at Value*
Swap Agreements
Swap agreements linked to the Dow Jones-AIG Crude Oil Sub-Index	04/06/09	$318,867,914	(15,801,864)

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to the financial statements.

PROSHARES ULTRA DJ-AIG CRUDE OIL

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Investment Income
Interest	$33,715

Expenses
Management fee	709,691
Brokerage commissions	131,950
Offering costs	38,202

Total expenses	879,843

Net investment loss	(846,128)

Realized and unrealized gain (loss) on investment activity
Net realized loss on
Futures contracts	(43,721,221)
Swap agreements	(37,518,862)

Net realized loss	(81,240,083)

Change in net unrealized appreciation/depreciation on
Futures contracts	5,863,760
Swap agreements	(15,801,864)

Change in net unrealized appreciation/depreciation	(9,938,104)

Net realized and unrealized gain (loss)	(91,178,187)

Net loss	$(92,024,315)

Net loss per weighted-average share	$(2.49)

Weighted-average shares outstanding	37,000,570

See accompanying notes to the financial statements.

PROSHARES ULTRA DJ-AIG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$99,772,943
Sale of 65,200,000 shares	626,561,421
Redemption of 36,550,000 shares	(330,199,633)

Net sale of 28,650,000 shares	296,361,788

Net investment loss	(846,128)
Net realized loss	(81,240,083)
Change in net unrealized appreciation/depreciation	(9,938,104)

Net loss	(92,024,315)

Shareholders’ equity, at March 31, 2009	$304,110,416

See accompanying notes to the financial statements.

PROSHARES ULTRA DJ-AIG CRUDE OIL

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Cash flow from operating activities
Net loss	$(92,024,315)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for swap agreements	(95,000,000)
Increase in segregated cash balances with brokers for futures contracts	(3,873,825)
Net purchase of short-term U.S. government agency obligations	(131,406,251)
Decrease in receivable on futures contracts	15,753,691
Unrealized appreciation/depreciation on swap agreements	15,801,864
Increase in payable to Sponsor	693,499
Decrease in receivable from Sponsor	16,192
Amortization of offering cost	38,202

Net cash provided by (used in) operating activities	(290,000,943)

Cash flow from financing activities
Proceeds from sale of shares	635,371,765
Payment on shares redeemed	(333,505,100)

Net cash provided by (used in) financing activities	301,866,665

Net increase in cash	11,865,722
Cash, at December 31, 2008	40,341,120

Cash, at March 31, 2009	$52,206,842

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT DJ-AIG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Cash	$16,684,081	$7,925,214
Segregated cash balances with custodian for swap agreements	6,600,000	—
Segregated cash balances with brokers for futures contracts	7,314,333	5,449,275
Short-term U.S. government agency obligations (Note 3)	17,940,529	—
Receivable from capital shares sold	—	7,269,858
Receivable from Sponsor	70,493	53,143
Offering costs (Note 5)	202,020	278,414

Total assets	48,811,456	20,975,904

Liabilities and shareholders’ equity
Liabilities
Accounts payable	208,046	208,046
Payable for capital shares redeemed	4,924,845	1,999,561
Payable on open futures contracts	—	4,265,898
Unrealized depreciation on swap agreements	78,476	—

Total liabilities	5,211,367	6,473,505

Shareholders’ equity
Paid-in capital	37,285,849	15,231,359
Accumulated earnings (deficit)	6,314,240	(728,960)

Total shareholders’ equity	43,600,089	14,502,399

Total liabilities and shareholders’ equity	$48,811,456	$20,975,904

Shares outstanding	1,400,014	500,014

Net asset value per share	$31.14	$29.00

Market value per share (Note 2)	$31.84	$31.66

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT DJ-AIG CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (41% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.16% due 04/02/09	$2,923,000	$2,922,987
0.16% due 04/06/09	1,202,000	1,201,973
0.09% due 04/07/09	4,000,000	3,999,940
0.12% due 04/09/09	705,000	704,981
0.14% due 04/13/09	705,000	704,967
0.10% due 04/14/09	5,406,000	5,405,805
0.04% due 04/22/09	1,000,000	999,977
0.07% due 04/28/09	2,000,000	1,999,899

Total short-term U.S. government agency obligations		$17,940,529

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Futures Contracts Sold
Crude Oil - NYMEX, expires May 2009	1,110	$55,122,600	$169,990

	Termination Date	Notional Amount at Value*
Swap Agreements
Swap agreements linked to the Dow Jones-AIG Crude Oil Sub-Index	04/06/09	$(32,076,469)	(78,476)

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT DJ-AIG CRUDE OIL

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Investment Income
Interest	$1,891

Expenses
Brokerage commissions	33,690
Offering costs	76,394
Limitation by Sponsor	(17,350)

Total expenses	92,734

Net investment loss	(90,843)

Realized and unrealized gain (loss) on investment activity
Net realized gain on
Futures contracts	3,491,939

Change in net unrealized appreciation/depreciation on
Futures contracts	3,720,580
Swap agreements	(78,476)

Change in net unrealized appreciation/depreciation	3,642,104

Net realized and unrealized gain (loss)	7,134,043

Net income	$7,043,200

Net income per weighted-average share	$9.52

Weighted-average shares outstanding	739,458

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT DJ-AIG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$14,502,399
Sale of 4,250,000 shares	156,001,204
Redemption of 3,350,000 shares	(133,946,714)

Net sale of 900,000 shares	22,054,490

Net investment loss	(90,843)
Net realized gain	3,491,939
Change in net unrealized appreciation/depreciation	3,642,104

Net income	7,043,200

Shareholders’ equity, at March 31, 2009	$43,600,089

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT DJ-AIG CRUDE OIL

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Cash flow from operating activities
Net income	$7,043,200
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for swap agreements	(6,600,000)
Increase in segregated cash balances with brokers for futures contracts	(1,865,058)
Net purchase of short-term U.S. government agency obligations	(17,940,529)
Decrease in payable on futures contracts	(4,265,898)
Change in net unrealized appreciation/depreciation on swap agreements	78,476
Increase in receivable from Sponsor	(17,350)
Amortization of offering cost	76,394

Net cash provided by (used in) operating activities	(23,490,765)

Cash flow from financing activities
Proceeds from sale of shares	163,271,062
Payment on shares redeemed	(131,021,430)

Net cash provided by (used in) financing activities	32,249,632

Net increase in cash	8,758,867
Cash, at December 31, 2008	7,925,214

Cash, at March 31, 2009	$16,684,081

See accompanying notes to the financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Cash	$24,106,756	$23,435,796
Segregated cash balances with custodian for forward agreements	60,520,000	—
Segregated cash balances with brokers for futures contracts	327,845	102,966
Short-term U.S. government agency obligations (Note 3)	48,348,356	—
Receivable from capital shares sold	1,655,298	4,661,921
Receivable on open futures contracts	—	2,885
Receivable from Sponsor	—	43,098
Offering costs (Note 5)	207,961	284,355

Total assets	135,166,216	28,531,021

Liabilities and shareholders’ equity
Liabilities
Payable to counterparty	6,017,364	—
Accounts payable	208,045	208,045
Unrealized depreciation on forward agreements	3,081,646	586,254
Payable to Sponsor	84,944	—

Total liabilities	9,391,999	794,299

Shareholders’ equity
Paid-in capital	127,032,301	26,025,918
Accumulated earnings (deficit)	(1,258,084)	1,710,804

Total shareholders’ equity	125,774,217	27,736,722

Total liabilities and shareholders’ equity	$135,166,216	$28,531,021

Shares outstanding	3,800,014	900,014

Net asset value per share	$33.10	$30.82

Market value per share (Note 2)	$33.31	$31.60

See accompanying notes to the financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (38% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.16% due 04/02/09	$8,304,000	$8,303,963
0.12% due 04/09/09	7,998,000	7,997,787
0.14% due 04/13/09	7,998,000	7,997,627
0.10% due 04/14/09	10,000,000	9,999,639
0.10% due 04/17/09	9,000,000	8,999,600
0.10% due 04/21/09	2,050,000	2,049,892
0.07% due 04/28/09	3,000,000	2,999,848

Total short-term U.S. government agency obligations		$48,348,356

		Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Futures Contracts Purchased
Gold Futures - COMEX, expires June 2009		71	$6,529,160	$11,491

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value *
Forward Agreements
Forward agreements linked to 0.995 Fine Troy Ounce Gold	04/06/09	$267,320	$245,025,512	(3,081,646)

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to the financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Investment Income
Interest	$9,474

Expenses
Management fee	128,042
Brokerage commissions	1,282
Offering costs	76,394

Total expenses	205,718

Net investment loss	(196,244)

Realized and unrealized gain (loss) on investment activity
Net realized loss on
Futures contracts	130,476
Forward agreements	(379,449)

Net realized loss	(248,973)

Change in net unrealized appreciation/depreciation on
Futures contracts	(28,279)
Forward agreements	(2,495,392)

Change in net unrealized appreciation/depreciation	(2,523,671)

Net realized and unrealized gain (loss)	(2,772,644)

Net loss	$(2,968,888)

Net loss per weighted-average share	$(1.16)

Weighted-average shares outstanding	2,551,681

See accompanying notes to the financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$27,736,722
Sale of 3,150,000 shares	109,085,915
Redemption of 250,000 shares	(8,079,532)

Net sale of 2,900,000 shares	101,006,383

Net investment loss	(196,244)
Net realized loss	(248,973)
Change in net unrealized appreciation/depreciation	(2,523,671)

Net loss	(2,968,888)

Shareholders’ equity, at March 31, 2009	$125,774,217

See accompanying notes to the financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Cash flow from operating activities
Net loss	$(2,968,888)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for forward agreements	(60,520,000)
Increase in segregated cash balances with brokers for futures contracts	(224,879)
Net purchase of short-term U.S. government agency obligations	(48,348,356)
Decrease in receivable on futures contracts	2,885
Unrealized appreciation/depreciation on forward agreements	2,495,392
Decrease in receivable from Sponsor	43,098
Increase in payable to counterparty	6,017,364
Increase in payable to Sponsor	84,944
Amortization of offering cost	76,394

Net cash provided by (used in) operating activities	(103,342,046)

Cash flow from financing activities
Proceeds from sale of shares	112,092,538
Payment on shares redeemed	(8,079,532)

Net cash provided by (used in) financing activities	104,013,006

Net decrease in cash	670,960
Cash, at December 31, 2008	23,435,796

Cash, at March 31, 2009	$24,106,756

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Cash	$12,259,296	$3,104,221
Segregated cash balances with custodian for forward agreements	19,700,000	540,000
Segregated cash balances with brokers for futures contracts	237,680	27,749
Short-term U.S. government agency obligations (Note 3)	14,168,541	—
Receivable due from counterparty	1,896,590	—
Receivable from capital shares sold	1,619,234	—
Unrealized appreciation on forward agreements	1,162,023	86,657
Receivable from Sponsor	54,402	51,088
Offering costs (Note 5)	207,961	284,355

Total assets	51,305,727	4,094,070

Liabilities and shareholders’ equity
Liabilities
Accounts payable	208,046	208,046
Payable on open futures contracts	102,467	10,931

Total liabilities	310,513	218,977

Shareholders’ equity
Paid-in capital	56,276,940	4,537,070
Accumulated deficit	(5,281,726)	(661,977)

Total shareholders’ equity	50,995,214	3,875,093

Total liabilities and shareholders’ equity	$51,305,727	$4,094,070

Shares outstanding	3,150,014	200,014

Net asset value per share	$16.19	$19.37

Market value per share (Note 2)	$16.17	$19.10

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (28% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.18% due 04/01/09	$2,028,000	$2,028,000
0.16% due 04/02/09	1,000,000	999,996
0.12% due 04/09/09	698,000	697,981
0.14% due 04/13/09	698,000	697,967
0.10% due 04/15/09	817,000	816,968
0.10% due 04/17/09	1,055,000	1,054,953
0.04% due 04/22/09	2,706,000	2,705,937
0.07% due 04/28/09	5,167,000	5,166,739

Total short-term U.S. government agency obligations		$14,168,541

		Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Futures Contracts Sold
Gold Futures - COMEX, expires June 2009		40	$3,678,400	$5,784

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value *
Forward Agreements
Forward agreements linked to 0.995 Fine Troy Ounce Gold	04/06/09	$(107,298)	$(98,349,347)	1,162,023

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Investment Income
Interest	$3,412

Expenses
Brokerage commissions	1,220
Offering costs	76,394
Limitation by Sponsor	(3,314)

Total expenses	74,300

Net investment loss	(70,888)

Realized and unrealized gain (loss) on investment activity
Net realized loss on
Futures contracts	(197,607)
Forward agreements	(5,455,094)

Net realized loss	(5,652,701)

Change in net unrealized appreciation/depreciation on
Futures contracts	28,474
Forward agreements	1,075,366

Change in net unrealized appreciation/depreciation	1,103,840

Net realized and unrealized gain (loss)	(4,548,861)

Net loss	$(4,619,749)

Net loss per weighted-average share	$(2.44)

Weighted-average shares outstanding	1,890,014

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$3,875,093
Sale of 3,350,000 shares	58,409,478
Redemption of 400,000 shares	(6,669,608)

Net sale of 2,950,000 shares	51,739,870

Net investment loss	(70,888)
Net realized loss	(5,652,701)
Change in net unrealized appreciation/depreciation	1,103,840

Net loss	(4,619,749)

Shareholders’ equity, at March 31, 2009	$50,995,214

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Cash flow from operating activities
Net loss	$(4,619,749)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for forward agreements	(19,160,000)
Increase in segregated cash balances with brokers for futures contracts	(209,931)
Increase in receivable due from counterparty	(1,896,590)
Net purchase of short-term U.S. government agency obligations	(14,168,541)
Increase in payable on futures contracts	91,536
Unrealized appreciation/depreciation on forward agreements	(1,075,366)
Increase in receivable from Sponsor	(3,314)
Amortization of offering cost	76,394

Net cash provided by (used in) operating activities	(40,965,561)

Cash flow from financing activities
Proceeds from sale of shares	56,790,244
Payment on shares redeemed	(6,669,608)

Net cash provided by (used in) financing activities	50,120,636

Net increase in cash	9,155,075
Cash, at December 31, 2008	3,104,221

Cash, at March 31, 2009	$12,259,296

See accompanying notes to the financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Cash	$10,961,630	$8,641,327
Segregated cash balances with custodian for forward agreements	26,750,000	—
Segregated cash balances with brokers for futures contracts	505,376	73,705
Short-term U.S. government agency obligations (Note 3)	20,850,418	—
Receivable from capital shares sold	—	1,469,530
Receivable on open futures contracts	—	24,488
Unrealized appreciation on forward agreements	1,168,929	—
Receivable from Sponsor	—	30,776
Offering costs (Note 5)	52,017	71,126

Total assets	60,288,370	10,310,952

Liabilities and shareholders’ equity
Liabilities
Payable to counterparty	6,462,153	—
Accounts payable	42,976	42,976
Unrealized depreciation on forward agreements	—	256,827
Payable to Sponsor	21,166	—

Total liabilities	6,526,295	299,803

Shareholders’ equity
Paid-in capital	49,450,806	9,881,413
Accumulated earnings	4,311,269	129,736

Total shareholders’ equity	53,762,075	10,011,149

Total liabilities and shareholders’ equity	$60,288,370	$10,310,952

Shares outstanding	1,350,014	350,014

Net asset value per share	$39.82	$28.60

Market value per share (Note 2)	$38.99	$31.50

See accompanying notes to the financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (39% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.18% due 04/01/09	$4,249,000	$4,249,000
0.16% due 04/02/09	1,683,000	1,682,993
0.09% due 04/07/09	3,452,000	3,451,948
0.10% due 04/14/09	3,000,000	2,999,892
0.10% due 04/15/09	2,000,000	1,999,922
0.10% due 04/21/09	4,467,000	4,466,764
0.07% due 04/28/09	2,000,000	1,999,899

Total short-term U.S. government agency obligations		$20,850,418

		Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Futures Contracts Purchased
Silver Futures - COMEX, expires May 2009		67	$4,396,875	$(37,514)

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value *
Forward Agreements
Forward agreements linked to 0.999 Fine Troy Ounce Silver	04/06/09	$7,867,800	$103,146,858	1,168,929

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to the financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Investment Income
Interest	$2,949

Expenses
Management fee	51,942
Brokerage commissions	893
Offering costs	19,109

Total expenses	71,944

Net investment loss	(68,995)

Realized and unrealized gain (loss) on investment activity
Net realized gain on
Futures contracts	131,064
Forward agreements	2,723,177

Net realized gain	2,854,241

Change in net unrealized appreciation/depreciation on
Futures contracts	(29,469)
Forward agreements	1,425,756

Change in net unrealized appreciation/depreciation	1,396,287

Net realized and unrealized gain (loss)	4,250,528

Net income	$4,181,533

Net income per weighted-average share	$5.40

Weighted-average shares outstanding	775,014

See accompanying notes to the financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$10,011,149
Sale of 1,200,000 shares	47,161,207
Redemption of 200,000 shares	(7,591,814)

Net sale of 1,000,000 shares	39,569,393

Net investment loss	(68,995)
Net realized gain	2,854,241
Change in net unrealized appreciation/depreciation	1,396,287

Net income	4,181,533

Shareholders’ equity, at March 31, 2009	$53,762,075

See accompanying notes to the financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Cash flow from operating activities
Net income	$4,181,533
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for forward agreements	(26,750,000)
Increase in segregated cash balances with brokers for futures contracts	(431,671)
Net purchase of short-term U.S. government agency obligations	(20,850,418)
Decrease in receivable on futures contracts	24,488
Unrealized appreciation/depreciation on forward agreements	(1,425,756)
Decrease in receivable from Sponsor	30,776
Increase in payable to counterparty	6,462,153
Increase in payable to Sponsor	21,166
Amortization of offering cost	19,109

Net cash provided by (used in) operating activities	(38,718,620)

Cash flow from financing activities:
Proceeds from sale of shares	48,630,737
Payment on shares redeemed	(7,591,814)

Net cash provided by (used in) financing activities	41,038,923

Net decrease in cash	2,320,303
Cash, at December 31, 2008	8,641,327

Cash, at March 31, 2009	$10,961,630

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Cash	$3,157,232	$992,121
Segregated cash balances with custodian for forward agreements	10,690,000	820,000
Segregated cash balances with brokers for futures contracts	236,888	22,280
Short-term U.S. government agency obligations (Note 3)	11,177,667	—
Receivable due from counterparty	2,815,333	—
Receivable from capital shares sold	1,148,525	—
Receivable on open futures contracts	44,641	—
Unrealized appreciation on forward agreements	—	47,484
Receivable from Sponsor	51,303	38,902
Offering costs (Note 5)	103,995	142,197

Total assets	29,425,584	2,062,984

Liabilities and shareholders’ equity
Liabilities
Accounts payable	97,742	97,742
Payable on open futures contracts	—	5,171
Unrealized depreciation on forward agreements	620,615	—

Total liabilities	718,357	102,913

Shareholders’ equity
Paid-in capital	30,812,826	2,500,900
Accumulated deficit	(2,105,599)	(540,829)

Total shareholders’ equity	28,707,227	1,960,071

Total liabilities and shareholders’ equity	$29,425,584	$2,062,984

Shares outstanding	2,500,014	100,014

Net asset value per share	$11.48	$19.60

Market value per share (Note 2)	$11.74	$17.51

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (39% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.16% due 04/02/09	$350,000	$349,998
0.16% due 04/06/09	1,104,000	1,103,975
0.09% due 04/07/09	1,974,000	1,973,970
0.12% due 04/09/09	1,494,000	1,493,960
0.14% due 04/13/09	1,494,000	1,493,930
0.10% due 04/14/09	214,000	213,992
0.10% due 04/15/09	1,000,000	999,961
0.04% due 04/22/09	2,135,000	2,134,952
0.07% due 04/28/09	1,413,000	1,412,929

Total short-term U.S. government agency obligations		$11,177,667

		Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Futures Contracts Sold
Silver Futures - COMEX, expires May 2009		32	$2,100,000	$1,863

	Settlement Date	Commitment to (Deliver)/ Receive	Notional Amount at Value *
Forward Agreements
Forward agreements linked to 0.999 Fine Troy Ounce Silver	04/06/09	$(4,220,500)	$(55,330,755)	(620,615)

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Investment Income
Interest	$1,167

Expenses
Brokerage commissions	640
Offering costs	38,202
Limitation by Sponsor	(12,401)

Total expenses	26,441

Net investment loss	(25,274)

Realized and unrealized gain (loss) on investment activity
Net realized loss on
Futures contracts	(69,297)
Forward agreements	(804,613)

Net realized loss	(873,910)

Change in net unrealized appreciation/depreciation on
Futures contracts	2,513
Forward agreements	(668,099)

Change in net unrealized appreciation/depreciation	(665,586)

Net realized and unrealized gain (loss)	(1,539,496)

Net loss	$(1,564,770)

Net loss per weighted-average share	$(1.68)

Weighted-average shares outstanding	931,681

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$1,960,071
Sale of 2,700,000 shares	31,476,628
Redemption of 300,000 shares	(3,164,702)

Net sale of 2,400,000 shares	28,311,926

Net investment loss	(25,274)
Net realized loss	(873,910)
Change in net unrealized appreciation/depreciation	(665,586)

Net loss	(1,564,770)

Shareholders’ equity, at March 31, 2009	$28,707,227

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Cash flow from operating activities
Net loss	$(1,564,770)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for forward agreements	(9,870,000)
Increase in segregated cash balances with brokers for futures contracts	(214,608)
Increase in receivable due from counterparty	(2,815,333)
Net purchase in short-term U.S. government agency obligations	(11,177,667)
Increase in receivable on futures contracts	(44,641)
Decrease in payable on futures contracts	(5,171)
Unrealized appreciation/depreciation on forward agreements	668,099
Increase in receivable from Sponsor	(12,401)
Amortization of offering cost	38,202

Net cash provided by (used in) operating activities	(24,998,290)

Cash flow from financing activities:
Proceeds from sale of shares	30,328,103
Payment on shares redeemed	(3,164,702)

Net cash provided by (used in) financing activities	27,163,401

Net increase in cash	2,165,111
Cash, at December 31, 2008	992,121

Cash, at March 31, 2009	$3,157,232

See accompanying notes to the financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Cash	$2,352,361	$4,467,380
Segregated cash balances with custodian for foreign currency forward contracts	1,220,000	—
Short-term U.S. government agency obligations (Note 3)	3,241,901	—
Unrealized appreciation on foreign currency forward contracts	1,008	—
Receivable from Sponsor	40,256	32,913
Offering costs (Note 5)	50,531	69,640

Total assets	6,906,057	4,569,933

Liabilities and shareholders’ equity
Liabilities
Accounts payable	42,977	42,977
Unrealized depreciation on foreign currency forward contracts	291,800	140,545

Total liabilities	334,777	183,522

Shareholders’ equity
Paid-in capital	6,490,148	3,958,670
Accumulated earnings	81,132	427,741

Total shareholders’ equity	6,571,280	4,386,411

Total liabilities and shareholders’ equity	$6,906,057	$4,569,933

Shares outstanding	250,014	150,014

Net asset value per share	$26.28	$29.24

Market value per share (Note 2)	$26.22	$29.49

See accompanying notes to the financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (49% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.18% due 04/01/09	$323,000	$323,000
0.16% due 04/06/09	273,000	272,994
0.09% due 04/07/09	746,000	745,989
0.12% due 04/09/09	364,000	363,990
0.14% due 04/13/09	364,000	363,983
0.10% due 04/15/09	175,000	174,993
0.10% due 04/17/09	431,000	430,981
0.10% due 04/21/09	247,000	246,987
0.07% due 04/28/09	319,000	318,984

Total short-term U.S. government agency obligations		$3,241,901

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Foreign Currency Forward Contracts
Contracts to Purchase
Euro	04/03/09	10,198,900	$13,546,029	$(291,800)
Contracts to Sell
Euro	04/03/09	(303,700)	(403,370)	1,008

See accompanying notes to the financial statements.

PROSHARES ULTRA EURO

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Investment Income
Interest	$690

Expenses
Offering costs	19,109
Limitation by Sponsor	(7,343)

Total expenses	11,766

Net investment loss	(11,076)

Realized and unrealized gain (loss) on investment activity
Net realized loss on
Foreign currency forward contracts	(185,286)
Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(150,247)

Net realized and unrealized gain (loss)	(335,533)

Net loss	$(346,609)

Net loss per weighted-average share	$(1.76)

Weighted-average shares outstanding	196,681

See accompanying notes to the financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$4,386,411
Sale of 100,000 shares	2,531,478

Net investment loss	(11,076)
Net realized loss	(185,286)
Change in net unrealized appreciation/depreciation	(150,247)

Net loss	(346,609)

Shareholders’ equity, at March 31, 2009	$6,571,280

See accompanying notes to the financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Cash flow from operating activities
Net loss	$(346,609)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for foreign currency forward contracts	(1,220,000)
Net purchase of short-term U.S. government agency obligations	(3,241,901)
Unrealized appreciation/depreciation on foreign currency forward contracts	150,247
Increase in receivable from Sponsor	(7,343)
Amortization of offering cost	19,109

Net cash provided by (used in) operating activities	(4,646,497)

Cash flow from financing activities
Proceeds from sale of shares	2,531,478

Net decrease in cash	(2,115,019)
Cash, at December 31, 2008	4,467,380

Cash, at March 31, 2009	$2,352,361

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Cash	$9,305,780	$7,121,112
Segregated cash balances with custodian for foreign currency forward contracts	6,010,000	—
Short-term U.S. government agency obligations (Note 3)	27,831,279	—
Receivable from capital shares sold	2,244,832	—
Unrealized appreciation on foreign currency forward contracts	1,899,777	151,153
Receivable from Sponsor	—	32,234
Offering costs (Note 5)	50,532	69,641

Total assets	47,342,200	7,374,140

Liabilities and shareholders’ equity
Liabilities
Accounts payable	42,977	42,977
Unrealized depreciation on foreign currency forward contracts	66,976	—
Payable to Sponsor	11,979	—

Total liabilities	121,932	42,977

Shareholders’ equity
Paid-in capital	50,489,294	7,676,890
Accumulated deficit	(3,269,026)	(345,727)

Total shareholders’ equity	47,220,268	7,331,163

Total liabilities and shareholders’ equity	$47,342,200	$7,374,140

Shares outstanding	2,100,014	350,014

Net asset value per share	$22.49	$20.95

Market value per share (Note 2)	$22.54	$21.26

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (59% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.18% due 04/01/09	$6,227,000	$6,227,000
0.16% due 04/02/09	336,000	335,999
0.16% due 04/06/09	6,269,000	6,268,861
0.12% due 04/09/09	2,500,000	2,499,933
0.14% due 04/13/09	2,500,000	2,499,883
0.10% due 04/15/09	7,000,000	6,999,728
0.04% due 04/22/09	1,000,000	999,977
0.07% due 04/28/09	2,000,000	1,999,898

Total short-term U.S. government agency obligations		$27,831,279

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Foreign Currency Forward Contracts
Contracts to Purchase
Euro	04/03/09	3,598,400	$4,779,342	$(66,976)
Contracts to Sell
Euro	04/03/09	(74,627,100)	(99,118,616)	1,899,777

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Investment Income
Interest	$5,186

Expenses
Management fee	44,213
Offering costs	19,109

Total expenses	63,322

Net investment loss	(58,136)

Realized and unrealized gain (loss) on investment activity
Net realized loss on
Foreign currency forward contracts	(4,546,811)
Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	1,681,648

Net realized and unrealized gain (loss)	(2,865,163)

Net loss	$(2,923,299)

Net loss per weighted-average share	$(2.57)

Weighted-average shares outstanding	1,139,458

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$7,331,163
Sale of 1,950,000 shares	47,189,104
Redemption of 200,000 shares	(4,376,700)

Net sale of 1,750,000 shares	42,812,404

Net investment loss	(58,136)
Net realized loss	(4,546,811)
Change in net unrealized appreciation/depreciation	1,681,648

Net loss	(2,923,299)

Shareholders’ equity, at March 31, 2009	$47,220,268

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Cash flow from operating activities
Net loss	$(2,923,299)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for foreign currency forward contracts	(6,010,000)
Net purchase of short-term U.S. government agency obligations	(27,831,279)
Unrealized appreciation/depreciation on foreign currency forward contracts	(1,681,648)
Decrease in receivable from Sponsor	32,234
Increase in payable to Sponsor	11,979
Amortization of offering cost	19,109

Net cash provided by (used in) operating activities	(38,382,904)

Cash flow from financing activities
Proceeds from sale of shares	44,944,272
Payment on shares redeemed	(4,376,700)

Net cash provided by (used in) financing activities	40,567,572

Net increase in cash	2,184,668
Cash, at December 31, 2008	7,121,112

Cash, at March 31, 2009	$9,305,780

See accompanying notes to the financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Cash	$1,760,747	$2,986,826
Short-term U.S. government agency obligations (Note 3)	1,835,942	—
Unrealized appreciation on foreign currency forward contracts	305	—
Receivable from Sponsor	43,623	33,137
Offering costs (Note 5)	50,531	69,639

Total assets	3,691,148	3,089,602

Liabilities and shareholders’ equity
Liabilities
Accounts payable	42,975	42,975
Unrealized depreciation on foreign currency forward contracts	103,761	201,574

Total liabilities	146,736	244,549

Shareholders’ equity
Paid-in capital	3,960,520	2,500,350
Accumulated earnings (deficit)	(416,108)	344,703

Total shareholders’ equity	3,544,412	2,845,053

Total liabilities and shareholders’ equity	$3,691,148	$3,089,602

Shares outstanding	150,014	100,014

Net asset value per share	$23.63	$28.45

Market value per share (Note 2)	$23.61	$28.66

See accompanying notes to the financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (52% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.18% due 04/01/09	$210,000	$210,000
0.16% due 04/06/09	115,000	114,997
0.09% due 04/07/09	442,000	441,993
0.12% due 04/09/09	100,000	99,997
0.10% due 04/15/09	159,000	158,994
0.10% due 04/17/09	296,000	295,987
0.10% due 04/20/09	230,000	229,988
0.07% due 04/28/09	284,000	283,986

Total short-term U.S. government agency obligations		$1,835,942

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Foreign Currency Forward Contracts
Contracts to Purchase
Yen	04/03/09	724,700,000	$7,319,163	$(103,761)
Contracts to Sell
Yen	04/03/09	(22,810,000)	(230,371)	305

See accompanying notes to the financial statements.

PROSHARES ULTRA YEN

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Investment Income
Interest	$508

Expenses
Offering costs	19,108
Limitation by Sponsor	(10,486)

Total expenses	8,622

Net investment loss	(8,114)

Realized and unrealized gain (loss) on investment activity
Net realized loss on
Foreign currency forward contracts	(850,815)
Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	98,118

Net realized and unrealized gain (loss)	(752,697)

Net loss	$(760,811)

Net loss per weighted-average share	$(5.50)

Weighted-average shares outstanding	138,347

See accompanying notes to the financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$2,845,053
Sale of 50,000 shares	1,460,170

Net investment loss	(8,114)
Net realized loss	(850,815)
Change in net unrealized appreciation/depreciation	98,118

Net loss	(760,811)

Shareholders’ equity, at March 31, 2009	$3,544,412

See accompanying notes to the financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Cash flow from operating activities
Net loss	$(760,811)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net purchase of short-term U.S. Government agency obligations	(1,835,942)
Amortization of offering cost	19,108
Increase in receivable from Sponsor	(10,486)
Unrealized appreciation/depreciation on foreign currency forward contracts	(98,118)

Net cash provided by (used in) operating activities	(2,686,249)

Cash flow from financing activities
Proceeds from sale of shares	1,460,170

Net decrease in cash	(1,226,079)
Cash, at December 31, 2008	2,986,826

Cash, at March 31, 2009	$1,760,747

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Cash	$13,535,437	$1,970,377
Segregated cash balances with custodian for foreign currency forward contracts	2,850,000	—
Short-term U.S. government agency obligations (Note 3)	41,379,259	—
Unrealized appreciation on foreign currency forward contracts	1,634,198	135,917
Receivable from Sponsor	—	33,660
Offering costs (Note 5)	50,532	69,641

Total assets	59,449,426	2,209,595

Liabilities and shareholders’ equity
Liabilities
Accounts payable	42,978	42,978
Unrealized depreciation on foreign currency forward contracts	97,756	—
Payable to Sponsor	5,912	—

Total liabilities	146,646	42,978

Shareholders’ equity
Paid-in capital	55,584,028	2,500,350
Accumulated earnings (deficit)	3,718,752	(333,733)

Total shareholders’ equity	59,302,780	2,166,617

Total liabilities and shareholders’ equity	$59,449,426	$2,209,595

Shares outstanding	2,350,014	100,014

Net asset value per share	$25.24	$21.66

Market value per share (Note 2)	$25.19	$21.85

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (70% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.18% due 04/01/09	$14,026,000	$14,026,000
0.16% due 04/02/09	2,500,000	2,499,989
0.16% due 04/06/09	6,354,000	6,353,859
0.09% due 04/07/09	4,500,000	4,499,933
0.12% due 04/09/09	3,500,000	3,499,907
0.14% due 04/13/09	3,500,000	3,499,837
0.10% due 04/15/09	3,000,000	2,999,883
0.04% due 04/22/09	2,000,000	1,999,952
0.07% due 04/27/09	2,000,000	1,999,899

Total short-term U.S. government agency obligations		$41,379,259

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Foreign Currency Forward Contracts
Contracts to Purchase
Yen	04/03/09	642,490,000	$6,488,877	$(97,756)
Contracts to Sell
Yen	04/03/09	(12,389,350,000)	(125,127,194)	1,634,198

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Investment Income
Interest	$5,382

Expenses
Management fee	39,572
Offering costs	19,109

Total expenses	58,681

Net investment loss	(53,299)

Realized and unrealized gain (loss) on investment activity
Net realized gain on
Foreign currency forward contracts	2,705,259
Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	1,400,525

Net realized and unrealized gain (loss)	4,105,784

Net income	$4,052,485

Net income per weighted-average share	$3.92

Weighted-average shares outstanding	1,035,014

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$2,166,617
Sale of 2,350,000 shares	55,550,727
Redemption of 100,000 shares	(2,467,049)

Net sale of 2,250,000 shares	53,083,678

Net investment loss	(53,299)
Net realized gain	2,705,259
Change in net unrealized appreciation/depreciation	1,400,525

Net income	4,052,485

Shareholders’ equity, at March 31, 2009	$59,302,780

See accompanying notes to the financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

(unaudited)

Cash flow from operating activities
Net income	$4,052,485
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for foreign currency forward contracts	(2,850,000)
Net purchase of short-term U.S. government agency obligations	(41,379,259)
Unrealized appreciation/depreciation on foreign currency forward contracts	(1,400,525)
Decrease in receivable from Sponsor	33,660
Increase in payable to Sponsor	5,912
Amortization of offering cost	19,109

Net cash provided by (used in) operating activities	(41,518,618)

Cash flow from financing activities
Proceeds from sale of shares	55,550,727
Payment on shares redeemed	(2,467,049)

Net cash provided by (used in) financing activities	53,083,678

Net increase in cash	11,565,060
Cash, at December 31, 2008	1,970,377

Cash, at March 31, 2009	$13,535,437

See accompanying notes to the financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (the “Trust”) was organized as a Delaware statutory trust on October 9, 2007 and is authorized to issue an unlimited number of common units of beneficial interest (“Shares”). The Trust is comprised of twelve separate series (each, a “Fund”, and collectively, the “Funds”): ProShares Ultra DJ-AIG Commodity, ProShares UltraShort DJ-AIG Commodity, ProShares Ultra DJ-AIG Crude Oil, ProShares UltraShort DJ-AIG Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen.

The Trust had no operations prior to November 24, 2008 other than matters relating to its organization and the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of fourteen Shares of each Fund at an aggregate purchase price of $350 in each of the Funds.

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

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2008 as filed with the SEC on March 31, 2009.

Use of Estimates & Indemnifications

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements. Actual results could differ from those estimates.

In the normal course of business, the Trust enters into contracts that contain a variety of representations which provide general indemnifications. The Trust’s maximum exposure under these arrangements cannot be known; however, the Trust expects any risk of loss to be remote.

Fiscal Period Cut-off

These financial statements have been prepared as of the time of the final calculation of the Funds’ net asset value (“NAV”) for the three-month period ended March 31, 2009 as follows. All times are Eastern:

	NAV Calculation Time	NAV Calculation Date
UltraSilver, UltraShort Silver	7:00 A.M.	March 31
Ultra Gold, UltraShort Gold	10:00 A.M.	March 31
Ultra DJ-AIG Commodity, UltraShort DJ-AIG Commodity	2:30 P.M.	March 31
Ultra DJ-Crude Oil, UltraShort DJ-AIG Crude Oil	2:30 P.M.	March 31
Ultra Euro, UltraShort Euro	4:00 P.M.	March 31
Ultra Yen, UltraShort Yen	4:00 P.M.	March 31

Although the Funds’ Shares may continue to trade subsequent to these times, these times represent the close of business for the three-month period ended March 31, 2009 for the Funds’ investment operations and Share creation and redemption operations. Market value per Share is determined at the close of the New York Stock Exchange and may be later than when the Funds’ NAV per Share is calculated.

Investment Valuation

Short-term investments are valued at amortized cost to the extent that it approximates value.

Derivatives (e.g., futures, swaps and forward agreements) are generally valued using third party pricing services or other procedures as determined by the Sponsor. Futures contracts, except for the Gold and Silver Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures in the Gold and Silver Funds are valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. If there was no sale on that day, and for non-exchange traded derivatives, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value price would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards.

Fair value pricing may require subjective determinations about the value of an investment. While the Trust’s policy is intended to result in a calculation of a Fund’s NAV that fairly reflects investment values as of the time of pricing, the Trust cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that a Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by a Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

Fair Value of Financial Instruments

In September 2006, Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) was issued and became effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurement. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the Funds (observable inputs) and (2) the Funds’ own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the SFAS 157 hierarchy are as follows:

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

The following table summarizes the valuation of investments at March 31, 2009 using the fair value hierarchy:

	LEVEL 1 – Quoted Prices		LEVEL 2 –Other Significant Observable Inputs	Total Short-Term U.S. Government Agencies, Futures Contracts, Forward and Swap Agreements
	Short-Term U.S. Government Agencies	Futures Contracts	Forward and Swap Agreements
Ultra DJ-AIG Commodity	$3,501,897	$—	$(799,804)	$2,702,093
UltraShort DJ-AIG Commodity	617,979	—	(294,703)	323,276
Ultra DJ-AIG Crude Oil	131,406,251	18,542,160	(15,801,864)	134,146,547
UltraShort DJ-AIG Crude Oil	17,940,529	169,990	(78,476)	18,032,043
Ultra Gold	48,348,356	11,491	(3,081,646)	45,278,200
UltraShort Gold	14,168,541	5,784	1,162,023	15,336,348
Ultra Silver	20,850,418	(37,514)	1,168,929	21,981,833
UltraShort Silver	11,177,667	1,863	(620,615)	10,558,915
Ultra Euro	3,241,901	—	(290,792)	2,951,109
UltraShort Euro	27,831,279	—	1,832,801	29,664,080
Ultra Yen	1,835,942	—	(103,456)	1,732,486
UltraShort Yen	41,379,259	—	1,536,442	42,915,701

At March 31, 2009, there were no Level 3 portfolio investments for which significant unobservable inputs were used to determine fair value.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation/depreciation on open contracts are reflected in the Statements of Financial Condition and changes in the unrealized appreciation/ depreciation between periods are reflected in the Statements of Operations. Discounts and premiums on short-term securities purchased are accreted and amortized, respectively, on a yield-to-maturity basis and reflected as Interest Income in the Statements of Operations.

Brokerage Commissions and Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments.

Federal Income Tax

Each Fund is registered as a series of a Delaware statutory trust and is treated as a partnership for U.S. federal income tax purposes. Accordingly, no Fund expects to incur U.S. federal income tax liability; rather, each beneficial owner of a Fund’s Shares is required to take into account its allocable share of its Fund’s income, gain, loss, deductions and other items for its Fund’s taxable year ending with or within the beneficial owner’s taxable year.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure.

Management of the Funds has reviewed all open tax years and major jurisdictions and concluded the application of FIN 48 resulted in no impact to the Funds’ net assets or results of operations. There is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken under FIN 48 to determine if adjustments to conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from FASB and on-going analysis of tax law, regulation, and interpretations thereof.

NOTE 3 – INVESTMENTS

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, agency securities, and other high-credit quality short-term fixed income or similar securities with original maturities of one year or less. A portion of these investments may be posted as collateral in connection with swap agreements and/or used as margin for each Fund’s trading in futures and forward contracts.

Accounting for Derivative Instruments

In seeking to achieve each Fund’s investment objective, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of investment positions that the Sponsor believes in combination should produce daily returns consistent with a Fund’s objective.

All open derivative positions at period-end for each Fund are disclosed in the Schedules of Investments and the volume of these open positions relative to the shareholders’ equity of each Fund is generally representative of the volume of open positions throughout the reporting period for each respective Fund.

Following is a description of the derivative instruments used by the Funds during the reporting period, including the primary underlying risk exposures related to each instrument type.

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

Upon entering into a futures contract, each Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is effected. The initial margin is segregated as cash balances with brokers for futures contracts, as disclosed in the Statements of Financial Condition, and is restricted as to its use. Pursuant to the futures contract, each Fund agrees to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by each Fund as unrealized gains or losses. Each Fund will realize a gain or loss upon closing of a futures transaction.

Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal counterparty risk to the Fund since futures contracts are exchange-traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, guarantees the futures contracts against default.

Swap Agreements

The Funds may enter into swap agreements for purposes of pursuing their investment objectives or as a substitute for investing directly in (or shorting) commodities, or to create an economic hedge against a position. Swap agreements are two-party contracts entered into primarily with institutional investors for a specified period, ranging from a day to more than one year. In a standard swap transaction, two parties agree to exchange the returns earned or realized on a particular predetermined investment, instrument or index in exchange for a fixed or floating rate of return in respect of a predetermined notional amount. In the case of futures contracts based indices, such as those used by the Commodity Index Funds, the reference interest rate is zero. The gross returns to be exchanged are calculated with respect to a notional amount and the benchmark returns to which the swap is linked. Swap agreements do not involve the delivery of securities or other underlying instruments.

Generally, swap agreements entered into by the Funds calculate and settle the obligations of the parties to the agreement on a “net basis” with a single payment. Consequently, each Fund’s current obligations (or rights) under a swap agreement will generally be equal only to the net amount to be paid or received under the agreement based on the relative values of such obligations (or rights) (the “net amount”). In a typical swap agreement entered into by an Ultra Fund, the Ultra Fund would be entitled to settlement payments in the event the benchmark increases and would be required to make payments to the swap counterparties in the event the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay. In a typical swap agreement entered into by an UltraShort Fund, the UltraShort Fund would be required to make payments to the swap counterparties in the event the benchmark increases and would be entitled to settlement payments in the event the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay.

The net amount of the excess, if any, of each Fund’s obligations over its entitlements with respect to each swap agreement is accrued on a daily basis and an amount of cash or liquid assets having an aggregate NAV at least equal to such accrued excess is maintained in a segregated account by the Funds’ Custodian. Until a swap agreement is settled in cash, the gain or loss on the notional amount less any transaction costs or trading spreads payable by each Fund on the notional amount are recorded as “unrealized appreciation or depreciation on swap agreements” and, when cash is exchanged, the gain or loss realized is recorded as “realized gains or losses on swap agreements.” Swap agreements are generally valued at the last settled price of the benchmark referenced Index.

The Trust, on behalf of a Fund, may enter into agreements with certain counterparties for derivative transactions. These agreements contain various conditions, events of default, termination events, covenants and representations. The triggering of certain events or the default on certain terms of the agreement could allow a party to terminate a transaction under the agreement and request immediate payment in an amount equal to the net positions owed the party under the agreement. This could cause a Fund to have to enter into a new transaction with the same counterparty, enter into a transaction with a different counterparty or seek to achieve its investment objective through any number of different investments or investment techniques.

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlation between movements in the notional amount and the price of the underlying investments and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will enter into swap agreements only with large, well-capitalized and well established financial institutions. The creditworthiness of each of the firms which is a party to a swap agreement is monitored by the Sponsor.

The Funds collateralize swap agreements with cash as indicated on the Statements of Financial Condition and such collateral is held for the benefit of the counterparty in a segregated account at the Custodian to protect the counterparty against non-payment by the Funds. In the event of a default by the counterparty, the Funds will seek return of this collateral and may incur certain costs exercising its right with respect to the collateral.

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties, as those amounts are not similarly collateralized by the counterparty. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, the Funds may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. The Funds may obtain only limited recovery or may obtain no recovery in such circumstances.

Forward Contracts

A forward contract is an agreement between two parties to purchase or sell a specified quantity of a commodity or currency at or before a specified date in the future at a specified price. Forward contracts are typically traded in the over-the-counter (“OTC”) markets and all details of the contract are negotiated between the counterparties to the agreement. Accordingly, the forward contracts are valued by reference to the contracts traded in the OTC markets.

The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or currency, establishing an opposite position in the contract and recognizing the profit or loss on both positions simultaneously on the delivery date or, in some instances, paying a cash settlement before the designated date of delivery. The forward contracts are adjusted by the daily fluctuation of the underlying commodity or currency and any gains or losses are recorded for financial statement purposes as unrealized gains or losses until the contract settlement date.

Forward contracts are, in general, not cleared or guaranteed by a third party. The Funds collateralize forward commodity contracts with cash and/or certain securities as indicated on their Statements of Financial Condition and such collateral is held for the benefit of the counterparty in a segregated account at the Custodian to protect the counterparty against non-payment by the Funds. In the event of a default by the counterparty, the Funds will seek return of this collateral and may incur certain costs exercising its right with respect to the collateral.

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

Fair Value of Derivative Instruments

as of March 31, 2009

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments under Statement 133	Statements of Financial Condition location	Fund	Unrealized Appreciation		Statements of Financial Condition location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-AIG Crude Oil	$18,542,160	*	Payables on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares Ultra DJ-AIG Commodity	$799,804
		ProShares UltraShort DJ-AIG Crude Oil	169,990	*		ProShares UltraShort DJ-AIG Commodity	294,703
		ProShares Ultra Gold	11,491	*		ProShares Ultra DJ-AIG Crude Oil	15,801,864
		ProShares UltraShort Gold	1,167,807	*		ProShares UltraShort DJ-AIG Crude Oil	78,476
		ProShares Ultra Silver	1,168,929	*		ProShares Ultra Gold	3,081,646
		ProShares UltraShort Silver	1,863	*		ProShares Ultra Silver	37,514	*
						ProShares UltraShort Silver	620,615
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares UltraShort Euro	1,832,801		Unrealized depreciation on foreign currency forward contracts	ProShares Ultra Euro	290,792
		ProShares UltraShort Yen	1,536,442			ProShares Ultra Yen	103,456

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2008

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments under Statement 133	Statements of Financial Condition location	Fund	Unrealized Appreciation		Statements of Financial Condition location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-AIG Commodity	$184,583		Payables on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-AIG Commodity	$426,201
		ProShares Ultra DJ-AIG Crude Oil	12,678,400	**		ProShares UltraShort DJ-AIG Crude Oil	3,550,590**
		ProShares Ultra Gold	39,770	**		ProShares Ultra Gold	586,254
		ProShares UltraShort Gold	86,657			ProShares UltraShort Gold	22,690**
		ProShares UltraShort Silver	47,484			ProShares Ultra Silver	264,872**
						ProShares UltraShort Silver	650**
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares UltraShort Euro	151,153		Unrealized depreciation on foreign currency forward contracts	ProShares Ultra Euro	140,545
		ProShares UltraShort Yen	135,917			ProShares Ultra Yen	201,574

**	Includes cumulative appreciation/depreciation of futures contracts as reported in the Trust’s Annual Report on Form 10-K. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended March 31, 2009

Derivatives not accounted for as hedging instruments under Statement 133	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or (Depreciation) on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on transactions from futures, swaps, and/or forwards/changes in unrealized appreciation (depreciation) of futures, swaps, and/or forwards	ProShares Ultra DJ-AIG Commodity	$37,775	$(984,387)
		ProShares UltraShort DJ-AIG Commodity	(11,377)	131,498
		ProShares Ultra DJ-AIG Crude Oil	(81,240,083)	(9,938,104)
		ProShares UltraShort DJ-AIG Crude Oil	3,491,939	3,642,104
		ProShares Ultra Gold	(248,973)	(2,523,671)
		ProShares UltraShort Gold	(5,652,701)	1,103,840
		ProShares Ultra Silver	2,854,241	1,396,287
		ProShares UltraShort Silver	(873,910)	(665,586)
Foreign Exchange Contracts	Net realized gain (loss) on transactions from foreign currency transactions/changes in unrealized appreciation (depreciation) of foreign currency transactions	ProShares Ultra Euro	(185,286)	(150,247)
		ProShares UltraShort Euro	(4,546,811)	1,681,648
		ProShares Ultra Yen	(850,815)	98,118
		ProShares UltraShort Yen	2,705,259	1,400,525

NOTE 4 – AGREEMENTS

Management Fee

Each Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of the average daily NAV of such Fund to the extent that such amounts cumulatively exceed the organization and offering costs incurred by the Fund. The Management Fee is paid in consideration of the Sponsor’s services as commodity pool operator and commodity trading advisor, and for managing the business and affairs of the Fund. From the Management Fee, the Sponsor pays the fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent and the licensors for the Commodity Index Funds (Dow Jones & Company, Inc. and AIG Financial Products Corp., together, “DJ-AIG”), the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees. Each Fund incurs and pays its non-recurring and unusual fees and expenses. No other management fee is paid by the Fund. The Management Fee will be paid in consideration of the Sponsor’s trading advisory services and other services provided to the Funds that the Sponsor will pay directly.

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

The Distributor

SEI Investments Distribution Co. (“SEI”), serves as Distributor of the Shares and assists the Sponsor and the Administrator with certain functions and duties relating to distribution and marketing, including taking creation and redemption orders, consulting with the marketing staff of the Sponsor and its affiliates with respect to compliance with FINRA and/or the National Futures Association (“NFA”) in connection with marketing efforts, and reviewing and filing of marketing materials with FINRA and/or the NFA. SEI retains all marketing materials separately for each Fund, at c/o SEI, One Freedom Valley Drive, Oaks, PA 19456. The Sponsor, on behalf of each Fund, has entered into a Distribution Services Agreement with SEI.

Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor pays all of the routine operational, administrative and other ordinary expenses of each Fund generally, as determined by the Sponsor including, but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent, DJ-AIG, accounting and auditing fees and expenses, tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund, FINRA filing fees, individual K-1 preparation and mailing fees not exceeding 0.10% per annum of the NAV of a Fund, and report preparation and mailing expenses.

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

NOTE 5 – ORGANIZATION AND OFFERING COSTS

Organization costs are expensed as incurred and offering costs will be amortized by the Funds over a twelve month period on a straight-line basis. The Sponsor will not collect any fee in the first year of operation of each Fund in an amount equal to the organization and offering fees. The Sponsor has agreed to reimburse a Fund to the extent that its organization and offering costs exceed 0.95% of its average daily NAV of each Fund for the shorter of the twelve month period following the initial sale of Shares or the period from the initial sale of Shares to the date the Fund ceases investment operations.

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

Transaction fees for the following Funds for the three months ended March 31, 2009, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended March 31, 2009
Ultra DJ-AIG Commodity	$2,400
Ultra DJ-AIG Crude Oil	213,718
UltraShort DJ-AIG Crude Oil	62,911
Ultra Gold	25,760
UltraShort Gold	14,147
Ultra Silver	12,469
UltraShort Silver	7,483

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended March 31, 2009:

Ultra ProShares

For the Three-Month Period Ended March 31, 2009 (Unaudited)

Per Share Operating Performance	Ultra DJ-AIG Commodity	Ultra DJ-AIG Crude Oil	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2008	$22.1647	$14.7811	$30.8181	$28.6021	$29.2400	$28.4465
Net investment loss	(0.0431)	(0.0229)	(0.0769)	(0.0890)	(0.0563)	(0.0586)
Net realized and unrealized gain (loss)	(3.3064)	(6.1675)	2.3572 #	11.3102	(2.9001)	(4.7607)
Net income (loss)	(3.3495)	(6.1904)	2.2803	11.2212	(2.9564)	(4.8193)
Net asset value, at March 31, 2009	$18.8152	$8.5907	$33.0984	$39.8233	$26.2836	$23.6272
Market value per share, at December 31, 2008	$22.15	$13.69	$31.60	$31.50	$29.49	$28.66
Market value per share, at March 31, 2009	$18.83	$8.42	$33.31	$38.99	$26.22	$23.61
Total Return, at net asset value^	(15.11)%	(41.88)%	7.40%	39.23%	(10.11)%	(16.94)%
Total Return, at market value^	(14.99)%	(38.50)%	5.41%	23.78%	(11.09)%	(17.62)%
Ratios to Average Net Assets**
Expense ratio	(0.95)%	(1.12)%	(0.96)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment loss	(0.92)%	(1.08)%	(0.91)%	(0.92)%	(0.89)%	(0.89)%

^	Percentages are not annualized for the period ended March 31, 2009.

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period does not accord with the change in aggregate gains and losses during the period because of the timing of creation and redemption units in relation to fluctuating net asset values during the period.

UltraShort ProShares

For the Three-Month Period Ended March 31, 2009 (Unaudited)

Per Share Operating Performance	UltraShort DJ- AIG Commodity	UltraShort DJ- AIG Crude Oil	UltraShort Gold	UltraShort Silver	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2008	$26.7951	$29.0040	$19.3741	$19.5980	$20.9453	$21.6631
Net investment loss	(0.0659)	(0.1229)	(0.0375)	(0.0271)	(0.0510)	(0.0515)
Net realized and unrealized gain (loss)	1.2010	2.2615	(3.1477)	(8.0881)	1.5914 #	3.6235
Net income (loss)	1.1351	2.1386	(3.1852)	(8.1152)	1.5404	3.5720
Net asset value, at March 31, 2009	$27.9302	$31.1426	$16.1889	$11.4828	$22.4857	$25.2351
Market value per share, at December 31, 2008	$27.58	$31.66	$19.10	$17.51	$21.26	$21.85
Market value per share, at March 31, 2009	$28.97	$31.84	$16.17	$11.74	$22.54	$25.19
Total Return, at net asset value^	4.24%	7.37%	(16.44)%	(41.41)%	7.35%	16.49%
Total Return, at market value^	5.04%	0.57%	(15.34)%	(32.95)%	6.02%	15.29%
Ratios to Average Net Assets**
Expense ratio	(0.95)%	(1.49)%	(0.97)%	(0.97)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment loss	(0.92)%	(1.46)%	(0.92)%	(0.93)%	(0.87)%	(0.86)%

^	Percentages are not annualized for the period ended March 31, 2009.

**	Percentages are annualized.

#	The amount shown for a share outstanding throughout the period does not accord with the change in aggregate gains and losses during the period because of the timing of creation and redemption units in relation to fluctuating net asset values during the period.

NOTE 8 – RISK

See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2008, filed with the SEC on March 31, 2009, for additional disclosure regarding the risks associated with the Funds, including graphs which illustrate the impact of leverage on Fund performance.

Correlation Risk

A number of factors may affect a Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that a Fund will achieve a high degree of correlation. A failure to achieve a high degree of correlation may prevent a Fund from achieving its investment objective. A number of factors may adversely affect a Fund’s correlation with its benchmark, including fees, expenses, transaction costs, costs associated with the use of leveraged investment techniques, income items, accounting standards and disruptions or illiquidity in the markets for the commodities or Financial Instruments (i.e., commodity-based or currency-based instruments whose value is derived from the value of an underlying asset, rate or index) in which the Fund invests. A Fund may be subject to large movements of assets into and out of the Fund, potentially resulting in the Fund being over- or under-exposed to its benchmark. In addition, there is a special form of correlation risk that derives from these Funds’ use of leverage, which is that for periods greater than one day, the use of leverage tends to cause the performance of a Fund to be either greater than or less than the target return for the same period stated in the fund objective, before accounting for fees and fund expenses. In general, given a particular index return, increased volatility of the index will cause a decrease in the performance relative to the target return for the same period.

Counterparty Risk

A Fund will be subject to credit risk with respect to the amount it expects to receive from counterparties to Financial Instruments and repurchase agreements entered into by the Fund. A Fund may be negatively impacted if a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties. A Fund may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding and a Fund may obtain only limited recovery or may obtain no recovery in such circumstances. The Funds typically enter into transactions with counterparties whose credit ratings are investment grade, as determined by a nationally recognized statistical rating organization, or, if unrated, judged by the Sponsor to be of comparable quality.

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

NOTE 10 – SUBSEQUENT EVENTS

On May 6, 2009, UBS Securities LLC acquired AIG Financial Product Corp.’s commodity business. Accordingly, the Dow Jones-AIG Commodity Index and the Dow Jones-AIG Crude Oil Sub-Index have been renamed the Dow Jones-UBS Commodity Index and the Dow Jones-UBS Crude Oil Sub-Index, respectively, effective May 7, 2009. The Dow Jones-UBS Commodity Index and the Dow Jones-UBS Crude Oil Sub-Index have an identical methodology, form and format to the Dow Jones-AIG Commodity Index and the Dow Jones-AIG Crude Oil Sub-Index, respectively. The Funds are expected to change their names accordingly.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Quarterly Report on Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor or the Trustee (as each term is defined below) assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor or the Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series. The following twelve series of the Trust, ProShares Ultra DJ-AIG Commodity, ProShares UltraShort DJ-AIG Commodity, ProShares Ultra DJ-AIG Crude Oil, ProShares UltraShort DJ-AIG Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Fund” and collectively, the “Funds”) issue common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca exchange (“NYSE Arca”).

ProShare Capital Management LLC serves as the Trust’s Sponsor (the “Sponsor”), commodity pool operator and commodity trading advisor. Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Funds are commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by the Sponsor, a commodity pool operator registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended.

Groups of Funds are collectively referred to in this Quarterly Report on Form 10-Q in two different ways. References to “Ultra ProShares” or “UltraShort ProShares” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds”, “Commodity Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks.

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

Each Fund continuously offers and redeems its Shares in blocks of 50,000 Shares (“Creation Units”). Only Authorized Participants may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with one or more of the Funds. Shares of the Funds are offered to Authorized Participants in Creation Units at each Fund’s respective net asset value per Share (“NAV”). Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of each Fund on NYSE Arca, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from any Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.

Liquidity and Capital Resources

In order to collaterize derivatives positions in commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and/or used as margin for each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three-month period ended March 31, 2009, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended March 31, 2009
ProShares Ultra DJ-AIG Commodity	$483
ProShares UltraShort DJ-AIG Commodity	236
ProShares Ultra DJ-AIG Crude Oil	33,715
ProShares UltraShort DJ-AIG Crude Oil	1,891
ProShares Ultra Gold	9,474
ProShares UltraShort Gold	3,412
ProShares Ultra Silver	2,949
ProShares UltraShort Silver	1,167
ProShares Ultra Euro	690
ProShares UltraShort Euro	5,186
ProShares Ultra Yen	508
ProShares UltraShort Yen	5,382

Each Fund’s underlying swaps, futures and forward contracts, as the case may be, are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, swaps and forward contracts are not traded on an exchange, do not have uniform terms and conditions, and in general are not transferable without the consent of the counterparty. In the case of futures contracts, commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no futures trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in such futures contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Futures contract prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent a Fund from promptly liquidating its futures positions.

Entry into swap agreements or forward contracts may further impact liquidity because these contractual agreements are executed “off-exchange” between private parties and, therefore, the time required to offset or “unwind” these positions may be greater than that for exchange-traded instruments. This potential delay could be exacerbated to the extent a counterparty is not a United States person.

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

Results of Operations for the Three-Month Period Ended March 31, 2009

NAV of ProShares Ultra DJ-AIG Commodity

The Fund’s NAV increased from $3,325,011 at December 31, 2008 to $13,170,908 at March 31, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 150,014 Shares at December 31, 2008 to 700,014 Shares at March 31, 2009 due to 550,000 Shares (11 Creation Units) being created and no Shares being redeemed during the period. This increase in NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-AIG Commodity Index. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 15.11%. During the three-month period ended March 31, 2009, the benchmark declined by a cumulative 6.36% and had an annualized volatility of 31%.

NAV of ProShares UltraShort DJ-AIG Commodity

The Fund’s NAV increased from $2,679,883 at December 31, 2008 to $2,793,409 at March 31, 2009. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-AIG Commodity Index. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 4.24%. During the three-month period ended March 31, 2009, the benchmark index declined by a cumulative 6.36% and had an annualized volatility of 31%.

NAV of ProShares Ultra DJ-AIG Crude Oil

The Fund’s NAV increased from $99,772,943 at December 31, 2008 to $304,110,416 at March 31, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 6,750,014 Shares at December 31, 2008 to 35,400,014 Shares at March 31, 2009 due to 65,200,000 Shares (1,304 Creation Units) being created and 36,550,000 Shares (731 Creation Units) being redeemed during the period. This increase in NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-AIG Crude Oil Sub-Index. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 41.88%. During the three- month period ended March 31, 2009, the benchmark index declined by a cumulative 18.7% and had an annualized volatility of 70%.

NAV of ProShares UltraShort DJ-AIG Crude Oil

The Fund’s NAV increased from $14,502,399 at December 31, 2008 to $43,600,089 at March 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 500,014 Shares at December 31, 2008 to 1,400,014 Shares at March 31, 2009 due to 4,250,000 Shares (85 Creation Units) being created and 3,350,000 Shares (67 Creation Units) being redeemed during the period. The increase in the Fund’s NAV resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-AIG Crude Oil Sub-Index. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 7.13%. During the three-month period ended March 31, 2009, the benchmark index declined by a cumulative 18.7% and had an annualized volatility of 70%.

NAV of ProShares Ultra Gold

The Fund’s NAV increased from $27,736,722 at December 31, 2008 to $125,774,217 at March 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 900,014 Shares at December 31, 2008 to 3,800,014 Shares at March 31, 2009 due to 3,150,000 Shares (63 Creation Units) being created and 250,000 Shares (5 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 7.38%. During the three-month period ended March 31, 2009, the benchmark index rose by a cumulative 5.38% and had an annualized volatility of 31%.

NAV of ProShares UltraShort Gold

The Fund’s NAV increased from $3,875,093 at December 31, 2008 to $50,995,214 at March 31, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 200,014 Shares at December 31, 2008 to 3,150,014 Shares at March 31, 2009 due to 3,350,000 Shares (67 Creation Units) being created and 400,000 Shares (8 Creation Units) being redeemed during the period. This increase in NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 16.47%. During the three-month period ended March 31, 2009, the benchmark index rose by a cumulative 5.38% and had an annualized volatility of 31%.

NAV of ProShares Ultra Silver

The Fund’s NAV increased from $10,011,149 at December 31, 2008 to $53,762,075 at March 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 350,014 Shares at December 31, 2008 to 1,350,014 Shares at March 31, 2009 due to 1,200,000 Shares (24 Creation Units) being created and 200,000 Shares (4 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 39.21%. During the three-month period ended March 31, 2009, the benchmark index rose by a cumulative 21.50% and had an annualized volatility of 41%.

NAV of ProShares UltraShort Silver

The Fund’s NAV increased from $1,960,071 at December 31, 2008 to $28,707,227 at March 31, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 2,500,014 Shares at March 31, 2009 due to 2,700,000 Shares (54 Creation Units) being created and 300,000 Shares (6 Creation Units) being redeemed during the period. This increase in NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 41.42%. During the three-month period ended March 31, 2009, the benchmark index rose by a cumulative 21.50% and had an annualized volatility of 41%.

NAV of ProShares Ultra Euro

The Fund’s NAV increased from $4,386,411 at December 31, 2008 to $6,571,280 at March 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 150,014 Shares at December 31, 2008 to 250,014 Shares at March 31, 2009 due to 100,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. This increase in NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 10.11%. During the three-month period ended March 31, 2009, the benchmark index declined by a cumulative 4.90% and had an annualized volatility of 18%.

NAV of ProShares UltraShort Euro

The Fund’s NAV increased from $7,331,163 at December 31, 2008 to $47,220,268 at March 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 350,014 Shares at December 31, 2008 to 2,100,014 Shares at March 31, 2009 due to 1,950,000 Shares (39 Creation Units) being created and 200,000 Shares (4 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 7.36%. During the three-month period ended March 31, 2009, the benchmark index declined by a cumulative 4.90% and had an annualized volatility of 18%.

NAV of ProShares Ultra Yen

The Fund’s NAV increased from $2,845,053 at December 31, 2008 to $3,544,412 at March 31, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 150,014 Shares at March 31, 2009 due to 50,000 Shares (1 Creation Unit) being created and no Shares being redeemed during the period. This increase in NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 16.94%. During the three-month period ended March 31, 2009, the benchmark index declined by a cumulative 8.34% and had an annualized volatility of 16%.

NAV of ProShares UltraShort Yen

The Fund’s NAV increased from $2,166,617 at December 31, 2008 to $59,302,780 at March 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 2,350,014 Shares at March 31, 2009 due to 2,350,000 Shares (47 Creation Units) being created and 100,000 Shares (2 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 16.49%. During the three-month period ended March 31, 2009, the benchmark index declined by a cumulative 8.34% and had an annualized volatility of 16%.

Off-Balance Sheet Arrangements and Contractual Obligations

As of May 14, 2009, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

Management fee payments made to the Sponsor are calculated as a fixed percentage of each Fund’s NAV. As such, the Sponsor cannot anticipate the amount of payments that will be required under these arrangements for future periods as NAVs are not known until a future date. The agreement with the Sponsor may be terminated by either party upon 30 days written notice to the other party. One officer of the Trust also serves as an officer and owner of the Sponsor.

Market Risk

Trading in futures contracts involves each Fund entering into contractual commitments to purchase or sell a commodity underlying the Fund’s benchmark at a specified date and price, should it hold such futures contract into the deliverable period. Should a Fund enter into a contractual commitment to sell a physical commodity, it would be required to make delivery of that commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the value of a commodity can rise is unlimited, entering into commitments to sell commodities would expose a Fund to theoretically unlimited risk.

Each Fund’s exposure to market risk is influenced by a number of factors, including the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of each Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of investors’ capital.

Credit Risk

When a Fund enters into swap agreements, futures contracts or forward contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations.

The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges, which may become applicable in the future), it may be backed by a consortium of banks or other financial institutions.

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

Forward agreements do not involve the delivery of securities at the onset of a transaction, but may be settled physically in the underlying asset if such contracts are held to expiration, particularly in the case of currency forwards. Thus, prior to settlement, if the counterparty to a forward contract defaults, a Fund’s risk of loss consists of the net amount of payments that the Fund is contractually entitled to receive, if any. However, if physically settled forwards are held until expiration (presently, there is no plan to do this), at the time of settlement, a Fund may be at risk for the full notional value of the forward contracts depending on the type of settlement procedures used.

The Sponsor attempts to minimize certain of these market and credit risks by normally:

•	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;

•	limiting the outstanding amounts due from counterparties to the Funds;

•	not posting margin directly with a counterparty;

•	limiting the amount of margin or premium posted at a futures commission merchant (“FCM”); and

•	ensuring that deliverable contracts are not held to such a date when delivery of the underlying asset could be called for.

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

Each Fund has significant exposure to Financial Instruments. The Funds hold a significant portion of their assets in swaps, futures or forward contracts, all of which are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the Statements of Operations.

The use of fair value to measure Financial Instruments, with related unrealized gains or losses recognized in earnings in each period, is fundamental to the Funds’ financial statements. The fair value of a Financial Instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

Derivatives (e.g., futures, swaps and forward agreements) are generally valued using third party pricing services or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold and Silver Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold and Silver Funds are valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. If there was no sale on that day, and for non-exchange traded derivatives, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards.

Fair value pricing may require subjective determinations about the value of an investment. While a Fund’s policy is intended to result in a calculation of the Fund’s NAV that fairly reflects investment values as of the time of pricing, the Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that the Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by the Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 2 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding SFAS 157.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the contract is closed or the changes occur, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which are sensitive to commodity price risk. As of March 31, 2009, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra DJ-AIG Commodity:

As of March 31, 2009, the ProShares Ultra DJ-AIG Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-AIG Commodity Index. The following table provides information about the Fund’s swap positions as of March 31, 2009, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Long or Short	Termination Date	Units	Index Close	Notional Amount at Value
Dow Jones-AIG Commodity Index	Long	04/06/09	239,917.13	109.782	$26,338,582

The March 31, 2009 swap notional amount is calculated by multiplying units times the closing level of the Index. The notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission on March 31, 2009 (the “Form 10-K”) for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-AIG Commodity:

As of March 31, 2009, the ProShares UltraShort DJ-AIG Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-AIG Commodity Index. The following table provides information about the Fund’s short swap positions as of March 31, 2009, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Long or Short	Termination Date	Units	Index Close	Notional Amount at Value
Dow Jones-AIG Commodity Index	Short	04/06/09	(50,875.78)	109.782	$(5,585,245)

The March 31, 2009 short swap notional amount is calculated by multiplying units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by minus two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-AIG Crude Oil:

As of March 31, 2009, the ProShares Ultra DJ-AIG Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-AIG Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	May 2009	5,827	$49.66	1,000	$289,368,820

Swap Agreements

Reference Index	Long or Short	Termination Date	Units	Index Close	Notional Amount at Value
Dow Jones-AIG Crude Oil Sub-Index	Long	04/06/09	1,571,660.51	202.886	$318,867,914

The March 31, 2009 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2009 swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort DJ-AIG Crude Oil:

As of March 31, 2009, the ProShares UltraShort DJ-AIG Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-AIG Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	May 2009	1,110	$49.66	1,000	$55,122,600

Swap Agreements

Reference Index	Long or Short	Termination Date	Units	Index Close	Notional Amount at Value
Dow Jones-AIG Crude Oil Sub-Index	Short	04/06/09	(158,100.95)	202.886	$(32,076,469)

The March 31, 2009 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2009 swap notional amount is calculated by multiplying the number of units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Gold:

As of March 31, 2009, the ProShares Ultra Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	3/31/09 Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2009	71	$919.60	100	$6,529,160

Forward Agreements

Reference Commodity	Long or Short	Settlement Date	Units	3/31/09 Forward Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Long	04/06/09	267,320	$916.60	$245,025,512

The March 31, 2009 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2009 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Gold:

As of March 31, 2009, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	3/31/09 Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2009	40	$919.60	100	$3,678,400

Forward Agreements

Reference Commodity	Long or Short	Settlement Date	Units	3/31/09 Forward Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Short	04/06/09	(107,298)	$916.60	$(98,349,347)

The March 31, 2009 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31. 2009 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of March 31, 2009, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	3/31/09 Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2009	67	$13.125	5,000	$4,396,875

Forward Agreements

Reference Commodity	Long or Short	Settlement Date	Units	3/31/09 Forward Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Long	04/06/09	7,867,800	$13.11	$103,146,858

The March 31, 2009 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2009 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of March 31, 2009, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	3/31/09 Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2009	32	$13.125	5,000	$2,100,000

Forward Agreements

Reference Commodity	Long or Short	Settlement Date	Units	3/31/09 Forward Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Short	04/06/09	(4,220,500)	$13.11	$(55,330,755)

The March 31, 2009 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2009 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Funds’ Financial Instruments, which are sensitive to changes in exchange rates. As of March 31, 2009, each of the Currency Funds’ positions were as follows:

ProShares Ultra Euro:

As of March 31, 2009, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Long or Short	Settlement Date	Euro	3/31/09 Forward Rate	3/31/09 Market Value USD
Euro	Long	04/03/09	10,198,900	1.32818	$13,546,029
Euro	Short	04/03/09	(303,700)	1.32818	$(403,370)

The March 31, 2009 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Euro:

As of March 31, 2009, the ProShares UltraShort Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Long or Short	Settlement Date	Euro	3/31/09 Forward Rate	3/31/09 Market Value USD
Euro	Long	04/03/09	3,598,400	1.32818	$4,779,342
Euro	Short	04/03/09	(74,627,100)	1.32818	$(99,118,616)

The March 31, 2009 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of March 31, 2009, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Long or Short	Settlement Date	Yen	3/31/09 Forward Rate	3/31/09 Market Value USD
Yen	Long	04/03/09	724,700,000	0.0100996	$7,319,163
Yen	Short	04/03/09	(22,810,000)	0.0100996	$(230,371)

The March 31, 2009 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of March 31, 2009, the ProShares UltraShort Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Long or Short	Settlement Date	Yen	3/31/09 Forward Rate	3/31/09 Market Value USD
Yen	Long	04/03/09	642,490,000	0.0100996	$6,488,877
Yen	Short	04/03/09	(12,389,350,000)	0.0100996	$(125,127,194)

The March 31, 2009 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Qualitative Disclosure

As described above in Item 2 of this Quarterly Report on Form 10-Q, it is the investment objective of each Fund to seek daily investment results, before fees and expenses, which correspond to twice (200%) the daily performance, whether positive or negative, of its corresponding benchmark. Each Ultra ProShares Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the daily performance of its corresponding benchmark. Each UltraShort ProShares Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the inverse (opposite) of the daily performance of its corresponding benchmark. The Funds do not seek to achieve these stated investment objectives over a period of time greater than one day because mathematical compounding prevents the Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

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

Each Fund’s exposure to market risk is further influenced by a number of factors, including the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of each Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of investors’ capital.

As described above in Item 2 of this Quarterly Report on Form 10-Q, trading in certain futures contracts or forward agreements involves each Fund entering into contractual commitments to purchase or sell a commodity underlying a Fund’s benchmark at a specified date and price, should it hold such futures contract into the deliverable period. Should a Fund enter into a contractual commitment to sell a physical commodity, it is required to make delivery of that commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the value of a commodity can rise is unlimited, entering into commitments to sell commodities would expose a Fund to theoretically unlimited risk.

Commodity Price Sensitivity

As further described in “Item 1A. Risk Factors” in the Form 10-K, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Commodity Index Funds or the Commodity Funds, several factors may affect the price of a commodity underlying a Commodity Index Fund or a Commodity Fund, and in turn, the Financial Instruments and other assets, if any, owned by such a Fund. The impact of changes in the price of a physical commodity or of a commodity index (comprised of commodity futures contracts) will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an UltraShort Fund and daily decreases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an Ultra Fund. Performance over time is a cumulative effect of geometrically linking each day’s leveraged or inverse leveraged returns. For instance, if a corresponding benchmark was up 10% and then down 10%, which would result in a (1.1*0.9)-1 = -1% period benchmark return, the two-day period return for a theoretical two-times fund would be equal to a (1.2 *0.8)-1 = -4% period Fund return (rather than simply two times the period return of the benchmark).

Exchange Rate Sensitivity

As further described in “Item 1A. Risk Factors” in the Form 10-K, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Currency Funds, several factors may affect the value of the foreign currencies or the U.S. Dollar, and, in turn, the swap agreements, futures contracts, forward contracts thereof and other assets, if any, owned by a Fund. The impact of changes in the price of a currency will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of a currency will negatively impact the daily performance of Shares of an UltraShort Fund and daily decreases in the price of a currency will negatively impact the daily performance of Shares of an Ultra Fund. Performance over time is a cumulative effect of geometrically linking each day’s leveraged or inverse leveraged returns. For instance, if a corresponding benchmark was up 10% and then down 10%, which would result in a (1.1*0.9)-1 = -1% period benchmark return, the two-day period return for a theoretical two-times fund would be equal to a (1.2 *0.8)-1 = -4% period Fund return (rather than simply two times the period return of the benchmark).

Managing Market Risks

Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (200% or -200%), regardless of market direction or sentiment. As described above in Item 2 of this Quarterly Report on Form 10-Q, this is done through the use of various Financial Instruments. No attempt is made to adjust market exposure in order to avoid changes to the benchmark that would cause the Funds to lose value.

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

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

The principal executive officer and principal financial officer of the Trust have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective, as of March 31, 2009, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes to Risk Factors since last reported in Part I, Item 1A in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	As described in the Trust’s Registration Statement on Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, and its Registration Statement on Form S-1 (No. 333-156888), which was declared effective on February 13, 2009, substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions. Each Fund continuously offers and redeems its Shares in blocks of 50,000 Shares.

Title of Securities Registered	Amount Registered	Shares Sold through March 31, 2009	Sale Price of Shares Sold through March 31, 2009
ProShares Ultra DJ-AIG Commodity Common Units of Beneficial Interest	1,000,000,000	550,000	$10,807,188
ProShares UltraShort DJ-AIG Commodity Common Units of Beneficial Interest	2,000,000,000	—	—
ProShares Ultra DJ-AIG Crude Oil Common Units of Beneficial Interest	4,000,000,000	65,200,000	626,561,421
ProShares UltraShort DJ-AIG Crude Oil Common Units of Beneficial Interest	3,000,000,000	4,250,000	156,001,204
ProShares Ultra Gold Common Units of Beneficial Interest	2,000,000,000	3,150,000	109,085,915
ProShares UltraShort Gold Common Units of Beneficial Interest	2,000,000,000	3,350,000	58,409,478
ProShares Ultra Silver Common Units of Beneficial Interest	1,000,000,000	1,200,000	47,161,207
ProShares UltraShort Silver Common Units of Beneficial Interest	1,000,000,000	2,700,000	31,476,628
ProShares Ultra Euro Common Units of Beneficial Interest	1,000,000,000	100,000	2,531,478
ProShares UltraShort Euro Common Units of Beneficial Interest	1,000,000,000	1,950,000	47,189,104
ProShares Ultra Yen Common Units of Beneficial Interest	1,000,000,000	50,000	1,460,170
ProShares UltraShort Yen Common Units of Beneficial Interest	1,000,000,000	2,350,000	55,550,727
Total:	20,000,000,000	84,850,000	1,146,234,520

(c)	From December 31, 2008 through March 31, 2009, the number of Shares redeemed of each Fund was as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Ultra DJ-AIG Commodity
01/01/09 to 01/31/09	—	—
02/01/09 to 02/28/09	—	—
03/01/09 to 03/31/09	—	—
ProShares UltraShort DJ-AIG Commodity
01/01/09 to 01/31/09	—	—
02/01/09 to 02/28/09	—	—
03/01/09 to 03/31/09	—	—
ProShares Ultra DJ-AIG Crude Oil
01/01/09 to 01/31/09	4,400,000	$14.01
02/01/09 to 02/28/09	12,800,000	$7.57
03/01/09 to 03/31/09	19,350,000	$8.87
ProShares UltraShort DJ-AIG Crude Oil
01/01/09 to 01/31/09	900,000	$31.85
02/01/09 to 02/28/09	2,100,000	$45.21
03/01/09 to 03/31/09	350,000	$29.54
ProShares Ultra Gold
01/01/09 to 01/31/09	—	—
02/01/09 to 02/28/09	—	—
03/01/09 to 03/31/09	250,000	$32.32
ProShares UltraShort Gold
01/01/09 to 01/31/09	—	—
02/01/09 to 02/28/09	—	—
03/01/09 to 03/31/09	400,000	$16.67
ProShares Ultra Silver
01/01/09 to 01/31/09	—	—
02/01/09 to 02/28/09	—	—
03/01/09 to 03/31/09	200,000	$37.96
ProShares UltraShort Silver
01/01/09 to 01/31/09	—	—
02/01/09 to 02/28/09	—	—
03/01/09 to 03/31/09	300,000	$10.55
ProShares Ultra Euro
01/01/09 to 01/31/09	—	—
02/01/09 to 02/28/09	—	—
03/01/09 to 03/31/09	—	—
ProShares UltraShort Euro
01/01/09 to 01/31/09	—	—
02/01/09 to 02/28/09	—	—
03/01/09 to 03/31/09	200,000	$21.88
ProShares Ultra Yen
01/01/09 to 01/31/09	—	—
02/01/09 to 02/28/09	—	—
03/01/09 to 03/31/09	—	—
ProShares UltraShort Yen
01/01/09 to 01/31/09	—	—
02/01/09 to 02/28/09	—	—
03/01/09 to 03/31/09	100,000	$24.67
Total:	41,350,000	$12.01

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Filed herewith

(2)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg
By: Louis Mayberg
Principal Executive Officer

Date: May 15, 2009

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: May 15, 2009