Form 10-Q
period 2009-06-30
ProShares Trust II
filed 2009-08-14
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$8,805,374	$1,745,354
Segregated cash balances with custodian for swap agreements	14,295,000	1,335,000
Short-term U.S. government agency obligations (Note 3)	9,637,846	—
Unrealized appreciation on swap agreements	—	184,583
Receivable from Sponsor	6,908	33,411
Offering costs (Note 5)	31,210	69,640

Total assets	32,776,338	3,367,988

Liabilities and shareholders’ equity
Liabilities
Accounts payable	42,977	42,977
Unrealized depreciation on swap agreements	1,893,398	—

Total liabilities	1,936,375	42,977

Shareholders’ equity
Paid-in capital	29,450,670	3,551,075
Accumulated earnings (deficit)	1,389,293	(226,064)

Total shareholders’ equity	30,839,963	3,325,011

Total liabilities and shareholders’ equity	$32,776,338	$3,367,988

Shares outstanding	1,350,014	150,014

Net asset value per share	$22.84	$22.16

Market value per share (Note 2)	$22.92	$22.15

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

JUNE 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (31% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.11% due 07/01/09	$1,000,000	$1,000,000
0.11% due 07/02/09	1,672,000	1,671,995
0.12% due 07/07/09	1,000,000	999,980
0.12% due 07/08/09	1,500,000	1,499,965
0.15% due 07/10/09	2,000,000	1,999,925
0.02% due 07/15/09	2,466,000	2,465,981

Total short-term U.S. government agency obligations		$9,637,846

Swap Agreement^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	07/06/09	$61,519,921	$(1,893,398)

^	The positions and counterparties herein are as of June 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime. As of July 31, 2009, UBS AG was also an active counterparty.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

(unaudited)

	Three months ended June 30, 2009	Six months ended June 30, 2009
Investment Income
Interest	$1,791	$2,274

Expenses
Management fee	30,449	26,503
Offering costs	19,322	38,430

Total expenses	49,771	64,933

Net investment income (loss)	(47,980)	(62,659)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	3,718,222	3,755,997

Change in net unrealized appreciation/depreciation on
Swap agreements	(1,093,594)	(2,077,981)

Net realized and unrealized gain (loss)	2,624,628	1,678,016

Net income (loss)	$2,576,648	$1,615,357

Net income (loss) per weighted-average share	$2.73	$2.51

Weighted-average shares outstanding	942,322	643,108

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$3,325,011

Addition of 1,200,000 shares	25,899,595

Net investment income (loss)	(62,659)
Net realized gain (loss)	3,755,997
Change in net unrealized appreciation/depreciation	(2,077,981)

Net income (loss)	1,615,357

Shareholders’ equity, at June 30, 2009	$30,839,963

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$1,615,357
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for swap agreements	(12,960,000)
Net purchase of short-term U.S. government agency obligations	(9,637,846)
Change in unrealized appreciation/depreciation on swap agreements	2,077,981
Decrease in receivable from Sponsor	26,503
Amortization of offering cost	38,430

Net cash provided by (used in) operating activities	(18,839,575)

Cash flow from financing activities
Proceeds from addition of shares	25,899,595

Net increase (decrease) in cash	7,060,020
Cash, at December 31, 2008	1,745,354

Cash, at June 30, 2009	$8,805,374

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$1,810,717	$1,579,140
Segregated cash balances with custodian for swap agreements	2,190,000	1,400,000
Short-term U.S. government agency obligations (Note 3)	1,064,989	—
Unrealized appreciation on swap agreements	45,958	—
Receivable from Sponsor	197,293	56,576
Offering costs (Note 5)	124,777	278,414

Total assets	5,433,734	3,314,130

Liabilities and shareholders’ equity
Liabilities
Accounts payable	208,046	208,046
Unrealized depreciation on swap agreements	—	426,201

Total liabilities	208,046	634,247

Shareholders’ equity
Paid-in capital	5,666,614	2,500,900
Accumulated earnings (deficit)	(440,926)	178,983

Total shareholders’ equity	5,225,688	2,679,883

Total liabilities and shareholders’ equity	$5,433,734	$3,314,130

Shares outstanding	250,014	100,014

Net asset value per share	$20.90	$26.80

Market value per share (Note 2)	$20.95	$27.58

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

JUNE 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (20% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.11% due 07/01/09	$100,000	$100,000
0.12% due 07/07/09	100,000	99,998
0.02% due 07/13/09	250,000	249,999
0.02% due 07/15/09	515,000	514,996
0.07% due 07/20/09	100,000	99,996

Total short-term U.S. government agency obligations		$1,064,989

Swap Agreement^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	07/06/09	$(10,532,313)	$45,958

^	The positions and counterparties herein are as of June 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime. As of July 31, 2009, UBS AG was also an active counterparty.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

(unaudited)

	Three months ended June 30, 2009	Six months ended June 30, 2009
Investment Income
Interest	$154	$390

Expenses
Offering costs	77,243	153,637
Limitation by Sponsor	(71,154)	(140,717)

Total expenses	6,089	12,920

Net investment income (loss)	(5,935)	(12,530)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(1,068,161)	(1,079,538)

Change in net unrealized appreciation/depreciation on
Swap agreements	340,661	472,159

Net realized and unrealized gain (loss)	(727,500)	(607,379)

Net income (loss)	$(733,435)	$(619,909)

Net income (loss) per weighted-average share	$(6.54)	$(5.84)

Weighted-average shares outstanding	112,102	106,091

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$2,679,883

Addition of 150,000 shares	3,165,714

Net investment income (loss)	(12,530)
Net realized gain (loss)	(1,079,538)
Change in net unrealized appreciation/depreciation	472,159

Net income (loss)	(619,909)

Shareholders’ equity, at June 30, 2009	$5,225,688

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$(619,909)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for swap agreements	(790,000)
Net purchase of short-term U.S. government agency obligations	(1,064,989)
Change in unrealized appreciation/depreciation on swap agreements	(472,159)
Increase in receivable from Sponsor	(140,717)
Amortization of offering cost	153,637

Net cash provided by (used in) operating activities	(2,934,137)

Cash flow from financing activities
Proceeds from addition of shares	3,165,714

Net increase (decrease) in cash	231,577
Cash, at December 31, 2008	1,579,140

Cash, at June 30, 2009	$1,810,717

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$53,305,093	$40,341,120
Segregated cash balances with custodian for swap agreements	56,600,000	—
Segregated cash balances with brokers for futures contracts	17,304,511	37,425,038
Short-term U.S. government agency obligations (Note 3)	105,996,361	—
Receivable from capital shares sold	—	8,810,344
Receivable on open futures contracts	—	20,527,738
Unrealized appreciation on swap agreements	4,755,439	—
Receivable from Sponsor	—	16,192
Offering costs (Note 5)	62,397	139,226

Total assets	238,023,801	107,259,658

Liabilities and shareholders’ equity
Liabilities
Accounts payable	97,742	97,742
Payable for capital shares redeemed	27,717,182	7,388,973
Payable to Sponsor	538,361	—

Total liabilities	28,353,285	7,486,715

Shareholders’ equity
Paid-in capital	132,656,456	89,856,620
Accumulated earnings (deficit)	77,014,060	9,916,323

Total shareholders’ equity	209,670,516	99,772,943

Total liabilities and shareholders’ equity	$238,023,801	$107,259,658

Shares outstanding	16,050,014	6,750,014

Net asset value per share	$13.06	$14.78

Market value per share (Note 2)	$13.16	$13.69

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (51% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.11% due 07/01/09	$5,000,000	$5,000,000
0.12% due 07/06/09	15,000,000	14,999,750
0.12% due 07/07/09	3,000,000	2,999,940
0.12% due 07/08/09	5,000,000	4,999,883
0.15% due 07/10/09	8,000,000	7,999,700
0.02% due 07/13/09	10,000,000	9,999,933
0.15% due 07/14/09	20,000,000	19,998,917
0.02% due 07/15/09	5,000,000	4,999,961
0.13% due 07/16/09	25,000,000	24,998,646
0.07% due 07/20/09	10,000,000	9,999,631

Total short-term U.S. government agency obligations		$105,996,361

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires September 2009	2,554	$180,925,360	$(3,934,430)

Swap Agreement^

	Termination Date	Notional Amount at Value*
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	07/06/09	$238,396,978	4,755,439

^	The positions and counterparties herein are as of June 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime. As of July 31, 2009, UBS AG was also an active counterparty.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

(unaudited)

	Three months ended June 30, 2009	Six months ended June 30, 2009
Investment Income
Interest	$36,106	$69,821

Expenses
Management fee	689,780	1,399,471
Brokerage commissions	54,556	186,506
Offering costs	38,627	76,829

Total expenses	782,963	1,662,806

Net investment income (loss)	(746,857)	(1,592,985)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	85,053,189	41,331,968
Swap agreements	76,735,007	39,216,145

Net realized gain (loss)	161,788,196	80,548,113

Change in net unrealized appreciation/depreciation on
Futures contracts	(22,476,590)	(16,612,830)
Swap agreements	20,557,303	4,755,439

Change in net unrealized appreciation/depreciation	(1,919,287)	(11,857,391)

Net realized and unrealized gain (loss)	159,868,909	68,690,722

Net income (loss)	$159,122,052	$67,097,737

Net income (loss) per weighted-average share	$5.11	$1.97

Weighted-average shares outstanding	31,169,794	34,069,075

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$99,772,943

Addition of 81,000,000 shares	745,695,336
Redemption of 71,700,000 shares	(702,895,500)

Net addition (redemption) of 9,300,000 shares	42,799,836

Net investment income (loss)	(1,592,985)
Net realized gain (loss)	80,548,113
Change in net unrealized appreciation/depreciation	(11,857,391)

Net income (loss)	67,097,737

Shareholders’ equity, at June 30, 2009	$209,670,516

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$67,097,737
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for swap agreements	(56,600,000)
Decrease in segregated cash balances with brokers for futures contracts	20,120,527
Net purchase of short-term U.S. government agency obligations	(105,996,361)
Decrease in receivable on futures contracts	20,527,738
Change in unrealized appreciation/depreciation on swap agreements	(4,755,439)
Decrease in receivable from Sponsor	16,192
Increase in payable to Sponsor	538,361
Amortization of offering cost	76,829

Net cash provided by (used in) operating activities	(58,974,416)

Cash flow from financing activities
Proceeds from addition of shares	754,505,680
Payment on shares redeemed	(682,567,291)

Net cash provided by (used in) financing activities	71,938,389

Net increase (decrease) in cash	12,963,973
Cash, at December 31, 2008	40,341,120

Cash, at June 30, 2009	$53,305,093

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$24,533,789	$7,925,214
Segregated cash balances with custodian for swap agreements	37,840,000	—
Segregated cash balances with brokers for futures contracts	9,227,950	5,449,275
Short-term U.S. government agency obligations (Note 3)	57,482,866	—
Receivable from capital shares sold	1,625,469	7,269,858
Receivable from Sponsor	—	53,143
Offering costs (Note 5)	124,777	278,414

Total assets	130,834,851	20,975,904

Liabilities and shareholders’ equity
Liabilities
Accounts payable	208,046	208,046
Payable for capital shares redeemed	—	1,999,561
Payable on open futures contracts	—	4,265,898
Unrealized depreciation on swap agreements	1,858,544	—
Payable to Sponsor	9,441	—

Total liabilities	2,076,031	6,473,505

Shareholders’ equity
Paid-in capital	153,268,774	15,231,359
Accumulated earnings (deficit)	(24,509,954)	(728,960)

Total shareholders’ equity	128,758,820	14,502,399

Total liabilities and shareholders’ equity	$130,834,851	$20,975,904

Shares outstanding	7,600,014	500,014

Net asset value per share	$16.94	$29.00

Market value per share (Note 2)	$16.80	$31.66

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (45% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.11% due 07/01/09	$1,000,000	$1,000,000
0.11% due 07/02/09	2,000,000	1,999,994
0.12% due 07/06/09	5,000,000	4,999,917
0.12% due 07/08/09	2,000,000	1,999,953
0.15% due 07/10/09	4,000,000	3,999,850
0.14% due 07/13/09	12,930,000	12,929,397
0.15% due 07/14/09	5,000,000	4,999,729
0.02% due 07/15/09	7,000,000	6,999,945
0.13% due 07/16/09	13,555,000	13,554,266
0.07% due 07/20/09	5,000,000	4,999,815

Total short-term U.S. government agency obligations		$57,482,866

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires September 2009	1,209	$85,645,560	$1,095,010

Swap Agreement^

	Termination Date	Notional Amount at Value*
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	07/06/09	$(171,876,791)	(1,858,544)

^	The positions and counterparties herein are as of June 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime. As of July 31, 2009, UBS AG was also an active counterparty.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

(unaudited)

	Three months ended June 30, 2009	Six months ended June 30, 2009
Investment Income
Interest	$7,498	$9,389

Expenses
Management fee	79,934	62,584
Brokerage commissions	19,379	53,069
Offering costs	77,243	153,637

Total expenses	176,556	269,290

Net investment income (loss)	(169,058)	(259,901)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(13,729,760)	(10,237,821)
Swap agreements	(16,070,328)	(16,070,328)

Net realized gain (loss)	(29,800,088)	(26,308,149)

Change in net unrealized appreciation/depreciation on
Futures contracts	925,020	4,645,600
Swap agreements	(1,780,068)	(1,858,544)

Change in net unrealized appreciation/depreciation	(855,048)	2,787,056

Net realized and unrealized gain (loss)	(30,655,136)	(23,521,093)

Net income (loss)	$(30,824,194)	$(23,780,994)

Net income (loss) per weighted-average share	$(9.38)	$(11.77)

Weighted-average shares outstanding	3,286,278	2,019,904

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$14,502,399

Addition of 12,600,000 shares	331,468,098
Redemption of 5,500,000 shares	(193,430,683)

Net addition (redemption) of 7,100,000 shares	138,037,415

Net investment income (loss)	(259,901)
Net realized gain (loss)	(26,308,149)
Change in net unrealized appreciation/depreciation	2,787,056

Net income (loss)	(23,780,994)

Shareholders’ equity, at June 30, 2009	$128,758,820

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$(23,780,994)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for swap agreements	(37,840,000)
Increase in segregated cash balances with brokers for futures contracts	(3,778,675)
Net purchase of short-term U.S. government agency obligations	(57,482,866)
Change in unrealized appreciation/depreciation on swap agreements	1,858,544
Decrease in receivable from Sponsor	53,143
Decrease in payable on futures contracts	(4,265,898)
Increase in payable to Sponsor	9,441
Amortization of offering cost	153,637

Net cash provided by (used in) operating activities	(125,073,668)

Cash flow from financing activities
Proceeds from addition of shares	337,112,487
Payment on shares redeemed	(195,430,244)

Net cash provided by (used in) financing activities	141,682,243

Net increase (decrease) in cash	16,608,575
Cash, at December 31, 2008	7,925,214

Cash, at June 30, 2009	$24,533,789

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$21,603,982	$23,435,796
Segregated cash balances with custodian for forward agreements	62,320,000	—
Segregated cash balances with brokers for futures contracts	448,079	102,966
Short-term U.S. government agency obligations (Note 3)	67,998,364	—
Receivable due from counterparty on closed forward contracts	5,083,218	—
Receivable from capital shares sold	—	4,661,921
Receivable on open futures contracts	—	2,885
Receivable from Sponsor	—	43,098
Offering costs (Note 5)	130,717	284,355

Total assets	157,584,360	28,531,021

Liabilities and shareholders’ equity
Liabilities
Accounts payable	208,045	208,045
Unrealized depreciation on forward agreements	342,722	586,254
Payable to Sponsor	342,989	—

Total liabilities	893,756	794,299

Shareholders’ equity
Paid-in capital	156,194,858	26,025,918
Accumulated earnings (deficit)	495,746	1,710,804

Total shareholders’ equity	156,690,604	27,736,722

Total liabilities and shareholders’ equity	$157,584,360	$28,531,021

Shares outstanding	4,650,014	900,014

Net asset value per share	$33.70	$30.82

Market value per share (Note 2)	$33.28	$31.60

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (43% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.11% due 07/01/09	$5,000,000	$5,000,000
0.11% due 07/02/09	5,000,000	4,999,985
0.12% due 07/07/09	9,000,000	8,999,820
0.12% due 07/08/09	5,000,000	4,999,883
0.15% due 07/10/09	3,000,000	2,999,887
0.06% due 07/13/09	15,000,000	14,999,700
0.15% due 07/14/09	1,000,000	999,946
0.02% due 07/15/09	7,000,000	6,999,946
0.13% due 07/16/09	8,000,000	7,999,567
0.07% due 07/20/09	10,000,000	9,999,630

Total short-term U.S. government agency obligations		$67,998,364

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires August 2009	90	$8,428,500	$77,400

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	07/06/09	$326,720	$305,329,642	(342,722)

^	The positions and counterparties herein are as of June 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime. As of July 31, 2009, UBS AG was also an active counterparty.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

(unaudited)

	Three months ended June 30, 2009	Six months ended June 30, 2009
Investment Income
Interest	$16,032	$25,506

Expenses
Management fee	258,045	386,087
Brokerage commissions	1,239	2,521
Offering costs	77,244	153,638

Total expenses	336,528	542,246

Net investment income (loss)	(320,496)	(516,740)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	223,390	353,866
Forward agreements	(953,897)	(1,333,346)

Net realized gain (loss)	(730,507)	(979,480)

Change in net unrealized appreciation/depreciation on
Futures contracts	65,909	37,630
Forward agreements	2,738,924	243,532

Change in net unrealized appreciation/depreciation	2,804,833	281,162

Net realized and unrealized gain (loss)	2,074,326	(698,318)

Net income (loss)	$1,753,830	$(1,215,058)

Net income (loss) per weighted-average share	$0.41	$(0.36)

Weighted-average shares outstanding	4,273,640	3,417,417

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$27,736,722

Addition of 4,250,000 shares	146,739,547
Redemption of 500,000 shares	(16,570,607)

Net addition (redemption) of 3,750,000 shares	130,168,940

Net investment income (loss)	(516,740)
Net realized gain (loss)	(979,480)
Change in net unrealized appreciation/depreciation	281,162

Net income (loss)	(1,215,058)

Shareholders’ equity, at June 30, 2009	$156,690,604

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$(1,215,058)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for forward agreements	(62,320,000)
Increase in segregated cash balances with brokers for futures contracts	(345,113)
Net purchase of short-term U.S. government agency obligations	(67,998,364)
Increase in receivable due from counterparty on closed forward contracts	(5,083,218)
Decrease in receivable on futures contracts	2,885
Change in unrealized appreciation/depreciation on forward agreements	(243,532)
Decrease in receivable from Sponsor	43,098
Increase in payable to Sponsor	342,989
Amortization of offering cost	153,638

Net cash provided by (used in) operating activities	(136,662,675)

Cash flow from financing activities
Proceeds from addition of shares	151,401,468
Payment on shares redeemed	(16,570,607)

Net cash provided by (used in) financing activities	134,830,861

Net increase (decrease) in cash	(1,831,814)
Cash, at December 31, 2008	23,435,796

Cash, at June 30, 2009	$21,603,982

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$12,287,672	$3,104,221
Segregated cash balances with custodian for forward agreements	21,000,000	540,000
Segregated cash balances with brokers for futures contracts	219,944	27,749
Short-term U.S. government agency obligations (Note 3)	19,499,386	—
Receivable on open futures contracts	36,809	—
Unrealized appreciation on forward agreements	101,373	86,657
Receivable from Sponsor	14,062	51,088
Offering costs (Note 5)	130,718	284,355

Total assets	53,289,964	4,094,070

Liabilities and shareholders’ equity
Liabilities
Payable to counterparty on closed forward contracts	1,845,084	—
Accounts payable	208,046	208,046
Payable on open futures contracts	—	10,931

Total liabilities	2,053,130	218,977

Shareholders’ equity
Paid-in capital	60,072,460	4,537,070
Accumulated earnings (deficit)	(8,835,626)	(661,977)

Total shareholders’ equity	51,236,834	3,875,093

Total liabilities and shareholders’ equity	$53,289,964	$4,094,070

Shares outstanding	3,400,014	200,014

Net asset value per share	$15.07	$19.37

Market value per share (Note 2)	$15.26	$19.10

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (38% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.11% due 07/01/09	$1,000,000	$1,000,000
0.12% due 07/06/09	3,000,000	2,999,950
0.12% due 07/07/09	3,500,000	3,499,930
0.12% due 07/08/09	1,000,000	999,977
0.15% due 07/10/09	1,000,000	999,962
0.10% due 07/13/09	3,000,000	2,999,900
0.15% due 07/14/09	4,000,000	3,999,783
0.02% due 07/15/09	1,000,000	999,992
0.13% due 07/16/09	2,000,000	1,999,892

Total short-term U.S. government agency obligations		$19,499,386

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires August 2009	49	$4,588,850	$(13,940)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	07/06/09	$(104,398)	$(97,563,063)	101,373

^	The positions and counterparties herein are as of June 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime. As of July 31, 2009, UBS AG was also an active counterparty.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

(unaudited)

	Three months ended June 30, 2009	Six months ended June 30, 2009
Investment Income
Interest	$5,627	$9,039

Expenses
Management fee	40,340	37,026
Brokerage commissions	1,045	2,265
Offering costs	77,243	153,637

Total expenses	118,628	192,928

Net investment income (loss)	(113,001)	(183,889)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(24,477)	(222,084)
Forward agreements	(2,336,048)	(7,791,142)

Net realized gain (loss)	(2,360,525)	(8,013,226)

Change in net unrealized appreciation/depreciation on
Futures contracts	(19,724)	8,750
Forward agreements	(1,060,650)	14,716

Change in net unrealized appreciation/depreciation	(1,080,374)	23,466

Net realized and unrealized gain (loss)	(3,440,899)	(7,989,760)

Net income (loss)	$(3,553,900)	$(8,173,649)

Net income (loss) per weighted-average share	$(1.14)	$(3.26)

Weighted-average shares outstanding	3,119,794	2,508,301

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$3,875,093

Addition of 5,250,000 shares	88,548,995
Redemption of 2,050,000 shares	(33,013,605)

Net addition (redemption) of 3,200,000 shares	55,535,390

Net investment income (loss)	(183,889)
Net realized gain (loss)	(8,013,226)
Change in net unrealized appreciation/depreciation	23,466

Net income (loss)	(8,173,649)

Shareholders’ equity, at June 30, 2009	$51,236,834

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$(8,173,649)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for forward agreements	(20,460,000)
Increase in segregated cash balances with brokers for futures contracts	(192,195)
Net purchase of short-term U.S. government agency obligations	(19,499,386)
Increase in receivable on futures contracts	(36,809)
Change in unrealized appreciation/depreciation on forward agreements	(14,716)
Decrease in receivable from Sponsor	37,026
Increase in payable to counterparty on closed forward contracts	1,845,084
Decrease in payable on futures contracts	(10,931)
Amortization of offering cost	153,637

Net cash provided by (used in) operating activities	(46,351,939)

Cash flow from financing activities
Proceeds from addition of shares	88,548,995
Payment on shares redeemed	(33,013,605)

Net cash provided by (used in) financing activities	55,535,390

Net increase (decrease) in cash	9,183,451
Cash, at December 31, 2008	3,104,221

Cash, at June 30, 2009	$12,287,672

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$12,684,760	$8,641,327
Segregated cash balances with custodian for forward agreements	31,690,000	—
Segregated cash balances with brokers for futures contracts	529,435	73,705
Short-term U.S. government agency obligations (Note 3)	30,999,293	—
Receivable due from counterparty on closed forward contracts	2,243,695	—
Receivable from capital shares sold	4,463,964	1,469,530
Receivable on open futures contracts	—	24,488
Receivable from Sponsor	—	30,776
Offering costs (Note 5)	32,696	71,126

Total assets	82,643,843	10,310,952

Liabilities and shareholders’ equity
Liabilities
Accounts payable	42,976	42,976
Payable for capital shares redeemed	2,129,892	—
Unrealized depreciation on forward agreements	1,490,535	256,827
Payable to Sponsor	155,604	—

Total liabilities	3,819,007	299,803

Shareholders’ equity
Paid-in capital	72,293,901	9,881,413
Accumulated earnings (deficit)	6,530,935	129,736

Total shareholders’ equity	78,824,836	10,011,149

Total liabilities and shareholders’ equity	$82,643,843	$10,310,952

Shares outstanding	1,850,014	350,014

Net asset value per share	$42.61	$28.60

Market value per share (Note 2)	$40.49	$31.50

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (39% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.11% due 07/01/09	$4,000,000	$4,000,000
0.11% due 07/02/09	3,000,000	2,999,991
0.12% due 07/06/09	2,000,000	1,999,967
0.12% due 07/07/09	3,000,000	2,999,940
0.12% due 07/08/09	2,000,000	1,999,953
0.15% due 07/10/09	4,000,000	3,999,850
0.07% due 07/13/09	5,000,000	4,999,886
0.15% due 07/14/09	3,000,000	2,999,837
0.02% due 07/15/09	3,000,000	2,999,977
0.13% due 07/16/09	2,000,000	1,999,892

Total short-term U.S. government agency obligations		$30,999,293

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires September 2009	66	$4,608,450	$(396,330)

Forward Agreements^

	Settlement Date	Commitment to Deliver/Receive	Notional Amount at Value*
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	07/06/09	$10,977,800	$153,042,608	(1,490,535)

^	The positions and counterparties herein are as of June 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime. As of July 31, 2009, UBS AG was also an active counterparty.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

(unaudited)

	Three months ended June 30, 2009	Six months ended June 30, 2009
Investment Income
Interest	$7,765	$10,714

Expenses
Management fee	148,006	199,948
Brokerage commissions	1,341	2,234
Offering costs	19,321	38,430

Total expenses	168,668	240,612

Net investment income (loss)	(160,903)	(229,898)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	444,330	575,394
Forward agreements	4,954,519	7,677,696

Net realized gain (loss)	5,398,849	8,253,090

Change in net unrealized appreciation/depreciation on
Futures contracts	(358,816)	(388,285)
Forward agreements	(2,659,464)	(1,233,708)

Change in net unrealized appreciation/depreciation	(3,018,280)	(1,621,993)

Net realized and unrealized gain (loss)	2,380,569	6,631,097

Net income (loss)	$2,219,666	$6,401,199

Net income (loss) per weighted-average share	$1.35	$5.27

Weighted-average shares outstanding	1,647,816	1,213,826

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$10,011,149

Addition of 2,050,000 shares	84,422,729
Redemption of 550,000 shares	(22,010,241)

Net addition (redemption) of 1,500,000 shares	62,412,488

Net investment income (loss)	(229,898)
Net realized gain (loss)	8,253,090
Change in net unrealized appreciation/depreciation	(1,621,993)

Net income (loss)	6,401,199

Shareholders’ equity, at June 30, 2009	$78,824,836

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$6,401,199
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for forward agreements	(31,690,000)
Increase in segregated cash balances with brokers for futures contracts	(455,730)
Net purchase of short-term U.S. government agency obligations	(30,999,293)
Increase in receivable due from counterparty on closed forward contracts	(2,243,695)
Decrease in receivable on futures contracts	24,488
Change in unrealized appreciation/depreciation on forward agreements	1,233,708
Decrease in receivable from Sponsor	30,776
Increase in payable to Sponsor	155,604
Amortization of offering cost	38,430

Net cash provided by (used in) operating activities	(57,504,513)

Cash flow from financing activities
Proceeds from addition of shares	81,428,295
Payment on shares redeemed	(19,880,349)

Net cash provided by (used in) financing activities	61,547,946

Net increase (decrease) in cash	4,043,433
Cash, at December 31, 2008	8,641,327

Cash, at June 30, 2009	$12,684,760

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$6,711,153	$992,121
Segregated cash balances with custodian for forward agreements	28,800,000	820,000
Segregated cash balances with brokers for futures contracts	432,090	22,280
Short-term U.S. government agency obligations (Note 3)	30,351,323	—
Receivable from capital shares sold	5,536,384	—
Unrealized appreciation on forward agreements	1,241,264	47,484
Receivable from Sponsor	821	38,902
Offering costs (Note 5)	65,368	142,197

Total assets	73,138,403	2,062,984

Liabilities and shareholders’ equity
Liabilities
Payable to counterparty on closed forward contracts	2,293,957	—
Accounts payable	97,742	97,742
Payable for capital shares redeemed	1,779,400	—
Payable on open futures contracts	—	5,171

Total liabilities	4,171,099	102,913

Shareholders’ equity
Paid-in capital	73,521,209	2,500,900
Accumulated earnings (deficit)	(4,553,905)	(540,829)

Total shareholders’ equity	68,967,304	1,960,071

Total liabilities and shareholders’ equity	$73,138,403	$2,062,984

Shares outstanding	7,750,014	100,014

Net asset value per share	$8.90	$19.60

Market value per share (Note 2)	$9.35	$17.51

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (44% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.11% due 07/01/09	$3,000,000	$3,000,000
0.11% due 07/02/09	3,930,000	3,929,988
0.12% due 07/06/09	2,081,000	2,080,965
0.12% due 07/07/09	1,000,000	999,980
0.12% due 07/08/09	1,608,000	1,607,962
0.15% due 07/10/09	2,700,000	2,699,899
0.05% due 07/13/09	4,148,000	4,147,932
0.15% due 07/14/09	2,200,000	2,199,881
0.02% due 07/15/09	4,300,000	4,299,967
0.13% due 07/16/09	3,014,000	3,013,837
0.07% due 07/20/09	2,371,000	2,370,912

Total short-term U.S. government agency obligations		$30,351,323

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires September 2009	70	$4,887,750	$213,445

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	07/06/09	$(9,545,500)	$(133,074,770)	1,241,264

^	The positions and counterparties herein are as of June 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime. As of July 31, 2009, UBS AG was also an active counterparty.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

(unaudited)

	Three months ended June 30, 2009	Six months ended June 30, 2009
Investment Income
Interest	$3,994	$5,161

Expenses
Management fee	50,482	38,081
Brokerage commissions	1,379	2,019
Offering costs	38,627	76,829

Total expenses	90,488	116,929

Net investment income (loss)	(86,494)	(111,768)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(117,274)	(186,571)
Forward agreements	(4,317,999)	(5,122,612)

Net realized gain (loss)	(4,435,273)	(5,309,183)

Change in net unrealized appreciation/depreciation on
Futures contracts	211,582	214,095
Forward agreements	1,861,879	1,193,780

Change in net unrealized appreciation/depreciation	2,073,461	1,407,875

Net realized and unrealized gain (loss)	(2,361,812)	(3,901,308)

Net income (loss)	$(2,448,306)	$(4,013,076)

Net income (loss) per weighted-average share	$(0.63)	$(1.66)

Weighted-average shares outstanding	3,882,981	2,415,484

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$1,960,071

Addition of 9,150,000 shares	86,030,917
Redemption of 1,500,000 shares	(15,010,608)

Net addition (redemption) of 7,650,000 shares	71,020,309

Net investment income (loss)	(111,768)
Net realized gain (loss)	(5,309,183)
Change in net unrealized appreciation/depreciation	1,407,875

Net income (loss)	(4,013,076)

Shareholders’ equity, at June 30, 2009	$68,967,304

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$(4,013,076)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for forward agreements	(27,980,000)
Increase in segregated cash balances with brokers for futures contracts	(409,810)
Net purchase of short-term U.S. government agency obligations	(30,351,323)
Change in unrealized appreciation/depreciation on forward agreements	(1,193,780)
Decrease in receivable from Sponsor	38,081
Increase in payable to counterparty on closed forward contracts	2,293,957
Decrease in payable on futures contracts	(5,171)
Amortization of offering cost	76,829

Net cash provided by (used in) operating activities	(61,544,293)

Cash flow from financing activities
Proceeds from addition of shares	80,494,533
Payment on shares redeemed	(13,231,208)

Net cash provided by (used in) financing activities	67,263,325

Net increase (decrease) in cash	5,719,032
Cash, at December 31, 2008	992,121

Cash, at June 30, 2009	$6,711,153

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$2,579,349	$4,467,380
Segregated cash balances with custodian for foreign currency forward contracts	1,340,000	—
Short-term U.S. government agency obligations (Note 3)	3,354,900	—
Receivable from Sponsor	44,966	32,913
Offering costs (Note 5)	31,210	69,640

Total assets	7,350,425	4,569,933

Liabilities and shareholders’ equity
Liabilities
Accounts payable	42,977	42,977
Unrealized depreciation on foreign currency forward contracts	15,986	140,545

Total liabilities	58,963	183,522

Shareholders’ equity
Paid-in capital	6,602,810	3,958,670
Accumulated earnings (deficit)	688,652	427,741

Total shareholders’ equity	7,291,462	4,386,411

Total liabilities and shareholders’ equity	$7,350,425	$4,569,933

Shares outstanding	250,014	150,014

Net asset value per share	$29.16	$29.24

Market value per share (Note 2)	$29.21	$29.49

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (46% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.11% due 07/01/09	$200,000	$200,000
0.12% due 07/06/09	500,000	499,992
0.12% due 07/07/09	200,000	199,996
0.12% due 07/08/09	346,000	345,992
0.15% due 07/10/09	300,000	299,989
0.07% due 07/13/09	859,000	858,980
0.15% due 07/14/09	304,000	303,983
0.13% due 07/16/09	471,000	470,974
0.07% due 07/20/09	175,000	174,994

Total short-term U.S. government agency obligations		$3,354,900

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	07/10/09	10,539,475	$14,784,236	$(15,129)
Contracts to Sell
Euro with Goldman Sachs International	07/10/09	(143,600)	(201,435)	(857)

^	The positions and counterparties herein are as of June 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime. As of July 31, 2009, UBS AG was also an active counterparty.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

(unaudited)

	Three months ended June 30, 2009	Six months ended June 30, 2009
Investment Income
Interest	$819	$1,509

Expenses
Offering costs	19,321	38,430
Limitation by Sponsor	(4,710)	(12,053)

Total expenses	14,611	26,377

Net investment income (loss)	(13,792)	(24,868)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	346,506	161,220

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	274,806	124,559

Net realized and unrealized gain (loss)	621,312	285,779

Net income (loss)	$607,520	$260,911

Net income (loss) per weighted-average share	$2.73	$1.24

Weighted-average shares outstanding	222,541	209,683

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$4,386,411

Addition of 150,000 shares	3,982,254
Redemption of 50,000 shares	(1,338,114)

Net addition (redemption) of 100,000 shares	2,644,140

Net investment income (loss)	(24,868)
Net realized gain (loss)	161,220
Change in net unrealized appreciation/depreciation	124,559

Net income (loss)	260,911

Shareholders’ equity, at June 30, 2009	$7,291,462

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$260,911
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for foreign currency forward contracts	(1,340,000)
Net purchase of short-term U.S. government agency obligations	(3,354,900)
Change in unrealized appreciation/depreciation on foreign currency forward contracts	(124,559)
Increase in receivable from Sponsor	(12,053)
Amortization of offering cost	38,430

Net cash provided by (used in) operating activities	(4,532,171)

Cash flow from financing activities
Proceeds from addition of shares	3,982,254
Payment on shares redeemed	(1,338,114)

Net cash provided by (used in) financing activities	2,644,140

Net increase (decrease) in cash	(1,888,031)
Cash, at December 31, 2008	4,467,380

Cash, at June 30, 2009	$2,579,349

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$8,561,193	$7,121,112
Segregated cash balances with custodian for foreign currency forward contracts	5,600,000	—
Short-term U.S. government agency obligations (Note 3)	24,499,309	—
Receivable from capital shares sold	990,338	—
Unrealized appreciation on foreign currency forward contracts	64,343	151,153
Receivable from Sponsor	—	32,234
Offering costs (Note 5)	31,211	69,641

Total assets	39,746,394	7,374,140

Liabilities and shareholders’ equity
Liabilities
Accounts payable	42,977	42,977
Unrealized depreciation on foreign currency forward contracts	2,805	—
Payable to Sponsor	87,046	—

Total liabilities	132,828	42,977

Shareholders’ equity
Paid-in capital	47,395,832	7,676,890
Accumulated earnings (deficit)	(7,782,266)	(345,727)

Total shareholders’ equity	39,613,566	7,331,163

Total liabilities and shareholders’ equity	$39,746,394	$7,374,140

Shares outstanding	2,000,014	350,014

Net asset value per share	$19.81	$20.95

Market value per share (Note 2)	$19.83	$21.26

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (62% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.11% due 07/01/09	$1,000,000	$1,000,000
0.11% due 07/02/09	1,000,000	999,997
0.12% due 07/06/09	4,000,000	3,999,934
0.12% due 07/07/09	2,500,000	2,499,950
0.12% due 07/08/09	1,000,000	999,977
0.15% due 07/10/09	2,000,000	1,999,925
0.05% due 07/13/09	4,000,000	3,999,933
0.15% due 07/14/09	4,000,000	3,999,783
0.02% due 07/15/09	1,000,000	999,992
0.13% due 07/16/09	2,000,000	1,999,892
0.07% due 07/20/09	2,000,000	1,999,926

Total short-term U.S. government agency obligations		$24,499,309

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	07/10/09	1,639,300	$2,299,526	$(2,805)
Contracts to Sell
Euro with Goldman Sachs International	07/10/09	(58,078,775)	(81,469,933)	64,343

^	The positions and counterparties herein are as of June 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime. As of July 31, 2009, UBS AG was also an active counterparty.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

(unaudited)

	Three months ended June 30, 2009	Six months ended June 30, 2009
Investment Income
Interest	$7,923	$13,109

Expenses
Management fee	75,067	119,279
Offering costs	19,320	38,430

Total expenses	94,387	157,709

Net investment income (loss)	(86,464)	(144,600)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(2,655,513)	(7,202,324)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(1,771,263)	(89,615)

Net realized and unrealized gain (loss)	(4,426,776)	(7,291,939)

Net income (loss)	$(4,513,240)	$(7,436,539)

Net income (loss) per weighted-average share	$(2.41)	$(4.94)

Weighted-average shares outstanding	1,869,245	1,506,368

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$7,331,163

Addition of 2,450,000 shares	57,054,534
Redemption of 800,000 shares	(17,335,592)

Net addition (redemption) of 1,650,000 shares	39,718,942

Net investment income (loss)	(144,600)
Net realized gain (loss)	(7,202,324)
Change in net unrealized appreciation/depreciation	(89,615)

Net income (loss)	(7,436,539)

Shareholders’ equity, at June 30, 2009	$39,613,566

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$(7,436,539)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for foreign currency forward contracts	(5,600,000)
Net purchase of short-term U.S. government agency obligations	(24,499,309)
Change in unrealized appreciation/depreciation on foreign currency forward contracts	89,615
Decrease in receivable from Sponsor	32,234
Increase in payable to Sponsor	87,046
Amortization of offering cost	38,430

Net cash provided by (used in) operating activities	(37,288,523)

Cash flow from financing activities
Proceeds from addition of shares	56,064,196
Payment on shares redeemed	(17,335,592)

Net cash provided by (used in) financing activities	38,728,604

Net increase (decrease) in cash	1,440,081
Cash, at December 31, 2008	7,121,112

Cash, at June 30, 2009	$8,561,193

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$2,026,986	$2,986,826
Segregated cash balances with custodian for foreign currency forward contracts	590,000	—
Short-term U.S. government agency obligations (Note 3)	2,387,932	—
Unrealized appreciation on foreign currency forward contracts	762	—
Receivable from Sponsor	54,083	33,137
Offering costs (Note 5)	31,210	69,639

Total assets	5,090,973	3,089,602

Liabilities and shareholders’ equity
Liabilities
Accounts payable	42,975	42,975
Unrealized depreciation on foreign currency forward contracts	101,552	201,574

Total liabilities	144,527	244,549

Shareholders’ equity
Paid-in capital	5,225,715	2,500,350
Accumulated earnings (deficit)	(279,269)	344,703

Total shareholders’ equity	4,946,446	2,845,053

Total liabilities and shareholders’ equity	$5,090,973	$3,089,602

Shares outstanding	200,014	100,014

Net asset value per share	$24.73	$28.45

Market value per share (Note 2)	$24.70	$28.66

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (48% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.11% due 07/01/09	$100,000	$100,000
0.12% due 07/06/09	100,000	99,998
0.12% due 07/08/09	484,000	483,989
0.02% due 07/13/09	500,000	499,996
0.15% due 07/14/09	300,000	299,984
0.13% due 07/16/09	114,000	113,994
0.07% due 07/20/09	790,000	789,971

Total short-term U.S. government agency obligations		$2,387,932

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	07/10/09	971,090,000	$10,080,518	$(101,552)
Contracts to Sell
Yen with Goldman Sachs International	07/10/09	(18,080,000)	(187,682)	762

^	The positions and counterparties herein are as of June 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime. As of July 31, 2009, UBS AG was also an active counterparty.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

(unaudited)

	Three months ended June 30, 2009	Six months ended June 30, 2009
Investment Income
Interest	$439	$947

Expenses
Offering costs	19,321	38,429
Limitation by Sponsor	(10,460)	(20,946)

Total expenses	8,861	17,483

Net investment income (loss)	(8,422)	(16,536)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	142,595	(708,220)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	2,666	100,784

Net realized and unrealized gain (loss)	145,261	(607,436)

Net income (loss)	$136,839	$(623,972)

Net income (loss) per weighted-average share	$0.89	$(4.27)

Weighted-average shares outstanding	153,860	146,147

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$2,845,053

Addition of 100,000 shares	2,725,365

Net investment income (loss)	(16,536)
Net realized gain (loss)	(708,220)
Change in net unrealized appreciation/depreciation	100,784

Net income (loss)	(623,972)

Shareholders’ equity, at June 30, 2009	$4,946,446

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$(623,972)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for foreign currency forward contracts	(590,000)
Net purchase of short-term U.S. government agency obligations	(2,387,932)
Change in unrealized appreciation/depreciation on foreign currency forward contracts	(100,784)
Increase in receivable from Sponsor	(20,946)
Amortization of offering cost	38,429

Net cash provided by (used in) operating activities	(3,685,205)

Cash flow from financing activities
Proceeds from addition of shares	2,725,365

Net increase (decrease) in cash	(959,840)
Cash, at December 31, 2008	2,986,826

Cash, at June 30, 2009	$2,026,986

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$6,736,690	$1,970,377
Segregated cash balances with custodian for foreign currency forward contracts	7,020,000	—
Short-term U.S. government agency obligations (Note 3)	28,999,132	—
Unrealized appreciation on foreign currency forward contracts	902,852	135,917
Receivable from Sponsor	—	33,660
Offering costs (Note 5)	31,211	69,641

Total assets	43,689,885	2,209,595

Liabilities and shareholders’ equity
Liabilities
Accounts payable	42,978	42,978
Payable for capital shares redeemed	2,351,556	—
Unrealized depreciation on foreign currency forward contracts	32,034	—
Payable to Sponsor	111,268	—

Total liabilities	2,537,836	42,978

Shareholders’ equity
Paid-in capital	42,325,855	2,500,350
Accumulated earnings (deficit)	(1,173,806)	(333,733)

Total shareholders’ equity	41,152,049	2,166,617

Total liabilities and shareholders’ equity	$43,689,885	$2,209,595

Shares outstanding	1,750,014	100,014

Net asset value per share	$23.52	$21.66

Market value per share (Note 2)	$23.46	$21.85

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (70% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.11% due 07/01/09	$2,000,000	$2,000,000
0.11% due 07/02/09	1,000,000	999,997
0.12% due 07/06/09	5,000,000	4,999,917
0.12% due 07/07/09	3,000,000	2,999,940
0.15% due 07/10/09	1,000,000	999,962
0.08% due 07/13/09	4,000,000	3,999,893
0.15% due 07/14/09	7,000,000	6,999,621
0.02% due 07/15/09	2,000,000	1,999,984
0.13% due 07/16/09	2,000,000	1,999,892
0.07% due 07/20/09	2,000,000	1,999,926

Total short-term U.S. government agency obligations		$28,999,132

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	07/10/09	784,020,000	$8,138,615	$902,852
Contracts to Sell
Yen with Goldman Sachs International	07/10/09	(8,706,920,000)	(90,383,245)	(32,034)

^	The positions and counterparties herein are as of June 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime. As of July 31, 2009, UBS AG was also an active counterparty.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

(unaudited)

	Three months ended June 30, 2009	Six months ended June 30, 2009
Investment Income
Interest	$11,195	$16,577

Expenses
Management fee	113,131	152,703
Offering costs	19,321	38,430

Total expenses	132,452	191,133

Net investment income (loss)	(121,257)	(174,556)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(4,105,677)	(1,400,418)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(665,624)	734,901

Net realized and unrealized gain (loss)	(4,771,301)	(665,517)

Net income (loss)	$(4,892,558)	$(840,073)

Net income (loss) per weighted-average share	$(2.13)	$(0.50)

Weighted-average shares outstanding	2,291,772	1,666,865

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$2,166,617

Addition of 2,850,000 shares	68,279,994
Redemption of 1,200,000 shares	(28,454,489)

Net addition (redemption) of 1,650,000 shares	39,825,505

Net investment income (loss)	(174,556)
Net realized gain (loss)	(1,400,418)
Change in net unrealized appreciation/depreciation	734,901

Net income (loss)	(840,073)

Shareholders’ equity, at June 30, 2009	$41,152,049

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$(840,073)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances with custodian for foreign currency forward contracts	(7,020,000)
Net purchase of short-term U.S. government agency obligations	(28,999,132)
Change in unrealized appreciation/depreciation on foreign currency forward contracts	(734,901)
Decrease in receivable from Sponsor	33,660
Increase in payable to Sponsor	111,268
Amortization of offering cost	38,430

Net cash provided by (used in) operating activities	(37,410,748)

Cash flow from financing activities
Proceeds from addition of shares	68,279,994
Payment on shares redeemed	(26,102,933)

Net cash provided by (used in) financing activities	42,177,061

Net increase (decrease) in cash	4,766,313
Cash, at December 31, 2008	1,970,377

Cash, at June 30, 2009	$6,736,690

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (the “Trust”) was organized as a Delaware statutory trust on October 9, 2007 and is authorized to issue an unlimited number of common units of beneficial interest (“Shares”). The Trust is comprised of twelve separate series (each, a “Fund”, and collectively, the “Funds”): ProShares Ultra DJ-UBS Commodity (formerly ProShares Ultra DJ-AIG Commodity), ProShares UltraShort DJ-UBS Commodity (formerly ProShares UltraShort DJ-AIG Commodity), ProShares Ultra DJ-UBS Crude Oil (formerly ProShares Ultra DJ-AIG Crude Oil), ProShares UltraShort DJ-UBS Crude Oil (formerly ProShares UltraShort DJ-AIG Crude Oil), ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen.

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

The Trust had no operations prior to November 24, 2008 other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of fourteen Shares of each Fund at an aggregate purchase price of $350 in each of the Funds.

Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced investment operations on November 24, 2008, and four of the Funds, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver and ProShares UltraShort Silver, commenced investment operations on December 1, 2008.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by each Fund in preparation of its financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2008, as filed with the SEC on March 31, 2009.

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

Fiscal Period Cut-off

These financial statements have been prepared as of the time of the final calculation of the Funds’ net asset value (“NAV”) for the three-month period ended June 30, 2009 as follows. All times are Eastern:

	NAV Calculation Time	NAV Calculation Date
UltraSilver, UltraShort Silver	7:00 A.M.	June 30
Ultra Gold, UltraShort Gold	10:00 A.M.	June 30
Ultra DJ-UBS Commodity, UltraShort DJ-UBS Commodity	2:30 P.M.	June 30
Ultra DJ-UBS Crude Oil, UltraShort DJ-UBS Crude Oil	2:30 P.M.	June 30
Ultra Euro, UltraShort Euro	4:00 P.M.	June 30
Ultra Yen, UltraShort Yen	4:00 P.M.	June 30

Although the Funds’ Shares may continue to trade subsequent to these times, these times represent the close of business for the three-month period ended June 30, 2009 for the Funds’ investment operations and Share creation and redemption operations. Market value per Share is determined at the close of the New York Stock Exchange and may be later than when the Funds’ NAV per Share is calculated.

Investment Valuation

Short-term investments are valued at amortized cost to the extent that it approximates value.

Derivatives (e.g., futures, swaps and forward agreements) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for the Gold and Silver Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures in the Gold and Silver Funds are valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. If there was no sale on that day, and for non-exchange-traded derivatives, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value price would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) became effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurement. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. SFAS 157 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Funds (observable inputs); and (2) the Funds’ own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the SFAS 157 hierarchy are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for fiscal years and interim periods ending after June 15, 2009. The Funds have adopted the provisions of FSP 157-4 as of June 30, 2009, and the additional disclosure requirements have been incorporated.

The following table summarizes the valuation of investments at June 30, 2009 using the fair value hierarchy:

	LEVEL I – Quoted Prices		LEVEL II – Other Significant Observable Inputs		Total Short-Term U.S. Government Agencies, Futures Contracts, Forward and Swap Agreements
	Short-Term U.S. Government Agencies	Futures Contracts	Forward Agreements	Swap Agreements
Ultra DJ-UBS Commodity	$9,637,846	$—	$—	$(1,893,398)	$7,744,448
UltraShort DJ-UBS Commodity	1,064,989	—	—	45,958	1,110,947
Ultra DJ-UBS Crude Oil	105,996,361	(3,934,430)	—	4,755,439	106,817,370
UltraShort DJ-UBS Crude Oil	57,482,866	1,095,010	—	(1,858,544)	56,719,332
Ultra Gold	67,998,364	77,400	(342,722)	—	67,733,042
UltraShort Gold	19,499,386	(13,940)	101,373	—	19,586,819
Ultra Silver	30,999,293	(396,330)	(1,490,535)	—	29,112,428
UltraShort Silver	30,351,323	213,445	1,241,264	—	31,806,032
Ultra Euro	3,354,900	—	(15,986)	—	3,338,914
UltraShort Euro	24,499,309	—	61,538	—	24,560,847
Ultra Yen	2,387,932	—	(100,790)	—	2,287,142
UltraShort Yen	28,999,132	—	870,818	—	29,869,950

At June 30, 2009, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation/depreciation on open contracts are reflected in the Statements of Financial Condition and changes in the unrealized appreciation/depreciation between periods are reflected in the Statements of Operations. Discounts and premiums on short-term securities purchased are accreted and amortized, respectively, on a yield-to-maturity basis and reflected as Interest Income in the Statements of Operations.

Brokerage Commissions and Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments.

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

FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure.

Management of the Funds has reviewed all open tax years and major jurisdictions and concluded that FIN 48 did not impact the Funds’ shareholders’ equity or results of operations. There is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken under FIN 48 to determine if adjustments to conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from FASB and on-going analysis of tax law, regulation, and interpretations thereof.

NOTE 3 – INVESTMENTS

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, agency securities, and other high-credit quality short-term fixed income or similar securities with original maturities of one year or less. A portion of these investments may be posted as collateral in connection with swap agreements and/or used as margin for a Fund’s trading in futures and forward contracts.

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

Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities or commodity and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal counterparty risk to the Funds since futures contracts are exchange-traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, guarantees the futures contracts against default.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlation between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will enter into swap agreements only with large, well-capitalized and well established financial institutions. The creditworthiness of each of the firms which is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties and limiting the net amount due from any individual counterparty. All of the outstanding swap agreements at June 30, 2009 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

Forward contracts are, in general, not cleared or guaranteed by a third party. The Funds may collateralize forward commodity contracts with cash and/or certain securities as indicated on their Statements of Financial Condition and such collateral is held for the benefit of the counterparty in a segregated account at the Custodian to protect the counterparty against non-payment by the Funds. In the event of a default by the counterparty, the Funds will seek return of this collateral and may incur certain costs exercising its right with respect to the collateral.

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

Fair Value of Derivative Instruments

as of June 30, 2009

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments under Statement No. 133	Statements of Financial Condition location	Fund	Unrealized Appreciation		Statements of Financial Condition location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$45,958		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$1,893,398
		ProShares Ultra DJ-UBS Crude Oil	4,755,439			ProShares Ultra DJ-UBS Crude Oil	3,934,430	*
		ProShares UltraShort DJ-UBS Crude Oil	1,095,010	*		ProShares UltraShort DJ-UBS Crude Oil	1,858,544
		ProShares Ultra Gold	77,400	*		ProShares Ultra Gold	342,722
		ProShares UltraShort Gold	101,373			ProShares UltraShort Gold	13,940	*
		ProShares UltraShort Silver	1,454,709	*		ProShares Ultra Silver	1,886,865	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares UltraShort Euro	61,538		Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	15,986
		ProShares UltraShort Yen	870,818			ProShares Ultra Yen	100,790

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2008

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments under Statement No. 133	Statements of Financial Condition location	Fund	Unrealized Appreciation		Statements of Financial Condition location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-AIG Commodity	$184,583		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-AIG Commodity	$426,201
		ProShares Ultra DJ-AIG Crude Oil	12,678,400	**		ProShares UltraShort DJ-AIG Crude Oil	3,550,590	**
		ProShares Ultra Gold	39,770	**		ProShares Ultra Gold	586,254
		ProShares UltraShort Gold	86,657			ProShares UltraShort Gold	22,690	**
		ProShares UltraShort Silver	47,484			ProShares Ultra Silver	264,872	**
						ProShares UltraShort Silver	650	**

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward agreements	ProShares UltraShort Euro	151,153		Unrealized depreciation on foreign currency forward agreements	ProShares Ultra Euro	140,545
		ProShares UltraShort Yen	135,917			ProShares Ultra Yen	201,574

**	Includes cumulative appreciation/depreciation of futures contracts as reported in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2008. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2009

Derivatives not accounted for as hedging instruments under Statement No. 133	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or (Depreciation) on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on transactions from futures, swaps, and/or forwards/changes in unrealized appreciation (depreciation) of futures, swaps, and/or forwards	ProShares Ultra DJ-UBS Commodity	$3,718,222	$(1,093,594)
		ProShares UltraShort DJ-UBS Commodity	(1,068,161)	340,661
		ProShares Ultra DJ-UBS Crude Oil	161,788,196	(1,919,287)
		ProShares UltraShort DJ-UBS Crude Oil	(29,800,088)	(855,048)
		ProShares Ultra Gold	(730,507)	2,804,833
		ProShares UltraShort Gold	(2,360,525)	(1,080,374)
		ProShares Ultra Silver	5,398,849	(3,018,280)
		ProShares UltraShort Silver	(4,435,273)	2,073,461
Foreign Exchange Contracts	Net realized gain (loss) on transactions from foreign currency transactions/changes in unrealized appreciation (depreciation) of foreign currency transactions	ProShares Ultra Euro	346,506	274,806
		ProShares UltraShort Euro	(2,655,513)	(1,771,263)
		ProShares Ultra Yen	142,595	2,666
		ProShares UltraShort Yen	(4,105,677)	(665,624)

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2009

Derivatives not accounted for as hedging instruments under Statement No. 133	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or (Depreciation) on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on transactions from futures, swaps, and/or forwards/changes in unrealized appreciation (depreciation) of futures, swaps, and/or forwards	ProShares Ultra DJ-UBS Commodity	$3,755,997	$(2,077,981)
		ProShares UltraShort DJ-UBS Commodity	(1,079,538)	472,159
		ProShares Ultra DJ-UBS Crude Oil	80,548,113	(11,857,391)
		ProShares UltraShort DJ-UBS Crude Oil	(26,308,149)	2,787,056
		ProShares Ultra Gold	(979,480)	281,162
		ProShares UltraShort Gold	(8,013,226)	23,466
		ProShares Ultra Silver	8,253,090	(1,621,993)
		ProShares UltraShort Silver	(5,309,183)	1,407,875
Foreign Exchange Contracts	Net realized gain (loss) on transactions from foreign currency transactions/changes in unrealized appreciation (depreciation) of foreign currency transactions	ProShares Ultra Euro	161,220	124,559
		ProShares UltraShort Euro	(7,202,324)	(89,615)
		ProShares Ultra Yen	(708,220)	100,784
		ProShares UltraShort Yen	(1,400,418)	734,901

NOTE 4 – AGREEMENTS

Management Fee

Each Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of the average daily NAV of such Fund to the extent that such amounts cumulatively exceed the organization and offering costs incurred by the Fund. The Management Fee is paid in consideration of the Sponsor’s services as commodity pool operator and commodity trading advisor, and for managing the business and affairs of the Fund. From the Management Fee, the Sponsor pays the fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent and the licensors for the Commodity Index Funds (Dow Jones & Company, Inc. and UBS Securities LLC, together, “DJ-UBS”), the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees. Each Fund incurs and pays its non-recurring and unusual fees and expenses. No other management fee is paid by the Fund. The Management Fee is paid in consideration of the Sponsor’s trading advisory services and other services provided to the Funds that the Sponsor pays directly.

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

The Distributor

SEI Investments Distribution Co. (“SEI”), serves as Distributor of the Shares and assists the Sponsor and the Administrator with certain functions and duties relating to distribution and marketing, including taking creation and redemption orders, consulting with the marketing staff of the Sponsor and its affiliates with respect to compliance with the requirements of FINRA and/or the NFA in connection with marketing efforts, and reviewing and filing of marketing materials with FINRA and/or the NFA. SEI retains all marketing materials separately for each Fund, at c/o SEI, One Freedom Valley Drive, Oaks, PA 19456. The Sponsor, on behalf of each Fund, has entered into a Distribution Services Agreement with SEI.

Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor pays all of the routine operational, administrative and other ordinary expenses of each Fund generally, as determined by the Sponsor including, but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent, DJ-UBS, accounting and auditing fees and expenses, tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund, FINRA filing fees, individual K-1 preparation and mailing fees not exceeding 0.10% per annum of the NAV of a Fund, and report preparation and mailing expenses.

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

Transaction Fees on Creation and Redemption Transactions

Authorized Participants pay a fixed transaction fee of $500 in connection with each order to create or redeem a Creation Unit in order to compensate BBH&Co. for services in processing the creation and redemption of Creation Units. Authorized Participants are required to pay a variable transaction fee of up to 0.10% of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor will provide the Authorized Participant with prompt notice in advance of any such waiver or adjustment of transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.

Transaction fees for the following Funds for the three months ended June 30, 2009, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended June 30, 2009
Ultra DJ-UBS Commodity	$3,351
UltraShort DJ-UBS Commodity	698
Ultra DJ-UBS Crude Oil	106,670
UltraShort DJ-UBS Crude Oil	52,377
Ultra Gold	10,130
UltraShort Gold	12,454
Ultra Silver	11,282
UltraShort Silver	14,577
Ultra Euro	—
UltraShort Euro	—
Ultra Yen	—
UltraShort Yen	—

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the six months ended June 30, 2009:

Ultra ProShares

For the Six Month Period Ended June 30, 2009 (Unaudited)

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2008	$22.1647	$14.7811	$30.8181	$28.6021	$29.2400	$28.4465

Net investment income (loss)	(0.0974)	(0.0468)	(0.1512)	(0.1894)	(0.1186)	(0.1131)
Net realized and unrealized gain (loss)	0.7769	(1.6707)	3.0299	14.1950	0.0428	(3.6029)
Change in net asset value from operations	0.6795	(1.7175)	2.8787	14.0056	(0.0758)	(3.7160)
Net asset value, at June 30, 2009	$22.8442	$13.0636	$33.6968	$42.6077	$29.1642	$24.7305

Market value per share, at December 31, 2008	$22.15	$13.69	$31.60	$31.50	$29.49	$28.66
Market value per share, at June 30, 2009	$22.92	$13.16	$33.28	$40.49	$29.21	$24.70

Total Return, at net asset value^	3.07%	(11.62)%	9.34%	48.97%	(0.26)%	(13.06)%
Total Return, at market value^	3.48%	(3.87)%	5.32%	28.54%	(0.95)%	(13.82)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.07)%	(0.95)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(1.03)%	(0.91)%	(0.92)%	(0.90)%	(0.90)%
^ Percentages are not annualized for the period ended June 30, 2009.
** Percentages are annualized.

UltraShort ProShares

For the Six Month Period Ended June 30, 2009 (Unaudited)

Per Share Operating Performance	UltraShort DJ- UBS Commodity	UltraShort DJ- UBS Crude Oil	UltraShort Gold	UltraShort Silver	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2008	$26.7951	$29.0040	$19.3741	$19.5980	$20.9453	$21.6631

Net investment income (loss)	(0.1181)	(0.1287)	(0.0733)	(0.0463)	(0.0960)	(0.1047)
Net realized and unrealized gain (loss)	(5.7754)	(11.9334)	(4.2312)	(10.6527)	(1.0427)	1.9569
Change in net asset value from operations	(5.8935)	(12.0621)	(4.3045)	(10.6990)	(1.1387)	1.8522
Net asset value, at June 30, 2009	$20.9016	$16.9419	$15.0696	$8.8990	$19.8066	$23.5153

Market value per share, at December 31, 2008	$27.58	$31.66	$19.10	$17.51	$21.26	$21.85
Market value per share, at June 30, 2009	$20.95	$16.80	$15.26	$9.35	$19.83	$23.46

Total Return, at net asset value^	(21.99)%	(41.59)%	(22.22)%	(54.59)%	(5.44)%	8.55%
Total Return, at market value^	(24.04)%	(46.94)%	(20.10)%	(46.60)%	(6.73)%	7.37%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.18)%	(0.96)%	(0.97)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(1.14)%	(0.92)%	(0.92)%	(0.87)%	(0.87)%
^ Percentages are not annualized for the period ended June 30, 2009.
** Percentages are annualized.

NOTE 8 – RISK

See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2008, filed with the SEC on March 31, 2009, for additional disclosure regarding the risks associated with the Funds, including graphs which illustrate the impact of leverage and index volatility on Fund performance.

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

Counterparty Risk

A Fund will be subject to credit risk with respect to the amount it expects to receive from counterparties to Financial Instruments and repurchase agreements entered into by the Fund. A Fund may be negatively impacted if a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties. The Funds structure swap agreements such that either party can terminate the contract without penalty prior to the termination date. A Fund may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding and a Fund may obtain only limited recovery or may obtain no recovery in such circumstances. The Funds typically enter into transactions with counterparties whose credit ratings are investment grade, as determined by a nationally recognized statistical rating organization, or, if unrated, judged by the Sponsor to be of comparable quality.

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

NOTE 9 – OTHER MATTERS

On May 6, 2009, UBS Securities LLC acquired the commodity business of AIG Financial Products Corp. Effective May 7, 2009, the Dow Jones-AIG Commodity Indexes have been re-branded as the Dow Jones-UBS Commodity Indexes. The Dow Jones-UBS Commodity Indexes have an identical methodology to the Dow Jones-AIG Commodity Indexes and take the identical form and format of the Dow Jones-AIG Commodity Indexes. In connection therewith:

The following Indexes have been renamed:

Former Index Name	New Index Name
Dow Jones-AIG Commodity Index	Dow Jones-UBS Commodity Index
Dow Jones-AIG Crude Oil Sub-Index	Dow Jones-UBS Crude Oil Sub-Index

The following Funds have been renamed:

Former Fund Name	New Fund Name
ProShares Ultra DJ-AIG Commodity	ProShares Ultra DJ-UBS Commodity
ProShares UltraShort DJ-AIG Commodity	ProShares UltraShort DJ-UBS Commodity
ProShares Ultra DJ-AIG Crude Oil	ProShares Ultra DJ-UBS Crude Oil
ProShares UltraShort DJ-AIG Crude Oil	ProShares UltraShort DJ-UBS Crude Oil

NOTE 10 – SUBSEQUENT EVENTS

In accordance with the provisions set forth in FASB Statement of Financial Accounting Standards No. 165 “Subsequent Events”, adopted by the Funds as of June 30, 2009, management has evaluated the possibility of subsequent events existing in the Funds’ financial statements through August 14, 2009. Management has determined that there are no material events that would require disclosure in its Funds’ financial statements through this date.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series. The following twelve series of the Trust, ProShares Ultra DJ-UBS Commodity (formerly ProShares Ultra DJ-AIG Commodity), ProShares UltraShort DJ-UBS Commodity (formerly ProShares UltraShort DJ-AIG Commodity), ProShares Ultra DJ-UBS Crude Oil (formerly ProShares Ultra DJ-AIG Crude Oil), ProShares UltraShort DJ-UBS Crude Oil (formerly ProShares UltraShort DJ-AIG Crude Oil), ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Fund” and collectively, the “Funds”) issue common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca exchange (“NYSE Arca”).

ProShare Capital Management LLC serves as the Trust’s Sponsor (the “Sponsor”), commodity pool operator and commodity trading advisor. Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Funds are commodity pools, as defined under the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by the Sponsor, a commodity pool operator registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and/or used as margin for each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three-month and six-month periods ended June 30, 2009, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended June 30, 2009	Interest Income Six Months Ended June 30, 2009
ProShares Ultra DJ-UBS Commodity	$1,791	$2,274
ProShares UltraShort DJ-UBS Commodity	154	390
ProShares Ultra DJ-UBS Crude Oil	36,106	69,821
ProShares UltraShort DJ-UBS Crude Oil	7,498	9,389
ProShares Ultra Gold	16,032	25,506
ProShares UltraShort Gold	5,627	9,039
ProShares Ultra Silver	7,765	10,714
ProShares UltraShort Silver	3,994	5,161
ProShares Ultra Euro	819	1,509
ProShares UltraShort Euro	7,923	13,109
ProShares Ultra Yen	439	947
ProShares UltraShort Yen	11,195	16,577

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

Results of Operations for the Three-Month Period Ended June 30, 2009

NAV of ProShares Ultra DJ-UBS Commodity

The Fund’s NAV increased from $13,170,908 at March 31, 2009 to $30,839,963 at June 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 700,014 Shares at March 31, 2009 to 1,350,014 Shares at June 30, 2009 due to 650,000 Shares (13 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Commodity Index. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 21.41%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 11.61% and had an annualized volatility of 25.32%.

NAV of ProShares UltraShort DJ-UBS Commodity

The Fund’s NAV increased from $2,793,409 at March 31, 2009 to $5,225,688 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 100,014 Shares at March 31, 2009 to 250,014 Shares at June 30, 2009 due to 150,000 Shares (3 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 25.16%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 11.61% and had an annualized volatility of 25.32%.

NAV of ProShares Ultra DJ-UBS Crude Oil

The Fund’s NAV decreased from $304,110,416 at March 31, 2009 to $209,670,516 at June 30, 2009. The decrease in the Fund’s NAV resulted from a decrease in outstanding Shares, which decreased from 35,400,014 Shares at March 31, 2009 to 16,050,014 Shares at June 30, 2009 due to 15,800,000 Shares (316 Creation Units) being created and 35,150,000 Shares (703 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 52.06%. During the three- month period ended June 30, 2009, the benchmark index rose by a cumulative 26.27% and had an annualized volatility of 42.59%.

NAV of ProShares UltraShort DJ-UBS Crude Oil

The Fund’s NAV increased from $43,600,089 at March 31, 2009 to $128,758,820 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 1,400,014 Shares at March 31, 2009 to 7,600,014 Shares at June 30, 2009 due to 8,350,000 Shares (167 Creation Units) being created and 2,150,000 Shares (43 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 45.60%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 26.27% and had an annualized volatility of 42.59%.

NAV of ProShares Ultra Gold

The Fund’s NAV increased from $125,774,217 at March 31, 2009 to $156,690,604 at June 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 3,800,014 Shares at March 31, 2009 to 4,650,014 Shares at June 30, 2009 due to 1,100,000 Shares (22 Creation Units) being created and 250,000 Shares (5 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 1.81%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 1.96% and had an annualized volatility of 18.62%.

NAV of ProShares UltraShort Gold

The Fund’s NAV increased from $50,995,214 at March 31, 2009 to $51,236,834 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 3,150,014 Shares at March 31, 2009 to 3,400,014 Shares at June 30, 2009 due to 1,900,000 Shares (38 Creation Units) being created and 1,650,000 Shares (33 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 6.91%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 1.96% and had an annualized volatility of 18.62%.

NAV of ProShares Ultra Silver

The Fund’s NAV increased from $53,762,075 at March 31, 2009 to $78,824,836 at June 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 1,350,014 Shares at March 31, 2009 to 1,850,014 Shares at June 30, 2009 due to 850,000 Shares (17 Creation Units) being created and 350,000 Shares (7 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 6.99%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 6.33% and had an annualized volatility of 39.33%.

NAV of ProShares UltraShort Silver

The Fund’s NAV increased from $28,707,227 at March 31, 2009 to $68,967,304 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 2,500,014 Shares at March 31, 2009 to 7,750,014 Shares at June 30, 2009 due to 6,450,000 Shares (129 Creation Units) being created and 1,200,000 Shares (24 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 22.50%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 6.33% and had an annualized volatility of 39.33%.

NAV of ProShares Ultra Euro

The Fund’s NAV increased from $6,571,280 at March 31, 2009 to $7,291,462 at June 30, 2009. The Fund had no creation or redemption activity during the quarter. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 10.96%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 5.59% and had an annualized volatility of 13.30%.

NAV of ProShares UltraShort Euro

The Fund’s NAV decreased from $47,220,268 at March 31, 2009 to $39,613,566 at June 30, 2009. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 2,100,014 Shares at March 31, 2009 to 2,000,014 Shares at June 30, 2009 due to 500,000 Shares (10 Creation Units) being created and 600,000 Shares (12 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 11.92%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 5.59% and had an annualized volatility of 13.30%.

NAV of ProShares Ultra Yen

The Fund’s NAV increased from $3,544,412 at March 31, 2009 to $4,946,446 at June 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 150,014 Shares at March 31, 2009 to 200,014 Shares at June 30, 2009 due to 50,000 Shares (1 Creation Unit) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 4.67%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 2.80% and had an annualized volatility of 14.20%.

NAV of ProShares UltraShort Yen

The Fund’s NAV decreased from $59,302,780 at March 31, 2009 to $41,152,049 at June 30, 2009. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 2,350,014 Shares at March 31, 2009 to 1,750,014 Shares at June 30, 2009 due to 500,000 Shares (10 Creation Units) being created and 1,100,000 Shares (22 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 6.81%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 2.80% and had an annualized volatility of 14.20%.

Results of Operations for the Six-Month Period Ended June 30, 2009

NAV of ProShares Ultra DJ-UBS Commodity

The Fund’s NAV increased from $3,325,011 at December 31, 2008 to $30,839,963 at June 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 150,014 Shares at December 31, 2008 to 1,350,014 Shares at June 30, 2009 due to 1,200,000 Shares (24 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Commodity Index. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 3.07%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 4.51% and had an annualized volatility of 28.03%.

NAV of ProShares UltraShort DJ-UBS Commodity

The Fund’s NAV increased from $2,679,883 at December 31, 2008 to $5,225,688 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 250,014 Shares at June 30, 2009 due to 150,000 Shares (3 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 21.99%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 4.51% and had an annualized volatility of 28.03%.

NAV of ProShares Ultra DJ-UBS Crude Oil

The Fund’s NAV increased from $99,772,943 at December 31, 2008 to $209,670,516 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 6,750,014 Shares at December 31, 2008 to 16,050,014 Shares at June 30, 2009 due to 81,000,000 Shares (1,620 Creation Units) being created and 71,700,000 Shares (1,434 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 11.62%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 2.62% and had an annualized volatility of 57.64%.

NAV of ProShares UltraShort DJ-UBS Crude Oil

The Fund’s NAV increased from $14,502,399 at December 31, 2008 to $128,758,820 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 500,014 Shares at December 31, 2008 to 7,600,014 Shares at June 30, 2009 due to 12,600,000 Shares (252 Creation Units) being created and 5,500,000 Shares (110 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 41.72%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 2.62% and had an annualized volatility of 57.64%.

NAV of ProShares Ultra Gold

The Fund’s NAV increased from $27,736,722 at December 31, 2008 to $156,690,604 at June 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 900,014 Shares at December 31, 2008 to 4,650,014 Shares at June 30, 2009 due to 4,250,000 Shares (85 Creation Units) being created and 500,000 Shares (10 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 9.32%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 7.44% and had an annualized volatility of 25.20%.

NAV of ProShares UltraShort Gold

The Fund’s NAV increased from $3,875,093 at December 31, 2008 to $51,236,834 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 200,014 Shares at December 31, 2008 to 3,400,014 Shares at June 30, 2009 due to 5,250,000 Shares (105 Creation Units) being created and 2,050,000 Shares (41 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 22.25%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 7.44% and had an annualized volatility of 25.20%.

NAV of ProShares Ultra Silver

The Fund’s NAV increased from $10,011,149 at December 31, 2008 to $78,824,836 at June 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 350,014 Shares at December 31, 2008 to 1,850,014 Shares at June 30, 2009 due to 2,050,000 Shares (41 Creation Units) being created and 550,000 Shares (11 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 48.95%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 29.19% and had an annualized volatility of 40.25%.

NAV of ProShares UltraShort Silver

The Fund’s NAV increased from $1,960,071 at December 31, 2008 to $68,967,304 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 7,750,014 Shares at June 30, 2009 due to 9,150,000 Shares (183 Creation Units) being created and 1,500,000 Shares (30 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 54.60%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 29.19% and had an annualized volatility of 40.25%.

NAV of ProShares Ultra Euro

The Fund’s NAV increased from $4,386,411 at December 31, 2008 to $7,291,462 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 150,014 Shares at December 31, 2008 to 250,014 Shares at June 30, 2009 due to 150,000 Shares (3 Creation Units) being created and 50,000 Shares (1 Creation Unit) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 0.26%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 0.43% and had an annualized volatility of 15.70%.

NAV of ProShares UltraShort Euro

The Fund’s NAV increased from $7,331,163 at December 31, 2008 to $39,613,566 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 350,014 Shares at December 31, 2008 to 2,000,014 Shares at

June 30, 2009 due to 2,450,000 Shares (49 Creation Units) being created and 800,000 Shares (16 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 5.44%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 0.43% and had an annualized volatility of 15.70%.

NAV of ProShares Ultra Yen

The Fund’s NAV increased from $2,845,053 at December 31, 2008 to $4,946,446 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 200,014 Shares at June 30, 2009 due to 100,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 13.06%. During the six-month period ended June 30, 2009, the benchmark index declined by a cumulative 5.78% and had an annualized volatility of 15.20%.

NAV of ProShares UltraShort Yen

The Fund’s NAV increased from $2,166,617 at December 31, 2008 to $41,152,049 at June 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 1,750,014 Shares at June 30, 2009 due to 2,850,000 Shares (57 Creation Units) being created and 1,200,000 Shares (24 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 8.55%. During the six-month period ended June 30, 2009, the benchmark index declined by a cumulative 5.78% and had an annualized volatility of 15.20%.

Off-Balance Sheet Arrangements and Contractual Obligations

As of August 14, 2009, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

Derivatives (e.g., futures, swaps and forward agreements) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold and Silver Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold and Silver Funds are valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. If there was no sale on that day, and for non-exchange-traded derivatives, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards.

Fair value pricing may require subjective determinations about the value of an investment. While each Fund’s policy is intended to result in a calculation of the Fund’s NAV that fairly reflects investment values as of the time of pricing, the Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that the Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by the Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 2 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding SFAS 157.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the contract is closed or the changes occur, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which are sensitive to commodity price risk. As of June 30, 2009, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra DJ-UBS Commodity:

As of June 30, 2009, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s swap positions as of June 30, 2009, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Long or Short	Termination Date	Units	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Long	07/06/09	502,085	122.529	$61,519,921

The June 30, 2009 swap notional amount is calculated by multiplying units times the closing level of the Index. The notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission on March 31, 2009 (the “Form 10-K”) for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Commodity:

As of June 30, 2009, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s short swap positions as of June 30, 2009, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Long or Short	Termination Date	Units	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Short	07/06/09	(85,958)	122.529	$(10,532,313)

The June 30, 2009 short swap notional amount is calculated by multiplying units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by minus two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Crude Oil:

As of June 30, 2009, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	September 2009	2,554	$70.84	1,000	$180,925,360

Swap Agreements

Reference Index	Long or Short	Termination Date	Units	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Long	07/06/09	930,569	256.184	$238,396,978

The June 30, 2009 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2009 swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort DJ-UBS Crude Oil:

As of June 30, 2009, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	September 2009	1,209	$70.84	1,000	$85,645,560

Swap Agreements

Reference Index	Long or Short	Termination Date	Units	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Short	07/06/09	(670,912)	256.184	$(171,876,791)

The June 30, 2009 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2009 short swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Gold:

As of June 30, 2009, the ProShares Ultra Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	6/30/09 Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2009	90	$936.50	100	$8,428,500

Forward Agreements

Reference Commodity	Long or Short	Settlement Date	Units	6/30/09 Forward Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Long	07/06/09	326,720	$934.53	$305,329,642

The June 30, 2009 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2009 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Gold:

As of June 30, 2009, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	6/30/09 Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2009	49	$936.50	100	$4,588,850

Forward Agreements

Reference Commodity	Long or Short	Settlement Date	Units	6/30/09 Forward Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Short	07/06/09	(104,398)	$934.53	$(97,563,063)

The June 30, 2009 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2009 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of June 30, 2009, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	6/30/09 Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2009	66	$13.965	5,000	$4,608,450

Forward Agreements

Reference Commodity	Long or Short	Settlement Date	Units	6/30/09 Forward Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Long	07/06/09	10,977,800	$13.9411	$153,042,608

The June 30, 2009 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2009 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of June 30, 2009, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	6/30/09 Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2009	70	$13.965	5,000	$4,887,750

Forward Agreements

Reference Commodity	Long or Short	Settlement Date	Units	6/30/09 Forward Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Short	07/06/09	(9,545,500)	$13.9411	$(133,074,770)

The June 30, 2009 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2009 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Funds’ Financial Instruments, which are sensitive to changes in exchange rates. As of June 30, 2009, each of the Currency Funds’ positions were as follows:

ProShares Ultra Euro:

As of June 30, 2009, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Long or Short	Settlement Date	Euro	6/30/09 Forward Rate	6/30/09 Market Value USD
Euro	Long	07/10/09	10,539,475	1.4027	$14,784,236
Euro	Short	07/10/09	(143,600)	1.4027	$(201,435)

The June 30, 2009 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Euro:

As of June 30, 2009, the ProShares UltraShort Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Long or Short	Settlement Date	Euro	6/30/09 Forward Rate	6/30/09 Market Value USD
Euro	Long	07/10/09	1,639,300	1.4027	$2,299,526
Euro	Short	07/10/09	(58,078,775)	1.4027	$(81,469,933)

The June 30, 2009 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of June 30, 2009, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Long or Short	Settlement Date	Yen	6/30/09 Forward Rate	6/30/09 Market Value USD
Yen	Long	07/10/09	971,090,000	0.010381	$10,080,518
Yen	Short	07/10/09	(18,080,000)	0.010381	$(187,682)

The June 30, 2009 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of June 30, 2009, the ProShares UltraShort Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Long or Short	Settlement Date	Yen	6/30/09 Forward Rate	6/30/09 Market Value USD
Yen	Long	07/10/09	784,020,000	0.010381	$8,138,615
Yen	Short	07/10/09	(8,706,920,000)	0.010381	$(90,383,245)

The June 30, 2009 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Primary Market Risk Exposure

Each Fund’s investment objective and corresponding benchmark defines the primary market risks that the Funds are exposed to. For example, the primary market risk that the ProShares Ultra DJ-UBS Crude Oil and the ProShares UltraShort DJ-UBS Crude Oil Funds are exposed to are direct and inverse exposure, respectively, to the price of crude oil as measured by the return of holding and periodically rolling crude oil futures contracts (the Dow Jones-UBS Commodity Index and its sub-indexes are based on the price of rolling futures positions, rather than on the cash price for immediate delivery of the corresponding commodity).

Each Fund’s exposure to market risk is further influenced by a number of factors, including the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of each Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of investors’ capital.

As described above in Item 2 of this Quarterly Report on Form 10-Q, trading in certain futures contracts or forward agreements involves each Fund entering into contractual commitments to purchase or sell a commodity underlying a Fund’s benchmark at a specified date and price, should it hold such futures contract or forward agreement into the deliverable period. Should a Fund enter into a contractual commitment to sell a physical commodity, it is required to make delivery of that commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the value of a commodity can rise is unlimited, entering into commitments to sell commodities would expose a Fund to theoretically unlimited risk.

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

Disclosure Controls and Procedures

The principal executive officer and principal financial officer of the Trust have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective, as of June 30, 2009, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

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

There have been no changes to Risk Factors since last reported in Part I, Item 1A in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	As described in the Trust’s Registration Statement on Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, and its Registration Statement on Form S-1 (No. 333-156888), which was declared effective on February 13, 2009, substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions. Each Fund continuously offers and redeems its Shares in blocks of 50,000 Shares.

Title of Securities Registered	Amount Registered	Shares Sold through June 30, 2009	Sale Price of Shares Sold through June 30, 2009
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	1,000,000,000	650,000	$15,092,407
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	2,000,000,000	150,000	3,165,714
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest	4,000,000,000	15,800,000	119,133,915
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest	3,000,000,000	8,350,000	175,466,894
ProShares Ultra Gold Common Units of Beneficial Interest	2,000,000,000	1,100,000	37,653,632
ProShares UltraShort Gold Common Units of Beneficial Interest	2,000,000,000	1,900,000	30,139,517
ProShares Ultra Silver Common Units of Beneficial Interest	1,000,000,000	850,000	37,261,522
ProShares UltraShort Silver Common Units of Beneficial Interest	1,000,000,000	6,450,000	54,554,289
ProShares Ultra Euro Common Units of Beneficial Interest	1,000,000,000	50,000	1,450,776
ProShares UltraShort Euro Common Units of Beneficial Interest	1,000,000,000	500,000	9,865,430
ProShares Ultra Yen Common Units of Beneficial Interest	1,000,000,000	50,000	1,265,195
ProShares UltraShort Yen Common Units of Beneficial Interest	1,000,000,000	500,000	12,729,267
Total:	20,000,000,000	36,350,000	$497,778,558

(c)	From March 31, 2009 through June 30, 2009, the number of Shares redeemed and average price per Share of each Fund was as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Ultra DJ-UBS Commodity
04/01/09 to 04/30/09	—	$—
05/01/09 to 05/31/09	—	—
06/01/09 to 06/30/09	—	—
ProShares UltraShort DJ-UBS Commodity
04/01/09 to 04/30/09	—	—
05/01/09 to 05/31/09	—	—
06/01/09 to 06/30/09	—	—
ProShares Ultra DJ-UBS Crude Oil
04/01/09 to 04/30/09	2,400,000	9.33
05/01/09 to 05/31/09	23,200,000	9.69
06/01/09 to 06/30/09	9,550,000	13.13
ProShares UltraShort DJ-UBS Crude Oil
04/01/09 to 04/30/09	850,000	32.37
05/01/09 to 05/31/09	1,300,000	24.59
06/01/09 to 06/30/09	—	—
ProShares Ultra Gold
04/01/09 to 04/30/09	100,000	31.12
05/01/09 to 05/31/09	—	—
06/01/09 to 06/30/09	150,000	35.86
ProShares UltraShort Gold
04/01/09 to 04/30/09	550,000	17.18
05/01/09 to 05/31/09	1,100,000	15.36
06/01/09 to 06/30/09	—	—
ProShares Ultra Silver
04/01/09 to 04/30/09	100,000	35.97
05/01/09 to 05/31/09	150,000	43.16
06/01/09 to 06/30/09	100,000	43.47
ProShares UltraShort Silver
04/01/09 to 04/30/09	150,000	12.10
05/01/09 to 05/31/09	850,000	9.71
06/01/09 to 06/30/09	200,000	8.90
ProShares Ultra Euro
04/01/09 to 04/30/09	50,000	26.76
05/01/09 to 05/31/09	—	—
06/01/09 to 06/30/09	—	—
ProShares UltraShort Euro
04/01/09 to 04/30/09	150,000	22.88
05/01/09 to 05/31/09	450,000	21.17
06/01/09 to 06/30/09	—	—
ProShares Ultra Yen
04/01/09 to 04/30/09	—	—
05/01/09 to 05/31/09	—	—
06/01/09 to 06/30/09	—	—
ProShares UltraShort Yen
04/01/09 to 04/30/09	100,000	24.94
05/01/09 to 05/31/09	800,000	23.51
06/01/09 to 06/30/09	200,000	23.44
Total:	42,500,000	$11.94

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Filed herewith
(2)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg
By: Louis Mayberg
Principal Executive Officer

Date: August 14, 2009

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: August 14, 2009