Form 10-Q
period 2009-09-30
ProShares Trust II
filed 2009-11-16
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$5,830,423	$1,745,354
Segregated cash balances for swap agreements	8,570,000	1,335,000
Short-term U.S. government agency obligations (Note 3)	4,488,979	—
Unrealized appreciation on swap agreements	481,000	184,583
Receivable from Sponsor	—	33,411
Offering costs (Note 5)	11,677	69,640

Total assets	19,382,079	3,367,988

Liabilities and shareholders’ equity
Liabilities
Accounts payable	—	42,977
Payable to Sponsor	25,715	—

Total liabilities	25,715	42,977

Shareholders’ equity
Paid-in capital	17,486,071	3,551,075
Accumulated earnings (deficit)	1,870,293	(226,064)

Total shareholders’ equity	19,356,364	3,325,011

Total liabilities and shareholders’ equity	$19,382,079	$3,367,988

Shares outstanding	800,014	150,014

Net asset value per share	$24.20	$22.16

Market value per share (Note 2)	$24.07	$22.15

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (23% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.04% due 10/01/09	$500,000	$500,000
0.03% due 10/02/09	1,617,000	1,616,999
0.02% due 10/07/09	500,000	499,998
0.03% due 10/13/09	1,672,000	1,671,983
0.01% due 10/19/09	200,000	199,999

Total short-term U.S. government agency obligations		$4,488,979

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	10/06/09	$8,232,734	$53,415
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	10/06/09	30,355,281	427,585

			$481,000

^	The positions and counterparties herein are as of September 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited)

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Investment Income
Interest	$1,738	$4,012

Expenses
Management fee	32,623	59,126
Offering costs	19,533	57,963

Total expenses	52,156	117,089

Net investment income (loss)	(50,418)	(113,077)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(1,842,980)	1,913,017

Change in net unrealized appreciation/depreciation on
Swap agreements	2,374,398	296,417

Net realized and unrealized gain (loss)	531,418	2,209,434

Net income (loss)	$481,000	$2,096,357

Net income (loss) per weighted-average share	$0.51	$2.82

Weighted-average shares outstanding	938,601	742,688

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$3,325,011

Addition of 1,200,000 shares	25,899,594
Redemption of 550,000 shares	(11,964,598)

Net addition (redemption) of 650,000 shares	13,934,996

Net investment income (loss)	(113,077)
Net realized gain (loss)	1,913,017
Change in net unrealized appreciation/depreciation	296,417

Net income (loss)	2,096,357

Shareholders’ equity, at September 30, 2009	$19,356,364

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$2,096,357
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances for swap agreements	(7,235,000)
Net purchase of short-term U.S. government agency obligations	(4,488,979)
Change in unrealized appreciation/depreciation on swap agreements	(296,417)
Decrease in receivable from Sponsor	33,411
Increase in payable to Sponsor	25,715
Amortization of offering cost	57,963
Decrease in accounts payable	(42,977)

Net cash provided by (used in) operating activities	(9,849,927)

Cash flow from financing activities
Proceeds from addition of shares	25,899,594
Payment on shares redeemed	(11,964,598)

Net cash provided by (used in) financing activities	13,934,996

Net increase (decrease) in cash	4,085,069
Cash, at December 31, 2008	1,745,354

Cash, at September 30, 2009	$5,830,423

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$2,205,732	$1,579,140
Segregated cash balances for swap agreements	2,575,000	1,400,000
Short-term U.S. government agency obligations (Note 3)	599,997	—
Receivable from Sponsor	262,895	56,576
Offering costs (Note 5)	46,685	278,414

Total assets	5,690,309	3,314,130

Liabilities and shareholders’ equity
Liabilities
Accounts payable	—	208,046
Unrealized depreciation on swap agreements	264,668	426,201

Total liabilities	264,668	634,247

Shareholders’ equity
Paid-in capital	6,646,411	2,500,900
Accumulated earnings (deficit)	(1,220,770)	178,983

Total shareholders’ equity	5,425,641	2,679,883

Total liabilities and shareholders’ equity	$5,690,309	$3,314,130

Shares outstanding	300,014	100,014

Net asset value per share	$18.08	$26.80

Market value per share (Note 2)	$18.12	$27.58

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (11% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.02% due 10/07/09	$500,000	$499,998
0.03% due 10/13/09	100,000	99,999

Total short-term U.S. government agency obligations		$599,997

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	10/06/09	$(1,774,643)	$(75,251)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	10/06/09	(9,192,397)	(189,417)

			$(264,668)

^	The positions and counterparties herein are as of September 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited)

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Investment Income
Interest	$320	$710

Expenses
Offering costs	78,092	231,729
Limitation by Sponsor	(65,602)	(206,319)

Total expenses	12,490	25,410

Net investment income (loss)	(12,170)	(24,700)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(457,048)	(1,536,586)

Change in net unrealized appreciation/depreciation on
Swap agreements	(310,626)	161,533

Net realized and unrealized gain (loss)	(767,674)	(1,375,053)

Net income (loss)	$(779,844)	$(1,399,753)

Net income (loss) per weighted-average share	$(2.95)	$(8.77)

Weighted-average shares outstanding	264,688	159,538

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$2,679,883

Addition of 200,000 shares	4,145,511

Net investment income (loss)	(24,700)
Net realized gain (loss)	(1,536,586)
Change in net unrealized appreciation/depreciation	161,533

Net income (loss)	(1,399,753)

Shareholders’ equity, at September 30, 2009	$5,425,641

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$(1,399,753)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances for swap agreements	(1,175,000)
Net purchase of short-term U.S. government agency obligations	(599,997)
Change in unrealized appreciation/depreciation on swap agreements	(161,533)
Increase in receivable from Sponsor	(206,319)
Amortization of offering cost	231,729
Decrease in accounts payable	(208,046)

Net cash provided by (used in) operating activities	(3,518,919)

Cash flow from financing activities
Proceeds from addition of shares	4,145,511

Net increase (decrease) in cash	626,592
Cash, at December 31, 2008	1,579,140

Cash, at September 30, 2009	$2,205,732

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$99,010,664	$40,341,120
Segregated cash balances for swap agreements	93,010,000	—
Segregated cash balances with brokers for futures contracts	24,506,550	37,425,038
Short-term U.S. government agency obligations (Note 3)	79,999,294	—
Receivable from capital shares sold	16,830,510	8,810,344
Receivable on open futures contracts	11,909,407	20,527,738
Unrealized appreciation on swap agreements	6,914,359	—
Receivable from Sponsor	—	16,192
Offering costs (Note 5)	23,346	139,226

Total assets	332,204,130	107,259,658

Liabilities and shareholders’ equity
Liabilities
Accounts payable	—	97,742
Payable for capital shares redeemed	—	7,388,973
Payable to Sponsor	364,190	—

Total liabilities	364,190	7,486,715

Shareholders’ equity
Paid-in capital	252,763,492	89,856,620
Accumulated earnings (deficit)	79,076,448	9,916,323

Total shareholders’ equity	331,839,940	99,772,943

Total liabilities and shareholders’ equity	$332,204,130	$107,259,658

Shares outstanding	29,250,014	6,750,014

Net asset value per share	$11.34	$14.78

Market value per share (Note 2)	$11.21	$13.69

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (24% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.04% due 10/01/09	$5,000,000	$5,000,000
0.11% due 10/05/09	35,000,000	34,999,572
0.06% due 10/06/09	5,000,000	4,999,958
0.05% due 10/09/09	10,000,000	9,999,889
0.01% due 10/19/09	25,000,000	24,999,875

Total short-term U.S. government agency obligations		$79,999,294

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires November 2009	4,034	$284,840,740	$4,559,140

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	10/06/09	$150,708,713	$2,130,387
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	10/06/09	228,134,667	4,783,972

			$6,914,359

^	The positions and counterparties herein are as of September 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited)

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Investment Income
Interest	$23,424	$93,245

Expenses
Management fee	471,329	1,870,800
Brokerage commissions	28,849	215,355
Offering costs	39,051	115,880

Total expenses	539,229	2,202,035

Net investment income (loss)	(515,805)	(2,108,790)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(7,204,860)	34,127,108
Swap agreements	(869,437)	38,346,708

Net realized gain (loss)	(8,074,297)	72,473,816

Change in net unrealized appreciation/depreciation on
Futures contracts	8,493,570	(8,119,260)
Swap agreements	2,158,920	6,914,359

Change in net unrealized appreciation/depreciation	10,652,490	(1,204,901)

Net realized and unrealized gain (loss)	2,578,193	71,268,915

Net income (loss)	$2,062,388	$69,160,125

Net income (loss) per weighted-average share	$0.11	$2.40

Weighted-average shares outstanding	18,583,166	28,850,380

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$99,772,943

Addition of 104,400,000 shares	985,639,092
Redemption of 81,900,000 shares	(822,732,220)

Net addition (redemption) of 22,500,000 shares	162,906,872

Net investment income (loss)	(2,108,790)
Net realized gain (loss)	72,473,816
Change in net unrealized appreciation/depreciation	(1,204,901)

Net income (loss)	69,160,125

Shareholders’ equity, at September 30, 2009	$331,839,940

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$69,160,125
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances for swap agreements	(93,010,000)
Decrease in segregated cash balances with brokers for futures contracts	12,918,488
Net purchase of short-term U.S. government agency obligations	(79,999,294)
Decrease in receivable on futures contracts	8,618,331
Change in unrealized appreciation/depreciation on swap agreements	(6,914,359)
Decrease in receivable from Sponsor	16,192
Increase in payable to Sponsor	364,190
Amortization of offering cost	115,880
Decrease in accounts payable	(97,742)

Net cash provided by (used in) operating activities	(88,828,189)

Cash flow from financing activities
Proceeds from addition of shares	977,618,926
Payment on shares redeemed	(830,121,193)

Net cash provided by (used in) financing activities	147,497,733

Net increase (decrease) in cash	58,669,544
Cash, at December 31, 2008	40,341,120

Cash, at September 30, 2009	$99,010,664

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$27,211,656	$7,925,214
Segregated cash balances for swap agreements	28,570,000	—
Segregated cash balances with brokers for futures contracts	4,726,350	5,449,275
Short-term U.S. government agency obligations (Note 3)	25,082,792	—
Receivable from capital shares sold	—	7,269,858
Unrealized appreciation on swap agreements	871,693	—
Receivable from Sponsor	—	53,143
Offering costs (Note 5)	46,685	278,414

Total assets	86,509,176	20,975,904

Liabilities and shareholders’ equity
Liabilities
Accounts payable	—	208,046
Payable for capital shares redeemed	—	1,999,561
Payable on open futures contracts	2,743,387	4,265,898
Payable to Sponsor	196,363	—

Total liabilities	2,939,750	6,473,505

Shareholders’ equity
Paid-in capital	93,578,035	15,231,359
Accumulated earnings (deficit)	(10,008,609)	(728,960)

Total shareholders’ equity	83,569,426	14,502,399

Total liabilities and shareholders’ equity	$86,509,176	$20,975,904

Shares outstanding	5,050,014	500,014

Net asset value per share	$16.55	$29.00

Market value per share (Note 2)	$16.67	$31.66

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (30% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.03% due 10/02/09	$1,200,000	$1,199,999
0.06% due 10/06/09	5,569,000	5,568,953
0.02% due 10/07/09	5,100,000	5,099,983
0.05% due 10/09/09	10,000,000	9,999,889
0.03% due 10/13/09	3,214,000	3,213,968

Total short-term U.S. government agency obligations		$25,082,792

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires November 2009	778	$54,934,580	$(909,530)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	10/06/09	$(39,192,852)	$127,845
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	10/06/09	(73,009,295)	743,848

			$871,693

^	The positions and counterparties herein are as of September 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited)

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Investment Income
Interest	$11,290	$20,679

Expenses
Management fee	186,922	249,506
Brokerage commissions	18,359	71,428
Offering costs	78,092	231,729

Total expenses	283,373	552,663

Net investment income (loss)	(272,083)	(531,984)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	8,197,190	(2,040,631)
Swap agreements	5,850,541	(10,219,787)

Net realized gain (loss)	14,047,731	(12,260,418)

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,004,540)	2,641,060
Swap agreements	2,730,237	871,693

Change in net unrealized appreciation/depreciation	725,697	3,512,753

Net realized and unrealized gain (loss)	14,773,428	(8,747,665)

Net income (loss)	$14,501,345	$(9,279,649)

Net income (loss) per weighted-average share	$2.33	$(2.70)

Weighted-average shares outstanding	6,225,014	3,437,010

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$14,502,399

Addition of 15,550,000 shares	380,310,343
Redemption of 11,000,000 shares	(301,963,667)

Net addition (redemption) of 4,550,000 shares	78,346,676

Net investment income (loss)	(531,984)
Net realized gain (loss)	(12,260,418)
Change in net unrealized appreciation/depreciation	3,512,753

Net income (loss)	(9,279,649)

Shareholders’ equity, at September 30, 2009	$83,569,426

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$(9,279,649)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances for swap agreements	(28,570,000)
Decrease in segregated cash balances with brokers for futures contracts	722,925
Net purchase of short-term U.S. government agency obligations	(25,082,792)
Change in unrealized appreciation/depreciation on swap agreements	(871,693)
Decrease in receivable from Sponsor	53,143
Decrease in payable on futures contracts	(1,522,511)
Increase in payable to Sponsor	196,363
Amortization of offering cost	231,729
Decrease in accounts payable	(208,046)

Net cash provided by (used in) operating activities	(64,330,531)

Cash flow from financing activities
Proceeds from addition of shares	387,580,201
Payment on shares redeemed	(303,963,228)

Net cash provided by (used in) financing activities	83,616,973

Net increase (decrease) in cash	19,286,442
Cash, at December 31, 2008	7,925,214

Cash, at September 30, 2009	$27,211,656

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$49,564,523	$23,435,796
Segregated cash balances for forward agreements	28,140,000	—
Segregated cash balances with brokers for futures contracts	220,969	102,966
Short-term U.S. government agency obligations (Note 3)	58,584,646	—
Receivable from capital shares sold	—	4,661,921
Receivable on open futures contracts	80,747	2,885
Unrealized appreciation on forward agreements	1,043,873	—
Receivable from Sponsor	—	43,098
Offering costs (Note 5)	52,627	284,355

Total assets	137,687,385	28,531,021

Liabilities and shareholders’ equity
Liabilities
Accounts payable	—	208,045
Unrealized depreciation on forward agreements	—	586,254
Payable to Sponsor	277,407	—

Total liabilities	277,407	794,299

Shareholders’ equity
Paid-in capital	121,943,244	26,025,918
Accumulated earnings (deficit)	15,466,734	1,710,804

Total shareholders’ equity	137,409,978	27,736,722

Total liabilities and shareholders’ equity	$137,687,385	$28,531,021

Shares outstanding	3,650,014	900,014

Net asset value per share	$37.65	$30.82

Market value per share (Note 2)	$38.53	$31.60

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (43% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.04% due 10/01/09	$3,000,000	$3,000,000
0.03% due 10/02/09	9,064,000	9,063,992
0.11% due 10/05/09	4,000,000	3,999,951
0.06% due 10/06/09	8,680,000	8,679,928
0.02% due 10/07/09	14,141,000	14,140,953
0.05% due 10/09/09	10,100,000	10,099,888
0.03% due 10/13/09	3,600,000	3,599,964
0.01% due 10/19/09	6,000,000	5,999,970

Total short-term U.S. government agency obligations		$58,584,646

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires December 2009	68	$6,778,240	$469,880

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	10/05/09	$49,120	$48,913,205	$190,947
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	10/05/09	220,100	219,173,379	852,926

				$1,043,873

^	The positions and counterparties herein are as of September 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited)

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Investment Income
Interest	$17,978	$43,484

Expenses
Management fee	264,269	650,356
Brokerage commissions	823	3,344
Offering costs	78,090	231,728

Total expenses	343,182	885,428

Net investment income (loss)	(325,204)	(841,944)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	164,607	518,473
Forward agreements	13,352,510	12,019,164

Net realized gain (loss)	13,517,117	12,537,637

Change in net unrealized appreciation/depreciation on
Futures contracts	392,480	430,110
Forward agreements	1,386,595	1,630,127

Change in net unrealized appreciation/depreciation	1,779,075	2,060,237

Net realized and unrealized gain (loss)	15,296,192	14,597,874

Net income (loss)	$14,970,988	$13,755,930

Net income (loss) per weighted-average share	$3.68	$3.78

Weighted-average shares outstanding	4,067,405	3,636,461

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$27,736,722

Addition of 4,350,000 shares	150,197,019
Redemption of 1,600,000 shares	(54,279,693)

Net addition (redemption) of 2,750,000 shares	95,917,326

Net investment income (loss)	(841,944)
Net realized gain (loss)	12,537,637
Change in net unrealized appreciation/depreciation	2,060,237

Net income (loss)	13,755,930

Shareholders’ equity, at September 30, 2009	$137,409,978

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$13,755,930
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances for forward agreements	(28,140,000)
Increase in segregated cash balances with brokers for futures contracts	(118,003)
Net purchase of short-term U.S. government agency obligations	(58,584,646)
Increase in receivable on futures contracts	(77,862)
Change in unrealized appreciation/depreciation on forward agreements	(1,630,127)
Decrease in receivable from Sponsor	43,098
Increase in payable to Sponsor	277,407
Amortization of offering cost	231,728
Decrease in accounts payable	(208,045)

Net cash provided by (used in) operating activities	(74,450,520)

Cash flow from financing activities
Proceeds from addition of shares	154,858,940
Payment on shares redeemed	(54,279,693)

Net cash provided by (used in) financing activities	100,579,247

Net increase (decrease) in cash	26,128,727
Cash, at December 31, 2008	23,435,796

Cash, at September 30, 2009	$49,564,523

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$22,562,262	$3,104,221
Segregated cash balances for forward agreements	7,550,000	540,000
Segregated cash balances with brokers for futures contracts	201,233	27,749
Short-term U.S. government agency obligations (Note 3)	8,894,946	—
Unrealized appreciation on forward agreements	—	86,657
Receivable from Sponsor	—	51,088
Offering costs (Note 5)	52,627	284,355

Total assets	39,261,068	4,094,070

Liabilities and shareholders’ equity
Liabilities
Accounts payable	—	208,046
Payable on open futures contracts	77,521	10,931
Unrealized depreciation on forward agreements	308,164	—
Payable to Sponsor	9,123	—

Total liabilities	394,808	218,977

Shareholders’ equity
Paid-in capital	53,680,449	4,537,070
Accumulated earnings (deficit)	(14,814,189)	(661,977)

Total shareholders’ equity	38,866,260	3,875,093

Total liabilities and shareholders’ equity	$39,261,068	$4,094,070

Shares outstanding	3,000,014	200,014

Net asset value per share	$12.96	$19.37

Market value per share (Note 2)	$12.66	$19.10

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (23% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.04% due 10/01/09	$1,000,000	$1,000,000
0.03% due 10/02/09	2,000,000	1,999,999
0.11% due 10/05/09	1,700,000	1,699,979
0.03% due 10/13/09	2,195,000	2,194,978
0.01% due 10/19/09	2,000,000	1,999,990

Total short-term U.S. government agency obligations		$8,894,946

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires December 2009	35	$3,488,800	$(21,840)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	10/05/09	$(14,998)	$(14,934,858)	$(60,575)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	10/05/09	(59,600)	(59,349,084)	(247,589)

				$(308,164)

^	The positions and counterparties herein are as of September 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited)

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Investment Income
Interest	$4,411	$13,450

Expenses
Management fee	23,184	60,210
Brokerage commissions	632	2,897
Offering costs	78,091	231,728

Total expenses	101,907	294,835

Net investment income (loss)	(97,496)	(281,385)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(153,607)	(375,691)
Forward agreements	(5,310,023)	(13,101,165)

Net realized gain (loss)	(5,463,630)	(13,476,856)

Change in net unrealized appreciation/depreciation on
Futures contracts	(7,900)	850
Forward agreements	(409,537)	(394,821)

Change in net unrealized appreciation/depreciation	(417,437)	(393,971)

Net realized and unrealized gain (loss)	(5,881,067)	(13,870,827)

Net income (loss)	$(5,978,563)	$(14,152,212)

Net income (loss) per weighted-average share	$(2.01)	$(5.31)

Weighted-average shares outstanding	2,969,579	2,663,750

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$3,875,093

Addition of 5,700,000 shares	94,412,574
Redemption of 2,900,000 shares	(45,269,195)

Net addition (redemption) of 2,800,000 shares	49,143,379

Net investment income (loss)	(281,385)
Net realized gain (loss)	(13,476,856)
Change in net unrealized appreciation/depreciation	(393,971)

Net income (loss)	(14,152,212)

Shareholders’ equity, at September 30, 2009	$38,866,260

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$(14,152,212)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances for forward agreements	(7,010,000)
Increase in segregated cash balances with brokers for futures contracts	(173,484)
Net purchase of short-term U.S. government agency obligations	(8,894,946)
Change in unrealized appreciation/depreciation on forward agreements	394,821
Decrease in receivable from Sponsor	51,088
Increase in payable on futures contracts	66,590
Increase in payable to Sponsor	9,123
Amortization of offering cost	231,728
Decrease in accounts payable	(208,046)

Net cash provided by (used in) operating activities	(29,685,338)

Cash flow from financing activities
Proceeds from addition of shares	94,412,574
Payment on shares redeemed	(45,269,195)

Net cash provided by (used in) financing activities	49,143,379

Net increase (decrease) in cash	19,458,041
Cash, at December 31, 2008	3,104,221

Cash, at September 30, 2009	$22,562,262

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$28,959,859	$8,641,327
Segregated cash balances for forward agreements	33,900,000	—
Segregated cash balances with brokers for futures contracts	484,381	73,705
Short-term U.S. government agency obligations (Note 3)	25,957,854	—
Receivable from capital shares sold	—	1,469,530
Receivable on open futures contracts	186,443	24,488
Unrealized appreciation on forward agreements	5,790,951	—
Receivable from Sponsor	—	30,776
Offering costs (Note 5)	13,163	71,126

Total assets	95,292,651	10,310,952

Liabilities and shareholders’ equity
Liabilities
Accounts payable	—	42,976
Unrealized depreciation on forward agreements	—	256,827
Payable to Sponsor	173,433	—

Total liabilities	173,433	299,803

Shareholders’ equity
Paid-in capital	58,430,230	9,881,413
Accumulated earnings (deficit)	36,688,988	129,736

Total shareholders’ equity	95,119,218	10,011,149

Total liabilities and shareholders’ equity	$95,292,651	$10,310,952

Shares outstanding	1,700,014	350,014

Net asset value per share	$55.95	$28.60

Market value per share (Note 2)	$57.25	$31.50

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (27% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.03% due 10/02/09	$9,160,000	$9,159,992
0.11% due 10/05/09	5,109,000	5,108,938
0.06% due 10/06/09	5,100,000	5,099,957
0.01% due 10/19/09	6,589,000	6,588,967

Total short-term U.S. government agency obligations		$25,957,854

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires December 2009	108	$8,896,500	$608,835

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	10/05/09	$2,055,800	$33,820,583	$1,105,221
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	10/05/09	8,965,000	147,485,905	4,685,730

				$5,790,951

^	The positions and counterparties herein are as of September 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited)

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Investment Income
Interest	$9,926	$20,640

Expenses
Management fee	205,584	405,532
Brokerage commissions	1,330	3,564
Offering costs	19,533	57,963

Total expenses	226,447	467,059

Net investment income (loss)	(216,521)	(446,419)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	538,547	1,113,941
Forward agreements	21,549,376	29,227,072

Net realized gain (loss)	22,087,923	30,341,013

Change in net unrealized appreciation/depreciation on
Futures contracts	1,005,165	616,880
Forward agreements	7,281,486	6,047,778

Change in net unrealized appreciation/depreciation	8,286,651	6,664,658

Net realized and unrealized gain (loss)	30,374,574	37,005,671

Net income (loss)	$30,158,053	$36,559,252

Net income (loss) per weighted-average share	$14.65	$24.39

Weighted-average shares outstanding	2,059,253	1,498,732

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$10,011,149

Addition of 2,550,000 shares	104,403,728
Redemption of 1,200,000 shares	(55,854,911)

Net addition (redemption) of 1,350,000 shares	48,548,817

Net investment income (loss)	(446,419)
Net realized gain (loss)	30,341,013
Change in net unrealized appreciation/depreciation	6,664,658

Net income (loss)	36,559,252

Shareholders’ equity, at September 30, 2009	$95,119,218

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$36,559,252
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances for forward agreements	(33,900,000)
Increase in segregated cash balances with brokers for futures contracts	(410,676)
Net purchase of short-term U.S. government agency obligations	(25,957,854)
Increase in receivable on futures contracts	(161,955)
Change in unrealized appreciation/depreciation on forward agreements	(6,047,778)
Decrease in receivable from Sponsor	30,776
Increase in payable to Sponsor	173,433
Amortization of offering cost	57,963
Decrease in accounts payable	(42,976)

Net cash provided by (used in) operating activities	(29,699,815)

Cash flow from financing activities
Proceeds from addition of shares	105,873,258
Payment on shares redeemed	(55,854,911)

Net cash provided by (used in) financing activities	50,018,347

Net increase (decrease) in cash	20,318,532
Cash, at December 31, 2008	8,641,327

Cash, at September 30, 2009	$28,959,859

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$28,304,449	$992,121
Segregated cash balances for forward agreements	15,320,000	820,000
Segregated cash balances with brokers for futures contracts	141,105	22,280
Short-term U.S. government agency obligations (Note 3)	14,202,886	—
Receivable from capital shares sold	2,762,851	—
Unrealized appreciation on forward agreements	—	47,484
Receivable from Sponsor	—	38,902
Offering costs (Note 5)	26,317	142,197

Total assets	60,757,608	2,062,984

Liabilities and shareholders’ equity
Liabilities
Accounts payable	—	97,742
Payable on open futures contracts	—	5,171
Unrealized depreciation on forward agreements	3,758,426	—
Payable to Sponsor	97,861	—

Total liabilities	3,856,287	102,913

Shareholders’ equity
Paid-in capital	86,471,055	2,500,900
Accumulated earnings (deficit)	(29,569,734)	(540,829)

Total shareholders’ equity	56,901,321	1,960,071

Total liabilities and shareholders’ equity	$60,757,608	$2,062,984

Shares outstanding	10,300,014	100,014

Net asset value per share	$5.52	$19.60

Market value per share (Note 2)	$5.40	$17.51

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (25% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.04% due 10/01/09	$2,000,000	$2,000,000
0.03% due 10/02/09	1,188,000	1,187,999
0.11% due 10/05/09	5,834,000	5,833,929
0.05% due 10/09/09	1,000,000	999,989
0.03% due 10/13/09	2,000,000	1,999,980
0.01% due 10/19/09	2,181,000	2,180,989

Total short-term U.S. government agency obligations		$14,202,886

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires December 2009	25	$2,059,375	$(95,805)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	10/05/09	$(1,572,500)	$(25,869,669)	$(851,301)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	10/05/09	(5,218,000)	(85,842,883)	(2,907,125)

				$(3,758,426)

^	The positions and counterparties herein are as of September 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited)

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Investment Income
Interest	$6,330	$11,491

Expenses
Management fee	98,681	136,762
Brokerage commissions	1,470	3,489
Offering costs	39,051	115,880

Total expenses	139,202	256,131

Net investment income (loss)	(132,872)	(244,640)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(112,815)	(299,386)
Forward agreements	(19,461,202)	(24,583,814)

Net realized gain (loss)	(19,574,017)	(24,883,200)

Change in net unrealized appreciation/depreciation on
Futures contracts	(309,250)	(95,155)
Forward agreements	(4,999,690)	(3,805,910)

Change in net unrealized appreciation/depreciation	(5,308,940)	(3,901,065)

Net realized and unrealized gain (loss)	(24,882,957)	(28,784,265)

Net income (loss)	$(25,015,829)	$(29,028,905)

Net income (loss) per weighted-average share	$(3.30)	$(6.98)

Weighted-average shares outstanding	7,580,992	4,156,241

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$1,960,071

Addition of 18,250,000 shares	154,138,177
Redemption of 8,050,000 shares	(70,168,022)

Net addition (redemption) of 10,200,000 shares	83,970,155

Net investment income (loss)	(244,640)
Net realized gain (loss)	(24,883,200)
Change in net unrealized appreciation/depreciation	(3,901,065)

Net income (loss)	(29,028,905)

Shareholders’ equity, at September 30, 2009	$56,901,321

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$(29,028,905)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances for forward agreements	(14,500,000)
Increase in segregated cash balances with brokers for futures contracts	(118,825)
Net purchase of short-term U.S. government agency obligations	(14,202,886)
Change in unrealized appreciation/depreciation on forward agreements	3,805,910
Decrease in receivable from Sponsor	38,902
Decrease in payable on futures contracts	(5,171)
Increase in payable to Sponsor	97,861
Amortization of offering cost	115,880
Decrease in accounts payable	(97,742)

Net cash provided by (used in) operating activities	(53,894,976)

Cash flow from financing activities
Proceeds from addition of shares	151,375,326
Payment on shares redeemed	(70,168,022)

Net cash provided by (used in) financing activities	81,207,304

Net increase (decrease) in cash	27,312,328
Cash, at December 31, 2008	992,121

Cash, at September 30, 2009	$28,304,449

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$6,465,883	$4,467,380
Segregated cash balances for foreign currency forward contracts	830,000	—
Short-term U.S. government agency obligations (Note 3)	701,994	—
Unrealized appreciation on foreign currency forward contracts	34,255	—
Receivable from Sponsor	46,416	32,913
Offering costs (Note 5)	11,677	69,640

Total assets	8,090,225	4,569,933

Liabilities and shareholders’ equity
Liabilities
Accounts payable	—	42,977
Unrealized depreciation on foreign currency forward contracts	193,322	140,545

Total liabilities	193,322	183,522

Shareholders’ equity
Paid-in capital	6,602,808	3,958,670
Accumulated earnings (deficit)	1,294,095	427,741

Total shareholders’ equity	7,896,903	4,386,411

Total liabilities and shareholders’ equity	$8,090,225	$4,569,933

Shares outstanding	250,014	150,014

Net asset value per share	$31.59	$29.24

Market value per share (Note 2)	$31.53	$29.49

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (9% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.04% due 10/01/09	$200,000	$200,000
0.11% due 10/05/09	502,000	501,994

Total short-term U.S. government agency obligations		$701,994

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	10/02/09	4,825,525	$7,060,229	$(69,465)
Euro with UBS AG	10/02/09	6,096,400	8,919,647	(90,162)
Euro with Goldman Sachs International	10/09/09	4,785,025	7,000,973	19,263
Euro with UBS AG	10/09/09	6,011,300	8,795,137	14,992

				$(125,372)

Contracts to Sell
Euro with Goldman Sachs International	10/02/09	(4,825,525)	$(7,060,229)	$(19,257)
Euro with UBS AG	10/02/09	(6,096,400)	(8,919,647)	(14,438)

				$(33,695)

^	The positions and counterparties herein are as of September 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited)

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Investment Income
Interest	$904	$2,413

Expenses
Offering costs	19,533	57,963
Limitation by Sponsor	(1,452)	(13,505)

Total expenses	18,081	44,458

Net investment income (loss)	(17,177)	(42,045)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	765,701	926,921

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(143,081)	(18,522)

Net realized and unrealized gain (loss)	622,620	908,399

Net income (loss)	$605,443	$866,354

Net income (loss) per weighted-average share	$2.42	$3.88

Weighted-average shares outstanding	250,014	223,274

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$4,386,411

Addition of 150,000 shares	3,982,252
Redemption of 50,000 shares	(1,338,114)

Net addition (redemption) of 100,000 shares	2,644,138

Net investment income (loss)	(42,045)
Net realized gain (loss)	926,921
Change in net unrealized appreciation/depreciation	(18,522)

Net income (loss)	866,354

Shareholders’ equity, at September 30, 2009	$7,896,903

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$866,354
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances for foreign currency forward contracts	(830,000)
Net purchase of short-term U.S. government agency obligations	(701,994)
Change in unrealized appreciation/depreciation on foreign currency forward contracts	18,522
Increase in receivable from Sponsor	(13,503)
Amortization of offering cost	57,963
Decrease in accounts payable	(42,977)

Net cash provided by (used in) operating activities	(645,635)

Cash flow from financing activities
Proceeds from addition of shares	3,982,252
Payment on shares redeemed	(1,338,114)

Net cash provided by (used in) financing activities	2,644,138

Net increase (decrease) in cash	1,998,503
Cash, at December 31, 2008	4,467,380

Cash, at September 30, 2009	$6,465,883

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$17,818,368	$7,121,112
Segregated cash balances for foreign currency forward contracts	4,870,000	—
Short-term U.S. government agency obligations (Note 3)	15,429,918	—
Unrealized appreciation on foreign currency forward contracts	925,523	151,153
Receivable from Sponsor	—	32,234
Offering costs (Note 5)	11,678	69,641

Total assets	39,055,487	7,374,140

Liabilities and shareholders’ equity
Liabilities
Accounts payable	—	42,977
Unrealized depreciation on foreign currency forward contracts	174,147	—
Payable to Sponsor	73,914	—

Total liabilities	248,061	42,977

Shareholders’ equity
Paid-in capital	50,315,167	7,676,890
Accumulated earnings (deficit)	(11,507,741)	(345,727)

Total shareholders’ equity	38,807,426	7,331,163

Total liabilities and shareholders’ equity	$39,055,487	$7,374,140

Shares outstanding	2,150,014	350,014

Net asset value per share	$18.05	$20.95

Market value per share (Note 2)	$18.06	$21.26

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (40% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.04% due 10/01/09	$2,000,000	$2,000,000
0.03% due 10/02/09	1,000,000	999,999
0.11% due 10/05/09	2,283,000	2,282,972
0.02% due 10/07/09	4,447,000	4,446,985
0.03% due 10/13/09	2,000,000	1,999,980
0.01% due 10/19/09	3,700,000	3,699,982

Total short-term U.S. government agency obligations		$15,429,918

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	10/02/09	25,698,425	$37,599,381	$102,809
Euro with UBS AG	10/02/09	28,147,700	41,182,917	69,397
Euro with UBS AG	10/09/09	673,100	984,813	(264)

				$171,942

Contracts to Sell
Euro with Goldman Sachs International	10/02/09	(25,698,425)	$(37,599,381)	$357,761
Euro with UBS AG	10/02/09	(28,147,700)	(41,182,917)	395,556
Euro with Goldman Sachs International	10/09/09	(25,698,425)	(37,599,381)	(103,452)
Euro with UBS AG	10/09/09	(27,997,700)	(40,963,452)	(70,431)

				$579,434

^	The positions and counterparties herein are as of September 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited)

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Investment Income
Interest	$6,324	$19,433

Expenses
Management fee	74,418	193,697
Offering costs	19,533	57,963

Total expenses	93,951	251,660

Net investment income (loss)	(87,627)	(232,227)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(4,327,686)	(11,530,010)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	689,838	600,223

Net realized and unrealized gain (loss)	(3,637,848)	(10,929,787)

Net income (loss)	$(3,725,475)	$(11,162,014)

Net income (loss) per weighted-average share	$(1.80)	$(6.59)

Weighted-average shares outstanding	2,065,775	1,694,886

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$7,331,163

Addition of 2,800,000 shares	63,777,785
Redemption of 1,000,000 shares	(21,139,508)

Net addition (redemption) of 1,800,000 shares	42,638,277

Net investment income (loss)	(232,227)
Net realized gain (loss)	(11,530,010)
Change in net unrealized appreciation/depreciation	600,223

Net income (loss)	(11,162,014)

Shareholders’ equity, at September 30, 2009	$38,807,426

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$(11,162,014)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances for foreign currency forward contracts	(4,870,000)
Net purchase of short-term U.S. government agency obligations	(15,429,918)
Change in unrealized appreciation/depreciation on foreign currency forward contracts	(600,223)
Decrease in receivable from Sponsor	32,234
Increase in payable to Sponsor	73,914
Amortization of offering cost	57,963
Decrease in accounts payable	(42,977)

Net cash provided by (used in) operating activities	(31,941,021)

Cash flow from financing activities
Proceeds from addition of shares	63,777,785
Payment on shares redeemed	(21,139,508)

Net cash provided by (used in) financing activities	42,638,277

Net increase (decrease) in cash	10,697,256
Cash, at December 31, 2008	7,121,112

Cash, at September 30, 2009	$17,818,368

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$2,081,602	$2,986,826
Segregated cash balances for foreign currency forward contracts	590,000	—
Short-term U.S. government agency obligations (Note 3)	1,348,991	—
Unrealized appreciation on foreign currency forward contracts	159,811	—
Receivable from Sponsor	62,787	33,137
Offering costs (Note 5)	11,677	69,639

Total assets	4,254,868	3,089,602

Liabilities and shareholders’ equity
Liabilities
Accounts payable	—	42,975
Unrealized depreciation on foreign currency forward contracts	11,708	201,574

Total liabilities	11,708	244,549

Shareholders’ equity
Paid-in capital	3,969,617	2,500,350
Accumulated earnings (deficit)	273,543	344,703

Total shareholders’ equity	4,243,160	2,845,053

Total liabilities and shareholders’ equity	$4,254,868	$3,089,602

Shares outstanding	150,014	100,014

Net asset value per share	$28.29	$28.45

Market value per share (Note 2)	$28.23	$28.66

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (32% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.04% due 10/01/09	$100,000	$100,000
0.02% due 10/07/09	467,000	466,999
0.03% due 10/13/09	782,000	781,992

Total short-term U.S. government agency obligations		$1,348,991

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	10/02/09	435,500,000	$4,850,730	$85,764
Yen with UBS AG	10/02/09	327,690,000	3,649,909	62,877
Yen with Goldman Sachs International	10/09/09	435,500,000	4,850,730	(5,534)
Yen with UBS AG	10/09/09	326,620,000	3,637,991	(6,174)

				$136,933

Contracts to Sell
Yen with Goldman Sachs International	10/02/09	(435,500,000)	$(4,850,730)	$5,426
Yen with UBS AG	10/02/09	(327,690,000)	(3,649,909)	5,744

				$11,170

^	The positions and counterparties herein are as of September 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited)

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Investment Income
Interest	$509	$1,456

Expenses
Offering costs	19,533	57,962
Limitation by Sponsor	(8,704)	(29,650)

Total expenses	10,829	28,312

Net investment income (loss)	(10,320)	(26,856)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	314,239	(393,981)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	248,893	349,677

Net realized and unrealized gain (loss)	563,132	(44,304)

Net income (loss)	$552,812	$(71,160)

Net income (loss) per weighted-average share	$3.18	$(0.46)

Weighted-average shares outstanding	173,927	155,509

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$2,845,053

Addition of 100,000 shares	2,725,367
Redemption of 50,000 shares	(1,256,100)

Net addition (redemption) of 50,000 shares	1,469,267

Net investment income (loss)	(26,856)
Net realized gain (loss)	(393,981)
Change in net unrealized appreciation/depreciation	349,677

Net income (loss)	(71,160)

Shareholders’ equity, at September 30, 2009	$4,243,160

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$(71,160)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances for foreign currency forward contracts	(590,000)
Net purchase of short-term U.S. government agency obligations	(1,348,991)
Change in unrealized appreciation/depreciation on foreign currency forward contracts	(349,677)
Increase in receivable from Sponsor	(29,650)
Amortization of offering cost	57,962
Decrease in accounts payable	(42,975)

Net cash provided by (used in) operating activities	(2,374,491)

Cash flow from financing activities
Proceeds from addition of shares	2,725,367
Payment on shares redeemed	(1,256,100)

Net cash provided by (used in) financing activities	1,469,267

Net increase (decrease) in cash	(905,224)
Cash, at December 31, 2008	2,986,826

Cash, at September 30, 2009	$2,081,602

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Cash	$13,117,616	$1,970,377
Segregated cash balances for foreign currency forward contracts	3,480,000	—
Short-term U.S. government agency obligations (Note 3)	6,475,961	—
Receivable from capital shares sold	1,019,511	—
Unrealized appreciation on foreign currency forward contracts	67,829	135,917
Receivable from Sponsor	—	33,660
Offering costs (Note 5)	11,677	69,641

Total assets	24,172,594	2,209,595

Liabilities and shareholders’ equity
Liabilities
Accounts payable	—	42,978
Unrealized depreciation on foreign currency forward contracts	912,531	—
Payable to Sponsor	55,725	—

Total liabilities	968,256	42,978

Shareholders’ equity
Paid-in capital	28,947,602	2,500,350
Accumulated earnings (deficit)	(5,743,264)	(333,733)

Total shareholders’ equity	23,204,338	2,166,617

Total liabilities and shareholders’ equity	$24,172,594	$2,209,595

Shares outstanding	1,150,014	100,014

Net asset value per share	$20.18	$21.66

Market value per share (Note 2)	$20.25	$21.85

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2009

(unaudited)

	Principal Amount	Value
Short-term U.S. government agency obligations (28% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.03% due 10/02/09	$500,000	$500,000
0.11% due 10/05/09	1,226,000	1,225,985
0.02% due 10/07/09	3,750,000	3,749,987
0.05% due 10/09/09	1,000,000	999,989

Total short-term U.S. government agency obligations		$6,475,961

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	10/02/09	2,040,330,000	$22,725,808	$(25,686)
Yen with UBS AG	10/02/09	2,419,730,000	26,951,679	(40,287)
Yen with UBS AG	10/09/09	66,150,000	736,798	(446)

				$(66,419)

Contracts to Sell
Yen with Goldman Sachs International	10/02/09	(2,040,330,000)	$(22,725,808)	$(403,968)
Yen with UBS AG	10/02/09	(2,419,730,000)	(26,951,679)	(442,144)
Yen with Goldman Sachs International	10/09/09	(2,010,510,000)	(22,393,663)	25,548
Yen with UBS AG	10/09/09	(2,219,230,000)	(24,718,449)	42,281

				$(778,283)

^	The positions and counterparties herein are as of September 30, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited)

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Investment Income
Interest	$5,266	$21,843

Expenses
Management fee	53,580	206,283
Offering costs	19,534	57,964

Total expenses	73,114	264,247

Net investment income (loss)	(67,848)	(242,404)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(2,786,090)	(4,186,508)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(1,715,520)	(980,619)

Net realized and unrealized gain (loss)	(4,501,610)	(5,167,127)

Net income (loss)	$(4,569,458)	$(5,409,531)

Net income (loss) per weighted-average share	$(3.32)	$(3.45)

Weighted-average shares outstanding	1,375,014	1,568,512

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Shareholders’ equity, at December 31, 2008	$2,166,617

Addition of 2,900,000 shares	69,299,506
Redemption of 1,850,000 shares	(42,852,254)

Net addition (redemption) of 1,050,000 shares	26,447,252

Net investment income (loss)	(242,404)
Net realized gain (loss)	(4,186,508)
Change in net unrealized appreciation/depreciation	(980,619)

Net income (loss)	(5,409,531)

Shareholders’ equity, at September 30, 2009	$23,204,338

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009

(unaudited)

Cash flow from operating activities
Net income (loss)	$(5,409,531)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances for foreign currency forward contracts	(3,480,000)
Net purchase of short-term U.S. government agency obligations	(6,475,961)
Change in unrealized appreciation/depreciation on foreign currency forward contracts	980,619
Decrease in receivable from Sponsor	33,660
Increase in payable to Sponsor	55,725
Amortization of offering cost	57,964
Decrease in accounts payable	(42,978)

Net cash provided by (used in) operating activities	(14,280,502)

Cash flow from financing activities
Proceeds from addition of shares	68,279,995
Payment on shares redeemed	(42,852,254)

Net cash provided by (used in) financing activities	25,427,741

Net increase (decrease) in cash	11,147,239
Cash, at December 31, 2008	1,970,377

Cash, at September 30, 2009	$13,117,616

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (the “Trust”) was organized as a Delaware statutory trust on October 9, 2007 and offers common units of beneficial interest (the “Shares”) in each of its twelve series (each, a “Fund”, and collectively, the “Funds”). The twelve separate series are: ProShares Ultra DJ-UBS Commodity (formerly ProShares Ultra DJ-AIG Commodity), ProShares UltraShort DJ-UBS Commodity (formerly ProShares UltraShort DJ-AIG Commodity), ProShares Ultra DJ-UBS Crude Oil (formerly ProShares Ultra DJ-AIG Crude Oil), ProShares UltraShort DJ-UBS Crude Oil (formerly ProShares UltraShort DJ-AIG Crude Oil), ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen.

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

The Funds do not seek to achieve their stated investment objective over a period of time greater than one day because mathematical compounding prevents the Funds from achieving such results. Accordingly, results over periods of time greater than one day should not be expected to be a simple multiple (+200 or -200%) of the period return of the corresponding benchmark and will likely differ significantly. Investors should monitor their ProShares holdings consistent with their strategies, as frequently as daily.

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

On May 6, 2009, UBS Securities LLC acquired the commodity business of AIG Financial Products Corp. Effective May 7, 2009, the Dow Jones-AIG Commodity Indexes were re-branded as the Dow Jones-UBS Commodity Indexes. The Dow Jones-UBS Commodity Indexes have an identical methodology to the Dow Jones-AIG Commodity Indexes and take the identical form and format of the Dow Jones-AIG Commodity Indexes. In connection therewith:

The following Indexes were renamed:

Former Index Name	New Index Name
Dow Jones-AIG Commodity Index	Dow Jones-UBS Commodity Index
Dow Jones-AIG Crude Oil Sub-Index	Dow Jones-UBS Crude Oil Sub-Index

The following Funds were renamed:

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

Statement of Cash Flows

The cash amount shown in the Statement of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated September 30, 2009, and represents non-segregated cash with the custodian and does not include short-term investments.

Fiscal Period Cut-off

These financial statements have been prepared as of the time of the final calculation of the Funds’ net asset value (“NAV”) as follows. All times are Eastern:

	NAV Calculation Time	NAV Calculation Date
UltraSilver, UltraShort Silver	7:00 A.M.	September 30
Ultra Gold, UltraShort Gold	10:00 A.M.	September 30
Ultra DJ-UBS Commodity, UltraShort DJ-UBS Commodity	2:30 P.M.	September 30
Ultra DJ-UBS Crude Oil, UltraShort DJ-UBS Crude Oil	2:30 P.M.	September 30
Ultra Euro, UltraShort Euro	4:00 P.M.	September 30
Ultra Yen, UltraShort Yen	4:00 P.M.	September 30

Although the Funds’ Shares may continue to trade subsequent to these times, these times represent the close of business for the Funds’ investment operations and Share creation and redemption operations. Market value per Share is determined at the close of the New York Stock Exchange and may be later than when the Funds’ NAV per Share is calculated.

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

Fair Value of Financial Instruments

The Funds disclose the fair value of their investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The disclosure requirements establish a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Funds (observable inputs); and (2) the Funds’ own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the disclosure requirements hierarchy are as follows:

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

Fair value measurements also require additional disclosure when the volume and level of activity for the asset or liability have significantly decreased, as well as when circumstances indicate that a transaction is not orderly.

The following table summarizes the valuation of investments at September 30, 2009 using the fair value hierarchy:

	LEVEL I – Quoted Prices		LEVEL II – Other Significant Observable Inputs		Total
	Short-Term U.S. Government Agencies	Futures Contracts	Forward Agreements	Swap Agreements
Ultra DJ-UBS Commodity	$4,488,979	$—	$—	$481,000	$4,969,979
UltraShort DJ-UBS Commodity	599,977	—	—	(264,668)	335,309
Ultra DJ-UBS Crude Oil	79,999,294	4,559,140	—	6,914,359	91,472,793
UltraShort DJ-UBS Crude Oil	25,082,792	(909,530)	—	871,693	25,044,955
Ultra Gold	58,584,646	469,880	1,043,873	—	60,098,399
UltraShort Gold	8,894,946	(21,840)	(308,164)	—	8,564,942
Ultra Silver	25,957,854	608,835	5,790,951	—	32,357,640
UltraShort Silver	14,202,886	(95,805)	(3,758,426)	—	10,348,655
Ultra Euro	701,994	—	(159,067)	—	542,927
UltraShort Euro	15,429,918	—	751,376	—	16,181,294
Ultra Yen	1,348,911	—	148,103	—	1,497,014
UltraShort Yen	6,475,961	—	(844,702)	—	5,631,259

At September 30, 2009, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation/depreciation on open contracts are reflected in the Statements of Financial Condition and changes in the unrealized appreciation/depreciation between periods are reflected in the Statements of Operations. Discounts on short-term securities purchased are amortized and reflected as Interest Income in the Statements of Operations.

Brokerage Commissions and Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

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

Management of the Funds has reviewed all open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken under the interpretation to determine if adjustments to conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from FASB and on-going analysis of tax law, regulation, and interpretations thereof.

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

All open derivative positions at period-end for each Fund are disclosed in the Schedule of Investments and the notional value of these open positions relative to the shareholders’ equity of each Fund is generally representative of the notional value of open positions to shareholders’ equity throughout the reporting period for each respective Fund. The volume associated with derivative positions varies on a daily basis as each Fund transacts derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ equity consistent with each Fund’s investment objective.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlation between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will enter into swap agreements only with large, well-capitalized and well established financial institutions. The creditworthiness of each of the firms which is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties and limiting the net amount due from any individual counterparty. All of the outstanding swap agreements at September 30, 2009 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

The Funds collateralize swap agreements with cash as indicated on the Statements of Financial Condition and such collateral is held for the benefit of the counterparty in a segregated account at the Custodian to protect the counterparty against non-payment by the Funds. In the event of a default by the counterparty, the Funds will seek return of this collateral and may incur certain costs and time delays in exercising its right with respect to the collateral.

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

Fair Value of Derivative Instruments

as of September 30, 2009

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments under Statement No. 133	Statements of Financial Condition location	Fund	Unrealized Appreciation		Statements of Financial Condition location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$481,000		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$264,668
		ProShares Ultra DJ-UBS Crude Oil	11,473,499	*		ProShares UltraShort DJ-UBS Crude Oil	909,530	*
		ProShares UltraShort DJ-UBS Crude Oil	871,693			ProShares UltraShort Gold	330,004	*
		ProShares Ultra Gold	1,513,753	*		ProShares UltraShort Silver	3,854,231	*
		ProShares Ultra Silver	6,399,786	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	34,255		Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	193,322
		ProShares UltraShort Euro	925,523			ProShares UltraShort Euro	174,147
		ProShares Ultra Yen	159,811			ProShares Ultra Yen	11,708
		ProShares UltraShort Yen	67,829			ProShares UltraShort Yen	912,531

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2008

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments under Statement No. 133	Statements of Financial Condition location	Fund	Unrealized Appreciation		Statements of Financial Condition location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$184,583		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$426,201
		ProShares Ultra DJ-UBS Crude Oil	12,678,400	**		ProShares UltraShort DJ-UBS Crude Oil	3,550,590	**
		ProShares Ultra Gold	39,770	**		ProShares Ultra Gold	586,254
		ProShares UltraShort Gold	86,657			ProShares UltraShort Gold	22,690	**
		ProShares UltraShort Silver	47,484			ProShares Ultra Silver	264,872	**
						ProShares UltraShort Silver	650	**

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward agreements	ProShares UltraShort Euro	151,153		Unrealized depreciation on foreign currency forward agreements	ProShares Ultra Euro	140,545
		ProShares UltraShort Yen	135,917			ProShares Ultra Yen	201,574

**	Includes cumulative appreciation/depreciation of futures contracts as reported in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2008. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2009

Derivatives not accounted for as hedging instruments under Statement No. 133	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on transactions from futures, swaps, and/or forwards/changes in unrealized appreciation/depreciation of futures, swaps, and/or forwards	ProShares Ultra DJ-UBS Commodity	$(1,842,980)	$2,374,398
		ProShares UltraShort DJ-UBS Commodity	(457,048)	(310,626)
		ProShares Ultra DJ-UBS Crude Oil	(8,074,297)	10,652,490
		ProShares UltraShort DJ-UBS Crude Oil	14,047,731	725,697
		ProShares Ultra Gold	13,517,117	1,779,075
		ProShares UltraShort Gold	(5,463,630)	(417,437)
		ProShares Ultra Silver	22,087,923	8,286,651
		ProShares UltraShort Silver	(19,574,017)	(5,308,940)
Foreign Exchange Contracts	Net realized gain (loss) on transactions from foreign currency transactions/changes in unrealized appreciation/depreciation of foreign currency transactions	ProShares Ultra Euro	765,701	(143,081)
		ProShares UltraShort Euro	(4,327,686)	689,838
		ProShares Ultra Yen	314,239	248,893
		ProShares UltraShort Yen	(2,786,090)	(1,715,520)

The Effect of Derivative Instruments on the Statements of Operations

For the nine months ended September 30, 2009

Derivatives not accounted for as hedging instruments under Statement No. 133	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on transactions from futures, swaps, and/or forwards/changes in unrealized appreciation/depreciation of futures, swaps, and/or forwards	ProShares Ultra DJ-UBS Commodity	$1,913,017	$296,417
		ProShares UltraShort DJ-UBS Commodity	(1,536,586)	161,533
		ProShares Ultra DJ-UBS Crude Oil	72,473,816	(1,204,901)
		ProShares UltraShort DJ-UBS Crude Oil	(12,260,418)	3,512,753
		ProShares Ultra Gold	12,537,637	2,060,237
		ProShares UltraShort Gold	(13,476,856)	(393,971)
		ProShares Ultra Silver	30,341,013	6,664,658
		ProShares UltraShort Silver	(24,883,200)	(3,901,065)
Foreign Exchange Contracts	Net realized gain (loss) on transactions from foreign currency transactions/changes in unrealized appreciation/depreciation of foreign currency transactions	ProShares Ultra Euro	926,921	(18,522)
		ProShares UltraShort Euro	(11,530,010)	600,223
		ProShares Ultra Yen	(393,981)	349,677
		ProShares UltraShort Yen	(4,186,508)	(980,619)

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

Transaction fees for the three months ended September 30, 2009, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended September 30, 2009
Ultra DJ-UBS Commodity	$2,688
UltraShort DJ-UBS Commodity	215
Ultra DJ-UBS Crude Oil	81,359
UltraShort DJ-UBS Crude Oil	34,126
Ultra Gold	9,085
UltraShort Gold	3,955
Ultra Silver	11,604
UltraShort Silver	27,415
Ultra Euro	—
UltraShort Euro	—
Ultra Yen	—
UltraShort Yen	—

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the nine months ended September 30, 2009:

Ultra ProShares

For the Nine Month Period Ended September 30, 2009 (unaudited)

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2008	$22.1647	$14.7811	$30.8181	$28.6021	$29.2400	$28.4465

Net investment income (loss)	(0.1523)	(0.0731)	(0.2315)	(0.2979)	(0.1883)	(0.1727)
Net realized and unrealized gain (loss)	2.1826	(3.3631)	7.0598	27.6478	2.5341	0.0113
Change in net asset value from operations	2.0303	(3.4362)	6.8283	27.3499	2.3458	(0.1614)
Net asset value, at September 30, 2009	$24.1950	$11.3449	$37.6464	$55.9520	$31.5858	$28.2851

Market value per share, at December 31, 2008	$22.15	$13.69	$31.60	$31.50	$29.49	$28.66
Market value per share, at September 30, 2009	$24.07	$11.21	$38.53	$57.25	$31.53	$28.23

Total Return, at net asset value^	9.16%	(23.25)%	22.16%	95.62%	8.02%	(0.57)%
Total Return, at market value^	8.67%	(18.12)%	21.93%	81.75%	6.92%	(1.50)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.05)%	(0.95)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(1.01)%	(0.91)%	(0.92)%	(0.90)%	(0.90)%

^	Percentages are not annualized for the period ended September 30, 2009.
**	Percentages are annualized.

UltraShort ProShares

For the Nine Month Period Ended September 30, 2009 (unaudited)

Per Share Operating Performance	UltraShort DJ- UBS Commodity	UltraShort DJ- UBS Crude Oil	UltraShort Gold	UltraShort Silver	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2008	$26.7951	$29.0040	$19.3741	$19.5980	$20.9453	$21.6631

Net investment income (loss)	(0.1548)	(0.1548)	(0.1056)	(0.0589)	(0.1370)	(0.1545)
Net realized and unrealized gain (loss)	(8.5557)	(12.3008)	(6.3131)	(14.0147)	(2.7585)	(1.3312)
Change in net asset value from operations	(8.7105)	(12.4556)	(6.4187)	(14.0736)	(2.8955)	(1.4857)
Net asset value, at September 30, 2009	$18.0846	$16.5484	$12.9554	$5.5244	$18.0498	$20.1774

Market value per share, at December 31, 2008	$27.58	$31.66	$19.10	$17.51	$21.26	$21.85
Market value per share, at September 30, 2009	$18.12	$16.67	$12.66	$5.40	$18.06	$20.25

Total Return, at net asset value^	(32.51)%	(42.94)%	(33.13)%	(71.81)%	(13.82)%	(6.86)%
Total Return, at market value^	(34.30)%	(47.35)%	(33.72)%	(69.16)%	(15.05)%	(7.32)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.09)%	(0.96)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(1.05)%	(0.92)%	(0.92)%	(0.88)%	(0.87)%

^	Percentages are not annualized for the period ended September 30, 2009.
**	Percentages are annualized.

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

A number of factors may affect a Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that a Fund will achieve a high degree of correlation. A failure to achieve a high degree of correlation may prevent a Fund from achieving its investment objective. A number of factors may adversely affect a Fund’s correlation with its benchmark, including fees, expenses, transaction costs, costs associated with the use of leveraged investment techniques, income items, accounting standards and disruptions or illiquidity in the markets for the commodities or Financial Instruments (i.e., commodity-based or currency-based instruments whose value is derived from the value of an underlying asset, rate or index) in which the Fund invests. A Fund may be subject to large movements of assets into and out of the Fund, potentially resulting in the Fund being over- or under-exposed to its benchmark. In addition, there is a special form of correlation risk that derives from these Funds’ use of leverage, which is that for periods greater than one day, the use of leverage tends to cause the performance of a Fund to be either greater than or less than the target return for the same period stated in the fund objective, before accounting for fees and fund expenses. In general, given a particular index return, increased volatility of the index may cause a decrease in the performance relative to the target return for the same period.

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Funds’ financial statements through November 16, 2009. Management has determined that there are no material events that would require disclosure in its Funds’ financial statements through this date.

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

The Funds do not seek to achieve their stated investment objective over a period of time greater than one day because mathematical compounding prevents the Funds from achieving such results. Accordingly, results over periods of time greater than one day should not be expected to be a simple multiple (+200 or -200%) of the period return of the corresponding benchmark and will likely differ significantly. Investors should monitor their ProShares holdings consistent with their strategies, as frequently as daily.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and/or used as margin for each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three-month and nine-month periods ended September 30, 2009, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2009	Interest Income Nine Months Ended September 30, 2009
ProShares Ultra DJ-UBS Commodity	$1,738	$4,012
ProShares UltraShort DJ-UBS Commodity	320	710
ProShares Ultra DJ-UBS Crude Oil	23,424	93,245
ProShares UltraShort DJ-UBS Crude Oil	11,290	20,679
ProShares Ultra Gold	17,978	43,484
ProShares UltraShort Gold	4,411	13,450
ProShares Ultra Silver	9,926	20,640
ProShares UltraShort Silver	6,330	11,491
ProShares Ultra Euro	904	2,413
ProShares UltraShort Euro	6,324	19,433
ProShares Ultra Yen	509	1,456
ProShares UltraShort Yen	5,266	21,843

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

Results of Operations for the Three-Month Period Ended September 30, 2009

NAV of ProShares Ultra DJ-UBS Commodity

The Fund’s NAV decreased from $30,839,963 at June 30, 2009 to $19,356,364 at September 30, 2009. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 1,350,014 Shares at June 30, 2009 to 800,014 Shares at September 30, 2009 due to no Shares being created and 550,000 Shares (11 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Commodity Index. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 5.9%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 4.2% and had an annualized volatility of 24.0%.

NAV of ProShares UltraShort DJ-UBS Commodity

The Fund’s NAV increased from $5,225,688 at June 30, 2009 to $5,425,641 at September 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 250,014 Shares at June 30, 2009 to 300,014 Shares at September 30, 2009 due to 50,000 Shares (1 Creation Unit) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 13.5%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 4.2% and had an annualized volatility of 24.0%.

NAV of ProShares Ultra DJ-UBS Crude Oil

The Fund’s NAV increased from $209,670,516 at June 30, 2009 to $331,839,940 at September 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 16,050,014 Shares at June 30, 2009 to 29,250,014 Shares at September 30, 2009 due to 23,400,000 Shares (468 Creation Units) being created and 10,200,000 Shares (204 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 13.2%. During the three-month period ended September 30, 2009, the benchmark index declined by a cumulative 4.8% and had an annualized volatility of 39.5%.

NAV of ProShares UltraShort DJ-UBS Crude Oil

The Fund’s NAV decreased from $128,758,820 at June 30, 2009 to $83,569,426 at September 30, 2009. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 7,600,014 Shares at June 30, 2009 to 5,050,014 Shares at September 30, 2009 due to 2,950,000 Shares (59 Creation Units) being created and 5,500,000 Shares (110 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 2.3%. During the three-month period ended September 30, 2009, the benchmark index declined by a cumulative 4.8% and had an annualized volatility of 39.5%.

NAV of ProShares Ultra Gold

The Fund’s NAV decreased from $156,690,604 at June 30, 2009 to $137,409,978 at September 30, 2009. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 4,650,014 Shares at June 30, 2009 to 3,650,014 Shares at September 30, 2009 due to 100,000 Shares (2 Creation Units) being created and 1,100,000 Shares (22 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 11.7%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 6.6% and had an annualized volatility of 15.1%.

NAV of ProShares UltraShort Gold

The Fund’s NAV decreased from $51,236,834 at June 30, 2009 to $38,866,260 at September 30, 2009. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 3,400,014 Shares at June 30, 2009 to 3,000,014 Shares at September 30, 2009 due to 450,000 Shares (9 Creation Units) being created and 850,000 Shares (17 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 14.0%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 6.6% and had an annualized volatility of 15.1%.

NAV of ProShares Ultra Silver

The Fund’s NAV increased from $78,824,836 at June 30, 2009 to $95,119,218 at September 30, 2009. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease in outstanding Shares, which decreased from 1,850,014 Shares at June 30, 2009 to 1,700,014 Shares at September 30, 2009 due to 500,000 Shares (10 Creation Units) being created and 650,000 Shares (13 Creation Units) being redeemed during the period. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 31.3%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 18.0% and had an annualized volatility of 41.2%.

NAV of ProShares UltraShort Silver

The Fund’s NAV decreased from $68,967,304 at June 30, 2009 to $56,901,321 at September 30, 2009. The decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase in outstanding Shares, which increased from 7,750,014 Shares at June 30, 2009 to 10,300,014 Shares at September 30, 2009 due to 9,100,000 Shares (182 Creation Units) being created and 6,550,000 Shares (131 Creation Units) being redeemed during the period. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 37.9%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 18.0% and had an annualized volatility of 41.2%.

NAV of ProShares Ultra Euro

The Fund’s NAV increased from $7,291,462 at June 30, 2009 to $7,896,903 at September 30, 2009. The Fund had no creation or redemption activity during the quarter. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 8.3%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 4.3% and had an annualized volatility of 9.1%.

NAV of ProShares UltraShort Euro

The Fund’s NAV decreased from $39,613,566 at June 30, 2009 to $38,807,426 at September 30, 2009. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. The decrease in the Fund’s NAV was offset by an increase in outstanding Shares, which increased from 2,000,014 Shares at June 30, 2009 to 2,150,014 Shares at September 30, 2009 due to 350,000 Shares (7 Creation Units) being created and 200,000 Shares (4 Creation Units) being redeemed during the period. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 8.9%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 4.3% and had an annualized volatility of 9.1%.

NAV of ProShares Ultra Yen

The Fund’s NAV decreased from $4,946,446 at June 30, 2009 to $4,243,160 at September 30, 2009. The decrease in the Fund’s NAV resulted from a decrease in outstanding Shares, which decreased from 200,014 Shares at June 30, 2009 to 150,014 Shares at September 30, 2009 due to no Shares being created and 50,000 Shares (1 Creation Unit) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 14.4%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 7.3% and had an annualized volatility of 11.3%.

NAV of ProShares UltraShort Yen

The Fund’s NAV decreased from $41,152,049 at June 30, 2009 to $23,204,338 at September 30, 2009. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 1,750,014 Shares at June 30, 2009 to 1,150,014 Shares at September 30, 2009 due to 50,000 Shares (1 Creation Unit) being created and 650,000 Shares (13 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 14.2%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 7.3% and had an annualized volatility of 11.3%.

Results of Operations for the Nine-Month Period Ended September 30, 2009

NAV of ProShares Ultra DJ-UBS Commodity

The Fund’s NAV increased from $3,325,011 at December 31, 2008 to $19,356,364 at September 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 150,014 Shares at December 31, 2008 to 800,014 Shares at September 30, 2009 due to 1,200,000 Shares (24 Creation Units) being created and 550,000 Shares (11 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Commodity Index. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 9.2%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 8.9% and had an annualized volatility of 26.6%.

NAV of ProShares UltraShort DJ-UBS Commodity

The Fund’s NAV increased from $2,679,883 at December 31, 2008 to $5,425,641 at September 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 300,014 Shares at September 30, 2009 due to 200,000 Shares (4 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 32.5%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 8.9% and had an annualized volatility of 26.6%.

NAV of ProShares Ultra DJ-UBS Crude Oil

The Fund’s NAV increased from $99,772,943 at December 31, 2008 to $331,839,940 at September 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 6,750,014 Shares at December 31, 2008 to 29,250,014 Shares at September 30, 2009 due to 104,400,000 Shares (2,088 Creation Units) being created and 81,900,000 Shares (1,638 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 23.2%. During the nine-month period ended September 30, 2009, the benchmark index declined by a cumulative 2.3% and had an annualized volatility of 52.1%.

NAV of ProShares UltraShort DJ-UBS Crude Oil

The Fund’s NAV increased from $14,502,399 at December 31, 2008 to $83,569,426 at September 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 500,014 Shares at December 31, 2008 to 5,050,014 Shares at September 30, 2009 due to 15,550,000 Shares (311 Creation Units) being created and 11,000,000 Shares (220 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 42.9%. During the nine-month period ended September 30, 2009, the benchmark index declined by a cumulative 2.3% and had an annualized volatility of 52.1%.

NAV of ProShares Ultra Gold

The Fund’s NAV increased from $27,736,722 at December 31, 2008 to $137,409,978 at September 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 900,014 Shares at December 31, 2008 to 3,650,014 Shares at September 30, 2009 due to 4,350,000 Shares (87 Creation Units) being created and 1,600,000 Shares (32 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 22.2%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 14.5% and had an annualized volatility of 22.3%.

NAV of ProShares UltraShort Gold

The Fund’s NAV increased from $3,875,093 at December 31, 2008 to $38,866,260 at September 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 200,014 Shares at December 31, 2008 to 3,000,014 Shares at September 30, 2009 due to 5,700,000 Shares (114 Creation Units) being created and 2,900,000 Shares (58 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 33.1%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 14.5% and had an annualized volatility of 22.3%.

NAV of ProShares Ultra Silver

The Fund’s NAV increased from $10,011,149 at December 31, 2008 to $95,119,218 at September 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 350,014 Shares at December 31, 2008 to 1,700,014 Shares at September 30, 2009 due to 2,550,000 Shares (51 Creation Units) being created and 1,200,000 Shares (24 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 95.6%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 52.5% and had an annualized volatility of 40.6%.

NAV of ProShares UltraShort Silver

The Fund’s NAV increased from $1,960,071 at December 31, 2008 to $56,901,321 at September 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 10,300,014 Shares at September 30, 2009 due to 18,250,000 Shares (365 Creation Units) being created and 8,050,000 Shares (161 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 71.8%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 52.5% and had an annualized volatility of 40.6%.

NAV of ProShares Ultra Euro

The Fund’s NAV increased from $4,386,411 at December 31, 2008 to $7,896,903 at September 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 150,014 Shares at December 31, 2008 to 250,014 Shares at September 30, 2009 due to 150,000 Shares (3 Creation Units) being created and 50,000 Shares (1 Creation Unit) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 8.0%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 4.7% and had an annualized volatility of 13.8%.

NAV of ProShares UltraShort Euro

The Fund’s NAV increased from $7,331,163 at December 31, 2008 to $38,807,426 at September 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 350,014 Shares at December 31, 2008 to 2,150,014 Shares at September 30, 2009 due to 2,800,000 Shares (56 Creation Units) being created and 1,000,000 Shares (20 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 13.8%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 4.7% and had an annualized volatility of 13.8%.

NAV of ProShares Ultra Yen

The Fund’s NAV increased from $2,845,053 at December 31, 2008 to $4,243,160 at September 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 150,014 Shares at September 30, 2009 due to 100,000 Shares (2 Creation Units) being created and 50,000 Shares (1 Creation Unit) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 0.6%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 1.1% and had an annualized volatility of 28.0%.

NAV of ProShares UltraShort Yen

The Fund’s NAV increased from $2,166,617 at December 31, 2008 to $23,204,338 at September 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 1,150,014 Shares at September 30, 2009 due to 2,900,000 Shares (58 Creation Units) being created and 1,850,000 Shares (37 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 6.9%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 1.1% and had an annualized volatility of 28.0%.

Off-Balance Sheet Arrangements and Contractual Obligations

As of November 16, 2009 the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

Swap agreements do not generally involve the delivery of securities or other underlying assets either at the outset of a transaction or upon settlement. Accordingly, if the counterparty to a swap agreement defaults, the Fund’s risk of loss consists of the net amount of payments that the Fund is contractually entitled to receive, if any. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovery collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

The Funds disclose the fair value of their investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. See Note 2 in Item 1 of this Quarterly Report on Form 10-Q for further information.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the contract is closed or the changes occur, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which are sensitive to commodity price risk. As of September 30, 2009, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra DJ-UBS Commodity:

As of September 30, 2009, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s swap positions as of September 30, 2009, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	127.683	$8,232,734
Dow Jones-UBS Commodity Index	UBS AG	Long	127.683	30,355,281

The September 30, 2009 swap notional amount is calculated by multiplying units times the closing level of the Index. The notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission on March 31,

2009 (the “Form 10-K”) for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Commodity:

As of September 30, 2009, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s short swap positions as of September 30, 2009, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	127.683	$(1,774,643)
Dow Jones-UBS Commodity Index	UBS AG	Short	127.683	(9,192,397)

The September 30, 2009 short swap notional amount is calculated by multiplying units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by minus two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Crude Oil:

As of September 30, 2009, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	November 2009	4,034	$70.61	1,000	$284,840,740

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Long	243.910	$150,708,713
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Long	243.910	228,134,667

The September 30, 2009 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2009 swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort DJ-UBS Crude Oil:

As of September 30, 2009, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	November 2009	778	$70.61	1,000	$(54,934,580)

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Short	243.910	$(39,192,852)
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Short	243.910	(73,009,295)

The September 30, 2009 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2009 short swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Gold:

As of September 30, 2009, the ProShares Ultra Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	9/30/09 Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2009	68	$996.80	100	$6,778,240

Forward Agreements

Reference Index	Counterparty	Long or Short	9/30/09 Forward Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$995.79	$48,913,205
0.995 Fine Troy Ounce Gold	UBS AG	Long	995.79	219,173,379

The September 30, 2009 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2009 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Gold:

As of September 30, 2009, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	9/30/09 Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2009	35	$996.80	100	$(3,488,800)

Forward Agreements

Reference Index	Counterparty	Long or Short	9/30/09 Forward Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$995.79	$(14,934,858)
0.995 Fine Troy Ounce Gold	UBS AG	Short	995.79	(59,349,084)

The September 30, 2009 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2009 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of September 30, 2009, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	9/30/09 Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2009	108	$16.475	5,000	$8,896,500

Forward Agreements

Reference Index	Counterparty	Long or Short	9/30/09 Forward Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$16.4513	$33,820,583
0.999 Fine Troy Ounce Silver	UBS AG	Long	16.4513	147,485,905

The September 30, 2009 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2009 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of September 30, 2009, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	9/30/09 Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2009	25	$16.475	5,000	$(2,059,375)

Forward Agreements

Reference Index	Counterparty	Long or Short	9/30/09 Forward Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$16.4513	$(25,869,669)
0.999 Fine Troy Ounce Silver	UBS AG	Short	16.4513	(85,842,883)

The September 30, 2009 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2009 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Funds’ Financial Instruments, which are sensitive to changes in exchange rates. As of September 30, 2009, each of the Currency Funds’ positions were as follows:

ProShares Ultra Euro:

As of September 30, 2009, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	9/30/09 Forward Rate	9/30/09 Market Value USD
Euro	Goldman Sachs International	Long	10/02/09	4,825,525	1.4631	$7,060,229
Euro	UBS AG	Long	10/02/09	6,096,400	1.4631	8,919,647
Euro	Goldman Sachs International	Long	10/09/09	4,785,025	1.4631	7,000,973
Euro	UBS AG	Long	10/09/09	6,011,300	1.4631	8,795,137
Euro	Goldman Sachs International	Short	10/02/09	(4,825,525)	1.4631	(7,060,229)
Euro	UBS AG	Short	10/02/09	(6,096,400)	1.4631	(8,919,647)

The September 30, 2009 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Euro:

As of September 30, 2009, the ProShares UltraShort Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	9/30/09 Forward Rate	9/30/09 Market Value USD
Euro	Goldman Sachs International	Long	10/02/09	25,698,425	1.4631	$37,599,381
Euro	UBS AG	Long	10/02/09	28,147,700	1.4631	41,182,917
Euro	UBS AG	Long	10/09/09	673,100	1.4631	984,813
Euro	Goldman Sachs International	Short	10/02/09	(25,698,425)	1.4631	(37,599,381)
Euro	UBS AG	Short	10/02/09	(28,147,700)	1.4631	(41,182,917)
Euro	Goldman Sachs International	Short	10/09/09	(25,698,425)	1.4631	(37,599,381)
Euro	UBS AG	Short	10/09/09	(27,997,700)	1.4631	(40,963,452)

The September 30, 2009 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of September 30, 2009, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	9/30/09 Forward Rate	9/30/09 Market Value USD
Yen	Goldman Sachs International	Long	10/02/09	435,500,000	0.011138	$4,850,730
Yen	UBS AG	Long	10/02/09	327,690,000	0.011138	3,649,909
Yen	Goldman Sachs International	Long	10/09/09	435,500,000	0.011138	4,850,730
Yen	UBS AG	Long	10/09/09	326,620,000	0.011138	3,637,991
Yen	Goldman Sachs International	Short	10/02/09	(435,500,000)	0.011138	(4,850,730)
Yen	UBS AG	Short	10/02/09	(327,690,000)	0.011138	(3,649,909)

The September 30, 2009 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of September 30, 2009, the ProShares UltraShort Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	9/30/09 Forward Rate	9/30/09 Market Value USD
Yen	Goldman Sachs International	Long	10/02/09	2,040,330,000	0.011138	$22,725,808
Yen	UBS AG	Long	10/02/09	2,419,730,000	0.011138	26,951,679
Yen	UBS AG	Long	10/09/09	66,150,000	0.011138	736,798
Yen	Goldman Sachs International	Short	10/02/09	(2,040,330,000)	0.011138	(22,725,808)
Yen	UBS AG	Short	10/02/09	(2,419,730,000)	0.011138	(26,951,679)
Yen	Goldman Sachs International	Short	10/09/09	(2,010,510,000)	0.011138	(22,393,663)
Yen	UBS AG	Short	10/09/09	(2,219,230,000)	0.011138	(24,718,449)

The September 30, 2009 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Qualitative Disclosure

As described above in Item 2 of this Quarterly Report on Form 10-Q, it is the investment objective of each Fund to seek daily investment results, before fees and expenses, which correspond to twice (200%) the daily performance, whether positive or negative, of its corresponding benchmark. Each Ultra ProShares Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the daily performance of its corresponding benchmark. Each UltraShort ProShares Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the inverse (opposite) of the daily performance of its corresponding benchmark. The Funds do not seek to achieve these stated investment objectives over a period of time greater than one day because mathematical compounding prevents the Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Investors should monitor their ProShares holdings consistent with their strategies, as frequently as daily. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

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

Disclosure Controls and Procedures

The principal executive officer and principal financial officer of the Trust have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective, as of September 30, 2009, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	As described in the Trust’s Registration Statement on Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, and its Registration Statement on Form S-1 (No. 333-156888), which was declared effective on February 13, 2009, substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions. Each Fund continuously offers and redeems its Shares in blocks of 50,000 Shares.

Title of Securities Registered	Amount Registered	Shares Sold July 1, 2009 through September 30, 2009	Sale Price of Shares Sold July 1, 2009 through September 30, 2009
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$1,000,000,000	—	$—
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	2,000,000,000	50,000	979,797
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest	4,000,000,000	23,400,000	239,943,756
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest	3,000,000,000	2,950,000	48,842,245
ProShares Ultra Gold Common Units of Beneficial Interest	2,000,000,000	100,000	3,457,472
ProShares UltraShort Gold Common Units of Beneficial Interest	2,000,000,000	450,000	5,863,579
ProShares Ultra Silver Common Units of Beneficial Interest	1,000,000,000	500,000	19,980,999
ProShares UltraShort Silver Common Units of Beneficial Interest	1,000,000,000	9,100,000	68,107,260
ProShares Ultra Euro Common Units of Beneficial Interest	1,000,000,000	—	—
ProShares UltraShort Euro Common Units of Beneficial Interest	1,000,000,000	350,000	6,723,251
ProShares Ultra Yen Common Units of Beneficial Interest	1,000,000,000	—	—
ProShares UltraShort Yen Common Units of Beneficial Interest	1,000,000,000	50,000	1,019,512
Total:	$20,000,000,000	36,950,000	$394,917,871

(c)	From June 30, 2009 through September 30, 2009, the number of Shares redeemed and average price per Share of each Fund was as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Ultra DJ-UBS Commodity
07/01/09 to 07/31/09	400,000	$21.34
08/01/09 to 08/31/09	—	—
09/01/09 to 09/30/09	150,000	22.85
ProShares UltraShort DJ-UBS Commodity
07/01/09 to 07/31/09	—	—
08/01/09 to 08/31/09	—	—
09/01/09 to 09/30/09	—	—
ProShares Ultra DJ-UBS Crude Oil
07/01/09 to 07/31/09	3,400,000	11.28
08/01/09 to 08/31/09	2,300,000	12.59
09/01/09 to 09/30/09	4,500,000	11.67
ProShares UltraShort DJ-UBS Crude Oil
07/01/09 to 07/31/09	2,900,000	21.54
08/01/09 to 08/31/09	600,000	17.27
09/01/09 to 09/30/09	2,000,000	17.84
ProShares Ultra Gold
07/01/09 to 07/31/09	500,000	32.59
08/01/09 to 08/31/09	350,000	33.52
09/01/09 to 09/30/09	250,000	38.73
ProShares UltraShort Gold
07/01/09 to 07/31/09	350,000	15.17
08/01/09 to 08/31/09	300,000	14.69
09/01/09 to 09/30/09	200,000	12.70
ProShares Ultra Silver
07/01/09 to 07/31/09	—	—
08/01/09 to 08/31/09	150,000	41.48
09/01/09 to 09/30/09	500,000	55.25
ProShares UltraShort Silver
07/01/09 to 07/31/09	3,900,000	10.00
08/01/09 to 08/31/09	—	—
09/01/09 to 09/30/09	2,650,000	6.10
ProShares Ultra Euro
07/01/09 to 07/31/09	—	—
08/01/09 to 08/31/09	—	—
09/01/09 to 09/30/09	—	—
ProShares UltraShort Euro
07/01/09 to 07/31/09	100,000	19.12
08/01/09 to 08/31/09	100,000	18.92
09/01/09 to 09/30/09	—	—
ProShares Ultra Yen
07/01/09 to 07/31/09	—	—
08/01/09 to 08/31/09	50,000	25.12
09/01/09 to 09/30/09	—	—
ProShares UltraShort Yen
07/01/09 to 07/31/09	300,000	22.45
08/01/09 to 08/31/09	250,000	22.40
09/01/09 to 09/30/09	100,000	20.62
Total:	26,300,000	$15.16

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Filed herewith
(2)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg
By: Louis Mayberg
Principal Executive Officer

Date: November 16, 2009

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: November 16, 2009