Form 10-K
period 2009-12-31
ProShares Trust II
filed 2010-03-01
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34200

PROSHARES TRUST II

(Exact name of registrant as specified in its charter)

Delaware	87-6284802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

The aggregate market value of the ProShares Ultra DJ-UBS Commodity Fund’s units held by non-affiliates as of June 30, 2009 was $30,942,000. The ProShares Ultra DJ-UBS Commodity Fund had 450,000 outstanding units as of February 19, 2010.

The aggregate market value of the ProShares UltraShort DJ-UBS Commodity Fund’s units held by non-affiliates as of June 30, 2009 was $5,237,000. The ProShares UltraShort DJ-UBS Commodity Fund had 250,000 outstanding units as of February 19, 2010.

The aggregate market value of the ProShares Ultra DJ-UBS Crude Oil Fund’s units held by non-affiliates as of June 30, 2009 was $211,218,000. The ProShares Ultra DJ-UBS Crude Oil Fund had 23,550,000 outstanding units as of February 19, 2010.

The aggregate market value of the ProShares UltraShort DJ-UBS Crude Oil Fund’s units held by non-affiliates as of June 30, 2009 was $127,678,320. The ProShares UltraShort DJ-UBS Crude Oil Fund had 4,899,900 outstanding units as of February 19, 2010.

The aggregate market value of the ProShares Ultra Gold Fund’s units held by non-affiliates as of June 30, 2009 was $154,752,000. The ProShares Ultra Gold Fund had 3,400,000 outstanding units as of February 19, 2010.

The aggregate market value of the ProShares UltraShort Gold Fund’s units held by non-affiliates as of June 30, 2009 was $51,884,000. The ProShares UltraShort Gold Fund had 6,750,000 outstanding units as of February 19, 2010.

The aggregate market value of the ProShares Ultra Silver Fund’s units held by non-affiliates as of June 30, 2009 was $74,906,500. The ProShares Ultra Silver Fund had 3,200,000 outstanding units as of February 19, 2010.

The aggregate market value of the ProShares UltraShort Silver Fund’s units held by non-affiliates as of June 30, 2009 was $72,462,500. The ProShares UltraShort Silver Fund had 16,100,000 outstanding units as of February 19, 2010.

The aggregate market value of the ProShares Ultra Euro Fund’s units held by non-affiliates as of June 30, 2009 was $7,302,500. The ProShares Ultra Euro Fund had 350,000 outstanding units as of February 19, 2010.

The aggregate market value of the ProShares UltraShort Euro Fund’s units held by non-affiliates as of June 30, 2009 was $39,660,000. The ProShares UltraShort Euro Fund had 10,950,000 outstanding units as of February 19, 2010.

The aggregate market value of the ProShares Ultra Yen Fund’s units held by non-affiliates as of June 30, 2009 was $4,940,000. The ProShares Ultra Yen Fund had 150,000 outstanding units as of February 19, 2010.

The aggregate market value of the ProShares UltraShort Yen Fund’s units held by non-affiliates as of June 30, 2009 was $41,055,000. The ProShares UltraShort Yen Fund had 5,250,000 outstanding units as of February 19, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

PROSHARES TRUST II

Part I

Item 1.	Business.

Summary

ProShares Trust II (the “Trust”) was organized as a Delaware statutory trust on October 9, 2007 and is currently organized into separate series. The following twelve series of the Trust, ProShares Ultra DJ-UBS Commodity (formerly ProShares Ultra DJ-AIG Commodity), ProShares UltraShort DJ-UBS Commodity (formerly ProShares UltraShort DJ-AIG Commodity), ProShares Ultra DJ-UBS Crude Oil (formerly ProShares Ultra DJ-AIG Crude Oil), ProShares UltraShort DJ-UBS Crude Oil (formerly ProShares UltraShort DJ-AIG Crude Oil), ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Fund” and collectively, the “Funds”) issue common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. Each Fund’s Shares are offered separately on a continuous basis from time to time. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (the “NYSE Arca”), as further described below.

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

As further described below, each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the inverse (opposite) of the daily performance of its corresponding benchmark. Each Fund generally invests in Financial Instruments (i.e., commodity-based or currency-based instruments whose value is derived from the value of an underlying asset, rate or index including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts) as a substitute for investing directly in a commodity or currency in order to gain exposure to the commodity index, commodity or currency. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results for the Funds.

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

Investment Objectives and Principal Investment Strategies

Investment Objectives

Investment Objectives of the “Ultra ProShares”

Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the daily performance, whether positive or negative, of its corresponding benchmark. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If an Ultra Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately twice as much on a percentage basis as its corresponding benchmark when the benchmark rises on a given day. Conversely, its value on a given day (before fees and expenses) should lose approximately twice as much on a percentage basis as the corresponding benchmark when the benchmark declines on a given day. An Ultra Fund acquires long exposure in any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable Ultra Fund’s benchmark such that each Ultra Fund has approximately 200% exposure to the corresponding benchmark at the time of the NAV calculation.

Investment Objectives of the “UltraShort ProShares”

Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the inverse (opposite) of the daily performance, whether positive or negative, of its corresponding benchmark. Expenses may include, among other things, expenses related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If an UltraShort Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately twice as much on a percentage basis as its corresponding benchmark when the benchmark falls on a given day. Conversely, its value on a given day (before fees and expenses) should lose approximately twice as much on a percentage basis as the corresponding benchmark when the benchmark rises on a given day. An UltraShort Fund acquires short exposure in any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable UltraShort Fund’s benchmark such that each UltraShort Fund has approximately 200% exposure to the corresponding benchmark at the time of the NAV calculation.

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

The corresponding benchmark for each Fund is listed below:

ProShares Ultra DJ-UBS Commodity and ProShares UltraShort DJ-UBS Commodity: The Dow Jones—UBS Commodity IndexSM. The Dow Jones—UBS Commodity Index is designed to track commodity futures prices.

ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort DJ-UBS Crude Oil: The Dow Jones—UBS Crude Oil Sub-IndexSM. The Dow Jones—UBS Crude Oil Sub-Index is designed to track crude oil futures prices.

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

Principal Investment Strategies

In seeking to achieve each Fund’s investment objective, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of investment positions that the Sponsor believes in combination should produce daily returns consistent with a Fund’s objective. The Sponsor relies upon a pre-determined model to generate orders that result in repositioning each Fund’s investments in accordance with their daily investment objectives. Each Fund invests principally in any one of or combinations of Financial Instruments, including swap agreements, futures contracts, options on futures contracts or forward contracts with respect to the applicable Fund’s benchmark to the extent determined appropriate by the Sponsor. Assets of each Fund not invested in Financial Instruments are invested in cash equivalents (such as U.S. Treasury and agency securities, shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund) that may serve as collateral for the Financial Instruments. The types of commodity interests in which each Fund invests may vary daily. The Sponsor does not currently intend to invest in any commodity.

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

Recent Legislative Efforts

Restrictive proposals aimed at financial speculators in commodities have from time to time been made in the U.S. House of Representatives and the Senate. The aims of such proposals are generally stated to be to curb excessive speculation and increase transparency and accountability in the commodities markets, including the oil and gas markets. For example, previous proposals would prohibit private and public pension funds with more than $500 million in assets from investing in agricultural and energy commodities traded on a U.S. futures exchange, foreign exchange or OTC, would direct the CFTC to establish total limits on the share of the commodity market held by financial investors and/or would direct the CFTC to impose speculative-position limits on any stakes not related to real hedging activities. The various bills and proposals could result in establishment of speculative position limits for trading that does not involve physical delivery of a commodity, regulation of speculation via unregulated foreign exchanges, and enhanced recordkeeping and information collection requirements. If proposals such as these were to be enacted into law as previously proposed, it could negatively impact the ability of investors to invest in the Funds and, consequently, for the Sponsor to manage the Funds.

Description of the Dow Jones—UBS Commodity Index SM and Sub-Indexes

Overview of the Dow Jones—UBS Family of Indices

The Dow Jones—UBS Commodity IndexSM (the “Dow Jones—UBS”) is designed to be a highly liquid and diversified benchmark for the commodity futures market. The Dow Jones—UBS is composed of futures contracts on nineteen physical commodities. Unlike equities, which entitle the holder to a continuing stake in a corporation, commodity futures contracts specify a delivery date for the underlying physical commodity. In order to avoid delivery and maintain a long futures position, nearby contracts must be sold and contracts that have not yet reached the delivery period must be purchased. This process is known as “rolling” a futures position. The Dow Jones—UBS is a “rolling index” which means that the Dow Jones—UBS Index does not take actual physical possession of the commodities it tracks, rather it purchases futures contracts of a commodity and as the time for the contract becomes due it sells those contracts and purchases new futures contracts that have not yet reached their delivery period.

The Dow Jones—UBS is comprised of commodities in eight different sectors including, petroleum, natural gas, livestock, grains, industrial metals, precious metals, softs and vegetable oils. These eight sectors track futures contracts prices of nineteen specific commodities such as natural gas, crude oil, unleaded gasoline, heating oil, live cattle, lean hogs, wheat, corn, soybeans, soybean oil, aluminum, copper, zinc, nickel, gold, silver, sugar, cotton and coffee. The Dow Jones—UBS is designed to minimize concentration in any one commodity or sector. No single commodity may constitute less than 2% or more than 15% of the index. No related group of commodities (e.g., energy, precious metals, livestock or grains) may constitute more than 33% of the index as of the annual reweightings of the components. The Dow Jones—UBS family of indices also includes eight sub-indices that group commodities based on type, as well as single commodity sub-indices representing each of the nineteen commodities that are currently tracked by the Dow Jones—UBS.

To determine its component weightings, the Dow Jones—UBS relies primarily on liquidity data, or the relative amount of trading activity of a particular commodity. Liquidity is an important indicator of the value placed on a commodity by financial and physical market participants. The index also relies to a lesser extent on dollar-adjusted production data. The index thus relies on data that is endogenous to the futures markets (liquidity) and exogenous to the futures markets (production) in determining relative weightings. All data used in both the liquidity and production calculations is averaged over a five-year period.

In consultation with the DJ—UBS Commodity Index Advisory Committee, the DJ—UBS Commodity Index Supervisory Committee meets annually to determine the composition of the index in accordance with the rules established in the DJ-UBSCI Handbook. The Supervisory Committee consists of employees of UBS Securities LLC and Dow Jones. DJ—UBS Commodity Index Advisory Committee members are drawn from the academic, financial and legal communities.

The Dow Jones—UBS is composed of commodities traded on U.S. exchanges, with the exception of aluminum, nickel and zinc, which trade on the London Metal Exchange (“LME”). Trading hours for the U.S. commodity exchanges are between 8:00 A.M. and 3:00 P.M. (Eastern Time). The Dow Jones—UBS ER contract trades exclusively on the CBOT’s electronic trading platform. The new Dow Jones—UBS ER futures contract will trade exclusively on the Exchange’s premier electronic trading platform, e-cbot®, from 8:15 A.M. – 1:30 P.M. Central Time, Monday through Friday. A daily settlement price for the index is published at approximately 5:00 P.M. (Eastern Time).

The Dow Jones—UBS is designed to provide:

•	Weightings that reflect economic significance

•	Diversification

•	Low volatility

•	Annual reweighting and rebalancing

•	Liquidity

Dow Jones—UBS Commodity IndexSM

ProShares Ultra DJ-UBS Commodity and ProShares UltraShort DJ-UBS Commodity are designed to track a multiple or an inverse multiple of the daily performance of Dow Jones—UBS Commodity Index.SM. The Dow Jones-UBS Commodity Index is a proprietary index that UBS Securities LLC (successor to AIG Financial Products Corp.) developed and that Dow Jones, in conjunction with UBS Securities LLC, calculates. The methodology for determining the composition and weighting of the Index and for calculating its level is subject to modification by the Sponsors any time. Dow Jones disseminates the Index level at least every 15 seconds from 8:00 A.M. to 3:00 P.M. (Eastern Time), and publishes a daily Index level at approximately 5:00 p.m. (Eastern Time), each business day on its website at http://www.djindexes.com and on other major market data vendors.

The Index is re-weighted and rebalanced each year in January on a price-percentage basis. The annual weightings for the Index are determined each year in June or July by UBS Securities LLC and Dow Jones under the supervision of the Dow Jones-UBS Commodity Index Oversight Committee (the “Oversight Committee”), announced after approval by the Committee and implemented the following January.

The Index is designed to track rolling futures positions in a diversified basket of 19 exchange-traded futures contracts on physical commodities. The 19 physical commodities selected for 2009 are natural gas, crude oil, unleaded gasoline, heating oil, live cattle, lean hogs, wheat, corn, soybeans, soybean oil, aluminum, copper, zinc, nickel, gold, silver, sugar, cotton and coffee.

The Index tracks what is known as a rolling futures position, which is a position where, on a periodic basis, futures contracts on physical commodities specifying delivery on a nearby date must be sold and futures contracts on physical commodities that have not yet reached the delivery period must be purchased. An investor with a rolling futures position is able to avoid delivering underlying physical commodities while maintaining exposure to those commodities. The rollover for each Index component occurs over a period of five Dow Jones-UBS business days each month according to a pre-determined schedule. The Index will reflect the performance of its underlying commodities, including roll costs, without regard to income earned on cash positions.

The Dow Jones-UBS Commodity Index is intended to reflect the overall commodity sector. The Index tracks 19 commodities from eight broad sectors such as petroleum, natural gas, livestock, grains, industrial metals, precious metals, softs and vegetable oil. The Index is composed of notional amounts of the futures contracts for each of the Index commodities with the weighting of each commodity broadly based in proportion to historical levels of the world’s production and supplies of such Index commodity. As of the date of the filing of this Annual Report on Form 10-K, the Dow Jones-UBS Commodity Index is the basis for a listed and traded futures contract on the CBOT. Futures contracts on the Index commodities currently trade on U.S. futures exchanges, with the exception of aluminum, nickel and zinc, which trade on the LME.

Dow Jones—UBS Crude Oil Sub-IndexSM

ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort DJ-UBS Crude Oil are designed to track a multiple or an inverse multiple of the daily performance of Dow Jones—UBS Crude Oil Sub-IndexSM. The Dow Jones-UBS Crude Oil Sub-IndexSM is intended to reflect the performance of crude oil as measured by the price of futures contracts of sweet, light crude oil traded on the NYMEX, including roll costs, without regard to income earned on cash positions. Crude oil is the world’s most actively traded commodity and may experience significant volatility. The price of crude oil is established by the supply and demand conditions in the global market overall, and more particularly, in the main refining centers of Singapore, Northwest Europe, and the U.S. Gulf Coast. Demand for petroleum products by consumers, as well as agricultural, manufacturing and transportation industries, determines demand for crude oil by refiners. Since the precursors of product demand are linked to economic activity, crude oil demand will tend to reflect economic conditions. However, other factors such as weather also influence product and crude oil demand. The Index will reflect the performance of its underlying commodities, including roll costs, without regard to income earned on cash positions.

Information About the Index Licensor

“Dow Jones,” “UBS®,” “Dow Jones—UBS Commodity IndexSM,” “Dow Jones—UBS Crude Oil Sub-IndexSM,” and “DJ-UBSSM” are service marks of Dow Jones & Company, Inc. and UBS Securities LLC, as the case may be, and have been licensed for use for certain purposes by the Trust (“Licensee”). Dow Jones—UBS Commodity IndexSM and Dow Jones—UBS Crude Oil Sub-IndexSM are collectively referred to as the Indexes.

The Funds are not sponsored, endorsed, sold or promoted by Dow Jones & Company, Inc. (“Dow Jones”) or UBS Securities LLC or any of their subsidiaries or affiliates. None of Dow Jones, UBS Securities LLC or any of their subsidiaries or affiliates makes any representation or warranty, express or implied, to the owners of or counterparts to the Funds or any member of the public regarding the advisability of investing in securities or commodities generally or in the Funds particularly. The only relationship of Dow Jones, UBS Securities LLC or any of their subsidiaries or affiliates to the Licensee is the licensing of certain trademarks, trade names and service marks and of the Indexes, which are determined, composed and calculated by Dow Jones in conjunction with UBS Securities LLC regard to the Licensee or the Funds. Dow Jones and UBS Securities LLC have no obligation to take the needs of the Licensee or the shareholders of the Funds into consideration in determining, composing or calculating the Indexes. None of Dow Jones, UBS Securities LLC or any of their respective subsidiaries or affiliates is responsible for or has participated in the determination of the timing of, prices at, or quantities of the shares of the Funds that have been or are to be issued or in the determination or calculation of the equation by which the shares of the Funds are converted into cash. None of Dow Jones, UBS Securities LLC or any of their subsidiaries or affiliates shall have any obligation or liability, including, without limitation, to Fund shareholders, in connection with the administration, marketing or trading of the Funds. In addition, UBS Securities LLC and its subsidiaries and affiliates actively trade commodities, commodity indexes and commodity futures (including the Indexes), as well as swaps, options and derivatives which are linked to the performance of such commodities, commodity indexes and commodity futures. It is possible that this trading activity will affect the value of the Dow Jones-UBS Commodity IndexSM, and Fund shares.

Fund shareholders should not conclude that the inclusion of a futures contract in the Dow Jones-UBS Commodity IndexSM is any form of investment recommendation of the futures contract or the underlying exchange-traded physical commodity by Dow Jones, UBS Securities LLC or any of their subsidiaries or affiliates. The information in this Annual Report on Form 10-K regarding the Index components has been derived solely from publicly available documents. None of Dow Jones, UBS Securities LLC or any of their subsidiaries or affiliates has made any due diligence inquiries with respect to the Dow Jones-UBS Commodity IndexSM components in connection with Funds. None of Dow Jones, UBS Securities LLC or any of their subsidiaries or affiliates makes any representation that these publicly available documents or any other publicly available information regarding the Index components, including without limitation a description of factors that affect the prices of such components, are accurate or complete.

NONE OF DOW JONES, UBS SECURITIES LLC OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES GUARANTEES THE ACCURACY AND/OR THE COMPLETENESS OF THE INDEXES OR ANY DATA INCLUDED THEREIN AND NONE OF DOW JONES, UBS SECURITIES LLC OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES SHALL HAVE ANY LIABILITY FOR ANY ERRORS, OMISSIONS, OR INTERRUPTIONS THEREIN. NONE OF DOW JONES, UBS SECURITIES LLC OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES MAKES ANY WARRANTY, EXPRESS OR IMPLIED, AS TO RESULTS TO BE OBTAINED BY THE LICENSEE, FUND SHAREHOLDERS, OR ANY OTHER PERSON OR ENTITY FROM THE USE OF THE INDEXES OR ANY DATA INCLUDED THEREIN. NONE OF DOW JONES, UBS SECURITIES LLC OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES MAKES ANY EXPRESS OR IMPLIED WARRANTIES, AND EXPRESSLY DISCLAIMS ALL WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE WITH RESPECT TO THE INDEXES OR ANY DATA INCLUDED THEREIN. WITHOUT LIMITING ANY OF THE FOREGOING, IN NO EVENT SHALL DOW JONES, UBS SECURITIES LLC OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES HAVE ANY LIABILITY FOR ANY LOST PROFITS OR INDIRECT, PUNITIVE, SPECIAL OR CONSEQUENTIAL DAMAGES OR LOSSES, EVEN IF NOTIFIED OF THE POSSIBILITY THEREOF. THERE ARE NO THIRD PARTY BENEFICIARIES OF ANY AGREEMENTS OR ARRANGEMENTS AMONG DOW JONES, UBS SECURITIES LLC AND THE LICENSEE.

Description of the Commodity Benchmarks

Gold

ProShares Ultra Gold and ProShares UltraShort Gold are designed to track a multiple or an inverse multiple of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. The Funds do not directly or physically hold the underlying gold, but instead, seek exposure to gold through the use of Financial Instruments whose value is based on the underlying price of gold to pursue their investment objective. The benchmark price of gold is the U.S. Dollar price of gold bullion as measured by the London afternoon fixing price per troy ounce of unallocated gold bullion for delivery in London through a member of the London Bullion Market Association (“LBMA”) authorized to effect such delivery.

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

Silver

ProShares Ultra Silver and ProShares UltraShort Silver are designed to track a multiple or an inverse multiple of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The Funds do not directly or physically hold the underlying silver, but instead seek exposure to silver through the use of Financial Instruments whose value is based on the underlying price of silver to pursue their investment objective. The benchmark price of silver is the U.S. Dollar price of silver bullion as measured by the London fixing price per troy ounce of unallocated silver bullion for delivery in London through a member of the LBMA authorized to effect such delivery.

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

Description of the Currencies Benchmarks

ProShares Ultra Euro, ProShares Ultra Yen, ProShares UltraShort Euro and ProShares UltraShort Yen are designed to track a multiple or an inverse multiple of the daily performance of the applicable currency as measured by the U.S. Dollar. These Funds use the 4:00 P.M. (Eastern Time) spot prices of the Euro and Japanese yen exchange rates as provided by Reuters, expressed in terms of U.S. Dollars per unit of foreign currency, as the basis for the spot prices of the underlying benchmark. A Currency Fund does not necessarily directly or physically hold the underlying currency and may instead seek exposure through the use of Financial Instruments whose value is based on the price of the underlying currency to pursue its investment objective.

Euro

ProShares Ultra Euro and ProShares UltraShort Euro are designed to track a multiple or an inverse multiple of the daily performance of the Euro spot price versus the U.S. Dollar. These Funds use the 4:00 P.M. (Eastern Time) Euro exchange rate as provided by Reuters, expressed in terms of U.S. Dollars per unit of foreign currency, as the basis for the underlying benchmark.

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

At its inception on January 1, 1999, the Euro was launched as an electronic currency used by banks, foreign exchange dealers and stock markets. In 2002, the Euro became cash currency for approximately 300 million citizens of 12 European countries. On May 1, 2004, ten additional countries joined the European Union, of which four have adopted the Euro as their national currency. These countries are Cyprus, Malta, Slovakia and Slovenia.

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

Japanese Yen

ProShares Ultra Yen and ProShares UltraShort Yen are designed to track a multiple or an inverse multiple of the daily performance of the Yen spot price versus the U.S. Dollar. These Funds use the 4:00 p.m. (Eastern Time) Yen exchange rate as provided by Reuters, expressed in terms of U.S. Dollars per unit of foreign currency, as the basis for the underlying benchmark.

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

Authorized Participants pay a fixed transaction fee of $500 in connection with each order to create or redeem a Creation Unit of Shares in order to compensate Brown Brothers Harriman & Co. (“BBH&Co.”) for services in processing the creation and redemption of Creation Units and to offset the costs of increasing or decreasing derivative positions. Authorized Participants may pay a variable transaction fee of up to 0.10% of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of transaction fee. The variable transaction fee is 0.022% for the Commodity Funds and Commodity Index Funds and 0.0% for the Currency Funds. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors.

The form of Authorized Participant Agreement and the related Authorized Participant Handbook set forth the procedures for the creation and redemption of Creation Units and for the payment of cash required for such creations and redemptions. The Sponsor may delegate its duties and obligations under the form of Authorized Participant Agreement to SEI Investments Distribution Co. (“SEI”) or BBH&Co., in its capacity as the Administrator, without consent from any shareholder or Authorized Participant. The form of Authorized Participant Agreement and the related procedures attached thereto may be amended by the Sponsor without the consent of any shareholder or Authorized Participant. Authorized Participants who purchase Creation Units from a Fund receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Fund, and no such person has any obligation or responsibility to the Sponsor or the Fund to effect any sale or resale of Shares.

Authorized Participants are cautioned that some of their activities may result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus delivery and liability provisions of the Securities Act of 1933, as amended (the “1933 Act”).

Each Authorized Participant is registered as a broker-dealer under the 1934 Act and regulated by Financial Industry Regulatory Authority (“FINRA”), or exempt from being, or otherwise not required to be, so regulated or registered, and must be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may be regulated under federal and state banking laws and regulations. Each Authorized Participant must have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Authorized Participants may act for their own accounts or as agents for broker -dealers, custodians and other securities market participants that wish to create or redeem Creation Units.

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

Creation Procedures

On any Business Day, an Authorized Participant may place an order with the Distributor to create one or more Creation Units. For purposes of processing both purchase and redemption orders, a “Business Day” means any day other than a day when any of the NYSE Arca, the New York Stock Exchange (the “NYSE”), and as applicable to the underlying benchmark, the CME, the CBOT, the ICE/NYBOT, the LME or the NYMEX/COMEX is closed for regular trading. Purchase orders must be placed one hour prior to the earliest applicable closing time of the exchange upon which a benchmarked commodity or component of an index trades or upon the platform which a currency is valued. If a purchase order is received prior to the applicable cut-off time, the day on which SEI receives a valid purchase order is the purchase order date. If the purchase order is received after the applicable cut-off time, the purchase order date will be the next day. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of such Creation Units, an Authorized Participant’s DTC account will be charged the nonrefundable transaction fee due for the purchase order.

Determination of Required Payment

The total payment required to create each Creation Unit is the NAV of 50,000 Shares of the applicable Fund on the purchase order date plus the applicable transaction fee. Authorized Participants have a cut-off as shown in the table below.

Underlying Benchmark	Create/Redeem Cutoff	NAV Calculation Time
Silver	6:00 A.M. (Eastern Time)	7:00 A.M. (Eastern Time)*
Gold	9:00 A.M. (Eastern Time)	10:00 A.M. (Eastern Time)*
DJ-UBS Commodity	10:45 A.M. (Eastern Time)	2:30 P.M. (Eastern Time)
DJ-UBS Crude Oil	1:30 P.M. (Eastern Time)	2:30 P.M. (Eastern Time)
Euro	3:00 P.M. (Eastern Time)	4:00 P.M. (Eastern Time)
Yen	3:00 P.M. (Eastern Time)	4:00 P.M. (Eastern Time)

*	For Silver and Gold, this time may vary due to differences in when daylight savings time is effective between London and New York. The actual times equate to noon London time for Silver and 3:00 P.M. London time for Gold.

Delivery of Cash

Cash required for settlement will typically be transferred to the Custodian either: (i) through the Continuous Net Settlement (“CNS”) clearing process of the National Securities Clearing Corporation (“NSCC”), as such processes have been enhanced to effect creations and redemptions of Creation Units; or (ii) will settle outside the CNS clearing process (i.e., through the facilities of DTC on a Delivery vs. Payment basis). If the Custodian does not receive the cash by the market close on the third (3rd) Business Day following the purchase order date (T+3), such order may be charged interest for delayed settlement or cancelled. In the event a purchase order is cancelled, the Authorized Participant will be responsible for reimbursing the Fund for all costs associated with cancelling the order including costs for repositioning the portfolio. At its sole discretion, the Sponsor may agree to a delivery date other than T+3. The Creation Unit will be delivered to the Authorized Participant upon the Custodian’s receipt of the purchase amount.

Suspension or Rejection of Purchase Orders

In respect of any Fund, the Sponsor may, in its discretion, suspend the right of repurchase, or postpone the purchase settlement date: (i) for any period during which any of the NYSE Arca, NYSE, CME, CBOT,

ICE/NYBOT, LME or NYMEX/COMEX is closed other than for customary holidays or weekend closings or when trading is suspended or restricted on such exchanges in any of the underlying commodities; (ii) for any period during which an emergency exists as a result of which the fulfillment of a purchase order is not reasonably practicable; or (iii) for such other period as the Sponsor determines to be necessary for the protection of the shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

By placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the applicable Fund not later than noon (Eastern Time), on the third (3rd) Business Day immediately following the redemption order date (T+3). By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant must wire to the Custodian the non-refundable transaction fee due for the redemption order or any proceeds due will be reduced by the amount of the fee payable. At its sole discretion, the Sponsor may agree to a delivery date other than T+3.

Determination of Redemption Proceeds

The redemption proceeds from a Fund consist of the cash redemption amount. The cash redemption amount is equal to the NAV of the number of Creation Unit(s) of such Fund requested in the Authorized Participant’s redemption order as of the time of the calculation of such Fund’s NAV on the redemption order date, less transaction fees.

Delivery of Redemption Proceeds

The redemption proceeds due from a Fund are delivered to the Authorized Participant at noon (Eastern Time), on the third (3rd) Business Day immediately following the redemption order date if, by such time on such Business Day immediately following the redemption order date, the Fund’s DTC account has been credited with the Creation Units to be redeemed. The fund should be credited either: (i) through the CNS clearing process of NSCC, as such processes have been enhanced to effect creations and redemptions of Creation Units; or (ii) will settle outside the CNS clearing process (i.e., through the facilities of DTC on a Delivery vs. Payment basis). If the Fund’s DTC account has not been credited with all of the Creation Units to be redeemed by such time, the redemption distribution is delivered to the extent of whole Creation Units received. Any remainder of the redemption distribution is delivered on the next Business Day to the extent of remaining whole Creation Units received if the Sponsor receives the fee applicable to the extension of the redemption distribution date which the Sponsor may, from time-to-time, determine and the remaining Creation Units to be redeemed are credited to the Fund’s DTC account by noon (Eastern Time), on such next Business Day. Any further outstanding amount of the redemption order may be cancelled. The Authorized Participant will be responsible for reimbursing the Fund for all costs associated with canceling the order including costs for repositioning the portfolio.

The Sponsor is also authorized to deliver the redemption distribution notwithstanding that the Creation Units to be redeemed are not credited to the Fund’s DTC account by noon (Eastern Time), on the third (3rd) Business Day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Creation Units through DTC’s book-entry system on such terms as the Sponsor may determine from time-to-time.

Suspension or Rejection of Redemption Orders

In respect of any Fund, the Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (i) for any period during which any of the NYSE Arca, NYSE, CME, CBOT, ICE/NYBOT, LME or NYMEX/COMEX is closed other than for customary holidays or weekend closings or when trading is suspended or restricted on such exchanges in any of the underlying commodities; (ii) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable; or (iii) for such other period as the Sponsor determines to be necessary for the protection of the shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Sponsor will reject a redemption order if the order is not in proper form as described in the form of Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.

Creation and Redemption Transaction Fee

To compensate BBH for services in processing the creation and redemption of Creation Units and to offset some or all of the costs of increasing or decreasing derivative positions, an Authorized Participant is required to pay a fixed transaction fee of $500 per order to create or redeem Creation Units and a variable transaction fee of up to 0.10% of the value of a Creation Unit. The variable transaction fee is 0.022% for the Commodity Funds and Commodity Index Funds and 0.0% for the Currency Funds. An order may include multiple Creation Units. The transaction fee may be reduced, increased or otherwise changed by the Sponsor.

Special Settlement

The Sponsor may allow for early settlement of purchase or redemption orders. Such arrangements may result in additional charges to the Authorized Participant.

NAV

The NAV in respect of a Fund, means the total assets of the Fund including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of such Fund, each determined on the basis of generally accepted accounting principles in the United States, consistently applied under the accrual method of accounting. In particular, NAV includes any unrealized profit or loss on open swaps and futures contracts, and any other credit or debit accruing to a Fund but unpaid or not received by a Fund. The NAV per Share of each Fund is computed by dividing the value of the net assets of such Fund (i.e., the value of its total assets less total liabilities) by its total number of Shares outstanding. Expenses and fees are accrued daily and taken into account for purposes of determining NAV.

Fund	NAV Calculation Time
ProShares Ultra Silver	7:00 A.M. (Eastern Time)*
ProShares UltraShort Silver
ProShares Ultra Gold	10:00 A.M. (Eastern Time)*
ProShares UltraShort Gold
ProShares Ultra DJ-UBS Commodity	2:30 P.M. (Eastern Time)
ProShares UltraShort DJ-UBS Commodity
ProShares Ultra DJ-UBS Crude Oil	2:30 P.M. (Eastern Time)
ProShares UltraShort DJ-UBS Crude Oil
ProShares Ultra Euro	4:00 P.M. (Eastern Time)
ProShares UltraShort Euro
ProShares Ultra Yen	4:00 P.M. (Eastern Time)
ProShares UltraShort Yen

*	For Silver and Gold, this time may vary due to differences in when daylight savings time is effective between London and New York. The actual times equate to noon London time for Silver and 3:00 P.M. London time for Gold.

In calculating the indicative NAV of a Commodity Index Fund, the settlement value of a Commodity Index Funds’ swap agreements or forward contracts, as applicable, is determined by applying the then-current disseminated value for the applicable Dow Jones—UBS sub-index to the terms of such Commodity Index Funds’ swap agreements. In calculating the indicative NAV of a Commodity Fund or a Currency Fund, the settlement value of the Fund’s swap agreements or forward contracts, as applicable, is determined by applying the then-current disseminated values for the applicable benchmark to the terms of such Fund’s swap agreements or forward contracts. However, in the event that an underlying commodity is not trading due to the operation of daily limits or otherwise, the Sponsor may in its sole discretion choose to fair value the index level in order to value the Fund’s swap and forward agreements for purposes of NAV calculation.

All open futures contracts traded on a United States exchange are calculated at their then current market value, which is based upon the settlement price (for Funds benchmarked to the Dow Jones-UBS Crude Oil Sub-IndexSM and the Dow Jones-UBS Commodity IndexSM) or the last traded price before the NAV time (for Funds benchmarked to the London silver fix, the London PM gold fix, the Yen/USD and the Euro/USD), for that particular futures contract traded on the applicable United States exchange on the date with respect to which NAV is being determined; provided, that if a futures contract traded on a United States exchange could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. The current market value of all open futures contracts traded on a non-United States exchange, to the extent applicable, are based upon the settlement price for that particular futures contract traded on the applicable non-United States exchange on the date with respect to which NAV is being determined; provided further, that if a futures contract traded on a non-United States exchange, to the extent applicable, could not be liquidated on such day, due to the operation of daily limits (if applicable) or other rules of the exchange upon which that position is traded or otherwise, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. The Sponsor may in its sole discretion (and under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or manmade disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of a Fund pursuant to such other principles as the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. The amount of any distribution will be a liability of such Fund from the day when the distribution is declared until it is paid.

Indicative Optimized Portfolio Value (“IOPV”)

The IOPV is an indicator of the value of the Financial Instruments and cash and receivables less liabilities of a Fund at the time the IOPV is disseminated. The NYSE Arca calculates and disseminates every 15 seconds throughout the trading day an updated IOPV. The IOPV is calculated by the NYSE Arca using the prior day’s closing net assets of the Fund as a base and updating throughout the trading day changes in the value of swap agreements, futures contracts and forward contracts held by the Fund. The IOPV should not be viewed as an actual real time update of the NAV because NAV is calculated only once at the end of each trading day. The IOPV also should not be viewed as a precise value of the Shares.

The NYSE Arca disseminates the IOPV. In addition, the IOPV is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the IOPV provides additional information that is not otherwise available to the public and may be useful to investors and market professionals in connection with the trading of Shares. Investors and market professionals are able throughout the trading day to compare the market price of a Fund and the IOPV. If the market price of Shares diverges significantly from the IOPV, market professionals may have an incentive to execute arbitrage trades. Such arbitrage trades can tighten the tracking between the market price of a Fund and the IOPV and thus can be beneficial to all market participants.

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

Fund	Ticker Symbol
ProShares Ultra DJ-UBS Commodity	UCD
ProShares UltraShort DJ-UBS Commodity	CMD
ProShares Ultra DJ-UBS Crude Oil	UCO
ProShares UltraShort DJ-UBS Crude Oil	SCO
ProShares Ultra Gold	UGL
ProShares UltraShort Gold	GLL
ProShares Ultra Silver	AGQ
ProShares UltraShort Silver	ZSL
ProShares Ultra Euro	ULE
ProShares UltraShort Euro	EUO
ProShares Ultra Yen	YCL
ProShares UltraShort Yen	YCS

Secondary market purchases and sales of Shares are subject to ordinary brokerage commissions and charges. The Shares of each Fund trade on the NYSE Arca, like any other exchange-listed security.

Fees and Expenses

Organization and Offering Expenses

The Trust has paid expenses incurred in connection with organizing each Fund and the initial offering of each Fund’s Shares, and the Sponsor did not charge its fee in the first year of operations of each Fund in an amount equal to the organization and offering expenses. The Sponsor reimbursed each Fund to the extent that its organizational and offering costs exceeded 0.95% of its average daily NAV for the first year of operations. Normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund are paid by the Sponsor.

Organization and offering expenses mean those expenses incurred in connection with the Trust’s formation, the qualification and registration of the Shares of each Fund and in offering, distributing and processing the Shares of each Fund under applicable federal law, and any other expenses actually incurred and, directly or indirectly, related to the organization of each offering of the Shares of such Fund, including, but not limited to, expenses such as:

•	initial SEC registration fees and SEC and FINRA filing fees;

•	costs of preparing, printing (including typesetting), amending, supplementing, mailing and distributing the Trust’s Registration Statements, the exhibits thereto and the related prospectuses;

•	the costs of qualifying, printing (including typesetting), amending, supplementing and mailing sales materials used in connection with the offering and issuance of the Shares; and

•	accounting, auditing and legal fees (including disbursements related thereto) incurred in connection therewith.

Management Fee

Each Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund to the extent that such amounts cumulatively exceeded the organizational and offering costs incurred by the Fund. No other management fee is paid by the Funds. The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Funds that the Sponsor pays directly.

Licensing Fee

The Sponsor pays Dow Jones—UBS a licensing fee for each Dow Jones—UBS sub-index used as a benchmark for a Commodity Index Fund.

Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor pays all of the routine operational, administrative and other ordinary expenses of each Fund, generally, as determined by the Sponsor, including, but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent and DOW-UBS, accounting and audit fees and expenses, tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding .021% per annum of the NAV of a Fund, FINRA filing fees, individual K-1 preparation and mailing fees not exceeding .10% per annum of the NAV of a Fund, and report preparation and mailing expenses.

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

Other Transaction Costs

The Funds bear other transaction costs including the effects of trading spreads and financing costs associated with the use of Financial Instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund).

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

The success of the Funds depends on a number of conditions that are beyond the control of the Funds. There is risk that the investment objectives of the Funds will not be met. The Sponsor has a relatively short history managing publicly offered commodity pools. If the experience of the Sponsor and its principals is not adequate or suitable to manage investment vehicles such as the Funds, the operations of the Funds may be adversely affected.

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

While the Funds do not expect that their daily returns will deviate adversely from their respective daily investment objectives, several factors may affect their ability to achieve this correlation. Among these factors are: (1) a Fund’s expenses, including fees, transaction costs and the cost of the investment techniques employed by that Fund (such as costs related to the purchase, sale and storage of the commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by a Fund); (2) less than all of the commodities in the relevant benchmark index being held by a Commodity Index Fund or its weighting of investment exposure to such commodities being different from that of the relevant benchmark index; (3) an imperfect correlation between the performance of instruments held by a Fund, such as swaps, futures contracts and/or forward contracts, and the performance of the applicable underlying commodities indices, commodities or currencies in the cash market; (4) bid-ask spreads; (5) holding instruments traded in a market that has become illiquid or disrupted; (6) a Fund’s share prices being rounded to the nearest cent; (7) changes to a benchmark index that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions.

Over time, the cumulative percentage increase or decrease in the NAV of the Shares of a Fund may diverge significantly from a multiple or inverse multiple of the cumulative percentage decrease or increase in the relevant benchmark due to the risks associated with the use of leverage, correlation risk and compounding risk.

Each of the Funds use investment techniques that may be considered aggressive, including the use of futures contracts, options on futures contracts, securities and indexes, forward contracts, swap agreements and similar instruments. The Funds’ investment in Financial Instruments may involve a small investment relative to the amount of investment exposure assumed and may result in losses exceeding the amounts invested. Such instruments, particularly when used to create leverage, may expose the Funds to potentially dramatic changes (losses or gains) in the value of the instruments and imperfect correlation between the value of the instruments and the security or index. The use of aggressive investment techniques also exposes the Funds to risks different from, or possibly greater than, the risks associated with investing directly in securities contained in an index underlying a Fund’s benchmark, including: (1) the risk that there may be imperfect correlation between the price of Financial Instruments and movements in the prices of the underlying securities; (2) the risk that a Financial Instrument is mispriced; (3) credit or counterparty risk on the amount the Fund expects to receive from a counterparty; (4) the risk that securities prices, interest rates and currency markets will move adversely and the Fund will incur significant losses; (5) the risk that the cost of holding a Financial Instrument might exceed its total return; (6) the risk of the Fund not achieving its daily investment objective will be more acute when the index to which a Fund is benchmarked has an extreme one-day move approaching 50% and (7) the possible absence of a liquid secondary market for any particular Financial Instrument and/or possible exchange-imposed price fluctuation limits, which may make it difficult or impossible to adjust a Fund’s position in a particular Financial Instrument when desired.

A number of factors may affect a Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that a Fund will achieve a high degree of correlation. Failure to achieve a high degree of correlation may prevent a Fund from achieving its investment objective. A number of factors may adversely affect a Fund’s correlation with its benchmark, including fees, expenses, transaction costs, costs and risks associated with the use of leveraged investment techniques, income items, accounting standards and disruptions or illiquidity in the markets for the securities or Financial Instruments in which a Fund invests. A Fund may not have investment exposure to all securities in its underlying benchmark index, or its weighting of investment exposure to such stocks or industries may be different from that of the index. In addition, a Fund may invest in securities or Financial Instruments not included in the index underlying its benchmark. A Fund may be subject to large movements of assets into and out of the Fund, potentially resulting in the Fund being over- or under-exposed to its benchmark. Activities surrounding annual index reconstitutions and other index rebalancing or reconstitution events may hinder a Fund’s ability to meet its daily investment objective on that day. Each Fund seeks to rebalance its portfolio daily to keep leverage consistent with its daily investment objective.

The Funds are “leveraged” funds in the sense that they have investment objectives to match a multiple, the inverse or a multiple of the inverse of the performance of an index on a given day. The Funds are subject to all of the correlation risks described above. In addition, there is a special form of correlation risk that derives from the Funds’ having a single day investment objective in combination with the use of leverage, which is that for periods greater than one day, the effect of compounding may cause the performance of a Fund to be either greater than or less than the index performance (or the inverse of the index performance) times the stated multiple in the Fund objective, before accounting for fees and fund expenses.

The Funds are designed to provide leveraged (e.g. 200%), inverse (e.g. -100%) or inverse leveraged (e.g. -200%) results on a daily basis (before fees and expenses). The Funds, however, are unlikely to provide a simple multiple (e.g., 2x or -2x) or the inverse (e.g., -1x) of an index’s performance over periods longer than one day.

The hypothetical example below illustrates how daily leveraged and short fund returns can behave for periods longer than one day. Take a hypothetical fund XYZ that seeks to double the daily performance of index XYZ. On each day, fund XYZ performs in line with its objective (200% of the index’s daily performance before fees and expenses). Notice that over the entire five-day period, the fund’s total return is considerably less than double that of the period return of the index. For the five-day period, index XYZ gained 5.1% while fund XYZ gained 9.8%. In other scenarios, the return of a daily rebalanced fund could be greater than double the index’s return.

	Index XYZ		Fund XYZ
	Level	Daily Performance	Daily Performance	Net Asset Value
Start	100.0			$100.00
Day 1	103.0	3.0%	6.0%	$106.00
Day 2	99.9	-3.0%	-6.0%	$99.64
Day 3	103.9	4.0%	8.0%	$107.61
Day 4	101.3	-2.5%	-5.0%	$102.23
Day 5	105.1	3.7%	7.4%	$109.80

Total Return	5.1%		9.8%

This effect is caused by compounding, which exists in all investments, but has a more significant impact in a leveraged fund. In general, during periods of higher index volatility, compounding will cause longer term results to be less than two times (or minus two times) the return of the index. This effect becomes more pronounced as volatility increases. Conversely, in periods of lower index volatility, fund returns over longer periods can be higher than two times (or minus two times) the return of the index. Actual results for a particular period, before fees and expenses, are also dependent on the magnitude of the index return in addition to the index volatility. Similar effects exist for Short ProShares.

The graphs that follow illustrate this point. Each of the graphs shows a simulated hypothetical one year performance of an index compared with the performance of a fund that perfectly achieves its investment objective. The graphs demonstrate that, for periods greater than one day, a leveraged fund is likely to underperform or over-perform (but not match) the index performance (or the inverse of the index performance) times the stated multiple in the fund objective. Investors should understand the consequences of holding daily rebalanced funds for periods longer than a single day and should actively monitor their investments. A one year period is used for illustrative purposes only. Deviations from the index return times the fund multiple can occur over periods as short as two days.

To isolate the impact of leverage, these graphs assume a) no dividends paid by the companies included on the index; b) no fund expenses; and c) borrowing/lending rates (to obtain required leverage) of zero percent. If these costs and expenses were included, the fund’s performance would be lower than that shown. Each of the graphs also assumes a volatility rate of 25%, which is an approximate average of the five-year historical volatility rate of the S&P 500® Index, S&P MidCap 400™ Index, Russell 2000® Index, NASDAQ-100® Index and Dow Jones Industrial Average™. An index’s volatility rate is a statistical measure of the magnitude of fluctuations in the returns of an index. Indexes to which the Funds are benchmarked have different historical volatility rates; certain of the Funds’ historical volatility rates are substantially in excess of 25%.

Index	Historical Five- Year Average Volatility Rate
Dow Jones—UBS Commodity IndexSM	21.37%
Dow Jones—UBS Crude Oil Sub-IndexSM	39.19%
Dow Jones—UBS Natural Gas Sub-IndexSM	49.39%
The daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London	22.18%
The daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London	38.58%
The U.S. Dollar price of the Euro	10.08%
The U.S. Dollar price of the Japanese Yen	11.44%

Daily objective leveraged funds if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor and/or periodically rebalance their portfolios. But investors considering these funds should understand that they are designed to provide a positive or negative multiple of an index on a daily basis and not for greater periods of time. As a result, fund returns will not likely be a simple multiple (e.g., 2x or -2x) or the inverse (e.g., -1x) of an index’s return for time periods longer than one day.

Additionally, investors should recognize that the degree of volatility of the underlying index can have a dramatic effect on a fund’s longer-term performance. The greater the volatility, given a particular index return, the greater the downside deviation will be of a fund’s longer-term performance from a simple multiple (e.g., 2x, -2x) or the inverse (e.g., -1x) of its index’s longer-term return. As shown in the first example, it is even possible that a fund may move in opposite direction as the index.

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

Investors may be adversely affected by creation or purchase orders that are subject to postponement, suspension or rejection under certain circumstances.

The Funds may, in their discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which the NYSE Arca, NYSE, CME, CBOT, ICE/NYBOT, LME or NYMEX/COMEX is closed, other than for customary holidays or weekends, or when trading is restricted or suspended or restricted on such exchanges in any of the underlying commodities, (2) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, (3) any period during which the gold bullion U.S. Dollar p.m. fixing price for delivery in London has not been established or (4) such other period as the Sponsor determines to be necessary for the protection of the shareholders of a Fund. In addition, the Funds will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of the applicable Fund declines during the period of delay. The Funds disclaim any liability for any loss or damage that may result from any such suspension or postponement. Suspension of creation privileges may adversely impact how Fund Shares are traded and arbitraged on the Exchange, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

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

•

A significant increase or decrease in commodity hedging activity by commodity producers. Should there be an increase or decrease in the level of hedge activity of commodity producing companies, countries and/or organizations, it could cause a change in world prices of any given commodity, causing the price of Shares based upon a benchmark related to that commodity to be affected.

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

Because liability due to losses will be segregated in each Fund, losses to investors in one Fund will not subject investors in any other fund to such losses.

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

The presence of “contango” in the market prices of benchmark commodity future contracts will generally adversely affect the value of Ultra Funds, and the presence of “backwardation” in the market prices of benchmark commodity future contracts will generally adversely affect the value of UltraShort Funds.

In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in August 2010 may specify an October 2010 expiration. For an Ultra Fund, as that contract nears expiration, it may be replaced by selling the October 2010 contract and purchasing the contract expiring in December 2010. This process is referred to as “rolling”. Rolling may have a positive or negative impact on performance. For example, historically, the prices of crude oil have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the October 2010 contract would take place at a price that is higher than the price at which the December 2010 contract is purchased, thereby creating a gain in connection with rolling. While crude oil has historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (rather than backwardation) in crude oil at the time of rolling would be expected to adversely affect the Dow Jones—UBS Crude Oil Sub IndexSM and thus would adversely affect the value of ProShares Ultra DJ-UBS Crude Oil, which tracks daily changes in the value of the Dow Jones—UBS Crude Oil Sub IndexSM, and positively affect the value of ProShares UltraShort DJ-UBS Crude Oil which tracks daily changes in the value of the Dow Jones—UBS Crude Oil Sub IndexSM. Similarly, the presence of contango in any other relevant benchmarks and related futures contracts of a given Ultra Fund would adversely affect the value of that Ultra Fund and positively affect the value of an UltraShort Fund.

Conversely, gold and silver historically exhibit persistent “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. The presence of backwardation (rather than contango) at the time of rolling in relevant benchmarks of a given UltraShort Fund would be expected to adversely affect the value of that UltraShort Fund which tracks daily changes in the value of the relevant benchmark and positively affect the value of that Ultra Fund which tracks daily changes in the value of the relevant benchmark.

Funds that are designed to track a multiple or inverse multiple of the daily performance of gold or silver bullion (ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver and ProShares UltraShort Silver) do not invest in bullion itself as certain other exchange traded products do. Rather the Funds use Financial Instruments to gain exposure to these precious metals. Not investing directly in bullion may introduce additional tracking error and these Funds are subject to the effects of contango and backwardation described above.

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

A Fund’s exposure to the commodities or currencies markets may subject the Fund to greater volatility than investments in traditional securities. The value of commodity-linked Financial Instruments or currency-linked Financial Instruments may be affected by changes in overall market movements, commodity or currency benchmark, as the case may be, volatility, changes in interest rates, or factors affecting a particular industry, commodity or currency, such as drought, floods, fires, weather, livestock disease, pipeline ruptures or spills, embargoes, tariffs and international economic political and regulatory developments.

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

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE SHARES OF A FUND; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

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

The CFTC has proposed and invited public comment regarding a new rule to implement speculative position limits for futures and options contracts in certain energy commodities, such position limits may apply to traders engaged in trading that is neither for bona fide hedging nor swap dealer risk management purposes. Depending on the outcome of this and any future CFTC rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Funds. For example, if the amended rules are detrimental to a Fund, the Fund’s ability to issue new Creation Units or to reinvest income in additional commodity futures contracts may be limited to the extent these activities would cause the Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the NAV of the Fund. That is, the inability to create additional Creation Units could result in Shares in the Fund trading at a premium or discount to NAV of the Fund.

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

Restrictive proposals aimed at financial speculators in commodities have from time to time been made in the U.S. House of Representatives and the Senate. The aims of such proposals are generally stated to be to curb excessive speculation and increase transparency and accountability in the commodities markets, including the oil and gas markets. For example, previous proposals would prohibit private and public pension funds with more than $500 million in assets from investing in agricultural and energy commodities traded on a U.S. futures exchange, foreign exchange or OTC, would direct the CFTC to establish total limits on the share of the commodity market held by financial investors and/or would direct the CFTC to impose speculative-position limits on any stakes not related to real hedging activities. The various bills and proposals could result in establishment of speculative position limits for trading that does not involve physical delivery of a commodity, regulation of speculation via unregulated foreign exchanges, and enhanced recordkeeping and information collection requirements. If proposals such as these were to be enacted into law as previously proposed, it could negatively impact the ability of investors to invest in the Funds and, consequently, for the Sponsor to manage the Funds.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

As of the date of this annual report, there is no material pending legal proceeding to which the Trust or any Fund is a claimant or defendant or which any of their property is subject.

Item 4.	Submission of Matters to a Vote of Security Holders.

Reserved.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced trading on the NYSE Arca on November 25, 2008. The remaining four Funds, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares UltraShort Gold, commenced trading on the NYSE Arca on December 3, 2008. The following tables set forth the ranges of reported high and low sales prices of each Fund’s Shares as reported on the NYSE Arca for the periods indicated below.

Fiscal Year 2009

Fund	High	Low
ProShares Ultra DJ-UBS Commodity
First Quarter	$25.02	$16.35
Second Quarter	26.44	17.56
Third Quarter	26.63	19.27
Fourth Quarter	28.78	22.56
ProShares UltraShort DJ-UBS Commodity
First Quarter	$33.83	$23.83
Second Quarter	28.99	18.39
Third Quarter	24.64	16.44
Fourth Quarter	19.44	14.31
ProShares Ultra DJ-UBS Crude Oil
First Quarter	$18.65	$5.77
Second Quarter	14.60	6.80
Third Quarter	13.75	9.11
Fourth Quarter	15.00	10.51
ProShares UltraShort DJ-UBS Crude Oil
First Quarter	$59.76	$22.54
Second Quarter	36.17	15.51
Third Quarter	23.75	15.23
Fourth Quarter	17.76	12.25
ProShares Ultra Gold
First Quarter	$40.63	$26.17
Second Quarter	37.80	29.28
Third Quarter	39.60	31.54
Fourth Quarter	55.75	37.71
ProShares UltraShort Gold
First Quarter	$22.62	$14.00
Second Quarter	18.09	13.63
Third Quarter	16.03	12.38
Fourth Quarter	12.94	8.45
ProShares Ultra Silver
First Quarter	$50.85	$25.85
Second Quarter	57.32	32.01
Third Quarter	64.10	33.86
Fourth Quarter	75.57	52.92

Fund	High	Low
ProShares UltraShort Silver
First Quarter	$20.69	$9.82
Second Quarter	13.81	7.04
Third Quarter	10.98	4.94
Fourth Quarter	5.83	3.66
ProShares Ultra Euro
First Quarter	$30.76	$23.39
Second Quarter	30.55	24.73
Third Quarter	32.35	28.37
Fourth Quarter	34.39	29.76
ProShares UltraShort Euro
First Quarter	$25.80	$19.93
Second Quarter	23.79	19.06
Third Quarter	20.35	17.55
Fourth Quarter	20.18	16.20
ProShares Ultra Yen
First Quarter	$30.74	$23.46
Second Quarter	26.38	22.66
Third Quarter	28.62	23.51
Fourth Quarter	33.94	26.41
ProShares UltraShort Yen
First Quarter	$25.68	$19.87
Second Quarter	26.33	22.52
Third Quarter	24.05	19.95
Fourth Quarter	22.40	18.40

Fiscal Year 2008

Fund	High	Low
ProShares Ultra DJ-UBS Commodity
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	$25.45	$18.39
ProShares UltraShort DJ-UBS Commodity
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	$33.38	$24.62
ProShares Ultra DJ-UBS Crude Oil
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	$27.04	$9.75
ProShares UltraShort DJ-UBS Crude Oil
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	$49.98	$23.91

Fund	High	Low
ProShares Ultra Gold
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	$36.10	$22.86
ProShares UltraShort Gold
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	$27.22	$17.86
ProShares Ultra Silver
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	$33.74	$21.60
ProShares UltraShort Silver
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	$29.97	$17.38
ProShares Ultra Euro
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	$31.92	$23.90
ProShares UltraShort Euro
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	$31.20	$19.66
ProShares Ultra Yen
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	$31.02	$27.32
ProShares UltraShort Yen
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	$24.37	$20.30

The approximate number of holders of the Shares of each Fund as of December 31, 2009 was as follows:

Fund	Number of Holders
ProShares Ultra DJ-UBS Commodity	1,249
ProShares UltraShort DJ-UBS Commodity	123
ProShares Ultra DJ-UBS Crude Oil	11,799
ProShares UltraShort DJ-UBS Crude Oil	3,409
ProShares Ultra Gold	353
ProShares UltraShort Gold	6,237

Fund	Number of Holders
ProShares Ultra Silver	210
ProShares UltraShort Silver	2,376
ProShares Ultra Euro	5,419
ProShares UltraShort Euro	3,984
ProShares Ultra Yen	6,880
ProShares UltraShort Yen	4,595

Total:	46,634

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2009. The Funds have no obligation to make periodic distributions to Shareholders.

b)	As described in the Trust’s Registration Statement on Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, its Registration Statement on Form S-1 (No. 333-156888), which was declared effective on February 13, 2009, and its Registration Statement on Form S-3 (No. 333-163511), which was automatically declared effective on December 4, 2009, substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions.

Each Fund continuously offers and redeems its Shares in blocks of 50,000 Shares.

Title of Securities Registered	Amount Registered	Shares Sold For the Three Months Ended December 31, 2009	Sale Price of Shares Sold For the Three Months Ended December 31, 2009	Shares Sold For the Year Ended December 31, 2009	Sale Price of Shares Sold For the Year Ended December 31, 2009
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$1,500,000,000	—	$—	1,200,000	$25,899,594
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	$2,500,000,000	—	$—	200,000	$4,145,511
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest	$7,000,000,000	22,750,000	$269,118,972	127,150,000	$1,254,758,064
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest	$4,500,000,000	6,450,000	$89,398,404	22,000,000	$469,708,747
ProShares Ultra Gold Common Units of Beneficial Interest	$3,000,000,000	900,000	$43,558,992	5,250,000	$193,756,011
ProShares UltraShort Gold Common Units of Beneficial Interest	$3,000,000,000	4,150,000	$39,843,283	9,850,000	$134,255,857
ProShares Ultra Silver Common Units of Beneficial Interest	$2,000,000,000	950,000	$57,446,942	3,500,000	$161,850,670

Title of Securities Registered	Amount Registered	Shares Sold For the Three Months Ended December 31, 2009	Sale Price of Shares Sold For the Three Months Ended December 31, 2009	Shares Sold For the Year Ended December 31, 2009	Sale Price of Shares Sold For the Year Ended December 31, 2009
ProShares UltraShort Silver Common Units of Beneficial Interest	$2,000,000,000	5,000,000	$23,887,658	23,250,000	$178,025,835
ProShares Ultra Euro Common Units of Beneficial Interest	$1,500,000,000	—	$—	150,000	$3,982,252
ProShares UltraShort Euro Common Units of Beneficial Interest	$1,500,000,000	3,250,000	$59,734,281	6,050,000	$123,512,066
ProShares Ultra Yen Common Units of Beneficial Interest	$1,500,000,000	—	$—	100,000	$2,725,367
ProShares UltraShort Yen Common Units of Beneficial Interest	$1,500,000,000	2,050,000	$41,484,414	4,950,000	$110,783,920

Total:	$31,500,000,000	45,500,000	$624,461,712	203,650,000	$2,663,392,660

c)	From October 1, 2009 through December 31, 2009, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Ultra DJ-UBS Commodity
10/01/09 to 10/31/09	—	$—
11/01/09 to 11/30/09	100,000	26.29
12/01/09 to 12/31/09	—	—
ProShares UltraShort DJ-UBS Commodity
10/01/09 to 10/31/09	—	—
11/01/09 to 11/30/09	100,000	15.97
12/01/09 to 12/31/09	—	—
ProShares Ultra DJ-UBS Crude Oil
10/01/09 to 10/31/09	16,100,000	12.54
11/01/09 to 11/30/09	1,500,000	13.74
12/01/09 to 12/31/09	8,750,000	12.44
ProShares UltraShort DJ-UBS Crude Oil
10/01/09 to 10/31/09	700,000	13.58
11/01/09 to 11/30/09	1,750,000	13.54
12/01/09 to 12/31/09	3,450,000	16.04
ProShares Ultra Gold
10/01/09 to 10/31/09	350,000	40.89
11/01/09 to 11/30/09	—	—
12/01/09 to 12/31/09	650,000	46.49
ProShares UltraShort Gold
10/01/09 to 10/31/09	—	—
11/01/09 to 11/30/09	—	—
12/01/09 to 12/31/09	700,000	10.49
ProShares Ultra Silver
10/01/09 to 10/31/09	—	—
11/01/09 to 11/30/09	—	—
12/01/09 to 12/31/09	100,000	60.07

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares UltraShort Silver
10/01/09 to 10/31/09	—	—
11/01/09 to 11/30/09	—	—
12/01/09 to 12/31/09	1,600,000	4.45
ProShares Ultra Euro
10/01/09 to 10/31/09	—	—
11/01/09 to 11/30/09	—	—
12/01/09 to 12/31/09	—	—
ProShares UltraShort Euro
10/01/09 to 10/31/09	—	—
11/01/09 to 11/30/09	—	—
12/01/09 to 12/31/09	—	—
ProShares Ultra Yen
10/01/09 to 10/31/09	—	—
11/01/09 to 11/30/09	—	—
12/01/09 to 12/31/09	—	—
ProShares UltraShort Yen
10/01/09 to 10/31/09	—	—
11/01/09 to 11/30/09	—	—
12/01/09 to 12/31/09	50,000	18.98

Total:	35,900,000	$13.65

Item 6.	Selected Financial Data.

Financial Highlights for the year ended December 31, 2009 and the period ended December 31, 2008 for each Fund are summarized below and should be read in conjunction with the Funds’ audited financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K.

PROSHARES ULTRA DJ-UBS COMMODITY

	Year Ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$19,759,132	$3,367,988
Total shareholders’ equity at end of period	19,743,932	3,325,011
Net investment income (loss)	(159,995)	(2,396)
Net realized and unrealized gain (loss)	5,272,629	(223,668)
Net income (loss)	5,112,634	(226,064)
Net increase (decrease) in net asset value per share	6.05	(2.84)

PROSHARES ULTRASHORT DJ-UBS COMMODITY

	Year Ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$3,143,524	$3,314,130
Total shareholders’ equity at end of period	2,924,426	2,679,883
Net investment income (loss)	(34,690)	(2,783)
Net realized and unrealized gain (loss)	(2,269,710)	181,766
Net income (loss)	(2,304,400)	178,983
Net increase (decrease) in net asset value per share	(12.18)	1.80

PROSHARES ULTRA DJ-UBS CRUDE OIL

	Year Ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$359,277,448	$107,259,658
Total shareholders’ equity at end of period	323,819,670	99,772,943
Net investment income (loss)	(2,745,473)	(40,674)
Net realized and unrealized gain (loss)	126,094,280	9,956,997
Net income (loss)	123,348,807	9,916,323
Net increase (decrease) in net asset value per share	(2.16)	(10.22)

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

	Year Ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$78,978,388	$20,975,904
Total shareholders’ equity at end of period	76,656,626	14,502,399
Net investment income (loss)	(785,316)	(11,201)
Net realized and unrealized gain (loss)	(16,268,045)	(717,759)
Net income (loss)	(17,053,361)	(728,960)
Net increase (decrease) in net asset value per share	(15.31)	4.00

PROSHARES ULTRA GOLD

	Year Ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$168,695,905	$28,531,021
Total shareholders’ equity at end of period	156,476,709	27,736,722
Net investment income (loss)	(1,247,200)	(10,430)
Net realized and unrealized gain (loss)	35,041,207	1,721,234
Net income (loss)	33,794,007	1,710,804
Net increase (decrease) in net asset value per share	13.26	5.82

PROSHARES ULTRASHORT GOLD

	Year Ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$68,671,532	$4,094,070
Total shareholders’ equity at end of period	67,602,811	3,875,093
Net investment income (loss)	(402,783)	(2,370)
Net realized and unrealized gain (loss)	(17,512,830)	(659,607)
Net income (loss)	(17,915,613)	(661,977)
Net increase (decrease) in net asset value per share	(8.89)	(5.63)

PROSHARES ULTRA SILVER

	Year Ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$158,775,881	$10,310,952
Total shareholders’ equity at end of period	145,416,382	10,011,149
Net investment income (loss)	(758,694)	(3,611)
Net realized and unrealized gain (loss)	36,175,592	133,347
Net income (loss)	35,416,898	129,736
Net increase (decrease) in net asset value per share	28.43	3.60

PROSHARES ULTRASHORT SILVER

	Year Ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$68,157,270	$2,062,984
Total shareholders’ equity at end of period	64,516,145	1,960,071
Net investment income (loss)	(388,903)	(1,870)
Net realized and unrealized gain (loss)	(37,791,186)	(583,959)
Net income (loss)	(38,180,089)	(540,829)
Net increase (decrease) in net asset value per share	(14.89)	(5.40)

PROSHARES ULTRA EURO

	Year Ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$7,815,430	$4,569,933
Total shareholders’ equity at end of period	7,531,857	4,386,411
Net investment income (loss)	(60,716)	(2,894)
Net realized and unrealized gain (loss)	562,024	430,635
Net income (loss)	501,308	427,741
Net increase (decrease) in net asset value per share	0.89	4.24

PROSHARES ULTRASHORT EURO

	Year Ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$100,901,360	$7,374,140
Total shareholders’ equity at end of period	100,847,786	7,331,163
Net investment income (loss)	(349,729)	(3,574)
Net realized and unrealized gain (loss)	(8,506,207)	(342,153)
Net income (loss)	(8,855,936)	(345,727)
Net increase (decrease) in net asset value per share	(2.27)	(4.05)

PROSHARES ULTRA YEN

	Year Ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$4,240,477	$3,089,602
Total shareholders’ equity at end of period	3,921,267	2,845,053
Net investment income (loss)	(36,723)	(2,671)
Net realized and unrealized gain (loss)	(356,330)	347,374
Net income (loss)	(393,053)	344,703
Net increase (decrease) in net asset value per share	(2.31)	3.45

PROSHARES ULTRASHORT YEN

	Year Ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$67,536,287	$2,209,595
Total shareholders’ equity at end of period	67,487,917	2,166,617
Net investment income (loss)	(348,942)	(2,148)
Net realized and unrealized gain (loss)	(1,312,337)	(331,585)
Net income (loss)	(1,661,279)	(333,733)
Net increase (decrease) in net asset value per share	(0.24)	(3.34)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this Annual Report on Form 10-K. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor or the Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as expressly required by federal securities laws, none of the Trust, the Sponsor or the Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

As further described in Item 1 of this Annual Report on Form 10-K, each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the inverse (opposite) of the daily performance of its corresponding benchmark. Each Fund generally invests in Financial Instruments (i.e., commodity-based or currency-based instruments whose value is derived from the value of an underlying asset, rate or index) as a substitute for investing directly in a commodity or currency in order to gain exposure to the commodity index, commodity or currency. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results and may include futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and/or used as margin for each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months and year ended December 31, 2009, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended December 31, 2009	Interest Income Year Ended December 31, 2009
ProShares Ultra DJ-UBS Commodity	$906	$4,918
ProShares UltraShort DJ-UBS Commodity	112	822
ProShares Ultra DJ-UBS Crude Oil	17,009	110,254
ProShares UltraShort DJ-UBS Crude Oil	3,727	24,406
ProShares Ultra Gold	12,108	55,592
ProShares UltraShort Gold	3,337	16,787
ProShares Ultra Silver	7,826	28,466
ProShares UltraShort Silver	4,050	15,541
ProShares Ultra Euro	543	2,956
ProShares UltraShort Euro	4,267	23,700
ProShares Ultra Yen	253	1,709
ProShares UltraShort Yen	3,761	25,604

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

Results of Operations for the Three Months Ended December 31, 2009 Compared to the Period Ended December 31, 2008

Since the Funds were conducting operations for only a portion of the three months ended December 31, 2008, the comparison of the results of operations of each Fund for the three months ended December 31, 2008 and 2009 may not be meaningful.

NAV of ProShares Ultra DJ-UBS Commodity

During the three months ended December 31, 2009, the Fund’s NAV increased from $19,356,364 at September 30, 2009 to $19,743,932 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones—UBS Commodity Index. The increase in the Fund’s NAV was offset by a decrease in outstanding Shares, which decreased from 800,014 Shares at September 30, 2009 to 700,014 Shares at December 31, 2009 due to no Shares being created and 100,000 Shares (2 Creation Units) being redeemed during the period. For the three months ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per share NAV increased by 16.57%. During the three months ended December 31, 2009, the benchmark rose by a cumulative 9.01% and had an annualized volatility of 20%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $3,325,011 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 150,014 Shares at December 31, 2008 due to 150,000 Shares (3 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones—UBS Commodity Index. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per share NAV decreased by 11.34%. During the period ended December 31, 2008, the benchmark declined by a cumulative 5.17% and had an annualized volatility of 33%.

NAV of ProShares UltraShort DJ-UBS Commodity

During the three months ended December 31, 2009, the Fund’s NAV decreased from $5,425,641 at September 30, 2009 to $2,924,426 at December 31, 2009. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 300,014 Shares at September 30, 2009 to 200,014 Shares at December 31, 2009 due to no Shares being created and 100,000 Shares (2 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones—UBS Commodity Index. For the three months ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per share NAV decreased by 19.15%. During the three months ended December 31, 2009, the benchmark rose by a cumulative 9.01% and had an annualized volatility of 20%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $2,679,883 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 100,014 Shares at December 31, 2008 due to 100,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones—UBS Commodity Index. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per share NAV increased by 7.18%. During the period ended December 31, 2008, the benchmark index declined by a cumulative 5.17% and had an annualized volatility of 33%.

NAV of ProShares Ultra DJ-UBS Crude Oil

During the three months ended December 31, 2009, the Fund’s NAV decreased from $331,839,940 at September 30, 2009 to $323,819,670 at December 31, 2009. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 29,250,014 Shares at September 30, 2009 to 25,650,014 Shares at December 31, 2009 due to 22,750,000 Shares (455 Creation Units) being created and 26,350,000 Shares (527 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow-Jones—UBS Crude Oil Sub-Index. For the three months ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per share NAV increased by 11.28%. During the three months ended December 31, 2009, the benchmark rose by a cumulative 6.65% and had an annualized volatility of 29%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $99,772,943 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 6,750,014 Shares at December 31, 2008 due to 7,250,000 Shares (145 Creation Units) being created and 500,000 Shares (10 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow-Jones—UBS Crude Oil Sub-Index. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per share NAV decreased by 40.88%. During the period ended December 31, 2008, the benchmark index declined by a cumulative 19.40% and had an annualized volatility of 98%.

NAV of ProShares UltraShort DJ-UBS Crude Oil

During the three months ended December 31, 2009, the Fund’s NAV decreased from $83,569,426 at September 30, 2009 to $76,656,626 at December 31, 2009. The decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow-Jones—UBS Crude Oil Sub-Index. The decrease in the Fund’s NAV was offset by an increase in outstanding Shares, which increased from 5,050,014 Shares at September 30, 2009 to 5,600,014 Shares at December 31, 2009 due to 6,450,000 Shares (129 Creation Units) being created and 5,900,000 Shares (118 Creation Units) being redeemed during the period. For the three months ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per share NAV decreased by 17.28%. During the three months ended December 31, 2009, the benchmark rose by a cumulative 6.65% and had an annualized volatility of 29%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $14,502,399 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 500,014 Shares at December 31, 2008 due to 600,000 Shares (12 Creation Units) being created and 100,000 Shares (2 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones—UBS Crude Oil Sub-Index. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per share NAV increased by 16.02%. During the period ended December 31, 2008, the benchmark index declined by a cumulative 19.40% and had an annualized volatility of 98%.

NAV of ProShares Ultra Gold

During the three months ended December 31, 2009, the Fund’s NAV increased from $137,409,978 at September 30, 2009 to $156,476,709 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease in outstanding Shares, which decreased from 3,650,014 Shares at September 30, 2009 to 3,550,014 Shares at December 31, 2009 due to 900,000 Shares (18 Creation Units) being created and 1,000,000 Shares (20 Creation Units) being redeemed during the period. For the three months ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per share NAV increased by 17.08%. During the three months ended December 31, 2009, the benchmark rose by a cumulative 9.21% and had an annualized volatility of 20%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at December 1, 2008 to $27,736,722 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at December 1, 2008 to 900,014 Shares at December 31, 2008 due to 900,000 Shares (18 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per share NAV increased by 23.27%. During the period ended December 31, 2008, the benchmark index rose by a cumulative 11.79% and had an annualized volatility of 37%.

NAV of ProShares UltraShort Gold

During the three months ended December 31, 2009, the Fund’s NAV increased from $38,866,260 at September 30, 2009 to $67,602,811 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 3,000,014 Shares at September 30, 2009 to

6,450,014 Shares at December 31, 2009 due to 4,150,000 Shares (83 Creation Units) being created and 700,000 Shares (14 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three months ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per share NAV decreased by 19.10%. During the three months ended December 31, 2009, the benchmark rose by a cumulative 9.21% and had an annualized volatility of 20%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at December 1, 2008 to $3,875,093 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at December 1, 2008 to 200,014 Shares at December 31, 2008 due to 200,000 Shares (4 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per share NAV decreased by 22.50%. During the period ended December 31, 2008, the benchmark index rose by a cumulative 11.79% and had an annualized volatility of 37%.

NAV of ProShares Ultra Silver

During the three months ended December 31, 2009, the Fund’s NAV increased from $95,119,218 at September 30, 2009 to $145,416,382 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 1,700,014 Shares at September 30, 2009 to 2,550,014 Shares at December 31, 2009 due to 950,000 Shares (19 Creation Units) being created and 100,000 Shares (2 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three months ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per share NAV increased by 1.92%. During the three months ended December 31, 2009, the benchmark rose by a cumulative 3.28% and had an annualized volatility of 33%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at December 1, 2008 to $10,011,149 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at December 1, 2008 to 350,014 Shares at December 31, 2008 due to 350,000 Shares (7 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per share NAV increased by 14.41%. During the period ended December 31, 2008, the benchmark index rose by a cumulative 8.88% and had an annualized volatility of 53%.

NAV of ProShares UltraShort Silver

During the three months ended December 31, 2009, the Fund’s NAV increased from $56,901,321 at September 30, 2009 to $64,516,145 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 10,300,014 Shares at September 30, 2009 to 13,700,014 Shares at December 31, 2009 due to 5,000,000 Shares (100 Creation Units) being created and 1,600,000 Shares (32 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three months ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per share NAV decreased by 14.76%. During the three months ended December 31, 2009, the benchmark rose by a cumulative 3.28% and had an annualized volatility of 33%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at December 1, 2008 to $1,960,071 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at December 1, 2008 to 100,014 Shares at December 31, 2008 due to 100,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per share NAV decreased by 21.61%. During the period ended December 31, 2008, the benchmark index rose by a cumulative 8.88% and had an annualized volatility of 53%.

NAV of ProShares Ultra Euro

During the three months ended December 31, 2009, the Fund’s NAV decreased from $7,896,903 at September 30, 2009 to $7,531,857 at December 31, 2009. The Fund had no creation or redemption activity during the quarter. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the three months ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per share NAV decreased by 4.62%. During the three months ended December 31, 2009, the benchmark declined by a cumulative 2.15% and had an annualized volatility of 9%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $4,386,411 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 150,014 Shares at December 31, 2008 due to 150,000 Shares (3 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per share NAV increased by 16.96%. During the period ended December 31, 2008, the benchmark index rose by a cumulative 8.25% and had an annualized volatility of 21%.

NAV of ProShares UltraShort Euro

During the three months ended December 31, 2009, the Fund’s NAV increased from $38,807,426 at September 30, 2009 to $100,847,786 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 2,150,014 Shares at September 30, 2009 to 5,400,014 Shares at December 31, 2009 due to 3,250,000 Shares (65 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the three months ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per share NAV increased by 3.47%. During the three months ended December 31, 2009, the benchmark declined by a cumulative 2.15% and had an annualized volatility of 9%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $7,331,163 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 350,014 Shares at December 31, 2008 due to 350,000 Shares (7 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per share NAV decreased by 16.22%. During the period ended December 31, 2008, the benchmark index rose by a cumulative 8.25% and had an annualized volatility of 21%.

NAV of ProShares Ultra Yen

During the three months ended December 31, 2009, the Fund’s NAV decreased from $4,243,160 at September 30, 2009 to $3,921,267 at December 31, 2009. The Fund had no creation or redemption activity during the quarter. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three months ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per share NAV decreased by 7.59%. During the three months ended December 31, 2009, the benchmark declined by a cumulative 3.56% and had an annualized volatility of 11%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $2,845,053 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 100,014 Shares at December 31, 2008 due to 100,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per share NAV increased by 13.79%. During the period ended December 31, 2008, the benchmark index rose by a cumulative 6.86% and had an annualized volatility of 17%.

NAV of ProShares UltraShort Yen

During the three months ended December 31, 2009, the Fund’s NAV increased from $23,204,338 at September 30, 2009 to $67,487,917 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 1,150,014 Shares at September 30, 2009 to 3,150,014 Shares at December 31, 2009 due to 2,050,000 Shares (41 Creation Units) being created and 50,000 Shares (1 Creation Unit) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three months ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per share NAV increased by 6.18%. During the three months ended December 31, 2009, the benchmark declined by a cumulative 3.56% and had an annualized volatility of 11%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $2,166,617 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 100,014 Shares at December 31, 2008 due to 100,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per share NAV decreased by 13.35%. During the period ended December 31, 2008, the benchmark index rose by a cumulative 6.86% and had an annualized volatility of 17%.

Results of Operations for the Year Ended December 31, 2009 Compared to the Period Ended December 31, 2008

Since the Funds were conducting operations for only a portion of the year ended December 31, 2008, the comparison of the results of operations for each Fund for the years ended December 31, 2008 and 2009 may not be meaningful.

NAV of ProShares Ultra DJ-UBS Commodity

During the year ended December 31, 2009, the Fund’s NAV increased from $3,325,011 at December 31, 2008 to $19,743,932 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 150,014 Shares at December 31, 2008 to 700,014 Shares at December 31, 2009 due to 1,200,000 Shares (24 Creation Units) being created and 650,000 Shares (13 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones—UBS Commodity Index. For the year ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 27.25%. During the year ended December 31, 2009, the benchmark index rose by a cumulative 18.72% and had an annualized volatility of 25%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $3,325,011 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 150,014 Shares at December 31, 2008 due to 150,000 Shares (3 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones—UBS Commodity Index. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per share NAV decreased by 11.34%. During the period ended December 31, 2008, the benchmark declined by a cumulative 5.17% and had an annualized volatility of 33%.

NAV of ProShares UltraShort DJ-UBS Commodity

During the year ended December 31, 2009, the Fund’s NAV increased from $2,679,883 at December 31, 2008 to $2,924,426 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 200,014 Shares at December 31, 2009 due to 200,000 Shares (4 Creation Units) being created and 100,000 Shares (2 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones—UBS Commodity Index. For the year ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 45.43%. During the year ended December 31, 2009, the benchmark index rose by a cumulative 18.72% and had an annualized volatility of 25%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $2,679,883 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 100,014 Shares at December 31, 2008 due to 100,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones—UBS Commodity Index. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per share NAV increased by 7.18%. During the period ended December 31, 2008, the benchmark index declined by a cumulative 5.17% and had an annualized volatility of 33%.

NAV of ProShares Ultra DJ-UBS Crude Oil

During the year ended December 31, 2009, the Fund’s NAV increased from $99,772,943 at December 31, 2008 to $323,819,670 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 6,750,014 Shares at December 31, 2008 to 25,650,014 Shares at December 31, 2009 due to 127,150,000 Shares (2,543 Creation Units) being created and 108,250,000 Shares (2,165 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow-Jones—UBS Crude Oil Sub-Index. For the year ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 14.59%. During the year ended December 31, 2009, the benchmark index rose by a cumulative 4.19% and had an annualized volatility of 47%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $99,772,943 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 6,750,014 Shares at December 31, 2008 due to 7,250,000 Shares (145 Creation Units) being created and 500,000 Shares (10 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow-Jones—UBS Crude Oil Sub-Index. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per share NAV decreased by 40.88%. During the period ended December 31, 2008, the benchmark index declined by a cumulative 19.4% and had an annualized volatility of 98%.

NAV of ProShares UltraShort DJ-UBS Crude Oil

During the year ended December 31, 2009, the Fund’s NAV increased from $14,502,399 at December 31, 2008 to $76,656,626 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 500,014 Shares at December 31, 2008 to 5,600,014 Shares at December 31, 2009 due to 22,000,000 Shares (440 Creation Units) being created and 16,900,000 Shares (338 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow-Jones—UBS Crude Oil Sub-Index. For the year ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 52.80%. During the year ended December 31, 2009, the benchmark index rose by a cumulative 4.19% and had an annualized volatility of 47%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $14,502,399 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 500,014 Shares at December 31, 2008 due to 600,000 Shares (12 Creation Units) being created and 100,000 Shares (2 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones—UBS Crude Oil Sub-Index. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per share NAV increased by 16.02%. During the period ended December 31, 2008, the benchmark index declined by a cumulative 19.40% and had an annualized volatility of 98%.

NAV of ProShares Ultra Gold

During the year ended December 31, 2009, the Fund’s NAV increased from $27,736,722 at December 31, 2008 to $156,476,709 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 900,014 Shares at December 31, 2008 to 3,550,014 Shares at December 31, 2009 due to 5,250,000 Shares (105 Creation Units) being created and 2,600,000 Shares (52 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the year ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 43.03%. During the year ended December 31, 2009, the benchmark index rose by a cumulative 25.04% and had an annualized volatility of 22%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at December 1, 2008 to $27,736,722 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at December 1, 2008 to 900,014 Shares at December 31, 2008 due to 900,000 Shares (18 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per share NAV increased by 23.27%. During the period ended December 31, 2008, the benchmark index rose by a cumulative 11.79% and had an annualized volatility of 37%.

NAV of ProShares UltraShort Gold

During the year ended December 31, 2009, the Fund’s NAV increased from $3,875,093 at December 31, 2008 to $67,602,811 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 200,014 Shares at December 31, 2008 to 6,450,014 Shares at December 31, 2009 due to 9,850,000 Shares (197 Creation Units) being created and 3,600,000 Shares (72 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the year ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 45.90%. During the year ended December 31, 2009, the benchmark index rose by a cumulative 25.04% and had an annualized volatility of 22%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at December 1, 2008 to $3,875,093 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at December 1, 2008 to 200,014 Shares at December 31, 2008 due to 200,000 Shares (4 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per share NAV decreased by 22.50%. During the period ended December 31, 2008, the benchmark index rose by a cumulative 11.79% and had an annualized volatility of 37%.

NAV of ProShares Ultra Silver

During the year ended December 31, 2009, the Fund’s NAV increased from $10,011,149 at December 31, 2008 to $145,416,382 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 350,014 Shares at December 31, 2008 to 2,550,014 Shares at December 31, 2009 due to 3,500,000 Shares (70 Creation Units) being created and 1,300,000 Shares (26 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the year ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 99.38%. During the year ended December 31, 2009, the benchmark index rose by a cumulative 57.46% and had an annualized volatility of 39%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at December 1, 2008 to $10,011,149 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at December 1, 2008 to 350,014 Shares at December 31, 2008 due to 350,000 Shares (7 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per share NAV increased by 14.41%. During the period ended December 31, 2008, the benchmark index rose by a cumulative 8.88% and had an annualized volatility of 53%.

NAV of ProShares UltraShort Silver

During the year ended December 31, 2009, the Fund’s NAV increased from $1,960,071 at December 31, 2008 to $64,516,145 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 13,700,014 Shares at December 31, 2009 due to 23,250,000 Shares (465 Creation Units) being created and 9,650,000 Shares (193 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the year ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 75.97%. During the year ended December 31, 2009, the benchmark index rose by a cumulative 57.46% and had an annualized volatility of 39%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at December 1, 2008 to $1,960,071 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at December 1, 2008 to 100,014 Shares at December 31, 2008 due to 100,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per share NAV decreased by 21.61%. During the period ended December 31, 2008, the benchmark index rose by a cumulative 8.88% and had an annualized volatility of 53%.

NAV of ProShares Ultra Euro

During the year ended December 31, 2009, the Fund’s NAV increased from $4,386,411 at December 31, 2008 to $7,531,857 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 150,014 Shares at December 31, 2008 to 250,014 Shares at December 31, 2009 due to 150,000 Shares (3 Creation Units) being created and 50,000 Shares (1 Creation Unit) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the year ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 3.03%. During the year ended December 31, 2009, the benchmark index rose by a cumulative 2.48% and had an annualized volatility of 13%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $4,386,411 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 150,014 Shares at December 31, 2008 due to 150,000 Shares (3 Creation Units) being created and no Shares being redeemed during the period. Further adding to the NAV increase was the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per share NAV increased by 16.96%. During the period ended December 31, 2008, the benchmark index rose by a cumulative 8.25% and had an annualized volatility of 21%.

NAV of ProShares UltraShort Euro

During the year ended December 31, 2009, the Fund’s NAV increased from $7,331,163 at December 31, 2008 to $100,847,786 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 350,014 Shares at December 31, 2008 to 5,400,014 Shares at December 31, 2009 due to 6,050,000 Shares (121 Creation Units) being created and 1,000,000 Shares (20 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the year ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 10.84%. During the year ended December 31, 2009, the benchmark index rose by a cumulative 2.48% and had an annualized volatility of 13%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $7,331,163 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 350,014 Shares at December 31, 2008 due to 350,000 Shares (7 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per share NAV decreased by 16.22%. During the period ended December 31, 2008, the benchmark index rose by a cumulative 8.25% and had an annualized volatility of 21%.

NAV of ProShares Ultra Yen

During the year ended December 31, 2009, the Fund’s NAV increased from $2,845,053 at December 31, 2008 to $3,921,267 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 150,014 Shares at December 31, 2009 due to 100,000 Shares (2 Creation Units) being created and 50,000 Shares (1 Creation Unit) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the year ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 8.11%. During the year ended December 31, 2009, the benchmark index declined by a cumulative 2.53% and had an annualized volatility of 13%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $2,845,053 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 100,014 Shares at December 31, 2008 due to 100,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per share NAV increased by 13.79%. During the period ended December 31, 2008, the benchmark index rose by a cumulative 6.86% and had an annualized volatility of 17%.

NAV of ProShares UltraShort Yen

During the year ended December 31, 2009, the Fund’s NAV increased from $2,166,617 at December 31, 2008 to $67,487,917 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 3,150,014 Shares at December 31, 2009 due to 4,950,000 Shares (99 Creation Units) being created and 1,900,000 Shares (38 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the year ended December 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 1.10%. During the year ended December 31, 2009, the benchmark index declined by a cumulative 2.53% and had an annualized volatility of 13%.

By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $2,166,617 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 100,014 Shares at December 31, 2008 due to 100,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per share NAV decreased by 13.35%. During the period ended December 31, 2008, the benchmark index rose by a cumulative 6.86% and had an annualized volatility of 17%.

Off-Balance Sheet Arrangements and Contractual Obligations

As of February 26, 2010, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

The Sponsor attempts to minimize certain of these market and credit risks by normally:

•	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;

•	limiting the outstanding amounts due from counterparties to the Funds;

•	not posting margin directly with a counterparty;

•	limiting the amount of margin or premium posted at a FCM; and

•	ensuring that deliverable contracts are not held to such a date when delivery of the underlying asset could be called for.

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

The Funds disclose the fair value of their investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. See Note 2 in the Financial Statements of this Annual Report on Form 10-K for further information.

When market closing prices are not available, the Sponsor may value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the contract is closed or the changes occur, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which are sensitive to commodity price risk. As of December 31, 2009, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra DJ-UBS Commodity:

As of December 31, 2009, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s swap positions as of December 31, 2009, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$139.187	$9,230,808
Dow Jones-UBS Commodity Index	UBS AG	Long	139.187	30,278,956

The December 31, 2009 swap notional amount is calculated by multiplying units times the closing level of the Index. The notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of December 31, 2008, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s swap positions as of December 31, 2008, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$117.244	$6,615,626

The December 31, 2008 swap notional amount is calculated by multiplying units times the closing level of the Index. The notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Commodity:

As of December 31, 2009, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s short swap positions as of December 31, 2009, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$139.187	$(1,001,057)
Dow Jones-UBS Commodity Index	UBS AG	Short	139.187	(4,834,281)

The December 31, 2009 short swap notional amount is calculated by multiplying units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by minus two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of December 31, 2008, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s short swap positions as of December 31, 2008, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$117.244	$(5,452,380)

The December 31, 2008 short swap notional amount is calculated by multiplying units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by minus two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Crude Oil:

As of December 31, 2009, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	March 2010	2,873	$80.02	1,000	$229,897,460

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Long	$260.122	$159,674,116
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Long	260.122	258,057,998

The December 31, 2009 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2009 swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day.

As of December 31, 2008, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2008, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	March 2009	4,107	$48.59	1,000	$199,559,130

The December 31, 2008 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort DJ-UBS Crude Oil:

As of December 31, 2009, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	March 2010	881	$80.02	1,000	$(70,497,620)

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Short	$260.122	$(33,484,257)
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Short	260.122	(49,370,522)

The December 31, 2009 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2009 short swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day.

As of December 31, 2008, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2008, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	March 2009	598	$48.59	1,000	$(29,056,820)

The December 31, 2008 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Gold:

As of December 31, 2009, the ProShares Ultra Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	12/31/09 Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2010	89	$1,096.20	100	$9,756,180

Forward Agreements

Reference Index	Counterparty	Long or Short	12/31/09 Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$1,087.56	$57,553,675
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,087.56	245,571,048

The December 31, 2009 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2009 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of December 30, 2008, the ProShares Ultra Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of December 30, 2008, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	12/30/08 Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2009	22	$873.00	100	$1,920,600

Forward Agreements

Reference Index	Counterparty	Long or Short	12/30/08 Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$869.77	$53,666,549

The December 30, 2008 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 30, 2008 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Gold:

As of December 31, 2009, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	12/31/09 Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2010	28	$1,096.20	100	$(3,069,360)

Forward Agreements

Reference Index	Counterparty	Long or Short	12/31/09 Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$1,087.56	$(26,099,265)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,087.56	(105,493,320)

The December 31, 2009 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2009 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of December 30, 2008, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of December 30, 2008, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	12/30/08 Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2009	4	$873.00	100	$(349,200)

Forward Agreements

Reference Index	Counterparty	Long or Short	12/30/08 Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$869.77	$(7,430,445)

The December 30, 2008 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 30, 2008 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of December 31, 2009, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	12/31/09 Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2010	160	$16.845	5,000	$13,476,000

Forward Agreements

Reference Index	Counterparty	Long or Short	12/31/09 Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$16.9912	$70,017,337
0.999 Fine Troy Ounce Silver	UBS AG	Long	16.9912	207,462,552

The December 31, 2009 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2009 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of December 31, 2008, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2008, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	12/31/08 Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2009	12	$10.795	5,000	$647,700

Forward Agreements

Reference Index	Counterparty	Long or Short	12/31/08 Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$10.79	$19,383,336

The December 31, 2008 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2008 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of December 31, 2009, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	12/31/09 Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2010	77	$16.845	5,000	$(6,485,325)

Forward Agreements

Reference Index	Counterparty	Long or Short	12/31/09 Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$16.9912	$(31,221,330)
0.999 Fine Troy Ounce Silver	UBS AG	Short	16.9912	(91,123,806)

The December 31, 2009 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2009 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of December 31, 2008, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2008, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	12/31/08 Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2009	2	$10.795	5,000	$(107,950)

Forward Agreements

Reference Index	Counterparty	Long or Short	12/31/08 Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$10.79	$(3,809,984)

The December 31, 2008 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2008 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Funds’ Financial Instruments, which are sensitive to changes in exchange rates. As of December 31, 2009 and 2008, each of the Currency Funds’ positions were as follows:

ProShares Ultra Euro:

As of December 31, 2009, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	12/31/09 Forward Rate	12/31/09 Market Value USD
Euro	Goldman Sachs International	Long	01/08/10	4,573,425	1.4314	$6,546,398
Euro	UBS AG	Long	01/08/10	6,184,000	1.4314	8,851,774
Euro	Goldman Sachs International	Short	01/08/10	(71,600)	1.4314	(102,488)
Euro	UBS AG	Short	01/08/10	(144,700)	1.4314	(207,124)

The December 31, 2009 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of December 31, 2008, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2008, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	12/31/08 Forward Rate	12/31/08 Market Value USD
Euro	Goldman Sachs International	Long	01/09/09	6,513,500	1.3964	$9,095,543
Euro	Goldman Sachs International	Short	01/09/09	(227,000)	1.3964	(316,986)

The December 31, 2008 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Euro:

As of December 31, 2009, the ProShares UltraShort Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	12/31/09 Forward Rate	12/31/09 Market Value USD
Euro	Goldman Sachs International	Long	01/08/10	3,298,800	1.4314	$4,721,901
Euro	Goldman Sachs International	Short	01/08/10	(62,465,425)	1.4314	(89,412,976)
Euro	UBS AG	Short	01/08/10	(81,656,800)	1.4314	(116,883,500)

The December 31, 2009 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of December 31, 2008, the ProShares UltraShort Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2008, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	12/31/08 Forward Rate	12/31/08 Market Value USD
Euro	Goldman Sachs International	Long	01/09/09	670,400	1.3964	$936,156
Euro	Goldman Sachs International	Short	01/09/09	(11,163,500)	1.3964	(15,588,868)

The December 31, 2008 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of December 31, 2009, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	12/31/09 Forward Rate	12/31/09 Market Value USD
Yen	Goldman Sachs International	Long	01/08/10	409,800,000	0.010739	$4,400,924
Yen	UBS AG	Long	01/08/10	349,710,000	0.010739	3,755,606
Yen	Goldman Sachs International	Short	01/08/10	(20,780,000)	0.010739	(223,161)
Yen	UBS AG	Short	01/08/10	(8,190,000)	0.010739	(87,954)

The December 31, 2009 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of December 31, 2008, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2008, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	12/31/08 Forward Rate	12/31/08 Market Value USD
Yen	Goldman Sachs International	Long	01/09/09	542,135,000	0.011019	$5,974,006
Yen	Goldman Sachs International	Short	01/09/09	(25,660,000)	0.011019	(282,758)

The December 31, 2008 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of December 31, 2009, the ProShares UltraShort Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	12/31/09 Forward Rate	12/31/09 Market Value USD
Yen	Goldman Sachs International	Long	01/08/10	87,770,000	0.010739	$942,580
Yen	Goldman Sachs International	Short	01/08/10	(6,109,260,000)	0.010739	(65,608,565)
Yen	UBS AG	Short	01/08/10	(6,534,450,000)	0.010739	(70,174,765)

The December 31, 2009 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of December 31, 2008, the ProShares UltraShort Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2008, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	12/31/08 Forward Rate	12/31/08 Market Value USD
Yen	Goldman Sachs International	Long	01/09/09	30,925,000	0.011019	$340,775
Yen	Goldman Sachs International	Short	01/09/09	(423,900,000)	0.011019	(4,671,126)

The December 31, 2008 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Qualitative Disclosure

As described above in Item 7 of this Annual Report on Form 10-K, it is the investment objective of each Fund to seek daily investment results, before fees and expenses, which correspond to twice (200%) the daily performance, whether positive or negative, of its corresponding benchmark. Each Ultra ProShares Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the daily performance of its corresponding benchmark. Each UltraShort ProShares Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the inverse (opposite) of the daily performance of its corresponding benchmark. The Funds do not seek to achieve these stated investment objectives over a period of time greater than one day because mathematical compounding prevents the Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Investors should monitor their ProShares holdings consistent with their strategies, as frequently as daily. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day.

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

As described above in Item 7 of this Annual Report on Form 10-K, trading in certain futures contracts or forward agreements involves each Fund entering into contractual commitments to purchase or sell a commodity underlying a Fund’s benchmark at a specified date and price, should it hold such futures contract or forward agreement into the deliverable period. Should a Fund enter into a contractual commitment to sell a physical commodity, it is required to make delivery of that commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the value of a commodity can rise is unlimited, entering into commitments to sell commodities would expose a Fund to theoretically unlimited risk.

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

Managing Market Risks

Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (200% or -200%), regardless of market direction or sentiment. As described above in Item 7 of this Annual Report on Form 10-K, this is done through the use of various Financial Instruments. No attempt is made to adjust market exposure in order to avoid changes to the benchmark that would cause the Funds to lose value.

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

Statement of Operations for three month periods ended March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, the year ended December 31, 2009 and the period from August 6, 2008 (Inception) through December 31, 2008 for each Fund.

PROSHARES ULTRA DJ-UBS COMMODITY

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(14,679)	$(47,980)	$(50,418)	$(46,918)	$(159,995)

Net realized and unrealized gain (loss)	$(946,612)	$2,624,628	$531,418	$3,063,195	$5,272,629
Net income (loss)	$(961,291)	$2,576,648	$481,000	$3,016,277	$5,112,634
Net increase (decrease) in net asset value per share	$(3.34)	$4.02	$1.36	$4.01	$6.05

					For the period from August 6, 2008 (Inception) through December 31, 2008
Net investment income (loss)					$(2,396)

Net realized and unrealized gain (loss)					$(223,668)
Net income (loss)					$(226,064)
Net increase (decrease) in net asset value per share					$(2.84)

PROSHARES ULTRASHORT DJ-UBS COMMODITY

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(6,595)	$(5,935)	$(12,170)	$(9,990)	$(34,690)

Net realized and unrealized gain (loss)	$120,121	$(727,500)	$(767,674)	$(894,657)	$(2,269,710)
Net income (loss)	$113,526	$(733,435)	$(779,844)	$(904,647)	$(2,304,400)
Net increase (decrease) in net asset value per share	$1.13	$(7.03)	$(2.82)	$(3.46)	$(12.18)

					For the period from August 6, 2008 (Inception) through December 31, 2008
Net investment income (loss)					$(2,783)

Net realized and unrealized gain (loss)					$181,766
Net income (loss)					$178,983
Net increase (decrease) in net asset value per share					$1.80

PROSHARES ULTRA DJ-UBS CRUDE OIL

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(846,128)	$(746,857)	$(515,805)	$(636,683)	$(2,745,473)

Net realized and unrealized gain (loss)	$(91,178,187)	$159,868,909	$2,578,193	$54,825,365	$126,094,280
Net income (loss)	$(92,024,315)	$159,122,052	$2,062,388	$54,188,682	$123,348,807
Net increase (decrease) in net asset value per share	$(6.19)	$4.47	$(1.72)	$1.28	$(2.16)

					For the period from August 6, 2008 (Inception) through December 31, 2008
Net investment income (loss)					$(40,674)

Net realized and unrealized gain (loss)					$9,956,997
Net income (loss)					$9,916,323
Net increase (decrease) in net asset value per share					$(10.22)

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(90,843)	$(169,058)	$(272,083)	$(253,332)	$(785,316)

Net realized and unrealized gain (loss)	$7,134,043	$(30,655,136)	$14,773,428	$(7,520,380)	$(16,268,045)
Net income (loss)	$7,043,200	$(30,824,194)	$14,501,345	$(7,773,712)	$(17,053,361)
Net increase (decrease) in net asset value per share	$2.14	$(14.20)	$(0.39)	$(2.86)	$(15.31)

For the period from August 6, 2008 (Inception) through December 31, 2008
Net investment income (loss)	$(11,201)

Net realized and unrealized gain (loss)	$(717,759)
Net income (loss)	$(728,960)
Net increase (decrease) in net asset value per share	$4.00

PROSHARES ULTRA GOLD

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(196,244)	$(320,496)	$(325,204)	$(405,256)	$(1,247,200)

Net realized and unrealized gain (loss)	$(2,772,644)	$2,074,326	$15,296,192	$20,443,333	$35,041,207
Net income (loss)	$(2,968,888)	$1,753,830	$14,970,988	$20,038,077	$33,794,007
Net increase (decrease) in net asset value per share	$2.28	$0.60	$3.95	$6.43	$13.26

					For the period from August 6, 2008 (Inception) through. December 31, 2008
Net investment income (loss)					$(10,430)

Net realized and unrealized gain (loss)					$1,721,234
Net income (loss)					$1,710,804
Net increase (decrease) in net asset value per share					$5.82

PROSHARES ULTRASHORT GOLD

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(70,888)	$(113,001)	$(97,496)	$(121,398)	$(402,783)

Net realized and unrealized gain (loss)	$(4,548,861)	$(3,440,899)	$(5,881,067)	$(3,642,003)	$(17,512,830)
Net income (loss)	$(4,619,749)	$(3,553,900)	$(5,978,563)	$(3,763,401)	$(17,915,613)
Net increase (decrease) in net asset value per share	$(3.18)	$(1.12)	$(2.11)	$(2.48)	$(8.89)

					For the period from August 6, 2008 (Inception) through December 31, 2008
Net investment income (loss)					$(2,370)

Net realized and unrealized gain (loss)					$(659,607)
Net income (loss)					$(661,977)
Net increase (decrease) in net asset value per share					$(5.63)

PROSHARES ULTRA SILVER

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(68,995)	$(160,903)	$(216,521)	$(312,275)	$(758,694)
Net realized and unrealized gain (loss)	$4,250,528	$2,380,569	$30,374,574	$(830,079)	$36,175,592
Net income (loss)	$4,181,533	$2,219,666	$30,158,053	$(1,142,354)	$35,416,898
Net increase (decrease) in net asset value per share	$11.22	$2.79	$13.34	$1.08	$28.43

					For the period from August 6, 2008 (Inception) through December 31, 2008
Net investment income (loss)					$(3,611)

Net realized and unrealized gain (loss)					$133,347
Net income (loss)					$129,736
Net increase (decrease) in net asset value per share					$3.60

PROSHARES ULTRASHORT SILVER

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(25,274)	$(86,494)	$(132,872)	$(144,263)	$(388,903)

Net realized and unrealized gain (loss)	$(1,539,496)	$(2,361,812)	$(24,882,957)	$(9,006,921)	$(37,791,186)
Net income (loss)	$(1,564,770)	$(2,448,306)	$(25,015,829)	$(9,151,184)	$(38,180,089)
Net increase (decrease) in net asset value per share	$(8.12)	$(2.58)	$(3.38)	$(0.81)	$(14.89)

					For the period from August 6, 2008 (Inception) through December 31, 2008
Net investment income (loss)					$(1,870)

Net realized and unrealized gain (loss)					$(538,959)
Net income (loss)					$(540,829)
Net increase (decrease) in net asset value per share					$(5.40)

PROSHARES ULTRA EURO

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(11,076)	$(13,792)	$(17,177)	$(18,671)	$(60,716)

Net realized and unrealized gain (loss)	$(335,533)	$621,312	$622,620	$(346,375)	$562,024
Net income (loss)	$(346,609)	$607,520	$605,443	$(365,046)	$501,308
Net increase (decrease) in net asset value per share	$(2.96)	$2.88	$2.43	$(1.46)	$0.89

For the period from August 6, 2008 (Inception) through December 31, 2008
Net investment income (loss)	$(2,894)

Net realized and unrealized gain (loss)	$430,635
Net income (loss)	$427,741
Net increase (decrease) in net asset value per share	$4.24

PROSHARES ULTRASHORT EURO

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(58,136)	$(86,464)	$(87,627)	$(117,502)	$(349,729)

Net realized and unrealized gain (loss)	$(2,865,163)	$(4,426,776)	$(3,637,848)	$2,423,580	$(8,506,207)
Net income (loss)	$(2,923,299)	$(4,513,240)	$(3,725,475)	$2,306,078	$(8,855,936)
Net increase (decrease) in net asset value per share	$1.54	$(2.68)	$(1.76)	$0.63	$(2.27)

					For the period from August 6, 2008 (Inception) through December 31, 2008
Net investment income (loss)					$(3,574)

Net realized and unrealized gain (loss)					$(342,153)
Net income (loss)					$(345,727)
Net increase (decrease) in net asset value per share					$(4.05)

PROSHARES ULTRA YEN

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(8,114)	$(8,422)	$(10,320)	$(9,867)	$(36,723)

Net realized and unrealized gain (loss)	$(752,697)	$145,261	$563,132	$(312,026)	$(356,330)
Net income (loss)	$(760,811)	$136,839	$552,812	$(321,893)	$(393,053)
Net increase (decrease) in net asset value per share	$(4.82)	$1.10	$3.56	$(2.15)	$(2.31)

					For the period from August 6, 2008 (Inception) through December 31, 2008
Net investment income (loss)					$(2,671)

Net realized and unrealized gain (loss)					$347,374
Net income (loss)					$344,703
Net increase (decrease) in net asset value per share					$3.45

PROSHARES ULTRASHORT YEN

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(53,299)	$(121,257)	$(67,848)	$(106,538)	$(348,942)

Net realized and unrealized gain (loss)	$4,105,784	$(4,771,301)	$(4,501,610)	$3,854,790	$(1,312,337)
Net income (loss)	$4,052,485	$(4,892,558)	$(4,569,458)	$3,748,252	$(1,661,279)
Net increase (decrease) in net asset value per share	$3.58	$(1.72)	$(3.34)	$1.24	$(0.24)

					For the period from August 6, 2008 (Inception) through December 31, 2008
Net investment income (loss)					$(2,148)

Net realized and unrealized gain (loss)					$(331,585)
Net income (loss)					$(333,733)
Net increase (decrease) in net asset value per share					$(3.34)

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Funds(as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective, as of December 31, 2009, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Trust’s Management takes responsibility for establishing and maintaining adequate internal control over financial reporting of the Funds, as defined in 1934 Act Rules 13a-15(f) and 15d-15(f). The Funds’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Funds; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Funds’ receipts and expenditures are being made only in accordance with appropriate authorizations of management of the Trust on behalf of the Funds; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Funds’ assets that could have a material effect on the Funds’ financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Trust assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2009. Their assessment included an evaluation of the design of the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Trust concluded that the Funds’ internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Funds’ internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Funds’ internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Funds’ internal control over financial reporting.

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

Executive Officers of the Trust and Principals and Significant Employees of the Sponsor

Name	Position
Michael L. Sapir	Chief Executive Officer and Principal of the Sponsor
Louis M. Mayberg	Principal Executive Officer of the Trust; Chief Financial Officer and Principal of the Sponsor
William E. Seale	Principal of the Sponsor
Sapir Family Trust	Principal of the Sponsor
Northstar Trust	Principal of the Sponsor
Edward J. Karpowicz	Principal Financial Officer of the Trust
Todd B. Johnson	Chief Investment Officer and Principal of the Sponsor
Howard S. Rubin	Director, Portfolio Management and Associated Person of the Sponsor
Steven Schoffstall	Portfolio Manager and Associated Person of the Sponsor
Michelle Liu	Portfolio Manager and Associated Person of the Sponsor
Lisa P. Johnson	Principal of the Sponsor
Victor M. Frye	Principal of the Sponsor

The following is a biographical summary of the business experience of the executive officers of the Trust and the principals and significant employees of the Sponsor.

ProFund Advisors LLC (“PFA”) and ProShare Advisors LLC (“PSA”) are investment advisers registered under the Investment Advisers Act of 1940.

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

Louis M. Mayberg, Chief Financial Officer, a member and a listed principal of the Sponsor since June 9, 2008; a member of PFA since April 1997; and a member of PSA, since January 2005. Principal Executive Officer of the Trust since June 2008. As Chief Financial Officer of the Sponsor, Mr. Mayberg’s responsibilities include oversight of the financial matters of the Sponsor. As Principal Executive Officer of the Trust, his responsibilities include oversight of operations of the Trust. Mr. Mayberg is 47 years old.

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

Sapir Family Trust, a listed principal of the Sponsor. The Sapir Family Trust has ownership interest in the Sponsor and PSA. The Sapir Family Trust has passive ownership interest in the Sponsor and exercises no management authority over the Funds.

Northstar Trust, a listed principal of the Sponsor. Northstar Trust has ownership interest in Sponsor and PFA. Northstar Trust has passive ownership interest in the Sponsor and exercises no management authority over the Funds.

Edward J. Karpowicz, Principal Financial Officer of the Trust since July 2008. Mr. Karpowicz has been employed by PFA since July 2002 as Vice President of Financial Administration. Mr. Karpowicz is 47 years old.

Todd B. Johnson, a listed principal of the Sponsor since January 16, 2009 and Chief Investment Officer of the Sponsor since February 27, 2009. In this role, Mr. Johnson’s responsibilities include oversight of the investment management activities of the Sponsor. Mr. Johnson has served as Chief Investment Officer of PSA and PFA since December 2008. Prior to December 2008, Mr. Johnson served at World Asset Management (a financial services firm) – President and Chief Investment Officer, January 2006 to December 2008; Managing Director and Chief Investment Officer, Quantitative Investments, January 2002 to December 2005.

Howard Rubin, CFA, a registered associated person and an NFA associate member of the Sponsor since July 14, 2008 and Director, Portfolio Management of the Sponsor since December 1, 2009. In these roles, Mr. Rubin’s responsibilities include day-to-day portfolio management of the Funds. Mr. Rubin has served as Senior Portfolio Manager of PSA since December 2007 and Senior Portfolio Manager of the Sponsor from November 27, 2008 through November 30, 2009. Mr. Rubin has also served as Senior Portfolio Manager of PFA since November 2004 and Portfolio Manager of PFA from April 2000 through November 2004. Mr. Rubin holds the Chartered Financial Analyst (CFA) designation.

Steve Schoffstall, a registered associated person and an NFA associate member of the Sponsor since June 9, 2008, and June 2, 2008, respectively, and Portfolio Manager of the Sponsor since December 1, 2009. In these roles, Mr. Schoffstall’s responsibilities include day-to-day portfolio management of the Commodity Index Funds and Commodity Funds. Mr. Schoffstall has served as Associate Portfolio Manager of PSA since September 2007; Associate Portfolio Manager of the Sponsor from July 1, 2008 through November 30, 2009; Portfolio Analyst of PSA from May 2007 to September 2007; Junior Portfolio Analyst of PSA from December 2006 to May 2007; Portfolio Operations Specialist of PSA from June 2006 to December 2006. Mr. Schoffstall has also served as Portfolio Group Team Member and ETF Portfolio Operations Specialist of PFA from February 2005 to June 2006. Prior to February 2005, Mr. Schoffstall was not employed in the financial services industry.

Michelle Liu, a registered associated person and an NFA associate member of the Sponsor since June 12, 2009 and Portfolio Manager of the Sponsor since December 1, 2009. In these roles, Ms. Liu’s responsibilities include day-to-day portfolio management of the Currency Funds. Ms. Liu serves as a Portfolio Manager of PSA and PFA since December 2009 and served as Associate Portfolio Manager of PSA from November 2007 to November 2009. Ms. Liu has also served at FINRA as a Senior Market Operations Analyst from July 2006 through November 2007 and as a Fixed Income Domain Lead/Specialist from March 2004 through July 2006.

Lisa P. Johnson, a listed principal of the Sponsor since November 11, 2008. Ms. Johnson’s responsibilities include the review and approval of advertising material of the Sponsor. Ms. Johnson has been employed with ProFunds Distributors Inc. (“PDI”) since April 2008 as Head of Compliance. Prior to her employment with PDI, Ms. Johnson was the Senior Corporate Compliance Officer for ICMA Retirement Corporation (a financial services company) where she was employed from February 2005 to April 2008. She served as Senior Compliance Officer for Delaware Investments (a financial services firm) from January 2001 to February 2005. Ms. Johnson is FINRA registered and holds Series 7, 24 and 63 licenses. She also possesses a Certified Regulatory and Compliance Professional designation, from the NASD Institute at Wharton.

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

The Funds have no employees or directors and are managed by the Sponsor. None of the officers of the Trust, nor the members or officers of the Sponsor receive compensation from the Funds.

The Sponsor receives a monthly Management Fee equal to 1/12th or 0.05% (0.95% annually) of the average daily net asset value per share at the end of each month to the extent that such amounts cumulatively exceed the organization and offering costs incurred by each Fund. For the year ended December 31, 2009, the following represents Management Fees earned by the Sponsor:

Fund
ProShares Ultra DJ-UBS Commodity	$95,273
ProShares UltraShort DJ-UBS Commodity	3,100
ProShares Ultra DJ-UBS Crude Oil	2,460,980
ProShares UltraShort DJ-UBS Crude Oil	442,423
ProShares Ultra Gold	1,014,224
ProShares UltraShort Gold	131,683
ProShares Ultra Silver	710,900
ProShares UltraShort Silver	257,865
ProShares Ultra Euro	7,827
ProShares UltraShort Euro	303,788
ProShares Ultra Yen	4,210
ProShares UltraShort Yen	304,905

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See “Item 11. Executive Compensation” of this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the year ended December 31, 2009 and the period ended December 31, 2008 were as follows:

	Year Ended December 31, 2009	Period Ended December 31, 2008
Audit Fees	$573,000	$411,500
Audit-Related Fees	—	—
Tax Fees	$1,977,600	$1,412,900
All Other Fees	—	—

Total	$2,550,600	$1,824,400

Audit fees for the year ended December 31, 2009 consist of fees paid to PwC for the audit of the Funds’ December 31, 2009 annual financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009. Audit fees for the period ended December 31, 2008 consist of fees paid to PwC for the audits of the Funds’ August 6, 2008 financial statements included in the Index to Financial Information in the Trust’s Registration Statement on Form S-1 (No. 333-146801) and the Funds’ December 31, 2008 annual financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2008. Audit fees for the year ended December 31, 2009 and the period ended December 31, 2008 also covered services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings of registration statements.

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

(6) None of the hours expended on PwC’s engagement to audit each Fund’s financial statements for the year ended December 31, 2009 or the period ended December 31, 2008 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statement Schedules

See the Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description of Document
4.1	Trust Agreement of ProShares Trust II (1)

4.2	Amended and Restated Trust Agreement of ProShares Trust II (2)

4.2.1	Amended and Restated Trust Agreement of ProShares Trust II (3)

4.3	Form of Authorized Participant Agreement (4)

10.1	Form of Sponsor Agreement (2)

10.2	Form of Administration and Transfer Agency Services Agreement (4)

10.3	Form of Custodian Agreement (5)

10.4	Form of Distribution Agreement (4)

10.5	Form of Futures Account Agreement (4)

23.1	Consent of Independent Registered Public Accounting Firm (6)

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (6)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (6)

32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference to the Trust’s Registration Statement, filed on October 18, 2007.
(2)	Incorporated by reference to the Trust’s Registration Statement, filed on August 15, 2008.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on September 18, 2008.
(4)	Incorporated by reference to the Trust’s Registration Statement, filed on November 17, 2008.
(5)	Incorporated by reference to the Trust’s Registration Statement, filed on October 22, 2008.
(6)	Filed herewith.
(7)	Furnished herewith.

ProShares Trust II

Financial Statements as of December 31, 2009

Reports of Independent Registered Public Accounting Firm

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

1. ProShares Ultra DJ-AIG Commodity

2. ProShares UltraShort DJ-AIG Commodity

3. ProShares Ultra DJ-AIG Crude Oil

4. ProShares UltraShort DJ-AIG Crude Oil

5. ProShares Ultra Gold

6. ProShares UltraShort Gold

7. ProShares Ultra Silver

8. ProShares UltraShort Silver

9. ProShares Ultra Euro

10. ProShares UltraShort Euro

11. ProShares Ultra Yen

12. ProShares UltraShort Yen

(collectively the “Funds”) at December 31, 2009 and December 31, 2008, and the results of each of their operations, changes in each of their shareholders’ equity and each of their cash flows for the year ended December 31, 2009 and the period August 6, 2008 (Inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting of the Funds as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for the Funds’ financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Funds’ internal control over financial reporting based on our audits (which was an integrated audit in 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Columbus, Ohio

March 1, 2010

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	December 31, 2008
Assets
Cash	$78,112	$1,745,354
Segregated cash balances for swap agreements	—	1,335,000
Short-term U.S. government and agency obligations (Note 3) (cost $18,504,220 and $0, respectively)	18,503,052	—
Unrealized appreciation on swap agreements	1,177,968	184,583
Receivable from Sponsor	—	33,411
Offering costs (Note 5)	—	69,640

Total assets	19,759,132	3,367,988

Liabilities and shareholders’ equity
Liabilities
Management fee payable	15,200	—
Accounts payable	—	42,977

Total liabilities	15,200	42,977

Shareholders’ equity
Paid-in capital	14,857,362	3,551,075
Accumulated earnings (deficit)	4,886,570	(226,064)

Total shareholders’ equity	19,743,932	3,325,011

Total liabilities and shareholders’ equity	$19,759,132	$3,367,988

Shares outstanding	700,014	150,014

Net asset value per share	$28.21	$22.16

Market value per share (Note 2)	$28.43	$22.15

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

	Principal Amount	Value
Short-term U.S. government and agency obligations (94% of shareholders’ equity)
Federal Agricultural Mortgage Corp., Discount Notes:
0.010% due 01/07/10	$1,000,000	$999,999
Federal Home Loan Bank, Discount Notes:
0.001% due 01/27/10	4,557,000	4,556,997
U.S. Treasury Bills:
0.010% due 02/04/10	4,000,000	3,999,962
0.030% due 02/25/10†	961,000	960,956
0.260% due 08/26/10†	8,000,000	7,985,138

Total short-term U.S. government and agency obligations (cost $18,504,220)		$18,503,052

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	01/06/10	$9,230,808	$284,791
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	01/06/10	30,278,956	893,177

			$1,177,968

^	The positions and counterparties herein are as of December 31, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.
†	All or partial amount segregated as collateral for swap agreements.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

Swap Agreements

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	01/06/09	$6,615,626	$184,583

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$4,918	$—

Expenses
Management fee	95,273	—
Organization costs	—	27,952
Offering costs	69,640	7,855
Limitation by Sponsor	—	(33,411)

Total expenses	164,913	2,396

Net investment income (loss)	(159,995)	(2,396)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	4,280,412	(408,251)

Change in net unrealized appreciation/depreciation on
Swap agreements	993,385	184,583
Short-term U.S. government and agency obligations	(1,168)	—

Change in net unrealized appreciation/depreciation	992,217	184,583

Net realized and unrealized gain (loss)	5,272,629	(223,668)

Net income (loss)	$5,112,634	$(226,064)

Net income (loss) per weighted-average share	$6.84	$(1.90)

Weighted-average shares outstanding	747,000	118,933

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$3,325,011	$—

Addition of shares (1,200,000 and 150,014, respectively)	25,899,594	3,551,075
Redemption of shares (650,000 and 0, respectively)	(14,593,307)	—

Net addition (redemption) of shares (550,000 and 150,014, respectively)	11,306,287	3,551,075

Net investment income (loss)	(159,995)	(2,396)
Net realized gain (loss)	4,280,412	(408,251)
Change in net unrealized appreciation/depreciation	992,217	184,583

Net income (loss)	5,112,634	(226,064)

Shareholders’ equity, end of period	$19,743,932	$3,325,011

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$5,112,634	$(226,064)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	1,335,000	(1,335,000)
Net purchase of short-term U.S. government and agency obligations	(18,504,220)	—
Change in unrealized appreciation/depreciation on investments	(992,217)	(184,583)
Decrease (Increase) in receivable from Sponsor	33,411	(33,411)
Amortization of offering cost	69,640	(69,640)
Increase (Decrease) in management fee payable	15,200	—
(Decrease) Increase in accounts payable	(42,977)	42,977

Net cash provided by (used in) operating activities	(12,973,529)	(1,805,721)

Cash flow from financing activities
Proceeds from addition of shares	25,899,594	3,551,075
Payment on shares redeemed	(14,593,307)	—

Net cash provided by (used in) financing activities	11,306,287	3,551,075

Net increase (decrease) in cash	(1,667,242)	1,745,354
Cash, beginning of period	1,745,354	—

Cash, end of period	$78,112	$1,745,354

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	December 31, 2008
Assets
Cash	$90,383	$1,579,140
Segregated cash balances for swap agreements	485,000	1,400,000
Short-term U.S. government and agency obligations (Note 3) (cost $2,568,287 and $0, respectively)	2,568,141	—
Receivable from Sponsor	—	56,576
Offering costs (Note 5)	—	278,414

Total assets	3,143,524	3,314,130

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,493	—
Accounts payable	—	208,046
Unrealized depreciation on swap agreements	216,605	426,201

Total liabilities	219,098	634,247

Shareholders’ equity
Paid-in capital	5,049,843	2,500,900
Accumulated earnings (deficit)	(2,125,417)	178,983

Total shareholders’ equity	2,924,426	2,679,883

Total liabilities and shareholders’ equity	$3,143,524	$3,314,130

Shares outstanding	200,014	100,014

Net asset value per share	$14.62	$26.80

Market value per share (Note 2)	$14.65	$27.58

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

	Principal Amount	Value
Short-term U.S. government and agency obligations (88% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.001% due 01/27/10	$1,570,000	$1,569,999
U.S. Treasury Bills:
0.260% due 08/26/10†	1,000,000	998,142

Total short-term U.S. government and agency obligations (cost $2,568,287)		$2,568,141

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	01/06/10	$(1,001,057)	$(34,432)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	01/06/10	(4,834,281)	(182,173)

			$(216,605)

^	The positions and counterparties herein are as of December 31, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.
†	All or partial amount segregated as collateral for swap agreements.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

Swap Agreements

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	01/06/09	$(5,452,380)	$(426,201)

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$822	$—

Expenses
Management fee	3,100	—
Organization costs	—	27,953
Offering costs	278,414	31,406
Limitation by Sponsor	(246,002)	(56,576)

Total expenses	35,512	2,783

Net investment income (loss)	(34,690)	(2,783)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(2,479,160)	607,967

Change in net unrealized appreciation/depreciation on
Swap agreements	209,596	(426,201)
Short-term U.S. government and agency obligations	(146)	—

Change in net unrealized appreciation/depreciation	209,450	(426,201)

Net realized and unrealized gain (loss)	(2,269,710)	181,766

Net income (loss)	$(2,304,400)	$178,983

Net income (loss) per weighted-average share	$(12.47)	$1.79

Weighted-average shares outstanding	184,809	100,014

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$2,679,883	$—

Addition of shares (200,000 and 100,014, respectively)	4,145,511	2,500,900
Redemption of shares (100,000 and 0, respectively)	(1,596,568)	—

Net addition (redemption) of shares (100,000 and 100,014, respectively)	2,548,943	2,500,900

Net investment income (loss)	(34,690)	(2,783)
Net realized gain (loss)	(2,479,160)	607,967
Change in net unrealized appreciation/depreciation	209,450	(426,201)

Net income (loss)	(2,304,400)	178,983

Shareholders’ equity, end of period	$2,924,426	$2,679,883

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$(2,304,400)	$178,983
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	915,000	(1,400,000)
Net purchase of short-term U.S. government and agency obligations	(2,568,287)	—
Change in unrealized appreciation/depreciation on investments	(209,450)	426,201
Decrease (Increase) in receivable from Sponsor	56,576	(56,576)
Amortization of offering cost	278,414	(278,414)
Increase (Decrease) in management fee payable	2,493	—
(Decrease) Increase in accounts payable	(208,046)	208,046

Net cash provided by (used in) operating activities	(4,037,700)	(921,760)

Cash flow from financing activities
Proceeds from addition of shares	4,145,511	2,500,900
Payment on shares redeemed	(1,596,568)	—

Net cash provided by (used in) financing activities	2,548,943	2,500,900

Net increase (decrease) in cash	(1,488,757)	1,579,140
Cash, beginning of period	1,579,140	—

Cash, end of period	$90,383	$1,579,140

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	December 31, 2008
Assets
Cash	$80,936	$40,341,120
Segregated cash balances with brokers for futures contracts	13,574,925	37,425,038
Short-term U.S. government and agency obligations (Note 3) (cost $323,044,324 and $0, respectively)	323,026,067	—
Unrealized appreciation on swap agreements	21,129,076	—
Receivable from capital shares sold	—	8,810,344
Receivable on open futures contracts	1,466,444	20,527,738
Receivable from Sponsor	—	16,192
Offering costs (Note 5)	—	139,226

Total assets	359,277,448	107,259,658

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	35,195,574	7,388,973
Management fee payable	262,204	—
Accounts payable	—	97,742

Total liabilities	35,457,778	7,486,715

Shareholders’ equity
Paid-in capital	190,554,540	89,856,620
Accumulated earnings (deficit)	133,265,130	9,916,323

Total shareholders’ equity	323,819,670	99,772,943

Total liabilities and shareholders’ equity	$359,277,448	$107,259,658

Shares outstanding	25,650,014	6,750,014

Net asset value per share	$12.62	$14.78

Market value per share (Note 2)	$12.68	$13.69

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

	Principal Amount	Value
Short-term U.S. government and agency obligations (100% of shareholders’ equity)
Federal Agricultural Mortgage Corp., Discount Notes:
0.010% due 01/07/10	$30,000,000	$29,999,950
Federal Home Loan Bank, Discount Notes:
0.001% due 01/27/10	29,404,000	29,403,979
U.S. Treasury Bills:
0.010% due 02/04/10	40,000,000	39,999,622
0.028% due 02/25/10†	98,859,000	98,854,731
0.260% due 08/26/10	125,000,000	124,767,785

Total short-term U.S. government and agency obligations (cost $323,044,324)		$323,026,067

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires March 2010	2,873	$229,897,460	$16,877,800

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	01/06/10	$159,674,116	$8,182,273
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	01/06/10	258,057,998	12,946,803

			$21,129,076

^	The positions and counterparties herein are as of December 31, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.
†	All or partial amount segregated as collateral for swap agreements.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires March 2009	4,107	$199,559,130	$12,678,400

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$110,254	$—

Expenses
Management fee	2,460,980	—
Brokerage commissions	255,521	13,208
Organization costs	—	27,953
Offering costs	139,226	15,705
Limitation by Sponsor	—	(16,192)

Total expenses	2,855,727	40,674

Net investment income (loss)	(2,745,473)	(40,674)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	42,952,627	(2,721,403)
Swap agreements	57,831,434	—

Net realized gain (loss)	100,784,061	(2,721,403)

Change in net unrealized appreciation/depreciation on
Futures contracts	4,199,400	12,678,400
Swap agreements	21,129,076	—
Short-term U.S. government and agency obligations	(18,257)	—

Change in net unrealized appreciation/depreciation	25,310,219	12,678,400

Net realized and unrealized gain (loss)	126,094,280	9,956,997

Net income (loss)	$123,348,807	$9,916,323

Net income (loss) per weighted-average share	$4.60	$4.38

Weighted-average shares outstanding	26,814,672	2,266,230

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$99,772,943	$—

Addition of shares (127,150,000 and 7,250,014, respectively)	1,254,758,064	97,245,593
Redemption of shares (108,250,000 and 500,000, respectively)	(1,154,060,144)	(7,388,973)

Net addition (redemption) of shares (18,900,000 and 6,750,014, respectively)	100,697,920	89,856,620

Net investment income (loss)	(2,745,473)	(40,674)
Net realized gain (loss)	100,784,061	(2,721,403)
Change in net unrealized appreciation/depreciation	25,310,219	12,678,400

Net income (loss)	123,348,807	9,916,323

Shareholders’ equity, end of period	$323,819,670	$99,772,943

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$123,348,807	$9,916,323
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	23,850,113	(37,425,038)
Net purchase of short-term U.S. government and agency obligations	(323,044,324)	—
Decrease (Increase) in receivable on futures contracts	19,061,294	(20,527,738)
Change in unrealized appreciation/depreciation on investments	(21,110,819)	—
Decrease (Increase) in receivable from Sponsor	16,192	(16,192)
Amortization of offering cost	139,226	(139,226)
Increase (Decrease) in management fee payable	262,204	—
(Decrease) Increase in accounts payable	(97,742)	97,742

Net cash provided by (used in) operating activities	(177,575,049)	(48,094,129)

Cash flow from financing activities
Proceeds from addition of shares	1,263,568,408	88,435,249
Payment on shares redeemed	(1,126,253,543)	—

Net cash provided by (used in) financing activities	137,314,865	88,435,249

Net increase (decrease) in cash	(40,260,184)	40,341,120
Cash, beginning of period	40,341,120	—

Cash, end of period	$80,936	$40,341,120

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	December 31, 2008
Assets
Cash	$75,409	$7,925,214
Segregated cash balances with brokers for futures contracts	4,162,725	5,449,275
Short-term U.S. government and agency obligations (Note 3) (cost $66,498,959 and $0, respectively)	66,495,308	—
Receivable from capital shares sold	8,244,946	7,269,858
Receivable from Sponsor	—	53,143
Offering costs (Note 5)	—	278,414

Total assets	78,978,388	20,975,904

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,999,561
Payable on open futures contracts	1,271,069	4,265,898
Management fee payable	68,204	—
Accounts payable	—	208,046
Unrealized depreciation on swap agreements	982,489	—

Total liabilities	2,321,762	6,473,505

Shareholders’ equity
Paid-in capital	94,438,947	15,231,359
Accumulated earnings (deficit)	(17,782,321)	(728,960)

Total shareholders’ equity	76,656,626	14,502,399

Total liabilities and shareholders’ equity	$78,978,388	$20,975,904

Shares outstanding	5,600,014	500,014

Net asset value per share	$13.69	$29.00

Market value per share (Note 2)	$13.65	$31.66

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

	Principal Amount	Value
Short-term U.S. government and agency obligations (87% of shareholders’ equity)
Federal Agricultural Mortgage Corp., Discount Notes:
0.010% due 01/07/10	$1,000,000	$999,998
Federal Home Loan Bank, Discount Notes:
0.001% due 01/27/10	15,542,000	15,541,989
U.S. Treasury Bills:
0.010% due 02/04/10	25,000,000	24,999,764
0.260% due 08/26/10†	25,000,000	24,953,557

Total short-term U.S. government and agency obligations (cost $66,498,959)		$66,495,308

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires March 2010	881	$70,497,620	$(3,063,900)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	01/06/10	$(33,484,257)	$(589,031)
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	01/06/10	(49,370,522)	(393,458)

			$(982,489)

^	The positions and counterparties herein are as of December 31, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.
†	All or partial amount segregated as collateral for swap agreements.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires March 2009	598	$29,056,820	$(3,550,590)

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$24,406	$—

Expenses
Management fee	442,423	—
Brokerage commissions	88,885	4,985
Organization costs	—	27,953
Offering costs	278,414	31,406
Limitation by Sponsor	—	(53,143)

Total expenses	809,722	11,201

Net investment income (loss)	(785,316)	(11,201)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,665,630)	2,832,831
Swap agreements	(13,102,965)	—

Net realized gain (loss)	(15,768,595)	2,832,831

Change in net unrealized appreciation/depreciation on
Futures contracts	486,690	(3,550,590)
Swap agreements	(982,489)	—
Short-term U.S. government and agency obligations	(3,651)	—

Change in net unrealized appreciation/depreciation	(499,450)	(3,550,590)

Net realized and unrealized gain (loss)	(16,268,045)	(717,759)

Net income (loss)	$(17,053,361)	$(728,960)

Net income (loss) per weighted-average share	$(3.91)	$(4.39)

Weighted-average shares outstanding	4,366,589	166,230

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$14,502,399	$—

Addition of shares (22,000,000 and 600,014, respectively)	469,708,747	18,849,361
Redemption of shares (16,900,000 and 100,000, respectively)	(390,501,159)	(3,618,002)

Net addition (redemption) of shares (5,100,000 and 500,014, respectively)	79,207,588	15,231,359

Net investment income (loss)	(785,316)	(11,201)
Net realized gain (loss)	(15,768,595)	2,832,831
Change in net unrealized appreciation/depreciation	(499,450)	(3,550,590)

Net income (loss)	(17,053,361)	(728,960)

Shareholders’ equity, end of period	$76,656,626	$14,502,399

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$(17,053,361)	$(728,960)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	1,286,550	(5,449,275)
Net purchase of short-term U.S. government and agency obligations	(66,498,959)	—
Change in unrealized appreciation/depreciation on investments	986,140	—
Decrease (Increase) in receivable from Sponsor	53,143	(53,143)
Amortization of offering cost	278,414	(278,414)
Increase (Decrease) in management fee payable	68,204	—
(Decrease) Increase in accounts payable	(208,046)	208,046
(Decrease) Increase in payable on futures contracts	(2,994,829)	4,265,898

Net cash provided by (used in) operating activities	(84,082,744)	(2,035,848)

Cash flow from financing activities
Proceeds from addition of shares	468,733,659	11,579,503
Payment on shares redeemed	(392,500,720)	(1,618,441)

Net cash provided by (used in) financing activities	76,232,939	9,961,062

Net increase (decrease) in cash	(7,849,805)	7,925,214
Cash, beginning of period	7,925,214	—

Cash, end of period	$75,409	$7,925,214

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	December 31, 2008
Assets
Cash	$96,468	$23,435,796
Segregated cash balances for forward agreements	—	—
Segregated cash balances with brokers for futures contracts	480,837	102,966
Short-term U.S. government and agency obligations (Note 3) (cost $168,088,591 and $0, respectively)	168,085,670	—
Receivable from capital shares sold	—	4,661,921
Receivable on open futures contracts	32,930	2,885
Receivable from Sponsor	—	43,098
Offering costs (Note 5)	—	284,355

Total assets	168,695,905	28,531,021

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	6,835,057	—
Management fee payable	149,879	—
Accounts payable	—	208,045
Unrealized depreciation on forward agreements	5,234,260	586,254

Total liabilities	12,219,196	794,299

Shareholders’ equity
Paid-in capital	120,971,898	26,025,918
Accumulated earnings (deficit)	35,504,811	1,710,804

Total shareholders’ equity	156,476,709	27,736,722

Total liabilities and shareholders’ equity	$168,695,905	$28,531,021

Shares outstanding	3,550,014	900,014

Net asset value per share	$44.08	$30.82

Market value per share (Note 2)	$44.68	$31.60

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

	Principal Amount	Value
Short-term U.S. government and agency obligations (107% of shareholders’ equity)
Federal Agricultural Mortgage Corp., Discount Notes:
0.010% due 01/07/10	$59,000,000	$58,999,902
Federal Home Loan Bank, Discount Notes:
0.001% due 01/27/10	5,126,000	5,125,996
U.S. Treasury Bills:
0.010% due 02/04/10	10,000,000	9,999,905
0.026% due 02/25/10†	74,000,000	73,997,021
0.260% due 08/26/10†	20,000,000	19,962,846

Total short-term U.S. government and agency obligations (cost $168,088,591)		$168,085,670

Futures Contracts Purchased

		Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires February 2010		89	$9,756,180	$(194,200)

Forward Agreements^
	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	01/04/10	$52,920	$57,553,675	$(981,459)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	01/04/10	225,800	245,571,048	(4,252,801)

				$(5,234,260)

^	The positions and counterparties herein are as of December 31, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.
†	All or partial amount segregated as collateral for forward agreements.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires February 2009	22	$1,920,600	$39,770

Forward Agreements

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	01/07/09	$61,702	$53,666,549	$(586,254)

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$55,592	$—

Expenses
Management fee	1,014,224	—
Brokerage commissions	4,213	110
Organization costs	—	27,953
Offering costs	284,355	25,465
Limitation by Sponsor	—	(43,098)

Total expenses	1,302,792	10,430

Net investment income (loss)	(1,247,200)	(10,430)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,905,831	28,483
Forward agreements	38,020,273	2,239,235

Net realized gain (loss)	39,926,104	2,267,718

Change in net unrealized appreciation/depreciation on
Futures contracts	(233,970)	39,770
Forward agreements	(4,648,006)	(586,254)
Short-term U.S. government and agency obligations	(2,921)	—

Change in net unrealized appreciation/depreciation	(4,884,897)	(546,484)

Net realized and unrealized gain (loss)	35,041,207	1,721,234

Net income (loss)	$33,794,007	$1,710,804

Net income (loss) per weighted-average share	$9.17	$3.84

Weighted-average shares outstanding	3,686,863	445,014

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$27,736,722	$—

Addition of shares (5,250,000 and 900,014, respectively)	193,756,011	26,025,918
Redemption of shares (2,600,000 and 0, respectively)	(98,810,031)	—

Net addition (redemption) of shares (2,650,000 and 900,014, respectively)	94,945,980	26,025,918

Net investment income (loss)	(1,247,200)	(10,430)
Net realized gain (loss)	39,926,104	2,267,718
Change in net unrealized appreciation/depreciation	(4,884,897)	(546,484)

Net income (loss)	33,794,007	1,710,804

Shareholders’ equity, end of period	$156,476,709	$27,736,722

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$33,794,007	$1,710,804
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(377,871)	(102,966)
Net purchase of short-term U.S. government and agency obligations	(168,088,591)	—
(Increase) in receivable on futures contracts	(30,045)	(2,885)
Change in unrealized appreciation/depreciation on investments	4,650,927	586,254
Decrease (Increase) in receivable from Sponsor	43,098	(43,098)
Amortization of offering cost	284,355	(284,355)
Increase (Decrease) in management fee payable	149,879	—
(Decrease) Increase in accounts payable	(208,045)	208,045

Net cash provided by (used in) operating activities	(129,782,286)	2,071,799

Cash flow from financing activities
Proceeds from addition of shares	198,417,932	21,363,997
Payment on shares redeemed	(91,974,974)	—

Net cash provided by (used in) financing activities	106,442,958	21,363,997

Net increase (decrease) in cash	(23,339,328)	23,435,796
Cash, beginning of period	23,435,796	—

Cash, end of period	$96,468	$23,435,796

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	December 31, 2008
Assets
Cash	$75,790	$3,104,221
Segregated cash balances for forward agreements	—	540,000
Segregated cash balances with brokers for futures contracts	140,916	27,749
Short-term U.S. government and agency obligations (Note 3) (cost $66,312,955 and $0, respectively)	66,310,764	—
Unrealized appreciation on forward agreements	2,144,062	86,657
Receivable from Sponsor	—	51,088
Offering costs (Note 5)	—	284,355

Total assets	68,671,532	4,094,070

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,014,755	—
Payable on open futures contracts	—	10,931
Management fee payable	53,966	—
Accounts payable	—	208,046

Total liabilities	1,068,721	218,977

Shareholders’ equity
Paid-in capital	86,180,401	4,537,070
Accumulated earnings (deficit)	(18,577,590)	(661,977)

Total shareholders’ equity	67,602,811	3,875,093

Total liabilities and shareholders’ equity	$68,671,532	$4,094,070

Shares outstanding	6,450,014	200,014

Net asset value per share	$10.48	$19.37

Market value per share (Note 2)	$10.35	$19.10

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

	Principal Amount	Value
Short-term U.S. government and agency obligations (98% of shareholders’ equity)
Federal Agricultural Mortgage Corp., Discount Notes:
0.010% due 01/07/10	$23,000,000	$22,999,962
Federal Home Loan Bank, Discount Notes:
0.001% due 01/27/10	10,339,000	10,338,993
U.S. Treasury Bills:
0.010% due 02/04/10	15,000,000	14,999,858
0.040% due 02/25/10†	3,000,000	2,999,817
0.260% due 08/26/10†	15,000,000	14,972,134

Total short-term U.S. government and agency obligations (cost $66,312,955)		$66,310,764

Futures Contracts Sold

		Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires February 2010		28	$3,069,360	$39,140

Forward Agreements^
	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	01/04/10	$(23,998)	$(26,099,265)	$443,041
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	01/04/10	(97,000)	(105,493,320)	1,701,021

				$2,144,062

^	The positions and counterparties herein are as of December 31, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.
†	All or partial amount segregated as collateral for forward agreements.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

Futures Contracts Sold

		Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires February 2009		4	$349,200	$(22,690)

Forward Agreements
	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	01/07/09	$(8,543)	$(7,430,445)	$86,657

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$16,787	$—

Expenses
Management fee	131,683	—
Brokerage commissions	3,532	40
Organization costs	—	27,953
Offering costs	284,355	25,465
Limitation by Sponsor	—	(51,088)

Total expenses	419,570	2,370

Net investment income (loss)	(402,783)	(2,370)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(640,078)	(10,583)
Forward agreements	(18,989,796)	(712,991)

Net realized gain (loss)	(19,629,874)	(723,574)

Change in net unrealized appreciation/depreciation on
Futures contracts	61,830	(22,690)
Forward agreements	2,057,405	86,657
Short-term U.S. government and agency obligations	(2,191)	—

Change in net unrealized appreciation/depreciation	2,117,044	63,967

Net realized and unrealized gain (loss)	(17,512,830)	(659,607)

Net income (loss)	$(17,915,613)	$(661,977)

Net income (loss) per weighted-average share	$(5.51)	$(4.84)

Weighted-average shares outstanding	3,249,055	136,681

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$3,875,093	$—
Addition of shares (9,850,000 and 200,014, respectively)	134,255,857	4,537,070
Redemption of shares (3,600,000 and 0, respectively)	(52,612,526)	—

Net addition (redemption) of shares (6,250,000 and 200,014, respectively)	81,643,331	4,537,070

Net investment income (loss)	(402,783)	(2,370)
Net realized gain (loss)	(19,629,874)	(723,574)
Change in net unrealized appreciation/depreciation	2,117,044	63,967

Net income (loss)	(17,915,613)	(661,977)

Shareholders’ equity, end of period	$67,602,811	$3,875,093

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$(17,915,613)	$(661,977)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for forward agreements	540,000	(540,000)
(Increase) in segregated cash balances with brokers for futures contracts	(113,167)	(27,749)
Net purchase of short-term U.S. government and agency obligations	(66,312,955)	—
Change in unrealized appreciation/depreciation on investments	(2,055,214)	(86,657)
Decrease (Increase) in receivable from Sponsor	51,088	(51,088)
Amortization of offering cost	284,355	(284,355)
Increase (Decrease) in management fee payable	53,966	—
(Decrease) Increase in payable on futures contracts	(10,931)	10,931
(Decrease) Increase in accounts payable	(208,046)	208,046

Net cash provided by (used in) operating activities	(85,686,517)	(1,432,849)

Cash flow from financing activities
Proceeds from addition of shares	134,255,857	4,537,070
Payment on shares redeemed	(51,597,771)	—

Net cash provided by (used in) financing activities	82,658,086	4,537,070

Net increase (decrease) in cash	(3,028,431)	3,104,221
Cash, beginning of period	3,104,221	—

Cash, end of period	$75,790	$3,104,221

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	December 31, 2008
Assets
Cash	$75,670	$8,641,327
Segregated cash balances with brokers for futures contracts	928,138	73,705
Short-term U.S. government and agency obligations (Note 3) (cost $157,779,376 and $0, respectively)	157,772,073	—
Receivable from capital shares sold	—	1,469,530
Receivable on open futures contracts	—	24,488
Receivable from Sponsor	—	30,776
Offering costs (Note 5)	—	71,126

Total assets	158,775,881	10,310,952

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	6,007,423	—
Management fee payable	123,889	—
Accounts payable	—	42,976
Unrealized depreciation on forward agreements	7,228,187	256,827

Total liabilities	13,359,499	299,803

Shareholders’ equity
Paid-in capital	109,869,748	9,881,413
Accumulated earnings (deficit)	35,546,634	129,736

Total shareholders’ equity	145,416,382	10,011,149

Total liabilities and shareholders’ equity	$158,775,881	$10,310,952

Shares outstanding	2,550,014	350,014

Net asset value per share	$57.03	$28.60

Market value per share (Note 2)	$56.15	$31.50

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

	Principal Amount	Value
Short-term U.S. government and agency obligations (108% of shareholders’ equity)
Federal Agricultural Mortgage Corp., Discount Notes:
0.010% due 01/07/10	$32,000,000	$31,999,947
Federal Home Loan Bank, Discount Notes:
0.001% due 01/27/10	24,866,000	24,865,981
U.S. Treasury Bills:
0.010% due 02/04/10	40,000,000	39,999,611
0.035% due 02/25/10†	11,000,000	10,999,420
0.260% due 08/26/10†	50,000,000	49,907,114

Total short-term U.S. government and agency obligations (cost $157,779,376)		$157,772,073

Futures Contracts Purchased

		Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires March 2010		160	$13,476,000	$(568,800)

Forward Agreements^
	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	01/04/10	$4,120,800	$70,017,337	$(1,908,743)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	01/04/10	12,210,000	207,462,552	(5,319,444)

				$(7,228,187)

^	The positions and counterparties herein are as of December 31, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.
†	All or partial amount segregated as collateral for forward agreements.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

Futures Contracts Purchased

		Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires March 2009		12	$647,700	$(8,045)

Forward Agreements
	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	01/07/09	$1,796,400	$19,383,336	$(256,827)

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$28,466	$—

Expenses
Management fee	710,900	—
Brokerage commissions	5,134	65
Organization costs	—	27,952
Offering costs	71,126	6,370
Limitation by Sponsor	—	(30,776)

Total expenses	787,160	3,611

Net investment income (loss)	(758,694)	(3,611)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,910,810	10,196
Forward agreements	41,804,200	388,023

Net realized gain (loss)	43,715,010	398,219

Change in net unrealized appreciation/depreciation on
Futures contracts	(560,755)	(8,045)
Forward agreements	(6,971,360)	(256,827)
Short-term U.S. government and agency obligations	(7,303)	—

Change in net unrealized appreciation/depreciation	(7,539,418)	(264,872)

Net realized and unrealized gain (loss)	36,175,592	133,347

Net income (loss)	$35,416,898	$129,736

Net income (loss) per weighted-average share	$21.35	$0.76

Weighted-average shares outstanding	1,659,192	170,014

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$10,011,149	$—

Addition of shares (3,500,000 and 350,014, respectively)	161,850,670	9,881,413
Redemption of shares (1,300,000 and 0, respectively)	(61,862,335)	—

Net addition (redemption) of shares (2,200,000 and 350,014, respectively)	99,988,335	9,881,413

Net investment income (loss)	(758,694)	(3,611)
Net realized gain (loss)	43,715,010	398,219
Change in net unrealized appreciation/depreciation	(7,539,418)	(264,872)

Net income (loss)	35,416,898	129,736

Shareholders’ equity, end of period	$145,416,382	$10,011,149

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$35,416,898	$129,736
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances with brokers for futures contracts	(854,433)	(73,705)
Net purchase of short-term U.S. government and agency obligations	(157,779,376)	—
Decrease (Increase) in receivable on futures contracts	24,488	(24,488)
Change in unrealized appreciation/depreciation on investments	6,978,663	256,827
Decrease (Increase) in receivable from Sponsor	30,776	(30,776)
Amortization of offering cost	71,126	(71,126)
Increase (Decrease) in management fee payable	123,889	—
(Decrease) Increase in accounts payable	(42,976)	42,976

Net cash provided by (used in) operating activities	(116,030,945)	229,444

Cash flow from financing activities
Proceeds from addition of shares	163,320,200	8,411,883
Payment on shares redeemed	(55,854,912)	—

Net cash provided by (used in) financing activities	107,465,288	8,411,883

Net increase (decrease) in cash	(8,565,657)	8,641,327
Cash, beginning of period	8,641,327	—

Cash, end of period	$75,670	$8,641,327

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	December 31, 2008
Assets
Cash	$78,312	$992,121
Segregated cash balances for forward agreements	—	820,000
Segregated cash balances with brokers for futures contracts	447,653	22,280
Short-term U.S. government and agency obligations (Note 3) (cost $64,775,162 and $0, respectively)	64,772,241	—
Unrealized appreciation on forward agreements	2,859,064	47,484
Receivable from Sponsor	—	38,902
Offering costs (Note 5)	—	142,197

Total assets	68,157,270	2,062,984

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,588,515	—
Payable on open futures contracts	—	5,171
Management fee payable	52,610	—
Accounts payable	—	97,742

Total liabilities	3,641,125	102,913

Shareholders’ equity
Paid-in capital	103,237,063	2,500,900
Accumulated earnings (deficit)	(38,720,918)	(540,829)

Total shareholders’ equity	64,516,145	1,960,071

Total liabilities and shareholders’ equity	$68,157,270	$2,062,984

Shares outstanding	13,700,014	100,014

Net asset value per share	$4.71	$19.60

Market value per share (Note 2)	$4.79	$17.51

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

	Principal Amount	Value
Short-term U.S. government and agency obligations (101% of shareholders’ equity)
Federal Agricultural Mortgage Corp., Discount Notes:
0.010% due 01/07/10	$18,000,000	$17,999,970
Federal Home Loan Bank, Discount Notes:
0.001% due 01/27/10	10,810,000	10,809,992
U.S. Treasury Bills:
0.010% due 02/04/10	8,000,000	7,999,922
0.040% due 02/25/10†	8,000,000	7,999,511
0.260% due 08/26/10†	20,000,000	19,962,846

Total short-term U.S. government and agency obligations (cost $64,775,162)		$64,772,241

Futures Contracts Sold

		Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires March 2010		77	$6,485,325	$184,735

Forward Agreements^
	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	01/04/10	$(1,837,500)	$(31,221,330)	$787,670
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	01/04/10	(5,363,000)	(91,123,806)	2,071,394

				$2,859,064

^	The positions and counterparties herein are as of December 31, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.
†	All or partial amount segregated as collateral for forward agreements.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

Futures Contracts Sold

		Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires March 2009		2	$107,950	$(650)

Forward Agreements
	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	01/07/09	$(353,100)	$(3,809,984)	$47,484

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$15,541	$—

Expenses
Management fee	257,865	—
Brokerage commissions	4,382	85
Organization costs	—	27,953
Offering costs	142,197	12,734
Limitation by Sponsor	—	(38,902)

Total expenses	404,444	1,870

Net investment income (loss)	(388,903)	(1,870)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(664,595)	(22,030)
Forward agreements	(40,120,635)	(563,763)

Net realized gain (loss)	(40,785,230)	(585,793)

Change in net unrealized appreciation/depreciation on
Futures contracts	185,385	(650)
Forward agreements	2,811,580	47,484
Short-term U.S. government and agency obligations	(2,921)	—

Change in net unrealized appreciation/depreciation	2,994,044	46,834

Net realized and unrealized gain (loss)	(37,791,186)	(538,959)

Net income (loss)	$(38,180,089)	$(540,829)

Net income (loss) per weighted-average share	$(5.89)	$(5.41)

Weighted-average shares outstanding	6,478,233	100,014

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$1,960,071	$—
Addition of shares (23,250,000 and 100,014, respectively)	178,025,835	2,500,900
Redemption of shares (9,650,000 and 0, respectively)	(77,289,672)	—

Net addition (redemption) of shares (13,600,000 and 100,014, respectively)	100,736,163	2,500,900

Net investment income (loss)	(388,903)	(1,870)
Net realized gain (loss)	(40,785,230)	(585,793)
Change in net unrealized appreciation/depreciation	2,994,044	46,834

Net income (loss)	(38,180,089)	(540,829)

Shareholders’ equity, end of period	$64,516,145	$1,960,071

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$(38,180,089)	$(540,829)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances with brokers for futures contracts	(425,373)	(22,280)
Decrease (Increase) in segregated cash balances for forward agreements	820,000	(820,000)
Net purchase of short-term U.S. government and agency obligations	(64,775,162)	—
Change in unrealized appreciation/depreciation on investments	(2,808,659)	(47,484)
Decrease (Increase) in receivable from Sponsor	38,902	(38,902)
Amortization of offering cost	142,197	(142,197)
Increase (Decrease) in management fee payable	52,610	—
(Decrease) Increase in accounts payable	(97,742)	97,742
(Decrease) Increase in payable on open futures contracts	(5,171)	5,171

Net cash provided by (used in) operating activities	(105,238,487)	(1,508,779)

Cash flow from financing activities
Proceeds from addition of shares	178,025,835	2,500,900
Payment on shares redeemed	(73,701,157)	—

Net cash provided by (used in) financing activities	104,324,678	2,500,900

Net increase (decrease) in cash	(913,809)	992,121
Cash, beginning of period	992,121	—

Cash, end of period	$78,312	$992,121

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	December 31, 2008
Assets
Cash	$79,160	$4,467,380
Short-term U.S. government and agency obligations (Note 3) (cost $7,736,562 and $0, respectively)	7,736,270	—
Receivable from Sponsor	—	32,913
Offering costs (Note 5)	—	69,640

Total assets	7,815,430	4,569,933

Liabilities and shareholders’ equity
Liabilities
Management fee payable	6,315	—
Accounts payable	—	42,977
Unrealized depreciation on foreign currency forward contracts	277,258	140,545

Total liabilities	283,573	183,522

Shareholders’ equity
Paid-in capital	6,602,808	3,958,670
Accumulated earnings (deficit)	929,049	427,741

Total shareholders’ equity	7,531,857	4,386,411

Total liabilities and shareholders’ equity	$7,815,430	$4,569,933

Shares outstanding	250,014	150,014

Net asset value per share	$30.13	$29.24

Market value per share (Note 2)	$30.17	$29.49

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

	Principal Amount	Value
Short-term U.S. government and agency obligations (103% of shareholders’ equity)
Federal Agricultural Mortgage Corp., Discount Notes:
0.010% due 01/07/10	$3,000,000	$2,999,995
Federal Home Loan Bank, Discount Notes:
0.001% due 01/27/10	2,610,000	2,609,998
U.S. Treasury Bills:
0.040% due 02/25/10	130,000	129,992
0.260% due 08/26/10†	2,000,000	1,996,285

Total short-term U.S. government and agency obligations (cost $7,736,562)		$7,736,270

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/08/10	4,573,425	$6,546,398	$(117,213)
Euro with UBS AG	01/08/10	6,184,000	8,851,774	(160,354)

				$(277,567)

Contracts to Sell
Euro with Goldman Sachs International	01/08/10	(71,600)	$(102,488)	$(74)
Euro with UBS AG	01/08/10	(144,700)	(207,124)	383

				$309

^	The positions and counterparties herein are as of December 31, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
†	All or partial amount segregated as collateral for foreign currency forward contracts.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

Foreign Currency Forward Contracts

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/09/09	6,513,500	$9,095,543	$(141,252)

Contracts to Sell
Euro with Goldman Sachs International	01/09/09	(227,000)	$(316,986)	$707

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$2,956	$—

Expenses
Management fee	7,827	—
Organization costs	—	27,952
Offering costs	69,640	7,855
Limitation by Sponsor	(13,795)	(32,913)

Total expenses	63,672	2,894

Net investment income (loss)	(60,716)	(2,894)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	699,029	571,180

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(136,713)	(140,545)
Short-term U.S. government and agency obligations	(292)	—

Change in net unrealized appreciation/depreciation	(137,005)	(140,545)

Net realized and unrealized gain (loss)	562,024	430,635

Net income (loss)	$501,308	$427,741

Net income (loss) per weighted-average share	$2.18	$3.86

Weighted-average shares outstanding	230,014	110,825

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$4,386,411	$—
Addition of shares (150,000 and 150,014, respectively)	3,982,252	3,958,670
Redemption of shares (50,000 and 0, respectively)	(1,338,114)	—

Net addition (redemption) of shares (100,000 and 150,014, respectively)	2,644,138	3,958,670

Net investment income (loss)	(60,716)	(2,894)
Net realized gain (loss)	699,029	571,180
Change in net unrealized appreciation/depreciation	(137,005)	(140,545)

Net income (loss)	501,308	427,741

Shareholders’ equity, end of period	$7,531,857	$4,386,411

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$501,308	$427,741
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net purchase of short-term U.S. government and agency obligations	(7,736,562)	—
Change in unrealized appreciation/depreciation on investments	137,005	140,545
Decrease (Increase) in receivable from Sponsor	32,913	(32,913)
Amortization of offering cost	69,640	(69,640)
Increase (Decrease) in management fee payable	6,315	—
(Decrease) Increase in accounts payable	(42,977)	42,977

Net cash provided by (used in) operating activities	(7,032,358)	508,710

Cash flow from financing activities
Proceeds from addition of shares	3,982,252	3,958,670
Payment on shares redeemed	(1,338,114)	—

Net cash provided by (used in) financing activities	2,644,138	3,958,670

Net increase (decrease) in cash	(4,388,220)	4,467,380
Cash, beginning of period	4,467,380	—

Cash, end of period	$79,160	$4,467,380

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	December 31, 2008
Assets
Cash	$76,035	$7,121,112
Short-term U.S. government and agency obligations (Note 3) (cost $98,876,200 and $0, respectively)	98,870,358	—
Unrealized appreciation on foreign currency forward contracts	1,954,967	151,153
Receivable from Sponsor	—	32,234
Offering costs (Note 5)	—	69,641

Total assets	100,901,360	7,374,140

Liabilities and shareholders’ equity
Liabilities
Management fee payable	53,574	—
Accounts payable	—	42,977

Total liabilities	53,574	42,977

Shareholders’ equity
Paid-in capital	110,049,449	7,676,890
Accumulated earnings (deficit)	(9,201,663)	(345,727)

Total shareholders’ equity	100,847,786	7,331,163

Total liabilities and shareholders’ equity	$100,901,360	$7,374,140

Shares outstanding	5,400,014	350,014

Net asset value per share	$18.68	$20.95

Market value per share (Note 2)	$18.70	$21.26

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

	Principal Amount	Value
Short-term U.S. government and agency obligations (98% of shareholders’ equity)
Federal Agricultural Mortgage Corp., Discount Notes:
0.010% due 01/07/10	$15,000,000	$14,999,975
Federal Home Loan Bank, Discount Notes:
0.001% due 01/27/10	13,695,000	13,694,990
U.S. Treasury Bills:
0.010% due 02/04/10	30,000,000	29,999,717
0.040% due 02/25/10	250,000	249,985
0.260% due 08/26/10†	40,000,000	39,925,691

Total short-term U.S. government and agency obligations (cost $98,876,200)		$98,870,358

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/08/10	3,298,800	$4,721,901	$(10,410)

Contracts to Sell
Euro with Goldman Sachs International	01/08/10	(62,465,425)	$(89,412,976)	$782,795
Euro with UBS AG	01/08/10	(81,656,800)	(116,883,500)	1,182,582

				$1,965,377

^	The positions and counterparties herein are as of December 31, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
†	All or partial amount segregated as collateral for foreign currency forward contracts.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

Foreign Currency Forward Contracts

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/09/09	670,400	$936,156	$(10,715)

Contracts to Sell
Euro with Goldman Sachs International	01/09/09	(11,163,500)	$(15,588,868)	$161,868

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$23,700	$—

Expenses
Management fee	303,788	—
Organization costs	—	27,952
Offering costs	69,641	7,856
Limitation by Sponsor	—	(32,234)

Total expenses	373,429	3,574

Net investment income (loss)	(349,729)	(3,574)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(10,304,179)	(493,306)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	1,803,814	151,153
Short-term U.S. government and agency obligations	(5,842)	—

Change in net unrealized appreciation/depreciation	1,797,972	151,153

Net realized and unrealized gain (loss)	(8,506,207)	(342,153)

Net income (loss)	$(8,855,936)	$(345,727)

Net income (loss) per weighted-average share	$(4.45)	$(2.06)

Weighted-average shares outstanding	1,989,603	167,582

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$7,331,163	$—
Addition of shares (6,050,000 and 350,014, respectively)	123,512,066	7,676,890
Redemption of shares (1,000,000 and 0, respectively)	(21,139,507)	—

Net addition (redemption) of shares (5,050,000 and 350,014, respectively)	102,372,559	7,676,890

Net investment income (loss)	(349,729)	(3,574)
Net realized gain (loss)	(10,304,179)	(493,306)
Change in net unrealized appreciation/depreciation	1,797,972	151,153

Net income (loss)	(8,855,936)	(345,727)

Shareholders’ equity, end of period	$100,847,786	$7,331,163

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$(8,855,936)	$(345,727)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net purchase of short-term U.S. government and agency obligations	(98,876,200)	—
Change in unrealized appreciation/depreciation on investments	(1,797,972)	(151,153)
Decrease (Increase) in receivable from Sponsor	32,234	(32,234)
Amortization of offering cost	69,641	(69,641)
Increase (Decrease) in management fee payable	53,574	—
(Decrease) Increase in accounts payable	(42,977)	42,977

Net cash provided by (used in) operating activities	(109,417,636)	(555,778)

Cash flow from financing activities
Proceeds from addition of shares	123,512,066	7,676,890
Payment on shares redeemed	(21,139,507)	—

Net cash provided by (used in) financing activities	102,372,559	7,676,890

Net increase (decrease) in cash	(7,045,077)	7,121,112
Cash, beginning of period	7,121,112	—

Cash, end of period	$76,035	$7,121,112

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	December 31, 2008
Assets
Cash	$85,344	$2,986,826
Short-term U.S. government and agency obligations (Note 3) (cost $4,155,279 and $0, respectively)	4,155,133	—
Receivable from Sponsor	—	33,137
Offering costs (Note 5)	—	69,639

Total assets	4,240,477	3,089,602

Liabilities and shareholders’ equity
Liabilities
Management fee payable	3,397	—
Accounts payable	—	42,975
Unrealized depreciation on foreign currency forward contracts	315,813	201,574

Total liabilities	319,210	244,549

Shareholders’ equity
Paid-in capital	3,969,617	2,500,350
Accumulated earnings (deficit)	(48,350)	344,703

Total shareholders’ equity	3,921,267	2,845,053

Total liabilities and shareholders’ equity	$4,240,477	$3,089,602

Shares outstanding	150,014	100,014

Net asset value per share	$26.14	$28.45

Market value per share (Note 2)	$26.58	$28.66

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

	Principal Amount	Value
Short-term U.S. government and agency obligations (106% of shareholders’ equity)
Federal Home Loan Bank, Discount Notes:
0.001% due 01/27/10	$3,037,000	$3,036,998
U.S. Treasury Bills:
0.040% due 02/25/10	120,000	119,993
0.260% due 08/26/10†	1,000,000	998,142

Total short-term U.S. government and agency obligations (cost $4,155,279)		$4,155,133

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	01/08/10	409,800,000	$4,400,924	$(173,671)
Yen with UBS AG	01/08/10	349,710,000	3,755,606	(147,277)

				$(320,948)

Contracts to Sell
Yen with Goldman Sachs International	01/08/10	(20,780,000)	$(223,161)	$3,211
Yen with UBS AG	01/08/10	(8,190,000)	(87,954)	1,924

				$5,135

^	The positions and counterparties herein are as of December 31, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
†	All or partial amount segregated as collateral for foreign currency forward contracts.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

Foreign Currency Forward Contracts

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	01/09/09	542,135,000	$5,974,006	$(203,885)

Contracts to Sell
Yen with Goldman Sachs International	01/09/09	(25,660,000)	$(282,758)	$2,311

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$1,709	$—

Expenses
Management fee	4,210	—
Organization costs	—	27,952
Offering costs	69,639	7,856
Limitation by Sponsor	(35,417)	(33,137)

Total expenses	38,432	2,671

Net investment income (loss)	(36,723)	(2,671)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(241,945)	548,948

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(114,239)	(201,574)
Short-term U.S. government and agency obligations	(146)	—

Change in net unrealized appreciation/depreciation	(114,385)	(201,574)

Net realized and unrealized gain (loss)	(356,330)	347,374

Net income (loss)	$(393,053)	$344,703

Net income (loss) per weighted-average share	$(2.55)	$3.45

Weighted-average shares outstanding	154,124	100,014

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$2,845,053	$—
Addition of shares (100,000 and 100,014, respectively)	2,725,367	2,500,350
Redemption of shares (50,000 and 0, respectively)	(1,256,100)	—

Net addition (redemption) of shares (50,000 and 100,014, respectively)	1,469,267	2,500,350

Net investment income (loss)	(36,723)	(2,671)
Net realized gain (loss)	(241,945)	548,948
Change in net unrealized appreciation/depreciation	(114,385)	(201,574)

Net income (loss)	(393,053)	344,703

Shareholders’ equity, end of period	$3,921,267	$2,845,053

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$(393,053)	$344,703
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net purchase of short-term U.S. government and agency obligations	(4,155,279)	—
Change in unrealized appreciation/depreciation on investments	114,385	201,574
Decrease (Increase) in receivable from Sponsor	33,137	(33,137)
Amortization of offering cost	69,639	(69,639)
Increase (Decrease) in management fee payable	3,397	—
(Decrease) Increase in accounts payable	(42,975)	42,975

Net cash provided by (used in) operating activities	(4,370,749)	486,476

Cash flow from financing activities
Proceeds from addition of shares	2,725,367	2,500,350
Payment on shares redeemed	(1,256,100)	—

Net cash provided by (used in) financing activities	1,469,267	2,500,350

Net increase (decrease) in cash	(2,901,482)	2,986,826
Cash, beginning of period	2,986,826	—

Cash, end of period	$85,344	$2,986,826

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	December 31, 2008
Assets
Cash	$75,424	$1,970,377
Short-term U.S. government and agency obligations (Note 3) (cost $62,597,986 and $0, respectively)	62,595,795	—
Unrealized appreciation on foreign currency forward contracts	4,865,068	135,917
Receivable from Sponsor	—	33,660
Offering costs (Note 5)	—	69,641

Total assets	67,536,287	2,209,595

Liabilities and shareholders’ equity
Liabilities
Management fee payable	48,370	—
Accounts payable	—	42,978

Total liabilities	48,370	42,978

Shareholders’ equity
Paid-in capital	69,482,929	2,500,350
Accumulated earnings (deficit)	(1,995,012)	(333,733)

Total shareholders’ equity	67,487,917	2,166,617

Total liabilities and shareholders’ equity	$67,536,287	$2,209,595

Shares outstanding	3,150,014	100,014

Net asset value per share	$21.42	$21.66

Market value per share (Note 2)	$21.30	$21.85

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

	Principal Amount	Value
Short-term U.S. government and agency obligations (93% of shareholders’ equity)
Federal Agricultural Mortgage Corp., Discount Notes:
0.010% due 01/07/10	$18,000,000	$17,999,970
Federal Home Loan Bank, Discount Notes:
0.001% due 01/27/10	7,944,000	7,943,994
U.S. Treasury Bills:
0.010% due 02/04/10	18,000,000	17,999,830
0.024% due 02/25/10	3,680,000	3,679,867
0.260% due 08/26/10†	15,000,000	14,972,134

Total short-term U.S. government and agency obligations (cost $62,597,986)		$62,595,795

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	01/08/10	87,770,000	$942,580	$(15,760)

Contracts to Sell
Yen with Goldman Sachs International	01/08/10	(6,109,260,000)	$(65,608,565)	$2,308,309
Yen with UBS AG	01/08/10	(6,534,450,000)	(70,174,765)	2,572,519

				$4,880,828

^	The positions and counterparties herein are as of December 31, 2009. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
†	All or partial amount segregated as collateral for foreign currency forward contracts.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

Foreign Currency Forward Contracts

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	01/09/09	30,925,000	$340,775	$(8,646)

Contracts to Sell
Yen with Goldman Sachs International	01/09/09	(423,900,000)	$(4,671,126)	$144,563

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$25,604	$—

Expenses
Management fee	304,905	—
Organization costs	—	27,952
Offering costs	69,641	7,856
Limitation by Sponsor	—	(33,660)

Total expenses	374,546	2,148

Net investment income (loss)	(348,942)	(2,148)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(6,039,297)	(467,502)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	4,729,151	135,917
Short-term U.S. government and agency obligations	(2,191)	—

Change in net unrealized appreciation/depreciation	4,726,960	135,917

Net realized and unrealized gain (loss)	(1,312,337)	(331,585)

Net income (loss)	$(1,661,279)	$(333,733)

Net income (loss) per weighted-average share	$(0.95)	$(3.34)

Weighted-average shares outstanding	1,751,521	100,014

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$2,166,617	$—
Addition of shares (4,950,000 and 100,014, respectively)	110,783,920	2,500,350
Redemption of shares (1,900,000 and 0, respectively)	(43,801,341)	—

Net addition (redemption) of shares (3,050,000 and 100,014, respectively)	66,982,579	2,500,350

Net investment income (loss)	(348,942)	(2,148)
Net realized gain (loss)	(6,039,297)	(467,502)
Change in net unrealized appreciation/depreciation	4,726,960	135,917

Net income (loss)	(1,661,279)	(333,733)

Shareholders’ equity, end of period	$67,487,917	$2,166,617

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$(1,661,279)	$(333,733)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net purchase of short-term U.S. government and agency obligations	(62,597,986)	—
Change in unrealized appreciation/depreciation on investments	(4,726,960)	(135,917)
Decrease (Increase) in receivable from Sponsor	33,660	(33,660)
Amortization of offering cost	69,641	(69,641)
Increase (Decrease) in management fee payable	48,370	—
(Decrease) Increase in accounts payable	(42,978)	42,978

Net cash provided by (used in) operating activities	(68,877,532)	(529,973)

Cash flow from financing activities
Proceeds from addition of shares	110,783,920	2,500,350
Payment on shares redeemed	(43,801,341)	—

Net cash provided by (used in) financing activities	66,982,579	2,500,350

Net increase (decrease) in cash	(1,894,953)	1,970,377
Cash, beginning of period	1,970,377	—

Cash, end of period	$75,424	$1,970,377

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

The Funds do not seek to achieve their stated investment objective over a period of time greater than one day because mathematical compounding prevents the Funds from achieving such results. Accordingly, results over periods of time greater than one day should not be expected to be a simple multiple (+200 or –200%) of the period return of the corresponding benchmark and will likely differ significantly. Investors should monitor their ProShares holdings consistent with their strategies, as frequently as daily.

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

Statement of Cash Flows

The cash amount shown in the Statement of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated December 31, 2009, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Funds’ final net asset value for creation and redemption of fund shares for the year ended December 31, 2009 were as follows. All times are Eastern Time:

	NAV Calculation Time	NAV Calculation Date
UltraSilver, UltraShort Silver	7:00 A.M.	December 31
Ultra Gold, UltraShort Gold	10:00 A.M.	December 30
Ultra DJ-UBS Commodity, UltraShort DJ-UBS Commodity	2:30 P.M.	December 31
Ultra DJ-UBS Crude Oil, UltraShort DJ-UBS Crude Oil	2:30 P.M.	December 31
Ultra Euro, UltraShort Euro	4:00 P.M.	December 31
Ultra Yen, UltraShort Yen	4:00 P.M.	December 31

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months and the year ended December 31, 2009.

Market value per share is determined at the close of the New York Stock Exchange and may be later than when the Funds’ NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differs from those used in the calculation of some Funds’ final creation/redemption NAV for the three months and the year ended December 31, 2009.

Investment Valuation

Short-term investments are valued at amortized cost to the extent that it approximates value. Treasury securities having a maturity of greater than sixty days are valued at market price.

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

The following table summarizes the valuation of investments at December 31, 2009 using the fair value hierarchy:

	LEVEL I – Quoted Prices		LEVEL II – Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts	Short-Term U.S. Government and Agencies	Forward Agreements	Swap Agreements	Total
Ultra DJ-UBS Commodity	$7,985,138	$—	$10,517,914	$—	$1,177,968	$19,681,020
UltraShort DJ-UBS Commodity	998,142	—	1,569,999	—	(216,605)	2,351,536
Ultra DJ-UBS Crude Oil	124,767,785	16,877,800	198,258,282	—	21,129,076	361,032,943
UltraShort DJ-UBS Crude Oil	24,953,557	(3,063,900)	41,541,751	—	(982,489)	62,448,919
Ultra Gold	19,962,846	(194,200)	148,122,824	(5,234,260)	—	162,657,210
UltraShort Gold	14,972,134	39,140	51,338,630	2,144,062	—	68,493,966
Ultra Silver	49,907,114	(568,800)	107,864,959	(7,228,187)	—	149,975,086
UltraShort Silver	19,962,846	184,735	44,809,395	2,859,064	—	67,816,040
Ultra Euro	1,996,285	—	5,739,985	(277,258)	—	7,459,012
UltraShort Euro	39,925,691	—	58,944,667	1,954,967	—	100,825,325
Ultra Yen	998,142	—	3,156,991	(315,813)	—	3,839,320
UltraShort Yen	14,972,134	—	47,623,661	4,865,068	—	67,460,863

At December 31, 2009, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The following table summarizes the valuation of investments at December 31, 2008 using the fair value hierarchy:

	LEVEL I – Quoted Prices	LEVEL II – Other Significant Observable Inputs
	Futures Contracts	Forward Agreements	Swap Agreements	Total
Ultra DJ-UBS Commodity	$—	$—	$184,583	$184,583
UltraShort DJ-UBS Commodity	—	—	(426,201)	(426,201)
Ultra DJ-UBS Crude Oil	12,678,400	—	—	12,678,400
UltraShort DJ-UBS Crude Oil	(3,550,590)	—	—	(3,550,590)
Ultra Gold	39,770	(586,254)	—	(546,484)
UltraShort Gold	(22,690)	86,657	—	63,967
Ultra Silver	(8,045)	(256,827)	—	(264,872)
UltraShort Silver	(650)	47,484	—	46,834
Ultra Euro	—	(140,545)	—	(140,545)
UltraShort Euro	—	151,153	—	151,153
Ultra Yen	—	(201,574)	—	(201,574)
UltraShort Yen	—	135,917	—	135,917

At December 31, 2008, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

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

Management of the Funds has reviewed all open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken under the interpretation to determine if adjustments to conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the Financial Accounting Standards Board and on-going analysis of tax law, regulation, and interpretations thereof.

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

The net amount of the excess, if any, of each Fund’s obligations over its entitlements with respect to each swap agreement is accrued on a daily basis and an amount of cash and/or securities having an aggregate NAV at least equal to such accrued excess is maintained in a segregated account by the Funds’ Custodian. Until a swap agreement is settled in cash, the gain or loss on the notional amount less any transaction costs or trading spreads payable by each Fund on the notional amount are recorded as “unrealized appreciation or depreciation on swap agreements” and, when cash is exchanged, the gain or loss realized is recorded as “realized gains or losses on swap agreements.” Swap agreements are generally valued at the last settled price of the benchmark referenced Index.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlation between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will enter into swap agreements only with large, well-capitalized and well established financial institutions. The creditworthiness of each of the firms which is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties and limiting the net amount due from any individual counterparty. All of the outstanding swap agreements at December 31, 2009 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

The Funds collateralize swap agreements with cash and/or certain securities as indicated on the Statements of Financial Condition or Schedules of Investments and such collateral is held for the benefit of the counterparty in a segregated account at the Custodian to protect the counterparty against non-payment by the Funds. In the event of a default by the counterparty, the Funds will seek return of this collateral and may incur certain costs and time delays in exercising its right with respect to the collateral.

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

Forward contracts are, in general, not cleared or guaranteed by a third party. The Funds may collateralize forward commodity contracts with cash and/or certain securities as indicated on their Statements of Financial Condition or Schedules of Investments and such collateral is held for the benefit of the counterparty in a segregated account at the Custodian to protect the counterparty against non-payment by the Funds. In the event of a default by the counterparty, the Funds will seek return of this collateral and may incur certain costs exercising its right with respect to the collateral.

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

Fair Value of Derivative Instruments

As of December 31, 2009

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments under Statement No. 133	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$1,177,968		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$216,605
		ProShares Ultra DJ-UBS Crude Oil	38,006,876	**		ProShares UltraShort DJ-UBS Crude Oil	4,046,389	**
		ProShares UltraShort Gold	2,183,202	**		ProShares Ultra Gold	5,428,460	**
		ProShares UltraShort Silver	3,043,799	**		ProShares Ultra Silver	7,796,987	**

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	383		Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	277,641
		ProShares UltraShort Euro	1,965,377			ProShares UltraShort Euro	10,410
		ProShares Ultra Yen	5,135			ProShares Ultra Yen	320,948
		ProShares UltraShort Yen	4,880,828			ProShares UltraShort Yen	15,760

**	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

As of December 31, 2008

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments under Statement No. 133	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$184,583		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$426,201
		ProShares Ultra DJ-UBS Crude Oil	12,678,400	**		ProShares UltraShort DJ-UBS Crude Oil	3,550,590	**
		ProShares Ultra Gold	39,770	**		ProShares Ultra Gold	586,254
		ProShares UltraShort Gold	86,657			ProShares UltraShort Gold	22,690	**
		ProShares UltraShort Silver	47,484			ProShares Ultra Silver	264,872	**
						ProShares UltraShort Silver	650	**

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward agreements	ProShares UltraShort Euro	151,153		Unrealized depreciation on foreign currency forward agreements	ProShares Ultra Euro	140,545
		ProShares UltraShort Yen	135,917			ProShares Ultra Yen	201,574

**	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2009

Derivatives not accounted for as hedging instruments under Statement No. 133	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on transactions from futures, swaps, and/or forwards/changes in unrealized appreciation/depreciation of futures, swaps, and/or forwards	ProShares Ultra DJ-UBS Commodity	$4,280,412	$993,385
		ProShares UltraShort DJ-UBS Commodity	(2,479,160)	209,596
		ProShares Ultra DJ-UBS Crude Oil	100,784,061	25,328,476
		ProShares UltraShort DJ-UBS Crude Oil	(15,768,595)	(495,799)
		ProShares Ultra Gold	39,926,104	(4,881,976)
		ProShares UltraShort Gold	(19,629,874)	2,119,235
		ProShares Ultra Silver	43,715,010	(7,532,115)
		ProShares UltraShort Silver	(40,785,230)	2,996,965

Foreign Exchange Contracts	Net realized gain (loss) on transactions from foreign currency transactions/changes in unrealized appreciation/depreciation of foreign currency transactions	ProShares Ultra Euro	699,029	(136,713)
		ProShares UltraShort Euro	(10,304,179)	1,803,814
		ProShares Ultra Yen	(241,945)	(114,239)
		ProShares UltraShort Yen	(6,039,297)	4,729,151

The Effect of Derivative Instruments on the Statements of Operations

For the period ended December 31, 2008

Derivatives not accounted for as hedging instruments under Statement No. 133	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on transactions from futures, swaps, and/or forwards/changes in unrealized appreciation/depreciation of futures, swaps, and/or forwards	ProShares Ultra DJ-UBS Commodity*	$(408,251)	$184,583
		ProShares UltraShort DJ-UBS Commodity*	607,967	(426,201)
		ProShares Ultra DJ-UBS Crude Oil*	(2,721,403)	12,678,400
		ProShares UltraShort DJ-UBS Crude Oil*	2,832,831	(3,550,590)
		ProShares Ultra Gold**	2,267,718	(546,484)
		ProShares UltraShort Gold**	(723,574)	63,967
		ProShares Ultra Silver**	398,219	(264,872)
		ProShares UltraShort Silver**	(585,793)	46,834

Foreign Exchange Contracts	Net realized gain (loss) on transactions from foreign currency transactions/changes in unrealized appreciation/depreciation of foreign currency transactions	ProShares Ultra Euro*	571,180	(140,545)
		ProShares UltraShort Euro*	(493,306)	151,153
		ProShares Ultra Yen*	548,948	(201,574)
		ProShares UltaShort Yen*	(467,502)	135,917

*	Commenced investment operations on November 24, 2008.
**	Commenced investment operations on December 1, 2008.

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

NOTE 5 – ORGANIZATION AND OFFERING COSTS

Organization costs are expensed as incurred and offering costs will be amortized by the Funds over a twelve month period on a straight-line basis. The Sponsor did not collect any fee in the first year of operation of each Fund in an amount equal to the organization and offering fees. The Sponsor reimbursed each Fund to the extent that its organization and offering costs exceeded 0.95% of its average daily NAV for the first year of operations. At December 31, 2009, payable for offering costs and payable for organization costs are reflected as accounts payable in the Statements of Financial Condition and the Statements of Cash Flows.

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

Transaction Fees on Creation and Redemption Transactions

Authorized Participants pay a fixed transaction fee of $500 in connection with each order to create or redeem a Creation Unit in order to compensate BBH&Co. for services in processing the creation and redemption of Creation Units. Authorized Participants are required to pay a variable transaction fee of up to 0.10% of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The variable transaction fee is 0.022% for the Commodity Funds and Commodity Index Funds and 0.00% for the Currency Funds. The Sponsor will provide the Authorized Participant with prompt notice in advance of any such waiver or adjustment of transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.

Transaction fees for the year ended December 31, 2009 and the period from commencement of operations through December 31, 2008, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Year Ended December 31, 2009	Period Ended December 31, 2008
Ultra DJ-UBS Commodity	$9,028	$780
UltraShort DJ-UBS Commodity	1,258	550
Ultra DJ-UBS Crude Oil	534,221	23,002
UltraShort DJ-UBS Crude Oil	188,773	5,361
Ultra Gold	64,224	5,619
UltraShort Gold	41,076	998
Ultra Silver	49,367	2,085
UltraShort Silver	56,339	550
Ultra Euro	—	—
UltraShort Euro	—	—
Ultra Yen	—	—
UltraShort Yen	—	—

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the year ended December 31, 2009:

Ultra ProShares

	For the Year Ended December 31, 2009
	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Per Share Operating Performance
Net asset value, at December 31, 2008	$22.1647	$14.7811	$30.8181	$28.6021	$29.2400	$28.4465
Net investment income (loss)	(0.2142)	(0.1024)	(0.3383)	(0.4573)	(0.2640)	(0.2383)
Net realized and unrealized gain (loss)	6.2546	(2.0542)	13.5980	28.8809	1.1497	(2.0689)

Change in net asset value from operations	6.0404	(2.1566)	13.2597	28.4236	0.8857	(2.3072)

Net asset value, at December 31, 2009	$28.2051	$12.6245	$44.0778	$57.0257	$30.1257	$26.1393
Market value per share, at December 31, 2008†	$22.15	$13.69	$31.60	$31.50	$29.49	$28.66

Market value per share, at December 31, 2009†	$28.43	$12.68	$44.68	$56.15	$30.17	$26.58

Total Return, at net asset value	27.25%	(14.59)%	43.03%	99.38%	3.03%	(8.11)%

Total Return, at market value	28.35%	(7.38)%	41.39%	78.25%	2.31%	(7.26)%

Ratios to Average Net Assets
Expense ratio	(0.95)%	(1.04)%	(0.95)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(1.00)%	(0.91)%	(0.92)%	(0.91)%	(0.91)%

UltraShort ProShares
	For the Year Ended December 31, 2009
	UltraShort DJ-UBS Commodity	UltraShort DJ-UBS Crude Oil	UltraShort Gold	UltraShort Silver	UltraShort Euro	UltraShort Yen
Per Share Operating Performance
Net asset value, at December 31, 2008	$26.7951	$29.0040	$19.3741	$19.5980	$20.9453	$21.6631
Net investment income (loss)	(0.1877)	(0.1798)	(0.1240)	(0.0600)	(0.1758)	(0.1992)
Net realized and unrealized gain (loss)	(11.9863)	(15.1356)	(8.7691)	(14.8288)	(2.0940)	(0.0393)

Change in net asset value from operations	(12.1740)	(15.3154)	(8.8931)	(14.8888)	(2.2698)	(0.2385)

Net asset value, at December 31, 2009	$14.6211	$13.6886	$10.4810	$4.7092	$18.6755	$21.4246
Market value per share, at December 31, 2008†	$27.58	$31.66	$19.10	$17.51	$21.26	$21.85

Market value per share, at December 31, 2009†	$14.65	$13.65	$10.35	$4.79	$18.70	$21.30

Total Return, at net asset value	(45.43)%	(52.80)%	(45.90)%	(75.97)%	(10.84)%	(1.10)%

Total Return, at market value	(46.88)%	(56.89)%	(45.81)%	(72.64)%	(12.04)%	(2.52)%

Ratios to Average Net Assets
Expense ratio	(0.95)%	(1.07)%	(0.96)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.93)%	(1.03)%	(0.92)%	(0.92)%	(0.89)%	(0.89)%

Selected data for a Share outstanding throughout the period ended December 31, 2008:

Ultra ProShares
	From Commencement of Operations through December 31, 2008
	Ultra DJ-UBS Commodity*	Ultra DJ-UBS Crude Oil*	Ultra Gold+	Ultra Silver+	Ultra Euro*	Ultra Yen*
Per Share Operating Performance
Net asset value, beginning of period	$25.0000	$25.0000	$25.0000	$25.0000	$25.0000	$25.0000
Net investment income (loss)	(0.0201)	(0.0179)	(0.0234)	(0.0212)	(0.0261)	(0.0267)
Net realized and unrealized gain (loss)	(2.8152)	(10.2010)	5.8415	3.6233	4.2661	3.4732

Change in net asset value from operations	(2.8353)	(10.2189)	5.8181	3.6021	4.2400	3.4465

Net asset value, end of period	$22.1647	$14.7811	$30.8181	$28.6021	$29.2400	$28.4465
Market value per share, beginning of period†	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00

Market value per share, end of period†	$22.15	$13.69	$31.60	$31.50	$29.49	$28.66

Total Return, at net asset value^	(11.34)%	(40.88)%	23.27%	14.41%	16.96%	13.79%

Total Return, at market value^	(11.40)%	(45.24)%	26.40%	26.00%	17.96%	14.64%

Ratios to Average Net Assets**
Expense ratio	(0.95)%	(1.41)%	(0.96)%	(0.97)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.95)%	(1.41)%	(0.96)%	(0.97)%	(0.95)%	(0.95)%

UltraShort ProShares

	UltraShort DJ-UBS Commodity*	UltraShort DJ-UBS Crude Oil*	UltraShort Gold+	UltraShort Silver+	UltraShort Euro*	UltraShort Yen*
Per Share Operating Performance
Net asset value, beginning of period	$25.0000	$25.0000	$25.0000	$25.0000	$25.0000	$25.0000
Net investment income (loss)	(0.0278)	(0.0674)	(0.0173)	(0.0187)	(0.0213)	(0.0215)
Net realized and unrealized gain (loss)	1.8229	4.0714	(5.6086)	(5.3833)	(4.0334)	(3.3154)
Change in net asset value from operations	1.7951	4.0040	(5.6259)	(5.4020)	(4.0547)	(3.3369)
Net asset value, end of period	$26.7951	$29.0040	$19.3741	$19.5980	$20.9453	$21.6631
Market value per share, beginning of period†	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00
Market value per share, end of period†	$27.58	$31.66	$19.10	$17.51	$21.26	$21.85
Total Return, at net asset value^	7.18%	16.02%	(22.50)%	(21.61)%	(16.22)%	(13.35)%
Total Return, at market value^	10.32%	26.64%	(23.60)%	(29.96)%	(14.96)%	(12.60)%

Ratios to Average Net Assets**
Expense ratio	(0.95)%	(1.71)%	(0.97)%	(1.00)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.95)%	(1.71)%	(0.97)%	(1.00)%	(0.95)%	(0.95)%

*	Fund commenced operations on November 24, 2008.
+	Fund commenced operations on December 1, 2008.
^	Percentages are not annualized for the period ended December 31, 2008.
The returns for a share outstanding for 2008 are calculated based on initial offering price upon commencement of investment operations of $25.0000.
**	Percentages are annualized.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

NOTE 8 – RISK

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Funds’ financial statements through the date the financial statements were issued. Management has determined that there are no material events that would require disclosure in its Funds’ financial statements through this date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSHARES TRUST II

/s/ LOUIS MAYBERG
By: Louis Mayberg Principal Executive Officer Date: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LOUIS MAYBERG
By: Louis Mayberg Principal Executive Officer Date: March 1, 2010

/s/ EDWARD KARPOWICZ
By: Edward Karpowicz Principal Financial Officer Date: March 1, 2010