Form 10-Q
period 2010-03-31
ProShares Trust II
filed 2010-05-10
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010 (unaudited)	December 31, 2009
Assets
Cash	$2,771,807	$78,112
Short-term U.S. government and agency obligations (Note 3) (cost $10,231,547 and $18,504,220, respectively)	10,232,735	18,503,052
Unrealized appreciation on swap agreements	—	1,177,968

Total assets	13,004,542	19,759,132

Liabilities and shareholders’ equity
Liabilities
Management fee payable	10,037	15,200
Unrealized depreciation on swap agreements	478,846	—

Total liabilities	488,883	15,200

Shareholders’ equity
Paid-in capital	9,651,811	14,857,362
Accumulated earnings (deficit)	2,863,848	4,886,570

Total shareholders’ equity	12,515,659	19,743,932

Total liabilities and shareholders’ equity	$13,004,542	$19,759,132

Shares outstanding	500,014	700,014

Net asset value per share	$25.03	$28.21

Market value per share (Note 2)	$25.04	$28.43

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

MARCH 31, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (82% of shareholders’ equity)
U.S. Treasury Bills:
0.080% due 04/08/10†	$1,000,000	$999,984
0.120% due 05/20/10	1,000,000	999,800
0.260% due 08/26/10†	5,740,000	5,735,351
0.195% due 09/09/10†	2,500,000	2,497,600

Total short-term U.S. government and agency obligations (cost $10,231,547)		$10,232,735

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	04/06/10	$6,167,454	$(111,661)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	04/06/10	18,876,326	(367,185)

			$(478,846)

^	The positions and counterparties herein are as of March 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

†	All or partial amount segregated as collateral for swap agreements.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Investment Income
Interest	$4,769	$483

Expenses
Management fee	32,051	—
Offering costs	—	19,108
Limitation by Sponsor	—	(3,946)

Total expenses	32,051	15,162

Net investment income (loss)	(27,282)	(14,679)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(341,859)	37,775
Short-term U.S. government and agency obligations	877	—

Net realized gain (loss)	(340,982)	37,775

Change in net unrealized appreciation/depreciation on
Swap agreements	(1,656,814)	(984,387)
Short-term U.S. government and agency obligations	2,356	—

Change in net unrealized appreciation/depreciation	(1,654,458)	(984,387)

Net realized and unrealized gain (loss)	(1,995,440)	(946,612)

Net income (loss)	$(2,022,722)	$(961,291)

Net income (loss) per weighted-average share	$(3.87)	$(2.82)

Weighted-average shares outstanding	522,792	340,570

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$19,743,932

Addition of 100,000 shares	2,604,725
Redemption of 300,000 shares	(7,810,276)

Net addition (redemption) of (200,000) shares	(5,205,551)

Net investment income (loss)	(27,282)
Net realized gain (loss)	(340,982)
Change in net unrealized appreciation/depreciation	(1,654,458)

Net income (loss)	(2,022,722)

Shareholders’ equity, at March 31, 2010	$12,515,659

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash flow from operating activities
Net income (loss)	$(2,022,722)	$(961,291)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for swap agreements	—	(5,110,000)
Net sale (purchase) of short-term U.S. government and agency obligations	8,272,673	(3,501,897)
Change in unrealized appreciation/depreciation on investments	1,654,458	984,387
(Increase) in receivable from Sponsor	—	(3,946)
Amortization of offering cost	—	19,108
(Decrease) in management fee payable	(5,163)	—

Net cash provided by (used in) operating activities	7,899,246	(8,573,639)

Cash flow from financing activities
Proceeds from addition of shares	2,604,725	10,807,188
Payment on shares redeemed	(7,810,276)	—

Net cash provided by (used in) financing activities	(5,205,551)	10,807,188

Net increase (decrease) in cash	2,693,695	2,233,549
Cash, beginning of period	78,112	1,745,354

Cash, end of period	$2,771,807	$3,978,903

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010 (unaudited)	December 31, 2009
Assets
Cash	$1,523,091	$90,383
Segregated cash balances for swap agreements	215,000	485,000
Short-term U.S. government and agency obligations (Note 3) (cost $2,871,763 and $2,568,287, respectively)	2,871,994	2,568,141
Unrealized appreciation on swap agreements	111,160	—

Total assets	4,721,245	3,143,524

Liabilities and shareholders’ equity
Liabilities
Management fee payable	3,487	2,493
Unrealized depreciation on swap agreements	—	216,605

Total liabilities	3,487	219,098

Shareholders’ equity
Paid-in capital	6,660,256	5,049,843
Accumulated earnings (deficit)	(1,942,498)	(2,125,417)

Total shareholders’ equity	4,717,758	2,924,426

Total liabilities and shareholders’ equity	$4,721,245	$3,143,524

Shares outstanding	300,014	200,014

Net asset value per share	$15.73	$14.62

Market value per share (Note 2)	$15.67	$14.65

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

MARCH 31, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (61% of shareholders’ equity)
U.S. Treasury Bills:
0.060% due 04/08/10	$203,000	$202,998
0.125% due 04/29/10†	1,500,000	1,499,835
0.135% due 05/13/10	170,000	169,971
0.260% due 08/26/10†	1,000,000	999,190

Total short-term U.S. government and agency obligations (cost $2,871,763)		$2,871,994

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	04/06/10	$(2,342,111)	$27,226
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	04/06/10	(7,086,944)	83,934

			$111,160

^	The positions and counterparties herein are as of March 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

†	All or partial amounts segregated as collateral for foreign currency forward contracts.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Investment Income
Interest	$880	$236

Expenses
Management fee	8,757	—
Offering costs	—	76,394
Limitation by Sponsor	—	(69,563)

Total expenses	8,757	6,831

Net investment income (loss)	(7,877)	(6,595)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(137,264)	(11,377)
Short-term U.S. government and agency obligations	(82)	—

Net realized gain (loss)	(137,346)	(11,377)

Change in net unrealized appreciation/depreciation on
Swap agreements	327,765	131,498
Short-term U.S. government and agency obligations	377	—

Change in net unrealized appreciation/depreciation	328,142	131,498

Net realized and unrealized gain (loss)	190,796	120,121

Net income (loss)	$182,919	$113,526

Net income (loss) per weighted-average share	$0.76	$1.14

Weighted-average shares outstanding	240,014	100,014

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$2,924,426

Addition of 100,000 shares	1,610,413

Net investment income (loss)	(7,877)
Net realized gain (loss)	(137,346)
Change in net unrealized appreciation/depreciation	328,142

Net income (loss)	182,919

Shareholders’ equity, at March 31, 2010	$4,717,758

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash flow from operating activities
Net income (loss)	$182,919	$113,526
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	270,000	—
Net sale (purchase) of short-term U.S. government and agency obligations	(303,476)	(617,979)
Change in unrealized appreciation/depreciation on investments	(328,142)	(131,498)
(Increase) in receivable from Sponsor	—	(69,563)
Amortization of offering cost	—	76,394
Increase (Decrease) in management fee payable	994	—

Net cash provided by (used in) operating activities	(177,705)	(629,120)

Cash flow from financing activities
Proceeds from addition of shares	1,610,413	—

Net increase (decrease) in cash	1,432,708	(629,120)
Cash, beginning of period	90,383	1,579,140

Cash, end of period	$1,523,091	$950,020

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010 (unaudited)	December 31, 2009
Assets
Cash	$26,662,962	$80,936
Segregated cash balances for swap agreements	141,143	—
Segregated cash balances with brokers for futures contracts	10,821,600	13,574,925
Short-term U.S. government and agency obligations (Note 3) (cost $169,091,979 and $323,044,324, respectively)	169,096,580	323,026,067
Unrealized appreciation on swap agreements	4,737,235	21,129,076
Receivable on open futures contracts	3,199,375	1,466,444

Total assets	214,658,895	359,277,448

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	14,560,790	35,195,574
Management fee payable	168,065	262,204

Total liabilities	14,728,855	35,457,778

Shareholders’ equity
Paid-in capital	36,880,956	190,554,540
Accumulated earnings (deficit)	163,049,084	133,265,130

Total shareholders’ equity	199,930,040	323,819,670

Total liabilities and shareholders’ equity	$214,658,895	$359,277,448

Shares outstanding	15,100,014	25,650,014

Net asset value per share	$13.24	$12.62

Market value per share (Note 2)	$13.06	$12.68

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (85% of shareholders’ equity)
U.S. Cash Management Bills:
0.145% due 06/10/10†	$63,500,000	$63,482,855
U.S. Treasury Bills:
0.055% due 04/08/10†	29,519,000	29,518,684
0.070% due 04/15/10†	8,000,000	7,999,782
0.105% due 04/22/10	5,000,000	4,999,600
0.135% due 05/13/10	12,000,000	11,997,960
0.120% due 05/20/10	5,000,000	4,999,000
0.260% due 08/26/10†	14,650,000	14,638,134
0.220% due 09/16/10	24,000,000	23,975,040
0.286% due 12/16/10†	7,500,000	7,485,525

Total short-term U.S. government and agency obligations (cost $169,091,979)		$169,096,580

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires May 2010	2,004	$167,855,040	$10,557,420

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	04/06/10	$97,624,389	$1,629,258
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	04/06/10	134,402,141	3,107,977

			$4,737,235

^	The positions and counterparties herein are as of March 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

†	All or partial amount segregated as collateral for swap agreements.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Investment Income
Interest	$41,256	$33,715

Expenses
Management fee	603,925	709,691
Brokerage commissions	28,343	131,950
Offering costs	—	38,202

Total expenses	632,268	879,843

Net investment income (loss)	(591,012)	(846,128)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	19,526,122	(43,721,221)
Swap agreements	33,495,515	(37,518,862)
Short-term U.S. government and agency obligations	42,692	—

Net realized gain (loss)	53,064,329	(81,240,083)

Change in net unrealized appreciation/depreciation on
Futures contracts	(6,320,380)	5,863,760
Swap agreements	(16,391,841)	(15,801,864)
Short-term U.S. government and agency obligations	22,858	—

Change in net unrealized appreciation/depreciation	(22,689,363)	(9,938,104)

Net realized and unrealized gain (loss)	30,374,966	(91,178,187)

Net income (loss)	$29,783,954	$(92,024,315)

Net income (loss) per weighted-average share	$1.37	$(2.49)

Weighted-average shares outstanding	21,755,570	37,000,570

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$323,819,670

Addition of 15,950,000 shares	172,930,688
Redemption of 26,500,000 shares	(326,604,272)

Net addition (redemption) of (10,550,000) shares	(153,673,584)

Net investment income (loss)	(591,012)
Net realized gain (loss)	53,064,329
Change in net unrealized appreciation/depreciation	(22,689,363)

Net income (loss)	29,783,954

Shareholders’ equity, at March 31, 2010	$199,930,040

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash flow from operating activities
Net income (loss)	$29,783,954	$(92,024,315)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for swap agreements	(141,143)	(95,000,000)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,753,325	(3,873,825)
Net sale (purchase) of short-term U.S. government and agency obligations	153,952,345	(131,406,251)
(Increase) Decrease in receivable on futures contracts	(1,732,931)	15,753,691
Change in unrealized appreciation/depreciation on investments	16,368,983	15,801,864
(Increase) Decrease in receivable from Sponsor	—	16,192
Amortization of offering cost	—	38,202
(Decrease) in management fee payable	(94,139)	—
(Decrease) Increase in payable to Sponsor	—	693,499

Net cash provided by (used in) operating activities	200,890,394	(290,000,943)

Cash flow from financing activities
Proceeds from addition of shares	172,930,688	635,371,765
Payment on shares redeemed	(347,239,056)	(333,505,100)

Net cash provided by (used in) financing activities	(174,308,368)	301,866,665

Net increase (decrease) in cash	26,582,026	11,865,722
Cash, beginning of period	80,936	40,341,120

Cash, end of period	$26,662,962	$52,206,842

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010 (unaudited)	December 31, 2009
Assets
Cash	$1,789,963	$75,409
Segregated cash balances for swap agreements	100,500	—
Segregated cash balances with brokers for futures contracts	5,702,400	4,162,725
Short-term U.S. government and agency obligations (Note 3) (cost $96,332,687 and $66,498,959, respectively)	96,335,531	66,495,308
Receivable from capital shares sold	25,323,073	8,244,946

Total assets	129,251,467	78,978,388

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,328,253	1,271,069
Management fee payable	91,087	68,204
Unrealized depreciation on swap agreements	2,776,423	982,489

Total liabilities	5,195,763	2,321,762

Shareholders’ equity
Paid-in capital	141,630,650	94,438,947
Accumulated earnings (deficit)	(17,574,946)	(17,782,321)

Total shareholders’ equity	124,055,704	76,656,626

Total liabilities and shareholders’ equity	$129,251,467	$78,978,388

Shares outstanding	10,250,014	5,600,014

Net asset value per share	$12.10	$13.69

Market value per share (Note 2)	$12.27	$13.65

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (78% of shareholders’ equity)
Federal National Mortgage Association, Discount Notes:
0.090% due 04/06/10	$4,400,000	$4,399,945
U.S. Cash Management Bills:
0.065% due 04/01/10†	5,000,000	5,000,000
U.S. Treasury Bills:
0.060% due 04/08/10†	7,150,000	7,149,916
0.105% due 04/22/10†	8,000,000	7,999,360
0.105% due 04/29/10†	20,000,000	19,997,800
0.260% due 08/26/10†	20,840,000	20,823,120
0.195% due 09/09/10†	26,000,000	25,975,040
0.286% due 12/16/10	5,000,000	4,990,350

Total short-term U.S. government and agency obligations (cost $96,332,687)		$96,335,531

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires May 2010	1,056	$88,450,560	$(2,446,780)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	04/06/10	$(60,189,544)	$(1,183,320)
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	04/06/10	(99,427,228)	(1,593,103)

			$(2,776,423)

^	The positions and counterparties herein are as of March 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

†	All or partial amount segregated as collateral for swap agreements.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Investment Income
Interest	$22,438	$1,891

Expenses
Management fee	217,682	—
Brokerage commissions	12,179	33,690
Offering costs	—	76,394
Limitation by Sponsor	—	(17,350)

Total expenses	229,861	92,734

Net investment income (loss)	(207,423)	(90,843)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(374,202)	3,491,939
Swap agreements	1,958,414	—
Short-term U.S. government and agency obligations	905	—

Net realized gain (loss)	1,585,117	3,491,939

Change in net unrealized appreciation/depreciation on
Futures contracts	617,120	3,720,580
Swap agreements	(1,793,934)	(78,476)
Short-term U.S. government and agency obligations	6,495	—

Change in net unrealized appreciation/depreciation	(1,170,319)	3,642,104

Net realized and unrealized gain (loss)	414,798	7,134,043

Net income (loss)	$207,375	$7,043,200

Net income (loss) per weighted-average share	$0.03	$9.52

Weighted-average shares outstanding	6,824,458	739,458

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$76,656,626

Addition of 13,350,000 shares	172,029,659
Redemption of 8,700,000 shares	(124,837,956)

Net addition (redemption) of 4,650,000 shares	47,191,703

Net investment income (loss)	(207,423)
Net realized gain (loss)	1,585,117
Change in net unrealized appreciation/depreciation	(1,170,319)

Net income (loss)	207,375

Shareholders’ equity, at March 31, 2010	$124,055,704

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash flow from operating activities
Net income (loss)	$207,375	$7,043,200
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for swap agreements	(100,500)	(6,600,000)
(Increase) in segregated cash balances with brokers for futures contracts	(1,539,675)	(1,865,058)
Net sale (purchase) of short-term U.S. government and agency obligations	(29,833,728)	(17,940,529)
Change in unrealized appreciation/depreciation on investments	1,787,439	78,476
(Increase) in receivable from Sponsor	—	(17,350)
Amortization of offering cost	—	76,394
Increase (Decrease) in management fee payable	22,883	—
Increase (Decrease) in payable on futures contracts	1,057,184	(4,265,898)

Net cash provided by (used in) operating activities	(28,399,022)	(23,490,765)

Cash flow from financing activities
Proceeds from addition of shares	154,951,532	163,271,062
Payment on shares redeemed	(124,837,956)	(131,021,430)

Net cash provided by (used in) financing activities	30,113,576	32,249,632

Net increase (decrease) in cash	1,714,554	8,758,867
Cash, beginning of period	75,409	7,925,214

Cash, end of period	$1,789,963	$16,684,081

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010 (unaudited)	December 31, 2009
Assets
Cash	$16,182,814	$96,468
Segregated cash balances with brokers for futures contracts	465,564	480,837
Short-term U.S. government and agency obligations (Note 3) (cost $145,306,355 and $168,088,591, respectively)	145,304,735	168,085,670
Unrealized appreciation on forward agreements	2,258,263	—
Receivable on open futures contracts	20,700	32,930

Total assets	164,232,076	168,695,905

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,835,057
Management fee payable	130,592	149,879
Unrealized depreciation on forward agreements	—	5,234,260

Total liabilities	130,592	12,219,196

Shareholders’ equity
Paid-in capital	123,764,008	120,971,898
Accumulated earnings (deficit)	40,337,476	35,504,811

Total shareholders’ equity	164,101,484	156,476,709

Total liabilities and shareholders’ equity	$164,232,076	$168,695,905

Shares outstanding	3,600,014	3,550,014

Net asset value per share	$45.58	$44.08

Market value per share (Note 2)	$45.38	$44.68

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (89% of shareholders’ equity)
Federal National Mortgage Association, Discount Notes:
0.090% due 04/06/10	$5,300,000	$5,299,934
U.S. Treasury Bills:
0.069% due 04/08/10†	42,645,000	42,644,426
0.070% due 04/15/10	5,000,000	4,999,864
0.105% due 04/22/10†	50,000,000	49,996,000
0.105% due 04/29/10	3,400,000	3,399,626
0.135% due 05/13/10	2,000,000	1,999,660
0.120% due 05/20/10	4,000,000	3,999,200
0.260% due 08/26/10†	5,500,000	5,495,545
0.195% due 09/09/10†	19,500,000	19,481,280
0.220% due 09/16/10	4,000,000	3,995,840
0.258% due 11/18/10	4,000,000	3,993,360

Total short-term U.S. government and agency obligations (cost $145,306,355)		$145,304,735

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires June 2010	69	$7,690,050	$62,180

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	04/06/10	$31,420	$35,050,581	$247,423
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	04/06/10	255,900	285,469,245	2,010,840

				$2,258,263

^	The positions and counterparties herein are as of March 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

†	All or partial amount segregated as collateral for forward agreements.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Investment Income
Interest	$24,820	$9,474

Expenses
Management fee	383,232	128,042
Brokerage commissions	1,004	1,282
Offering costs	—	76,394

Total expenses	384,236	205,718

Net investment income (loss)	(359,416)	(196,244)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(79,143)	130,476
Forward agreements	(2,484,739)	(379,449)
Short-term U.S. government and agency obligations	5,759	—

Net realized gain (loss)	(2,558,123)	(248,973)

Change in net unrealized appreciation/depreciation on
Futures contracts	256,380	(28,279)
Forward agreements	7,492,523	(2,495,392)
Short-term U.S. government and agency obligations	1,301	—

Change in net unrealized appreciation/depreciation	7,750,204	(2,523,671)

Net realized and unrealized gain (loss)	5,192,081	(2,772,644)

Net income (loss)	$4,832,665	$(2,968,888)

Net income (loss) per weighted-average share	$1.33	$(1.16)

Weighted-average shares outstanding	3,620,014	2,551,681

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$156,476,709

Addition of 600,000 shares	27,481,133
Redemption of 550,000 shares	(24,689,023)

Net addition (redemption) of 50,000 shares	2,792,110

Net investment income (loss)	(359,416)
Net realized gain (loss)	(2,558,123)
Change in net unrealized appreciation/depreciation	7,750,204

Net income (loss)	4,832,665

Shareholders’ equity, at March 31, 2010	$164,101,484

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash flow from operating activities
Net income (loss)	$4,832,665	$(2,968,888)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for forward agreements	—	(60,520,000)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	15,273	(224,879)
Net sale (purchase) of short-term U.S. government and agency obligations	22,782,236	(48,348,356)
Decrease in receivable on futures contracts	12,230	2,885
Change in unrealized appreciation/depreciation on investments	(7,493,824)	2,495,392
(Increase) Decrease in receivable from Sponsor	—	43,098
Amortization of offering cost	—	76,394
(Decrease) in management fee payable	(19,287)	—
(Decrease) Increase in payable to counterparty	—	6,017,364
(Decrease) Increase in payable to Sponsor	—	84,944

Net cash provided by (used in) operating activities	20,129,293	(103,342,046)

Cash flow from financing activities
Proceeds from addition of shares	27,481,133	112,092,538
Payment on shares redeemed	(31,524,080)	(8,079,532)

Net cash provided by (used in) financing activities	(4,042,947)	104,013,006

Net increase (decrease) in cash	16,086,346	670,960
Cash, beginning of period	96,468	23,435,796

Cash, end of period	$16,182,814	$24,106,756

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010 (unaudited)	December 31, 2009
Assets
Cash	$1,855,278	$75,790
Segregated cash balances for forward agreements	100,500	—
Segregated cash balances with brokers for futures contracts	276,639	140,916
Short-term U.S. government and agency obligations (Note 3) (cost $63,655,513 and $66,312,955, respectively)	63,657,304	66,310,764
Unrealized appreciation on forward agreements	—	2,144,062

Total assets	65,889,721	68,671,532

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,014,755
Payable on open futures contracts	108,161	—
Management fee payable	57,361	53,966
Unrealized depreciation on forward agreements	926,084	—

Total liabilities	1,091,606	1,068,721

Shareholders’ equity
Paid-in capital	88,359,984	86,180,401
Accumulated earnings (deficit)	(23,561,869)	(18,577,590)

Total shareholders’ equity	64,798,115	67,602,811

Total liabilities and shareholders’ equity	$65,889,721	$68,671,532

Shares outstanding (Note 9)	1,340,003	1,290,003

Net asset value per share (Note 9)	$48.36	$52.41

Market value per share (Note 2) (Note 9)	$48.55	$51.75

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (98% of shareholders’ equity)
U.S. Treasury Bills:
0.073% due 04/08/10†	$30,001,000	$30,000,576
0.105% due 04/22/10	8,370,000	8,369,331
0.105% due 04/29/10	4,600,000	4,599,494
0.135% due 05/13/10	8,000,000	7,998,640
0.260% due 08/26/10†	9,700,000	9,692,143
0.195% due 09/09/10†	3,000,000	2,997,120

Total short-term U.S. government and agency obligations (cost $63,655,513)		$63,657,304

Futures Contracts Sold

		Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires June 2010		41	$4,569,450	$(20,240)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	04/06/10	$(11,898)	$(13,272,814)	$(104,326)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	04/06/10	(100,200)	(111,778,110)	(821,758)

				$(926,084)

^	The positions and counterparties herein are as of March 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

†	All or partial amount segregated as collateral for forward agreements.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Investment Income
Interest	$13,434	$3,412

Expenses
Management fee	162,335	—
Brokerage commissions	1,050	1,220
Offering costs	—	76,394
Limitation by Sponsor	—	(3,314)

Total expenses	163,385	74,300

Net investment income (loss)	(149,951)	(70,888)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	108,407	(197,607)
Forward agreements	(1,819,294)	(5,455,094)
Short-term U.S. government and agency obligations	2,103	—

Net realized gain (loss)	(1,708,784)	(5,652,701)

Change in net unrealized appreciation/depreciation on
Futures contracts	(59,380)	28,474
Forward agreements	(3,070,146)	1,075,366
Short-term U.S. government and agency obligations	3,982	—

Change in net unrealized appreciation/depreciation	(3,125,544)	1,103,840

Net realized and unrealized gain (loss)	(4,834,328)	(4,548,861)

Net income (loss)	$(4,984,279)	$(4,619,749)

Net income (loss) per weighted-average share (Note 9)	$(3.58)	$(12.22)

Weighted-average shares outstanding (Note 9)	1,390,558	378,003

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$67,602,811

Addition of 300,000 shares (Note 9)	14,766,261
Redemption of 250,000 shares (Note 9)	(12,586,678)

Net addition (redemption) of 50,000 shares (Note 9)	2,179,583

Net investment income (loss)	(149,951)
Net realized gain (loss)	(1,708,784)
Change in net unrealized appreciation/depreciation	(3,125,544)

Net income (loss)	(4,984,279)

Shareholders’ equity, at March 31, 2010	$64,798,115

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash flow from operating activities
Net income (loss)	$(4,984,279)	$(4,619,749)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for forward agreements	(100,500)	(19,160,000)
(Increase) in segregated cash balances with brokers for futures contracts	(135,723)	(209,931)
Net sale (purchase) of short-term U.S. government and agency obligations	2,657,442	(14,168,541)
Change in unrealized appreciation/depreciation on investments	3,066,164	(1,075,366)
(Increase) in receivable from Sponsor	—	(3,314)
(Increase) in receivable due from counterparty	—	(1,896,590)
Amortization of offering cost	—	76,394
Increase (Decrease) in management fee payable	3,395	—
Increase in payable on futures contracts	108,161	91,536

Net cash provided by (used in) operating activities	614,660	(40,965,561)

Cash flow from financing activities
Proceeds from addition of shares	14,766,261	56,790,244
Payment on shares redeemed	(13,601,433)	(6,669,608)

Net cash provided by (used in) financing activities	1,164,828	50,120,636

Net increase (decrease) in cash	1,779,488	9,155,075
Cash, beginning of period	75,790	3,104,221

Cash, end of period	$1,855,278	$12,259,296

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010 (unaudited)	December 31, 2009
Assets
Cash	$14,991,929	$75,670
Segregated cash balances for forward agreements	133,400	—
Segregated cash balances with brokers for futures contracts	870,750	928,138
Short-term U.S. government and agency obligations (Note 3) (cost $151,602,805 and $157,779,376, respectively)	151,608,899	157,772,073
Unrealized appreciation on forward agreements	6,549,257	—
Receivable on open futures contracts	89,655	—

Total assets	174,243,890	158,775,881

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,871,974	6,007,423
Management fee payable	135,929	123,889
Unrealized depreciation on forward agreements	—	7,228,187

Total liabilities	3,007,903	13,359,499

Shareholders’ equity
Paid-in capital	128,412,931	109,869,748
Accumulated earnings (deficit)	42,823,056	35,546,634

Total shareholders’ equity	171,235,987	145,416,382

Total liabilities and shareholders’ equity	$174,243,890	$158,775,881

Shares outstanding	2,950,014	2,550,014

Net asset value per share	$58.05	$57.03

Market value per share (Note 2)	$57.77	$56.15

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (89% of shareholders’ equity)
Federal National Mortgage Association, Discount Notes:
0.090% due 04/06/10	$8,200,000	$8,199,898
U.S. Cash Management Bills:
0.065% due 04/01/10	4,900,000	4,900,000
U.S. Treasury Bills:
0.067% due 04/08/10†	47,481,000	47,480,380
0.105% due 04/22/10	5,480,000	5,479,562
0.105% due 04/29/10	6,500,000	6,499,285
0.135% due 05/13/10†	29,000,000	28,995,070
0.260% due 08/26/10†	31,600,000	31,574,404
0.195% due 09/09/10	16,500,000	16,484,160
0.286% due 12/16/10	2,000,000	1,996,140

Total short-term U.S. government and agency obligations (cost $151,602,805)		$151,608,899

Futures Contracts Purchased

		Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires May 2010		129	$11,304,270	$1,085,405

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	04/06/10	$4,700,800	$82,271,521	$1,632,851
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	04/06/10	14,124,000	247,192,598	4,916,406

				$6,549,257

^	The positions and counterparties herein are as of March 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

†	All or partial amount segregated as collateral for forward agreements.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Investment Income
Interest	$36,445	$2,949

Expenses
Management fee	372,436	51,942
Brokerage commissions	1,775	893
Offering costs	—	19,109

Total expenses	374,211	71,944

Net investment income (loss)	(337,766)	(68,995)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(942,696)	131,064
Forward agreements	(6,895,653)	2,723,177
Short-term U.S. government and agency obligations	7,491	—

Net realized gain (loss)	(7,830,858)	2,854,241

Change in net unrealized appreciation/depreciation on
Futures contracts	1,654,205	(29,469)
Forward agreements	13,777,444	1,425,756
Short-term U.S. government and agency obligations	13,397	—

Change in net unrealized appreciation/depreciation	15,445,046	1,396,287

Net realized and unrealized gain (loss)	7,614,188	4,250,528

Net income (loss)	$7,276,422	$4,181,533

Net income (loss) per weighted-average share	$2.52	$5.40

Weighted-average shares outstanding	2,892,792	775,014

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$145,416,382

Addition of 700,000 shares	34,990,226
Redemption of 300,000 shares	(16,447,043)

Net addition (redemption) of 400,000 shares	18,543,183

Net investment income (loss)	(337,766)
Net realized gain (loss)	(7,830,858)
Change in net unrealized appreciation/depreciation	15,445,046

Net income (loss)	7,276,422

Shareholders’ equity, at March 31, 2010	$171,235,987

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash flow from operating activities
Net income (loss)	$7,276,422	$4,181,533
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for forward agreements	(133,400)	(26,750,000)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	57,388	(431,671)
Net sale (purchase) of short-term U.S. government and agency obligations	6,176,571	(20,850,418)
(Increase) Decrease in receivable on futures contracts	(89,655)	24,488
Change in unrealized appreciation/depreciation on investments	(13,790,841)	(1,425,756)
(Increase) Decrease in receivable from Sponsor	—	30,776
Amortization of offering cost	—	19,109
Increase (Decrease) in management fee payable	12,040	—
(Decrease) Increase in payable to counterparty	—	6,462,153
(Decrease) Increase in payable to Sponsor	—	21,166

Net cash provided by (used in) operating activities	(491,475)	(38,718,620)

Cash flow from financing activities
Proceeds from addition of shares	34,990,226	48,630,737
Payment on shares redeemed	(19,582,492)	(7,591,814)

Net cash provided by (used in) financing activities	15,407,734	41,038,923

Net increase (decrease) in cash	14,916,259	2,320,303
Cash, beginning of period	75,670	8,641,327

Cash, end of period	$14,991,929	$10,961,630

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010 (unaudited)	December 31, 2009
Assets
Cash	$8,988,884	$78,312
Segregated cash balances for forward agreements	60,300	—
Segregated cash balances with brokers for futures contracts	135,000	447,653
Short-term U.S. government and agency obligations (Note 3) (cost $62,981,989 and $64,775,162, respectively)	62,984,158	64,772,241
Unrealized appreciation on forward agreements	—	2,859,064
Receivable on open futures	83,560	—

Total assets	72,251,902	68,157,270

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,588,515
Management fee payable	55,675	52,610
Unrealized depreciation on forward agreements	2,865,449	—

Total liabilities	2,921,124	3,641,125

Shareholders’ equity
Paid-in capital	117,014,222	103,237,063
Accumulated earnings (deficit)	(47,683,444)	(38,720,918)

Total shareholders’ equity	69,330,778	64,516,145

Total liabilities and shareholders’ equity	$72,251,902	$68,157,270

Shares outstanding (Note 9)	1,705,001	1,370,001

Net asset value per share (Note 9)	$40.66	$47.09

Market value per share (Note 2) (Note 9)	$40.80	$47.90

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (91% of shareholders’ equity)
U.S. Treasury Bills:
0.070% due 04/08/10†	$22,939,000	$22,938,690
0.105% due 04/22/10	8,870,000	8,869,290
0.135% due 05/13/10	8,500,000	8,498,555
0.260% due 08/26/10†	11,700,000	11,690,523
0.195% due 09/09/10†	5,000,000	4,995,200
0.220% due 09/16/10	3,000,000	2,996,880
0.258% due 11/18/10†	3,000,000	2,995,020

Total short-term U.S. government and agency obligations (cost $62,981,989)		$62,984,158

Futures Contracts Sold

		Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires May 2010		20	$1,752,600	$(182,135)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	04/06/10	$(1,937,500)	$(33,909,350)	$(708,141)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	04/06/10	(5,923,000)	(103,661,977)	(2,157,308)

				$(2,865,449)

^	The positions and counterparties herein are as of March 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

†	All or partial amount segregated as collateral for forward agreements.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Investment Income
Interest	$14,912	$1,167

Expenses
Management fee	167,390	—
Brokerage commissions	657	640
Offering costs	—	38,202
Limitation by Sponsor	—	(12,401)

Total expenses	168,047	26,441

Net investment income (loss)	(153,135)	(25,274)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	383,460	(69,297)
Forward agreements	(3,109,645)	(804,613)
Short-term U.S. government and agency obligations	3,087	—

Net realized gain (loss)	(2,723,098)	(873,910)

Change in net unrealized appreciation/depreciation on
Futures contracts	(366,870)	2,513
Forward agreements	(5,724,513)	(668,099)
Short-term U.S. government and agency obligations	5,090	—

Change in net unrealized appreciation/depreciation	(6,086,293)	(665,586)

Net realized and unrealized gain (loss)	(8,809,391)	(1,539,496)

Net income (loss)	$(8,962,526)	$(1,564,770)

Net income (loss) per weighted-average share (Note 9)	$(5.77)	$(16.80)

Weighted-average shares outstanding (Note 9)	1,552,001	93,168

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$64,516,145

Addition of 620,000 shares (Note 9)	27,705,812
Redemption of 285,000 shares (Note 9)	(13,928,653)

Net addition (redemption) of 335,000 shares (Note 9)	13,777,159

Net investment income (loss)	(153,135)
Net realized gain (loss)	(2,723,098)
Change in net unrealized appreciation/depreciation	(6,086,293)

Net income (loss)	(8,962,526)

Shareholders’ equity, at March 31, 2010	$69,330,778

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash flow from operating activities
Net income (loss)	$(8,962,526)	$(1,564,770)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for forward agreements	(60,300)	(9,870,000)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	312,653	(214,608)
Net sale (purchase) of short-term U.S. government and agency obligations	1,793,173	(11,177,667)
Change in unrealized appreciation/depreciation on investments	5,719,423	668,099
(Increase) in receivable from Sponsor	—	(12,401)
(Increase) in receivable due from counterparty	—	(2,815,333)
(Increase) in receivable on open futures contracts	(83,560)	(44,641)
Amortization of offering cost	—	38,202
Increase (Decrease) in management fee payable	3,065	—
(Decrease) in payable on open futures contracts	—	(5,171)

Net cash provided by (used in) operating activities	(1,278,072)	(24,998,290)

Cash flow from financing activities
Proceeds from addition of shares	27,705,812	30,328,103
Payment on shares redeemed	(17,517,168)	(3,164,702)

Net cash provided by (used in) financing activities	10,188,644	27,163,401

Net increase (decrease) in cash	8,910,572	2,165,111
Cash, beginning of period	78,312	992,121

Cash, end of period	$8,988,884	$3,157,232

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010 (unaudited)	December 31, 2009
Assets
Cash	$1,926,968	$79,160
Short-term U.S. government and agency obligations (Note 3) (cost $7,741,852 and $7,736,562, respectively)	7,741,909	7,736,270

Total assets	9,668,877	7,815,430

Liabilities and shareholders’ equity
Liabilities
Management fee payable	7,628	6,315
Unrealized depreciation on foreign currency forward contracts	318,386	277,258

Total liabilities	326,014	283,573

Shareholders’ equity
Paid-in capital	9,314,071	6,602,808
Accumulated earnings (deficit)	28,792	929,049

Total shareholders’ equity	9,342,863	7,531,857

Total liabilities and shareholders’ equity	$9,668,877	$7,815,430

Shares outstanding	350,014	250,014

Net asset value per share	$26.69	$30.13

Market value per share (Note 2)	$26.74	$30.17

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (83% of shareholders’ equity)
U.S. Cash Management Bills:
0.065% due 04/01/10	$100,000	$100,000
U.S. Treasury Bills:
0.060% due 04/08/10	1,264,000	1,263,986
0.105% due 04/22/10	4,150,000	4,149,668
0.135% due 05/13/10	330,000	329,944
0.260% due 08/26/10†	900,000	899,271
0.195% due 09/09/10†	1,000,000	999,040

Total short-term U.S. government and agency obligations (cost $7,741,852)		$7,741,909

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	04/09/10	8,133,525	$10,984,377	$(181,407)
Euro with UBS AG	04/09/10	6,300,300	8,508,595	(134,361)

				$(315,768)

Contracts to Sell
Euro with Goldman Sachs International	04/09/10	(238,800)	$(322,501)	$(606)
Euro with UBS AG	04/09/10	(356,300)	(481,185)	(2,012)

				$(2,618)

^	The positions and counterparties herein are as of March 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

†	All or partial amount segregated as collateral for foreign currency forward contracts.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Investment Income
Interest	$1,480	$690

Expenses
Management fee	19,300	—
Offering costs	—	19,109
Limitation by Sponsor	—	(7,343)

Total expenses	19,300	11,766

Net investment income (loss)	(17,820)	(11,076)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(842,093)	(185,286)
Short-term U.S. government and agency obligations	435	—

Net realized gain (loss)	(841,658)	(185,286)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(41,128)	(150,247)
Short-term U.S. government and agency obligations	349	—

Change in net unrealized appreciation/depreciation	(40,779)	(150,247)

Net realized and unrealized gain (loss)	(882,437)	(335,533)

Net income (loss)	$(900,257)	$(346,609)

Net income (loss) per weighted-average share	$(3.06)	$(1.76)

Weighted-average shares outstanding	294,458	196,681

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$7,531,857

Addition of 100,000 shares	2,711,263

Net investment income (loss)	(17,820)
Net realized gain (loss)	(841,658)
Change in net unrealized appreciation/depreciation	(40,779)

Net income (loss)	(900,257)

Shareholders’ equity, at March 31, 2010	$9,342,863

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash flow from operating activities
Net income (loss)	$(900,257)	$(346,609)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for foreign currency forward contracts	—	(1,220,000)
Net sale (purchase) of short-term U.S. government and agency obligations	(5,290)	(3,241,901)
Change in unrealized appreciation/depreciation on investments	40,779	150,247
(Increase) in receivable from Sponsor	—	(7,343)
Amortization of offering cost	—	19,109
Increase (Decrease) in management fee payable	1,313	—

Net cash provided by (used in) operating activities	(863,455)	(4,646,497)

Cash flow from financing activities
Proceeds from addition of shares	2,711,263	2,531,478

Net increase (decrease) in cash	1,847,808	(2,115,019)
Cash, beginning of period	79,160	4,467,380

Cash, end of period	$1,926,968	$2,352,361

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010 (unaudited)	December 31, 2009
Assets
Cash	$8,724,620	$76,035
Short-term U.S. government and agency obligations (Note 3) (cost $279,058,585 and $98,876,200, respectively)	279,060,352	98,870,358
Unrealized appreciation on foreign currency forward contracts	7,659,661	1,954,967

Total assets	295,444,633	100,901,360

Liabilities and shareholders’ equity
Liabilities
Management fee payable	216,279	53,574

Total liabilities	216,279	53,574

Shareholders’ equity
Paid-in capital	285,207,521	110,049,449
Accumulated earnings (deficit)	10,020,833	(9,201,663)

Total shareholders’ equity	295,228,354	100,847,786

Total liabilities and shareholders’ equity	$295,444,633	$100,901,360

Shares outstanding	14,200,014	5,400,014

Net asset value per share	$20.79	$18.68

Market value per share (Note 2)	$20.80	$18.70

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (95% of shareholders’ equity)
Federal National Mortgage Association, Discount Notes:
0.090% due 04/06/10	$1,790,000	$1,789,978
U.S. Cash Management Bills:
0.056% due 04/01/10	15,900,000	15,900,000
U.S. Treasury Bills:
0.072% due 04/08/10	88,285,000	88,283,772
0.070% due 04/15/10	200,000	199,994
0.105% due 04/22/10	18,240,000	18,238,541
0.105% due 04/29/10	6,300,000	6,299,307
0.120% due 05/20/10	26,000,000	25,994,800
0.237% due 08/26/10†	24,000,000	23,980,560
0.195% due 09/09/10†	16,500,000	16,484,160
0.220% due 09/16/10	47,000,000	46,951,120
0.258% due 11/18/10	21,000,000	20,965,140
0.286% due 12/16/10†	14,000,000	13,972,980

Total short-term U.S. government and agency obligations (cost $279,058,585)		$279,060,352

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with UBS AG	04/09/10	19,463,200	$26,285,176	$59,338

Contracts to Sell
Euro with Goldman Sachs International	04/09/10	(226,729,525)	$(306,199,668)	$3,643,543
Euro with UBS AG	04/09/10	(231,621,500)	(312,806,312)	3,956,780

				$7,600,323

^	The positions and counterparties herein are as of March 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

†	All or partial amount segregated as collateral for foreign currency forward contracts.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Investment Income
Interest	$38,955	$5,186

Expenses
Management fee	481,122	44,213
Offering costs	—	19,109

Total expenses	481,122	63,322

Net investment income (loss)	(442,167)	(58,136)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	13,941,207	(4,546,811)
Short-term U.S. government and agency obligations	11,153	—

Net realized gain (loss)	13,952,360	(4,546,811)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	5,704,694	1,681,648
Short-term U.S. government and agency obligations	7,609	—

Change in net unrealized appreciation/depreciation	5,712,303	1,681,648

Net realized and unrealized gain (loss)	19,664,663	(2,865,163)

Net income (loss)	$19,222,496	$(2,923,299)

Net income (loss) per weighted-average share	$1.88	$(2.57)

Weighted-average shares outstanding	10,208,903	1,139,458

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$100,847,786

Addition of 8,800,000 shares	175,158,072

Net investment income (loss)	(442,167)
Net realized gain (loss)	13,952,360
Change in net unrealized appreciation/depreciation	5,712,303

Net income (loss)	19,222,496

Shareholders’ equity, at March 31, 2010	$295,228,354

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash flow from operating activities
Net income (loss)	$19,222,496	$(2,923,299)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for foreign currency forward contracts	—	(6,010,000)
Net sale (purchase) of short-term U.S. government and agency obligations	(180,182,385)	(27,831,279)
Change in unrealized appreciation/depreciation on investments	(5,712,303)	(1,681,648)
(Increase) Decrease in receivable from Sponsor	—	32,234
Amortization of offering cost	—	19,109
Increase (Decrease) in management fee payable	162,705	—
(Decrease) Increase in payable to Sponsor	—	11,979

Net cash provided by (used in) operating activities	(166,509,487)	(38,382,904)

Cash flow from financing activities
Proceeds from addition of shares	175,158,072	44,944,272
Payment on shares redeemed	—	(4,376,700)

Net cash provided by (used in) financing activities	175,158,072	40,567,572

Net increase (decrease) in cash	8,648,585	2,184,668
Cash, beginning of period	76,035	7,121,112

Cash, end of period	$8,724,620	$9,305,780

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010 (unaudited)	December 31, 2009
Assets
Cash	$905,949	$85,344
Short-term U.S. government and agency obligations (Note 3) (cost $3,229,859 and $4,155,279, respectively)	3,230,090	4,155,133

Total assets	4,136,039	4,240,477

Liabilities and shareholders’ equity
Liabilities
Management fee payable	3,326	3,397
Unrealized depreciation on foreign currency forward contracts	266,470	315,813

Total liabilities	269,796	319,210

Shareholders’ equity
Paid-in capital	3,969,617	3,969,617
Accumulated earnings (deficit)	(103,374)	(48,350)

Total shareholders’ equity	3,866,243	3,921,267

Total liabilities and shareholders’ equity	$4,136,039	$4,240,477

Shares outstanding	150,014	150,014

Net asset value per share	$25.77	$26.14

Market value per share (Note 2)	$25.81	$26.58

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (84% of shareholders’ equity)
U.S. Treasury Bills:
0.060% due 04/08/10	$1,148,000	$1,147,987
0.105% due 04/22/10	1,083,000	1,082,913
0.260% due 08/26/10†	1,000,000	999,190

Total short-term U.S. government and agency obligations (cost $3,229,859)		$3,230,090

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	04/09/10	399,930,000	$4,276,092	$(143,534)
Yen with UBS AG	04/09/10	353,640,000	3,781,154	(127,334)

				$(270,868)

Contracts to Sell
Yen with Goldman Sachs International	04/09/10	(7,200,000)	$(76,983)	$1,389
Yen with UBS AG	04/09/10	(20,600,000)	(220,257)	3,009

				$4,398

^	The positions and counterparties herein are as of March 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

†	All or partial amount segregated as collateral for foreign currency forward contracts.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Investment Income
Interest	$913	$508

Expenses
Management fee	9,651	—
Offering costs	—	19,108
Limitation by Sponsor	—	(10,486)

Total expenses	9,651	8,622

Net investment income (loss)	(8,738)	(8,114)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(95,937)	(850,815)
Short-term U.S. government and agency obligations	(69)	—

Net realized gain (loss)	(96,006)	(850,815)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	49,343	98,118
Short-term U.S. government and agency obligations	377	—

Change in net unrealized appreciation/depreciation	49,720	98,118

Net realized and unrealized gain (loss)	(46,286)	(752,697)

Net income (loss)	$(55,024)	$(760,811)

Net income (loss) per weighted-average share	$(0.37)	$(5.50)

Weighted-average shares outstanding	150,014	138,347

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$3,921,267

Net investment income (loss)	(8,738)
Net realized gain (loss)	(96,006)
Change in net unrealized appreciation/depreciation	49,720

Net income (loss)	(55,024)

Shareholders’ equity, at March 31, 2010	$3,866,243

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash flow from operating activities
Net income (loss)	$(55,024)	$(760,811)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	925,420	(1,835,942)
Change in unrealized appreciation/depreciation on investments	(49,720)	(98,118)
(Increase) in receivable from Sponsor	—	(10,486)
Amortization of offering cost	—	19,108
(Decrease) in management fee payable	(71)	—

Net cash provided by (used in) operating activities	820,605	(2,686,249)

Cash flow from financing activities
Proceeds from addition of shares	—	1,460,170

Net increase (decrease) in cash	820,605	(1,226,079)
Cash, beginning of period	85,344	2,986,826

Cash, end of period	$905,949	$1,760,747

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010 (unaudited)	December 31, 2009
Assets
Cash	$1,276,848	$75,424
Short-term U.S. government and agency obligations (Note 3) (cost $119,148,145 and $62,597,986, respectively)	119,149,858	62,595,795
Unrealized appreciation on foreign currency forward contracts	8,087,078	4,865,068
Receivable for capital shares sold	2,107,632	—

Total assets	130,621,416	67,536,287

Liabilities and shareholders’ equity
Liabilities
Management fee payable	92,764	48,370

Total liabilities	92,764	48,370

Shareholders’ equity
Paid-in capital	128,780,610	69,482,929
Accumulated earnings (deficit)	1,748,042	(1,995,012)

Total shareholders’ equity	130,528,652	67,487,917

Total liabilities and shareholders’ equity	$130,621,416	$67,536,287

Shares outstanding	6,100,014	3,150,014

Net asset value per share	$21.40	$21.42

Market value per share (Note 2)	$21.44	$21.30

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (91% of shareholders’ equity)
Federal National Mortgage Association, Discount Notes:
0.090% due 04/06/10	$580,000	$579,993
U.S. Cash Management Bills:
0.050% due 04/01/10	16,000,000	16,000,000
U.S. Treasury Bills:
0.074% due 04/08/10	37,548,000	37,547,463
0.070% due 04/15/10	380,000	379,989
0.120% due 05/20/10	9,000,000	8,998,200
0.220% due 08/26/10†	33,200,000	33,173,108
0.195% due 09/09/10†	10,000,000	9,990,400
0.220% due 09/16/10	3,000,000	2,996,880
0.258% due 11/18/10	8,000,000	7,986,720
0.286% due 12/16/10†	1,500,000	1,497,105

Total short-term U.S. government and agency obligations (cost $119,148,145)		$119,149,858

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with UBS AG	04/09/10	141,320,000	$1,511,008	$(17,211)

Contracts to Sell
Yen with Goldman Sachs International	04/09/10	(11,592,420,000)	$(123,947,313)	$3,889,672
Yen with UBS AG	04/09/10	(12,947,630,000)	(138,437,354)	4,214,617

				$8,104,289

^	The positions and counterparties herein are as of March 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

†	All or partial amount segregated as collateral for foreign currency forward contracts.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Investment Income
Interest	$16,534	$5,382

Expenses
Management fee	234,331	39,572
Offering costs	—	19,109

Total expenses	234,331	58,681

Net investment income (loss)	(217,797)	(53,299)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	731,343	2,705,259
Short-term U.S. government and agency obligations	3,594	—

Net realized gain (loss)	734,937	2,705,259

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	3,222,010	1,400,525
Short-term U.S. government and agency obligations	3,904	—

Change in net unrealized appreciation/depreciation	3,225,914	1,400,525

Net realized and unrealized gain (loss)	3,960,851	4,105,784

Net income (loss)	$3,743,054	$4,052,485

Net income (loss) per weighted-average share	$0.76	$3.92

Weighted-average shares outstanding	4,954,458	1,035,014

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$67,487,917

Addition of 3,200,000 shares	64,382,901
Redemption of 250,000 shares	(5,085,220)

Net addition (redemption) of 2,950,000 shares	59,297,681

Net investment income (loss)	(217,797)
Net realized gain (loss)	734,937
Change in net unrealized appreciation/depreciation	3,225,914

Net income (loss)	3,743,054

Shareholders’ equity, at March 31, 2010	$130,528,652

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash flow from operating activities
Net income (loss)	$3,743,054	$4,052,485
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for foreign currency forward contracts	—	(2,850,000)
Net sale (purchase) of short-term U.S. government and agency obligations	(56,550,159)	(41,379,259)
Change in unrealized appreciation/depreciation on investments	(3,225,914)	(1,400,525)
(Increase) Decrease in receivable from Sponsor	—	33,660
Amortization of offering cost	—	19,109
Increase (Decrease) in management fee payable	44,394	—
(Decrease) Increase in payable to Sponsor	—	5,912

Net cash provided by (used in) operating activities	(55,988,625)	(41,518,618)

Cash flow from financing activities
Proceeds from addition of shares	62,275,269	55,550,727
Payment on shares redeemed	(5,085,220)	(2,467,049)

Net cash provided by (used in) financing activities	57,190,049	53,083,678

Net increase (decrease) in cash	1,201,424	11,565,060
Cash, beginning of period	75,424	1,970,377

Cash, end of period	$1,276,848	$13,535,437

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

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

ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort DJ-UBS Crude Oil each have a benchmark designed to track the performance of commodity futures contracts. The daily performance of these indexes and the corresponding funds will likely be very different from the daily performance of the price of the related physical commodities.

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

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2009, as filed with the SEC on March 1, 2010.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated March 31, 2010 and March 31, 2009, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Funds’ final net asset value for creation and redemption of fund shares for the period ended March 31, 2010 were as follows. All times are Eastern Time:

	NAV Calculation Time	NAV Calculation Date
UltraSilver, UltraShort Silver	7:00 A.M.	March 31
Ultra Gold, UltraShort Gold	10:00 A.M.	March 31
Ultra DJ-UBS Commodity, UltraShort DJ-UBS Commodity	2:30 P.M.	March 31
Ultra DJ-UBS Crude Oil, UltraShort DJ-UBS Crude Oil	2:30 P.M.	March 31
Ultra Euro, UltraShort Euro	4:00 P.M.	March 31
Ultra Yen, UltraShort Yen	4:00 P.M.	March 31

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2010

Market value per share is determined at the close of the New York Stock Exchange and may be later than when the Funds’ NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differs from those used in the calculation of some Funds’ final creation/redemption NAV for the three months ended March 31, 2010.

Investment Valuation

Short-term investments are valued at market price.

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

Fair value pricing may require subjective determinations about the value of an investment. While the Funds’ policy is intended to result in a calculation of a Fund’s NAV that fairly reflects investment values as of the time of pricing, the Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that a Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by a Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

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

The following table summarizes the valuation of investments at March 31, 2010 using the fair value hierarchy:

	LEVEL I – Quoted Prices		LEVEL II – Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts	Short-Term U.S. Government and Agencies	Forward Agreements	Swap Agreements	Total
Ultra DJ-UBS Commodity	$10,232,735	$—	$—	$—	$(478,846)	$9,753,889
UltraShort DJ-UBS Commodity	2,871,994	—	—	—	111,160	2,983,154
Ultra DJ-UBS Crude Oil	169,096,580	10,557,420	—	—	4,737,235	184,391,235
UltraShort DJ-UBS Crude Oil	96,335,531	(2,446,780)	—	—	(2,776,423)	91,112,328
Ultra Gold	145,304,735	62,180	—	2,258,263	—	147,625,178
UltraShort Gold	63,657,304	(20,240)	—	(926,084)	—	62,710,980
Ultra Silver	151,608,899	1,085,405	—	6,549,257	—	159,243,561
UltraShort Silver	62,984,158	(182,135)	—	(2,865,449)	—	59,936,574
Ultra Euro	7,741,909	—	—	(318,386)	—	7,423,523
UltraShort Euro	279,060,352	—	—	7,659,661	—	286,720,013
Ultra Yen	3,230,090	—	—	(266,470)	—	2,963,620
UltraShort Yen	119,149,858	—	—	8,087,078	—	127,236,936

At March 31, 2010, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

At March 31, 2010, there were no significant transfers in or out of Level I and Level II fair value measurements.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlation between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will enter into swap agreements only with large, well-capitalized and well established financial institutions. The creditworthiness of each of the firms which is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties and limiting the net amount due from any individual counterparty. All of the outstanding swap agreements at March 31, 2010 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

Fair Value of Derivative Instruments

as of March 31, 2010

	Asset Derivatives			Liability Derivatives
Derivatives not accounted for as hedging instruments under Statement No. 133	Statements of Financial Condition Location	Fund	Unrealized Appreciation	Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$111,160	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$478,846
		ProShares Ultra DJ-UBS Crude Oil*	15,294,655		ProShares UltraShort DJ-UBS Crude Oil*	5,223,203
		ProShares Ultra Gold*	2,320,443		ProShares UltraShort Gold*	946,324
		ProShares Ultra Silver*	7,634,662		ProShares UltraShort Silver*	3,047,584

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares UltraShort Euro	7,659,661	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	318,386
		ProShares Ultra Yen	4,398		ProShares Ultra Yen	270,868
		ProShares UltraShort Yen	8,104,289		ProShares UltraShort Yen	17,211

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2009

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments under Statement No. 133	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$1,177,968		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$216,605
		ProShares Ultra DJ-UBS Crude Oil	38,006,876	**		ProShares UltraShort DJ-UBS Crude Oil	4,046,389	**
		ProShares UltraShort Gold	2,183,202	**		ProShares Ultra Gold	5,428,460	**
		ProShares UltraShort Silver	3,043,799	**		ProShares Ultra Silver	7,796,987	**

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	383		Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	277,641
		ProShares UltraShort Euro	1,965,377			ProShares UltraShort Euro	10,410
		ProShares Ultra Yen	5,135			ProShares Ultra Yen	320,948
		ProShares UltraShort Yen	4,880,828			ProShares UltraShort Yen	15,760

**	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended March 31, 2010

Derivatives not accounted for as hedging instruments under Statement No. 133	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income		Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on transactions from futures, swaps, and/or forwards/changes in unrealized appreciation/ depreciation of futures, swaps, and/or forwards	ProShares Ultra DJ-UBS Commodity	$(341,859)		$(1,656,814)
		ProShares UltraShort DJ-UBS Commodity	(137,427)		327,765
		ProShares Ultra DJ-UBS Crude Oil	53,021,637		(22,712,221)
		ProShares UltraShort DJ-UBS Crude Oil	1,584,212		(1,176,814)
		ProShares Ultra Gold	(2,563,882)		7,748,903
		ProShares UltraShort Gold	(1,710,887)		(3,129,526)
		ProShares Ultra Silver	(7,838,349)		15,431,649
		ProShares UltraShort Silver	(2,726,185)		(6,091,383)
Foreign Exchange Contracts	Net realized gain (loss) on transactions from foreign currency transactions/changes in unrealized appreciation/ depreciation of foreign currency transactions	ProShares Ultra Euro ProShares UltraShort Euro ProShares Ultra Yen ProShares UltraShort Yen	(842,093 13,941,207 (95,937 731,343	) )	(41,128 5,704,694 49,343 3,222,010)
The Effect of Derivative Instruments on the Statements of Operations For the three months ended March 31, 2009
Derivatives not accounted for as hedging instruments under Statement 133	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income		Change in Unrealized Appreciation or (Depreciation) on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on transactions from futures, swaps, and/or forwards/changes in unrealized appreciation (depreciation) of futures, swaps, and/or forwards	ProShares Ultra DJ-UBS Commodity	$37,775		$(984,387)
		ProShares UltraShort DJ-UBS Commodity	(11,377)		131,498
		ProShares Ultra DJ-UBS Crude Oil	(81,240,083)		(9,938,104)
		ProShares UltraShort DJ-UBS Crude Oil	3,491,939		3,642,104
		ProShares Ultra Gold	(248,973)		(2,523,671)
		ProShares UltraShort Gold	(5,652,701)		1,103,840
		ProShares Ultra Silver	2,854,241		1,396,287
		ProShares UltraShort Silver	(873,910)		(665,586)
Foreign Exchange Contracts	Net realized gain (loss) on transactions from foreign currency transactions/changes in unrealized appreciation (depreciation) of foreign currency transaction	ProShares Ultra Euro ProShares UltraShort Euro ProShares Ultra Yen ProShares UltraShort Yen	(185,286 (4,546,811 (850,815 2,705,259	) ) )	(150,247 1,681,648 98,118 1,400,525)

NOTE 4 – AGREEMENTS

Management Fee

Each Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of the average daily NAV of such Fund. In the first year of the Funds’ operations, the Sponsor waived the Management Fee to the extent that such amounts cumulatively exceed the organization and offering costs incurred by the Fund. The Management Fee is paid in consideration of the Sponsor’s services as commodity pool operator and commodity trading advisor, and for managing the business and affairs of the Fund. From the Management Fee, the Sponsor pays the fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent and the licensors for the Commodity Index Funds (Dow Jones & Company, Inc. and UBS Securities LLC, together, “DJ-UBS”), the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees. Each Fund incurs and pays its non-recurring and unusual fees and expenses. No other management fee is paid by the Fund.

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

NOTE 5 – ORGANIZATION AND OFFERING COSTS

Organization costs are expensed as incurred and offering costs will be amortized by the Funds over a twelve month period on a straight-line basis. The Sponsor did not collect any fee in the first year of operation of each Fund in an amount equal to the organization and offering fees. The Sponsor reimbursed each Fund to the extent that its organization and offering costs exceeded 0.95% of its average daily NAV for the first year of operations. At March 31, 2010 and December 31, 2009, all organization and offering costs have been expensed and paid.

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

Transaction fees for the three months ended March 31, 2010 and March 31, 2009, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended March 31, 2010
Ultra DJ-UBS Commodity	$2,275
UltraShort DJ-UBS Commodity	347
Ultra DJ-UBS Crude Oil	109,384
UltraShort DJ-UBS Crude Oil	65,866
Ultra Gold	11,489
UltraShort Gold	5,978
Ultra Silver	11,501
UltraShort Silver	9,082
Ultra Euro	—
UltraShort Euro	—
Ultra Yen	—
UltraShort Yen	—

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended March 31, 2010:

Ultra ProShares

For the Three Month Period Ended March 31, 2010 (unaudited)

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2009	$28.2051	$12.6245	$44.0778	$57.0257	$30.1257	$26.1393

Net investment income (loss)	(0.0522)	(0.0272)	(0.0993)	(0.1168)	(0.0605)	(0.0582)
Net realized and unrealized gain (loss)	(3.1223)	0.6431	1.6051	1.1369	(3.3724)	(0.3086)
Change in net asset value from operations	(3.1745)	0.6159	1.5058	1.0201	(3.4329)	(0.3668)
Net asset value, at March 31, 2010	$25.0306	$13.2404	$45.5836	$58.0458	$26.6928	$25.7725

Market value per share, at December 31, 2009	$28.43	$12.68	$44.68	$56.15	$30.17	$26.58
Market value per share, at March 31, 2010	$25.04	$13.06	$45.38	$57.77	$26.74	$25.81

Total Return, at net asset value^	(11.26)%	4.88%	3.42%	1.79%	(11.40)%	(1.40)%
Total Return, at market value^	(11.92)%	3.00%	1.57%	2.89%	(11.37)%	(2.90)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.81)%	(0.93)%	(0.89)%	(0.86)%	(0.88)%	(0.86)%

^	Percentages are not annualized for the period ended March 31, 2010.
**	Percentages are annualized.

UltraShort ProShares

For the Three Month Period Ended March 31, 2010 (unaudited)

Per Share Operating Performance*	UltraShort DJ- UBS Commodity	UltraShort DJ- UBS Crude Oil	UltraShort Gold	UltraShort Silver	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2009	$14.6211	$13.6886	$52.4052	$47.0920	$18.6755	$21.4246

Net investment income (loss)	(0.0328)	(0.0304)	(0.1078)	(0.0987)	(0.0433)	(0.0440)
Net realized and unrealized gain (loss)	1.1368	(1.5552)	(3.9407)	(6.3301)	2.1585	0.0175
Change in net asset value from operations	1.1040	(1.5856)	(4.0485)	(6.4288)	2.1152	(0.0265)
Net asset value, at March 31, 2010	$15.7251	$12.1030	$48.3567	$40.6632	$20.7907	$21.3981

Market value per share, at December 31, 2009	$14.65	$13.65	$51.75	$47.90	$18.70	$21.30
Market value per share, at March 31, 2010	$15.67	$12.27	$48.55	$40.80	$20.80	$21.44

Total Return, at net asset value^	7.55%	(11.58)%	(7.73)%	(13.65)%	11.33%	(0.12)%
Total Return, at market value^	6.96%	(10.11)%	(6.18)%	(14.82)%	11.23%	0.66%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.00)%	(0.96)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.85)%	(0.91)%	(0.88)%	(0.87)%	(0.87)%	(0.88)%

^	Percentages are not annualized for the period ended March 31, 2010.
*	See Note 9.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended March 31, 2009:

Ultra ProShares

For the Three-Month Period Ended March 31, 2009 (unaudited)

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2008	$22.1647	$14.7811	$30.8181	$28.6021	$29.2400	$28.4465

Net investment income (loss)	(0.0431)	(0.0229)	(0.0769)	(0.0890)	(0.0563)	(0.0586)
Net realized and unrealized gain (loss)	(3.3064)	(6.1675)	2.3572 #	11.3102	(2.9001)	(4.7607)
Change in net asset value from operations	(3.3495)	(6.1904)	2.2803	11.2212	(2.9564)	(4.8193)
Net asset value, at March 31, 2009	$18.8152	$8.5907	$33.0984	$39.8233	$26.2836	$23.6272

Market value per share, at December 31, 2008	$22.15	$13.69	$31.60	$31.50	$29.49	$28.66
Market value per share, at March 31, 2009	$18.83	$8.42	$33.31	$38.99	$26.22	$23.61

Total Return, at net asset value^	(15.11)%	(41.88)%	7.40%	39.23%	(10.11)%	(16.94)%
Total Return, at market value^	(14.99)%	(38.50)%	5.41%	23.78%	(11.09)%	(17.62)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.12)%	(0.96)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(1.08)%	(0.91)%	(0.92)%	(0.89)%	(0.89)%

^	Percentages are not annualized for the period ended March 31, 2009.
**	Percentages are annualized.
#	The amount shown for a share outstanding throughout the period does not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

UltraShort ProShares

For the Three-Month Period Ended March 31, 2009 (Unaudited)

Per Share Operating Performance*	UltraShort DJ- UBS Commodity	UltraShort DJ- UBS Crude Oil	UltraShort Gold	UltraShort Silver	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2008	$26.7951	$29.0040	$96.8701	$195.9875	$20.9453	$21.6631

Net investment income (loss)	(0.0659)	(0.1229)	(0.1875)	(0.2713)	(0.0510)	(0.0515)
Net realized and unrealized gain (loss)	1.2010	2.2615	(15.7382)	(80.8878)	1.5914 #	3.6235
Change in net asset value from operations	1.1351	2.1386	(15.9257)	(81.1591)	1.5404	3.5720
Net asset value, at March 31, 2009	$27.9302	$31.1426	$80.9444	$114.8284	$22.4857	$25.2351

Market value per share, at December 31, 2008	$27.58	$31.66	$95.50	$175.14	$21.26	$21.85
Market value per share, at March 31, 2009	$28.97	$31.84	$80.85	$117.40	$22.54	$25.19

Total Return, at net asset value^	4.24%	7.37%	(16.44)%	(41.41)%	7.35%	16.49%
Total Return, at market value^	5.04%	0.57%	(15.34)%	(32.97)%	6.02%	15.29%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.49)%	(0.97)%	(0.97)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(1.46)%	(0.92)%	(0.93)%	(0.87)%	(0.86)%

^	Percentages are not annualized for the period ended March 31, 2009.
*	See Note 9.
**	Percentages are annualized.
#	The amount shown for a share outstanding throughout the period does not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

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

NOTE 9– SUBSEQUENT EVENTS

Management has evaluated the subsequent events following the quarter ended March 31, 2010. The subsequent events were as follows:

On April 9, 2010, the Trust announced a reverse stock split (the “Reverse Splits”) of the shares of beneficial interest of two of its series: ProShares UltraShort Gold and ProShares UltraShort Silver. The Reverse Splits were effective for shareholders of record after the close of the markets on April 14, 2010 and became effective prior to the opening of trading on NYSE Arca on April 15, 2010.

ProShares UltraShort Gold (NYSE Arca symbol “GLL”) executed a 1-for-5 reverse split of shares, and ProShares UltraShort Silver (NYSE Arca symbol “ZSL”) executed a 1-for-10 reverse split of shares. The Funds traded at their post-split prices on April 15. The ticker symbols for the Funds did not change, and they continue to trade on NYSE Arca.

The Reverse Splits were applied retroactively for all periods presented, reducing the number of shares outstanding for the Funds, and resulted in a proportionate increase in the price per share and per share information of each Fund. Therefore, the Reverse Splits did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

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

ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort DJ-UBS Crude Oil each have a benchmark designed to track the performance of commodity futures contracts. The daily performance of these indexes and the corresponding funds will likely be very different from the daily performance of the price of the related physical commodities.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and/or used as margin for each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three-month periods ended March 31, 2010 and March 31, 2009, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended March 31, 2010	Interest Income Three Months Ended March 31, 2009
ProShares Ultra DJ-UBS Commodity	$4,769	$483
ProShares UltraShort DJ-UBS Commodity	880	236
ProShares Ultra DJ-UBS Crude Oil	41,256	33,715
ProShares UltraShort DJ-UBS Crude Oil	22,438	1,891
ProShares Ultra Gold	24,820	9,474
ProShares UltraShort Gold	13,434	3,412
ProShares Ultra Silver	36,445	2,949
ProShares UltraShort Silver	14,912	1,167
ProShares Ultra Euro	1,480	690
ProShares UltraShort Euro	38,955	5,186
ProShares Ultra Yen	913	508
ProShares UltraShort Yen	16,534	5,382

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

Results of Operations for the Three-Month Period Ended March 31, 2010 Compared to the Three-Month Period Ended March 31, 2009

NAV of ProShares Ultra DJ-UBS Commodity

The Fund’s NAV decreased from $19,743,932 at December 31, 2009 to $12,515,659 at March 31, 2010. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 700,014 Shares at December 31, 2009 to 500,014 Shares at March 31, 2010 due to 100,000 Shares (2 Creation Units) being created and 300,000 Shares (6 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Commodity Index. For the three-month period ended March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 11.3%. During the three-month period ended March 31, 2010, the benchmark index declined by a cumulative 5.0% and had an annualized volatility of 17.7%.

By comparison, during the three-month period ended March 31, 2009, the Fund’s NAV increased from $3,325,011 at December 31, 2008 to $13,170,908 at March 31, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 150,014 Shares at December 31, 2008 to 700,014 Shares at March 31, 2009 due to 550,000 Shares (11 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Commodity Index. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 15.1%. During the three-month period ended March 31, 2009, the benchmark declined by a cumulative 6.4% and had an annualized volatility of 31%.

NAV of ProShares UltraShort DJ-UBS Commodity

The Fund’s NAV increased from $2,924,426 at December 31, 2009 to $4,717,758 at March 31, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 200,014 Shares at December 31, 2009 to 300,014 Shares at March 31, 2010 due to 100,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. For the three-month period ended March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 7.6%. During the three-month period ended March 31, 2010, the benchmark index declined by a cumulative 5.0% and had an annualized volatility of 17.7%

By comparison, during the three-month period ended March 31, 2009, the Fund’s NAV increased from $2,679,883 at December 31, 2008 to $2,793,409 at March 31, 2009. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 4.2%. During the three-month period ended March 31, 2009, the benchmark index declined by a cumulative 6.4% and had an annualized volatility of 31%.

NAV of ProShares Ultra DJ-UBS Crude Oil

The Fund’s NAV decreased from $323,819,670 at December 31, 2009 to $199,930,040 at March 31, 2010. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 25,650,014 Shares at December 31, 2009 to 15,100,014 Shares at March 31, 2010 due to 15,950,000 Shares (319 Creation Units) being created and 26,500,000 Shares (530 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the three-month period ended March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 4.9%. During the three-month period ended March 31, 2010, the benchmark index rose by a cumulative 3.4% and had an annualized volatility of 27.2%.

By comparison, during the three-month period ended March 31, 2009, the Fund’s NAV increased from $99,772,943 at December 31, 2008 to $304,110,416 at March 31, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 6,750,014 Shares at December 31, 2008 to 35,400,014 Shares at March 31, 2009 due to 65,200,000 Shares (1,304 Creation Units) being created and 36,550,000 Shares (731 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 41.9%. During the three- month period ended March 31, 2009, the benchmark index declined by a cumulative 18.7% and had an annualized volatility of 70%.

NAV of ProShares UltraShort DJ-UBS Crude Oil

The Fund’s NAV increased from $76,656,626 at December 31, 2009 to $124,055,704 at March 31, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 5,600,014 Shares at December 31, 2009 to 10,250,014 Shares at March 31, 2010 due to 13,350,000 Shares (267 Creation Units) being created and 8,700,000 Shares (174 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the three-month period ended March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 11.6%. During the three-month period ended March 31, 2010, the benchmark index rose by a cumulative 3.4% and had an annualized volatility of 27.2%.

By comparison, during the three-month period ended March 31, 2009, the Fund’s NAV increased from $14,502,399 at December 31, 2008 to $43,600,089 at March 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 500,014 Shares at December 31, 2008 to 1,400,014 Shares at March 31, 2009 due to 4,250,000 Shares (85 Creation Units) being created and 3,350,000 Shares (67 Creation Units) being redeemed during the period. The increase in the Fund’s NAV resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 7.1%. During the three-month period ended March 31, 2009, the benchmark index declined by a cumulative 18.7% and had an annualized volatility of 70%.

NAV of ProShares Ultra Gold

The Fund’s NAV increased from $156,476,709 at December 31, 2009 to $164,101,484 at March 31, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 3,550,014 Shares at December 31, 2009 to 3,600,014 Shares at March 31, 2010 due to 600,000 Shares (12 Creation Units) being created and 550,000 Shares (11 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three-month period ended March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 3.4%. During the three-month period ended March 31, 2010, the benchmark index rose by a cumulative 2.6% and had an annualized volatility of 18.4%.

By comparison, during the three-month period ended March 31, 2009, the Fund’s NAV increased from $27,736,722 at December 31, 2008 to $125,774,217 at March 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 900,014 Shares at December 31, 2008 to 3,800,014 Shares at March 31, 2009 due to 3,150,000 Shares (63 Creation Units) being created and 250,000 Shares (5 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 7.4%. During the three-month period ended March 31, 2009, the benchmark index rose by a cumulative 5.4% and had an annualized volatility of 31%.

NAV of ProShares UltraShort Gold*

The Fund’s NAV decreased from $67,602,811 at December 31, 2009 to $64,798,115 at March 31, 2010. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase in outstanding Shares, which increased from 1,290,003 Shares at December 31, 2009 to 1,340,003 Shares at March 31, 2010 due to 300,000 Shares (30 Creation Units) being created and 250,000 Shares (25 Creation Units) being redeemed during the period. For the three-month period ended March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 7.7%. During the three-month period ended March 31, 2010, the benchmark index rose by a cumulative 2.6% and had an annualized volatility of 18.4%.

By comparison, during the three-month period ended March 31, 2009, the Fund’s NAV increased from $3,875,093 at December 31, 2008 to $50,995,214 at March 31, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 40,003 Shares at December 31, 2008 to 630,003 Shares at March 31, 2009 due to 670,000 Shares (67 Creation Units) being created and 80,000 Shares (8 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 16.5%. During the three-month period ended March 31, 2009, the benchmark index rose by a cumulative 5.4% and had an annualized volatility of 31%.

*	See Note 9 of the Notes to Financial Statements in Item 1 of Part I.

NAV of ProShares Ultra Silver

The Fund’s NAV increased from $145,416,382 at December 31, 2009 to $171,235,987 at March 31, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 2,550,014 Shares at December 31, 2009 to 2,950,014 Shares at March 31, 2010 due to 700,000 Shares (14 Creation Units) being created and 300,000 Shares (6 Creation Units) being redeemed during the period. The increase in the

Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the three-month period ended March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 1.8%. During the three-month period ended March 31, 2010, the benchmark index rose by a cumulative 3.0% and had an annualized volatility of 32.5%.

By comparison, during the three-month period ended March 31, 2009, the Fund’s NAV increased from $10,011,149 at December 31, 2008 to $53,762,075 at March 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 350,014 Shares at December 31, 2008 to 1,350,014 Shares at March 31, 2009 due to 1,200,000 Shares (24 Creation Units) being created and 200,000 Shares (4 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 39.2%. During the three-month period ended March 31, 2009, the benchmark index rose by a cumulative 21.5% and had an annualized volatility of 41%.

NAV of ProShares UltraShort Silver*

The Fund’s NAV increased from $64,516,145 at December 31, 2009 to $69,330,778 at March 31, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 1,370,001 Shares at December 31, 2009 to 1,705,001 Shares at March 31, 2010 due to 620,000 Shares (124 Creation Units) being created and 285,000 Shares (57 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the three-month period ended March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 13.7%. During the three-month period ended March 31, 2010, the benchmark index rose by a cumulative 3.0% and had an annualized volatility of 32.5%.

By comparison, during the three-month period ended March 31, 2009, the Fund’s NAV increased from $1,960,071 at December 31, 2008 to $28,707,227 at March 31, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 10,001 Shares at December 31, 2008 to 250,001 Shares at March 31, 2009 due to 270,000 Shares (54 Creation Units) being created and 30,000 Shares (6 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 41.4%. During the three-month period ended March 31, 2009, the benchmark index rose by a cumulative 21.5% and had an annualized volatility of 41%.

*	See Note 9 of the Notes to Financial Statements in Item 1 of Part I.

NAV of ProShares Ultra Euro

The Fund’s NAV increased from $7,531,857 at December 31, 2009 to $9,342,863 at March 31, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 250,014 Shares at December 31, 2009 to 350,014 Shares at March 31, 2010 due to 100,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the three-month period ended March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 11.4%. During the three-month period ended March 31, 2010, the benchmark index declined by a cumulative 5.6% and had an annualized volatility of 9.3%.

By comparison, during the three-month period ended March 31, 2009, the Fund’s NAV increased from $4,386,411 at December 31, 2008 to $6,571,280 at March 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 150,014 Shares at December 31, 2008 to 250,014 Shares at March 31, 2009 due to 100,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 10.1%. During the three-month period ended March 31, 2009, the benchmark index declined by a cumulative 4.9% and had an annualized volatility of 18%.

NAV of ProShares UltraShort Euro

The Fund’s NAV increased from $100,847,786 at December 31, 2009 to $295,228,354 at March 31, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 5,400,014 Shares at December 31, 2009 to 14,200,014 Shares at March 31, 2010 due to 8,800,000 Shares (176 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the three-month period ended March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 11.3%. During the three-month period ended March 31, 2010, the benchmark index declined by a cumulative 5.6% and had an annualized volatility of 9.3%.

By comparison, during the three-month period ended March 31, 2009, the Fund’s NAV increased from $7,331,163 at December 31, 2008 to $47,220,268 at March 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 350,014 Shares at December 31, 2008 to 2,100,014 Shares at March 31, 2009 due to 1,950,000 Shares (39 Creation Units) being created and 200,000 Shares (4 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 7.4%. During the three-month period ended March 31, 2009, the benchmark index declined by a cumulative 4.9% and had an annualized volatility of 18%.

NAV of ProShares Ultra Yen

The Fund’s NAV decreased from $3,921,267 at December 31, 2009 to $3,866,243 at March 31, 2010. The Fund had no creation or redemption activity during the quarter. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three-month period ended March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 1.4%. During the three-month period ended March 31 2010, the benchmark index declined by a cumulative 0.4% and had an annualized volatility of 10.7%.

By comparison, during the three-month period ended March 31, 2009, the Fund’s NAV increased from $2,845,053 at December 31, 2008 to $3,544,412 at March 31, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 150,014 Shares at March 31, 2009 due to 50,000 Shares (1 Creation Unit) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 16.9%. During the three-month period ended March 31, 2009, the benchmark index declined by a cumulative 8.3% and had an annualized volatility of 16%.

NAV of ProShares UltraShort Yen

The Fund’s NAV increased from $67,487,917 at December 31, 2009 to $130,528,652 at March 31, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 3,150,014 Shares at December 31, 2009 to 6,100,014 Shares at March 31, 2010 due to 3,200,000 Shares (64 Creation Units) being created and 250,000 Shares (5 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three-month period ended March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 0.1%. During the three-month period ended March 31, 2010, the benchmark index declined by a cumulative 0.4% and had an annualized volatility of 10.7%.

By comparison, during the three-month period ended March 31, 2009, the Fund’s NAV increased from $2,166,617 at December 31, 2008 to $59,302,780 at March 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 2,350,014 Shares at March 31, 2009 due to 2,350,000 Shares (47 Creation Units) being created and 100,000 Shares (2 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three-month period ended March 31, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 16.5%. During the three-month period ended March 31, 2009, the benchmark index declined by a cumulative 8.3% and had an annualized volatility of 16%.

Off-Balance Sheet Arrangements and Contractual Obligations

As of May 10, 2010 the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

Each Fund pays its respective brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which are sensitive to commodity price risk. As of March 31, 2010 and March 31, 2009, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra DJ-UBS Commodity:

As of March 31, 2010, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s swap positions as of March 31, 2010, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$132.152	$6,167,454
Dow Jones-UBS Commodity Index	UBS AG	Long	132.152	18,876,326

The March 31, 2010 swap notional amount is calculated by multiplying units times the closing level of the Index. The notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission on March 1, 2010 (the “Form 10-K”) for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of March 31, 2009, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s swap positions as of March 31, 2009, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$109.782	$26,338,582

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

ProShares UltraShort DJ-UBS Commodity:

As of March 31, 2010, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s short swap positions as of March 31, 2010, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$132.152	$(2,342,111)
Dow Jones-UBS Commodity Index	UBS AG	Short	132.152	(7,086,944)

The March 31, 2010 short swap notional amount is calculated by multiplying units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by minus two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of March 31, 2009, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s short swap positions as of March 31, 2009, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$109.782	$(5,585,245)

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

ProShares Ultra DJ-UBS Crude Oil:

As of March 31, 2010, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	May 2010	2,004	$83.76	1,000	$167,855,040

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Long	$269.083	$97,624,389
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Long	269.083	134,402,141

The March 31, 2010 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2010 swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of March 31, 2009, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	May 2009	5,827	$49.66	1,000	$289,368,820

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Long	$202.886	$318,867,914

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

ProShares UltraShort DJ-UBS Crude Oil:

As of March 31, 2010, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	May 2010	1,056	$83.76	1,000	$(88,450,560)

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Short	$269.083	$(60,189,544)
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Short	269.083	(99,427,228)

The March 31, 2010 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2010 short swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of March 31, 2009, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	May 2009	1,110	$49.66	1,000	$(55,122,600)

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Short	$202.886	$(32,076,469)

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

ProShares Ultra Gold:

As of March 31, 2010, the ProShares Ultra Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2010	69	$1,114.50	100	$7,690,050

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$1,115.55	$35,050,581
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,115.55	285,469,245

The March 31, 2010 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2010 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of March 31, 2009, the ProShares Ultra Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2009	71	$919.60	100	$6,529,160

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$916.60	$245,025,512

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

ProShares UltraShort Gold:

As of March 31, 2010, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2010	41	$1,114.50	100	$(4,569,450)

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$1,115.55	$(13,272,814)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,115.55	(111,778,110)

The March 31, 2010 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2010 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of March 31, 2009, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2009	40	$919.60	100	$(3,678,400)

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$916.60	$(98,349,347)

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

ProShares Ultra Silver:

As of March 31, 2010, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2010	129	$17.526	5,000	$11,304,270

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$17.5016	$82,271,521
0.999 Fine Troy Ounce Silver	UBS AG	Long	17.5016	247,192,598

The March 31, 2010 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2010 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of March 31, 2009, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2009	67	$13.125	5,000	$4,396,875

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$13.11	$103,146,858

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

ProShares UltraShort Silver:

As of March 31, 2010, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2010	20	$17.526	5,000	$(1,752,600)

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$17.5016	$(33,909,350)
0.999 Fine Troy Ounce Silver	UBS AG	Short	17.5016	(103,661,977)

The March 31, 2010 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2010 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of March 31, 2009, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2009	32	$13.125	5,000	$(2,100,000)

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$13.11	$(55,330,755)

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

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Funds’ Financial Instruments, which are sensitive to changes in exchange rates. As of March 31, 2010, each of the Currency Funds’ positions were as follows:

ProShares Ultra Euro:

As of March 31, 2010, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2010, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/09/10	8,133,525	1.3505	$10,984,377
Euro	UBS AG	Long	04/09/10	6,300,300	1.3505	8,508,595
Euro	Goldman Sachs International	Short	04/09/10	(238,800)	1.3505	(322,501)
Euro	UBS AG	Short	04/09/10	(356,300)	1.3505	(481,185)

The March 31, 2010 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of March 31, 2009, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/03/09	10,198,900	1.32818	$13,546,029
Euro	Goldman Sachs International	Short	04/03/09	(303,700)	1.32818	(403,370)

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

ProShares UltraShort Euro:

As of March 31, 2010, the ProShares UltraShort Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2010, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	UBS AG	Long	04/09/10	19,463,200	1.3505	$26,285,176
Euro	Goldman Sachs International	Short	04/09/10	(226,729,525)	1.3505	(306,199,668)
Euro	UBS AG	Short	04/09/10	(231,621,500)	1.3505	(312,806,312)

The March 31, 2010 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of March 31, 2009, the ProShares UltraShort Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/03/09	3,598,400	1.32818	$4,779,342
Euro	Goldman Sachs International	Short	04/03/09	(74,627,100)	1.32818	(99,118,616)

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

ProShares Ultra Yen:

As of March 31, 2010, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2010, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/09/10	399,930,000	0.010692	$4,276,092
Yen	UBS AG	Long	04/09/10	353,640,000	0.010692	3,781,154
Yen	Goldman Sachs International	Short	04/09/10	(7,200,000)	0.010692	(76,983)
Yen	UBS AG	Short	04/09/10	(20,600,000)	0.010692	(220,257)

The March 31, 2010 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of March 31, 2009, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/03/09	724,700,000	0.0100996	$7,319,163
Yen	Goldman Sachs International	Short	04/03/09	(22,810,000)	0.0100996	(230,371)

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

ProShares UltraShort Yen:

As of March 31, 2010, the ProShares UltraShort Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2010, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	UBS AG	Long	04/09/10	141,320,000	0.010692	$1,511,008
Yen	Goldman Sachs International	Short	04/09/10	(11,592,420,000)	0.010692	(123,947,313)
Yen	UBS AG	Short	04/09/10	(12,947,630,000)	0.010692	(138,437,354)

The March 31, 2010 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of March 31, 2009, the ProShares UltraShort Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/03/09	642,490,000	0.0100996	$6,488,877
Yen	Goldman Sachs International	Short	04/03/09	(12,389,350,000)	0.0100996	(125,127,194)

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of March 31, 2010, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Funds’ internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no changes to Risk Factors since last reported in Part I, Item 1A in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	As described in the Trust’s Registration Statement on Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, its Registration Statement on Form S-1 (No. 333-156888), which was declared effective on February 13, 2009, and its Registration Statement on Form S-3 (No. 333-163511), which was automatically declared effective on December 4, 2009, substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions. Each Fund continuously offers and redeems its Shares in blocks of 50,000 Shares.

Title of Securities Registered	Amount Registered	Shares Sold December 31, 2009 through March 31, 2010		Sale Price of Shares Sold December 31, 2009 through March 31, 2010
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$1,500,000,000	100,000		$2,604,725
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	$2,500,000,000	100,000		$1,610,413
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest	$7,000,000,000	15,950,000		$172,930,688
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest	$4,500,000,000	13,350,000		$172,029,659
ProShares Ultra Gold Common Units of Beneficial Interest	$3,000,000,000	600,000		$27,481,133
ProShares UltraShort Gold Common Units of Beneficial Interest	$3,000,000,000	300,000	*	$14,766,261
ProShares Ultra Silver Common Units of Beneficial Interest	$2,000,000,000	700,000		$34,990,226
ProShares UltraShort Silver Common Units of Beneficial Interest	$2,000,000,000	620,000	*	$27,705,812
ProShares Ultra Euro Common Units of Beneficial Interest	$1,500,000,000	100,000		$2,711,263
ProShares UltraShort Euro Common Units of Beneficial Interest	$1,500,000,000	8,800,000		$175,158,072
ProShares Ultra Yen Common Units of Beneficial Interest	$1,500,000,000	—		$—
ProShares UltraShort Yen Common Units of Beneficial Interest	$1,500,000,000	3,200,000		$64,382,901
Total:	$31,500,000,000	43,820,000		$696,371,153

*	See Note 9 of the Notes to Financial Statements in Item 1 of Part I.

(c)	From December 31, 2009 through March 31, 2010, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Ultra DJ-UBS Commodity
01/01/10 to 01/31/10	200,000	$26.98
02/01/10 to 02/28/10	100,000	24.14
03/01/10 to 03/31/10	—	—
ProShares UltraShort DJ-UBS Commodity
01/01/10 to 01/31/10	—	—
02/01/10 to 02/28/10	—	—
03/01/10 to 03/31/10	—	—
ProShares Ultra DJ-UBS Crude Oil
01/01/10 to 01/31/10	6,700,000	13.49
02/01/10 to 02/28/10	14,850,000	11.64
03/01/10 to 03/31/10	4,950,000	12.80
ProShares UltraShort DJ-UBS Crude Oil
01/01/10 to 01/31/10	5,600,000	14.61
02/01/10 to 02/28/10	1,250,000	15.46
03/01/10 to 03/31/10	1,850,000	12.80
ProShares Ultra Gold
01/01/10 to 01/31/10	300,000	43.85
02/01/10 to 02/28/10	250,000	46.14
03/01/10 to 03/31/10	—	—
ProShares UltraShort Gold*
01/01/10 to 01/31/10	80,000	51.82
02/01/10 to 02/28/10	—	—
03/01/10 to 03/31/10	170,000	49.65
ProShares Ultra Silver
01/01/10 to 01/31/10	—	—
02/01/10 to 02/28/10	50,000	47.72
03/01/10 to 03/31/10	250,000	56.24
ProShares UltraShort Silver*
01/01/10 to 01/31/10	—	—
02/01/10 to 02/28/10	180,000	51.87
03/01/10 to 03/31/10	105,000	43.73
ProShares Ultra Euro
01/01/10 to 01/31/10	—	—
02/01/10 to 02/28/10	—	—
03/01/10 to 03/31/10	—	—
ProShares UltraShort Euro
01/01/10 to 01/31/10	—	—
02/01/10 to 02/28/10	—	—
03/01/10 to 03/31/10	—	—
ProShares Ultra Yen
01/01/10 to 01/31/10	—	—
02/01/10 to 02/28/10	—	—
03/01/10 to 03/31/10	—	—
ProShares UltraShort Yen
01/01/10 to 01/31/10	—	—
02/01/10 to 02/28/10	250,000	20.34
03/01/10 to 03/31/10	—	—
Total:	37,135,000	$14.33

*	See Note 9 of the Notes to Financial Statements in Item 1 of Part I.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Filed herewith
(2)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg
By: Louis Mayberg
Principal Executive Officer

Date: May 10, 2010

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: May 10, 2010