Form 10-Q
period 2010-06-30
ProShares Trust II
filed 2010-08-09
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$1,536,012	$78,112
Short-term U.S. government and agency obligations (Note 3) (cost $10,235,478 and $18,504,220, respectively)	10,236,860	18,503,052
Unrealized appreciation on swap agreements	541,400	1,177,968

Total assets	12,314,272	19,759,132

Liabilities and shareholders’ equity
Liabilities
Management fee payable	9,323	15,200

Total liabilities	9,323	15,200

Shareholders’ equity
Paid-in capital	10,839,183	14,857,362
Accumulated earnings (deficit)	1,465,766	4,886,570

Total shareholders’ equity	12,304,949	19,743,932

Total liabilities and shareholders’ equity	$12,314,272	$19,759,132

Shares outstanding	550,014	700,014

Net asset value per share	$22.37	$28.21

Market value per share (Note 2)	$22.16	$28.43

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

JUNE 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (83% of shareholders’ equity)
U.S. Treasury Bills:
0.260% due 08/26/10†	$5,740,000	$5,738,465
0.195% due 09/09/10†	2,500,000	2,499,257
0.230% due 10/07/10	2,000,000	1,999,138

Total short-term U.S. government and agency obligations (cost $10,235,478)		$10,236,860

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	07/06/10	$ 6,292,846	$138,031
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	07/06/10	18,324,499	403,369

			$541,400

^	The positions and counterparties herein are as of June 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

†	All or partial amount segregated as collateral for swap agreements.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Investment Income
Interest	$6,549	$1,791	$11,318	$2,274

Expenses
Management fee	28,875	30,449	60,926	26,503
Offering costs	—	19,322	—	38,430

Total expenses	28,875	49,771	60,926	64,933

Net investment income (loss)	(22,326)	(47,980)	(49,608)	(62,659)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(2,396,285)	3,718,222	(2,738,144)	3,755,997
Short-term U.S. government and agency obligations	89	—	966	—

Net realized gain (loss)	(2,396,196)	3,718,222	(2,737,178)	3,755,997

Change in net unrealized appreciation/depreciation on
Swap agreements	1,020,246	(1,093,594)	(636,568)	(2,077,981)
Short-term U.S. government and agency obligations	194	—	2,550	—

Change in net unrealized appreciation/depreciation	1,020,440	(1,093,594)	(634,018)	(2,077,981)

Net realized and unrealized gain (loss)	(1,375,756)	2,624,628	(3,371,196)	1,678,016

Net income (loss)	$(1,398,082)	$2,576,648	$(3,420,804)	$1,615,357

Net income (loss) per weighted-average share	$(2.74)	$2.73	$(6.63)	$2.51

Weighted-average shares outstanding	509,904	942,322	516,312	643,108

.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$19,743,932

Addition of 250,000 shares	5,958,070
Redemption of 400,000 shares	(9,976,249)

Net addition (redemption) of (150,000) shares	(4,018,179)

Net investment income (loss)	(49,608)
Net realized gain (loss)	(2,737,178)
Change in net unrealized appreciation/depreciation	(634,018)

Net income (loss)	(3,420,804)

Shareholders’ equity, at June 30, 2010	$12,304,949

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash flow from operating activities
Net income (loss)	$(3,420,804)	$1,615,357
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for swap agreements	—	(12,960,000)
Net sale (purchase) of short-term U.S. government and agency obligations	8,268,742	(9,637,846)
Change in unrealized appreciation/depreciation on investments	634,018	2,077,981
(Increase) Decrease in receivable from Sponsor	—	26,503
Amortization of offering cost	—	38,430
(Decrease) in management fee payable	(5,877)	—

Net cash provided by (used in) operating activities	5,476,079	(18,839,575)

Cash flow from financing activities
Proceeds from addition of shares	5,958,070	25,899,595
Payment on shares redeemed	(9,976,249)	—

Net cash provided by (used in) financing activities	(4,018,179)	25,899,595

Net increase (decrease) in cash	1,457,900	7,060,020
Cash, beginning of period	78,112	1,745,354

Cash, end of period	$1,536,012	$8,805,374

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$904,556	$90,383
Segregated cash balances for swap agreements	419,200	485,000
Short-term U.S. government and agency obligations (Note 3) (cost $2,498,793 and $2,568,287, respectively)	2,499,060	2,568,141

Total assets	3,822,816	3,143,524

Liabilities and shareholders’ equity
Liabilities
Management fee payable	3,629	2,493
Unrealized depreciation on swap agreements	437,534	216,605

Total liabilities	441,163	219,098

Shareholders’ equity
Paid-in capital	5,193,421	5,049,843
Accumulated earnings (deficit)	(1,811,768)	(2,125,417)

Total shareholders’ equity	3,381,653	2,924,426

Total liabilities and shareholders’ equity	$3,822,816	$3,143,524

Shares outstanding	200,014	200,014

Net asset value per share	$16.91	$14.62

Market value per share (Note 2)	$17.01	$14.65

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

JUNE 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (74% of shareholders’ equity)
U.S. Treasury Bills:
0.260% due 08/26/10†	$1,000,000	$999,733
0.190% due 09/23/10†	1,000,000	999,631
0.205% due 11/04/10	500,000	499,696

Total short-term U.S. government and agency obligations (cost $2,498,793)		$2,499,060

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	07/06/10	$(1,504,460)	$(107,599)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	07/06/10	(5,246,244)	(329,935)

			$(437,534)

^	The positions and counterparties herein are as of June 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

†	All or partial amount segregated as collateral for swap agreements.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Investment Income
Interest	$1,438	$154	$2,318	$390

Expenses
Management fee	10,734	—	19,491	—
Offering costs	—	77,243	—	153,637
Limitation by Sponsor	—	(71,154)	—	(140,717)

Total expenses	10,734	6,089	19,491	12,920

Net investment income (loss)	(9,296)	(5,935)	(17,173)	(12,530)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	688,684	(1,068,161)	551,420	(1,079,538)
Short-term U.S. government and agency obligations	—	—	(82)	—

Net realized gain (loss)	688,684	(1,068,161)	551,338	(1,079,538)

Change in net unrealized appreciation/depreciation on
Swap agreements	(548,694)	340,661	(220,929)	472,159
Short-term U.S. government and agency obligations	36	—	413	—

Change in net unrealized appreciation/depreciation	(548,658)	340,661	(220,516)	472,159

Net realized and unrealized gain (loss)	140,026	(727,500)	330,822	(607,379)

Net income (loss)	$130,730	$(733,435)	$313,649	$(619,909)

Net income (loss) per weighted-average share	$0.47	$(6.54)	$1.21	$(5.84)

Weighted-average shares outstanding	277,487	112,102	258,854	106,091

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$2,924,426

Addition of 200,000 shares	3,370,174
Redemption of 200,000 shares	(3,226,596)

Net addition (redemption) of 0 shares	143,578

Net investment income (loss)	(17,173)
Net realized gain (loss)	551,338
Change in net unrealized appreciation/depreciation	(220,516)

Net income (loss)	313,649

Shareholders’ equity, at June 30, 2010	$3,381,653

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash flow from operating activities
Net income (loss)	$313,649	$(619,909)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	65,800	(790,000)
Net sale (purchase) of short-term U.S. government and agency obligations	69,494	(1,064,989)
Change in unrealized appreciation/depreciation on investments	220,516	(472,159)
(Increase) in receivable from Sponsor	—	(140,717)
Amortization of offering cost	—	153,637
Increase (Decrease) in management fee payable	1,136	—

Net cash provided by (used in) operating activities	670,595	(2,934,137)

Cash flow from financing activities
Proceeds from addition of shares	3,370,174	3,165,714
Payment on shares redeemed	(3,226,596)	—

Net cash provided by (used in) financing activities	143,578	3,165,714

Net increase (decrease) in cash	814,173	231,577
Cash, beginning of period	90,383	1,579,140

Cash, end of period	$904,556	$1,810,717

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$8,052,003	$80,936
Segregated cash balances with brokers for futures contracts	20,899,564	13,574,925
Short-term U.S. government and agency obligations (Note 3) (cost $446,082,069 and $323,044,324, respectively)	446,105,615	323,026,067
Unrealized appreciation on swap agreements	22,463,244	21,129,076
Receivable from capital shares sold	6,742,296	—
Receivable on open futures contracts	—	1,466,444

Total assets	504,262,722	359,277,448

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,585,828	35,195,574
Management fee payable	424,723	262,204

Total liabilities	3,010,551	35,457,778

Shareholders’ equity
Paid-in capital	387,487,874	190,554,540
Accumulated earnings (deficit)	113,764,297	133,265,130

Total shareholders’ equity	501,252,171	323,819,670

Total liabilities and shareholders’ equity	$504,262,722	$359,277,448

Shares outstanding	52,050,014	25,650,014

Net asset value per share	$9.63	$12.62

Market value per share (Note 2)	$9.53	$12.68

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (89% of shareholders’ equity)
U.S. Cash Management Bills:
0.077% due 07/15/10†	$81,100,000	$81,097,056
U.S. Treasury Bills:
0.150% due 07/22/10	22,000,000	21,998,348
0.050% due 07/29/10	49,000,000	48,993,748
0.185% due 08/26/10	63,650,000	63,632,980
0.160% due 09/09/10	49,000,000	48,985,442
0.220% due 09/16/10†	24,000,000	23,992,147
0.230% due 10/07/10†	10,000,000	9,995,688
0.200% due 10/21/10†	49,000,000	48,975,828
0.208% due 11/04/10†	61,000,000	60,962,936
0.220% due 11/18/10†	30,000,000	29,978,574
0.286% due 12/16/10†	7,500,000	7,492,868

Total short-term U.S. government and agency obligations (cost $446,082,069)		$446,105,615

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires September 2010	4,598	$350,183,680	$1,499,120

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	07/06/10	$240,847,937	$9,836,917
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	07/06/10	411,408,299	12,626,327

			$22,463,244

^	The positions and counterparties herein are as of June 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

†	All or partial amount segregated as collateral for swap agreements.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Investment Income
Interest	$132,798	$36,106	$174,054	$69,821

Expenses
Management fee	841,537	689,780	1,445,462	1,399,471
Brokerage commissions	51,622	54,556	79,965	186,506
Offering costs	—	38,627	—	76,829

Total expenses	893,159	782,963	1,525,427	1,662,806

Net investment income (loss)	(760,361)	(746,857)	(1,351,373)	(1,592,985)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(11,447,341)	85,053,189	8,078,781	41,331,968
Swap agreements	(45,766,422)	76,735,007	(12,270,907)	39,216,145
Short-term U.S. government and agency obligations	2,683	—	45,375	—

Net realized gain (loss)	(57,211,080)	161,788,196	(4,146,751)	80,548,113

Change in net unrealized appreciation/depreciation on
Futures contracts	(9,058,300)	(22,476,590)	(15,378,680)	(16,612,830)
Swap agreements	17,726,009	20,557,303	1,334,168	4,755,439
Short-term U.S. government and agency obligations	18,945	—	41,803	—

Change in net unrealized appreciation/depreciation	8,686,654	(1,919,287)	(14,002,709)	(11,857,391)

Net realized and unrealized gain (loss)	(48,524,426)	159,868,909	(18,149,460)	68,690,722

Net income (loss)	$(49,284,787)	$159,122,052	$(19,500,833)	$67,097,737

Net income (loss) per weighted-average share	$(1.44)	$5.11	$(0.70)	$1.97

Weighted-average shares outstanding	34,243,421	31,169,794	28,033,992	34,069,075

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$323,819,670

Addition of 68,650,000 shares	702,031,785
Redemption of 42,250,000 shares	(505,098,451)

Net addition (redemption) of 26,400,000 shares	196,933,334

Net investment income (loss)	(1,351,373)
Net realized gain (loss)	(4,146,751)
Change in net unrealized appreciation/depreciation	(14,002,709)

Net income (loss)	(19,500,833)

Shareholders’ equity, at June 30, 2010	$501,252,171

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash flow from operating activities
Net income (loss)	$(19,500,833)	$67,097,737
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for swap agreements	—	(56,600,000)
(Increase) Decrease in segregated cash balances with brokers for futures contracts	(7,324,639)	20,120,527
Net sale (purchase) of short-term U.S. government and agency obligations	(123,037,745)	(105,996,361)
Change in unrealized appreciation/depreciation on investments	(1,375,971)	(4,755,439)
Decrease in receivable on futures contracts	1,466,444	20,527,738
(Increase) Decrease in receivable from Sponsor	—	16,192
Amortization of offering cost	—	76,829
Increase (Decrease) in management fee payable	162,519	—
(Decrease) Increase in payable to Sponsor	—	538,361

Net cash provided by (used in) operating activities	(149,610,225)	(58,974,416)

Cash flow from financing activities
Proceeds from addition of shares	695,289,489	754,505,680
Payment on shares redeemed	(537,708,197)	(682,567,291)

Net cash provided by (used in) financing activities	157,581,292	71,938,389

Net increase (decrease) in cash	7,971,067	12,963,973
Cash, beginning of period	80,936	40,341,120

Cash, end of period	$ 8,052,003	$ 53,305,093

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$23,305,497	$75,409
Segregated cash balances for swap agreements	387,100	—
Segregated cash balances with brokers for futures contracts	2,252,813	4,162,725
Short-term U.S. government and agency obligations (Note 3) (cost $31,120,176 and $66,498,959, respectively)	31,124,437	66,495,308
Receivable from capital shares sold	—	8,244,946
Receivable on open futures contracts	417,984	—

Total assets	57,487,831	78,978,388

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,527,290	—
Payable on open futures contracts	—	1,271,069
Management fee payable	33,697	68,204
Unrealized depreciation on swap agreements	1,600,736	982,489

Total liabilities	6,161,723	2,321,762

Shareholders’ equity
Paid-in capital	42,638,623	94,438,947
Accumulated earnings (deficit)	8,687,485	(17,782,321)

Total shareholders’ equity	51,326,108	76,656,626

Total liabilities and shareholders’ equity	$57,487,831	$78,978,388

Shares outstanding	3,400,014	5,600,014

Net asset value per share	$15.10	$13.69

Market value per share (Note 2)	$15.24	$13.65

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (61% of shareholders’ equity)
U.S. Treasury Bills:
0.260% due 08/26/10†	$2,140,000	$2,139,428
0.195% due 09/09/10†	14,000,000	13,995,840
0.200% due 11/04/10†	10,000,000	9,993,924
0.286% due 12/16/10†	5,000,000	4,995,245

Total short-term U.S. government and agency obligations (cost $31,120,176)		$31,124,437

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires September 2010	445	$33,891,200	$802,030

Swap Agreements^
	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	07/06/10	$(26,682,771)	$(398,913)
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	07/06/10	(42,068,224)	(1,201,823)

			$(1,600,736)

^	The positions and counterparties herein are as of June 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

†	All or partial amount segregated as collateral for swap agreements.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Investment Income
Interest	$33,056	$7,498	$55,494	$9,389

Expenses
Management fee	189,102	79,934	406,784	62,584
Brokerage commissions	15,543	19,379	27,722	53,069
Offering costs	—	77,243	—	153,637

Total expenses	204,645	176,556	434,506	269,290

Net investment income (loss)	(171,589)	(169,058)	(379,012)	(259,901)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	5,375,460	(13,729,760)	5,001,258	(10,237,821)
Swap agreements	16,625,026	(16,070,328)	18,583,440	(16,070,328)
Short-term U.S. government and agency obligations	7,620	—	8,525	—

Net realized gain (loss)	22,008,106	(29,800,088)	23,593,223	(26,308,149)

Change in net unrealized appreciation/depreciation on
Futures contracts	3,248,810	925,020	3,865,930	4,645,600
Swap agreements	1,175,687	(1,780,068)	(618,247)	(1,858,544)
Short-term U.S. government and agency obligations	1,417	—	7,912	—

Change in net unrealized appreciation/depreciation	4,425,914	(855,048)	3,255,595	2,787,056

Net realized and unrealized gain (loss)	26,434,020	(30,655,136)	26,848,818	(23,521,093)

Net income (loss)	$26,262,431	$(30,824,194)	$26,469,806	$(23,780,994)

Net income (loss) per weighted-average share	$4.19	$(9.38)	$4.05	$(11.77)

Weighted-average shares outstanding	6,263,201	3,286,278	6,542,279	2,019,904

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$76,656,626

Addition of 18,350,000 shares	237,147,759
Redemption of 20,550,000 shares	(288,948,083)

Net addition (redemption) of (2,200,000) shares	(51,800,324)

Net investment income (loss)	(379,012)
Net realized gain (loss)	23,593,223
Change in net unrealized appreciation/depreciation	3,255,595

Net income (loss)	26,469,806

Shareholders’ equity, at June 30, 2010	$51,326,108

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash flow from operating activities
Net income (loss)	$26,469,806	$(23,780,994)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for swap agreements	(387,100)	(37,840,000)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	1,909,912	(3,778,675)
Net sale (purchase) of short-term U.S. government and agency obligations	35,378,783	(57,482,866)
Change in unrealized appreciation/depreciation on investments	610,335	1,858,544
(Increase) in receivable on futures contracts	(417,984)	—
(Increase) Decrease in receivable from Sponsor	—	53,143
Amortization of offering cost	—	153,637
(Decrease) in management fee payable	(34,507)	—
(Decrease) Increase in payable to Sponsor	—	9,441
(Decrease) in payable on futures contracts	(1,271,069)	(4,265,898)

Net cash provided by (used in) operating activities	62,258,176	(125,073,668)

Cash flow from financing activities
Proceeds from addition of shares	245,392,705	337,112,487
Payment on shares redeemed	(284,420,793)	(195,430,244)

Net cash provided by (used in) financing activities	(39,028,088)	141,682,243

Net increase (decrease) in cash	23,230,088	16,608,575
Cash, beginning of period	75,409	7,925,214

Cash, end of period	$23,305,497	$24,533,789

See accompanying notes to financial statements.

PROSHARES SHORT DJ-UBS NATURAL GAS*

STATEMENT OF FINANCIAL CONDITION

JUNE 30, 2010

(unaudited)

Assets
Cash	$200

Total assets	$200

Shareholders’ equity
Paid-in capital	$200

Total shareholders’ equity	$200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$19,159,842	$96,468
Segregated cash balances with brokers for futures contracts	652,358	480,837
Short-term U.S. government and agency obligations (Note 3) (cost $195,418,791 and $168,088,591, respectively)	195,430,393	168,085,670
Receivable on open futures contracts	—	32,930

Total assets	215,242,593	168,695,905

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,835,057
Management fee payable	160,765	149,879
Unrealized depreciation on forward agreements	5,757,565	5,234,260

Total liabilities	5,918,330	12,219,196

Shareholders’ equity
Paid-in capital	131,021,098	120,971,898
Accumulated earnings (deficit)	78,303,165	35,504,811

Total shareholders’ equity	209,324,263	156,476,709

Total liabilities and shareholders’ equity	$215,242,593	$168,695,905

Shares outstanding	3,750,014	3,550,014

Net asset value per share	$55.82	$44.08

Market value per share (Note 2)	$55.83	$44.68

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (93% of shareholders’ equity)
U.S. Cash Management Bills:
0.107% due 07/15/10	$12,000,000	$11,999,564
U.S. Treasury Bills:
0.150% due 07/22/10	11,000,000	10,999,174
0.120% due 07/29/10	21,000,000	20,997,320
0.260% due 08/26/10†	5,500,000	5,498,529
0.181% due 09/09/10†	44,000,000	43,986,928
0.220% due 09/16/10	4,000,000	3,998,691
0.190% due 09/23/10	14,500,000	14,494,651
0.185% due 09/30/10	24,500,000	24,489,281
0.230% due 10/07/10†	13,000,000	12,994,395
0.150% due 10/14/10†	12,000,000	11,994,627
0.204% due 11/04/10†	20,000,000	19,987,848
0.258% due 11/18/10†	4,000,000	3,997,143
0.210% due 11/26/10†	10,000,000	9,992,242

Total short-term U.S. government and agency obligations (cost $195,418,791)		$195,430,393

Futures Contracts Purchased

		Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires August 2010		116	$14,452,440	$124,570

Forward Agreements^
	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	07/06/10	$37,420	$46,554,222	$(640,540)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	07/06/10	285,800	355,563,780	(5,117,025)

				$(5,757,565)

^	The positions and counterparties herein are as of June 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

†	All or partial amount segregated as collateral for forward agreements.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Investment Income
Interest	$77,349	$16,032	$102,169	$25,506

Expenses
Management fee	447,194	258,045	830,426	386,087
Brokerage commissions	1,067	1,239	2,071	2,521
Offering costs	—	77,244	—	153,638

Total expenses	448,261	336,528	832,497	542,246

Net investment income (loss)	(370,912)	(320,496)	(730,328)	(516,740)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	984,644	223,390	905,501	353,866
Forward agreements	45,292,173	(953,897)	42,807,434	(1,333,346)
Short-term U.S. government and agency obligations	—	—	5,759	—

Net realized gain (loss)	46,276,817	(730,507)	43,718,694	(979,480)

Change in net unrealized appreciation/depreciation on
Futures contracts	62,390	65,909	318,770	37,630
Forward agreements	(8,015,828)	2,738,924	(523,305)	243,532
Short-term U.S. government and agency obligations	13,222	—	14,523	—

Change in net unrealized appreciation/depreciation	(7,940,216)	2,804,833	(190,012)	281,162

Net realized and unrealized gain (loss)	38,336,601	2,074,326	43,528,682	(698,318)

Net income (loss)	$37,965,689	$1,753,830	$42,798,354	$(1,215,058)

Net income (loss) per weighted-average share	$10.43	$0.41	$11.79	$(0.36)

Weighted-average shares outstanding	3,640,124	4,273,640	3,630,125	3,417,417

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$156,476,709

Addition of 1,150,000 shares	55,273,217
Redemption of 950,000 shares	(45,224,017)

Net addition (redemption) of 200,000 shares	10,049,200

Net investment income (loss)	(730,328)
Net realized gain (loss)	43,718,694
Change in net unrealized appreciation/depreciation	(190,012)

Net income (loss)	42,798,354

Shareholders’ equity, at June 30, 2010	$209,324,263

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash flow from operating activities
Net income (loss)	$42,798,354	$(1,215,058)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for forward agreements	—	(62,320,000)
(Increase) in segregated cash balances with brokers for futures contracts	(171,521)	(345,113)
Net sale (purchase) of short-term U.S. government and agency obligations	(27,330,200)	(67,998,364)
Change in unrealized appreciation/depreciation on investments	508,782	(243,532)
(Increase) in receivable due from counterparty	—	(5,083,218)
Decrease in receivable on futures contracts	32,930	2,885
(Increase) Decrease in receivable from Sponsor	—	43,098
Amortization of offering cost	—	153,638
Increase (Decrease) in management fee payable	10,886	—
(Decrease) Increase in payable to Sponsor	—	342,989

Net cash provided by (used in) operating activities	15,849,231	(136,662,675)

Cash flow from financing activities
Proceeds from addition of shares	55,273,217	151,401,468
Payment on shares redeemed	(52,059,074)	(16,570,607)

Net cash provided by (used in) financing activities	3,214,143	134,830,861

Net increase (decrease) in cash	19,063,374	(1,831,814)
Cash, beginning of period	96,468	23,435,796

Cash, end of period	$19,159,842	$21,603,982

See accompanying notes to financial statements.

PROSHARES SHORT GOLD*

STATEMENT OF FINANCIAL CONDITION

JUNE 30, 2010

(unaudited)

Assets
Cash	$200

Total assets	$200

Shareholders’ equity
Paid-in capital	$200

Total shareholders’ equity	$200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$900,576	$75,790
Segregated cash balances for forward agreements	409,500	—
Segregated cash balances with brokers for futures contracts	118,555	140,916
Short-term U.S. government and agency obligations (Note 3) (cost $68,576,880 and $66,312,955, respectively)	68,580,846	66,310,764
Unrealized appreciation on forward agreements	1,762,644	2,144,062

Total assets	71,772,121	68,671,532

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,014,755
Management fee payable	56,489	53,966

Total liabilities	56,489	1,068,721

Shareholders’ equity
Paid-in capital	111,407,721	86,180,401
Accumulated earnings (deficit)	(39,692,089)	(18,577,590)

Total shareholders’ equity	71,715,632	67,602,811

Total liabilities and shareholders’ equity	$71,772,121	$68,671,532

Shares outstanding (Note 1)	1,889,901	1,290,003

Net asset value per share (Note 1)	$37.95	$52.41

Market value per share (Note 1) (Note 2)	$37.95	$51.75

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (96% of shareholders’ equity)
U.S. Cash Management Bills:
0.044% due 07/15/10	$14,000,000	$13,999,492
U.S. Treasury Bills:
0.150% due 07/22/10	7,000,000	6,999,474
0.163% due 07/29/10	6,000,000	5,999,234
0.260% due 08/26/10†	9,700,000	9,697,406
0.180% due 09/09/10†	7,500,000	7,497,772
0.190% due 09/23/10	6,900,000	6,897,455
0.185% due 09/30/10†	4,500,000	4,498,031
0.230% due 10/07/10†	6,000,000	5,997,413
0.210% due 11/26/10	7,000,000	6,994,569

Total short-term U.S. government and agency obligations (cost $68,576,880)		$68,580,846

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires August 2010	22	$2,740,980	$(21,930)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	07/06/10	$(14,798)	$(18,410,192)	$250,973
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	07/06/10	(98,800)	(122,917,080)	1,511,671

				$1,762,644

^	The positions and counterparties herein are as of June 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

†	All or partial amount segregated as collateral for forward agreements.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Investment Income
Interest	$26,319	$5,627	$39,753	$9,039

Expenses
Management fee	152,203	40,340	314,538	37,026
Brokerage commissions	775	1,045	1,825	2,265
Offering costs	—	77,243	—	153,637

Total expenses	152,978	118,628	316,363	192,928

Net investment income (loss)	(126,659)	(113,001)	(276,610)	(183,889)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(422,725)	(24,477)	(314,318)	(222,084)
Forward agreements	(18,270,102)	(2,336,048)	(20,089,396)	(7,791,142)
Short-term U.S. government and agency obligations	53	—	2,156	—

Net realized gain (loss)	(18,692,774)	(2,360,525)	(20,401,558)	(8,013,226)

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,690)	(19,724)	(61,070)	8,750
Forward agreements	2,688,728	(1,060,650)	(381,418)	14,716
Short-term U.S. government and agency obligations	2,175	—	6,157	—

Change in net unrealized appreciation/depreciation	2,689,213	(1,080,374)	(436,331)	23,466

Net realized and unrealized gain (loss)	(16,003,561)	(3,440,899)	(20,837,889)	(7,989,760)

Net income (loss)	$(16,130,220)	$(3,553,900)	$(21,114,499)	$(8,173,649)

Net income (loss) per weighted-average share (Note 1)	$(10.46)	$(5.70)	$(14.40)	$(16.29)

Weighted-average shares outstanding (Note 1)	1,541,572	623,959	1,466,482	501,660

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$67,602,811

Addition of 1,150,000 shares (Note 1)	49,991,342
Redemption of 550,102 shares (Note 1)	(24,764,022)

Net addition (redemption) of 599,898 shares (Note 1)	25,227,320

Net investment income (loss)	(276,610)
Net realized gain (loss)	(20,401,558)
Change in net unrealized appreciation/depreciation	(436,331)

Net income (loss)	(21,114,499)

Shareholders’ equity, at June 30, 2010	$71,715,632

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash flow from operating activities
Net income (loss)	$(21,114,499)	$(8,173,649)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for forward agreements	(409,500)	(20,460,000)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	22,361	(192,195)
Net sale (purchase) of short-term U.S. government and agency obligations	(2,263,925)	(19,499,386)
Change in unrealized appreciation/depreciation on investments	375,261	(14,716)
(Increase) Decrease in receivable due from counterparty	—	1,845,084
(Increase) in receivable on futures contracts	—	(36,809)
(Increase) Decrease in receivable from Sponsor	—	37,026
Amortization of offering cost	—	153,637
Increase (Decrease) in management fee payable	2,523	—
(Decrease) in payable on futures contracts	—	(10,931)

Net cash provided by (used in) operating activities	(23,387,779)	(46,351,939)

Cash flow from financing activities
Proceeds from addition of shares	49,991,342	88,548,995
Payment on shares redeemed	(25,778,777)	(33,013,605)

Net cash provided by (used in) financing activities	24,212,565	55,535,390

Net increase (decrease) in cash	824,786	9,183,451
Cash, beginning of period	75,790	3,104,221

Cash, end of period	$900,576	$12,287,672

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$17,214,196	$75,670
Segregated cash balances for forward agreements	337,800	—
Segregated cash balances with brokers for futures contracts	823,500	928,138
Short-term U.S. government and agency obligations (Note 3) (cost $170,008,132 and $157,779,376, respectively)	170,026,348	157,772,073
Receivable on open futures contracts	30,878	—

Total assets	188,432,722	158,775,881

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,007,423
Management fee payable	138,901	123,889
Unrealized depreciation on forward agreements	7,217,691	7,228,187

Total liabilities	7,356,592	13,359,499

Shareholders’ equity
Paid-in capital	120,432,240	109,869,748
Accumulated earnings (deficit)	60,643,890	35,546,634

Total shareholders’ equity	181,076,130	145,416,382

Total liabilities and shareholders’ equity	$188,432,722	$158,775,881

Shares outstanding	2,850,014	2,550,014

Net asset value per share	$63.54	$57.03

Market value per share (Note 2)	$62.67	$56.15

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (94% of shareholders’ equity)
U.S. Cash Management Bills:
0.053% due 07/15/10	$13,600,000	$13,599,506
U.S. Treasury Bills:
0.163% due 07/29/10	9,700,000	9,698,762
0.260% due 08/26/10†	31,600,000	31,591,550
0.191% due 09/09/10†	20,000,000	19,994,058
0.190% due 09/23/10	4,000,000	3,998,525
0.185% due 09/30/10	3,500,000	3,498,469
0.230% due 10/07/10†	14,700,000	14,693,661
0.207% due 11/04/10†	45,000,000	44,972,658
0.220% due 11/18/10†	20,000,000	19,985,716
0.210% due 11/26/10	6,000,000	5,995,345
0.286% due 12/16/10	2,000,000	1,998,098

Total short-term U.S. government and agency obligations (cost $170,008,132)		$170,026,348

Futures Contracts Purchased
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires September 2010	122	$11,411,880	$111,235

Forward Agreements^
	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	07/06/10	$4,720,800	$88,477,234	$(1,815,115)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	07/06/10	13,994,000	262,275,548	(5,402,576)

				$(7,217,691)

^	The positions and counterparties herein are as of June 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

†	All or partial amount segregated as collateral for forward agreements.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Investment Income
Interest	$80,805	$7,765	$117,250	$10,714

Expenses
Management fee	419,415	148,006	791,851	199,948
Brokerage commissions	1,580	1,341	3,355	2,234
Offering costs	—	19,321	—	38,430

Total expenses	420,995	168,668	795,206	240,612

Net investment income (loss)	(340,190)	(160,903)	(677,956)	(229,898)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,254,115	444,330	311,419	575,394
Forward agreements	31,635,413	4,954,519	24,739,760	7,677,696
Short-term U.S. government and agency obligations	492	—	7,983	—

Net realized gain (loss)	32,890,020	5,398,849	25,059,162	8,253,090

Change in net unrealized appreciation/depreciation on
Futures contracts	(974,170)	(358,816)	680,035	(388,285)
Forward agreements	(13,766,948)	(2,659,464)	10,496	(1,233,708)
Short-term U.S. government and agency obligations	12,122	—	25,519	—

Change in net unrealized appreciation/depreciation	(14,728,996)	(3,018,280)	716,050	(1,621,993)

Net realized and unrealized gain (loss)	18,161,024	2,380,569	25,775,212	6,631,097

Net income (loss)	$17,820,834	$2,219,666	$25,097,256	$6,401,199

Net income (loss) per weighted-average share	$6.25	$1.35	$8.74	$5.27

Weighted-average shares outstanding	2,850,563	1,647,816	2,871,561	1,213,826

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$145,416,382

Addition of 1,350,000 shares	73,802,200
Redemption of 1,050,000 shares	(63,239,708)

Net addition (redemption) of 300,000 shares	10,562,492

Net investment income (loss)	(677,956)
Net realized gain (loss)	25,059,162
Change in net unrealized appreciation/depreciation	716,050

Net income (loss)	25,097,256

Shareholders’ equity, at June 30, 2010	$181,076,130

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash flow from operating activities
Net income (loss)	$25,097,256	$6,401,199
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for forward agreements	(337,800)	(31,690,000)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	104,638	(455,730)
Net (purchase) of short-term U.S. government and agency obligations	(12,228,756)	(30,999,293)
Change in unrealized appreciation/depreciation on investments	(36,015)	1,233,708
(Increase) in receivable due from counterparty	—	(2,243,695)
(Increase) Decrease in receivable on futures contracts	(30,878)	24,488
(Increase) Decrease in receivable from Sponsor	—	30,776
Amortization of offering cost	—	38,430
Increase (Decrease) in management fee payable	15,012	—
(Decrease) Increase in payable to Sponsor	—	155,604

Net cash provided by (used in) operating activities	12,583,457	(57,504,513)

Cash flow from financing activities
Proceeds from addition of shares	73,802,200	81,428,295
Payment on shares redeemed	(69,247,131)	(19,880,349)

Net cash provided by (used in) financing activities	4,555,069	61,547,946

Net increase (decrease) in cash	17,138,526	4,043,433
Cash, beginning of period	75,670	8,641,327

Cash, end of period	$17,214,196	$12,684,760

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$10,829,844	$78,312
Segregated cash balances for forward agreements	100	—
Segregated cash balances with brokers for futures contracts	222,750	447,653
Short-term U.S. government and agency obligations (Note 3) (cost $45,578,774 and $64,775,162, respectively)	45,583,644	64,772,241
Unrealized appreciation on forward agreements	2,023,748	2,859,064
Receivable from capital shares sold	1,630,724	—

Total assets	60,290,810	68,157,270

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,588,515
Payable on open futures contracts	64,385	—
Management fee payable	40,767	52,610

Total liabilities	105,152	3,641,125

Shareholders’ equity
Paid-in capital	122,365,076	103,237,063
Accumulated earnings (deficit)	(62,179,418)	(38,720,918)

Total shareholders’ equity	60,185,658	64,516,145

Total liabilities and shareholders’ equity	$60,290,810	$68,157,270

Shares outstanding (Note 1)	1,879,914	1,370,001

Net asset value per share (Note 1)	$32.02	$47.09

Market value per share (Note 1) (Note 2)	$32.46	$47.90

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (76% of shareholders’ equity)
U.S. Cash Management Bills:
0.040% due 07/15/10	$4,500,000	$4,499,837
U.S. Treasury Bills:
0.260% due 08/26/10†	11,700,000	11,696,872
0.183% due 09/09/10†	9,500,000	9,497,178
0.220% due 09/16/10	3,000,000	2,999,018
0.185% due 09/30/10†	4,500,000	4,498,031
0.230% due 10/07/10†	5,000,000	4,997,844
0.200% due 11/04/10†	2,500,000	2,498,481
0.258% due 11/18/10†	3,000,000	2,997,857
0.210% due 11/26/10†	1,900,000	1,898,526

Total short-term U.S. government and agency obligations (cost $45,578,774)		$45,583,644

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires September 2010	33	$3,086,820	$(8,550)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	07/06/10	$(1,627,500)	$(30,502,605)	$506,214
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	07/06/10	(4,628,000)	(86,737,976)	1,517,534

				$2,023,748

^	The positions and counterparties herein are as of June 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

†	All or partial amount segregated as collateral for forward agreements.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Investment Income
Interest	$24,355	$3,994	$39,267	$5,161

Expenses
Management fee	129,704	50,482	297,094	38,081
Brokerage commissions	1,235	1,379	1,892	2,019
Offering costs	—	38,627	—	76,829

Total expenses	130,939	90,488	298,986	116,929

Net investment income (loss)	(106,584)	(86,494)	(259,719)	(111,768)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(447,210)	(117,274)	(63,750)	(186,571)
Forward agreements	(19,007,793)	(4,317,999)	(22,117,438)	(5,122,612)
Short-term U.S. government and agency obligations	130	—	3,217	—

Net realized gain (loss)	(19,454,873)	(4,435,273)	(22,177,971)	(5,309,183)

Change in net unrealized appreciation/depreciation on
Futures contracts	173,585	211,582	(193,285)	214,095
Forward agreements	4,889,197	1,861,879	(835,316)	1,193,780
Short-term U.S. government and agency obligations	2,701	—	7,791	—

Change in net unrealized appreciation/depreciation	5,065,483	2,073,461	(1,020,810)	1,407,875

Net realized and unrealized gain (loss)	(14,389,390)	(2,361,812)	(23,198,781)	(3,901,308)

Net income (loss)	$(14,495,974)	$(2,448,306)	$(23,458,500)	$(4,013,076)

Net income (loss) per weighted-average share (Note 1)	$(9.44)	$(6.31)	$(15.20)	$(16.61)

Weighted-average shares outstanding (Note 1)	1,535,428	388,298	1,543,669	241,548

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$64,516,145

Addition of 1,420,000 shares (Note 1)	55,001,132
Redemption of 910,087 shares (Note 1)	(35,873,119)

Net addition (redemption) of 509,913 shares (Note 1)	19,128,013

Net investment income (loss)	(259,719)
Net realized gain (loss)	(22,177,971)
Change in net unrealized appreciation/depreciation	(1,020,810)

Net income (loss)	(23,458,500)

Shareholders’ equity, at June 30, 2010	$60,185,658

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash flow from operating activities
Net income (loss)	$(23,458,500)	$(4,013,076)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for forward agreements	(100)	(27,980,000)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	224,903	(409,810)
Net sale (purchase) of short-term U.S. government and agency obligations	19,196,388	(30,351,323)
Change in unrealized appreciation/depreciation on investments	827,525	(1,193,780)
(Increase) Decrease in receivable due from counterparty	—	2,293,957
(Increase) Decrease in receivable from Sponsor	—	38,081
Amortization of offering cost	—	76,829
(Decrease) in management fee payable	(11,843)	—
Increase (Decrease) in payable on futures contracts	64,385	(5,171)

Net cash provided by (used in) operating activities	(3,157,242)	(61,544,293)

Cash flow from financing activities
Proceeds from addition of shares	53,370,408	80,494,533
Payment on shares redeemed	(39,461,634)	(13,231,208)

Net cash provided by (used in) financing activities	13,908,774	67,263,325

Net increase (decrease) in cash	10,751,532	5,719,032
Cash, beginning of period	78,312	992,121

Cash, end of period	$10,829,844	$6,711,153

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$9,773,269	$79,160
Short-term U.S. government and agency obligations (Note 3) (cost $6,797,097 and $7,736,562, respectively)	6,797,605	7,736,270

Total assets	16,570,874	7,815,430

Liabilities and shareholders’ equity
Liabilities
Management fee payable	11,834	6,315
Unrealized depreciation on foreign currency forward contracts	229,998	277,258

Total liabilities	241,832	283,573

Shareholders’ equity
Paid-in capital	18,340,903	6,602,808
Accumulated earnings (deficit)	(2,011,861)	929,049

Total shareholders’ equity	16,329,042	7,531,857

Total liabilities and shareholders’ equity	$16,570,874	$7,815,430

Shares outstanding	750,014	250,014

Net asset value per share	$21.77	$30.13

Market value per share (Note 2)	$21.76	$30.17

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (42% of shareholders’ equity)
U.S. Treasury Bills:
0.260% due 08/26/10†	$900,000	$899,759
0.178% due 09/09/10†	3,000,000	2,999,109
0.185% due 09/30/10	2,000,000	1,999,125
0.230% due 10/07/10	900,000	899,612

Total short-term U.S. government and agency obligations (cost $6,797,097)		$6,797,605

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	07/02/10	12,336,325	$15,086,098	$(102,348)
Euro with UBS AG	07/02/10	14,965,800	18,301,685	(128,691)
Euro with Goldman Sachs International	07/16/10	11,770,325	14,393,937	(25 ,065)
Euro with UBS AG	07/16/10	14,939,500	18,269,522	(33,342)

				$(289,446)

Contracts to Sell
Euro with Goldman Sachs International	07/02/10	(12,336,325)	$(15,086,098)	$26,297
Euro with UBS AG	07/02/10	(14,965,800)	(18,301,685)	33,151

				$59,448

^	The positions and counterparties herein are as of June 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

†	All or partial amount segregated as collateral for foreign currency forward contracts.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Investment Income
Interest	$4,342	$819	$5,822	$1,509

Expenses
Management fee	30,631	—	49,931	—
Offering costs	—	19,321	—	38,430
Limitation by Sponsor	—	(4,710)	—	(12,053)

Total expenses	30,631	14,611	49,931	26,377

Net investment income (loss)	(26,289)	(13,792)	(44,109)	(24,868)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(2,103,157)	346,506	(2,945,250)	161,220
Short-term U.S. government and agency obligations	(46)	—	389	—

Net realized gain (loss)	(2,103,203)	346,506	(2,944,861)	161,220

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	88,388	274,806	47,260	124,559
Short-term U.S. government and agency obligations	451	—	800	—

Change in net unrealized appreciation/depreciation	88,839	274,806	48,060	124,559

Net realized and unrealized gain (loss)	(2,014,364)	621,312	(2,896,801)	285,779

Net income (loss)	$(2,040,653)	$607,520	$(2,940,910)	$260,911

Net income (loss) per weighted-average share	$(3.67)	$2.73	$(6.90)	$1.24

Weighted-average shares outstanding	556,607	222,541	426,257	209,683

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$7,531,857

Addition of 850,000 shares	20,023,154
Redemption of 350,000 shares	(8,285,059)

Net addition (redemption) of 500,000 shares	11,738,095

Net investment income (loss)	(44,109)
Net realized gain (loss)	(2,944,861)
Change in net unrealized appreciation/depreciation	48,060

Net income (loss)	(2,940,910)

Shareholders’ equity, at June 30, 2010	$16,329,042

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash flow from operating activities
Net income (loss)	$(2,940,910)	$260,911
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for foreign currency forward contracts	—	(1,340,000)
Net sale (purchase) of short-term U.S. government and agency obligations	939,465	(3,354,900)
Change in unrealized appreciation/depreciation on investments	(48,060)	(124,559)
(Increase) in receivable from Sponsor	—	(12,053)
Amortization of offering cost	—	38,430
Increase (Decrease) in management fee payable	5,519	—

Net cash provided by (used in) operating activities	(2,043,986)	(4,532,171)

Cash flow from financing activities
Proceeds from addition of shares	20,023,154	3,982,254
Payment on shares redeemed	(8,285,059)	(1,338,114)

Net cash provided by (used in) financing activities	11,738,095	2,644,140

Net increase (decrease) in cash	9,694,109	(1,888,031)
Cash, beginning of period	79,160	4,467,380

Cash, end of period	$9,773,269	$2,579,349

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$11,440,343	$76,035
Short-term U.S. government and agency obligations (Note 3) (cost $434,274,397 and $98,876,200, respectively)	434,314,870	98,870,358
Unrealized appreciation on foreign currency forward contracts	5,633,186	1,954,967
Receivable from capital shares sold	15,072,708

Total assets	466,461,107	100,901,360

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,748,085	—
Management fee payable	388,296	53,574

Total liabilities	4,136,381	53,574

Shareholders’ equity
Paid-in capital	380,564,999	110,049,449
Accumulated earnings (deficit)	81,759,727	(9,201,663)

Total shareholders’ equity	462,324,726	100,847,786

Total liabilities and shareholders’ equity	$466,461,107	$100,901,360

Shares outstanding	18,500,014	5,400,014

Net asset value per share	$24.99	$18.68

Market value per share (Note 2)	$25.01	$18.70

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (94% of shareholders’ equity)
U.S. Cash Management Bills:
0.150% due 07/15/10	$28,000,000	$27,998,984
U.S. Treasury Bills:
0.150% due 07/22/10	24,000,000	23,998,198
0.164% due 08/26/10	42,700,000	42,688,582
0.184% due 09/09/10	30,500,000	30,490,938
0.220% due 09/16/10	47,000,000	46,984,622
0.190% due 09/23/10	22,000,000	21,991,884
0.185% due 09/30/10	14,000,000	13,993,875
0.230% due 10/07/10	31,300,000	31,286,503
0.150% due 10/14/10	49,000,000	48,978,058
0.200% due 10/21/10†	22,000,000	21,989,147
0.207% due 11/04/10†	68,000,000	67,958,683
0.258% due 11/18/10	21,000,000	20,985,002
0.210% due 11/26/10†	21,000,000	20,983,708
0.286% due 12/16/10†	14,000,000	13,986,686

Total short-term U.S. government and agency obligations (cost $434,274,397)		$434,314,870

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	07/02/10	388,264,025	$474,808,280	$(1,258,789)
Euro with UBS AG	07/02/10	437,601,200	535,142,737	(1,175,967)
Euro with UBS AG	07/16/10	12,458,700	15,235,751	(7,195)

				$(2,441,951)

Contracts to Sell
Euro with Goldman Sachs International	07/02/10	(388,264,025)	$(474,808,280)	$2,698,790
Euro with UBS AG	07/02/10	(437,601,200)	(535,142,737)	3,694,669
Euro with Goldman Sachs International	07/16/10	(346,717,925)	(424,001,532)	738,327
Euro with UBS AG	07/16/10	(421,237,200)	(515,131,193)	943,351

				$8,075,137

^	The positions and counterparties herein are as of June 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

†	All or partial amount segregated as collateral for foreign currency forward contracts.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Investment Income
Interest	$194,264	$7,923	$233,219	$13,109

Expenses
Management fee	1,008,849	75,067	1,489,971	119,279
Offering costs	—	19,320	—	38,430

Total expenses	1,008,849	94,387	1,489,971	157,709

Net investment income (loss)	(814,585)	(86,464)	(1,256,752)	(144,600)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	74,527,067	(2,655,513)	88,468,274	(7,202,324)
Short-term U.S. government and agency obligations	14,181	—	25,334	—

Net realized gain (loss)	74,541,248	(2,655,513)	88,493,608	(7,202,324)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(2,026,475)	(1,771,263)	3,678,219	(89,615)
Short-term U.S. government and agency obligations	38,706	—	46,315	—

Change in net unrealized appreciation/depreciation	(1,987,769)	(1,771,263)	3,724,534	(89,615)

Net realized and unrealized gain (loss)	72,553,479	(4,426,776)	92,218,142	(7,291,939)

Net income (loss)	$71,738,894	$(4,513,240)	$90,961,390	$(7,436,539)

Net income (loss) per weighted-average share	$3.97	$(2.41)	$6.42	$(4.94)

Weighted-average shares outstanding	18,089,025	1,869,245	14,170,732	1,506,368

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$100,847,786

Addition of 18,000,000 shares	391,534,450
Redemption of 4,900,000 shares	(121,018,900)

Net addition (redemption) of 13,100,000 shares	270,515,550

Net investment income (loss)	(1,256,752)
Net realized gain (loss)	88,493,608
Change in net unrealized appreciation/depreciation	3,724,534

Net income (loss)	90,961,390

Shareholders’ equity, at June 30, 2010	$462,324,726

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash flow from operating activities
Net income (loss)	$90,961,390	$(7,436,539)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for foreign currency forward contracts	—	(5,600,000)
Net sale (purchase) of short-term U.S. government and agency obligations	(335,398,197)	(24,499,309)
Change in unrealized appreciation/depreciation on investments	(3,724,534)	89,615
(Increase) Decrease in receivable from Sponsor	—	32,234
Amortization of offering cost	—	38,430
Increase (Decrease) in management fee payable	334,722	—
(Decrease) Increase in payable to Sponsor	—	87,046

Net cash provided by (used in) operating activities	(247,826,619)	(37,288,523)

Cash flow from financing activities
Proceeds from addition of shares	376,461,742	56,064,196
Payment on shares redeemed	(117,270,815)	(17,335,592)

Net cash provided by (used in) financing activities	259,190,927	38,728,604

Net increase (decrease) in cash	11,364,308	1,440,081
Cash, beginning of period	76,035	7,121,112

Cash, end of period	$11,440,343	$8,561,193

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$827,044	$85,344
Short-term U.S. government and agency obligations (Note 3) (cost $3,198,472 and $4,155,279, respectively)	3,198,817	4,155,133
Unrealized appreciation on foreign currency forward contracts	269,399	—

Total assets	4,295,260	4,240,477

Liabilities and shareholders’ equity
Liabilities
Management fee payable	3,175	3,397
Unrealized depreciation on foreign currency forward contracts	—	315,813

Total liabilities	3,175	319,210

Shareholders’ equity
Paid-in capital	3,969,617	3,969,617
Accumulated earnings (deficit)	322,468	(48,350)

Total shareholders’ equity	4,292,085	3,921,267

Total liabilities and shareholders’ equity	$4,295,260	$4,240,477

Shares outstanding	150,014	150,014

Net asset value per share	$28.61	$26.14

Market value per share (Note 2)	$28.65	$26.58

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (75% of shareholders’ equity)
U.S. Cash Management Bills:
0.150% due 07/15/10	$100,000	$99,996
U.S. Treasury Bills:
0.260% due 08/26/10†	1,000,000	999,733
0.170% due 09/09/10	500,000	499,852
0.185% due 09/30/10	500,000	499,781
0.230% due 10/07/10	700,000	699,698
0.200% due 11/04/10	400,000	399,757

Total short-term U.S. government and agency obligations (cost $3,198,472)		$3,198,817

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	07/02/10	409,000,000	$4,625,954	$145,751
Yen with UBS AG	07/02/10	348,900,000	3,946,199	125,131
Yen with Goldman Sachs International	07/16/10	409,000,000	4,625,954	11,055
Yen with UBS AG	07/16/10	348,900,000	3,946,199	10,630

				$292,567

Contracts to Sell
Yen with Goldman Sachs International	07/02/10	(409,000,000)	$(4,625,954)	$(11,784)
Yen with UBS AG	07/02/10	(348,900,000)	(3,946,199)	(11,384)

				$(23,168)

^	The positions and counterparties herein are as of June 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

†	All or partial amount segregated as collateral for foreign currency forward contracts.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Investment Income
Interest	$1,633	$439	$2,546	$947

Expenses
Management fee	9,418	—	19,069	—
Offering costs	—	19,321	—	38,429
Limitation by Sponsor	—	(10,460)	—	(20,946)

Total expenses	9,418	8,861	19,069	17,483

Net investment income (loss)	(7,785)	(8,422)	(16,523)	(16,536)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(102,356)	142,595	(198,293)	(708,220)
Short-term U.S. government and agency obligations	—	—	(69)	—

Net realized gain (loss)	(102,356)	142,595	(198,362)	(708,220)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	535,869	2,666	585,212	100,784
Short-term U.S. government and agency obligations	114	—	491	—

Change in net unrealized appreciation/depreciation	535,983	2,666	585,703	100,784

Net realized and unrealized gain (loss)	433,627	145,261	387,341	(607,436)

Net income (loss)	$425,842	$136,839	$370,818	$(623,972)

Net income (loss) per weighted-average share	$2.84	$0.89	$2.47	$(4.27)

Weighted-average shares outstanding	150,014	153,860	150,014	146,147

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$3,921,267

Net investment income (loss)	(16,523)
Net realized gain (loss)	(198,362)
Change in net unrealized appreciation/depreciation	585,703

Net income (loss)	370,818

Shareholders’ equity, at June 30, 2010	$4,292,085

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash flow from operating activities
Net income (loss)	$370,818	$(623,972)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for foreign currency forward contracts	—	(590,000)
Net sale (purchase) of short-term U.S. government and agency obligations	956,807	(2,387,932)
Change in unrealized appreciation/depreciation on investments	(585,703)	(100,784)
(Increase) in receivable from Sponsor	—	(20,946)
Amortization of offering cost	—	38,429
(Decrease) in management fee payable	(222)	—

Net cash provided by (used in) operating activities	741,700	(3,685,205)

Cash flow from financing activities
Proceeds from addition of shares	—	2,725,365

Net increase (decrease) in cash	741,700	(959,840)
Cash, beginning of period	85,344	2,986,826

Cash, end of period	$827,044	$2,026,986

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$8,096,921	$75,424
Short-term U.S. government and agency obligations (Note 3) (cost $147,234,327 and $62,597,986, respectively)	147,246,664	62,595,795
Unrealized appreciation on foreign currency forward contracts	—	4,865,068

Total assets	155,343,585	67,536,287

Liabilities and shareholders’ equity
Liabilities
Management fee payable	118,764	48,370
Unrealized depreciation on foreign currency forward contracts	9,892,013	—

Total liabilities	10,010,777	48,370

Shareholders’ equity
Paid-in capital	162,279,164	69,482,929
Accumulated earnings (deficit)	(16,946,356)	(1,995,012)

Total shareholders’ equity	145,332,808	67,487,917

Total liabilities and shareholders’ equity	$155,343,585	$67,536,287

Shares outstanding	7,700,014	3,150,014

Net asset value per share	$18.87	$21.42

Market value per share (Note 2)	$18.84	$21.30

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (101% of shareholders’ equity)
U.S. Treasury Bills:
0.150% due 07/22/10	$16,000,000	$15,998,799
0.129% due 07/29/10	18,000,000	17,997,703
0.220% due 08/26/10†	33,200,000	33,191,122
0.186% due 09/09/10†	16,000,000	15,995,246
0.220% due 09/16/10†	3,000,000	2,999,018
0.190% due 09/23/10†	9,600,000	9,596,459
0.185% due 09/30/10	6,000,000	5,997,375
0.230% due 10/07/10	15,000,000	14,993,532
0.210% due 11/04/10	5,000,000	4,996,962
0.258% due 11/18/10†	8,000,000	7,994,287
0.210% due 11/26/10†	16,000,000	15,987,587
0.286% due 12/16/10†	1,500,000	1,498,574

Total short-term U.S. government and agency obligations (cost $147,234,327)		$147,246,664

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	07/02/10	14,174,880,000	$160,323,562	$493,977
Yen with UBS AG	07/02/10	14,601,420,000	165,147,901	784,908
Yen with UBS AG	07/16/10	151,200,000	1,710,132	(1,049)

				$1,277,836

Contracts to Sell
Yen with Goldman Sachs International	07/02/10	(14,174,880,000)	$(160,323,562)	$(5,129,712)
Yen with UBS AG	07/02/10	(14,601,420,000)	(165,147,901)	(5,297,007)
Yen with Goldman Sachs International	07/16/10	(12,675,790,000)	(143,368,255)	(342,619)
Yen with UBS AG	07/16/10	(13,146,220,000)	(148,689,006)	(400,511)

				$(11,169,849)

^	The positions and counterparties herein are as of June 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

†	All or partial amount segregated as collateral for foreign currency forward contracts.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Investment Income
Interest	$69,595	$11,195	$86,129	$16,577

Expenses
Management fee	364,439	113,131	598,770	152,703
Offering costs	—	19,321	—	38,430

Total expenses	364,439	132,452	598,770	191,133

Net investment income (loss)	(294,844)	(121,257)	(512,641)	(174,556)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(432,430)	(4,105,677)	298,913	(1,400,418)
Short-term U.S. government and agency obligations	1,343	—	4,937	—

Net realized gain (loss)	(431,087)	(4,105,677)	303,850	(1,400,418)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(17,979,091)	(665,624)	(14,757,081)	734,901
Short-term U.S. government and agency obligations	10,624	—	14,528	—

Change in net unrealized appreciation/depreciation	(17,968,467)	(665,624)	(14,742,553)	734,901

Net realized and unrealized gain (loss)	(18,399,554)	(4,771,301)	(14,438,703)	(665,517)

Net income (loss)	$(18,694,398)	$(4,892,558)	$(14,951,344)	$(840,073)

Net income (loss) per weighted-average share	$(2.50)	$(2.13)	$(2.40)	$(0.50)

Weighted-average shares outstanding	7,474,190	2,291,772	6,221,285	1,666,865

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$67,487,917

Addition of 5,450,000 shares	112,049,212
Redemption of 900,000 shares	(19,252,977)

Net addition (redemption) of 4,550,000 shares	92,796,235

Net investment income (loss)	(512,641)
Net realized gain (loss)	303,850
Change in net unrealized appreciation/depreciation	(14,742,553)

Net income (loss)	(14,951,344)

Shareholders’ equity, at June 30, 2010	$145,332,808

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash flow from operating activities
Net income (loss)	$(14,951,344)	$(840,073)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in segregated cash balances for foreign currency forward contracts	—	(7,020,000)
Net sale (purchase) of short-term U.S. government and agency obligations	(84,636,341)	(28,999,132)
Change in unrealized appreciation/depreciation on investments	14,742,553	(734,901)
(Increase) Decrease in receivable from Sponsor	—	33,660
Amortization of offering cost	—	38,430
Increase (Decrease) in management fee payable	70,394	—
(Decrease) Increase in payable to Sponsor	—	111,268

Net cash provided by (used in) operating activities	(84,774,738)	(37,410,748)

Cash flow from financing activities
Proceeds from addition of shares	112,049,212	68,279,994
Payment on shares redeemed	(19,252,977)	(26,102,933)

Net cash provided by (used in) financing activities	92,796,235	42,177,061

Net increase (decrease) in cash	8,021,497	4,766,313
Cash, beginning of period	75,424	1,970,377

Cash, end of period	$8,096,921	$6,736,690

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) was organized as a Delaware statutory trust on October 9, 2007 and offers common units of beneficial interest (the “Shares”) in each of its twelve series (each, a “Fund”, and collectively, the “Funds”). The twelve separate series are: ProShares Ultra DJ-UBS Commodity (formerly ProShares Ultra DJ-AIG Commodity), ProShares UltraShort DJ-UBS Commodity (formerly ProShares UltraShort DJ-AIG Commodity), ProShares Ultra DJ-UBS Crude Oil (formerly ProShares Ultra DJ-AIG Crude Oil), ProShares UltraShort DJ-UBS Crude Oil (formerly ProShares UltraShort DJ-AIG Crude Oil), ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen. The Trust has also registered shares for two additional series: ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (each, a “New Fund,” and collectively, the “New Funds”). As of June 30, 2010, each of the New Funds had seed capital of $200, but had not commenced investment operations.

The Trust had no operations prior to November 24, 2008 other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of fourteen Shares of each Fund at an aggregate purchase price of $350 in each of the Funds.

Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced investment operations on November 24, 2008, and four of the Funds, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver and ProShares UltraShort Silver, commenced investment operations on December 1, 2008. As of June 30, 2010, ProShares Short DJ-UBS Natural Gas and ProShares Short Gold had not yet commenced investment operations.

Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the daily performance of its corresponding benchmark. Each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (opposite) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the inverse (opposite) of the daily performance of its corresponding benchmark. Each Fund generally invests in Financial Instruments (i.e., commodity-based or currency-based instruments whose value is derived from the value of an underlying asset, rate or index) as a substitute for investing directly in a commodity or currency in order to gain exposure to the commodity index, commodity or currency. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results and may include futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts.

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

Prior to the opening of trading on the NYSE Arca on April 15, 2010, ProShares UltraShort Gold executed a 1-for-5 reverse split of shares, and ProShares UltraShort Silver executed a 1-for-10 reverse split of shares. The funds traded at their post-split prices on April 15, 2010. The ticker symbols for the funds did not change, and they continue to trade on the NYSE Arca.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by each Fund and each New Fund, as applicable, in preparation of its financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated June 30, 2010, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Funds’ final net asset value for creation and redemption of fund shares for the period ended June 30, 2010 were as follows. All times are Eastern Time:

	NAV Calculation Time	NAV Calculation Date
UltraSilver, UltraShort Silver	7:00 A.M.	June 30
Ultra Gold, UltraShort Gold	10:00 A.M.	June 30
Ultra DJ-UBS Commodity, UltraShort DJ-UBS Commodity	2:30 P.M.	June 30
Ultra DJ-UBS Crude Oil, UltraShort DJ-UBS Crude Oil	2:30 P.M.	June 30
Ultra Euro, UltraShort Euro	4:00 P.M.	June 30
Ultra Yen, UltraShort Yen	4:00 P.M.	June 30

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended June 30, 2010

Market value per share is determined at the close of the New York Stock Exchange and may be later than when the Funds’ NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differs from those used in the calculation of some Funds’ final creation/redemption NAV for the three months ended June 30, 2010.

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

The following table summarizes the valuation of investments at June 30, 2010 using the fair value hierarchy:

	Level I – Quoted Prices		Level II – Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Ultra DJ-UBS Commodity	$10,236,860	$—	$—	$—	$541,400	$10,778,260
UltraShort DJ-UBS Commodity	2,499,060	—	—	—	(437,534)	2,061,526
Ultra DJ-UBS Crude Oil	446,105,615	1,499,120	—	—	22,463,244	470,067,979
UltraShort DJ-UBS Crude Oil	31,124,437	802,030	—	—	(1,600,736)	30,325,731
Ultra Gold	195,430,393	124,570	(5,757,565)	—	—	189,797,398
UltraShort Gold	68,580,846	(21,930)	1,762,644	—	—	70,321,560
Ultra Silver	170,026,348	111,235	(7,217,691)	—	—	162,919,892
UltraShort Silver	45,583,644	(8,550)	2,023,748	—	—	47,598,842
Ultra Euro	6,797,605	—	—	(229,998)	—	6,567,607
UltraShort Euro	434,314,870	—	—	5,633,186	—	439,948,056
Ultra Yen	3,198,817	—	—	269,399	—	3,468,216
UltraShort Yen	147,246,664	—	—	(9,892,013)	—	137,354,651

At June 30, 2010, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

At June 30, 2010, there were no significant transfers in or out of Level I and Level II fair value measurements.

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

Federal Income Tax

Each Fund and each New Fund is registered as a series of a Delaware statutory trust and is or will be treated as a partnership for U.S. federal income tax purposes. Accordingly, no Fund expects to incur U.S. federal income tax liability; rather, each beneficial owner of a Fund’s or New Fund’s Shares is or will be required to take into account its allocable share of its Fund’s or New Fund’s income, gain, loss, deductions and other items for its Fund’s taxable year ending with or within the beneficial owner’s taxable year.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlation between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will enter into swap agreements only with large, well-capitalized and well established financial institutions. The creditworthiness of each of the firms which is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties and limiting the net amount due from any individual counterparty. All of the outstanding swap agreements at June 30, 2010 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

Fair Value of Derivative Instruments

as of June 30, 2010

	Asset Derivatives			Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation	Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$541,400	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$437,534
		ProShares Ultra DJ-UBS Crude Oil*	23,962,364		ProShares UltraShort DJ-UBS Crude Oil	1,600,736
		ProShares UltraShort DJ-UBS Crude Oil*	802,030		ProShares Ultra Gold	5,757,565
		ProShares Ultra Gold*	124,570		ProShares UltraShort Gold*	21,930
		ProShares UltraShort Gold	1,762,644		ProShares Ultra Silver	7,217,691
		ProShares Ultra Silver*	111,235		ProShares UltraShort Silver*	8,550
		ProShares UltraShort Silver	2,023,748
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	59,448	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	289,446
		ProShares UltraShort Euro	8,075,137		ProShares UltraShort Euro	2,441,951
		ProShares Ultra Yen	292,567		ProShares Ultra Yen	23,168
		ProShares UltraShort Yen	1,278,885		ProShares UltraShort Yen	11,170,898

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2009

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$1,177,968		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$216,605
		ProShares Ultra DJ-UBS Crude Oil	38,006,876	**		ProShares UltraShort DJ-UBS Crude Oil	4,046,389	**

		ProShares UltraShort Gold	2,183,202	**		ProShares Ultra Gold	5,428,460	**
		ProShares UltraShort Silver	3,043,799	**		ProShares Ultra Silver	7,796,987	**

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	383		Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	277,641
		ProShares UltraShort Euro	1,965,377			ProShares UltraShort Euro	10,410
		ProShares Ultra Yen	5,135			ProShares Ultra Yen	320,948
		ProShares UltraShort Yen	4,880,828			ProShares UltraShort Yen	15,760

**	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2010

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on transactions from futures, swaps, and/or forwards/changes in unrealized appreciation/ depreciation of futures, swaps, and/or forwards	ProShares Ultra DJ-UBS Commodity	$(2,396,285)	$1,020,246
		ProShares UltraShort DJ-UBS Commodity	688,684	(548,694)
		ProShares Ultra DJ-UBS Crude Oil	(57,213,763)	8,667,709
		ProShares UltraShort DJ-UBS Crude Oil	22,000,486	4,424,497
		ProShares Ultra Gold	46,276,817	(7,953,438)
		ProShares UltraShort Gold	(18,692,827)	2,687,038
		ProShares Ultra Silver	32,889,528	(14,741,118)
		ProShares UltraShort Silver	(19,455,003)	5,062,782

Foreign Exchange Contracts	Net realized gain (loss) on transactions from foreign currency transactions/changes in unrealized appreciation/ depreciation of foreign currency transactions	ProShares Ultra Euro	(2,103,157)	88,388
		ProShares UltraShort Euro	74,527,067	(2,026,475)
		ProShares Ultra Yen	(102,356)	535,869
		ProShares UltraShort Yen	(432,430)	(17,979,091)

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2009

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or (Depreciation) on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on transactions from futures, swaps, and/or forwards/changes in unrealized appreciation /depreciation of futures, swaps, and/or forwards	ProShares Ultra DJ-UBS Commodity	$3,718,222	$(1,093,594)
		ProShares UltraShort DJ-UBS Commodity	(1,068,161)	340,661
		ProShares Ultra DJ-UBS Crude Oil	161,788,196	(1,919,287)
		ProShares UltraShort DJ-UBS Crude Oil	(29,800,088)	(855,048)
		ProShares Ultra Gold	(730,507)	2,804,833
		ProShares UltraShort Gold	(2,360,525)	(1,080,374)
		ProShares Ultra Silver	5,398,849	(3,018,280)
		ProShares UltraShort Silver	(4,435,273)	2,073,461

Foreign Exchange Contracts	Net realized gain (loss) on transactions from foreign currency transactions/changes in unrealized appreciation /depreciation of foreign currency transactions	ProShares Ultra Euro	346,506	274,806
		ProShares UltraShort Euro	(2,655,513)	(1,771,263)
		ProShares Ultra Yen	142,595	2,666
		ProShares UltraShort Yen	(4,105,677)	(665,624)

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2010

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on transactions from futures, swaps, and/or forwards/changes in unrealized appreciation/ depreciation of futures, swaps, and/or forwards	ProShares Ultra DJ-UBS Commodity	$(2,738,144)	$(636,568)
		ProShares UltraShort DJ-UBS Commodity	551,420	(220,929)
		ProShares Ultra DJ-UBS Crude Oil	(4,192,126)	(14,044,512)
		ProShares UltraShort DJ-UBS Crude Oil	23,584,698	3,247,683
		ProShares Ultra Gold	43,712,935	(204,535)
		ProShares UltraShort Gold	(20,403,714)	(442,488)
		ProShares Ultra Silver	25,051,179	690,531
		ProShares UltraShort Silver	(22,181,188)	(1,028,601)

Foreign Exchange Contracts	Net realized gain (loss) on transactions from foreign currency transactions/changes in unrealized appreciation/ depreciation of foreign currency transactions	ProShares Ultra Euro	(2,945,250)	47,260
		ProShares UltraShort Euro	88,468,274	3,678,219
		ProShares Ultra Yen	(198,293)	585,212
		ProShares UltraShort Yen	298,913	(14,757,081)

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2009

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or (Depreciation) on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on transactions from futures, swaps, and/or forwards/changes in unrealized appreciation /depreciation of futures, swaps, and/or forwards	ProShares Ultra DJ-UBS Commodity	$3,755,997	$(2,077,981)
		ProShares UltraShort DJ-UBS Commodity	(1,079,538)	472,159
		ProShares Ultra DJ-UBS Crude Oil	80,548,113	(11,857,391)
		ProShares UltraShort DJ-UBS Crude Oil	(26,308,149)	2,787,056
		ProShares Ultra Gold	(979,480)	281,162
		ProShares UltraShort Gold	(8,013,226)	23,466
		ProShares Ultra Silver	8,253,090	(1,621,993)
		ProShares UltraShort Silver	(5,309,183)	1,407,875

Foreign Exchange Contracts	Net realized gain (loss) on transactions from foreign currency transactions/changes in unrealized appreciation/ depreciation of foreign currency transactions	ProShares Ultra Euro	161,220	124,559
		ProShares UltraShort Euro	(7,202,324)	(89,615)
		ProShares Ultra Yen	(708,220)	100,784
		ProShares UltraShort Yen	(1,400,418)	734,901

NOTE 4 – AGREEMENTS

Management Fee

Each Fund pays and each New Fund will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of the average daily NAV of such Fund. In the first year of the Funds’ operations, the Sponsor waived the Management Fee to the extent that such amounts cumulatively exceed the organization and offering costs incurred by the Fund. The Management Fee is or will be paid in consideration of the Sponsor’s services as commodity pool operator and commodity trading advisor, and for managing the business and affairs of the Funds and the New Funds. From the Management Fee, the Sponsor pays or will pay the fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent and the licensors for the Commodity Index Funds (Dow Jones & Company, Inc. and UBS Securities LLC, together, “DJ-UBS”), the routine operational, administrative and other ordinary expenses of each Fund and each New Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund and each New Fund after the commencement of its trading operations, including, but not limited to, expenses such as ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund or a New Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees. Each Fund incurs and pays, and each New Fund will incur and pay, its non-recurring and unusual fees and expenses. No other management fee is paid by the Fund or will be paid by the New Fund.

The Administrator

The Sponsor and the Trust, for itself and on behalf of each Fund and each New Fund, has appointed Brown Brothers Harriman & Co. (“BBH&Co.”) as the Administrator of the Funds and the New Funds, and the Sponsor, the Trust, on its own behalf and on behalf of each Fund and each New Fund, and BBH&Co. have entered into an Administrative Agency Agreement (the “Administration Agreement”) in connection therewith. Pursuant to the terms of the Administration Agreement and under the supervision and direction of the Sponsor and the Trust, BBH&Co. prepares and files certain regulatory filings on behalf of the Funds and the New Funds. BBH&Co. may also perform other services for the Funds and the New Funds pursuant to the Administration Agreement as mutually agreed upon by the Sponsor, the Trust and BBH&Co. from time to time. Pursuant to the terms of the Administration Agreement, BBH&Co. also serves as the Transfer Agent of the Funds and the New Funds. The Administrator’s fees are or will be paid on behalf of the Funds and the New Funds by the Sponsor.

The Custodian

BBH&Co. serves as Custodian of the Funds and the New Funds, and the Trust, on its own behalf and on behalf of each Fund and each New Fund, and BBH&Co. have entered into a Custodian Agreement in connection therewith. Pursuant to the terms of the Custodian Agreement, BBH&Co. is responsible for the holding and safekeeping of assets delivered to it by the Funds and the New Funds, and performing various administrative duties in accordance with instructions delivered to BBH&Co. by the Funds and the New Funds. The Custodian’s fees are paid on behalf of the Funds by the Sponsor.

The Distributor

SEI Investments Distribution Co. (“SEI”) serves as Distributor of the Shares and assists the Sponsor and the Administrator with certain functions and duties relating to distribution and marketing, including taking creation and redemption orders, consulting with the marketing staff of the Sponsor and its affiliates with respect to compliance with the requirements of FINRA and/or the NFA in connection with marketing efforts, and reviewing and filing of marketing materials with FINRA and/or the NFA. SEI retains all marketing materials separately for each Fund and each New Fund, at c/o SEI, One Freedom Valley Drive, Oaks, PA 19456. The Sponsor, on behalf of each Fund and each New Fund, has entered into a Distribution Services Agreement with SEI.

Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor pays or will pay all of the routine operational, administrative and other ordinary expenses of each Fund and each New Fund generally, as determined by the Sponsor including, but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent, DJ-UBS, accounting and auditing fees and expenses, tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund or a New Fund, FINRA filing fees, individual K-1 preparation and mailing fees not exceeding 0.10% per annum of the NAV of a Fund and a New Fund, and report preparation and mailing expenses.

Non-Recurring Fees and Expenses

Each Fund pays and each New Fund will pay all non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring fees and expenses are fees and expenses such as legal claims and liabilities, litigation costs or indemnification or other material expenses which are not currently anticipated obligations of the Funds or the New Funds. Such fees and expenses are those that are non-recurring, unexpected or unusual in nature.

NOTE 5 – ORGANIZATION AND OFFERING COSTS

Organization costs are expensed as incurred and offering costs will be amortized by the Funds over a twelve month period on a straight-line basis. The Sponsor did not collect any fee in the first year of operation of each Fund in an amount equal to the organization and offering fees. The Sponsor reimbursed each Fund to the extent that its organization and offering costs exceeded 0.95% of its average daily NAV for the first year of operations. At December 31, 2009 and June 30, 2010, all organization and offering costs have been expensed and paid.

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

The transaction fees that are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity were as follows:

Fund	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Ultra DJ-UBS Commodity	$1,223	$3,498
UltraShort DJ-UBS Commodity	1,091	1,438
Ultra DJ-UBS Crude Oil	159,680	269,064
UltraShort DJ-UBS Crude Oil	49,588	115,454
Ultra Gold	10,575	22,063
UltraShort Gold	10,397	16,375
Ultra Silver	18,798	30,299
UltraShort Silver	10,987	20,069
Ultra Euro	—	—
UltraShort Euro	—	—
Ultra Yen	—	—
UltraShort Yen	—	—

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended June 30, 2010:

Ultra ProShares

For the Three Month Period Ended June 30, 2010 (unaudited)

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at March 31, 2010	$25.0306	$13.2404	$45.5836	$58.0458	$26.6928	$25.7725

Net investment income (loss)	(0.0438)	(0.0222)	(0.1019)	(0.1193)	(0.0472)	(0.0519)
Net realized and unrealized gain (loss)	(2.6147)	(3.5880)	10.3379	5.6087	(4.8740)	2.8906
Change in net asset value from operations	(2.6585)	(3.6102)	10.2360	5.4894	(4.9212)	2.8387
Net asset value, at June 30, 2010	$22.3721	$9.6302	$55.8196	$63.5352	$21.7716	$28.6112

Market value per share, at March 31, 2010	$25.04	$13.06	$45.38	$57.77	$26.74	$25.81
Market value per share, at June 30, 2010	$22.16	$9.53	$55.83	$62.67	$21.76	$28.65

Total Return, at net asset value^	(10.62)%	(27.27)%	22.46%	9.46%	(18.44)%	11.01%
Total Return, at market value^	(11.50)%	(27.03)%	23.03%	8.48%	(18.62)%	11.00%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.01)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.73)%	(0.86)%	(0.79)%	(0.77)%	(0.82)%	(0.79)%

^	Percentages are not annualized for the period ended June 30, 2010.
**	Percentages are annualized.
#	The amount shown for a share outstanding throughout the period does not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

UltraShort ProShares

For the Three Month Period Ended June 30, 2010 (unaudited)

Per Share Operating Performance*	UltraShort DJ- UBS Commodity	UltraShort DJ- UBS Crude Oil	UltraShort Gold	UltraShort Silver	UltraShort Euro	UltraShort Yen
Net asset value, at March 31, 2010	$15.7251	$12.1030	$48.3567	$40.6632	$20.7907	$21.3981

Net investment income (loss)	(0.0335)	(0.0274)	(0.0822)	(0.0694)	(0.0450)	(0.0394)
Net realized and unrealized gain (loss)	1.2155	3.0203	(10.3277)	(8.5787)	4.2448	(2.4843)
Change in net asset value from operations	1.1820	2.9929	(10.4099)	(8.6481)	4.1998	(2.5237)
Net asset value, at June 30, 2010	$16.9071	$15.0959	$37.9468	$32.0151	$24.9905	$18.8744

Market value per share, at March 31, 2010	$15.67	$12.27	$48.55	$40.80	$20.80	$21.44
Market value per share, at June 30, 2010	$17.01	$15.24	$37.95	$32.46	$25.01	$18.84

Total Return, at net asset value^	7.52%	24.73%	(21.53)%	(21.27)%	20.20%	(11.79)%
Total Return, at market value^	8.55%	24.21%	(21.83)%	(20.44)%	20.24%	(12.13)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.03)%	(0.95)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.82)%	(0.86)%	(0.79)%	(0.78)%	(0.77)%	(0.77)%

*	See Note 1.
^	Percentages are not annualized for the period ended June 30, 2010.
**	Percentages are annualized.
#	The amount shown for a share outstanding throughout the period does not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

Selected data for a Share outstanding throughout the three months ended June 30, 2009:

Ultra ProShares

For the Three Month Period Ended June 30, 2009 (unaudited)

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at March 31, 2009	$18.8152	$8.5907	$33.0984	$39.8233	$26.2836	$23.6272

Net investment income (loss)	(0.0509)	(0.0240)	(0.0750)	(0.0976)	(0.0620)	(0.0547)
Net realized and unrealized gain (loss)	4.0799	4.4969	0.6734	2.8820	2.9426	1.1580
Change in net asset value from operations	4.0290	4.4729	0.5984	2.7844	2.8806	1.1033
Net asset value, at June 30, 2009	$22.8442	$13.0636	$33.6968	$42.6077	$29.1642	$24.7305

Market value per share, at March 31, 2009	$18.83	$8.42	$33.31	$38.99	$26.22	$23.61
Market value per share, at June 30, 2009	$22.92	$13.16	$33.28	$40.49	$29.21	$24.70

Total Return, at net asset value^	21.41%	52.07%	1.81%	6.99%	10.96%	4.67%
Total Return, at market value^	21.72%	56.29%	(0.09)%	3.85%	11.40%	4.62%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.02)%	(0.95)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.97)%	(0.91)%	(0.91)%	(0.90)%	(0.90)%

^	Percentages are not annualized for the period ended June 30, 2009.
**	Percentages are annualized.
#	The amount shown for a share outstanding throughout the period does not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

UltraShort ProShares

For the Three Month Period Ended June 30, 2009 (unaudited)

Per Share Operating Performance*	UltraShort DJ- UBS Commodity	UltraShort DJ- UBS Crude Oil	UltraShort Gold	UltraShort Silver	UltraShort Euro	UltraShort Yen
Net asset value, at March 31, 2009	$27.9302	$31.1426	$80.9444	$114.8284	$22.4857	$25.2351

Net investment income (loss)	(0.0529)	(0.0514)	(0.1811)	(0.2228)	(0.0463)	(0.0529)
Net realized and unrealized gain (loss)	(6.9757)	(14.1493)	(5.4153)	(25.6156)	(2.6328)	(1.6669)
Change in net asset value from operations	(7.0286)	(14.2007)	(5.5964)	(25.8384)	(2.6791)	(1.7198)
Net asset value, at June 30, 2009	$20.9016	$16.9419	$75.3480	$88.9900	$19.8066	$23.5153

Market value per share, at March 31, 2009	$28.97	$31.84	$80.85	$117.40	$22.54	$25.19
Market value per share, at June 30, 2009	$20.95	$16.80	$76.30	$93.50	$19.83	$23.46

Total Return, at net asset value^	(25.16)%	(45.60)%	(6.91)%	(22.50)%	(11.91)%	(6.82)%
Total Return, at market value^	(27.68)%	(47.24)%	(5.63)%	(20.36)%	(12.02)%	(6.87)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.07)%	(0.96)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.93)%	(1.02)%	(0.91)%	(0.92)%	(0.87)%	(0.87)%

*	See Note 1.
^	Percentages are not annualized for the period ended June 30, 2009.
**	Percentages are annualized.
#	The amount shown for a share outstanding throughout the period does not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

Selected data for a Share outstanding throughout the six months ended June 30, 2010:

Ultra ProShares

For the Six Month Period Ended June 30, 2010 (unaudited)

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2009	$28.2051	$12.6245	$44.0778	$57.0257	$30.1257	$26.1393

Net investment income (loss)	(0.0961)	(0.0482)	(0.2012)	(0.2361)	(0.1035)	(0.1101)
Net realized and unrealized gain (loss)	(5.7369)	(2.9461)	11.9430	6.7456	(8.2506)	2.5820
Change in net asset value from operations	(5.8330)	(2.9943)	11.7418	6.5095	(8.3541)	2.4719
Net asset value, at June 30, 2010	$22.3721	$9.6302	$55.8196	$63.5352	$21.7716	$28.6112

Market value per share, at December 31, 2009	$28.43	$12.68	$44.68	$56.15	$30.17	$26.58
Market value per share, at June 30, 2010	$22.16	$9.53	$55.83	$62.67	$21.76	$28.65

Total Return, at net asset value^	(20.68)%	(23.72)%	26.64%	11.42%	(27.73)%	9.46%
Total Return, at market value^	(22.05)%	(24.84)%	24.96%	11.61%	(27.88)%	7.79%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.00)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.77)%	(0.89)%	(0.84)%	(0.81)%	(0.84)%	(0.82)%

^	Percentages are not annualized for the period ended June 30, 2010.
**	Percentages are annualized.

UltraShort ProShares

For the Six Month Period Ended June 30, 2010 (unaudited)

Per Share Operating Performance	UltraShort DJ- UBS Commodity	UltraShort DJ- UBS Crude Oil	UltraShort Gold	UltraShort Silver	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2009	$14.6211	$13.6886	$52.4052	$47.0920	$18.6755	$21.4246

Net investment income (loss)	(0.0663)	(0.0579)	(0.1886)	(0.1682)	(0.0887)	(0 .0824)
Net realized and unrealized gain (loss)	2.3523	1.4652	(14.2698)	(14.9087)	6.4037	(2 .4678)
Change in net asset value from operations	2.2860	1.4073	(14.4584)	(15.0769)	6.3150	(2 .5502)
Net asset value, at June 30, 2010	$16.9071	$15.0959	$37.9468	$32.0151	$24.9905	$18.8744

Market value per share, at December 31, 2009	$14.65	$13.65	$51.75	$47.90	$18.70	$21 .30
Market value per share, at June 30, 2010	$17.01	$15.24	$37.95	$32.46	$25.01	$18 .84

Total Return, at net asset value^	15.63%	10.28%	(27.59)%	(32.02)%	33.81%	(11.90)%
Total Return, at market value^	16.11%	11.65%	(26.67)%	(32.23)%	33.74%	(11.55)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.01)%	(0.96)%	(0.96)%	(0.95)%	(0 .95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0 .95)%
Net investment income (loss)	(0.84)%	(0.89)%	(0.84)%	(0.83)%	(0.80)%	(0 .81)%

^	Percentages are not annualized for the period ended June 30, 2010.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the six months ended June 30, 2009:

Ultra ProShares

For the Six Month Period Ended June 30, 2009 (unaudited)

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2008	$22.1647	$14.7811	$30.8181	$28.6021	$29.2400	$28.4465

Net investment income (loss)	(0.0974)	(0.0468)	(0.1512)	(0.1894)	(0.1186)	(0.1131)
Net realized and unrealized gain (loss)	0.7769	(1.6707)	3.0299	14.1950	0.0428	(3.6029)
Change in net asset value from operations	0.6795	(1.7175)	2.8787	14.0056	(0.0758)	(3.7160)
Net asset value, at June 30, 2009	$22.8442	$13.0636	$33.6968	$42.6077	$29.1642	$24.7305

Market value per share, at December 31, 2008	$22.15	$13.69	$31.60	$31.50	$29.49	$28.66
Market value per share, at June 30, 2009	$22.92	$13.16	$33.28	$40.49	$29.21	$24.70

Total Return, at net asset value^	3.07%	(11.62)%	9.34%	48.97%	(0.26)%	(13.06)%
Total Return, at market value^	3.48%	(3.87)%	5.32%	28.54%	(0.95)%	(13.82)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.07)%	(0.95)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(1.03)%	(0.91)%	(0.92)%	(0.90)%	(0.90)%

^	Percentages are not annualized for the period ended June 30, 2009.
**	Percentages are annualized.
#	The amount shown for a share outstanding throughout the period does not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

UltraShort ProShares

For the Six Month Period Ended June 30, 2009 (unaudited)

Per Share Operating Performance*	UltraShort DJ- UBS Commodity	UltraShort DJ- UBS Crude Oil	UltraShort Gold	UltraShort Silver	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2008	$26.7951	$29.0040	$96.8701	$195.9875	$20.9453	$21.6631

Net investment income (loss)	(0.1181)	(0.1287)	(0.3666)	(0.4627)	(0.0960)	(0.1047)
Net realized and unrealized gain (loss)	(5.7754)	(11.9334)	(21.1555)	(106.5348)	(1.0427)	1.9569
Change in net asset value from operations	(5.8935)	(12.0621)	(21.5221)	(106.9975)	(1.1387)	1.8522
Net asset value, at June 30, 2009	$20.9016	$16.9419	$75.3480	$88.9900	$19.8066	$23.5153

Market value per share, at December 31, 2008	$27.58	$31.66	$95.50	$175.10	$21.26	$21.85
Market value per share, at June 30, 2009	$20.95	$16.80	$76.30	$93.50	$19.83	$23.46

Total Return, at net asset value^	(21.99)%	(41.59)%	(22.22)%	(54.59)%	(5.44)%	8.55%
Total Return, at market value^	(24.04)%	(46.94)%	(20.10)%	(46.60)%	(6.73)%	7.37%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.18)%	(0.96)%	(0.97)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(1.14)%	(0.92)%	(0.92)%	(0.87)%	(0.87)%

*	See Note 1.
^	Percentages are not annualized for the period ended June 30, 2009.
**	Percentages are annualized.
#	The amount shown for a share outstanding throughout the period does not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series. The following twelve series of the Trust, ProShares Ultra DJ-UBS Commodity (formerly ProShares Ultra DJ-AIG Commodity), ProShares UltraShort DJ-UBS Commodity (formerly ProShares UltraShort DJ-AIG Commodity), ProShares Ultra DJ-UBS Crude Oil (formerly ProShares Ultra DJ-AIG Crude Oil), ProShares UltraShort DJ-UBS Crude Oil (formerly ProShares UltraShort DJ-AIG Crude Oil), ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Fund” and collectively, the “Funds”) issue common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca exchange (“NYSE Arca”). The Trust has also registered shares for two additional series: ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (collectively, the “New Funds”). As of June 30, 2010, each of the New Funds had seed capital of $200, but had not commenced investment operations; therefore, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, Statements of Cash Flows and results of operations for the New Funds are not included in this Quarterly Report on Form 10-Q.

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

Groups of Funds are collectively referred to in this Quarterly Report on Form 10-Q in three different ways. References to “Ultra ProShares”, “Short ProShares” or “UltraShort ProShares” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds”, “Commodity Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks.

Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the daily performance of its corresponding benchmark. Each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (opposite) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the inverse (opposite) of the daily performance of its corresponding benchmark. Each Fund generally invests in Financial Instruments (i.e., commodity-based or currency-based instruments whose value is derived from the value of an underlying asset, rate or index) as a substitute for investing directly in a commodity or currency in order to gain exposure to the commodity index, commodity or currency. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results and may include futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and/or used as margin for each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three-month and six-month periods ended June 30, 2010 and June 30, 2009, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended June 30, 2010	Interest Income Three Months Ended June 30, 2009	Interest Income Six Months Ended June 30, 2010	Interest Income Six Months Ended June 30, 2009
ProShares Ultra DJ-UBS Commodity	$6,549	$1,791	$11,318	$2,274
ProShares UltraShort DJ-UBS Commodity	1,438	154	2,318	390
ProShares Ultra DJ-UBS Crude Oil	132,798	36,106	174,054	69,821
ProShares UltraShort DJ-UBS Crude Oil	33,056	7,498	55,494	9,389
ProShares Ultra Gold	77,349	16,032	102,169	25,506
ProShares UltraShort Gold	26,319	5,627	39,753	9,039
ProShares Ultra Silver	80,805	7,765	117,250	10,714
ProShares UltraShort Silver	24,355	3,994	39,267	5,161
ProShares Ultra Euro	4,342	819	5,822	1,509
ProShares UltraShort Euro	194,264	7,923	233,219	13,109
ProShares Ultra Yen	1,633	439	2,546	947
ProShares UltraShort Yen	69,595	11,195	86,129	16,577

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

Results of Operations for the Three-Month Period Ended June 30, 2010 Compared to the Three-Month Period Ended June 30, 2009

NAV of ProShares Ultra DJ-UBS Commodity

The Fund’s NAV decreased from $12,515,659 at March 31, 2010 to $12,304,949 at June 30, 2010. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Commodity Index. The decrease in the Fund’s NAV was offset by an increase in outstanding Shares, which increased from 500,014 Shares at March 31, 2010 to 550,014 Shares at June 30, 2010 due to 150,000 Shares (3 Creation Units) being created and 100,000 Shares (2 Creation Units) being redeemed during the period. For the three-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 10.61%. During the three-month period ended June 30, 2010, the benchmark index declined by a cumulative 4.85% and had an annualized volatility of 17.09%.

By comparison, during the three-month period ended June 30, 2009, the Fund’s NAV increased from $13,170,908 at March 31, 2009 to $30,839,963 at June 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 700,014 Shares at March 31, 2009 to 1,350,014 Shares at June 30, 2009 due to 650,000 Shares (13 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Commodity Index. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 21.41%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 11.61% and had an annualized volatility of 25.32%.

NAV of ProShares UltraShort DJ-UBS Commodity

The Fund’s NAV decreased from $4,717,758 at March 31, 2010 to $3,381,653 at June 30, 2010. The decrease in the Fund’s NAV resulted from a decrease in outstanding Shares, which decreased from 300,014 Shares at March 31, 2010 to 200,014 Shares at June 30, 2010 due to 100,000 Shares (2 Creation Units) being created and 200,000 Shares (4 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. For the three-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 7.52%. During the three-month period ended June 30, 2010, the benchmark index declined by a cumulative 4.85% and had an annualized volatility of 17.09%.

By comparison, during the three-month period ended June 30, 2009, the Fund’s NAV increased from $2,793,409 at March 31, 2009 to $5,225,688 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 100,014 Shares at March 31, 2009 to 250,014 Shares at June 30, 2009 due to 150,000 Shares (3 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 25.16%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 11.61% and had an annualized volatility of 25.32%.

NAV of ProShares Ultra DJ-UBS Crude Oil

The Fund’s NAV increased from $199,930,040 at March 31, 2010 to $501,252,171 at June 30, 2010. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 15,100,014 Shares at March 31, 2010 to 52,050,014 Shares at June 30, 2010 due to 52,700,000 Shares (1,054 Creation Units) being created and 15,750,000 Shares (315 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the three-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 27.26%. During the three-month period ended June 30, 2010, the benchmark index declined by a cumulative 13.6% and had an annualized volatility of 30.41%.

By comparison, during the three-month period ended June 30, 2009, the Fund’s NAV decreased from $304,110,416 at March 31, 2009 to $209,670,516 at June 30, 2009. The decrease in the Fund’s NAV resulted from a decrease in outstanding Shares, which decreased from 35,400,014 Shares at March 31, 2009 to 16,050,014 Shares at June 30, 2009 due to 15,800,000 Shares (316 Creation Units) being created and 35,150,000 Shares (703 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 52.06%. During the three- month period ended June 30, 2009, the benchmark index rose by a cumulative 26.27% and had an annualized volatility of 42.59%.

NAV of ProShares UltraShort DJ-UBS Crude Oil

The Fund’s NAV decreased from $124,055,704 at March 31, 2010 to $51,326,108 at June 30, 2010. The decrease in the Fund’s NAV resulted from a decrease in outstanding Shares, which decreased from 10,250,014 Shares at March 31, 2010 to 3,400,014 Shares at June 30, 2010 due to 5,000,000 Shares (100 Creation Units) being created and 11,850,000 Shares (237 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the three-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 24.73%. During the three-month period ended June 30, 2010, the benchmark index declined by a cumulative 13.6% and had an annualized volatility of 30.41%.

By comparison, during the three-month period ended June 30, 2009, the Fund’s NAV increased from $43,600,089 at March 31, 2009 to $128,758,820 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 1,400,014 Shares at March 31, 2009 to 7,600,014 Shares at June 30, 2009 due to 8,350,000 Shares (167 Creation Units) being created and 2,150,000 Shares (43 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 45.60%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 26.27% and had an annualized volatility of 42.59%.

NAV of ProShares Ultra Gold

The Fund’s NAV increased from $164,101,484 at March 31, 2010 to $209,324,263 at June 30, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 3,600,014 Shares at March 31, 2010 to 3,750,014 Shares at June 30, 2010 due to 550,000 Shares (11 Creation Units) being created and 400,000 Shares (8 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 22.45%. During the three-month period ended June 30, 2010, the benchmark index rose by a cumulative 11.52% and had an annualized volatility of 16.03%.

By comparison, during the three-month period ended June 30, 2009, the Fund’s NAV increased from $125,774,217 at March 31, 2009 to $156,690,604 at June 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 3,800,014 Shares at March 31, 2009 to 4,650,014 Shares at June 30, 2009 due to 1,100,000 Shares (22 Creation Units) being created and 250,000 Shares (5 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 1.81%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 1.96% and had an annualized volatility of 18.62%.

NAV of ProShares UltraShort Gold*

The Fund’s NAV increased from $64,798,115 at March 31, 2010 to $71,715,632 at June 30, 2010. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 1,340,003 Shares at March 31, 2010 to 1,889,901 Shares at June 30, 2010 due to 850,000 Shares (17 Creation Units) being created and 300,102 Shares (6 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 21.53%. During the three-month period ended June 30, 2010, the benchmark index rose by a cumulative 11.52% and had an annualized volatility of 16.03%.

By comparison, during the three-month period ended June 30, 2009, the Fund’s NAV increased from $50,995,214 at March 31, 2009 to $51,236,834 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 630,003 Shares at March 31, 2009 to 680,003 Shares at June 30, 2009 due to 380,000 Shares (38 Creation Units) being created and 330,000 Shares (33 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 6.91%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 1.96% and had an annualized volatility of 18.62%.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I.

NAV of ProShares Ultra Silver

The Fund’s NAV increased from $171,235,987 at March 31, 2010 to $181,076,130 at June 30, 2010. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease in outstanding Shares, which decreased from 2,950,014 Shares at March 31, 2010 to 2,850,014 Shares at June 30, 2010 due to 650,000 Shares (13 Creation Units) being created and 750,000 Shares (15 Creation Units) being redeemed during the period. For the three-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 9.46%. During the three-month period ended June 30, 2010, the benchmark index rose by a cumulative 7.09% and had an annualized volatility of 35.63%.

By comparison, during the three-month period ended June 30, 2009, the Fund’s NAV increased from $53,762,075 at March 31, 2009 to $78,824,836 at June 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 1,350,014 Shares at March 31, 2009 to 1,850,014 Shares at June 30, 2009 due to 850,000 Shares (17 Creation Units) being created and 350,000 Shares (7 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 6.99%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 6.33% and had an annualized volatility of 39.33%.

NAV of ProShares UltraShort Silver*

The Fund’s NAV decreased from $69,330,778 at March 31, 2010 to $60,185,658 at June 30, 2010. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase in outstanding Shares, which increased from 1,705,001 Shares at March 31, 2010 to 1,879,914 Shares at June 30, 2010 due to 800,000 Shares (16 Creation Units) being created and 625,087 Shares (12 Creation Units) being redeemed during the period. For the three-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 21.27%. During the three-month period ended June 30, 2010, the benchmark index rose by a cumulative 7.09% and had an annualized volatility of 35.63%.

By comparison, during the three-month period ended June 30, 2009, the Fund’s NAV increased from $28,707,227 at March 31, 2009 to $68,967,304 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 250,001 Shares at March 31, 2009 to 775,001 Shares at June 30, 2009 due to 645,000 Shares (129 Creation Units) being created and 120,000 Shares (24 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 22.50%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 6.33% and had an annualized volatility of 39.33%.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I.

NAV of ProShares Ultra Euro

The Fund’s NAV increased from $9,342,863 at March 31, 2010 to $16,329,042 at June 30, 2010. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 350,014 Shares at March 31, 2010 to 750,014 Shares at June 30, 2010 due to 750,000 Shares (15 Creation Units) being created and 350,000 Shares (7 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to

200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the three-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 18.44%. During the three-month period ended June 30, 2010, the benchmark index declined by a cumulative 9.48% and had an annualized volatility of 12.47%.

By comparison, during the three-month period ended June 30, 2009, the Fund’s NAV increased from $6,571,280 at March 31, 2009 to $7,291,462 at June 30, 2009. The Fund had no creation or redemption activity during the quarter. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 10.96%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 5.59% and had an annualized volatility of 13.30%.

NAV of ProShares UltraShort Euro

The Fund’s NAV increased from $295,228,354 at March 31, 2010 to $462,324,726 at June 30, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14,200,014 Shares at March 31, 2010 to 18,500,014 Shares at June 30, 2010 due to 9,200,000 Shares (184 Creation Units) being created and 4,900,000 Shares (98 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the three-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 20.20%. During the three-month period ended June 30, 2010, the benchmark index declined by a cumulative 9.48% and had an annualized volatility of 12.47%.

By comparison, during the three-month period ended June 30, 2009, the Fund’s NAV decreased from $47,220,268 at March 31, 2009 to $39,613,566 at June 30, 2009. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 2,100,014 Shares at March 31, 2009 to 2,000,014 Shares at June 30, 2009 due to 500,000 Shares (10 Creation Units) being created and 600,000 Shares (12 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 11.92%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 5.59% and had an annualized volatility of 13.30%.

NAV of ProShares Ultra Yen

The Fund’s NAV increased from $3,866,243 at March 31, 2010 to $4,292,085 at June 30, 2010. The Fund had no creation or redemption activity during the quarter. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 11.02%. During the three-month period ended June 30, 2010, the benchmark index rose by a cumulative 5.77% and had an annualized volatility of 12.57%.

By comparison, during the three-month period ended June 30, 2009, the Fund’s NAV increased from $3,544,412 at March 31, 2009 to $4,946,446 at June 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 150,014 Shares at March 31, 2009 to 200,014 Shares at June 30, 2009 due to 50,000 Shares (1 Creation Unit) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese

Yen versus the U.S. Dollar. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 4.67%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 2.80% and had an annualized volatility of 14.20%.

NAV of ProShares UltraShort Yen

The Fund’s NAV increased from $130,528,652 at March 31, 2010 to $145,332,808 at June 30, 2010. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 6,100,014 Shares at March 31, 2010 to 7,700,014 Shares at June 30, 2010 due to 2,250,000 Shares (45 Creation Units) being created and 650,000 Shares (13 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 11.79%. During the three-month period ended June 30, 2010, the benchmark index rose by a cumulative 5.77% and had an annualized volatility of 12.57%.

By comparison, during the three-month period ended June 30, 2009, the Fund’s NAV decreased from $59,302,780 at March 31, 2009 to $41,152,049 at June 30, 2009. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 2,350,014 Shares at March 31, 2009 to 1,750,014 Shares at June 30, 2009 due to 500,000 Shares (10 Creation Units) being created and 1,100,000 Shares (22 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 6.81%. During the three-month period ended June 30, 2009, the benchmark index rose by a cumulative 2.80% and had an annualized volatility of 14.20%.

Results of Operations for the Six-Month Period Ended June 30, 2010 Compared to the Six-Month Period Ended June 30, 2009

NAV of ProShares Ultra DJ-UBS Commodity

The Fund’s NAV decreased from $19,743,932 at December 31, 2009 to $12,304,949 at June 30, 2010. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 700,014 Shares at December 31, 2009 to 550,014 Shares at June 30, 2010 due to 250,000 Shares (5 Creation Units) being created and 400,000 Shares (8 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Commodity Index. For the six-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 20.68%. During the six-month period ended June 30, 2010, the benchmark index declined by a cumulative 9.66% and had an annualized volatility of 17.30%.

By comparison, during the six-month period ended June 30, 2009, the Fund’s NAV increased from $3,325,011 at December 31, 2008 to $30,839,963 at June 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 150,014 Shares at December 31, 2008 to 1,350,014 Shares at June 30, 2009 due to 1,200,000 Shares (24 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Commodity Index. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 3.07%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 4.51% and had an annualized volatility of 28.03%.

NAV of ProShares UltraShort DJ-UBS Commodity

The Fund’s NAV increased from $2,924,426 at December 31, 2009 to $3,381,653 at June 30, 2010. There was no net change in the outstanding Shares from December 31, 2009 to June 30, 2010 due to 200,000 Shares (4 Creation Units) being created and 200,000 Shares (4 Creation Units) being redeemed during the period. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. For the six-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 15.63%. During the six-month period ended June 30, 2010, the benchmark index declined by a cumulative 9.66% and had an annualized volatility of 17.30%.

By comparison, during the six-month period ended June 30, 2009, the Fund’s NAV increased from $2,679,883 at December 31, 2008 to $5,225,688 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 250,014 Shares at June 30, 2009 due to 150,000 Shares (3 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 21.99%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 4.51% and had an annualized volatility of 28.03%.

NAV of ProShares Ultra DJ-UBS Crude Oil

The Fund’s NAV increased from $323,819,670 at December 31, 2009 to $501,252,171 at June 30, 2010. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 25,650,014 Shares at December 31, 2009 to 52,050,014 Shares at June 30, 2010 due to 68,650,000 Shares (1,373 Creation Units) being created and 42,250,000 Shares (845 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the six-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 23.72%. During the six-month period ended June 30, 2010, the benchmark index declined by a cumulative 10.62% and had an annualized volatility of 28.84%.

By comparison, during the six-month period ended June 30, 2009, the Fund’s NAV increased from $99,772,943 at December 31, 2008 to $209,670,516 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 6,750,014 Shares at December 31, 2008 to 16,050,014 Shares at June 30, 2009 due to 81,000,000 Shares (1,620 Creation Units) being created and 71,700,000 Shares (1,434 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 11.62%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 2.62% and had an annualized volatility of 57.64%.

NAV of ProShares UltraShort DJ-UBS Crude Oil

The Fund’s NAV decreased from $76,656,626 at December 31, 2009 to $51,326,108 at June 30, 2010. The decrease in the Fund’s NAV resulted from a decrease in outstanding Shares, which decreased from 5,600,014 Shares at December 31, 2009 to 3,400,014 Shares at June 30, 2010 due to 18,350,000 Shares (367 Creation Units) being created and 20,550,000 Shares (411 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the six-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 10.28%. During the six-month period ended June 30, 2010, the benchmark index declined by a cumulative 10.62% and had an annualized volatility of 28.84%.

By comparison, during the six-month period ended June 30, 2009, the Fund’s NAV increased from $14,502,399 at December 31, 2008 to $128,758,820 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 500,014 Shares at December 31, 2008 to 7,600,014 Shares at June 30, 2009 due to 12,600,000 Shares (252 Creation Units) being created and 5,500,000 Shares (110 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 41.72%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 2.62% and had an annualized volatility of 57.64%.

NAV of ProShares Ultra Gold

The Fund’s NAV increased from $156,476,709 at December 31, 2009 to $209,324,263 at June 30, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 3,550,014 Shares at December 31, 2009 to 3,750,014 Shares at June 30, 2010 due to 1,150,000 Shares (23 Creation Units) being created and 950,000 Shares (19 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the six-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 26.64%. During the six-month period ended June 30, 2010, the benchmark index rose by a cumulative 14.39% and had an annualized volatility of 17.21%.

By comparison, during the six-month period ended June 30, 2009, the Fund’s NAV increased from $27,736,722 at December 31, 2008 to $156,690,604 at June 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 900,014 Shares at December 31, 2008 to 4,650,014 Shares at June 30, 2009 due to 4,250,000 Shares (85 Creation Units) being created and 500,000 Shares (10 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 9.32%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 7.44% and had an annualized volatility of 25.20%.

NAV of ProShares UltraShort Gold*

The Fund’s NAV increased from $67,602,811 at December 31, 2009 to $71,715,632 at June 30, 2010. The increase in the Fund’s NAV resulted an increase in outstanding Shares, which increased from 1,290,003 Shares at December 31, 2009 to 1,889,901 Shares at June 30, 2010 due to 1,150,000 Shares (23 Creation Units) being created and 550,102 Shares (11 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the six-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 27.59%. During the six-month period ended June 30, 2010, the benchmark index rose by a cumulative 14.39% and had an annualized volatility of 17.21%.

By comparison, during the six-month period ended June 30, 2009, the Fund’s NAV increased from $3,875,093 at December 31, 2008 to $51,236,834 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 40,003 Shares at December 31, 2008 to 680,003 Shares at June 30,

2009 due to 1,050,000 Shares (105 Creation Units) being created and 410,000 Shares (41 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 22.25%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 7.44% and had an annualized volatility of 25.20%.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I.

NAV of ProShares Ultra Silver

The Fund’s NAV increased from $145,416,382 at December 31, 2009 to $181,076,130 at June 30, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 2,550,014 Shares at December 31, 2009 to 2,850,014 Shares at June 30, 2010 due to 1,350,000 Shares (27 Creation Units) being created and 1,050,000 Shares (21 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the six-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 11.42%. During the six-month period ended June 30, 2010, the benchmark index rose by a cumulative 10.30% and had an annualized volatility of 33.97%.

By comparison, during the six-month period ended June 30, 2009, the Fund’s NAV increased from $10,011,149 at December 31, 2008 to $78,824,836 at June 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 350,014 Shares at December 31, 2008 to 1,850,014 Shares at June 30, 2009 due to 2,050,000 Shares (41 Creation Units) being created and 550,000 Shares (11 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 48.95%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 29.19% and had an annualized volatility of 40.25%.

NAV of ProShares UltraShort Silver*

The Fund’s NAV decreased from $64,516,145 at December 31, 2009 to $60,185,658 at June 30, 2010. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase in outstanding Shares, which increased from 1,370,001 Shares at December 31, 2009 to 1,879,914 Shares at June 30, 2010 due to 1,420,000 Shares (28 Creation Units) being created and 910,087 Shares (18 Creation Units) being redeemed during the period. For the six-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 32.02%. During the six-month period ended June 30, 2010, the benchmark index rose by a cumulative 10.30% and had an annualized volatility of 33.97%.

By comparison, during the six-month period ended June 30, 2009, the Fund’s NAV increased from $1,960,071 at December 31, 2008 to $68,967,304 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 10,001 Shares at December 31, 2008 to 775,001 Shares at June 30, 2009 due to 915,000 Shares (183 Creation Units) being created and 150,000 Shares (30 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 54.60%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 29.19% and had an annualized volatility of 40.25%.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I.

NAV of ProShares Ultra Euro

The Fund’s NAV increased from $7,531,857 at December 31, 2009 to $16,329,042 at June 30, 2010. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 250,014 Shares at December 31, 2009 to 750,014 Shares at June 30, 2010 due to 850,000 Shares (17 Creation Units) being created and 350,000 Shares (7 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the six-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 27.73%. During the six-month period ended June 30, 2010, the benchmark index declined by a cumulative 14.58% and had an annualized volatility of 10.95%.

By comparison, during the six-month period ended June 30, 2009, the Fund’s NAV increased from $4,386,411 at December 31, 2008 to $7,291,462 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 150,014 Shares at December 31, 2008 to 250,014 Shares at June 30, 2009 due to 150,000 Shares (3 Creation Units) being created and 50,000 Shares (1 Creation Unit) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 0.26%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 0.43% and had an annualized volatility of 15.70%.

NAV of ProShares UltraShort Euro

The Fund’s NAV increased from $100,847,786 at December 31, 2009 to $462,324,726 at June 30, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 5,400,014 Shares at December 31, 2009 to 18,500,014 Shares at June 30, 2010 due to 18,000,000 Shares (360 Creation Units) being created and 4,900,000 Shares (98 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the six-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 33.81%. During the six-month period ended June 30, 2010, the benchmark index declined by a cumulative 14.58% and had an annualized volatility of 10.95%.

By comparison, during the six-month period ended June 30, 2009, the Fund’s NAV increased from $7,331,163 at December 31, 2008 to $39,613,566 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 350,014 Shares at December 31, 2008 to 2,000,014 Shares at June 30, 2009 due to 2,450,000 Shares (49 Creation Units) being created and 800,000 Shares (16 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 5.44%. During the six-month period ended June 30, 2009, the benchmark index rose by a cumulative 0.43% and had an annualized volatility of 15.70%.

NAV of ProShares Ultra Yen

The Fund’s NAV increased from $3,921,267 at December 31, 2009 to $4,292,085 at June 30, 2010. The Fund had no creation or redemption activity during the period. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the six-month period ended June 30,

2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 9.46%. During the six-month period ended June 30, 2010, the benchmark index rose by a cumulative 5.31% and had an annualized volatility of 11.67%.

By comparison, during the six-month period ended June 30, 2009, the Fund’s NAV increased from $2,845,053 at December 31, 2008 to $4,946,446 at June 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 200,014 Shares at June 30, 2009 due to 100,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 13.06%. During the six-month period ended June 30, 2009, the benchmark index declined by a cumulative 5.78% and had an annualized volatility of 15.20%.

NAV of ProShares UltraShort Yen

The Fund’s NAV increased from $67,487,917 at December 31, 2009 to $145,332,808 at June 30, 2010. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 3,150,014 Shares at December 31, 2009 to 7,700,014 Shares at June 30, 2010 due to 5,450,000 Shares (109 Creation Units) being created and 900,000 Shares (18 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the six-month period ended June 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 11.90%. During the six-month period ended June 30, 2010, the benchmark index rose by a cumulative 5.31% and had an annualized volatility of 11.67%.

By comparison, during the six-month period ended June 30, 2009, the Fund’s NAV increased from $2,166,617 at December 31, 2008 to $41,152,049 at June 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 1,750,014 Shares at June 30, 2009 due to 2,850,000 Shares (57 Creation Units) being created and 1,200,000 Shares (24 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the six-month period ended June 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 8.55%. During the six-month period ended June 30, 2009, the benchmark index declined by a cumulative 5.78% and had an annualized volatility of 15.20%.

Off-Balance Sheet Arrangements and Contractual Obligations

As of August 9, 2010 the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

Critical Accounting Policies

The Funds’ critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Funds’ application of these policies involves judgments and actual results may differ from the estimates used.

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

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which are sensitive to commodity price risk. As of June 30, 2010 and June 30, 2009, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra DJ-UBS Commodity:

As of June 30, 2010, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s swap positions as of June 30, 2010, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$125.747	$6,292,846
Dow Jones-UBS Commodity Index	UBS AG	Long	125.747	18,324,499

The June 30, 2010 swap notional amount is calculated by multiplying units times the closing level of the Index. The notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission on March 1, 2010 (the “Form 10-K”) for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of June 30, 2009, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s swap positions as of June 30, 2009, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$122.529	$61,519,921

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

ProShares UltraShort DJ-UBS Commodity:

As of June 30, 2010, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s short swap positions as of June 30, 2010, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$125.747	$(1,504,460)
Dow Jones-UBS Commodity Index	UBS AG	Short	125.747	(5,246,244)

The June 30, 2010 short swap notional amount is calculated by multiplying units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by minus two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of June 30, 2009, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s short swap positions as of June 30, 2009, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$122.529	$(10,532,313)

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

ProShares Ultra DJ-UBS Crude Oil:

As of June 30, 2010, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	September 2010	4,598	$76.16	1,000	$350,183,680

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Long	$232.493	$240,847,937
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Long	232.493	411,408,299

The June 30, 2010 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2010 swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	September 2009	2,554	$70.84	1,000	$180,925,360

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Long	$256.184	$238,396,978

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

ProShares UltraShort DJ-UBS Crude Oil:

As of June 30, 2010, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	September 2010	445	$76.16	1,000	$(33,891,200)

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Short	$232.493	$(26,682,771)
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Short	232.493	(42,068,224)

The June 30, 2010 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2010 short swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These short notional amounts will increase

(decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	September 2009	1,209	$70.84	1,000	$(85,645,560)

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Short	$256.184	$(171,876,791)

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

ProShares Ultra Gold:

As of June 30, 2010, the ProShares Ultra Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2010	116	$1,245.90	100	$14,452,440

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$1,244.10	$46,554,222
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,244.10	355,563,780

The June 30, 2010 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2010 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of June 30, 2009, the ProShares Ultra Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2009	90	$936.50	100	$8,428,500

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$934.53	$305,329,642

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

ProShares UltraShort Gold:

As of June 30, 2010, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2010	22	$1,245.90	100	$(2,740,980)

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$1,244.10	$(18,410,192)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,244.10	(122,917,080)

The June 30, 2010 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2010 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of June 30, 2009, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2009	49	$936.50	100	$(4,588,850)

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$934.53	$(97,563,063)

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

ProShares Ultra Silver:

As of June 30, 2010, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2010	122	$18.708	5,000	$11,411,880

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$18.7420	$88,477,234
0.999 Fine Troy Ounce Silver	UBS AG	Long	18.7420	262,275,548

The June 30, 2010 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2010 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of June 30, 2009, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2009	66	$13.965	5,000	$4,608,450

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$13.9411	$153,042,608

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

ProShares UltraShort Silver:

As of June 30, 2010, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2010	33	$18.708	5,000	$(3,086,820)

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$18.7420	$(30,502,605)
0.999 Fine Troy Ounce Silver	UBS AG	Short	18.7420	(86,737,976)

The June 30, 2010 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2010 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of June 30, 2009, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2009, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2009	70	$13.965	5,000	$(4,887,750)

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$13.9411	$(133,074,770)

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

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Funds’ Financial Instruments, which are sensitive to changes in exchange rates. As of June 30, 2010, each of the Currency Funds’ positions were as follows:

ProShares Ultra Euro:

As of June 30, 2010, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2010, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/02/10	12,336,325	1.2229	$15,086,098
Euro	UBS AG	Long	07/02/10	14,965,800	1.2229	18,301,685
Euro	Goldman Sachs International	Long	07/16/10	11,770,325	1.2229	14,393,937
Euro	UBS AG	Long	07/16/10	14,939,500	1.2229	18,269,522
Euro	Goldman Sachs International	Short	07/02/10	(12,336,325)	1.2229	(15,086,098)
Euro	UBS AG	Short	07/02/10	(14,965,800)	1.2229	(18,301,685)

The June 30, 2010 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of June 30, 2009, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/10/09	10,539,475	1.4027	$14,784,236
Euro	Goldman Sachs International	Short	07/10/09	(143,600)	1.4027	(201,435)

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

ProShares UltraShort Euro:

As of June 30, 2010, the ProShares UltraShort Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2010, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/02/10	388,264,025	1.2229	$474,808,280
Euro	UBS AG	Long	07/02/10	437,601,200	1.2229	535,142,737
Euro	UBS AG	Long	07/16/10	12,458,700	1.2229	15,235,751
Euro	Goldman Sachs International	Short	07/02/10	(388,264,025)	1.2229	(474,808,280)
Euro	UBS AG	Short	07/02/10	(437,601,200)	1.2229	(535,142,737)
Euro	Goldman Sachs International	Short	07/16/10	(346,717,925)	1.2229	(424,001,532)
Euro	UBS AG	Short	07/16/10	(421,237,200)	1.2229	(515,131,193)

The June 30, 2010 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of June 30, 2009, the ProShares UltraShort Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/10/09	1,639,300	1.4027	$2,299,526
Euro	Goldman Sachs International	Short	07/10/09	(58,078,775)	1.4027	(81,469,933)

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

ProShares Ultra Yen:

As of June 30, 2010, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2010, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/02/10	409,000,000	0.011310	$4,625,954
Yen	UBS AG	Long	07/02/10	348,900,000	0.011310	3,946,199
Yen	Goldman Sachs International	Long	07/16/10	409,000,000	0.011310	4,625,954
Yen	UBS AG	Long	07/16/10	348,900,000	0.011310	3,946,199
Yen	Goldman Sachs International	Short	07/02/10	(409,000,000)	0.011310	(4,625,954)
Yen	UBS AG	Short	07/02/10	(348,900,000)	0.011310	(3,946,199)

The June 30, 2010 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of June 30, 2009, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/10/09	971,090,000	0.010381	$10,080,518
Yen	Goldman Sachs International	Short	07/10/09	(18,080,000)	0.010381	(187,682)

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

ProShares UltraShort Yen:

As of June 30, 2010, the ProShares UltraShort Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2010, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/02/10	14,174,880,000	0.011310	$160,323,562
Yen	UBS AG	Long	07/02/10	14,601,420,000	0.011310	165,147,901
Yen	UBS AG	Long	07/16/10	151,200,000	0.011310	1,710,132
Yen	Goldman Sachs International	Short	07/02/10	(14,174,880,000)	0.011310	(160,323,562)
Yen	UBS AG	Short	07/02/10	(14,601,420,000)	0.011310	(165,147,901)
Yen	Goldman Sachs International	Short	07/16/10	(12,675,790,000)	0.011310	(143,368,255)
Yen	UBS AG	Short	07/16/10	(13,146,220,000)	0.011310	(148,689,006)

The June 30, 2010 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of June 30, 2009, the ProShares UltraShort Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/10/09	784,020,000	0.010381	$8,138,615
Yen	Goldman Sachs International	Short	07/10/09	(8,706,920,000)	0.010381	(90,383,245)

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

Qualitative Disclosure

As described above in Item 2 of this Quarterly Report on Form 10-Q, it is the investment objective of each Fund, currently operational, to seek daily investment results, before fees and expenses, which correspond to twice (200%) the daily performance, whether positive or negative, of its corresponding benchmark. Each Ultra ProShares Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the daily performance of its corresponding benchmark. Each UltraShort ProShares Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the inverse (opposite) of the daily performance of its corresponding benchmark. The Funds do not seek to achieve these stated investment objectives over a period of time greater than one day because mathematical compounding prevents the Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Investors should monitor their ProShares holdings consistent with their strategies, as frequently as daily. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

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

Most Financial Instruments held by the Funds are “unfunded” meaning that the Fund will obtain exposure to the corresponding benchmark while still being in possession of its original cash assets. The cash positions that result from use of such Financial Instruments are held in a manner to minimize both interest rate and credit risk. During the reporting period, cash positions were maintained in a non-interest bearing demand deposit account. The Funds also invest a portion of this cash in cash equivalents (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities).

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of June 30, 2010, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Funds’ internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Except as noted below, there has not been a material change to the Risk Factors previously disclosed in Part I, Item 1A in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009.

Regulatory changes or actions, including the implementation of new legislation, may alter the operations and profitability of the Funds.

Considerable regulatory attention has been focused on non-traditional investment pools which are publicly distributed in the United States. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in the Funds or the ability of the Funds to continue to implement their investment strategies.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the SEC, CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of swaps and futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Funds is impossible to predict, but could be substantial and adverse.

In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law by President Obama on July 21, 2010. The Act will make sweeping changes to the way in which the U.S. financial system is supervised and regulated. Title VII of the Dodd-Frank Act sets forth a new legislative framework for over-the-counter (“OTC”) derivatives, including Financial Instruments, such as swaps, in which the Funds may invest. Title VII of the Dodd-Frank Act makes broad changes to the OTC derivatives market, grants significant new authority to the SEC and the CFTC to regulate OTC derivatives and market participants, and will require clearing and exchange trading of many OTC derivatives transactions.

Provisions in the Dodd-Frank Act include the requirement that position limits on commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the Dodd-Frank Act and applicable regulations; and the forced use of clearinghouse mechanisms for many OTC derivative transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts.

The CFTC, SEC and other federal regulators have been tasked with developing the rules and regulations enacting the provisions of the Dodd-Frank Act. Because there is a one-year period prescribed in which most of the mandated rulemaking and regulations will be implemented, it is not possible at this time to gauge the exact nature and scope of the impact of the Dodd-Frank Act on any of the Funds, but it is expected that swap dealers, major market participants and swap counterparties, including the Funds, will experience new and/or additional regulations, requirements, compliance burdens and associated costs. The new law and the rules to be promulgated may negatively impact a Fund’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. In particular, new position limits imposed on a Fund or its counterparties may impact that Fund’s ability to invest in a manner that efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of a Fund’s investments and cost of doing business, which could adversely affect investors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	As described in the Trust’s Registration Statement on Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, its Registration Statement on Form S-1 (No. 333-156888), which was declared effective on February 13, 2009, and its Registration Statement on Form S-3 (No. 333-163511), which was automatically declared effective on December 4, 2009, substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions. Each Fund continuously offers and redeems its Shares in blocks of 50,000 Shares.

Title of Securities Registered	Amount Registered	Shares Sold for the three months ended June 30, 2010		Sale Price of Shares Sold for the three months ended June 30, 2010
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$1,500,000,000	150,000		$3,353,345
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	$2,500,000,000	100,000		$1,759,761
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest	$7,000,000,000	52,700,000		$529,101,097
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest	$4,500,000,000	5,000,000		$65,118,100
ProShares Ultra Gold Common Units of Beneficial Interest	$3,000,000,000	550,000		$27,792,084
ProShares UltraShort Gold Common Units of Beneficial Interest	$3,000,000,000	850,000	*	$35,225,081
ProShares Ultra Silver Common Units of Beneficial Interest	$2,000,000,000	650,000		$38,811,974
ProShares UltraShort Silver Common Units of Beneficial Interest	$2,000,000,000	800,000	*	$27,295,320
ProShares Ultra Euro Common Units of Beneficial Interest	$1,500,000,000	750,000		$17,311,891
ProShares UltraShort Euro Common Units of Beneficial Interest	$1,500,000,000	9,200,000		$216,376,378
ProShares Ultra Yen Common Units of Beneficial Interest	$1,500,000,000	—		$—
ProShares UltraShort Yen Common Units of Beneficial Interest	$1,500,000,000	2,250,000		$47,666,311
Total:	$31,500,000,000	73,000,000		$1,009,811,342

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I.

(c)	From March 31, 2010 through June 30, 2010, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Ultra DJ-UBS Commodity
04/01/10 to 04/30/10	—	$—
05/01/10 to 05/31/10	—	—
06/01/10 to 06/30/10	100,000	21.66
ProShares UltraShort DJ-UBS Commodity
04/01/10 to 04/30/10	50,000	14.96
05/01/10 to 05/31/10	—	—
06/01/10 to 06/30/10	150,000	16.52
ProShares Ultra DJ-UBS Crude Oil
04/01/10 to 04/30/10	4,800,000	13.65
05/01/10 to 05/31/10	2,000,000	10.64
06/01/10 to 06/30/10	8,950,000	10.24
ProShares UltraShort DJ-UBS Crude Oil
04/01/10 to 04/30/10	4,000,000	12.01
05/01/10 to 05/31/10	7,550,000	14.77
06/01/10 to 06/30/10	300,000	15.09
ProShares Ultra Gold
04/01/10 to 04/30/10	200,000	46.97
05/01/10 to 05/31/10	200,000	55.71
06/01/10 to 06/30/10	—	—
ProShares UltraShort Gold*
04/01/10 to 04/30/10	102	45.68
05/01/10 to 05/31/10	300,000	40.58
06/01/10 to 06/30/10	—	—
ProShares Ultra Silver
04/01/10 to 04/30/10	350,000	61.15
05/01/10 to 05/31/10	200,000	64.65
06/01/10 to 06/30/10	200,000	62.30
ProShares UltraShort Silver*
04/01/10 to 04/30/10	175,087	38.22
05/01/10 to 05/31/10	350,000	33.46
06/01/10 to 06/30/10	100,000	35.43
ProShares Ultra Euro
04/01/10 to 04/30/10	—	—
05/01/10 to 05/31/10	350,000	23.67
06/01/10 to 06/30/10	—	—
ProShares UltraShort Euro
04/01/10 to 04/30/10	—	—
05/01/10 to 05/31/10	950,000	23.94
06/01/10 to 06/30/10	3,950,000	24.88
ProShares Ultra Yen
04/01/10 to 04/30/10	—	—
05/01/10 to 05/31/10	—	—
06/01/10 to 06/30/10	—	—
ProShares UltraShort Yen
04/01/10 to 04/30/10	—	—
05/01/10 to 05/31/10	650,000	21.80
06/01/10 to 06/30/10	—	—
Total:	35,875,189	$16.53

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part 1.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Filed herewith
(2)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg
By: Louis Mayberg
Principal Executive Officer

Date: August 9, 2010

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: August 9, 2010