Form 10-Q
period 2010-09-30
ProShares Trust II
filed 2010-11-09
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$51,280	$78,112
Short-term U.S. government and agency obligations (Note 3) (cost $8,889,183 and $18,504,220, respectively)	8,889,239	18,503,052
Unrealized appreciation on swap agreements	719,690	1,177,968

Total assets	9,660,209	19,759,132

Liabilities and shareholders’ equity
Liabilities
Management fee payable	8,430	15,200

Total liabilities	8,430	15,200

Shareholders’ equity
Paid-in capital	5,917,551	14,857,362
Accumulated earnings (deficit)	3,734,228	4,886,570

Total shareholders’ equity	9,651,779	19,743,932

Total liabilities and shareholders’ equity	$9,660,209	$19,759,132

Shares outstanding	350,014	700,014

Net asset value per share	$27.58	$28.21

Market value per share (Note 2)	$27.73	$28.43

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (92% of shareholders’ equity)
U.S. Treasury Bills:
0.230% due 10/07/10†	$963,000	$962,984
0.135% due 10/21/10†	2,004,000	2,003,857
0.110% due 10/28/10	1,232,000	1,231,880
0.135% due 11/12/10	588,000	587,910
0.150% due 11/18/10	588,000	587,900
0.150% due 12/23/10	504,000	503,839
0.160% due 12/30/10†	1,780,000	1,779,296
0.130% due 01/06/11	1,232,000	1,231,573

Total short-term U.S. government and agency obligations (cost $8,889,183)		$8,889,239

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	10/06/10	$4,659,257	$176,841
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	10/06/10	14,627,126	542,849

			$719,690

†	All or partial amount segregated as collateral for swap agreements.

^	The positions and counterparties herein are as of September 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Investment Income
Interest	$5,629	$1,738	$16,947	$4,012

Expenses
Management fee	27,744	32,623	88,670	59,126
Offering costs	—	19,533	—	57,963

Total expenses	27,744	52,156	88,670	117,089

Net investment income (loss)	(22,115)	(50,418)	(71,723)	(113,077)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	2,113,541	(1,842,980)	(624,603)	1,913,017
Short-term U.S. government and agency obligations	72	—	1,038	—

Net realized gain (loss)	2,113,613	(1,842,980)	(623,565)	1,913,017

Change in net unrealized appreciation/depreciation on
Swap agreements	178,290	2,374,398	(458,278)	296,417
Short-term U.S. government and agency obligations	(1,326)	—	1,224	—

Change in net unrealized appreciation/depreciation	176,964	2,374,398	(457,054)	296,417

Net realized and unrealized gain (loss)	2,290,577	531,418	(1,080,619)	2,209,434

Net income (loss)	$2,268,462	$481,000	$(1,152,342)	$2,096,357

Net income (loss) per weighted-average share	$4.81	$0.51	$(2.30)	$2.82

Weighted-average shares outstanding	471,753	938,601	501,296	742,688

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$19,743,932

Addition of 250,000 shares	5,958,070
Redemption of 600,000 shares	(14,897,881)

Net addition (redemption) of (350,000) shares	(8,939,811)

Net investment income (loss)	(71,723)
Net realized gain (loss)	(623,565)
Change in net unrealized appreciation/depreciation	(457,054)

Net income (loss)	(1,152,342)

Shareholders’ equity, at September 30, 2010	$9,651,779

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash flow from operating activities
Net income (loss)	$(1,152,342)	$2,096,357
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	—	(7,235,000)
Net sale (purchase) of short-term U.S. government and agency obligations	9,615,037	(4,488,979)
Change in unrealized appreciation/depreciation on investments	457,054	(296,417)
Decrease (Increase) in receivable from Sponsor	—	33,411
Amortization of offering cost	—	57,963
Increase (Decrease) in management fee payable	(6,770)	—
Increase (Decrease) in payable to Sponsor	—	25,715
Increase (Decrease) in accounts payable	—	(42,977)

Net cash provided by (used in) operating activities	8,912,979	(9,849,927)

Cash flow from financing activities
Proceeds from addition of shares	5,958,070	25,899,594
Payment on shares redeemed	(14,897,881)	(11,964,598)

Net cash provided by (used in) financing activities	(8,939,811)	13,934,996

Net increase (decrease) in cash	(26,832)	4,085,069
Cash, beginning of period	78,112	1,745,354

Cash, end of period	$51,280	$5,830,423

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$5,854	$90,383
Segregated cash balances for swap agreements	—	485,000
Short-term U.S. government and agency obligations (Note 3) (cost $1,431,691 and $2,568,287, respectively)	1,431,735	2,568,141

Total assets	1,437,589	3,143,524

Liabilities and shareholders’ equity
Liabilities
Management fee payable	1,098	2,493
Unrealized depreciation on swap agreements	101,643	216,605

Total liabilities	102,741	219,098

Shareholders’ equity
Paid-in capital	3,621,541	5,049,843
Accumulated earnings (deficit)	(2,286,693)	(2,125,417)

Total shareholders’ equity	1,334,848	2,924,426

Total liabilities and shareholders’ equity	$1,437,589	$3,143,524

Shares outstanding	100,014	200,014

Net asset value per share	$13.35	$14.62

Market value per share (Note 2)	$13.60	$14.65

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (107% of shareholders’ equity)
U.S. Treasury Bills:
0.135% due 10/21/10	$328,000	$327,976
0.205% due 11/04/10†	500,000	499,938
0.135% due 11/12/10	112,000	111,983
0.150% due 11/18/10	112,000	111,981
0.150% due 12/23/10	96,000	95,969
0.160% due 12/30/10†	284,000	283,888

Total short-term U.S. government and agency obligations (cost $1,431,691)		$1,431,735

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	10/06/10	$(688,504)	$(25,404)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	10/06/10	(1,993,193)	(76,239)

			$(101,643)

†	All or partial amount segregated as collateral for swap agreements.

^	The positions and counterparties herein are as of September 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Investment Income
Interest	$949	$320	$3,267	$710

Expenses
Management fee	5,480	—	24,971	—
Offering costs	—	78,092	—	231,729
Limitation by Sponsor	—	(65,602)	—	(206,319)

Total expenses	5,480	12,490	24,971	25,410

Net investment income (loss)	(4,531)	(12,170)	(21,704)	(24,700)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(806,167)	(457,048)	(254,747)	(1,536,586)
Short-term U.S. government and agency obligations	105	—	23	—

Net realized gain (loss)	(806,062)	(457,048)	(254,724)	(1,536,586)

Change in net unrealized appreciation/depreciation on
Swap agreements	335,891	(310,626)	114,962	161,533
Short-term U.S. government and agency obligations	(223)	—	190	—

Change in net unrealized appreciation/depreciation	335,668	(310,626)	115,152	161,533

Net realized and unrealized gain (loss)	(470,394)	(767,674)	(139,572)	(1,375,053)

Net income (loss)	$(474,925)	$(779,844)	$(161,276)	$(1,399,753)

Net income (loss) per weighted-average share	$(3.20)	$(2.95)	$(0.73)	$(8.77)

Weighted-average shares outstanding	148,384	264,688	221,626	159,538

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$2,924,426

Addition of 200,000 shares	3,370,174
Redemption of 300,000 shares	(4,798,476)

Net addition (redemption) of (100,000) shares	(1,428,302)

Net investment income (loss)	(21,704)
Net realized gain (loss)	(254,724)
Change in net unrealized appreciation/depreciation	115,152

Net income (loss)	(161,276)

Shareholders’ equity, at September 30, 2010	$1,334,848

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash flow from operating activities
Net income (loss)	$(161,276)	$(1,399,753)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	485,000	(1,175,000)
Net sale (purchase) of short-term U.S. government and agency obligations	1,136,596	(599,997)
Change in unrealized appreciation/depreciation on investments	(115,152)	(161,533)
Decrease (Increase) in receivable from Sponsor	—	(206,319)
Amortization of offering cost	—	231,729
Increase (Decrease) in management fee payable	(1,395)	—
Increase (Decrease) in accounts payable	—	(208,046)

Net cash provided by (used in) operating activities	1,343,773	(3,518,919)

Cash flow from financing activities
Proceeds from addition of shares	3,370,174	4,145,511
Payment on shares redeemed	(4,798,476)	—

Net cash provided by (used in) financing activities	(1,428,302)	4,145,511

Net increase (decrease) in cash	(84,529)	626,592
Cash, beginning of period	90,383	1,579,140

Cash, end of period	$5,854	$2,205,732

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$13,146,363	$80,936
Segregated cash balances with brokers for futures contracts	20,923,313	13,574,925
Short-term U.S. government and agency obligations (Note 3) (cost $424,902,931 and $323,044,324, respectively)	424,924,279	323,026,067
Unrealized appreciation on swap agreements	30,223,794	21,129,076
Receivable on open futures contracts	12,730,343	1,466,444

Total assets	501,948,092	359,277,448

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	114,083,156	35,195,574
Management fee payable	348,601	262,204

Total liabilities	114,431,757	35,457,778

Shareholders’ equity
Paid-in capital	214,474,935	190,554,540
Accumulated earnings (deficit)	173,041,400	133,265,130

Total shareholders’ equity	387,516,335	323,819,670

Total liabilities and shareholders’ equity	$501,948,092	$359,277,448

Shares outstanding	38,200,014	25,650,014

Net asset value per share	$10.14	$12.62

Market value per share (Note 2)	$10.09	$12.68

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (110% of shareholders’ equity)
U.S. Treasury Bills:
0.230% due 10/07/10	$10,000,000	$9,999,836
0.105% due 10/14/10	7,521,000	7,520,723
0.187% due 10/21/10†	61,285,000	61,280,624
0.208% due 11/04/10†	61,000,000	60,992,448
0.136% due 11/12/10	17,750,000	17,747,270
0.166% due 11/18/10†	106,767,000	106,748,882
0.145% due 11/26/10	6,083,000	6,081,606
0.143% due 12/02/10	28,343,000	28,336,756
0.130% due 12/09/10	29,535,000	29,527,472
0.177% due 12/16/10†	37,500,000	37,490,235
0.156% due 12/23/10	27,420,000	27,411,256
0.179% due 12/30/10	17,000,000	16,993,275
0.185% due 01/20/11	14,800,000	14,793,896

Total short-term U.S. government and agency obligations (cost $424,902,931)		$424,924,279

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires November 2010	4,133	$330,516,010	$15,898,600

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	10/06/10	$190,360,794	$12,128,469
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	10/06/10	254,055,319	18,095,325

			$30,223,794

†	All or partial amount segregated as collateral for swap agreements.

^	The positions and counterparties herein are as of September 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Investment Income
Interest	$174,914	$23,424	$348,968	$93,245

Expenses
Management fee	1,034,809	471,329	2,480,271	1,870,800
Brokerage commissions	32,255	28,849	112,220	215,355
Offering costs	—	39,051	—	115,880

Total expenses	1,067,064	539,229	2,592,491	2,202,035

Net investment income (loss)	(892,150)	(515,805)	(2,243,523)	(2,108,790)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	10,928,189	(7,204,860)	19,006,970	34,127,108
Swap agreements	27,081,389	(869,437)	14,810,482	38,346,708
Short-term U.S. government and agency obligations	1,843	—	47,218	—

Net realized gain (loss)	38,011,421	(8,074,297)	33,864,670	72,473,816

Change in net unrealized appreciation/depreciation on
Futures contracts	14,399,480	8,493,570	(979,200)	(8,119,260)
Swap agreements	7,760,550	2,158,920	9,094,718	6,914,359
Short-term U.S. government and agency obligations	(2,198)	—	39,605	—

Change in net unrealized appreciation/depreciation	22,157,832	10,652,490	8,155,123	(1,204,901)

Net realized and unrealized gain (loss)	60,169,253	2,578,193	42,019,793	71,268,915

Net income (loss)	$59,277,103	$2,062,388	$39,776,270	$69,160,125

Net income (loss) per weighted-average share	$1.30	$0.11	$1.17	$2.40

Weighted-average shares outstanding	45,657,623	18,583,166	33,973,091	28,850,380

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$323,819,670

Addition of 100,350,000 shares	987,785,499
Redemption of 87,800,000 shares	(963,865,104)

Net addition (redemption) of 12,550,000 shares	23,920,395

Net investment income (loss)	(2,243,523)
Net realized gain (loss)	33,864,670
Change in net unrealized appreciation/depreciation	8,155,123

Net income (loss)	39,776,270

Shareholders’ equity, at September 30, 2010	$387,516,335

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash flow from operating activities
Net income (loss)	$39,776,270	$69,160,125
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	—	(93,010,000)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(7,348,388)	12,918,488
Net sale (purchase) of short-term U.S. government and agency obligations	(101,858,607)	(79,999,294)
Change in unrealized appreciation/depreciation on investments	(9,134,323)	(6,914,359)
Decrease (Increase) in receivable on futures contracts	(11,263,899)	8,618,331
Decrease (Increase) in receivable from Sponsor	—	16,192
Amortization of offering cost	—	115,880
Increase (Decrease) in management fee payable	86,397	—
Increase (Decrease) in payable to Sponsor	—	364,190
Increase (Decrease) in accounts payable	—	(97,742)

Net cash provided by (used in) operating activities	(89,742,550)	(88,828,189)

Cash flow from financing activities
Proceeds from addition of shares	987,785,499	977,618,926
Payment on shares redeemed	(884,977,522)	(830,121,193)

Net cash provided by (used in) financing activities	102,807,977	147,497,733

Net increase (decrease) in cash	13,065,427	58,669,544
Cash, beginning of period	80,936	40,341,120

Cash, end of period	$13,146,363	$99,010,664

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$487,510	$75,409
Segregated cash balances with brokers for futures contracts	2,025,000	4,162,725
Short-term U.S. government and agency obligations (Note 3) (cost $44,121,453 and $66,498,959, respectively)	44,124,971	66,495,308
Receivable from capital shares sold	—	8,244,946

Total assets	46,637,481	78,978,388

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,667,004	—
Payable on open futures contracts	929,607	1,271,069
Management fee payable	31,896	68,204
Unrealized depreciation on swap agreements	2,990,288	982,489

Total liabilities	6,618,795	2,321,762

Shareholders’ equity
Paid-in capital	27,043,891	94,438,947
Accumulated earnings (deficit)	12,974,795	(17,782,321)

Total shareholders’ equity	40,018,686	76,656,626

Total liabilities and shareholders’ equity	$46,637,481	$78,978,388

Shares outstanding	3,000,014	5,600,014

Net asset value per share	$13.34	$13.69

Market value per share (Note 2)	$13.38	$13.65

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (110% of shareholders’ equity)
U.S. Treasury Bills:
0.140% due 10/14/10†	$900,000	$899,967
0.135% due 10/21/10	3,761,000	3,760,732
0.117% due 10/28/10	3,475,000	3,474,661
0.200% due 11/04/10†	8,000,000	7,999,010
0.140% due 11/12/10	11,364,000	11,362,252
0.140% due 11/18/10	569,000	568,903
0.286% due 12/16/10†	5,000,000	4,998,698
0.130% due 01/06/11	1,025,000	1,024,645
0.160% due 01/13/11†	6,040,000	6,037,753
0.185% due 01/20/11†	4,000,000	3,998,350

Total short-term U.S. government and agency obligations (cost $44,121,453)		$44,124,971

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires November 2010	400	$31,988,000	$(1,354,220)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	10/06/10	$(19,406,494)	$(1,175,888)
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	10/06/10	(28,626,377)	(1,814,400)

			$(2,990,288)

†	All or partial amount segregated as collateral for swap agreements.

^	The positions and counterparties herein are as of September 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Investment Income
Interest	$21,433	$11,290	$76,927	$20,679

Expenses
Management fee	132,890	186,922	539,674	249,506
Brokerage commissions	9,886	18,359	37,608	71,428
Offering costs	—	78,092	—	231,729

Total expenses	142,776	283,373	577,282	552,663

Net investment income (loss)	(121,343)	(272,083)	(500,355)	(531,984)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,895,091	8,197,190	7,896,349	(2,040,631)
Swap agreements	5,060,061	5,850,541	23,643,501	(10,219,787)
Short-term U.S. government and agency obligations	46	—	8,571	—

Net realized gain (loss)	7,955,198	14,047,731	31,548,421	(12,260,418)

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,156,250)	(2,004,540)	1,709,680	2,641,060
Swap agreements	(1,389,552)	2,730,237	(2,007,799)	871,693
Short-term U.S. government and agency obligations	(743)	—	7,169	—

Change in net unrealized appreciation/depreciation	(3,546,545)	725,697	(290,950)	3,512,753

Net realized and unrealized gain (loss)	4,408,653	14,773,428	31,257,471	(8,747,665)

Net income (loss)	$4,287,310	$14,501,345	$30,757,116	$(9,279,649)

Net income (loss) per weighted-average share	$1.12	$2.33	$5.46	$(2.70)

Weighted-average shares outstanding	3,842,405	6,225,014	5,632,432	3,437,010

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$76,656,626

Addition of 24,850,000 shares	325,489,245
Redemption of 27,450,000 shares	(392,884,301)

Net addition (redemption) of (2,600,000) shares	(67,395,056)

Net investment income (loss)	(500,355)
Net realized gain (loss)	31,548,421
Change in net unrealized appreciation/depreciation	(290,950)

Net income (loss)	30,757,116

Shareholders’ equity, at September 30, 2010	$40,018,686

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash flow from operating activities
Net income (loss)	$30,757,116	$(9,279,649)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	—	(28,570,000)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,137,725	722,925
Net sale (purchase) of short-term U.S. government and agency obligations	22,377,506	(25,082,792)
Change in unrealized appreciation/depreciation on investments	2,000,630	(871,693)
Decrease (Increase) in receivable from Sponsor	—	53,143
Amortization of offering cost	—	231,729
Increase (Decrease) in management fee payable	(36,308)	—
Increase (Decrease) in payable to Sponsor	—	196,363
Increase (Decrease) in payable on futures contracts	(341,462)	(1,522,511)
Increase (Decrease) in accounts payable	—	(208,046)

Net cash provided by (used in) operating activities	56,895,207	(64,330,531)

Cash flow from financing activities
Proceeds from addition of shares	333,734,191	387,580,201
Payment on shares redeemed	(390,217,297)	(303,963,228)

Net cash provided by (used in) financing activities	(56,483,106)	83,616,973

Net increase (decrease) in cash	412,101	19,286,442
Cash, beginning of period	75,409	7,925,214

Cash, end of period	$487,510	$27,211,656

See accompanying notes to financial statements.

PROSHARES SHORT DJ-UBS NATURAL GAS*

STATEMENT OF FINANCIAL CONDITION

SEPTEMBER 30, 2010

(unaudited)

Assets
Cash	$200

Total assets	$200

Shareholders’ equity
Paid-in capital	$200

Total shareholders’ equity	$200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$2,537,261	$96,468
Segregated cash balances with brokers for futures contracts	408,157	480,837
Short-term U.S. government and agency obligations (Note 3) (cost $197,939,141 and $168,088,591, respectively)	197,943,632	168,085,670
Unrealized appreciation on forward agreements	2,971,413	—
Receivable on open futures contracts	—	32,930

Total assets	203,860,463	168,695,905

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,835,057
Management fee payable	154,865	149,879
Unrealized depreciation on forward agreements	—	5,234,260

Total liabilities	154,865	12,219,196

Shareholders’ equity
Paid-in capital	109,342,488	120,971,898
Accumulated earnings (deficit)	94,363,110	35,504,811

Total shareholders’ equity	203,705,598	156,476,709

Total liabilities and shareholders’ equity	$203,860,463	$168,695,905

Shares outstanding	3,350,014	3,550,014

Net asset value per share	$60.81	$44.08

Market value per share (Note 2)	$61.02	$44.68

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (97% of shareholders’ equity)
U.S. Treasury Bills:
0.230% due 10/07/10	$13,000,000	$12,999,787
0.150% due 10/14/10†	12,000,000	11,999,558
0.135% due 10/21/10	2,529,000	2,528,819
0.110% due 10/28/10	23,100,000	23,097,748
0.204% due 11/04/10†	20,000,000	19,997,524
0.135% due 11/12/10	2,590,000	2,589,602
0.166% due 11/18/10†	12,440,000	12,437,889
0.165% due 11/26/10†	33,000,000	32,992,440
0.120% due 12/02/10	3,102,000	3,101,317
0.159% due 12/23/10†	14,220,000	14,215,465
0.154% due 12/30/10†	32,007,000	31,994,338
0.130% due 01/06/11	23,100,000	23,091,991
0.185% due 01/20/11†	6,900,000	6,897,154

Total short-term U.S. government and agency obligations (cost $197,939,141)		$197,943,632

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires December 2010	72	$9,429,120	$665,710

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	10/11/10	$36,720	$47,998,915	$369,480
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	10/11/10	267,900	350,188,164	2,601,933

				$2,971,413

†	All or partial amount segregated as collateral for forward agreements.

^	The positions and counterparties herein are as of September 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Investment Income
Interest	$85,654	$17,978	$187,823	$43,484

Expenses
Management fee	466,267	264,269	1,296,693	650,356
Brokerage commissions	902	823	2,973	3,344
Offering costs	—	78,090	—	231,728

Total expenses	467,169	343,182	1,299,666	885,428

Net investment income (loss)	(381,515)	(325,204)	(1,111,843)	(841,944)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(232,336)	164,607	673,165	518,473
Forward agreements	7,410,760	13,352,510	50,218,194	12,019,164
Short-term U.S. government and agency obligations	29	—	5,788	—

Net realized gain (loss)	7,178,453	13,517,117	50,897,147	12,537,637

Change in net unrealized appreciation/depreciation on
Futures contracts	541,140	392,480	859,910	430,110
Forward agreements	8,728,978	1,386,595	8,205,673	1,630,127
Short-term U.S. government and agency obligations	(7,111)	—	7,412	—

Change in net unrealized appreciation/depreciation	9,263,007	1,779,075	9,072,995	2,060,237

Net realized and unrealized gain (loss)	16,441,460	15,296,192	59,970,142	14,597,874

Net income (loss)	$16,059,945	$14,970,988	$58,858,299	$13,755,930

Net income (loss) per weighted-average share	$4.43	$3.68	$16.22	$3.78

Weighted-average shares outstanding	3,628,275	4,067,405	3,629,501	3,636,461

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$156,476,709

Addition of 1,400,000 shares	68,512,854
Redemption of 1,600,000 shares	(80,142,264)

Net addition (redemption) of (200,000) shares	(11,629,410)

Net investment income (loss)	(1,111,843)
Net realized gain (loss)	50,897,147
Change in net unrealized appreciation/depreciation	9,072,995

Net income (loss)	58,858,299

Shareholders’ equity, at September 30, 2010	$203,705,598

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash flow from operating activities
Net income (loss)	$58,858,299	$13,755,930
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for forward agreements	—	(28,140,000)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	72,680	(118,003)
Net sale (purchase) of short-term U.S. government and agency obligations	(29,850,550)	(58,584,646)
Change in unrealized appreciation/depreciation on investments	(8,213,085)	(1,630,127)
Decrease (Increase) in receivable on futures contracts	32,930	(77,862)
Decrease (Increase) in receivable from Sponsor	—	43,098
Amortization of offering cost	—	231,728
Increase (Decrease) in management fee payable	4,986	—
Increase (Decrease) in payable to Sponsor	—	277,407
Increase (Decrease) in accounts payable	—	(208,045)

Net cash provided by (used in) operating activities	20,905,260	(74,450,520)

Cash flow from financing activities
Proceeds from addition of shares	68,512,854	154,858,940
Payment on shares redeemed	(86,977,321)	(54,279,693)

Net cash provided by (used in) financing activities	(18,464,467)	100,579,247

Net increase (decrease) in cash	2,440,793	26,128,727
Cash, beginning of period	96,468	23,435,796

Cash, end of period	$2,537,261	$49,564,523

See accompanying notes to financial statements.

PROSHARES SHORT GOLD*

STATEMENT OF FINANCIAL CONDITION

SEPTEMBER 30, 2010

(unaudited)

Assets
Cash	$200

Total assets	$200

Shareholders’ equity
Paid-in capital	$200

Total shareholders’ equity	$200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$2,302,321	$75,790
Segregated cash balances with brokers for futures contracts	206,599	140,916
Short-term U.S. government and agency obligations (Note 3) (cost $74,378,081 and $66,312,955, respectively)	74,382,131	66,310,764
Unrealized appreciation on forward agreements	—	2,144,062
Receivable on open futures contracts	2,520	—

Total assets	76,893,571	68,671,532

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,014,755
Management fee payable	57,690	53,966
Unrealized depreciation on forward agreements	1,176,126	—

Total liabilities	1,233,816	1,068,721

Shareholders’ equity
Paid-in capital	123,839,522	86,180,401
Accumulated earnings (deficit)	(48,179,767)	(18,577,590)

Total shareholders’ equity	75,659,755	67,602,811

Total liabilities and shareholders’ equity	$76,893,571	$68,671,532

Shares outstanding	2,239,901	1,290,003

Net asset value per share	$33.78	$52.41

Market value per share (Note 2)	$33.69	$51.75

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (98% of shareholders’ equity)
U.S. Treasury Bills:
0.230% due 10/07/10†	$6,000,000	$5,999,902
0.135% due 10/21/10	4,131,000	4,130,705
0.116% due 10/28/10	5,450,000	5,449,469
0.135% due 11/12/10	3,482,000	3,481,464
0.150% due 11/18/10	4,970,000	4,969,156
0.193% due 11/26/10	9,516,000	9,513,820
0.135% due 12/09/10	4,861,000	4,859,761
0.157% due 12/23/10†	16,260,000	16,254,815
0.160% due 12/30/10	2,760,000	2,758,908
0.130% due 01/06/11	1,971,000	1,970,317
0.185% due 01/20/11†	15,000,000	14,993,814

Total short-term U.S. government and agency obligations (cost $74,378,081)		$74,382,131

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires December 2010	36	$4,714,560	$(184,260)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	10/11/10	$(15,898)	$(20,781,230)	$(164,088)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	10/11/10	(96,100)	(125,618,076)	(1,012,038)

				$(1,176,126)

†	All or partial amount segregated as collateral for forward agreements.

^	The positions and counterparties herein are as of September 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Investment Income
Interest	$33,103	$4,411	$72,856	$13,450

Expenses
Management fee	183,450	23,184	497,988	60,210
Brokerage commissions	513	632	2,338	2,897
Offering costs	—	78,091	—	231,728

Total expenses	183,963	101,907	500,326	294,835

Net investment income (loss)	(150,860)	(97,496)	(427,470)	(281,385)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(77,504)	(153,607)	(391,822)	(375,691)
Forward agreements	(5,158,437)	(5,310,023)	(25,247,833)	(13,101,165)
Short-term U.S. government and agency obligations	139	—	2,295	—

Net realized gain (loss)	(5,235,802)	(5,463,630)	(25,637,360)	(13,476,856)

Change in net unrealized appreciation/depreciation on
Futures contracts	(162,330)	(7,900)	(223,400)	850
Forward agreements	(2,938,770)	(409,537)	(3,320,188)	(394,821)
Short-term U.S. government and agency obligations	84	—	6,241	—

Change in net unrealized appreciation/depreciation	(3,101,016)	(417,437)	(3,537,347)	(393,971)

Net realized and unrealized gain (loss)	(8,336,818)	(5,881,067)	(29,174,707)	(13,870,827)

Net income (loss)	$(8,487,678)	$(5,978,563)	$(29,602,177)	$(14,152,212)

Net income (loss) per weighted-average share	$(4.30)	$(10.07)	$(18.07)	$(26.56)

Weighted-average shares outstanding	1,974,684	593,916	1,637,744	532,750

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$67,602,811

Addition of 1,600,000 shares (Note 1)	66,422,591
Redemption of 650,102 shares (Note 1)	(28,763,470)

Net addition (redemption) of 949,898 shares (Note 1)	37,659,121

Net investment income (loss)	(427,470)
Net realized gain (loss)	(25,637,360)
Change in net unrealized appreciation/depreciation	(3,537,347)

Net income (loss)	(29,602,177)

Shareholders’ equity, at September 30, 2010	$75,659,755

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash flow from operating activities
Net income (loss)	$(29,602,177)	$(14,152,212)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for forward agreements	—	(7,010,000)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(65,683)	(173,484)
Net sale (purchase) of short-term U.S. government and agency obligations	(8,065,126)	(8,894,946)
Change in unrealized appreciation/depreciation on investments	3,313,947	394,821
Decrease (Increase) in receivable on futures contracts	(2,520)	—
Decrease (Increase) in receivable from Sponsor	—	51,088
Amortization of offering cost	—	231,728
Increase (Decrease) in management fee payable	3,724	—
Increase (Decrease) in payable to Sponsor	—	9,123
Increase (Decrease) in payable on futures contracts	—	66,590
Increase (Decrease) in accounts payable	—	(208,046)

Net cash provided by (used in) operating activities	(34,417,835)	(29,685,338)

Cash flow from financing activities
Proceeds from addition of shares	66,422,591	94,412,574
Payment on shares redeemed	(29,778,225)	(45,269,195)

Net cash provided by (used in) financing activities	36,644,366	49,143,379

Net increase (decrease) in cash	2,226,531	19,458,041
Cash, beginning of period	75,790	3,104,221

Cash, end of period	$2,302,321	$22,562,262

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$4,685,764	$75,670
Segregated cash balances with brokers for futures contracts	639,975	928,138
Short-term U.S. government and agency obligations (Note 3) (cost $186,891,848 and $157,779,376, respectively)	186,899,158	157,772,073
Unrealized appreciation on forward agreements	8,887,211	—

Total assets	201,112,108	158,775,881

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,007,423
Management fee payable	140,144	123,889
Unrealized depreciation on forward agreements	—	7,228,187

Total liabilities	140,144	13,359,499

Shareholders’ equity
Paid-in capital	87,788,485	109,869,748
Accumulated earnings (deficit)	113,183,479	35,546,634

Total shareholders’ equity	200,971,964	145,416,382

Total liabilities and shareholders’ equity	$201,112,108	$158,775,881

Shares outstanding	2,350,014	2,550,014

Net asset value per share	$85.52	$57.03

Market value per share (Note 2)	$83.26	$56.15

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (93% of shareholders’ equity)
U.S. Treasury Bills:
0.230% due 10/07/10†	$6,590,000	$6,589,892
0.135% due 10/21/10	3,407,000	3,406,757
0.110% due 10/28/10	15,212,000	15,210,517
0.207% due 11/04/10†	45,000,000	44,994,429
0.135% due 11/12/10	875,000	874,865
0.169% due 11/18/10†	42,292,000	42,284,823
0.210% due 11/26/10†	6,000,000	5,998,625
0.105% due 12/02/10	131,000	130,971
0.135% due 12/09/10	4,721,000	4,719,797
0.286% due 12/16/10†	2,000,000	1,999,479
0.150% due 12/23/10	750,000	749,761
0.151% due 12/30/10	33,750,000	33,736,648
0.130% due 01/06/11	15,212,000	15,206,726
0.160% due 01/13/11	10,000,000	9,996,280
0.185% due 01/20/11	1,000,000	999,588

Total short-term U.S. government and agency obligations (cost $186,891,848)		$186,899,158

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires December 2010	105	$11,456,025	$1,462,145

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	10/11/10	$4,380,800	$96,702,217	$2,285,912
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	10/11/10	13,314,000	293,894,568	6,601,299

				$8,887,211

†	All or partial amount segregated as collateral for forward agreements.

^	The positions and counterparties herein are as of September 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Investment Income
Interest	$78,646	$9,926	$195,896	$20,640

Expenses
Management fee	399,644	205,584	1,191,495	405,532
Brokerage commissions	1,147	1,330	4,502	3,564
Offering costs	—	19,533	—	57,963

Total expenses	400,791	226,447	1,195,997	467,059

Net investment income (loss)	(322,145)	(216,521)	(1,000,101)	(446,419)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	190,144	538,547	501,563	1,113,941
Forward agreements	35,224,898	21,549,376	59,964,658	29,227,072
Short-term U.S. government and agency obligations	1,786	—	9,769	—

Net realized gain (loss)	35,416,828	22,087,923	60,475,990	30,341,013

Change in net unrealized appreciation/depreciation on
Futures contracts	1,350,910	1,005,165	2,030,945	616,880
Forward agreements	16,104,902	7,281,486	16,115,398	6,047,778
Short-term U.S. government and agency obligations	(10,906)	—	14,613	—

Change in net unrealized appreciation/depreciation	17,444,906	8,286,651	18,160,956	6,664,658

Net realized and unrealized gain (loss)	52,861,734	30,374,574	78,636,946	37,005,671

Net income (loss)	$52,539,589	$30,158,053	$77,636,845	$36,559,252

Net income (loss) per weighted-average share	$19.99	$14.65	$27.83	$24.39

Weighted-average shares outstanding	2,628,818	2,059,253	2,789,758	1,498,732

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$145,416,382

Addition of 1,400,000 shares	76,723,828
Redemption of 1,600,000 shares	(98,805,091)

Net addition (redemption) of (200,000) shares	(22,081,263)

Net investment income (loss)	(1,000,101)
Net realized gain (loss)	60,475,990
Change in net unrealized appreciation/depreciation	18,160,956

Net income (loss)	77,636,845

Shareholders’ equity, at September 30, 2010	$200,971,964

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash flow from operating activities
Net income (loss)	$77,636,845	$36,559,252
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for forward agreements	—	(33,900,000)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	288,163	(410,676)
Net sale (purchase) of short-term U.S. government and agency obligations	(29,112,472)	(25,957,854)
Change in unrealized appreciation/depreciation on investments	(16,130,011)	(6,047,778)
Decrease (Increase) in receivable on futures contracts	—	(161,955)
Decrease (Increase) in receivable from Sponsor	—	30,776
Amortization of offering cost	—	57,963
Increase (Decrease) in management fee payable	16,255	—
Increase (Decrease) in payable to Sponsor	—	173,433
Increase (Decrease) in accounts payable	—	(42,976)

Net cash provided by (used in) operating activities	32,698,780	(29,699,815)

Cash flow from financing activities
Proceeds from addition of shares	76,723,828	105,873,258
Payment on shares redeemed	(104,812,514)	(55,854,911)

Net cash provided by (used in) financing activities	(28,088,686)	50,018,347

Net increase (decrease) in cash	4,610,094	20,318,532
Cash, beginning of period	75,670	8,641,327

Cash, end of period	$4,685,764	$28,959,859

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$1,924,493	$78,312
Segregated cash balances with brokers for futures contracts	162,000	447,653
Short-term U.S. government and agency obligations (Note 3) (cost $62,159,537 and $64,775,162, respectively)	62,162,190	64,772,241
Unrealized appreciation on forward agreements	—	2,859,064
Receivable on open futures contracts	15,720	—

Total assets	64,264,403	68,157,270

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,588,515
Management fee payable	49,073	52,610
Unrealized depreciation on forward agreements	3,301,618	—

Total liabilities	3,350,691	3,641,125

Shareholders’ equity
Paid-in capital	146,553,552	103,237,063
Accumulated earnings (deficit)	(85,639,840)	(38,720,918)

Total shareholders’ equity	60,913,712	64,516,145

Total liabilities and shareholders’ equity	$64,264,403	$68,157,270

Shares outstanding	2,779,914	1,370,001

Net asset value per share	$21.91	$47.09

Market value per share (Note 2)	$22.51	$47.90

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (102% of shareholders’ equity)
U.S. Treasury Bills:
0.230% due 10/07/10	$5,000,000	$4,999,918
0.135% due 10/21/10	3,460,000	3,459,753
0.137% due 11/04/10†	11,908,000	11,906,526
0.138% due 11/12/10	7,894,000	7,892,786
0.206% due 11/18/10†	5,800,000	5,799,016
0.171% due 11/26/10†	4,724,000	4,722,918
0.130% due 12/09/10	2,643,000	2,642,326
0.150% due 12/23/10	2,400,000	2,399,234
0.186% due 12/30/10†	11,000,000	10,995,648
0.135% due 01/13/11†	2,347,000	2,346,127
0.185% due 01/20/11†	5,000,000	4,997,938

Total short-term U.S. government and agency obligations (cost $62,159,537)		$62,162,190

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires December 2010	24	$2,618,520	$(195,285)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	10/11/10	$(1,412,500)	$(31,179,666)	$(821,432)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	10/11/10	(3,983,000)	(87,921,140)	(2,480,186)

				$(3,301,618)

†	All or partial amount segregated as collateral for forward agreements.

^	The positions and counterparties herein are as of September 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Investment Income
Interest	$28,202	$6,330	$67,469	$11,491

Expenses
Management fee	146,320	98,681	443,414	136,762
Brokerage commissions	789	1,470	2,681	3,489
Offering costs	—	39,051	—	115,880

Total expenses	147,109	139,202	446,095	256,131

Net investment income (loss)	(118,907)	(132,872)	(378,626)	(244,640)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(363,579)	(112,815)	(427,329)	(299,386)
Forward agreements	(17,463,923)	(19,461,202)	(39,581,361)	(24,583,814)
Short-term U.S. government and agency obligations	305	—	3,522	—

Net realized gain (loss)	(17,827,197)	(19,574,017)	(40,005,168)	(24,883,200)

Change in net unrealized appreciation/depreciation on
Futures contracts	(186,735)	(309,250)	(380,020)	(95,155)
Forward agreements	(5,325,366)	(4,999,690)	(6,160,682)	(3,805,910)
Short-term U.S. government and agency obligations	(2,217)	—	5,574	—

Change in net unrealized appreciation/depreciation	(5,514,318)	(5,308,940)	(6,535,128)	(3,901,065)

Net realized and unrealized gain (loss)	(23,341,515)	(24,882,957)	(46,540,296)	(28,784,265)

Net income (loss)	$(23,460,422)	$(25,015,829)	$(46,918,922)	$(29,028,905)

Net income (loss) per weighted-average share	$(11.67)	$(33.00)	$(27.58)	$(69.84)

Weighted-average shares outstanding	2,010,349	758,099	1,700,938	415,624

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$64,516,145

Addition of 2,670,000 shares (Note 1)	90,676,225
Redemption of 1,260,087 shares (Note 1)	(47,359,736)

Net addition (redemption) of 1,409,913 shares (Note 1)	43,316,489

Net investment income (loss)	(378,626)
Net realized gain (loss)	(40,005,168)
Change in net unrealized appreciation/depreciation	(6,535,128)

Net income (loss)	(46,918,922)

Shareholders’ equity, at September 30, 2010	$60,913,712

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash flow from operating activities
Net income (loss)	$(46,918,922)	$(29,028,905)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for forward agreements	—	(14,500,000)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	285,653	(118,825)
Net sale (purchase) of short-term U.S. government and agency obligations	2,615,625	(14,202,886)
Change in unrealized appreciation/depreciation on investments	6,155,108	3,805,910
Decrease (Increase) in receivable on futures contracts	(15,720)	—
Decrease (Increase) in receivable from Sponsor	—	38,902
Amortization of offering cost	—	115,880
Increase (Decrease) in management fee payable	(3,537)	—
Increase (Decrease) in payable to Sponsor	—	97,861
Increase (Decrease) in payable on futures contracts	—	(5,171)
Increase (Decrease) in accounts payable	—	(97,742)

Net cash provided by (used in) operating activities	(37,881,793)	(53,894,976)

Cash flow from financing activities
Proceeds from addition of shares	90,676,225	151,375,326
Payment on shares redeemed	(50,948,251)	(70,168,022)

Net cash provided by (used in) financing activities	39,727,974	81,207,304

Net increase (decrease) in cash	1,846,181	27,312,328
Cash, beginning of period	78,312	992,121

Cash, end of period	$1,924,493	$28,304,449

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$309,470	$79,160
Short-term U.S. government and agency obligations (Note 3) (cost $10,041,002 and $7,736,562, respectively)	10,041,758	7,736,270
Unrealized appreciation on foreign currency forward contracts	1,765,784	—

Total assets	12,117,012	7,815,430

Liabilities and shareholders’ equity
Liabilities
Management fee payable	10,113	6,315
Unrealized depreciation on foreign currency forward contracts	—	277,258

Total liabilities	10,113	283,573

Shareholders’ equity
Paid-in capital	10,963,235	6,602,808
Accumulated earnings (deficit)	1,143,664	929,049

Total shareholders’ equity	12,106,899	7,531,857

Total liabilities and shareholders’ equity	$12,117,012	$7,815,430

Shares outstanding	450,014	250,014

Net asset value per share	$26.90	$30.13

Market value per share (Note 2)	$26.93	$30.17

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (83% of shareholders’ equity)
U.S. Treasury Bills:
0.230% due 10/07/10†	$900,000	$899,985
0.110% due 10/28/10	760,000	759,926
0.120% due 11/04/10	240,000	239,970
0.160% due 12/23/10	1,200,000	1,199,617
0.195% due 12/30/10†	4,385,000	4,383,265
0.130% due 01/06/11	760,000	759,737
0.185% due 01/20/11†	1,800,000	1,799,258

Total short-term U.S. government and agency obligations (cost $10,041,002)		$10,041,758

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	10/08/10	9,088,625	$12,388,382	$786,026
Euro with UBS AG	10/08/10	12,716,100	17,332,864	1,108,108

				$1,894,134

Contracts to Sell
Euro with Goldman Sachs International	10/08/10	(64,600)	$(88,054)	$(3,839)
Euro with UBS AG	10/08/10	(3,978,300)	(5,422,679)	(124,511)

				$(128,350)

†	All or partial amount segregated as collateral for foreign currency forward contracts.

^	The positions and counterparties herein are as of September 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Investment Income
Interest	$6,398	$904	$12,220	$2,413

Expenses
Management fee	36,416	—	86,347	—
Offering costs	—	19,533	—	57,963
Limitation by Sponsor	—	(1,452)	—	(13,505)

Total expenses	36,416	18,081	86,347	44,458

Net investment income (loss)	(30,018)	(17,177)	(74,127)	(42,045)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	1,189,073	765,701	(1,756,177)	926,921
Short-term U.S. government and agency obligations	440	—	829	—

Net realized gain (loss)	1,189,513	765,701	(1,755,348)	926,921

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	1,995,782	(143,081)	2,043,042	(18,522)
Short-term U.S. government and agency obligations	248	—	1,048	—

Change in net unrealized appreciation/depreciation	1,996,030	(143,081)	2,044,090	(18,522)

Net realized and unrealized gain (loss)	3,185,543	622,620	288,742	908,399

Net income (loss)	$3,155,525	$605,443	$214,615	$866,354

Net income (loss) per weighted-average share	$5.01	$2.42	$0.43	$3.88

Weighted-average shares outstanding	630,449	250,014	495,069	223,274

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$7,531,857

Addition of 850,000 shares	20,023,154
Redemption of 650,000 shares	(15,662,727)

Net addition (redemption) of 200,000 shares	4,360,427

Net investment income (loss)	(74,127)
Net realized gain (loss)	(1,755,348)
Change in net unrealized appreciation/depreciation	2,044,090

Net income (loss)	214,615

Shareholders’ equity, at September 30, 2010	$12,106,899

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash flow from operating activities
Net income (loss)	$214,615	$866,354
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for foreign currency forward contracts	—	(830,000)
Net sale (purchase) of short-term U.S. government and agency obligations	(2,304,440)	(701,994)
Change in unrealized appreciation/depreciation on investments	(2,044,090)	18,522
Decrease (Increase) in receivable from Sponsor	—	(13,503)
Amortization of offering cost	—	57,963
Increase (Decrease) in management fee payable	3,798	—
Increase (Decrease) in accounts payable	—	(42,977)

Net cash provided by (used in) operating activities	(4,130,117)	(645,635)

Cash flow from financing activities
Proceeds from addition of shares	20,023,154	3,982,252
Payment on shares redeemed	(15,662,727)	(1,338,114)

Net cash provided by (used in) financing activities	4,360,427	2,644,138

Net increase (decrease) in cash	230,310	1,998,503
Cash, beginning of period	79,160	4,467,380

Cash, end of period	$309,470	$6,465,883

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$4,669,027	$76,035
Short-term U.S. government and agency obligations (Note 3) (cost $317,467,966 and $98,876,200, respectively)	317,488,361	98,870,358
Unrealized appreciation on foreign currency forward contracts	—	1,954,967

Total assets	322,157,388	100,901,360

Liabilities and shareholders’ equity
Liabilities
Management fee payable	254,589	53,574
Unrealized depreciation on foreign currency forward contracts	44,282,960	—

Total liabilities	44,537,549	53,574

Shareholders’ equity
Paid-in capital	280,357,122	110,049,449
Accumulated earnings (deficit)	(2,737,283)	(9,201,663)

Total shareholders’ equity	277,619,839	100,847,786

Total liabilities and shareholders’ equity	$322,157,388	$100,901,360

Shares outstanding	14,000,014	5,400,014

Net asset value per share	$19.83	$18.68

Market value per share (Note 2)	$19.82	$18.70

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (114% of shareholders’ equity)
U.S. Treasury Bills:
0.230% due 10/07/10	$21,300,000	$21,299,651
0.150% due 10/14/10	49,000,000	48,998,197
0.182% due 10/21/10	30,563,000	30,560,818
0.207% due 11/04/10	68,000,000	67,991,581
0.139% due 11/12/10	36,945,000	36,939,318
0.224% due 11/18/10†	30,590,000	30,584,809
0.189% due 11/26/10†	31,052,000	31,044,886
0.130% due 12/09/10	4,336,000	4,334,895
0.286% due 12/16/10†	14,000,000	13,996,354
0.150% due 12/23/10†	8,220,000	8,217,379
0.160% due 12/30/10†	10,530,000	10,525,834
0.185% due 01/20/11†	13,000,000	12,994,639

Total short-term U.S. government and agency obligations (cost $317,467,966)		$317,488,361

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	10/08/10	83,196,500	$113,402,195	$3,915,346
Euro with UBS AG	10/08/10	71,122,800	96,944,964	2,328,064

				$6,243,410

Contracts to Sell
Euro with Goldman Sachs International	10/08/10	(275,824,625)	$(375,966,753)	$(24,573,370)
Euro with UBS AG	10/08/10	(285,937,800)	(389,751,663)	(25,953,000)

				$(50,526,370)

†	All or partial amount segregated as collateral for foreign currency forward contracts.

^	The positions and counterparties herein are as of September 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Investment Income
Interest	$182,133	$6,324	$415,352	$19,433

Expenses
Management fee	846,458	74,418	2,336,429	193,697
Offering costs	—	19,533	—	57,963

Total expenses	846,458	93,951	2,336,429	251,660

Net investment income (loss)	(664,325)	(87,627)	(1,921,077)	(232,227)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(33,898,742)	(4,327,686)	54,569,532	(11,530,010)
Short-term U.S. government and agency obligations	2,281	—	27,615	—

Net realized gain (loss)	(33,896,461)	(4,327,686)	54,597,147	(11,530,010)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(49,916,146)	689,838	(46,237,927)	600,223
Short-term U.S. government and agency obligations	(20,078)	—	26,237	—

Change in net unrealized appreciation/depreciation	(49,936,224)	689,838	(46,211,690)	600,223

Net realized and unrealized gain (loss)	(83,832,685)	(3,637,848)	8,385,457	(10,929,787)

Net income (loss)	$(84,497,010)	$(3,725,475)	$6,464,380	$(11,162,014)

Net income (loss) per weighted-average share	$(5.34)	$(1.80)	$0.44	$(6.59)

Weighted-average shares outstanding	15,810,884	2,065,775	14,723,457	1,694,886

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$100,847,786

Addition of 19,300,000 shares	420,921,692
Redemption of 10,700,000 shares	(250,614,019)

Net addition (redemption) of 8,600,000 shares	170,307,673

Net investment income (loss)	(1,921,077)
Net realized gain (loss)	54,597,147
Change in net unrealized appreciation/depreciation	(46,211,690)

Net income (loss)	6,464,380

Shareholders’ equity, at September 30, 2010	$277,619,839

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash flow from operating activities
Net income (loss)	$6,464,380	$(11,162,014)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for foreign currency forward contracts	—	(4,870,000)
Net sale (purchase) of short-term U.S. government and agency obligations	(218,591,766)	(15,429,918)
Change in unrealized appreciation/depreciation on investments	46,211,690	(600,223)
Decrease (Increase) in receivable from Sponsor	—	32,234
Amortization of offering cost	—	57,963
Increase (Decrease) in management fee payable	201,015	—
Increase (Decrease) in payable to Sponsor	—	73,914
Increase (Decrease) in accounts payable	—	(42,977)

Net cash provided by (used in) operating activities	(165,714,681)	(31,941,021)

Cash flow from financing activities
Proceeds from addition of shares	420,921,692	63,777,785
Payment on shares redeemed	(250,614,019)	(21,139,508)

Net cash provided by (used in) financing activities	170,307,673	42,638,277

Net increase (decrease) in cash	4,592,992	10,697,256
Cash, beginning of period	76,035	7,121,112

Cash, end of period	$4,669,027	$17,818,368

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$190,843	$85,344
Short-term U.S. government and agency obligations (Note 3) (cost $6,133,404 and $4,155,279, respectively)	6,133,476	4,155,133
Unrealized appreciation on foreign currency forward contracts	52,314	—

Total assets	6,376,633	4,240,477

Liabilities and shareholders’ equity
Liabilities
Management fee payable	4,866	3,397
Unrealized depreciation on foreign currency forward contracts	—	315,813

Total liabilities	4,866	319,210

Shareholders’ equity
Paid-in capital	5,428,306	3,969,617
Accumulated earnings (deficit)	943,461	(48,350)

Total shareholders’ equity	6,371,767	3,921,267

Total liabilities and shareholders’ equity	$6,376,633	$4,240,477

Shares outstanding	200,014	150,014

Net asset value per share	$31.86	$26.14

Market value per share (Note 2)	$31.93	$26.58

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (96% of shareholders’ equity)
U.S. Treasury Bills:
0.230% due 10/07/10†	$700,000	$699,989
0.135% due 10/21/10	487,000	486,965
0.110% due 10/28/10	251,000	250,976
0.180% due 11/04/10†	534,000	533,934
0.138% due 11/12/10	365,000	364,944
0.150% due 11/18/10	140,000	139,976
0.145% due 11/26/10	487,000	486,888
0.130% due 12/09/10	100,000	99,974
0.157% due 12/23/10	420,000	419,866
0.160% due 12/30/10	2,400,000	2,399,051
0.130% due 01/06/11	251,000	250,913

Total short-term U.S. government and agency obligations (cost $6,133,404)		$6,133,476

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	10/08/10	421,140,000	$5,042,857	$21,232
Yen with UBS AG	10/08/10	682,610,000	8,173,777	42,105

				$63,337

Contracts to Sell
Yen with Goldman Sachs International	10/08/10	(38,640,000)	$(462,687)	$(10,116)
Yen with UBS AG	10/08/10	(2,800,000)	(33,528)	(907)

				$(11,023)

†	All or partial amount segregated as collateral for foreign currency forward contracts.

^	The positions and counterparties herein are as of September 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Investment Income
Interest	$2,242	$509	$4,788	$1,456

Expenses
Management fee	13,416	—	32,485	—
Offering costs	—	19,533	—	57,962
Limitation by Sponsor	—	(8,704)	—	(29,650)

Total expenses	13,416	10,829	32,485	28,312

Net investment income (loss)	(11,174)	(10,320)	(27,697)	(26,856)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	849,525	314,239	651,232	(393,981)
Short-term U.S. government and agency obligations	—	—	(69)	—

Net realized gain (loss)	849,525	314,239	651,163	(393,981)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(217,085)	248,893	368,127	349,677
Short-term U.S. government and agency obligations	(273)	—	218	—

Change in net unrealized appreciation/depreciation	(217,358)	248,893	368,345	349,677

Net realized and unrealized gain (loss)	632,167	563,132	1,019,508	(44,304)

Net income (loss)	$620,993	$552,812	$991,811	$(71,160)

Net income (loss) per weighted-average share	$3.36	$3.18	$6.13	$(0.46)

Weighted-average shares outstanding	184,797	173,927	161,736	155,509

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$3,921,267

Addition of 50,000 shares	1,458,689

Net investment income (loss)	(27,697)
Net realized gain (loss)	651,163
Change in net unrealized appreciation/depreciation	368,345

Net income (loss)	991,811

Shareholders’ equity, at September 30, 2010	$6,371,767

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash flow from operating activities
Net income (loss)	$991,811	$(71,160)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for foreign currency forward contracts	—	(590,000)
Net sale (purchase) of short-term U.S. government and agency obligations	(1,978,125)	(1,348,991)
Change in unrealized appreciation/depreciation on investments	(368,345)	(349,677)
Decrease (Increase) in receivable from Sponsor	—	(29,650)
Amortization of offering cost	—	57,962
Increase (Decrease) in management fee payable	1,469	—
Increase (Decrease) in accounts payable	—	(42,975)

Net cash provided by (used in) operating activities	(1,353,190)	(2,374,491)

Cash flow from financing activities
Proceeds from addition of shares	1,458,689	2,725,367
Payment on shares redeemed	—	(1,256,100)

Net cash provided by (used in) financing activities	1,458,689	1,469,267

Net increase (decrease) in cash	105,499	(905,224)
Cash, beginning of period	85,344	2,986,826

Cash, end of period	$190,843	$2,081,602

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Cash	$4,959,433	$75,424
Short-term U.S. government and agency obligations (Note 3) (cost $160,264,478 and $62,597,986, respectively)	160,272,225	62,595,795
Unrealized appreciation on foreign currency forward contracts	—	4,865,068

Total assets	165,231,658	67,536,287

Liabilities and shareholders’ equity
Liabilities
Management fee payable	128,910	48,370
Unrealized depreciation on foreign currency forward contracts	1,733,547	—

Total liabilities	1,862,457	48,370

Shareholders’ equity
Paid-in capital	199,121,027	69,482,929
Accumulated earnings (deficit)	(35,751,826)	(1,995,012)

Total shareholders’ equity	163,369,201	67,487,917

Total liabilities and shareholders’ equity	$165,231,658	$67,536,287

Shares outstanding	9,800,014	3,150,014

Net asset value per share	$16.67	$21.42

Market value per share (Note 2)	$16.68	$21.30

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (98% of shareholders’ equity)
U.S. Treasury Bills:
0.230% due 10/07/10	$15,000,000	$14,999,754
0.110% due 10/14/10	4,935,000	4,934,818
0.135% due 10/21/10	9,045,000	9,044,354
0.110% due 10/28/10	11,949,000	11,947,835
0.210% due 11/04/10	5,000,000	4,999,381
0.138% due 11/12/10	8,558,000	8,556,684
0.221% due 11/18/10	12,095,000	12,092,947
0.203% due 11/26/10†	18,003,000	17,998,875
0.130% due 12/09/10	8,809,000	8,806,755
0.286% due 12/16/10	1,500,000	1,499,609
0.156% due 12/23/10†	8,010,000	8,007,446
0.177% due 12/30/10†	31,190,000	31,177,661
0.130% due 01/06/11	11,949,000	11,944,857
0.135% due 01/13/11	3,267,000	3,265,785
0.185% due 01/20/11†	11,000,000	10,995,464

Total short-term U.S. government and agency obligations (cost $160,264,478)		$160,272,225

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	10/08/10	3,369,670,000	$40,349,439	$560,143
Yen with UBS AG	10/08/10	1,717,910,000	20,570,770	251,114

				$811,257

Contracts to Sell
Yen with Goldman Sachs International	10/08/10	(15,769,330,000)	$(188,826,687)	$(1,448,408)
Yen with UBS AG	10/08/10	(16,586,520,000)	(198,611,965)	(1,096,396)

				$(2,544,804)

†	All or partial amount segregated as collateral for foreign currency forward contracts.

^	The positions and counterparties herein are as of September 30, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Investment Income
Interest	$74,322	$5,266	$160,451	$21,843

Expenses
Management fee	376,573	53,580	975,343	206,283
Offering costs	—	19,534	—	57,964

Total expenses	376,573	73,114	975,343	264,247

Net investment income (loss)	(302,251)	(67,848)	(814,892)	(242,404)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(26,657,675)	(2,786,090)	(26,358,762)	(4,186,508)
Short-term U.S. government and agency obligations	580	—	5,517	—

Net realized gain (loss)	(26,657,095)	(2,786,090)	(26,353,245)	(4,186,508)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	8,158,466	(1,715,520)	(6,598,615)	(980,619)
Short-term U.S. government and agency obligations	(4,590)	—	9,938	—

Change in net unrealized appreciation/depreciation	8,153,876	(1,715,520)	(6,588,677)	(980,619)

Net realized and unrealized gain (loss)	(18,503,219)	(4,501,610)	(32,941,922)	(5,167,127)

Net income (loss)	$(18,805,470)	$(4,569,458)	$(33,756,814)	$(5,409,531)

Net income (loss) per weighted-average share	$(2.12)	$(3.32)	$(4.74)	$(3.45)

Weighted-average shares outstanding	8,875,557	1,375,014	7,115,765	1,568,512

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010

(unaudited)

Shareholders’ equity, at December 31, 2009	$67,487,917

Addition of 9,150,000 shares	177,810,290
Redemption of 2,500,000 shares	(48,172,192)

Net addition (redemption) of 6,650,000 shares	129,638,098

Net investment income (loss)	(814,892)
Net realized gain (loss)	(26,353,245)
Change in net unrealized appreciation/depreciation	(6,588,677)

Net income (loss)	(33,756,814)

Shareholders’ equity, at September 30, 2010	$163,369,201

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash flow from operating activities
Net income (loss)	$(33,756,814)	$(5,409,531)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for foreign currency forward contracts	—	(3,480,000)
Net sale (purchase) of short-term U.S. government and agency obligations	(97,666,492)	(6,475,961)
Change in unrealized appreciation/depreciation on investments	6,588,677	980,619
Decrease (Increase) in receivable from Sponsor	—	33,660
Amortization of offering cost	—	57,964
Increase (Decrease) in management fee payable	80,540	—
Increase (Decrease) in payable to Sponsor	—	55,725
Increase (Decrease) in accounts payable	—	(42,978)

Net cash provided by (used in) operating activities	(124,754,089)	(14,280,502)

Cash flow from financing activities
Proceeds from addition of shares	177,810,290	68,279,995
Payment on shares redeemed	(48,172,192)	(42,852,254)

Net cash provided by (used in) financing activities	129,638,098	25,427,741

Net increase (decrease) in cash	4,884,009	11,147,239
Cash, beginning of period	75,424	1,970,377

Cash, end of period	$4,959,433	$13,117,616

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) was organized as a Delaware statutory trust on October 9, 2007 and offers common units of beneficial interest (the “Shares”) in each of its twelve series (each, a “Fund”, and collectively, the “Funds”). The twelve separate series are: ProShares Ultra DJ-UBS Commodity (formerly ProShares Ultra DJ-AIG Commodity), ProShares UltraShort DJ-UBS Commodity (formerly ProShares UltraShort DJ-AIG Commodity), ProShares Ultra DJ-UBS Crude Oil (formerly ProShares Ultra DJ-AIG Crude Oil), ProShares UltraShort DJ-UBS Crude Oil (formerly ProShares UltraShort DJ-AIG Crude Oil), ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen. The Trust has also registered shares for two additional series: ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (each, a “New Fund,” and collectively, the “New Funds”). As of September 30, 2010, each of the New Funds had seed capital of $200, but had not commenced investment operations; therefore, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows for the New Funds are not included in these financial statements.

The Trust had no operations prior to November 24, 2008 other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of fourteen Shares of each Fund at an aggregate purchase price of $350 in each of the Funds.

Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced investment operations on November 24, 2008, and four of the Funds, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver and ProShares UltraShort Silver, commenced investment operations on December 1, 2008. As of September 30, 2010, ProShares Short DJ-UBS Natural Gas and ProShares Short Gold had not yet commenced investment operations.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated September 30, 2010, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Funds’ final net asset value for creation and redemption of fund shares for the period ended September 30, 2010 were as follows. All times are Eastern Time:

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

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended September 30, 2010

Market value per share is determined at the close of the New York Stock Exchange and may be later than when the Funds’ NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differs from those used in the calculation of some Funds’ final creation/redemption NAV for the three months ended September 30, 2010.

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

The following table summarizes the valuation of investments at September 30, 2010 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Ultra DJ-UBS Commodity	$8,889,239	$—	$—	$—	$719,690	$9,608,929
UltraShort DJ-UBS Commodity	1,431,735	—	—	—	(101,643)	1,330,092
Ultra DJ-UBS Crude Oil	424,924,279	15,898,600	—	—	30,223,794	471,046,673
UltraShort DJ-UBS Crude Oil	44,124,971	(1,354,220)	—	—	(2,990,288)	39,780,463
Ultra Gold	197,943,632	665,710	2,971,413	—	—	201,580,755
UltraShort Gold	74,382,131	(184,260)	(1,176,126)	—	—	73,021,745
Ultra Silver	186,899,158	1,462,145	8,887,211	—	—	197,248,514
UltraShort Silver	62,162,190	(195,285)	(3,301,618)	—	—	58,665,287
Ultra Euro	10,041,758	—	—	1,765,784	—	11,807,542
UltraShort Euro	317,488,361	—	—	(44,282,960)	—	273,205,401
Ultra Yen	6,133,476	—	—	52,314	—	6,185,790
UltraShort Yen	160,272,225	—	—	(1,733,547)	—	158,538,678

At September 30, 2010, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

At September 30, 2010, there were no significant transfers in or out of Level I and Level II fair value measurements.

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

Futures Contracts

The Funds enter into futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

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

Swap Agreements

The Funds enter into swap agreements for purposes of pursuing their investment objectives or as a substitute for investing directly in (or shorting) commodities, or to create an economic hedge against a position. Swap agreements are two-party contracts entered into primarily with institutional investors for a specified period, ranging from a day to more than one year. In a standard swap transaction, two parties agree to exchange the returns earned or realized on a particular predetermined investment, instrument or index in exchange for a fixed or floating rate of return in respect of a predetermined notional amount. In the case of futures contracts based indices, such as those used by the Commodity Index Funds, the reference interest rate is zero. The gross returns to be exchanged are calculated with respect to a notional amount and the benchmark returns to which the swap is linked. Swap agreements do not involve the delivery of securities or other underlying instruments.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlation between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will enter into swap agreements only with large, well-capitalized and well established financial institutions. The creditworthiness of each of the firms which is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties and limiting the net amount due from any individual counterparty. All of the outstanding swap agreements at September 30, 2010 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

Forward Contracts

The Funds enter into forward contracts for purposes of pursuing their investment objectives and as a substitute for investing directly in (or shorting) commodities/currencies. A forward contract is an agreement between two parties to purchase or sell a specified quantity of a commodity or currency at or before a specified date in the future at a specified price. Forward contracts are typically traded in the over-the-counter (“OTC”) markets and all details of the contract are negotiated between the counterparties to the agreement. Accordingly, the forward contracts are valued by reference to the contracts traded in the OTC markets.

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

Fair Value of Derivative Instruments

as of September 30, 2010

	Asset Derivatives			Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation	Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$719,690	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$101,643
		ProShares Ultra DJ-UBS Crude Oil*	46,122,394		ProShares UltraShort DJ-UBS Crude Oil*	4,344,508
		ProShares Ultra Gold*	3,637,123		ProShares UltraShort Gold*	1,360,386
		ProShares Ultra Silver*	10,349,356		ProShares UltraShort Silver*	3,496,903
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	1,894,134	Unrealized depreciation on foreign currency forward contracts	ProShares Ultra Euro	128,350
		ProShares UltraShort Euro	6,243,410		ProShares UltraShort Euro	50,526,370
		ProShares Ultra Yen	63,337		ProShares Ultra Yen	11,023
		ProShares UltraShort Yen	811,257		ProShares UltraShort Yen	2,544,804

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2009

	Asset Derivatives			Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation	Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$1,177,968	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$216,605
		ProShares Ultra DJ-UBS Crude Oil*	38,006,876		ProShares UltraShort DJ-UBS Crude Oil*	4,046,389
		ProShares UltraShort Gold*	2,183,202		ProShares Ultra Gold*	5,428,460
		ProShares UltraShort Silver*	3,043,799		ProShares Ultra Silver*	7,796,987
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	383	Unrealized depreciation on foreign currency forward contracts	ProShares Ultra Euro	277,641
		ProShares UltraShort Euro	1,965,377		ProShares UltraShort Euro	10,410
		ProShares Ultra Yen	5,135		ProShares Ultra Yen	320,948
		ProShares UltraShort Yen	4,880,828		ProShares UltraShort Yen	15,760

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2010

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$2,113,541	$178,290
		ProShares UltraShort DJ-UBS Commodity	(806,167)	335,891
		ProShares Ultra DJ-UBS Crude Oil	38,009,578	22,160,030
		ProShares UltraShort DJ-UBS Crude Oil	7,955,152	(3,545,802)
		ProShares Ultra Gold	7,178,424	9,270,118
		ProShares UltraShort Gold	(5,235,941)	(3,101,100)
		ProShares Ultra Silver	35,415,042	17,455,812
		ProShares UltraShort Silver	(17,827,502)	(5,512,101)

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares Ultra Euro	1,189,073	1,995,782
		ProShares UltraShort Euro	(33,898,742)	(49,916,146)
		ProShares Ultra Yen	849,525	(217,085)
		ProShares UltraShort Yen	(26,657,675)	8,158,466

The Effect of Derivative Instruments on the Statements of Operations For the three months ended September 30, 2009

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or (Depreciation) on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements /changes in unrealized appreciation/depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$(1,842,980)	$2,374,398
		ProShares UltraShort DJ-UBS Commodity	(457,048)	(310,626)
		ProShares Ultra DJ-UBS Crude Oil	(8,074,297)	10,652,490
		ProShares UltraShort DJ-UBS Crude Oil	14,047,731	725,697
		ProShares Ultra Gold	13,517,117	1,779,075
		ProShares UltraShort Gold	(5,463,630)	(417,437)
		ProShares Ultra Silver	22,087,923	8,286,651
		ProShares UltraShort Silver	(19,574,017)	(5,308,940)

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/depreciation on foreign currency forward contracts	ProShares Ultra Euro	765,701	(143,081)
		ProShares UltraShort Euro	(4,327,686)	689,838
		ProShares Ultra Yen	314,239	248,893
		ProShares UltraShort Yen	(2,786,090)	(1,715,520)

The Effect of Derivative Instruments on the Statements of Operations

For the nine months ended September 30, 2010

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/ changes in unrealized appreciation/depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$(624,603)	$(458,278)
		ProShares UltraShort DJ-UBS Commodity	(254,747)	114,962
		ProShares Ultra DJ-UBS Crude Oil	33,817,452	8,115,518
		ProShares UltraShort DJ-UBS Crude Oil	31,539,850	(298,119)
		ProShares Ultra Gold	50,891,359	9,065,583
		ProShares UltraShort Gold	(25,639,655)	(3,543,588)
		ProShares Ultra Silver	60,466,221	18,146,343
		ProShares UltraShort Silver	(40,008,690)	(6,540,702)

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation /depreciation on foreign currency forward contracts	ProShares Ultra Euro	(1,756,177)	2,043,042
		ProShares UltraShort Euro	54,569,532	(46,237,927)
		ProShares Ultra Yen	651,232	368,127
		ProShares UltraShort Yen	(26,358,762)	(6,598,615)

The Effect of Derivative Instruments on the Statements of Operations For the nine months ended September 30, 2009

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or (Depreciation) on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/ changes in unrealized appreciation/depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$1,913,017	$296,417
		ProShares UltraShort DJ-UBS Commodity	(1,536,586)	161,533
		ProShares Ultra DJ-UBS Crude Oil	72,473,816	(1,204,901)
		ProShares UltraShort DJ-UBS Crude Oil	(12,260,418)	3,512,753
		ProShares Ultra Gold	12,537,637	2,060,237
		ProShares UltraShort Gold	(13,476,856)	(393,971)
		ProShares Ultra Silver	30,341,013	6,664,658
		ProShares UltraShort Silver	(24,883,200)	(3,901,065)

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation /depreciation on foreign currency forward contracts	ProShares Ultra Euro	926,921	(18,522)
		ProShares UltraShort Euro	(11,530,010)	600,223
		ProShares Ultra Yen	(393,981)	349,677
		ProShares UltraShort Yen	(4,186,508)	(980,619)

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

The Custodian

BBH&Co. serves as Custodian of the Funds and the New Funds, and the Trust, on its own behalf and on behalf of each Fund and each New Fund, and BBH&Co. have entered into a Custodian Agreement in connection therewith. Pursuant to the terms of the Custodian Agreement, BBH&Co. is responsible for the holding and safekeeping of assets delivered to it by the Funds and the New Funds, and performing various administrative duties in accordance with instructions delivered to BBH&Co. by the Funds and the New Funds. The Custodian’s fees are or will be paid on behalf of the Funds and the New Funds by the Sponsor.

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

NOTE 5 – ORGANIZATION AND OFFERING COSTS

Organization costs are expensed as incurred and offering costs will be amortized by the Funds over a twelve month period on a straight-line basis. The Sponsor did not collect any fee in the first year of operation of each Fund in an amount equal to the organization and offering fees. The Sponsor reimbursed each Fund to the extent that its organization and offering costs exceeded 0.95% of its average daily NAV for the first year of operations. At December 31, 2009 and September 30, 2010, all organization and offering costs have been expensed and paid.

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

The transaction fees that are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity were as follows:

Fund	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Ultra DJ-UBS Commodity	$1,082	$4,581
UltraShort DJ-UBS Commodity	340	1,778
Ultra DJ-UBS Crude Oil	163,240	432,304
UltraShort DJ-UBS Crude Oil	41,999	157,453
Ultra Gold	10,570	32,633
UltraShort Gold	4,587	20,961
Ultra Silver	8,463	38,762
UltraShort Silver	10,487	30,555
Ultra Euro	—	—
UltraShort Euro	—	—
Ultra Yen	—	—
UltraShort Yen	—	—

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended September 30, 2010:

Ultra ProShares

For the Three Month Period Ended September 30, 2010 (unaudited)

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at June 30, 2010	$22.3721	$9.6302	$55.8196	$63.5352	$21.7716	$28.6112

Net investment income (loss)	(0.0469)	(0.0195)	(0.1052)	(0.1225)	(0.0476)	(0.0605)
Net realized and unrealized gain (loss)	5.2502	0.5337	5.0930	22.1068	5.1794	3.3059
Change in net asset value from operations	5.2033	0.5142	4.9878	21.9843	5.1318	3.2454
Net asset value, at September 30, 2010	$27.5754	$10.1444	$60.8074	$85.5195	$26.9034	$31.8566

Market value per share, at June 30, 2010	$22.16	$9.53	$55.83	$62.67	$21.76	$28.65
Market value per share, at September 30, 2010	$27.73	$10.09	$61.02	$83.26	$26.93	$31.93

Total Return, at net asset value^	23.3%	5.3%	8.9%	34.6%	23.6%	11.3%
Total Return, at market value^	25.1%	5.9%	9.3%	32.9%	23.8%	11.4%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.98)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.76)%	(0.82)%	(0.78)%	(0.77)%	(0.78)%	(0.79)%

^	Percentages are not annualized for the period ended September 30, 2010.
**	Percentages are annualized.

UltraShort ProShares

For the Three Month Period Ended September 30, 2010 (unaudited)

Per Share Operating Performance	UltraShort DJ- UBS Commodity	UltraShort DJ- UBS Crude Oil	UltraShort Gold	UltraShort Silver	UltraShort Euro	UltraShort Yen
Net asset value, at June 30, 2010	$16.9071	$15.0959	$37.9468	$32.0151	$24.9905	$18.8744

Net investment income (loss)	(0.0305)	(0.0316)	(0.0764)	(0.0591)	(0.0420)	(0.0341)
Net realized and unrealized gain (loss)#	(3.5300)	(1.7248)	(4.0922)	(10.0439)	(5.1185)	(2.1700)
Change in net asset value from operations	(3.5605)	(1.7564)	(4.1686)	(10.1030)	(5.1605)	(2.2041)
Net asset value, at September 30, 2010	$13.3466	$13.3395	$33.7782	$21.9121	$19.8300	$16.6703

Market value per share, at June 30, 2010	$17.01	$15.24	$37.95	$32.46	$25.01	$18.84
Market value per share, at September 30, 2010	$13.60	$13.38	$33.69	$22.51	$19.82	$16.68

Total Return, at net asset value^	(21.1)%	(11.6)%	(11.0)%	(31.6)%	(20.6)%	(11.7)%
Total Return, at market value^	(20.0)%	(12.2)%	(11.2)%	(30.7)%	(20.8)%	(11.5)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.02)%	(0.95)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.79)%	(0.87)%	(0.78)%	(0.77)%	(0.75)%	(0.76)%

#	The amount shown for a share outstanding throughout the period may not be in accordance with the aggregate net realized and unrealized gain (loss) for that period because of the timing of sales and repurchases of the fund shares in relation to fluctuating market value of the investments in the Fund.
^	Percentages are not annualized for the period ended September 30, 2010.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended September 30, 2009:

Ultra ProShares

For the Three Month Period Ended September 30, 2009 (unaudited)

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at June 30, 2009	$22.8442	$13.0636	$33.6968	$42.6077	$29.1642	$24.7305

Net investment income (loss)	(0.0537)	(0.0278)	(0.0800)	(0.1051)	(0.0687)	(0.0593)
Net realized and unrealized gain (loss)#	1.4045	(1.6909)	4.0296	13.4494	2.4903	3.6139
Change in net asset value from operations	1.3508	(1.7187)	3.9496	13.3443	2.4216	3.5546
Net asset value, at September 30, 2009	$24.1950	$11.3449	$37.6464	$55.9520	$31.5858	$28.2851

Market value per share, at June 30, 2009	$22.92	$13.16	$33.28	$40.49	$29.21	$24.70
Market value per share, at September 30, 2009	$24.07	$11.21	$38.53	$57.25	$31.53	$28.23

Total Return, at net asset value^	5.9%	(13.2)%	11.7%	31.3%	8.3%	14.4%
Total Return, at market value^	5.0%	(14.8)%	15.8%	41.4%	7.9%	14.3%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.00)%	(0.95)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.96)%	(0.90)%	(0.91)%	(0.90)%	(0.91)%

#	The amount shown for a share outstanding throughout the period may not be in accordance with the aggregate net realized and unrealized gain (loss) for that period because of the timing of sales and repurchases of the fund shares in relation to fluctuating market value of the investments in the Fund.
^	Percentages are not annualized for the period ended September 30, 2009.
**	Percentages are annualized.

UltraShort ProShares

For the Three Month Period Ended September 30, 2009 (unaudited)

Per Share Operating Performance*	UltraShort DJ- UBS Commodity	UltraShort DJ- UBS Crude Oil	UltraShort Gold	UltraShort Silver	UltraShort Euro	UltraShort Yen
Net asset value, at June 30, 2009	$20.9016	$16.9419	$75.3480	$88.9900	$19.8066	$23.5153

Net investment income (loss)	(0.0460)	(0.0437)	(0.1642)	(0.1753)	(0.0424)	(0.0493)
Net realized and unrealized gain (loss)#	(2.7710)	(0.3498)	(10.4070)	(33.5708)	(1.7144)	(3.2886)
Change in net asset value from operations	(2.8170)	(0.3935)	(10.5712)	(33.7461)	(1.7568)	(3.3379)
Net asset value, at September 30, 2009	$18.0846	$16.5484	$64.7768	$55.2439	$18.0498	$20.1774

Market value per share, at June 30, 2009	$20.95	$16.80	$76.30	$93.50	$19.83	$23.46
Market value per share, at September 30, 2009	$18.12	$16.67	$63.30	$54.00	$18.06	$20.25

Total Return, at net asset value^	(13.5)%	(2.3)%	(14.0)%	(37.9)%	(8.9)%	(14.2)%
Total Return, at market value^	(13.5)%	(0.8)%	(17.0)%	(42.2)%	(8.9)%	(13.7)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.02)%	(0.96)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.93)%	(0.98)%	(0.91)%	(0.92)%	(0.89)%	(0.88)%

*	See Note 1.
#	The amount shown for a share outstanding throughout the period may not be in accordance with the aggregate net realized and unrealized gain (loss) for that period because of the timing of sales and repurchases of the fund shares in relation to fluctuating market value of the investments in the Fund.
^	Percentages are not annualized for the period ended September 30, 2009.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the nine months ended September 30, 2010:

Ultra ProShares

For the Nine Month Period Ended September 30, 2010 (unaudited)

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2009	$28.2051	$12.6245	$44.0778	$57.0257	$30.1257	$26.1393

Net investment income (loss)	(0.1431)	(0.0660)	(0.3063)	(0.3585)	(0.1497)	(0.1712)
Net realized and unrealized gain (loss)#	(0.4866)	(2.4141)	17.0359	28.8523	(3.0726)	5.8885
Change in net asset value from operations	(0.6297)	(2.4801)	16.7296	28.4938	(3.2223)	5.7173
Net asset value, at September 30, 2010	$27.5754	$10.1444	$60.8074	$85.5195	$26.9034	$31.8566

Market value per share, at December 31, 2009	$28.43	$12.68	$44.68	$56.15	$30.17	$26.58
Market value per share, at September 30, 2010	$27.73	$10.09	$61.02	$83.26	$26.93	$31.93

Total Return, at net asset value^	(2.2)%	(19.6)%	38.0%	50.0%	(10.7)%	21.9%
Total Return, at market value^	(2.5)%	(20.4)%	36.6%	48.3%	(10.7)%	20.1%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.77)%	(0.86)%	(0.81)%	(0.80)%	(0.82)%	(0.81)%

#	The amount shown for a share outstanding throughout the period may not be in accordance with the aggregate net realized and unrealized gain (loss) for that period because of the timing of sales and repurchases of the fund shares in relation to fluctuating market value of the investments in the Fund.
^	Percentages are not annualized for the period ended September 30, 2010.
**	Percentages are annualized.

UltraShort ProShares

For the Nine Month Period Ended September 30, 2010 (unaudited)

Per Share Operating Performance*	UltraShort DJ- UBS Commodity	UltraShort DJ- UBS Crude Oil	UltraShort Gold	UltraShort Silver	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2009	$14.6211	$13.6886	$52.4052	$47.0920	$18.6755	$21.4246

Net investment income (loss)	(0.0979)	(0.0888)	(0.2610)	(0.2226)	(0.1305)	(0.1145)
Net realized and unrealized gain (loss)#	(1.1766)	(0.2603)	(18.3660)	(24.9573)	1.2850	(4.6398)
Change in net asset value from operations	(1.2745)	(0.3491)	(18.6270)	(25.1799)	1.1545	(4.7543)
Net asset value, at September 30, 2010	$13.3466	$13.3395	$33.7782	$21.9121	$19.8300	$16.6703

Market value per share, at December 31, 2009	$14.65	$13.65	$51.75	$47.90	$18.70	$21.30
Market value per share, at September 30, 2010	$13.60	$13.38	$33.69	$22.51	$19.82	$16.68

Total Return, at net asset value^	(8.7)%	(2.6)%	(35.5)%	(53.5)%	6.2%	(22.2)%
Total Return, at market value^	(7.2)%	(2.0)%	(34.9)%	(53.0)%	6.0%	(21.7)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.02)%	(0.95)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.83)%	(0.88)%	(0.82)%	(0.81)%	(0.78)%	(0.79)%

*	See Note 1.
#	The amount shown for a share outstanding throughout the period may not be in accordance with the aggregate net realized and unrealized gain (loss) for that period because of the timing of sales and repurchases of the fund shares in relation to fluctuating market value of the investments in the Fund.
^	Percentages are not annualized for the period ended September 30, 2010.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the nine months ended September 30, 2009:

Ultra ProShares

For the Nine Month Period Ended September 30, 2009 (unaudited)

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2008	$22.1647	$14.7811	$30.8181	$28.6021	$29.2400	$28.4465

Net investment income (loss)	(0.1523)	(0.0731)	(0.2315)	(0.2979)	(0.1883)	(0.1727)
Net realized and unrealized gain (loss)#	2.1826	(3.3631)	7.0598	27.6478	2.5341	0.0113
Change in net asset value from operations	2.0303	(3.4362)	6.8283	27.3499	2.3458	(0.1614)
Net asset value, at September 30, 2009	$24.1950	$11.3449	$37.6464	$55.9520	$31.5858	$28.2851

Market value per share, at December 31, 2008	$22.15	$13.69	$31.60	$31.50	$29.49	$28.66
Market value per share, at September 30, 2009	$24.07	$11.21	$38.53	$57.25	$31.53	$28.23

Total Return, at net asset value^	9.2%	(23.2)%	22.2%	95.6%	8.0%	(0.6)%
Total Return, at market value^	8.7%	(18.1)%	21.9%	81.7%	6.9%	(1.5)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.05)%	(0.95)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(1.01)%	(0.91)%	(0.92)%	(0.90)%	(0.90)%

#	The amount shown for a share outstanding throughout the period may not be in accordance with the aggregate net realized and unrealized gain (loss) for that period because of the timing of sales and repurchases of the fund shares in relation to fluctuating market value of the investments in the Fund.
^	Percentages are not annualized for the period ended September 30, 2009.
**	Percentages are annualized.

UltraShort ProShares

For the Nine Month Period Ended September 30, 2009 (unaudited)

Per Share Operating Performance*	UltraShort DJ- UBS Commodity	UltraShort DJ- UBS Crude Oil	UltraShort Gold	UltraShort Silver	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2008	$26.7951	$29.0040	$96.8701	$195.9875	$20.9453	$21.6631

Net investment income (loss)	(0.1548)	(0.1548)	(0.5282)	(0.5886)	(0.1370)	(0.1545)
Net realized and unrealized gain (loss)	(8.5557)	(12.3008)	(31.5651)	(140.1550)	(2.7585)	(1.3312)
Change in net asset value from operations	(8.7105)	(12.4556)	(32.0933)	(140.7436)	(2.8955)	(1.4857)
Net asset value, at September 30, 2009	$18.0846	$16.5484	$64.7768	$55.2439	$18.0498	$20.1774

Market value per share, at December 31, 2008	$27.58	$31.66	$95.50	$175.10	$21.26	$21.85
Market value per share, at September 30, 2009	$18.12	$16.67	$63.30	$54.00	$18.06	$20.25

Total Return, at net asset value^	(32.5)%	(42.9)%	(33.1)%	(71.8)%	(13.8)%	(6.9)%
Total Return, at market value^	(34.3)%	(47.3)%	(33.7)%	(69.2)%	(15.1)%	(7.3)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.09)%	(0.96)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(1.05)%	(0.92)%	(0.92)%	(0.88)%	(0.87)%

*	See Note 1.
^	Percentages are not annualized for the period ended September 30, 2009.
**	Percentages are annualized.

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

NOTE 9 – LEGAL PROCEEDINGS

The Trust is a defendant (along with several others) in a consolidated class action styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935, filed in the United States District Court for the Southern District of New York. The complaint alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by issuing untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs, allegedly failing to adequately disclose the Funds’ investment objectives and risks. The Trust was added as a defendant in an amendment to the complaint filed on September 24, 2010. The five Funds of the Trust named in the complaint are ProShares Ultra Silver, ProShares UltraShort Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil, and ProShares UltraShort Silver. The Trust believes the complaint is without merit and that the anticipated outcome will not adversely impact the operation of the Trust or any of its Funds.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated the subsequent events following the quarter ended September 30, 2010. The subsequent events were as follows:

On November 5, 2010, the Trust registered shares for two additional series: ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (the “VIX Funds”). As of November 9, 2010, each of the VIX Funds had seed capital of $400 but had not commenced investment operations.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series. The following twelve series of the Trust, ProShares Ultra DJ-UBS Commodity (formerly ProShares Ultra DJ-AIG Commodity), ProShares UltraShort DJ-UBS Commodity (formerly ProShares UltraShort DJ-AIG Commodity), ProShares Ultra DJ-UBS Crude Oil (formerly ProShares Ultra DJ-AIG Crude Oil), ProShares UltraShort DJ-UBS Crude Oil (formerly ProShares UltraShort DJ-AIG Crude Oil), ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Fund” and collectively, the “Funds”) issue common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the NYSE Arca exchange (“NYSE Arca”). The Trust has also registered shares for two additional series: ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (collectively, the “New Funds”). As of September 30, 2010, each of the New Funds had seed capital of $200, but had not commenced investment operations; therefore, Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, Statements of Cash Flows and results of operations for the New Funds are not included in this Quarterly Report on Form 10-Q.

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

Groups of Funds are collectively referred to in this Quarterly Report on Form 10-Q in three different ways. References to “Ultra ProShares,” “Short ProShares” or “UltraShort ProShares” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds”, “Commodity Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and/or used as margin for each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three-month and nine-month periods ended September 30, 2010 and September 30, 2009, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2010	Interest Income Three Months Ended September 30, 2009	Interest Income Nine Months Ended September 30, 2010	Interest Income Nine Months Ended September 30, 2009
ProShares Ultra DJ-UBS Commodity	$5,629	$1,738	$16,947	$4,012
ProShares UltraShort DJ-UBS Commodity	949	320	3,267	710
ProShares Ultra DJ-UBS Crude Oil	174,914	23,424	348,968	93,245
ProShares UltraShort DJ-UBS Crude Oil	21,433	11,290	76,927	20,679
ProShares Ultra Gold	85,654	17,978	187,823	43,484
ProShares UltraShort Gold	33,103	4,411	72,856	13,450
ProShares Ultra Silver	78,646	9,926	195,896	20,640
ProShares UltraShort Silver	28,202	6,330	67,469	11,491
ProShares Ultra Euro	6,398	904	12,220	2,413
ProShares UltraShort Euro	182,133	6,324	415,352	19,433
ProShares Ultra Yen	2,242	509	4,788	1,456
ProShares UltraShort Yen	74,322	5,266	160,451	21,843

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

Because each Fund may enter into swaps and may trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

Results of Operations for the Three-Month Period Ended September 30, 2010 Compared to the Three-Month Period Ended September 30, 2009

NAV of ProShares Ultra DJ-UBS Commodity

The Fund’s NAV decreased from $12,304,949 at June 30, 2010 to $9,651,779 at September 30, 2010. The decrease in the Fund’s NAV resulted from a decrease in outstanding Shares, which decreased from 550,014 Shares at June 30, 2010 to 350,014 Shares at September 30, 2010 due to no Shares being created and 200,000 Shares (4 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Commodity Index. For the three-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 23.3%. During the three-month period ended September 30, 2010, the benchmark index rose by a cumulative 11.6% and had an annualized volatility of 12.5%.

By comparison, during the three-month period ended September 30, 2009, the Fund’s NAV decreased from $30,839,963 at June 30, 2009 to $19,356,364 at September 30, 2009. The decrease in the Fund’s NAV resulted from a decrease in outstanding Shares, which decreased from 1,350,014 Shares at June 30, 2009 to 800,014 Shares at September 30, 2009 due to no Shares being created and 550,000 Shares (11 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Commodity Index. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 5.9%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 4.2% and had an annualized volatility of 24.0%.

NAV of ProShares UltraShort DJ-UBS Commodity

The Fund’s NAV decreased from $3,381,653 at June 30, 2010 to $1,334,848 at September 30, 2010. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 200,014 Shares at June 30, 2010 to 100,014 Shares at September 30, 2010 due to no Shares being created and 100,000 Shares (2 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. For the three-month period ended

September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 21.1%. During the three-month period ended September 30, 2010, the benchmark index rose by a cumulative 11.6% and had an annualized volatility of 12.5%.

By comparison, during the three-month period ended September 30, 2009, the Fund’s NAV increased from $5,225,688 at June 30, 2009 to $5,425,641 at September 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 250,014 Shares at June 30, 2009 to 300,014 Shares at September 30, 2009 due to 50,000 Shares (1 Creation Unit) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 13.5%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 4.2% and had an annualized volatility of 24.0%.

NAV of ProShares Ultra DJ-UBS Crude Oil

The Fund’s NAV decreased from $501,252,171 at June 30, 2010 to $387,516,335 at September 30, 2010. The decrease in the Fund’s NAV resulted from a decrease in outstanding Shares, which decreased from 52,050,014 Shares at June 30, 2010 to 38,200,014 Shares at September 30, 2010 due to 31,700,000 Shares (634 Creation Units) being created and 45,550,000 Shares (911 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the three-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 5.3%. During the three-month period ended September 30, 2010, the benchmark index rose by a cumulative 3.6% and had an annualized volatility of 25.5%.

By comparison, during the three-month period ended September 30, 2009, the Fund’s NAV increased from $209,670,516 at June 30, 2009 to $331,839,940 at September 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 16,050,014 Shares at June 30, 2009 to 29,250,014 Shares at September 30, 2009 due to 23,400,000 Shares (468 Creation Units) being created and 10,200,000 Shares (204 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 13.2%. During the three-month period ended September 30, 2009, the benchmark index declined by a cumulative 4.8% and had an annualized volatility of 39.5%.

NAV of ProShares UltraShort DJ-UBS Crude Oil

The Fund’s NAV decreased from $51,326,108 at June 30, 2010 to $40,018,686 at September 30, 2010. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 3,400,014 Shares at June 30, 2010 to 3,000,014 Shares at September 30, 2010 due to 6,500,000 Shares (130 Creation Units) being created and 6,900,000 Shares (138 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the three-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 11.6%. During the three-month period ended September 30, 2010, the benchmark index rose by a cumulative 3.6% and had an annualized volatility of 25.5%.

By comparison, during the three-month period ended September 30, 2009, the Fund’s NAV decreased from $128,758,820 at June 30, 2009 to $83,569,426 at September 30, 2009. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 7,600,014 Shares at June 30, 2009 to 5,050,014 Shares at September 30, 2009 due to 2,950,000 Shares (59 Creation Units) being created and 5,500,000 Shares (110 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 2.3%. During the three-month period ended September 30, 2009, the benchmark index declined by a cumulative 4.8% and had an annualized volatility of 39.5%.

NAV of ProShares Ultra Gold

The Fund’s NAV decreased from $209,324,263 at June 30, 2010 to $203,705,598 at September 30, 2010. The decrease in the Fund’s NAV resulted from a decrease in outstanding Shares, which decreased from 3,750,014 Shares at June 30, 2010 to 3,350,014 Shares at September 30, 2010 due to 250,000 Shares (5 Creation Units) being created and 650,000 Shares (13 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 8.9%. During the three-month period ended September 30, 2010, the benchmark index rose by a cumulative 5.1% and had an annualized volatility of 13.1%.

By comparison, during the three-month period ended September 30, 2009, the Fund’s NAV decreased from $156,690,604 at June 30, 2009 to $137,409,978 at September 30, 2009. The decrease in the Fund’s NAV resulted from a decrease in outstanding Shares, which decreased from 4,650,014 Shares at June 30, 2009 to 3,650,014 Shares at September 30, 2009 due to 100,000 Shares (2 Creation Units) being created and 1,100,000 Shares (22 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 11.7%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 6.6% and had an annualized volatility of 15.1%.

NAV of ProShares UltraShort Gold

The Fund’s NAV increased from $71,715,632 at June 30, 2010 to $75,659,755 at September 30, 2010. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 1,889,901 Shares at June 30, 2010 to 2,239,901 Shares at September 30, 2010 due to 450,000 Shares (9 Creation Units) being created and 100,000 Shares (2 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 11.0%. During the three-month period ended September 30, 2010, the benchmark index rose by a cumulative 5.1% and had an annualized volatility of 13.1%.

By comparison, during the three-month period ended September 30, 2009, the Fund’s NAV decreased from $51,236,834 at June 30, 2009 to $38,866,260 at September 30, 2009. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 680,003 Shares at June 30, 2009 to 600,003 Shares at September 30, 2009 due to 90,000 Shares (9 Creation Units) being created and 170,000 Shares (17 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200%

of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 14.0%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 6.6% and had an annualized volatility of 15.1%.

NAV of ProShares Ultra Silver

The Fund’s NAV increased from $181,076,130 at June 30, 2010 to $200,971,964 at September 30, 2010. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease in outstanding Shares, which decreased from 2,850,014 Shares at June 30, 2010 to 2,350,014 Shares at September 30, 2010 due to 50,000 Shares (1 Creation Unit) being created and 550,000 Shares (11 Creation Units) being redeemed during the period. For the three-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 34.6%. During the three-month period ended September 30, 2010, the benchmark index rose by a cumulative 17.8% and had an annualized volatility of 23.6%.

By comparison, during the three-month period ended September 30, 2009, the Fund’s NAV increased from $78,824,836 at June 30, 2009 to $95,119,218 at September 30, 2009. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease in outstanding Shares, which decreased from 1,850,014 Shares at June 30, 2009 to 1,700,014 Shares at September 30, 2009 due to 500,000 Shares (10 Creation Units) being created and 650,000 Shares (13 Creation Units) being redeemed during the period. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 31.3%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 18.01% and had an annualized volatility of 41.2%.

NAV of ProShares UltraShort Silver

The Fund’s NAV increased from $60,185,658 at June 30, 2010 to $60,913,712 at September 30, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 1,879,914 Shares at June 30, 2010 to 2,779,914 Shares at September 30, 2010 due to 1,250,000 Shares (25 Creation Units) being created and 350,000 Shares (7 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the three-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 31.6%. During the three-month period ended September 30, 2010, the benchmark index rose by a cumulative 17.8% and had an annualized volatility of 23.6%.

By comparison, during the three-month period ended September 30, 2009, the Fund’s NAV decreased from $68,967,304 at June 30, 2009 to $56,901,321 at September 30, 2009. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase in outstanding Shares, which increased from 775,001 Shares at June 30, 2009 to 1,030,001 Shares at September 30, 2009 due to 910,000 Shares (182 Creation Units) being created and 655,000 Shares (131 Creation Units) being redeemed during the period. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 37.9%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 18.0% and had an annualized volatility of 41.2%.

NAV of ProShares Ultra Euro

The Fund’s NAV decreased from $16,329,042 at June 30, 2010 to $12,106,899 at September 30, 2010. The decrease in the Fund’s NAV resulted from a decrease in outstanding Shares, which decreased from 750,014 Shares at June 30, 2010 to 450,014 Shares at September 30, 2010 due to no Shares being created and 300,000 Shares (6 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the three-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 23.6%. During the three-month period ended September 30, 2010, the benchmark index rose by a cumulative 11.5% and had an annualized volatility of 11.7%.

By comparison, during the three-month period ended September 30, 2009, the Fund’s NAV increased from $7,291,462 at June 30, 2009 to $7,896,903 at September 30, 2009. The Fund had no creation or redemption activity during the quarter. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 8.3%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 4.3% and had an annualized volatility of 9.1%.

NAV of ProShares UltraShort Euro

The Fund’s NAV decreased from $462,324,726 at June 30, 2010 to $277,619,839 at September 30, 2010. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 18,500,014 Shares at June 30, 2010 to 14,000,014 Shares at September 30, 2010 due to 1,300,000 Shares (26 Creation Units) being created and 5,800,000 Shares (116 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the three-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 20.6%. During the three-month period ended September 30, 2010, the benchmark index rose by a cumulative 11.5% and had an annualized volatility of 11.7%.

By comparison, during the three-month period ended September 30, 2009, the Fund’s NAV decreased from $39,613,566 at June 30, 2009 to $38,807,426 at September 30, 2009. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. The decrease in the Fund’s NAV was offset by an increase in outstanding Shares, which increased from 2,000,014 Shares at June 30, 2009 to 2,150,014 Shares at September 30, 2009 due to 350,000 Shares (7 Creation Units) being created and 200,000 Shares (4 Creation Units) being redeemed during the period. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 8.9%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 4.3% and had an annualized volatility of 9.1%.

NAV of ProShares Ultra Yen

The Fund’s NAV increased from $4,292,085 at June 30, 2010 to $6,371,767 at September 30, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 150,014 Shares at June 30, 2010 to 200,014 Shares at September 30, 2010 due to 50,000 Shares (1 Creation Unit) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 11.3%. During the three-month period ended September 30, 2010, the benchmark index rose by a cumulative 5.9% and had an annualized volatility of 10.6%.

By comparison, during the three-month period ended September 30, 2009, the Fund’s NAV decreased from $4,946,446 at June 30, 2009 to $4,243,160 at September 30, 2009. The decrease in the Fund’s NAV resulted from a decrease in outstanding Shares, which decreased from 200,014 Shares at June 30, 2009 to 150,014 Shares at September 30, 2009 due to no Shares being created and 50,000 Shares (1 Creation Unit) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 14.4%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 7.3% and had an annualized volatility of 11.3%.

NAV of ProShares UltraShort Yen

The Fund’s NAV increased from $145,332,808 at June 30, 2010 to $163,369,201 at September 30, 2010. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 7,700,014 Shares at June 30, 2010 to 9,800,014 Shares at September 30, 2010 due to 3,700,000 Shares (74 Creation Units) being created and 1,600,000 Shares (32 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 11.7%. During the three-month period ended September 30, 2010, the benchmark index rose by a cumulative 5.9% and had an annualized volatility of 10.6%.

By comparison, during the three-month period ended September 30, 2009, the Fund’s NAV decreased from $41,152,049 at June 30, 2009 to $23,204,338 at September 30, 2009. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 1,750,014 Shares at June 30, 2009 to 1,150,014 Shares at September 30, 2009 due to 50,000 Shares (1 Creation Unit) being created and 650,000 Shares (13 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the three-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 14.2%. During the three-month period ended September 30, 2009, the benchmark index rose by a cumulative 7.3% and had an annualized volatility of 11.3%.

Results of Operations for the Nine-Month Period Ended September 30, 2010 Compared to the Nine-Month Period Ended September 30, 2009

NAV of ProShares Ultra DJ-UBS Commodity

The Fund’s NAV decreased from $19,743,932 at December 31, 2009 to $9,651,779 at September 30, 2010. The decrease in the Fund’s NAV resulted from a decrease in outstanding Shares, which decreased from 700,014 Shares at December 31, 2009 to 350,014 Shares at September 30, 2010 due to 250,000 Shares (5 Creation Units) being created and 600,000 Shares (12 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Commodity Index. For the nine-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 2.2%. During the nine-month period ended September 30, 2010, the benchmark index rose by a cumulative 0.8% and had an annualized volatility of 15.9%.

By comparison, during the nine-month period ended September 30, 2009, the Fund’s NAV increased from $3,325,011 at December 31, 2008 to $19,356,364 at September 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 150,014 Shares at December 31, 2008 to 800,014 Shares at September 30, 2009 due to 1,200,000 Shares (24 Creation Units) being created and 550,000 Shares (11 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Commodity Index. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 9.2%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 8.9% and had an annualized volatility of 26.6%.

NAV of ProShares UltraShort DJ-UBS Commodity

The Fund’s NAV decreased from $2,924,426 at December 31, 2009 to $1,334,848 at September 30, 2010. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 200,014 Shares at December 31, 2009 to 100,014 Shares at September 30, 2010 due to 200,000 Shares (4 Creation Units) being created and 300,000 Shares (6 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. For the nine-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 8.7%. During the nine-month period ended September 30, 2010, the benchmark index rose by a cumulative 0.8% and had an annualized volatility of 15.9%.

By comparison, during the nine-month period ended September 30, 2009, the Fund’s NAV increased from $2,679,883 at December 31, 2008 to $5,425,641 at September 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 300,014 Shares at September 30, 2009 due to 200,000 Shares (4 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 32.5%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 8.9% and had an annualized volatility of 26.6%.

NAV of ProShares Ultra DJ-UBS Crude Oil

The Fund’s NAV increased from $323,819,670 at December 31, 2009 to $387,516,335 at September 30, 2010. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 25,650,014 Shares at December 31, 2009 to 38,200,014 Shares at September 30, 2010 due to 100,350,000 Shares (2,007 Creation Units) being created and 87,800,000 Shares (1,756 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the nine-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 19.6%. During the nine-month period ended September 30, 2010, the benchmark index declined by a cumulative 7.4% and had an annualized volatility of 27.8%.

By comparison, during the nine-month period ended September 30, 2009, the Fund’s NAV increased from $99,772,943 at December 31, 2008 to $331,839,940 at September 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 6,750,014 Shares at December 31, 2008 to 29,250,014 Shares at September 30, 2009 due to 104,400,000 Shares (2,088 Creation Units) being created and

81,900,000 Shares (1,638 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 23.2%. During the nine-month period ended September 30, 2009, the benchmark index declined by a cumulative 2.3% and had an annualized volatility of 52.1%.

NAV of ProShares UltraShort DJ-UBS Crude Oil

The Fund’s NAV decreased from $76,656,626 at December 31, 2009 to $40,018,686 at September 30, 2010. The decrease in the Fund’s NAV resulted from a decrease in outstanding Shares, which decreased from 5,600,014 Shares at December 31, 2009 to 3,000,014 Shares at September 30, 2010 due to 24,850,000 Shares (497 Creation Units) being created and 27,450,000 Shares (549 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the nine-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 2.6%. During the nine-month period ended September 30, 2010, the benchmark index declined by a cumulative 7.4% and had an annualized volatility of 27.8%.

By comparison, during the nine-month period ended September 30, 2009, the Fund’s NAV increased from $14,502,399 at December 31, 2008 to $83,569,426 at September 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 500,014 Shares at December 31, 2008 to 5,050,014 Shares at September 30, 2009 due to 15,550,000 Shares (311 Creation Units) being created and 11,000,000 Shares (220 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 42.9%. During the nine-month period ended September 30, 2009, the benchmark index declined by a cumulative 2.3% and had an annualized volatility of 52.1%.

NAV of ProShares Ultra Gold

The Fund’s NAV increased from $156,476,709 at December 31, 2009 to $203,705,598 at September 30, 2010. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease in outstanding Shares, which decreased from 3,550,014 Shares at December 31, 2009 to 3,350,014 Shares at September 30, 2010 due to 1,400,000 Shares (28 Creation Units) being created and 1,600,000 Shares (32 Creation Units) being redeemed during the period. For the nine-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 38.0%. During the nine-month period ended September 30, 2010, the benchmark index rose by a cumulative 20.2% and had an annualized volatility of 15.9%.

By comparison, during the nine-month period ended September 30, 2009, the Fund’s NAV increased from $27,736,722 at December 31, 2008 to $137,409,978 at September 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 900,014 Shares at December 31, 2008 to 3,650,014 Shares at September 30, 2009 due to 4,350,000 Shares (87 Creation Units) being created and 1,600,000 Shares (32 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 22.2%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 14.5% and had an annualized volatility of 22.3%.

NAV of ProShares UltraShort Gold*

The Fund’s NAV increased from $67,602,811 at December 31, 2009 to $75,659,755 at September 30, 2010. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 1,290,003 Shares at December 31, 2009 to 2,239,901 Shares at September 30, 2010 due to 1,600,000 Shares (32 Creation Units) being created and 650,102 Shares (13 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the nine-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 35.5%. During the nine-month period ended September 30, 2010, the benchmark index rose by a cumulative 20.2% and had an annualized volatility of 15.9%.

By comparison, during the nine-month period ended September 30, 2009, the Fund’s NAV increased from $3,875,093 at December 31, 2008 to $38,866,260 at September 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 40,003 Shares at December 31, 2008 to 600,003 Shares at September 30, 2009 due to 1,140,000 Shares (114 Creation Units) being created and 580,000 Shares (58 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 33.1%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 14.5% and had an annualized volatility of 22.3%.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I.

NAV of ProShares Ultra Silver

The Fund’s NAV increased from $145,416,382 at December 31, 2009 to $200,971,964 at September 30, 2010. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease in outstanding Shares, which decreased from 2,550,014 Shares at December 31, 2009 to 2,350,014 Shares at September 30, 2010 due to 1,400,000 Shares (28 Creation Units) being created and 1,600,000 Shares (32 Creation Units) being redeemed during the period. For the nine-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 50.0%. During the nine-month period ended September 30, 2010, the benchmark index rose by a cumulative 29.9% and had an annualized volatility of 30.9%.

By comparison, during the nine-month period ended September 30, 2009, the Fund’s NAV increased from $10,011,149 at December 31, 2008 to $95,119,218 at September 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 350,014 Shares at December 31, 2008 to 1,700,014 Shares at September 30, 2009 due to 2,550,000 Shares (51 Creation Units) being created and 1,200,000 Shares (24 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 95.6%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 52.5% and had an annualized volatility of 40.6%.

NAV of ProShares UltraShort Silver*

The Fund’s NAV decreased from $64,516,145 at December 31, 2009 to $60,913,712 at September 30, 2010. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase in outstanding Shares, which increased from 1,370,001 Shares at December 31, 2009 to 2,779,914 Shares at September 30, 2010 due to 2,670,000 Shares (53 Creation Units) being created and 1,260,087 Shares (25 Creation Units) being redeemed during the period. For the nine-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 53.5%. During the nine-month period ended September 30, 2010, the benchmark index rose by a cumulative 29.9% and had an annualized volatility of 30.9%.

By comparison, during the nine-month period ended September 30, 2009, the Fund’s NAV increased from $1,960,071 at December 31, 2008 to $56,901,321 at September 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 10,001 Shares at December 31, 2008 to 1,030,001 Shares at September 30, 2009 due to 1,825,000 Shares (365 Creation Units) being created and 805,000 Shares (161 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 71.8%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 52.5% and had an annualized volatility of 40.6%.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I.

NAV of ProShares Ultra Euro

The Fund’s NAV increased from $7,531,857 at December 31, 2009 to $12,106,899 at September 30, 2010. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 250,014 Shares at December 31, 2009 to 450,014 Shares at September 30, 2010 due to 850,000 Shares (17 Creation Units) being created and 650,000 Shares (13 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the nine-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 10.7%. During the nine-month period ended September 30, 2010, the benchmark index declined by a cumulative 4.8% and had an annualized volatility of 11.4%.

By comparison, during the nine-month period ended September 30, 2009, the Fund’s NAV increased from $4,386,411 at December 31, 2008 to $7,896,903 at September 30, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 150,014 Shares at December 31, 2008 to 250,014 Shares at September 30, 2009 due to 150,000 Shares (3 Creation Units) being created and 50,000 Shares (1 Creation Unit) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 8.0%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 4.7% and had an annualized volatility of 13.8%.

NAV of ProShares UltraShort Euro

The Fund’s NAV increased from $100,847,786 at December 31, 2009 to $277,619,839 at September 30, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from

5,400,014 Shares at December 31, 2009 to 14,000,014 Shares at September 30, 2010 due to 19,300,000 Shares (386 Creation Units) being created and 10,700,000 Shares (214 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the nine-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 6.2%. During the nine-month period ended September 30, 2010, the benchmark index declined by a cumulative 4.8% and had an annualized volatility of 11.4%.

By comparison, during the nine-month period ended September 30, 2009, the Fund’s NAV increased from $7,331,163 at December 31, 2008 to $38,807,426 at September 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 350,014 Shares at December 31, 2008 to 2,150,014 Shares at September 30, 2009 due to 2,800,000 Shares (56 Creation Units) being created and 1,000,000 Shares (20 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 13.8%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 4.7% and had an annualized volatility of 13.8%.

NAV of ProShares Ultra Yen

The Fund’s NAV increased from $3,921,267 at December 31, 2009 to $6,371,767 at September 30, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 150,014 Shares at December 31, 2009 to 200,014 Shares at September 30, 2010 due to 50,000 Shares (1 Creation Unit) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the nine-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 21.9%. During the nine-month period ended September 30, 2010, the benchmark index rose by a cumulative 11.5% and had an annualized volatility of 11.3%.

By comparison, during the nine-month period ended September 30, 2009, the Fund’s NAV increased from $2,845,053 at December 31, 2008 to $4,243,160 at September 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 150,014 Shares at September 30, 2009 due to 100,000 Shares (2 Creation Units) being created and 50,000 Shares (1 Creation Unit) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 0.6%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 1.1% and had an annualized volatility of 28.0%.

NAV of ProShares UltraShort Yen

The Fund’s NAV increased from $67,487,917 at December 31, 2009 to $163,369,201 at September 30, 2010. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 3,150,014 Shares at December 31, 2009 to 9,800,014 Shares at September 30, 2010 due to 9,150,000 Shares (183 Creation Units) being created and 2,500,000 Shares (50 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the nine-month period ended September 30, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 22.2%. During the nine-month period ended September 30, 2010, the benchmark index rose by a cumulative 11.5% and had an annualized volatility of 11.3%.

By comparison, during the nine-month period ended September 30, 2009, the Fund’s NAV increased from $2,166,617 at December 31, 2008 to $23,204,338 at September 30, 2009. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 1,150,014 Shares at September 30, 2009 due to 2,900,000 Shares (58 Creation Units) being created and 1,850,000 Shares (37 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. For the nine-month period ended September 30, 2009, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 6.9%. During the nine-month period ended September 30, 2009, the benchmark index rose by a cumulative 1.1% and had an annualized volatility of 28.0%.

Off-Balance Sheet Arrangements and Contractual Obligations

As of November 9, 2010, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which are sensitive to commodity price risk. As of September 30, 2010 and September 30, 2009, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra DJ-UBS Commodity:

As of September 30, 2010, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s swap positions as of September 30, 2010, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$140.2939	$4,659,257
Dow Jones-UBS Commodity Index	UBS AG	Long	140.2939	14,627,126

The September 30, 2010 swap notional amount is calculated by multiplying units times the closing level of the Index. The notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission on March 1, 2010 (the “Form 10-K”) for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of September 30, 2009, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s swap positions as of September 30, 2009, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$127.6830	$8,232,734
Dow Jones-UBS Commodity Index	UBS AG	Long	127.6830	30,355,281

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

ProShares UltraShort DJ-UBS Commodity:

As of September 30, 2010, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s short swap positions as of September 30, 2010, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$140.2939	$(688,504)
Dow Jones-UBS Commodity Index	UBS AG	Short	140.2939	(1,993,193)

The September 30, 2010 short swap notional amount is calculated by multiplying units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of September 30, 2009, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s short swap positions as of September 30, 2009, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$127.6830	$(1,774,643)
Dow Jones-UBS Commodity Index	UBS AG	Short	127.6830	(9,192,397)

The September 30, 2009 short swap notional amount is calculated by multiplying units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Crude Oil:

As of September 30, 2010, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	November 2010	4,133	$79.97	1,000	$330,516,010

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Long	$240.8953	$190,360,794
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Long	240.8953	254,055,319

The September 30, 2010 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2010 swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	November 2009	4,034	$70.61	1,000	$284,840,740

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Long	$243.9100	$150,708,713
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Long	243.9100	228,134,667

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

ProShares UltraShort DJ-UBS Crude Oil:

As of September 30, 2010, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	November 2010	400	$79.97	1,000	$(31,988,000)

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Short	$240.8953	$(19,406,494)
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Short	240.8953	(28,626,377)

The September 30, 2010 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2010 short swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	November 2009	778	$70.61	1,000	$(54,934,580)

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Short	$243.9100	$(39,192,852)
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Short	243.9100	(73,009,295)

The September 30, 2009 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2009 swap notional amount is calculated by multiplying the number of units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Gold:

As of September 30, 2010, the ProShares Ultra Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2010	72	$1,309.60	100	$9,429,120

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$1,307.16	$47,998,915
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,307.16	350,188,164

The September 30, 2010 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2010 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

ProShares UltraShort Gold:

As of September 30, 2010, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2010	36	$1,309.60	100	$(4,714,560)

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$1,307.16	$(20,781,230)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,307.16	(125,618,076)

The September 30, 2010 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2010 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the

Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

The September 30, 2009 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2009 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of September 30, 2010, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2010	105	$21.821	5,000	$11,456,025

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$22.0741	$96,702,217
0.999 Fine Troy Ounce Silver	UBS AG	Long	22.0741	293,894,568

The September 30, 2010 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2010 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

ProShares UltraShort Silver:

As of September 30, 2010, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2010	24	$21.821	5,000	$(2,618,520)

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$22.0741	$(31,179,666)
0.999 Fine Troy Ounce Silver	UBS AG	Short	22.0741	(87,921,140)

The September 30, 2010 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2010 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

The September 30, 2009 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2009 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Funds’ Financial Instruments, which are sensitive to changes in exchange rates. As of September 30, 2010, each of the Currency Funds’ positions were as follows:

ProShares Ultra Euro:

As of September 30, 2010, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/08/10	9,088,625	1.3631	$12,388,382
Euro	UBS AG	Long	10/08/10	12,716,100	1.3631	17,332,864
Euro	Goldman Sachs International	Short	10/08/10	(64,600)	1.3631	(88,054)
Euro	UBS AG	Short	10/08/10	(3,978,300)	1.3631	(5,422,679)

The September 30, 2010 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

ProShares UltraShort Euro:

As of September 30, 2010, the ProShares UltraShort Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/08/10	83,196,500	1.3631	$113,402,195
Euro	UBS AG	Long	10/08/10	71,122,800	1.3631	96,944,964
Euro	Goldman Sachs International	Short	10/08/10	(275,824,625)	1.3631	(375,966,753)
Euro	UBS AG	Short	10/08/10	(285,937,800)	1.3631	(389,751,663)

The September 30, 2010 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

The September 30, 2009 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of September 30, 2010, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/08/10	421,140,000	0.011974	$5,042,857
Yen	UBS AG	Long	10/08/10	682,610,000	0.011974	8,173,777
Yen	Goldman Sachs International	Short	10/08/10	(38,640,000)	0.011974	(462,687)
Yen	UBS AG	Short	10/08/10	(2,800,000)	0.011974	(33,528)

The September 30, 2010 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

ProShares UltraShort Yen:

As of September 30, 2010, the ProShares UltraShort Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/08/10	3,369,670,000	0.011974	$40,349,439
Yen	UBS AG	Long	10/08/10	1,717,910,000	0.011974	20,570,770
Yen	Goldman Sachs International	Short	10/08/10	(15,769,330,000)	0.011974	(188,826,687)
Yen	UBS AG	Short	10/08/10	(16,586,520,000)	0.011974	(198,611,965)

The September 30, 2010 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

The September 30, 2009 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

As described above in Item 2 of this Quarterly Report on Form 10-Q, trading in certain futures contracts or forward agreements involves each Fund entering into contractual commitments to purchase or sell a commodity underlying a Fund’s benchmark at a specified date and price, should it hold such futures contracts or forward agreements into the deliverable period. Should a Fund enter into a contractual commitment to sell a physical commodity, it is required to make delivery of that commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the value of a commodity can rise is unlimited, entering into commitments to sell commodities would expose a Fund to theoretically unlimited risk.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of September 30, 2010, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Funds’ internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Trust is a defendant (along with several others) in a consolidated class action styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935, filed in the United States District Court for the Southern District of New York. The complaint alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by issuing untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs, allegedly failing to adequately disclose the funds’ investment objectives and risks. The Trust was added as a defendant in an amendment to the complaint filed on September 24, 2010. The five Funds of the Trust named in the complaint are ProShares Ultra Silver, ProShares UltraShort Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil, and ProShares UltraShort Silver. The Trust believes the complaint is without merit and that the anticipated outcome will not adversely impact the operation of the Trust or any of its Funds.

Item 1A.	Risk Factors.

There has not been a material change to the Risk Factors previously disclosed in Part I, Item 1A in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A in the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	The Trust initially registered Shares on Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all Shares registered and re-allocated the remaining amount of the Shares registered among the Funds pursuant to its Registration Statement on Form S-3 (No. 333-163511), which was declared effective on December 4, 2009, as supplemented, and registered additional Shares and Funds pursuant to Post-Effective Amendment No. 1 to that Registration Statement, which was declared effective on May 28, 2010, as supplemented. Substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions. Each Fund continuously offers and redeems its Shares in blocks of 50,000 Shares.

Title of Securities Registered	Amount Registered	Shares Sold for the three months ended September 30, 2010	Sale Price of Shares Sold for the three months ended September 30, 2010
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest	$3,000,000,000	31,700,000	$285,753,714
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest	$1,500,000,000	6,500,000	$88,341,486
ProShares Short DJ-UBS Natural Gas Common Units of Beneficial Interest	$1,000,000,000	—	$—
ProShares Ultra Gold Common Units of Beneficial Interest	$1,000,000,000	250,000	$13,239,637
ProShares Short Gold Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares UltraShort Gold Common Units of Beneficial Interest	$1,000,000,000	450,000	$16,431,249
ProShares Ultra Silver Common Units of Beneficial Interest	$1,000,000,000	50,000	$2,921,628
ProShares UltraShort Silver Common Units of Beneficial Interest	$1,000,000,000	1,250,000	$35,675,093
ProShares Ultra Euro Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares UltraShort Euro Common Units of Beneficial Interest	$1,090,463,394	1,300,000	$29,387,242
ProShares Ultra Yen Common Units of Beneficial Interest	$500,000,000	50,000	$1,458,689
ProShares UltraShort Yen Common Units of Beneficial Interest	$500,000,000	3,700,000	$65,761,078
Total:	$13,590,463,394	45,250,000	$538,969,816

(c)	From June 30, 2010 through September 30, 2010, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Ultra DJ-UBS Commodity
07/01/10 to 07/31/10	50,000	$21.73
08/01/10 to 08/31/10	50,000	23.80
09/01/10 to 09/30/10	100,000	26.45
ProShares UltraShort DJ-UBS Commodity
07/01/10 to 07/31/10	50,000	16.03
08/01/10 to 08/31/10	50,000	15.41
09/01/10 to 09/30/10	—	—
ProShares Ultra DJ-UBS Crude Oil
07/01/10 to 07/31/10	13,550,000	9.90
08/01/10 to 08/31/10	13,250,000	10.71
09/01/10 to 09/30/10	18,750,000	9.74
ProShares UltraShort DJ-UBS Crude Oil
07/01/10 to 07/31/10	900,000	16.56
08/01/10 to 08/31/10	5,800,000	14.89
09/01/10 to 09/30/10	200,000	13.34
ProShares Ultra Gold
07/01/10 to 07/31/10	350,000	50.30
08/01/10 to 08/31/10	50,000	52.03
09/01/10 to 09/30/10	250,000	58.85
ProShares UltraShort Gold
07/01/10 to 07/31/10	—	—
08/01/10 to 08/31/10	100,000	39.99
09/01/10 to 09/30/10	—	—
ProShares Ultra Silver
07/01/10 to 07/31/10	200,000	58.78
08/01/10 to 08/31/10	150,000	62.17
09/01/10 to 09/30/10	200,000	72.41
ProShares UltraShort Silver
07/01/10 to 07/31/10	250,000	34.07
08/01/10 to 08/31/10	100,000	29.70
09/01/10 to 09/30/10	—	—
ProShares Ultra Euro
07/01/10 to 07/31/10	100,000	24.67
08/01/10 to 08/31/10	100,000	23.43
09/01/10 to 09/30/10	100,000	25.68
ProShares UltraShort Euro
07/01/10 to 07/31/10	3,100,000	22.90
08/01/10 to 08/31/10	950,000	22.27
09/01/10 to 09/30/10	1,750,000	21.40
ProShares Ultra Yen
07/01/10 to 07/31/10	—	—
08/01/10 to 08/31/10	—	—
09/01/10 to 09/30/10	—	—
ProShares UltraShort Yen
07/01/10 to 07/31/10	1,000,000	18.34
08/01/10 to 08/31/10	—	—
09/01/10 to 09/30/10	600,000	17.62
Total:	62,100,000	$13.22

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
101.INS	XBRL Instance Document(3)
101.SCH	XBRL Taxonomy Extension Schema(3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(3)
101.LAB	XBRL Taxonomy Extension Label Linkbase(3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(3)

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg
By: Louis Mayberg
Principal Executive Officer

Date: November 9, 2010

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: November 9, 2010