Form 10-K
period 2010-12-31
ProShares Trust II
filed 2011-03-01
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

The aggregate market value of the ProShares Ultra DJ-UBS Commodity Fund’s units held by non-affiliates as of June 30, 2010 was $12,188,000. The ProShares Ultra DJ-UBS Commodity Fund had 550,014 outstanding units as of February 25, 2011.

The aggregate market value of the ProShares UltraShort DJ-UBS Commodity Fund’s units held by non-affiliates as of June 30, 2010 was $3,402,000. The ProShares UltraShort DJ-UBS Commodity Fund had 60,003 outstanding units as of February 25, 2011.

The aggregate market value of the ProShares Ultra DJ-UBS Crude Oil Fund’s units held by non-affiliates as of June 30, 2010 was $496,036,500. The ProShares Ultra DJ-UBS Crude Oil Fund had 9,900,004 outstanding units as of February 25, 2011.

The aggregate market value of the ProShares UltraShort DJ-UBS Crude Oil Fund’s units held by non-affiliates as of June 30, 2010 was $51,816,000. The ProShares UltraShort DJ-UBS Crude Oil Fund had 1,870,003 outstanding units as of February 25, 2011.

The aggregate market value of the ProShares Short DJ-UBS Natural Gas Fund’s units held by non-affiliates as of June 30, 2010 was $0. The ProShares Short DJ-UBS Natural Gas Fund had 4 outstanding units as of February 25, 2011.

The aggregate market value of the ProShares Ultra Gold Fund’s units held by non-affiliates as of June 30, 2010 was $209,362,500. The ProShares Ultra Gold Fund had 3,450,014 outstanding units as of February 25, 2011.

The aggregate market value of the ProShares Short Gold Fund’s units held by non-affiliates as of June 30, 2010 was $0. The ProShares Short Gold Fund had 4 outstanding units as of February 25, 2011.

The aggregate market value of the ProShares UltraShort Gold Fund’s units held by non-affiliates as of June 30, 2010 was $71,721,629. The ProShares UltraShort Gold Fund had 3,639,901 outstanding units as of February 25, 2011.

The aggregate market value of the ProShares Ultra Silver Fund’s units held by non-affiliates as of June 30, 2010 was $178,609,500. The ProShares Ultra Silver Fund had 3,950,014 outstanding units as of February 25, 2011.

The aggregate market value of the ProShares UltraShort Silver Fund’s units held by non-affiliates as of June 30, 2010 was $61,021,976. The ProShares UltraShort Silver Fund had 4,294,979 outstanding units as of February 25, 2011.

The aggregate market value of the ProShares Ultra Euro Fund’s units held by non-affiliates as of June 30, 2010 was $16,320,000. The ProShares Ultra Euro Fund had 300,014 outstanding units as of February 25, 2011.

The aggregate market value of the ProShares UltraShort Euro Fund’s units held by non-affiliates as of June 30, 2010 was $462,685,000. The ProShares UltraShort Euro Fund had 22,850,014 outstanding units as of February 25, 2011.

The aggregate market value of the ProShares Ultra Yen Fund’s units held by non-affiliates as of June 30, 2010 was $4,297,500. The ProShares Ultra Yen Fund had 100,014 outstanding units as of February 25, 2011.

The aggregate market value of the ProShares UltraShort Yen Fund’s units held by non-affiliates as of June 30, 2010 was $145,068,000. The ProShares UltraShort Yen Fund had 20,000,014 outstanding units as of February 25, 2011.

The aggregate market value of the ProShares VIX Short-Term Futures Fund’s units held by non-affiliates as of June 30, 2010 was $0. The ProShares VIX Short-Term Futures Fund had 175,005 outstanding units as of February 25, 2011.

The aggregate market value of the ProShares VIX Mid-Term Futures Fund’s units held by non-affiliates as of June 30, 2010 was $0. The ProShares VIX Mid-Term Futures Fund had 100,005 outstanding units as of February 25, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

PROSHARES TRUST II

Part I

Item 1.	Business.

Summary

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series (each, a “Fund” and collectively, the “Funds”). The following twelve series of the Trust, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”) issue common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund. The Shares of each Leveraged Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”), as further described below. The Trust has also registered shares for four additional series: ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (each, a “Short Fund” and collectively, the “Short Funds”), ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “VIX Fund” and collectively, the “VIX Funds”). As of December 31, 2010, each of the Short Funds had seed capital of $200 and each of the VIX Funds had seed capital of $400 but none of these Funds had commenced investment operations; therefore, this Annual Report on Form 10-K does not include Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, Statements of Cash Flows, results of operations or any other financial information for the Short Funds or the VIX Funds.

ProShare Capital Management LLC, a Maryland limited liability company, serves as the Trust’s Sponsor (the “Sponsor”), commodity pool operator and commodity trading advisor. Wilmington Trust Company serves as the Trustee of the Trust. The Funds are commodity pools, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by the Sponsor, a commodity pool operator registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”).

Groups of Funds are collectively referred to in this Annual Report on Form 10-K in several different ways. References to “Ultra ProShares”, “Short ProShares” or “UltraShort ProShares” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds”, “Commodity Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” refer to the different Funds based upon their investment objective and their general benchmark categories.

As further described below, each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the daily performance of its corresponding benchmark. Each “Short” Fund will seek daily investment results (before fees and expenses) that correspond to the inverse (opposite) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the inverse (opposite) of the daily performance of its corresponding benchmark. The Short Funds, together with the Leveraged Funds are referred to as the “Geared Funds” in this Annual Report on Form 10-K. Each “VIX Fund” seeks daily investment results (before fees and expenses) that match the performance of a benchmark. Each VIX Fund intends to obtain exposure to its VIX Index (as defined herein) by investing in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”). Each of the Geared Funds generally invests or will invest in Financial Instruments (i.e., commodity-based or currency-based instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts) as a substitute for investing directly in a commodity or currency in order to gain exposure to the commodity index, commodity or currency. The Financial Instruments in which ProShares Short DJ-UBS Natural Gas will invest are limited to futures contracts. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results for the Funds.

Each Geared Fund seeks investment results for a single day only, not for longer periods. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from 200%, -100% or -200% of the return of the index to which such Fund is benchmarked for that period. In periods of higher market volatility, the volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds are riskier than similarly benchmarked exchange-traded funds that are not geared. Accordingly, these funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily inverse investment results. Shareholders should actively monitor their investments.

The VIX Funds seek to achieve their stated investment objective both over a single day and over time.

Each Geared Fund continuously offers and redeems or will offer and redeem its Shares in blocks of 50,000 Shares and each VIX Fund continuously will offer and redeem shares in blocks of 25,000 Shares (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with one or more of the Funds. Shares of the Funds are offered to Authorized Participants in Creation Units at each Fund’s respective net asset value per Share (“NAV”). Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of each Fund on the NYSE Arca, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from any Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.

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

Investment Objectives and Principal Investment Strategies

Investment Objectives

Investment Objectives of the “Ultra ProShares”

Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the daily performance, whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If an Ultra Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately twice as much on a percentage basis as its corresponding benchmark when the benchmark rises on a given day. Conversely, its value on a given day (before fees and expenses) should lose approximately twice as much on a percentage basis as the corresponding benchmark when the benchmark declines on a given day. Each Ultra Fund acquires long exposure in any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable Ultra Fund’s benchmark such that each Ultra Fund has approximately 200% exposure to the corresponding benchmark at the time of the NAV calculation.

Investment Objectives of the “Short ProShares”

Each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (opposite) of the daily performance , whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If a “Short” Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately as much on a percentage basis as its corresponding benchmark when the benchmark falls on a given day. Conversely, its value on a given day (before fees and expenses) should lose approximately as much on a percentage basis as the corresponding benchmark when the benchmark rises on a given day. Each Short Fund acquires short exposure in any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable Short Fund’s benchmark, such that each Short Fund has approximately 100% exposure to the corresponding benchmark at the time of the NAV calculation.

Investment Objectives of the “UltraShort ProShares”

Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the inverse (opposite) of the daily performance, whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, expenses related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If an UltraShort Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately twice as much on a percentage basis as its corresponding benchmark when the benchmark falls on a given day. Conversely, its value on a given day (before fees and expenses) should lose approximately twice as much on a percentage basis as the corresponding benchmark when the benchmark rises on a given day. An UltraShort Fund acquires short exposure in any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable UltraShort Fund’s benchmark, such that each UltraShort Fund has approximately 200% exposure to the corresponding benchmark at the time of the NAV calculation.

Investment Objectives of the “VIX ProShares”

Each “VIX” Fund seeks daily investment results (before fees and expenses) that match the performance of the corresponding benchmark shown below. Each VIX Index seeks to offer exposure to forward market equity volatility through publicly traded futures markets. The VIX Funds seek results that match the performance of the Short-Term Index or Mid-Term Index over any period of time (before fees and expenses). If a VIX Fund is successful in meeting its objective, its value (before fees and expenses) should gain approximately as much on a percentage basis as the level of its corresponding Index when it rises. Conversely, its value (before fees and expenses) should lose approximately as much on a percentage basis as the level of its corresponding Index when it declines. Each VIX Fund acquires exposure through VIX futures contracts, such that each Fund has exposure intended to approximate its benchmark at the time of its NAV calculation. The Short-Term Index and Mid-Term Index track the performance of VIX futures; they do not track the performance of the VIX, and the VIX Funds should not be expected to match the performance of the VIX.

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

ProShares Short DJ-UBS Natural Gas: The Dow Jones—UBS Natural Gas Sub-IndexSM. The Dow Jones—UBS Natural Gas Sub-Index is designed to track natural gas futures prices.

ProShares Ultra Gold, ProShares Short Gold and ProShares UltraShort Gold: The daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London.

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

ProShares VIX Short-Term Futures: The S&P 500 VIX Short-Term Futures Index. The S&P 500 VIX Short-Term Futures Index is designed to measure the return from a rolling long position in the first and second month VIX futures contracts.

ProShares VIX Mid-Term Futures: The S&P 500 VIX Mid-Term Futures Index. The S&P 500 VIX Mid-Term Futures Index is designed to measure the return from a rolling long position in the fourth, fifth, sixth and seventh month VIX futures contracts.

Principal Investment Strategies

In seeking to achieve each Fund’s investment objective, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of investment positions that the Sponsor believes in combination should produce daily returns consistent with a Fund’s objective. The Sponsor relies upon a pre-determined model to generate orders that result in repositioning each Fund’s investments in accordance with their daily investment objectives. Each Geared Fund invests or will invest principally in any one of or combinations of Financial Instruments, including swap agreements, futures contracts, options on futures contracts or forward contracts with respect to the applicable Fund’s benchmark to the extent determined appropriate by the Sponsor. The types of commodity or currency interests in which each Commodity Fund, Commodity Index Fund or Currency Fund invests may vary daily. The Funds do not currently intend to invest directly in any commodity or currency but may invest directly in U.S. Treasury securities. Each VIX Fund intends to obtain exposure to its Index by investing in VIX futures contracts. Each Fund will also hold cash or cash equivalents such as U.S. Treasury securities or other high credit quality short-term fixed-income securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and collateralized repurchase agreements) that may be used as margin or serve as collateral for the Financial Instruments.

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

Information About Financial Instruments and Commodities Markets

Swap Agreements

Swap agreements are two-party contracts entered into primarily by institutional investors for a specified period ranging from a day to more than a year. In a standard swap transaction, the parties agree to exchange the returns on a particular predetermined investment, instrument or index in exchange for a fixed or floating rate of return (interest rate leg) in respect of a predetermined notional amount. The gross returns to be exchanged are calculated with respect to a notional amount and the benchmark returns to which the swap is linked. Swaps are usually entered into on a net basis, that is, the two payment streams are netted out in a cash settlement on the payment date or dates specified in the agreement with the parties receiving or paying, as the case may be, only the net amount of the two payments. In a typical swap agreement entered into by the ProShares Short Gold Fund or an UltraShort Fund, absent fees, transaction costs and interest, such Fund would be required to make payments to the swap counterparty in the event the benchmark increases and would be entitled to settlement payments in the event the benchmark decreases. In a typical swap agreement entered into by an Ultra Fund, absent fees, transaction costs and interest, the Ultra Fund would be entitled to settlement payments in the event the benchmark increases and would be required to make payments to the swap counterparty in the event the benchmark decreases. In the case of futures contracts based indices, such as those used by the Commodity Index Funds, no interest rate leg is payable.

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the amount which would be reflected on the Statement of Financial Condition. The notional amounts of the agreement reflect the extent of each Ultra Fund’s total investment exposure under the swap agreement. An UltraShort Fund’s exposure is not limited by the notional amount and its exposure is in theory potentially infinite as there is no fixed limit on the increase in any index value. The primary risks associated with the use of swap agreements arise from the imperfect correlation between movements in the notional amount and the price of the underlying investments and the inability of counterparties to perform. Each Fund bears the risk of loss of the net amount, if any, expected to be received under a swap agreement in the event of the default or bankruptcy of a swap counterparty. Each Fund enters into swap agreements only with large, established and well capitalized financial institutions that meet certain credit quality standards and monitoring policies. Each Fund intends to use various techniques to minimize credit risk including early termination or reset and payment, using different counterparties and limiting the net amount due from any individual counterparty.

Each Fund generally collateralizes swap agreements with cash and/or certain securities. Such collateral is generally held for the benefit of the counterparty in a segregated tri-party account at the custodian to protect the counterparty against non-payment by the Fund. In the event of a default by the counterparty, and the Fund is owed money in the swap transaction, the Fund will seek withdrawal of this collateral from the segregated account and may incur certain costs exercising its right with respect to the collateral. Each Fund may remain subject to credit risk with respect to the amounts it expects to receive from counterparties, as those amounts are not always similarly collateralized by the counterparty. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, the Fund may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding and may obtain only limited recovery or may obtain no recovery in such circumstances.

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

Futures Contracts

A futures contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of a commodity at a specified time and place or alternatively, may call for cash settlement as is the case with VIX futures contracts. Futures contracts are traded on a wide variety of commodities, including bonds, interest rates, agricultural products, stock indices, currencies, energy, metals, economic indicators and statistical measures. The size and length of futures contracts on a particular commodity are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller.

Certain futures contracts, such as VIX futures contracts (including the futures contracts that comprise each of the Short-Term Index and Mid-Term Index (“Index Components”)), as well as stock index contracts and certain commodity futures contracts, settle in cash, reflecting the difference between the contract purchase/sale price and the contract settlement price. The cash settlement mechanism avoids the potential for either side to have to deliver the underlying reference. For other futures contracts, the contractual obligations of a buyer and seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowing for brokerage commissions, constitutes the profit or loss to the trader.

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

The Index is designed to track rolling futures positions in a diversified basket of 19 exchange-traded futures contracts on physical commodities. The 19 physical commodities selected for 2010 are natural gas, crude oil, unleaded gasoline, heating oil, live cattle, lean hogs, wheat, corn, soybeans, soybean oil, aluminum, copper, zinc, nickel, gold, silver, sugar, cotton and coffee.

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

Dow Jones—UBS Natural Gas Sub-IndexSM

ProShares Short DJ-UBS Natural Gas is designed to track the inverse of the daily performance of the Dow Jones—UBS Natural Gas Sub-IndexSM. The Dow Jones—UBS Natural Gas Sub-IndexSM is intended to reflect the performance of natural gas as measured by the price of futures contracts of natural gas traded on the NYMEX, including roll costs, without regard to income earned on cash positions. The performance of the natural gas futures market is often very different than the performance of the physical natural gas market. The Index tracks what is known as a rolling futures position, which is a position where, on a periodic basis, futures contracts on physical commodities specifying delivery on a nearby date are sold prior to that date and futures contracts on physical commodities that have a more distant delivery date are purchased. An investor with a rolling futures position is able to avoid delivering (or taking delivery of) underlying physical commodities while maintaining exposure to those commodities. The roll for each Index component occurs over a period of five Dow Jones—UBS business days in certain months according to a pre-determined schedule. The exact roll methodology differs between certain commodities. The Index will reflect the performance of its underlying commodities, including roll costs, without regard to income earned on cash positions. Natural gas accounts for almost a quarter of U.S. energy consumption. The price of natural gas is established by the supply and demand conditions in the North American market, and more particularly, in the main refining center of the U.S. Gulf Coast. Demand for natural gas by consumers, as well as agricultural, manufacturing and transportation industries, determines overall demand for natural gas. Since the precursors of product demand are linked to economic activity, natural gas demand will tend to reflect economic conditions. However, other factors such as weather significantly influence natural gas demand.

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

Description of the S&P 500 VIX Short-Term Futures Index and S&P 500 VIX Mid-Term Futures Index (the “VIX Indexes”)

The VIX Funds seek to offer exposure to forward equity market volatility by obtaining exposure to the VIX Indexes, which are based on publicly traded VIX futures contracts. The VIX, which is not the Funds’ benchmark, is calculated based on the prices of put and call options on the S&P 500. The VIX Indexes are intended to reflect the returns that are potentially available through an unleveraged investment in the Index Components.

The Short-Term Index employs rules for selecting Index Components and a formula to calculate a level for the Index from the prices of these Index Components. Specifically, the Index Components represent the prices of two near-term VIX futures contracts, replicating a position that rolls the nearest month VIX futures to the next month VIX futures on a daily basis in equal fractional amounts. This results in a constant weighted average maturity of one-month. The roll period begins on the Tuesday prior to the monthly CBOE VIX futures settlement and runs through the Tuesday prior to the subsequent month’s CBOE VIX futures settlement date.

The Mid-Term Index also employs rules for selecting its Index Components and a formula to calculate a level for the Index from the prices of these Index Components. Specifically, the Index Components represent the prices for four contract months of VIX futures, representing a rolling long position in the fourth, fifth, sixth and seventh month VIX futures contracts. The Mid-Term Index rolls continuously throughout each month while maintaining positions in the fifth and sixth month contracts. This results in a constant weighted average maturity of five-months.

The level of each Index is calculated in accordance with the method described in “Composition and Calculation of the VIX Indexes—Composition of the VIX Indexes” below. The level of each Index in real time and at the close of trading on each Index business day will be published by Bloomberg L.P. under the following ticker symbols:

Index	Bloomberg Ticker Symbol
S&P 500 VIX Short-Term Futures Index	SPVXSPID
S&P 500 VIX Mid-Term Futures Index	SPVXMPID

The performance of the Indexes is influenced by the S&P 500 (and options thereon) and the VIX. A description of both the S&P 500 and the VIX follows:

The S&P 500

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P

U.S. Index Committee through a non-mechanical process that factors in criteria such as liquidity, price, market capitalization and financial viability. Reconstitution occurs both on a quarterly and ongoing basis. As of December 31, 2010, the S&P 500 included companies with capitalizations between $1.6 billion and $368.7 billion. The average capitalization of the companies comprising the Index was approximately $19.31 billion. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. S&P chooses companies for inclusion in the S&P 500 with the objective of achieving a distribution by broad industry groupings that approximates the distribution of these groupings in the common stock population of the U.S. equity market. S&P may from time-to-time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

THE VIX FUNDS ARE NOT SPONSORED, ENDORSED, SOLD OR PROMOTED BY S&P AND ITS AFFILIATES OR CBOE. S&P AND CBOE MAKE NO REPRESENTATION, CONDITION OR WARRANTY, EXPRESS OR IMPLIED, TO THE OWNERS OF THE VIX FUNDS OR ANY MEMBER OF THE PUBLIC REGARDING THE ADVISABILITY OF INVESTING IN SECURITIES GENERALLY OR IN THE VIX FUNDS PARTICULARLY OR THE ABILITY OF THE INDEXES TO TRACK THE PERFORMANCE OF CERTAIN FINANCIAL MARKETS AND/OR SECTIONS THEREOF AND/OR OF GROUPS OF ASSETS OR ASSET CLASSES. S&P’S AND CBOE’S ONLY RELATIONSHIP TO THE TRUST ON BEHALF OF ITS APPLICABLE SERIES AND THE SPONSOR IS THE LICENSING OF CERTAIN TRADEMARKS AND TRADE NAMES AND OF THE INDEXES WHICH ARE DETERMINED, COMPOSED AND CALCULATED BY S&P WITHOUT REGARD TO THE TRUST ON BEHALF OF ITS APPLICABLE SERIES AND THE SPONSOR OR THE VIX FUNDS. S&P HAS NO OBLIGATION TO TAKE THE NEEDS OF THE TRUST ON BEHALF OF ITS APPLICABLE SERIES AND THE SPONSOR OR THE OWNERS OF THE VIX FUNDS INTO CONSIDERATION IN DETERMINING, COMPOSING OR CALCULATING THE INDEXES. S&P AND CBOE ARE NOT RESPONSIBLE FOR AND HAVE NOT PARTICIPATED IN THE DETERMINATION OF THE PRICES AND AMOUNT OF THE VIX FUNDS OR THE TIMING OF THE ISSUANCE OR SALE OF THE VIX FUNDS OR IN THE DETERMINATION OR CALCULATION OF THE EQUATION BY WHICH THE VIX FUND SHARES ARE TO BE CONVERTED INTO CASH. S&P AND CBOE HAVE NO OBLIGATION OR LIABILITY IN CONNECTION WITH THE ADMINISTRATION, MARKETING, OR TRADING OF THE VIX FUNDS.

NEITHER S&P, ITS AFFILIATES NOR THIRD PARTY LICENSORS, INCLUDING CBOE, GUARANTEES THE ACCURACY AND/OR THE COMPLETENESS OF THE INDEXES OR ANY DATA INCLUDED THEREIN AND S&P, ITS AFFILIATES AND THEIR THIRD PARTY LICENSORS, INCLUDING CBOE, SHALL HAVE NO LIABILITY FOR ANY ERRORS, OMISSIONS, OR INTERRUPTIONS THEREIN. S&P AND CBOE MAKE NO WARRANTY, CONDITION OR REPRESENTATION, EXPRESS OR IMPLIED, AS TO RESULTS TO BE OBTAINED BY THE TRUST ON BEHALF OF ITS APPLICABLE SERIES AND THE SPONSOR, OWNERS OF THE VIX FUND, OR ANY OTHER PERSON OR ENTITY FROM THE USE OF THE INDEXES OR ANY DATA INCLUDED THEREIN. S&P AND CBOE MAKE NO EXPRESS OR IMPLIED WARRANTIES, REPRESENTATIONS OR CONDITIONS, AND EXPRESSLY DISCLAIM ALL WARRANTIES OR CONDITIONS OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE AND ANY OTHER EXPRESS OR IMPLIED WARRANTY OR CONDITION WITH RESPECT TO THE INDEXES OR ANY DATA INCLUDED THEREIN. WITHOUT LIMITING ANY OF THE FOREGOING, IN NO EVENT SHALL S&P, ITS AFFILIATES OR THEIR THIRD PARTY LICENSORS, INCLUDING CBOE, HAVE ANY LIABILITY FOR ANY SPECIAL, PUNITIVE, INDIRECT, OR CONSEQUENTIAL DAMAGES (INCLUDING LOST PROFITS) RESULTING FROM THE USE OF THE INDEXES OR ANY DATA INCLUDED THEREIN, EVEN IF NOTIFIED OF THE POSSIBILITY OF SUCH DAMAGES.

The VIX

The VIX is a benchmark index designed to measure the implied volatility of an index of large-cap U.S. stocks over 30 days in the future, and is calculated based on the prices of certain put and call options on the S&P 500. The VIX is reflective of the premium paid by investors for certain options linked to the level of the S&P 500. During periods of rising investor uncertainty, including periods of market instability, the implied level of volatility of the S&P 500 typically increases and, consequently, the prices of options linked to the S&P 500 typically increase (assuming all other relevant factors remain constant or have negligible changes). This, in turn, causes the level of the VIX to increase. The VIX has historically had a negative correlation to the S&P 500. The VIX was developed by the CBOE and is calculated, maintained and published by the CBOE. The CBOE has no obligation to continue to publish, and may discontinue the publication of, the VIX. The VIX is reported by Bloomberg L.P. under the ticker symbol “VIX.” The calculation of the VIX involves a formula that uses the prices of a weighted series of out-of-the money put and call options on the level of the S&P 500® Index (“SPX Options”) with two adjacent expiry terms to derive a constant 30-day forward measure of market volatility. The VIX is calculated independent of any particular option pricing model and in doing so seeks to eliminate any biases which may otherwise be included in using options pricing methodology based on certain assumptions. Although the VIX measures the 30-day forward volatility of the S&P 500 as implied by the SPX Options, 30-day options are only available once a month. To arrive at the VIX level, a broad range of out-of-the money SPX Options expiring on the two closest nearby months (“near term options” and “next term options,” respectively) are selected in order to bracket a 30-day calendar period. SPX Options having a maturity of less than eight days are excluded at the outset and, when the near term options have eight days or less left to expiration, the VIX rolls to the second and third contract months in order to minimize pricing anomalies that occur close to expiration. The model-free implied volatility using prices of the near term options and next term options are then calculated on a strike price weighted average basis in order to arrive at a single average implied volatility value for each month. The results of each of the two months are then interpolated to arrive at a single value with a constant maturity of 30 days to expiration.

Creation and Redemption of Shares

Each Fund creates and redeems Shares from time to time, but only in one or more Creation Units. A Creation Unit is a block of 50,000 Shares of a Geared Fund, or a block of 25,000 Shares of a VIX Fund. Creation Units may be created or redeemed only by Authorized Participants. Except when aggregated in Creation Units, the Shares are not redeemable securities.

Authorized Participants pay a fixed transaction fee of $500 in connection with each order to create or redeem a Creation Unit of Shares in order to compensate Brown Brothers Harriman & Co. (“BBH&Co.”) for services in processing the creation and redemption of Creation Units and to offset the costs of increasing or decreasing derivative positions. Authorized Participants may pay a variable transaction fee of up to 0.10% of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of transaction fee. The variable transaction fee is 0.022% for the Commodity Funds and Commodity Index Funds and 0.0% for the Currency Funds and the VIX Funds. The Sponsor will provide the Authorized Participant with prompt notice in advance of any such waiver or adjustment of transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors.

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

Creation Procedures

On any Business Day, an Authorized Participant may place an order with the Distributor to create one or more Creation Units. For purposes of processing both purchase and redemption orders, a “Business Day” means any day other than a day when any of the NYSE Arca, the New York Stock Exchange (the “NYSE”), and as applicable to the underlying benchmark, the Chicago Mercantile Exchange (“CME”), Chicago Board of Trade (“CBOT”), Intercontinental Exchange (“ICE”)/New York Board of Trade (“NYBOT”), London Metal Exchange (“LME”), NYMEX/Commodity Exchange (“COMEX”), CBOE or CBOE Futures Exchange (“CFE”) is closed for regular trading. Purchase orders must be placed one hour prior to the earliest applicable closing time of the exchange upon which a benchmarked commodity or component of an index trades or upon the platform which a currency is valued. If a purchase order is received prior to the applicable cut-off time, the day on which SEI receives a valid purchase order is the purchase order date. If the purchase order is received after the applicable cut-off time, the purchase order date will be the next day. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of such Creation Units, an Authorized Participant’s DTC account will be charged the nonrefundable transaction fee due for the purchase order.

Determination of Required Payment

The total payment required to create each Creation Unit is the NAV of 50,000 Shares of the applicable Geared Fund and 25,000 Shares of the applicable VIX Fund on the purchase order date plus the applicable transaction fee. Authorized Participants have a cut-off as shown in the table below.

Underlying Benchmark	Create/Redeem Cutoff	NAV Calculation Time
Silver	6:00 A.M. (Eastern Time)	7:00 A.M. (Eastern Time)*
Gold	9:00 A.M. (Eastern Time)	10:00 A.M. (Eastern Time)*
DJ-UBS Commodity	10:45 A.M. (Eastern Time)	2:30 P.M. (Eastern Time)
DJ-UBS Crude Oil	1:30 P.M. (Eastern Time)	2:30 P.M. (Eastern Time)
DJ-UBS Natural Gas	1:30 P.M. (Eastern Time)	2:30 P.M. (Eastern Time)
Euro	3:00 P.M. (Eastern Time)	4:00 P.M. (Eastern Time)
Yen	3:00 P.M. (Eastern Time)	4:00 P.M. (Eastern Time)
S&P VIX Short-Term Futures	12:00 P.M. (Eastern Time)	4:15 P.M. (Eastern Time)
S&P VIX Mid-Term Futures	12:00 P.M. (Eastern Time)	4:15 P.M. (Eastern Time)

*	For silver and gold, this time may vary due to differences in when daylight savings time is effective between London and New York. The actual times equate to noon London time for silver and 3:00 P.M. London time for gold.

Delivery of Cash

Cash required for settlement will typically be transferred to the Custodian through: (1) the Continuous Net Settlement (“CNS”) clearing process of the National Securities Clearing Corporation (“NSCC”), as such processes have been enhanced to effect creations and redemptions of Creation Units; or (2) the facilities of DTC on a Delivery Versus Payment (DVP) basis, which is the procedure in which the buyer’s payment for securities is due at the time of delivery. Security delivery and payment are simultaneous. If the Custodian does not receive the cash by the market close on the third Business Day following the purchase order date (T+3), such order may be charged interest for delayed settlement or cancelled. In the event a purchase order is cancelled, the Authorized Participant will be responsible for reimbursing the Fund for all costs associated with cancelling the order including costs for repositioning the portfolio. At its sole discretion, the Sponsor may agree to a delivery date other than T+3. The Creation Unit will be delivered to the Authorized Participant upon the Custodian’s receipt of the purchase amount.

Delivery of Exchange of Futures Contract for Related Position (“EFCRP”) Futures Contracts or Block Trades

In the event that the Sponsor shall have determined to permit the Authorized Participant to transfer futures contracts pursuant to an EFCRP or to engage in a block trade purchase of futures contracts from the Authorized Participant with respect to a VIX Fund, as well as to deliver cash, in the creation process, futures contracts required for settlement must be transferred directly to the VIX Fund’s account at its FCM. If the cash is not received by the market close on the third Business Day following the purchase order date (T+3); such order may be charged interest for delayed settlements or cancelled. In the event a purchase order is cancelled, the Authorized Participant will be responsible for reimbursing a VIX Fund for all costs associated with cancelling the order including costs for repositioning the portfolio. At its sole discretion, the Sponsor may agree to a delivery date other than T+3. The Creation Unit will be delivered to the Authorized Participant upon the Custodian’s receipt of the cash purchase amount and the futures contracts.

Suspension or Rejection of Purchase Orders

In respect of any Fund, the Sponsor may, in its discretion, suspend the right of repurchase, or postpone the purchase settlement date, (1) for any period during which any of the NYSE, NYSE Arca, CME, CBOT, ICE/NYBOT, LME, NYMEX/COMEX, CBOE or CFE is closed other than for customary holidays or weekend closings or when trading is suspended or restricted on such exchanges in any of the underlying commodities; (2) for any period during which an emergency exists as a result of which the fulfillment of a purchase order is not reasonably practicable; or (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Sponsor also may reject a purchase order if:

•	it determines that the purchase order is not in proper form;

•	the Sponsor believes that the purchase order would have adverse tax consequences to any Fund or its shareholders;

•	the order would be illegal; or

•	circumstances outside the control of the Sponsor make it, for all practical purposes, not feasible to process creations of Creation Units.

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

By placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the applicable Fund not later than noon (Eastern Time), on the third Business Day immediately following the redemption order date (T+3). By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant must wire to the Custodian the non-refundable transaction fee due for the redemption order or any proceeds due will be reduced by the amount of the fee payable. At its sole discretion, the Sponsor may agree to a delivery date other than T+3.

Upon request of an Authorized Participant made at the time of a redemption order, the Sponsor at its sole discretion may determine, in addition to delivering redemption proceeds, to transfer futures contracts to the Authorized Participant pursuant to an EFCRP or to a block trade sale of futures contracts to the Authorized Participant.

Determination of Redemption Proceeds

The redemption proceeds from a Fund consist of the cash redemption amount. The cash redemption amount is equal to the NAV of the number of Creation Unit(s) of such Fund requested in the Authorized Participant’s redemption order as of the time of the calculation of such Fund’s NAV on the redemption order date, less transaction fees.

Delivery of Redemption Proceeds

The redemption proceeds due from a Fund are delivered to the Authorized Participant at noon (Eastern Time), on the third Business Day immediately following the redemption order date if, by such time on such Business Day immediately following the redemption order date, a Fund’s DTC account has been credited with the Creation Units to be redeemed. The Fund should be credited through: (1) the CNS clearing process of NSCC, as such processes have been enhanced to effect creations and redemptions of Creation Units; or (2) the facilities of DTC on a Delivery Versus Payment basis. If a Fund’s DTC account has not been credited with all of the Creation Units to be redeemed by such time, the redemption distribution is delivered to the extent whole Creation Units are received. Any remainder of the redemption distribution is delivered on the next Business Day to the extent of remaining whole Creation Units received if the Sponsor receives the fee applicable to the extension of the redemption distribution date which the Sponsor may, from time-to-time, determine and the remaining Creation Units to be redeemed are credited to the Fund’s DTC account by noon (Eastern Time), on such next Business Day. Any further outstanding amount of the redemption order may be cancelled. The Authorized Participant will be responsible for reimbursing a Fund for all costs associated with cancelling the order including costs for repositioning the portfolio.

The Sponsor is also authorized to deliver the redemption distribution notwithstanding that the Creation Units to be redeemed are not credited to a Fund’s DTC account by noon (Eastern Time), on the third Business Day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Creation Units through DTC’s book-entry system on such terms as the Sponsor may determine from time-to-time.

In the event that the Authorized Participant shall have requested, and the Sponsor shall have determined to permit the Authorized Participant to receive futures contracts pursuant to an EFCRP, as well as the cash redemption proceeds, in the redemption process, futures contracts required for settlement shall be transferred directly from the Fund’s account at its FCM to the account of the Authorized Participant at its FCM.

Suspension or Rejection of Redemption Orders

In respect of any Fund, the Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which any of the NYSE, NYSE Arca, CME, CBOT, ICE/NYBOT, LME, NYMEX/COMEX, CBOE, or CFE is closed other than for customary holidays or weekend closings or when trading is suspended or restricted on such exchanges in any of the underlying commodities; (2) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable; or (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Sponsor will reject a redemption order if the order is not in proper form as described in the form of Authorized Participant Agreement or if the fulfillment of the order might be unlawful.

Creation and Redemption Transaction Fee

To compensate BBH for services in processing the creation and redemption of Creation Units and to offset some or all of the costs of increasing or decreasing derivative positions, an Authorized Participant is required to pay a fixed transaction fee of up to $500 per order to create or redeem Creation Units and a variable transaction fee of up to 0.10% of the value of a Creation Unit. An order may include multiple Creation Units. The transaction fee may be reduced, increased or otherwise changed by the Sponsor.

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

Fund	NAV Calculation Time
ProShares Ultra Silver	7:00 A.M. (Eastern Time)*
ProShares UltraShort Silver

ProShares Ultra Gold	10:00 A.M. (Eastern Time)*
ProShares Short Gold ProShares UltraShort Gold

ProShares Ultra DJ-UBS Commodity	2:30 P.M. (Eastern Time)
ProShares UltraShort DJ-UBS Commodity

ProShares Ultra DJ-UBS Crude Oil	2:30 P.M. (Eastern Time)
ProShares UltraShort DJ-UBS Crude Oil

ProShares Short DJ-UBS Natural Gas	2:30 P.M. (Eastern Time)

ProShares Ultra Euro	4:00 P.M. (Eastern Time)
ProShares UltraShort Euro

ProShares Ultra Yen	4:00 P.M. (Eastern Time)
ProShares UltraShort Yen

ProShares VIX Short-Term Futures ProShares VIX Mid-Term Futures	4:15 P.M. (Eastern Time)

*	For silver and gold, this time may vary due to differences in when daylight savings time is effective between London and New York. The actual times equate to noon London time for silver and 3:00 P.M. London time for gold.

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

All open futures contracts traded on a United States exchange are calculated at their then current market value, which is based upon the settlement price (for Funds benchmarked to the Dow Jones-UBS Crude Oil Sub-IndexSM and the Dow Jones-UBS Commodity IndexSM) or the last traded price before the NAV time (for Funds benchmarked to the London silver fix, the London PM gold fix, the Yen/USD and the Euro/USD), for that particular futures contract traded on the applicable United States exchange on the date with respect to which NAV is being determined. VIX futures contracts are based upon the settlement price or the last traded price before the NAV time on the date with respect to which the NAV is being determined. If a futures contract traded on a United States exchange could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day.

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

The Funds may use a variety of money market instruments to invest excess cash. Short-term bonds used in this capacity and expected to be held-to-maturity will be priced for net asset value purposes at amortized cost.

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

Purchases and Sales in the Secondary Market, on the NYSE Arca

Eight of the Leveraged Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, began trading on the NYSE Arca on November 25, 2008. Four of the Leveraged Funds, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares UltraShort Gold, began trading on the NYSE Arca on December 3, 2008. As of December 31, 2010, neither the Short Funds nor the VIX Funds had commenced trading operations. The Shares of each Leveraged Fund are listed on the NYSE Arca under the following symbols:

Fund	Ticker Symbol
ProShares Ultra DJ-UBS Commodity	UCD
ProShares UltraShort DJ-UBS Commodity	CMD
ProShares Ultra DJ-UBS Crude Oil	UCO
ProShares UltraShort DJ-UBS Crude Oil	SCO
ProShares Ultra Gold	UGL
ProShares UltraShort Gold	GLL
ProShares Ultra Silver	AGQ
ProShares UltraShort Silver	ZSL
ProShares Ultra Euro	ULE
ProShares UltraShort Euro	EUO
ProShares Ultra Yen	YCL
ProShares UltraShort Yen	YCS

An application has been made to list the Shares of each Short Fund and each VIX Fund shown below on the NYSE Arca under the following symbols:

Fund	Ticker Symbol
ProShares Short DJ-UBS Natural Gas	NGP
ProShares Short Gold	SAU
ProShares VIX Short-Term Futures ETF	VIXY
ProShares VIX Mid-Term Futures ETF	VIXM

Secondary market purchases and sales of Shares are subject to ordinary brokerage commissions and charges. The Shares of each Leveraged Fund and VIX Fund trade, and the Shares of each Short Fund will trade, on the NYSE Arca, like any other exchange-listed security.

Fees and Expenses

Organization and Offering Expenses

The Trust has paid expenses incurred in connection with organizing each Leveraged Fund and the initial offering of each Leveraged Fund’s Shares, and the Sponsor did not charge its fee in the first year of operations of each Leveraged Fund in an amount equal to the organization and offering expenses. The Sponsor reimbursed each Leveraged Fund to the extent that its organizational and offering costs exceeded 0.95% of its average daily NAV for the first year of operations.

The Sponsor will not collect any fee in the first year of operation of each VIX Fund in an amount equal to the offering fees. The Sponsor will reimburse each VIX Fund to the extent that its offering costs exceed 0.85% of its average daily NAV for the first year or operations. Normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund are paid by the Sponsor.

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

Management Fee

Each Geared Fund pays or will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each VIX Fund will pay the Sponsor a management fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV. No other management fee is paid by the Funds. The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Funds that the Sponsor pays directly.

Licensing Fee

The Sponsor pays Dow Jones—UBS a licensing fee for each Dow Jones—UBS sub-index used as a benchmark for a Commodity Index Fund. The Sponsor will pay S&P a licensing fee for use of the Index as a benchmark for the VIX Funds.

Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor pays all of the routine operational, administrative and other ordinary expenses of each Fund, generally, as determined by the Sponsor, including, but not limited to, fees and expenses of the Administrator, Custodian, Distributor, and Transfer Agent, accounting and audit fees and expenses, tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding .021% per annum of the NAV of a Fund, FINRA filing fees, individual K-1 preparation and mailing fees not exceeding .10% per annum of the NAV of a Fund, and report preparation and mailing expenses.

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

Brokerage Commissions and Fees

Each Fund, except the VIX Funds, pays all of its brokerage commissions, including applicable exchange fees, NFA fees and give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investments in CFTC regulated investments. The Sponsor will pay brokerage commissions on futures contracts for the VIX Funds.

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

The Leveraged Funds have limited operating history and the Short and VIX Funds have no operating history, and, as a result, investors have only a limited performance history, if any, to serve as a factor for evaluating an investment in any Fund.

The Leveraged Funds have limited performance history and the Short and VIX Funds have no operating history upon which to evaluate an investor’s investment in the Funds. Although past performance is not necessarily indicative of future results, if the Funds had longer performance histories in the case of the Leveraged Funds, or any performance history in the case of the Short or VIX Funds, such performance histories might (or might not) provide investors with more information on which to evaluate an investment in a Fund. Likewise, each benchmark has a limited history which might (or might not) be indicative of the future results of such benchmark, or of the future performance of each applicable Fund. Therefore, investors will have to make their decision to invest in each Fund on the basis of limited information.

While close tracking of any Fund to its benchmark may be achieved, several factors may affect their ability to consistently achieve this correlation.

While the Funds expect to meet their investment objectives, several factors may affect their ability to do so. Among these factors are: (1) a Fund’s expenses, including fees, transaction costs and the cost of the investment techniques employed by that Fund (such as costs related to the purchase, sale and storage of the commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by a Fund); (2) less than all of the commodities in the relevant benchmark index being held by a Commodity Index Fund or its weighting of investment exposure to such commodities being different from that of the relevant benchmark index; (3) an imperfect correlation between the performance of instruments held by a Fund, such as swaps, futures contracts and/or forward contracts, and the performance of the applicable underlying commodities indices, commodities or currencies in the cash market; (4) bid-ask spreads; (5) holding instruments traded in a market that has become illiquid or disrupted; (6) a Fund’s share prices being rounded to the nearest cent; (7) changes to a benchmark index that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions.

Over time, the cumulative percentage increase or decrease in the NAV of the Shares of a Geared Fund may diverge significantly from a multiple, the inverse or an inverse multiple of the cumulative percentage decrease or increase in the relevant benchmark due to the risks associated with the use of leverage, correlation risk and compounding risk.

Each of the Geared Funds use investment techniques that may be considered aggressive, including the use of futures contracts, options on futures contracts, securities and indexes, forward contracts, swap agreements and similar instruments. The Geared Funds’ investment in Financial Instruments may involve a small investment relative to the amount of investment exposure assumed and may result in losses exceeding the amounts invested. Such instruments, particularly when used to create leverage, may expose the Funds to potentially dramatic changes (losses or gains) in the value of the instruments and imperfect correlation between the value of the instruments and the security or index. The use of aggressive investment techniques also exposes the Geared Funds to risks different from, or possibly greater than, the risks associated with investing directly in securities contained in an index underlying a Fund’s benchmark, including: (1) the risk that there may be imperfect correlation between the price of Financial Instruments and movements in the prices of the underlying securities; (2) the risk that a Financial Instrument is mispriced; (3) credit or counterparty risk on the amount the Fund expects to receive from a counterparty; (4) the risk that securities prices, interest rates and currency markets will move adversely and the Fund will incur significant losses; (5) the risk that the cost of holding a Financial Instrument might exceed its total return; (6) the risk of the Fund not achieving its daily investment objective will be more acute when the index to which a Fund is benchmarked has an extreme one-day move approaching 50% and (7) the possible absence of a liquid secondary market for any particular Financial Instrument and/or possible exchange-imposed price fluctuation limits, which may make it difficult or impossible to adjust a Fund’s position in a particular Financial Instrument when desired.

A number of factors may affect a Geared Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that a Fund will achieve a high degree of correlation. Failure to achieve a high degree of correlation may prevent a Geared Fund from achieving its investment objective. A number of factors may adversely affect a Geared Fund’s correlation with its benchmark, including fees, expenses, transaction costs, costs and risks associated with the use of leveraged investment techniques, income items, accounting standards and disruptions or illiquidity in the markets for the securities or Financial Instruments in which a Fund invests. A Geared Fund may not have investment exposure to all of the commodities or currencies comprising its underlying benchmark, or its weighting of investment exposure to such commodities or currencies may be different from that of the index. In addition, a Geared Fund may invest in commodities or currencies or Financial Instruments comprising its benchmark. A Geared Fund may be subject to large movements of assets into and out of the Fund, potentially resulting in the Fund being over- or under-exposed to its benchmark. Activities surrounding annual index reconstitutions and other index rebalancing or reconstitution events may hinder a Geared Fund’s ability to meet its daily investment objective on that day. Each Geared Fund seeks to rebalance its portfolio daily to keep leverage consistent with its daily investment objective.

The Geared Funds are “geared” funds in the sense that they have investment objectives to match a multiple, the inverse or a multiple of the inverse of the performance of an index on a given day. The Funds are subject to all of the correlation risks described above. In addition, there is a special form of correlation risk that derives from such Funds’ having a single day investment objective in combination with the use of leverage, which is that for periods greater than one day, the effect of compounding may cause the performance of a Fund to be either greater than or less than the index performance (or the inverse of the index performance) times the stated multiple in the Fund objective, before accounting for fees and fund expenses. This effect can be even more significant in the case of the Leveraged Funds due to the use of leverage. The Geared Funds are designed to provide leveraged (e.g. 200%), inverse (e.g.-100%) or inverse leveraged (e.g. -200%) results on a daily basis (before fees and expenses).

The hypothetical example below illustrates how Geared Fund returns can behave for periods longer than one day. Take a hypothetical fund XYZ that seeks to double the daily performance of index XYZ. On each day, fund XYZ performs in line with its objective (200% of the index’s daily performance before fees and expenses). Notice that over the entire five-day period, the fund’s total return is considerably less than double that of the period return of the index. For the five-day period, index XYZ gained 5.1% while fund XYZ gained 9.8%. In other scenarios, the return of a daily rebalanced fund could be greater than double the index’s return.

	Index XYZ		Fund XYZ
	Level	Daily Performance	Daily Performance	Net Asset Value
Start	100.0			$100.00
Day 1	103.0	3.0%	6.0%	$106.00
Day 2	99.9	-3.0%	-6.0%	$99.64
Day 3	103.9	4.0%	8.0%	$107.61
Day 4	101.3	-2.5%	-5.0%	$102.23
Day 5	105.1	3.7%	7.4%	$109.80

Total Return	5.1%		9.8%

This effect is caused by compounding, which exists in all investments, but has a more significant impact in a Leveraged Fund. In general, during periods of higher index volatility, compounding will cause longer term results to be less than two times (or minus two times) the return of the index. This effect becomes more pronounced as volatility increases. Conversely, in periods of lower index volatility, fund returns over longer periods can be higher than two times (or minus two times) the return of the index. Actual results for a particular period, before fees and expenses, are also dependent on the magnitude of the index return in addition to the index volatility. Similar effects exist for Short Funds.

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

One-Year Simulation: Index Flat (0%)

(Annualized Index Volatility 25%)

One-Year Simulation: Index Up 15%

(Annualized Index Volatility 25%)

One-Year Simulation: Index Down 15%

(Annualized Index Volatility 25%)

Index	Historical Five-Year Average Volatility Rate
Dow Jones—UBS Commodity IndexSM	21.36%
Dow Jones—UBS Crude Oil Sub-IndexSM	38.65%
Dow Jones—UBS Natural Gas Sub-IndexSM	48.22%
The daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London	22.54%
The daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London	39.86%
The U.S. Dollar price of the Euro	10.65%
The U.S. Dollar price of the Japanese Yen	11.70%

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

Price volatility, which is exacerbated by the use of leverage in the case of Leveraged Funds, may possibly cause the total loss of an investor’s investment and may adversely impact performance over periods longer than one day.

Swap agreements, futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes, which will be magnified by the leveraged positions of the Geared Funds. Consequently, investors could lose all or substantially all of their investment in such a Fund.

Each of the Leveraged and Short Funds are “geared” funds in the sense that each has an investment objective to match a multiple, the inverse or an inverse multiple of the performance of a benchmark on a given day. These Funds are subject to the correlation risks described in the preceding risk factor. In addition, as described above, there is a special form of correlation risk that derives from daily rebalancing of the Geared Funds, which is that for periods greater than one day, the daily rebalancing of a Geared Fund’s exposure tends to cause the performance of a Geared Fund to be either greater than, or less than, the benchmark performance times the stated multiple in the fund objective.

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

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to Twice (200%) the Daily Performance of an Index.

One Year Index Performance	200% One Year Index Performance	Index Volatility

		0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%
-60%	-120%	-84.0%	-84.0%	-84.2%	-84.4%	-84.6%	-85.0%	-85.4%	-85.8%	-86.4%	-86.9%	-87.5%	-88.2%	-88.8%
-55%	-110%	-79.8%	-79.8%	-80.0%	-80.2%	-80.5%	-81.0%	-81.5%	-82.1%	-82.7%	-83.5%	-84.2%	-85.0%	-85.9%
-50%	-100%	-75.0%	-75.1%	-75.2%	-75.6%	-76.0%	-76.5%	-77.2%	-77.9%	-78.7%	-79.6%	-80.5%	-81.5%	-82.6%
-45%	-90%	-69.8%	-69.8%	-70.1%	-70.4%	-70.9%	-71.6%	-72.4%	-73.2%	-74.2%	-75.3%	-76.4%	-77.6%	-78.9%
-40%	-80%	-64.0%	-64.1%	-64.4%	-64.8%	-65.4%	-66.2%	-67.1%	-68.2%	-69.3%	-70.6%	-72.0%	-73.4%	-74.9%
-35%	-70%	-57.8%	-57.9%	-58.2%	-58.7%	-59.4%	-60.3%	-61.4%	-62.6%	-64.0%	-65.5%	-67.1%	-68.8%	-70.5%
-30%	-60%	-51.0%	-51.1%	-51.5%	-52.1%	-52.9%	-54.0%	-55.2%	-56.6%	-58.2%	-60.0%	-61.8%	-63.8%	-65.8%
-25%	-50%	-43.8%	-43.9%	-44.3%	-45.0%	-46.0%	-47.2%	-48.6%	-50.2%	-52.1%	-54.1%	-56.2%	-58.4%	-60.8%
-20%	-40%	-36.0%	-36.2%	-36.6%	-37.4%	-38.5%	-39.9%	-41.5%	-43.4%	-45.5%	-47.7%	-50.2%	-52.7%	-55.3%
-15%	-30%	-27.8%	-27.9%	-28.5%	-29.4%	-30.6%	-32.1%	-34.0%	-36.1%	-38.4%	-41.0%	-43.7%	-46.6%	-49.6%
-10%	-20%	-19.0%	-19.2%	-19.8%	-20.8%	-22.2%	-23.9%	-26.0%	-28.3%	-31.0%	-33.8%	-36.9%	-40.1%	-43.5%
-5%	-10%	-9.8%	-10.0%	-10.6%	-11.8%	-13.3%	-15.2%	-17.5%	-20.2%	-23.1%	-26.3%	-29.7%	-33.3%	-37.0%
0%	0%	0.0%	-0.2%	-1.0%	-2.2%	-3.9%	-6.1%	-8.6%	-11.5%	-14.8%	-18.3%	-22.1%	-26.1%	-30.2%
5%	10%	10.3%	10.0%	9.2%	7.8%	5.9%	3.6%	0.8%	-2.5%	-6.1%	-10.0%	-14.1%	-18.5%	-23.1%
10%	20%	21.0%	20.7%	19.8%	18.3%	16.3%	13.7%	10.6%	7.0%	3.1%	-1.2%	-5.8%	-10.6%	-15.6%
15%	30%	32.3%	31.9%	30.9%	29.3%	27.1%	24.2%	20.9%	17.0%	12.7%	8.0%	3.0%	-2.3%	-7.7%
20%	40%	44.0%	43.6%	42.6%	40.8%	38.4%	35.3%	31.6%	27.4%	22.7%	17.6%	12.1%	6.4%	0.5%
25%	50%	56.3%	55.9%	54.7%	52.8%	50.1%	46.8%	42.8%	38.2%	33.1%	27.6%	21.7%	15.5%	9.0%
30%	60%	69.0%	68.6%	67.3%	65.2%	62.4%	58.8%	54.5%	49.5%	44.0%	38.0%	31.6%	24.9%	17.9%
35%	70%	82.3%	81.8%	80.4%	78.2%	75.1%	71.2%	66.6%	61.2%	55.3%	48.8%	41.9%	34.7%	27.2%
40%	80%	96.0%	95.5%	94.0%	91.6%	88.3%	84.1%	79.1%	73.4%	67.0%	60.1%	52.6%	44.8%	36.7%
45%	90%	110.3%	109.7%	108.2%	105.6%	102.0%	97.5%	92.2%	86.0%	79.2%	71.7%	63.7%	55.4%	46.7%
50%	100%	125.0%	124.4%	122.8%	120.0%	116.2%	111.4%	105.6%	99.1%	91.7%	83.8%	75.2%	66.3%	57.0%
55%	110%	140.3%	139.7%	137.9%	134.9%	130.8%	125.7%	119.6%	112.6%	104.7%	96.2%	87.1%	77.5%	67.6%

One Year Index Performance	200% One Year Index Performance	Index Volatility

		0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%
60%	120%	156.0%	155.4%	153.5%	150.3%	146.0%	140.5%	134.0%	126.5%	118.1%	109.1%	99.4%	89.2%	78.6%

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to the Inverse (-100%) of the Daily Performance of an Index.

One Year Index Performance	Inverse of One Year Index Performance	Index Volatility

		0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%
-60%	60%	150.0%	149.4%	147.5%	144.4%	140.2%	134.9%	128.5%	121.2%	113.0%	104.2%	94.7%	84.7%	74.4%
-55%	55%	122.2%	121.7%	120.0%	117.3%	113.5%	108.8%	103.1%	96.6%	89.4%	81.5%	73.1%	64.2%	55.0%
-50%	50%	100.0%	99.5%	98.0%	95.6%	92.2%	87.9%	82.8%	76.9%	70.4%	63.3%	55.8%	47.8%	39.5%
-45%	45%	81.8%	81.4%	80.0%	77.8%	74.7%	70.8%	66.2%	60.9%	54.9%	48.5%	41.6%	34.4%	26.9%
-40%	40%	66.7%	66.3%	65.0%	63.0%	60.1%	56.6%	52.3%	47.5%	42.0%	36.1%	29.8%	23.2%	16.3%
-35%	35%	53.8%	53.5%	52.3%	50.4%	47.8%	44.5%	40.6%	36.1%	31.1%	25.6%	19.8%	13.7%	7.3%
-30%	30%	42.9%	42.5%	41.4%	39.7%	37.3%	34.2%	30.6%	26.4%	21.7%	16.7%	11.3%	5.6%	-0.3%
-25%	25%	33.3%	33.0%	32.0%	30.4%	28.1%	25.3%	21.9%	18.0%	13.6%	8.9%	3.8%	-1.5%	-7.0%
-20%	20%	25.0%	24.7%	23.8%	22.2%	20.1%	17.4%	14.2%	10.6%	6.5%	2.1%	-2.6%	-7.6%	-12.8%
-15%	15%	17.6%	17.4%	16.5%	15.0%	13.0%	10.5%	7.5%	4.1%	0.3%	-3.9%	-8.4%	-13.1%	-17.9%
-10%	10%	11.1%	10.8%	10.0%	8.6%	6.8%	4.4%	1.5%	-1.7%	-5.3%	-9.3%	-13.5%	-17.9%	-22.5%
-5%	5%	5.3%	5.0%	4.2%	2.9%	1.1%	-1.1%	-3.8%	-6.9%	-10.3%	-14.0%	-18.0%	-22.2%	-26.6%
0%	0%	0.0%	-0.2%	-1.0%	-2.2%	-3.9%	-6.1%	-8.6%	-11.5%	-14.8%	-18.3%	-22.1%	-26.1%	-30.2%
5%	-5%	-4.8%	-5.0%	-5.7%	-6.9%	-8.5%	-10.5%	-13.0%	-15.7%	-18.8%	-22.2%	-25.8%	-29.6%	-33.6%
10%	-10%	-9.1%	-9.3%	-10.0%	-11.1%	-12.7%	-14.6%	-16.9%	-19.6%	-22.5%	-25.8%	-29.2%	-32.8%	-36.6%
15%	-15%	-13.0%	-13.3%	-13.9%	-15.0%	-16.5%	-18.3%	-20.5%	-23.1%	-25.9%	-29.0%	-32.3%	-35.7%	-39.3%
20%	-20%	-16.7%	-16.9%	-17.5%	-18.5%	-19.9%	-21.7%	-23.8%	-26.3%	-29.0%	-31.9%	-35.1%	-38.4%	-41.9%
25%	-25%	-20.0%	-20.2%	-20.8%	-21.8%	-23.1%	-24.8%	-26.9%	-29.2%	-31.8%	-34.7%	-37.7%	-40.9%	-44.2%
30%	-30%	-23.1%	-23.3%	-23.8%	-24.8%	-26.1%	-27.7%	-29.7%	-31.9%	-34.5%	-37.2%	-40.1%	-43.2%	-46.3%
35%	-35%	-25.9%	-26.1%	-26.7%	-27.6%	-28.8%	-30.4%	-32.3%	-34.5%	-36.9%	-39.5%	-42.3%	-45.3%	-48.3%
40%	-40%	-28.6%	-28.7%	-29.3%	-30.2%	-31.4%	-32.9%	-34.7%	-36.8%	-39.1%	-41.7%	-44.4%	-47.2%	-50.2%
45%	-45%	-31.0%	-31.2%	-31.7%	-32.6%	-33.7%	-35.2%	-37.0%	-39.0%	-41.2%	-43.7%	-46.3%	-49.0%	-51.9%
50%	-50%	-33.3%	-33.5%	-34.0%	-34.8%	-35.9%	-37.4%	-39.1%	-41.0%	-43.2%	-45.6%	-48.1%	-50.7%	-53.5%
55%	-55%	-35.5%	-35.6%	-36.1%	-36.9%	-38.0%	-39.4%	-41.0%	-42.9%	-45.0%	-47.3%	-49.8%	-52.3%	-55.0%
60%	-60%	-37.5%	-37.7%	-38.1%	-38.9%	-40.0%	-41.3%	-42.9%	-44.7%	-46.7%	-49.0%	-51.3%	-53.8%	-56.4%

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to Twice the Inverse (-200%) of the Daily Performance of an Index.

One Year Index Performance	200% Inverse of One Year Index Performance	Index Volatility

		0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%
-60%	120%	525.0%	520.3%	506.5%	484.2%	454.3%	418.1%	377.1%	332.8%	286.7%	240.4%	195.2%	152.2%	112.2%
-55%	110%	393.8%	390.1%	379.2%	361.6%	338.0%	309.4%	277.0%	242.0%	205.6%	169.0%	133.3%	99.3%	67.7%
-50%	100%	300.0%	297.0%	288.2%	273.9%	254.8%	231.6%	205.4%	177.0%	147.5%	117.9%	88.9%	61.4%	35.8%
-45%	90%	230.6%	228.1%	220.8%	209.0%	193.2%	174.1%	152.4%	128.9%	104.6%	80.1%	56.2%	33.4%	12.3%
-40%	80%	177.8%	175.7%	169.6%	159.6%	146.4%	130.3%	112.0%	92.4%	71.9%	51.3%	31.2%	12.1%	-5.7%
-35%	70%	136.7%	134.9%	129.7%	121.2%	109.9%	96.2%	80.7%	63.9%	46.5%	28.9%	11.8%	-4.5%	-19.6%
-30%	60%	104.1%	102.6%	98.1%	90.8%	81.0%	69.2%	55.8%	41.3%	26.3%	11.2%	-3.6%	-17.6%	-30.7%
-25%	50%	77.8%	76.4%	72.5%	66.2%	57.7%	47.4%	35.7%	23.1%	10.0%	-3.2%	-16.0%	-28.3%	-39.6%
-20%	40%	56.3%	55.1%	51.6%	46.1%	38.6%	29.5%	19.3%	8.2%	-3.3%	-14.9%	-26.2%	-36.9%	-46.9%
-15%	30%	38.4%	37.4%	34.3%	29.4%	22.8%	14.7%	5.7%	-4.2%	-14.4%	-24.6%	-34.6%	-44.1%	-53.0%
-10%	20%	23.5%	22.5%	19.8%	15.4%	9.5%	2.3%	-5.8%	-14.5%	-23.6%	-32.8%	-41.7%	-50.2%	-58.1%
-5%	10%	10.8%	10.0%	7.5%	3.6%	-1.7%	-8.1%	-15.4%	-23.3%	-31.4%	-39.6%	-47.7%	-55.3%	-62.4%
0%	0%	0.0%	-0.7%	-3.0%	-6.5%	-11.3%	-17.1%	-23.7%	-30.8%	-38.1%	-45.5%	-52.8%	-59.6%	-66.0%
5%	-10%	-9.3%	-10.0%	-12.0%	-15.2%	-19.6%	-24.8%	-30.8%	-37.2%	-43.9%	-50.6%	-57.2%	-63.4%	-69.2%
10%	-20%	-17.4%	-18.0%	-19.8%	-22.7%	-26.7%	-31.5%	-36.9%	-42.8%	-48.9%	-55.0%	-61.0%	-66.7%	-71.9%
15%	-30%	-24.4%	-25.0%	-26.6%	-29.3%	-32.9%	-37.3%	-42.3%	-47.6%	-53.2%	-58.8%	-64.3%	-69.5%	-74.3%

One Year Index Performance	200% Inverse of One Year Index Performance	Index Volatility

		0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%
20%	-40%	-30.6%	-31.1%	-32.6%	-35.1%	-38.4%	-42.4%	-47.0%	-51.9%	-57.0%	-62.2%	-67.2%	-72.0%	-76.4%
25%	-50%	-36.0%	-36.5%	-37.9%	-40.2%	-43.2%	-46.9%	-51.1%	-55.7%	-60.4%	-65.1%	-69.8%	-74.2%	-78.3%
30%	-60%	-40.8%	-41.3%	-42.6%	-44.7%	-47.5%	-50.9%	-54.8%	-59.0%	-63.4%	-67.8%	-72.0%	-76.1%	-79.9%
35%	-70%	-45.1%	-45.5%	-46.8%	-48.7%	-51.3%	-54.5%	-58.1%	-62.0%	-66.0%	-70.1%	-74.1%	-77.9%	-81.4%
40%	-80%	-49.0%	-49.4%	-50.5%	-52.3%	-54.7%	-57.7%	-61.1%	-64.7%	-68.4%	-72.2%	-75.9%	-79.4%	-82.7%
45%	-90%	-52.4%	-52.8%	-53.8%	-55.5%	-57.8%	-60.6%	-63.7%	-67.1%	-70.6%	-74.1%	-77.5%	-80.8%	-83.8%
50%	-100%	-55.6%	-55.9%	-56.9%	-58.5%	-60.6%	-63.2%	-66.1%	-69.2%	-72.5%	-75.8%	-79.0%	-82.1%	-84.9%
55%	-110%	-58.4%	-58.7%	-59.6%	-61.1%	-63.1%	-65.5%	-68.2%	-71.2%	-74.2%	-77.3%	-80.3%	-83.2%	-85.9%
60%	-120%	-60.9%	-61.2%	-62.1%	-63.5%	-65.4%	-67.6%	-70.2%	-73.0%	-75.8%	-78.7%	-81.5%	-84.2%	-86.7%

The foregoing tables are intended to isolate the effect of benchmark volatility and benchmark performance on the return of a leveraged fund. The Geared Funds’ actual returns may be significantly greater or less than the returns shown above as a result of any of the factors discussed above or under the preceding risk factor describing correlation risks.

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

Investors may be adversely affected by creation or redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

The Funds may, in their discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which the NYSE Arca, NYSE, CME, CBOT, ICE/NYBOT, LME, NYMEX/COMEX, CBOE or CFE is closed, other than for customary holidays or weekends, or when trading is restricted or suspended or restricted on such exchanges in any of the underlying commodities, (2) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, (3) any period during which the gold bullion U.S. Dollar p.m. fixing price for delivery in London has not been established; or (4) such other period as the Sponsor determines to be necessary for the protection of the shareholders of a Fund. In addition, the Funds will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of the applicable Fund declines during the period of delay. The Funds disclaim any liability for any loss or damage that may result from any such suspension or postponement. Suspension of creation privileges may adversely impact how Fund Shares are traded and arbitraged on the Exchange, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

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

The impact of changes in the price of a physical commodity will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of an underlying commodity will negatively impact the daily performance of Shares of a Short Fund and an UltraShort Fund and daily decreases in the price of an underlying commodity will negatively impact the daily performance of Shares of an Ultra Fund. For information regarding how the volatility of an index can have a negative effect on performance over time, see “—Price volatility, which is exacerbated by the use of leverage, may possibly cause the total loss of an investor’s investment and may adversely impact performance over periods longer than one day.”

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

With regard to the VIX Funds, several factors may affect the price and/or liquidity of VIX futures contracts and other assets, if any, owned by a Fund, including, but not limited to:

•

Prevailing market prices and forward volatility levels of the U.S. stock markets, the equity securities included in the S&P 500 and prevailing market prices of options on the S&P 500, the VIX, options on the VIX, the relevant VIX futures contracts, or any other financial instruments related to the S&P 500 and the VIX or VIX futures;

•	Interest rates;

•

Economic, financial, political, regulatory, geographical, biological or judicial events that affect the level of an Index or the market price or forward volatility of the U.S. stock markets, the equity securities included in the S&P 500, the VIX or the relevant futures or option contracts on the VIX;

•	Supply and demand as well as hedging activities in the listed and OTC equity derivative markets; and

•	Disruptions in trading of the S&P 500, futures contracts on the S&P 500 or options on the S&P 500.

These factors interrelate in complex ways, and the effect of one factor on the market value of the VIX Funds may offset or enhance the effect of another factor.

The NAV may not always correspond to market price and, as a result, investors may be adversely affected by the creation or redemption of Creation Units at a value that differs from the market price of the Shares.

The NAV per share of the Shares of a Fund changes as fluctuations occur in the market value of the Fund’s portfolio. Investors should be aware that the public trading price of a number of Shares of a Fund otherwise amounting to a Creation Unit may be different from the NAV of an actual Creation Unit (i.e., 50,000 individual Shares may trade at a premium over, or a discount to, NAV of a Creation Unit of Shares of a Geared Fund, and 25,000 individual Shares may trade at a premium over, or a discount to, NAV of a Creation Unit of Shares of a VIX Fund) and similarly the public trading price per Share of the Fund may be different from the NAV per Share of the Fund. Consequently, an Authorized Participant may be able to create or redeem a Creation Unit of Shares of a Fund at a discount or a premium to the public trading price per Share of the Fund. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares of a Fund are closely related, but not identical, to the same forces influencing the price of an underlying commodity or the VIX futures contracts comprising the applicable VIX Index at any point in time. Investors also should note that the size of each Fund in terms of total assets held may change substantially over time and from time-to-time as Creation Units are created and redeemed.

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

The value of a Share of a Fund may be influenced by nonconcurrent trading hours between the NYSE Arca and the exchange on which the futures contracts or commodities underlying the applicable benchmark are traded. While the Shares of each Leveraged Fund and VIX Fund trade and the Shares of each Short Fund will trade on the NYSE Arca from 9:30 A.M. to 4:00 P.M. (Eastern Time), the futures contracts or commodities underlying a benchmark may be traded during different time frames. Consequently, liquidity in the futures contracts or commodities underlying the applicable benchmark will be reduced after the close of trading at the applicable commodities exchange. As a result, during the time when the NYSE Arca is open and the applicable commodities exchange is closed, trading spreads and the resulting premium or discount on the Shares of a Fund may widen, and, therefore, increase the difference between the price of the Shares of a Fund and the NAV of such Shares.

In the case of the Geared Funds, the use of leverage and/or short positions should be considered to be speculative and could result in the total loss of an investor’s investment.

The Leveraged Funds use leveraged investment techniques in seeking to achieve their respective investment objectives. Leverage should cause a Leveraged Fund to lose more money in market environments adverse to its daily investment objectives than a Fund that does not employ leverage, which could result in the total loss of an investor’s investment.

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

The number of commodities or currencies to which a Fund is benchmarked may impact volatility, which could adversely affect an investment in the Shares.

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

Failure of the commodity, currency or volatility markets, as the case may be, to exhibit low to negative correlation to general financial markets will reduce benefits of diversification and may exacerbate losses to an investor’s portfolio.

Historically, returns of the commodity markets, currency markets, VIX or VIX futures contracts, as the case may be, have tended to exhibit low to negative correlation with the returns of other assets such as stocks and bonds. Although commodity or currency futures trading and VIX futures contracts can provide a diversification benefit to investor portfolios because of its low to negative correlation with other financial assets, the fact that a benchmark is not 100% negatively correlated with financial assets such as stocks and bonds means that each respective Fund cannot be expected to be automatically profitable during unfavorable periods for the stock or bond market, or vice versa. If the Shares perform in a manner that correlates with the general financial markets or do not perform successfully, investors will obtain no diversification benefits by investing in the Shares and the Shares may produce no gains to offset their losses from other investments. Furthermore, there is no historical data regarding the correlation of daily rebalanced leveraged and short investments in commodities and/or currencies to other asset classes.

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

A Fund constitutes a new, and thus untested, type of investment vehicle. A Fund competes with other financial vehicles, including other commodity or currency pools, as the case may be, hedge funds, traditional debt and equity securities issued by companies in the commodities or currency industry, other securities backed by or linked to such commodities or currency, and direct investments in the underlying commodities or currency or commodity or currency futures contracts or VIX futures contracts. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities or currencies or in the Index Components directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

The presence of “contango” in the market prices of benchmark commodity future contracts will generally adversely affect the value of Ultra Funds and the VIX Funds, and the presence of “backwardation” in the market prices of benchmark commodity future contracts will generally adversely affect the value of Short and UltraShort Funds.

In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in August 2010 may specify an October 2010 expiration. For an Ultra Fund and a VIX Fund, as that contract nears expiration, it may be replaced by selling the October 2010 contract and purchasing the contract expiring in December 2010. This process is referred to as “rolling”. Rolling may have a positive or negative impact on performance. For example, historically, the prices of crude oil have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the October 2010 contract would take place at a price that is higher than the price at which the December 2010 contract is purchased, thereby creating a gain in connection with rolling. While crude oil has historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund or a VIX Fund that invests in such futures and positively affect a Short or UltraShort Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling would be expected to adversely affect a Short or UltraShort Fund that invests in such futures and positively affect an Ultra Fund or a VIX Fund that invests in such futures.

Since the introduction of VIX futures contracts, there have frequently been periods where VIX futures prices reflect higher expected volatility levels further out in time. This can result in a loss from “rolling” the VIX futures to maintain the constant weighted average maturity of the VIX futures index. Losses from exchanging a lower priced VIX future for a higher priced longer-term futures contract in the rolling process would adversely affect the value of each VIX Index and the VIX Funds and, accordingly, decrease the return of the VIX Funds.

Gold and silver historically exhibit persistent “contango” markets rather than backwardation. Natural gas, like crude oil, moved in and out of periods of backwardation and contango but historically has been in contango most commonly. It is generally believed this is because the market needs to build inventories for most of the year in order to have enough in storage to make it through a normal winter. Periods of backwardation are typically thought to be caused by demand shocks or supply shortages such as an unusually cold winter or hurricane.

The Geared Funds, other than ProShares Short DJ-UBS Natural Gas, are subject to counterparty risks, credit risks and other risks associated with swap agreements and forward contracts, which could result in significant losses to such Funds.

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

Each Fund seeks to match or track a multiple, the inverse or an inverse multiple of a benchmark on a daily basis (and, with respect to the VIX Funds, over time) at all times even during periods in which the applicable benchmark is flat as well as when a benchmark is moving in a manner which causes a Fund’s NAV to decline, thereby causing losses to such Fund.

The Funds are not actively managed by traditional methods, which typically involve effecting changes in the composition of a portfolio on the basis of judgments relating to economic, financial and market considerations with a view toward obtaining positive results under all market conditions. Rather, the Sponsor seeks to cause the NAV to track, on a daily basis, the inverse of a benchmark, in the case of the Short Funds, or in the case of the Ultra Funds or the UltraShort Funds a multiple or an inverse multiple of a Fund’s benchmark at all times, even during periods in which a benchmark is flat or moving in a manner which causes the NAV of the Funds to decline. Similarly, the Sponsor seeks to cause the NAV of the VIX Funds to track, over a single day and over time, the applicable VIX Index, even during periods in which a VIX Index is flat or moving in a manner which causes the NAV of a Fund to decline. It is possible to lose money over time when an underlying benchmark is up for the corresponding Ultra Fund or down for the corresponding Short or UltraShort Fund, due to the effects of daily rebalancing, volatility and compounding.

Investors may not be able to profit if the market value of the underlying benchmark moves against such investment.

An Ultra Fund is expected to rise as a result of any daily upward price movement in its underlying benchmark. The Short Funds and UltraShort Funds are expected to rise as a result of any daily downward price movement in a benchmark.

If the price of a relevant benchmark decreases on a given day, the corresponding Short Fund or UltraShort Fund should generally profit and the Ultra Fund should generally suffer a loss. If the price of a relevant benchmark increases on a given day, the corresponding Ultra Fund should generally profit and the Short Fund or UltraShort Fund should generally suffer a loss. Therefore, the investment experience of investors who plan to invest in any one of the Funds will depend upon selection of the appropriate Fund in light of the price movements of the underlying benchmark. Such selection may become unprofitable in the future if the price of the benchmark changes direction or may even become unprofitable over time regardless of index direction.

Certain investors who decide to invest in any combination of the Ultra Fund Shares, the Short Fund Shares or UltraShort Fund Shares relating to the same underlying benchmark may, nevertheless, suffer losses if the investor’s investment mix between the Ultra Fund Shares, the Short Fund Shares and the UltraShort Fund Shares is biased in one direction and the market price of the relevant benchmark moves in the opposite direction.

A Geared Fund’s exposure to the commodities or currencies markets may subject the Fund to greater volatility than investments in traditional securities, which may adversely affect an investor’s investment in that Fund.

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

Each Fund indirectly is subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.95% per annum of each Geared Fund’s average daily NAV, and 0.85% per annum of each VIX Fund’s average daily NAV. Additional charges may include other fees as applicable. The Index will reflect the performance of its underlying commodities, including roll costs, without regard to income earned on cash positions.

Possible illiquid markets may exacerbate losses.

Swap agreements and forward contracts may entail breakage costs if terminated prior to the final maturity date and futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when governments may take or be subject to political actions which disrupt the markets in their major commodities exports and imports, can also make it difficult to liquidate a position or find a swap or forward contract counterparty at a reasonable cost. Swap agreements may entail breakage costs if terminated prior to the final maturity date.

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

Calculating the NAV of each Fund includes, in part, any unrealized profits or losses on open swap agreements, futures or forward contracts. Under normal circumstances, the NAV of each Fund reflects the value of its corresponding benchmark and, if applicable, the price of futures contracts held by the Fund, as of the time the NAV is being calculated. However, if any of the futures contracts or swap agreements held by a Fund traded on an exchange could not be purchased or sold on a day when a Fund is accepting creation and redemption orders (due to the operation of daily limits or other rules of the exchange or otherwise), a Fund may be improperly exposed which could cause it to fail to meet its stated investment objective. Alternatively, the Fund may attempt to calculate the fair value of such instruments. In such a situation, there is a risk that the calculation of the relevant benchmark, and therefore, the NAV of the applicable Fund on such day, may not accurately reflect the realizable market value of the futures contracts underlying such benchmark.

Risks Related to the Funds’ Shares

The lack of active trading markets for the Shares of a Fund may result in losses on investors’ investments at the time of disposition of his, her, or its Shares.

Although the Shares of each Fund are or will be listed and traded on the NYSE Arca, there can be no guarantee that an active trading market for the Shares of any Fund will develop or be maintained. If investors need to sell their Shares at a time when no active market for them exists, the price investors receive for their Shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist.

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

Trading in Shares of a Fund may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares of a Fund inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified decline or rise in a market index (e.g., Dow Jones Industrial Average) or in the price of the Fund Shares. There can be no assurance that the requirements necessary to maintain the listing of the Shares of a Fund will continue to be met or will remain unchanged. A Fund will be terminated if its Shares are delisted.

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

The value of the Shares will be adversely affected if the Funds are required to indemnify the Trustee.

Under the Amended and Restated Trust Agreement of the Trust, as may be further amended and restated from time to time (the “Trust Agreement”), the Trustee has the right to be indemnified for any liability or expense incurred without gross negligence or willful misconduct. That means the Sponsor may require the assets of a Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the NAV of one or more Funds.

Although the Shares of each Fund are limited liability investments, certain circumstances such as bankruptcy of a Fund or indemnification of a Fund by the shareholder will increase a shareholder’s liability.

The Shares of each Fund are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, shareholders could be required, as a matter of bankruptcy law, to return to the estate of a Fund any distribution they received at a time when such Fund was in fact insolvent or in violation of the Trust Agreement.

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

Under current law, long-term capital gains are taxed to non-corporate investors at a maximum United States federal income tax rate of 15%. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time and this rate is currently scheduled to increase to 20% for tax years beginning after December 31, 2012.

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

Provisions in the Dodd-Frank Act include the requirement that position limits on commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the Dodd-Frank Act and applicable regulations; and the forced use of clearinghouse mechanisms for many OTC derivative transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in OTC contracts,

The CFTC, SEC and other federal regulators have been tasked with developing the rules and regulations enacting the provisions of the Dodd-Frank Act. Because there is a one-year period prescribed in which most of the mandated rulemaking and regulations will be implemented, it is not possible at this time to gauge the exact nature and scope of the impact of the Dodd-Frank Act on any of the Funds, but it is expected that swap dealers, major market participants and swap counterparties, including the Funds, will experience new and/or additional regulations, requirements, compliance burdens and associated costs. The new law and the rules to be promulgated may negatively impact a Fund’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. In particular, new position limits imposed on a Fund or its counterparties may impact that Fund’s ability to invest in a manner that efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of a Fund’s investments and cost of doing business, which could adversely affect investors.

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

In the event of bankruptcy or insolvency of any exchange or a clearing house, a Fund could experience a loss of the funds deposited through its FCM as margin with the exchange or clearing house, a loss of any profits on its open positions on the exchange, and the loss of unrealized profits on its closed positions on the exchange.

Risks Related to the VIX Funds

In addition to the risks described elsewhere in this “Risk Factors” section, the following risks apply to the VIX Funds.

The VIX Funds are benchmarked to either the Short-Term Index or the Mid-Term Index. They are not benchmarked to the VIX or actual realized volatility of the S&P 500.

The level of each VIX Index is based on the value of the relevant Index Components. Each VIX Fund is benchmarked to its respective VIX Index and the VIX Funds are not linked to the VIX (which is a measure of implied volatility of the S&P 500 over the next 30 days derived from option prices), to realized volatility of the S&P 500 or to the options that underlie the VIX calculation. Each VIX Fund should be expected to perform very differently from the VIX over all periods of time. Furthermore, because each VIX Fund may invest in VIX futures contracts other than the Index Components, the VIX Funds may perform differently than their respective VIX Indexes. In many cases the VIX Indexes, and by extension the VIX Funds, will significantly underperform the VIX.

VIX futures contracts are not directly based on a tradable underlying asset.

The VIX is not directly investable. The settlement price at maturity of VIX futures contracts are based on the calculation that determines the level of the VIX. As a result, the behavior of the VIX futures contracts may be different from traditional futures contracts whose settlement price is based on a specified tradable asset.

The VIX Indexes and VIX futures have limited historical information.

The VIX Indexes were created in December 2008 and the S&P has published limited information about how the VIX Indexes would have performed had they been calculated in the past. In addition, VIX futures contracts have traded freely only since March 26, 2004, and not all futures of all relevant maturities have traded at all times since that date. Because the VIX Indexes and the VIX futures that underlie them are of recent origin and limited or no historical performance data exists with respect to them, your investment in a VIX Fund may involve a greater risk than investing in alternate instruments linked to one or more indexes with an established record of performance. A longer history of actual performance may have been helpful in providing more reliable information on which to assess the validity of the proprietary methodology that the Indexes make use of as the basis for an investment decision.

The policies of S&P and the CBOE and changes that affect the composition and valuation of the S&P 500, the VIX, the Short-Term Index or Mid-Term Index could affect the value of an investment in a VIX Fund’s Shares.

The policies of S&P and the CBOE concerning the calculation of the level of the S&P 500, the VIX, Short-Term Index and Mid-Term Index, and any additions, deletions or substitutions of equity securities, options or futures contracts in the above indexes, respectively, and the manner in which changes affecting the equity securities, options contracts or futures contracts are reflected in the indexes outlined above, could affect the level of such indexes and, therefore, the value of VIX Fund Shares. S&P can add, delete, or substitute the equity securities underlying the S&P 500 or the futures contracts underlying the Short-Term Index and Mid-Term Index, or make other methodological changes that could change the level of the S&P 500 or such Indexes. The changing of equity securities included in the S&P 500 may affect the S&P 500, as a newly added equity security may perform significantly better or worse than the equity security or securities it replaces. Such a change may also affect the value of the put and call options used to calculate the level of the VIX. The changing of the futures contracts underlying the Short-Term Index and the Mid-Term Index may affect the performance of the Indexes in similar ways. Additionally, S&P may alter, discontinue or suspend calculation or dissemination of the S&P 500 or any of the VIX Indexes. Any of these actions could adversely affect the value of VIX Fund Shares. S&P has no obligation to consider shareholder interests in calculating or revising the S&P 500 or the VIX Indexes. The CBOE can make methodological changes to the calculation of the VIX that could affect the value of VIX futures contracts and, consequently, the value of VIX Fund Shares. There can be no assurance that the CBOE will not change the VIX calculation methodology in a way which may affect the value of VIX Fund Shares. Additionally, CBOE may alter, discontinue or suspend calculation or dissemination of the VIX and/or the exercise settlement value. Any of these actions could adversely affect the value of VIX Fund Shares. Calculation of the VIX may not be possible or feasible under certain events or circumstances that are beyond the reasonable control of the Sponsor, which in turn may adversely impact both the VIX and/or the Shares, as applicable. Additionally, Index calculations may be disrupted by rollover disruptions, rebalancing disruptions and/or market emergencies, which may have an adverse effect on the value of the Shares.

The VIX Indexes may in the future include contracts that are not traded on a regulated futures exchange.

The VIX Indexes are currently based solely on futures contracts traded on regulated futures exchanges (referred to in the United States as “designated control markets”). If these exchange-traded futures cease to exist, the VIX Indexes may also cease to exist or may in the future include OTC contracts (such as swap contracts) traded on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such contracts, and the manner in which price and volumes are reported by the relevant trading facilities, may not be subject to the provisions of, and protections afforded by, the CEA, or other applicable statutes and regulations that govern trading on regulated U.S. or U.K. futures exchanges. In addition, many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities, and the inclusion of such contracts in a VIX Index, may be subject to certain risks not presented by U.S. or U.K. exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

The VIX is a highly volatile index and VIX futures are amongst the most volatile futures contracts. A VIX Fund’s exposure to its Index may subject that Fund to greater volatility than investments in traditional securities, which may adversely affect an investor’s investment in that Fund.

The VIX and VIX futures contracts have experienced high volatility in the past and are expected to experience high volatility in the futures. Because the Index Components underlying each VIX Index are VIX futures contracts, the VIX Indexes, and by extension, the VIX Funds may be subject to greater volatility than investments in traditional securities.

The level of the VIX has historically reverted to a long-term mean level and is subject to the risk associated with reversion to its mean. Accordingly, investors should not expect the VIX Funds to retain any appreciation in value over extended periods of time.

In the past, the level of the VIX has typically reverted over the longer term to a historical mean, and its absolute level has been constrained within a band. It is likely that the spot level of the VIX will continue to be constrained in the future. This means that the level of VIX futures and the Indexes also likely will be constrained within a band and mean reverting over time. Unlike conventional stock-based indexes and funds, it is not expected that the VIX Indexes or the VIX Funds will generally rise over time. Rather the VIX Indexes and the VIX Funds will rise and fall (or fall and rise) as volatility increases and decreases (or decreases and increases). For most investors this likely implies that the VIX Funds should only be used as a short-term tactical tool or for diversification purposes rather than an investment in anticipation of long-term gains.

When economic uncertainty recedes and there is an associated decrease in expected volatility, the value of VIX futures contracts will likely also decrease and the potential upside of your investment in the VIX Funds will correspondingly be limited as a result.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

The Trust and certain officers are defendants (along with several other parties) in a consolidated class action styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935, filed in the United States District Court for the Southern District of New York. The complaint, as amended, alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by issuing untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs, allegedly failing to adequately disclose the Funds’ investment objectives and risks. The six Funds of the Trust named in the complaint are ProShares Ultra Silver, ProShares UltraShort Gold, ProShares Ultra Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil, and ProShares UltraShort Silver. The Trust believes the complaint is without merit and that the anticipated outcome will not adversely impact the operation of the Trust or any of its Funds.

Item 4.	(Removed and Reserved).

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares UltraShort Gold, commenced trading on the NYSE Arca on December 3, 2008. The Short Funds and the VIX Funds have not yet commenced investment operations. The following tables set forth the ranges of reported high and low sales prices of each Fund’s Shares as reported on the NYSE Arca for the periods indicated below.

Fiscal Year 2010

Fund	High	Low
ProShares Ultra DJ-UBS Commodity
First Quarter	$30.56	$22.25
Second Quarter	26.98	20.89
Third Quarter	27.73	21.50
Fourth Quarter	36.66	26.66
ProShares UltraShort DJ-UBS Commodity*
First Quarter	$93.00	$66.90
Second Quarter	96.50	72.45
Third Quarter	88.00	66.50
Fourth Quarter	69.65	47.80
ProShares Ultra DJ-UBS Crude Oil*
First Quarter	$55.64	$37.72
Second Quarter	58.08	32.32
Third Quarter	45.28	32.64
Fourth Quarter	50.64	39.24
ProShares UltraShort DJ-UBS Crude Oil*
First Quarter	$87.70	$60.40
Second Quarter	93.70	54.35
Third Quarter	84.95	60.80
Fourth Quarter	67.05	50.15
ProShares Ultra Gold
First Quarter	$49.89	$40.28
Second Quarter	57.63	46.19
Third Quarter	61.36	48.02
Fourth Quarter	71.81	61.35
ProShares UltraShort Gold
First Quarter	$55.85	$45.90
Second Quarter	47.85	22.00
Third Quarter	43.61	33.48
Fourth Quarter	33.46	27.72
ProShares Ultra Silver
First Quarter	$69.59	$41.55
Second Quarter	72.71	54.30
Third Quarter	85.28	54.45
Fourth Quarter	159.34	84.11
ProShares UltraShort Silver*
First Quarter	$242.00	$152.00
Second Quarter	164.80	120.16
Third Quarter	145.68	87.92

Fourth Quarter	88.96	39.12
ProShares Ultra Euro
First Quarter	$31.06	$25.80
Second Quarter	27.28	20.73
Third Quarter	26.92	21.82
Fourth Quarter	29.18	24.35
ProShares UltraShort Euro
First Quarter	$21.54	$18.16
Second Quarter	26.39	20.30
Third Quarter	23.79	19.82
Fourth Quarter	21.63	18.12
ProShares Ultra Yen
First Quarter	$28.90	$25.81
Second Quarter	28.65	25.17
Third Quarter	32.24	28.47
Fourth Quarter	34.22	31.20
ProShares UltraShort Yen
First Quarter	$21.51	$19.23
Second Quarter	21.83	18.84
Third Quarter	18.98	16.57
Fourth Quarter	16.91	15.46

*	See Note 10 of the Notes to Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Fiscal Year 2009

Fund	High	Low
ProShares Ultra DJ-UBS Commodity
First Quarter	$25.02	$16.35
Second Quarter	26.44	17.56
Third Quarter	26.63	19.27
Fourth Quarter	28.78	22.56
ProShares UltraShort DJ-UBS Commodity*
First Quarter	$169.15	$119.15
Second Quarter	144.95	91.95
Third Quarter	123.20	82.20
Fourth Quarter	97.20	71.55
ProShares Ultra DJ-UBS Crude Oil*
First Quarter	$74.60	$23.08
Second Quarter	58.40	27.20
Third Quarter	55.00	36.44
Fourth Quarter	60.00	42.04
ProShares UltraShort DJ-UBS Crude Oil*
First Quarter	$298.80	$112.70
Second Quarter	180.85	77.55
Third Quarter	118.75	76.15
Fourth Quarter	88.80	61.25
ProShares Ultra Gold
First Quarter	$40.63	$26.17
Second Quarter	37.80	29.28
Third Quarter	39.60	31.54
Fourth Quarter	55.75	37.71
ProShares UltraShort Gold
First Quarter	$22.62	$14.00
Second Quarter	18.09	13.63
Third Quarter	16.03	12.38
Fourth Quarter	12.94	8.45

ProShares Ultra Silver
First Quarter	$50.85	$25.85
Second Quarter	57.32	32.01
Third Quarter	64.10	33.86
Fourth Quarter	75.57	52.92
ProShares UltraShort Silver*
First Quarter	$82.76	$39.28
Second Quarter	55.24	28.16
Third Quarter	43.92	19.76
Fourth Quarter	23.32	14.64
ProShares Ultra Euro
First Quarter	$30.76	$23.39
Second Quarter	30.55	24.73
Third Quarter	32.35	28.37
Fourth Quarter	34.39	29.76
ProShares UltraShort Euro
First Quarter	$25.80	$19.93
Second Quarter	23.79	19.06
Third Quarter	20.35	17.55
Fourth Quarter	20.18	16.20
ProShares Ultra Yen
First Quarter	$30.74	$23.46
Second Quarter	26.38	22.66
Third Quarter	28.62	23.51
Fourth Quarter	33.94	26.41
ProShares UltraShort Yen
First Quarter	$25.68	$19.87
Second Quarter	26.33	22.52
Third Quarter	24.05	19.95
Fourth Quarter	22.40	18.40

*	See Note 10 of the Notes to Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

The approximate number of holders of the Shares of each Fund as of December 31, 2010 was as follows:

Fund	Number of Holders
ProShares Ultra DJ-UBS Commodity	1,016
ProShares UltraShort DJ-UBS Commodity	144
ProShares Ultra DJ-UBS Crude Oil	12,101
ProShares UltraShort DJ-UBS Crude Oil	4,096
ProShares Ultra Gold	8,494
ProShares UltraShort Gold	6,134
ProShares Ultra Silver	12,310
ProShares UltraShort Silver	5,576
ProShares Ultra Euro	505
ProShares UltraShort Euro	20,179
ProShares Ultra Yen	234
ProShares UltraShort Yen	15,310

Total:	86,099

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2010. The Funds have no obligation to make periodic distributions to Shareholders.

(b)

The Trust initially registered Shares on Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all Shares registered and re-allocated the remaining amount of the Shares registered among the Funds pursuant to its Registration Statement on Form S-3 (No. 333-163511), which was declared effective on December 4, 2009, as supplemented, and registered additional Shares and Funds pursuant to Post-Effective Amendment No. 1 to that Registration Statement, which was declared effective on May 28, 2010, as supplemented. Substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions. Each Geared Fund continuously offers and redeems or will continuously offer and redeem its Shares in blocks of 50,000 Shares and each VIX Fund continuously offers and redeems its Shares in blocks of 25,000. The Short Funds and the VIX Funds have not yet commenced investment operations.

Title of Securities Registered	Amount Registered As of December 31, 2010	Shares Sold For the Three Months Ended December 31, 2010		Sale Price of Shares Sold For the Three Months Ended December 31, 2010	Shares Sold For the Year Ended December 31, 2010		Sale Price of Shares Sold For the Year Ended December 31, 2010
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$300,000,000	150,000		$4,520,022	400,000		$10,478,092
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	$300,000,000	10,000	*	$606,820	50,000	*	$3,976,994
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest	$3,000,000,000	4,175,000	*	$174,539,835	29,262,500	*	$1,162,325,334
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest	$1,500,000,000	4,180,000	*	$243,525,545	9,150,000	*	$569,014,790
ProShares Short DJ-UBS Natural Gas Common Units of Beneficial Interest	$1,000,000,000	—		$—	—		$—
ProShares Ultra Gold Common Units of Beneficial Interest	$1,000,000,000	400,000		$25,395,975	1,800,000		$93,908,829
ProShares Short Gold Common Units of Beneficial Interest	$500,000,000	—		$—	—		$—
ProShares UltraShort Gold Common Units of Beneficial Interest	$1,000,000,000	500,000		$16,292,907	2,100,000		$82,715,498
ProShares Ultra Silver Common Units of Beneficial Interest	$1,000,000,000	1,300,000		$167,747,558	2,700,000		$244,471,386
ProShares UltraShort Silver Common Units of Beneficial Interest	$1,000,000,000	2,000,000	*	$105,624,181	2,667,500	*	$196,300,406
ProShares Ultra Euro Common Units of Beneficial Interest	$500,000,000	—		$—	850,000		$20,023,154
ProShares UltraShort Euro Common Units of Beneficial Interest	$1,403,506,872	16,400,000		$316,587,122	35,700,000		$737,508,814
ProShares Ultra Yen Common Units of Beneficial Interest	$500,000,000	50,000		$1,618,629	100,000		$3,077,318
ProShares UltraShort Yen Common Units of Beneficial Interest	$500,000,000	4,900,000		$78,864,282	14,050,000		$256,674,572
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$800,000,000	—		$—	—		$—
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$500,000,000	—		$—	—		$—
Total:	$14,803,506,872	34,065,000		$1,135,322,876	98,830,000		$3,380,475,187

*	See Note 10 of the Notes to Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

b)	From October 1, 2010 through December 31, 2010, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Ultra DJ-UBS Commodity
10/01/10 to 10/31/10	—	$—
11/01/10 to 11/30/10	—	—
12/01/10 to 12/31/10	—	—
ProShares UltraShort DJ-UBS Commodity
10/01/10 to 10/31/10	—	—
11/01/10 to 11/30/10	—	—
12/01/10 to 12/31/10	—	—
ProShares Ultra DJ-UBS Crude Oil*
10/01/10 to 10/31/10	3,325,000	43.01
11/01/10 to 11/30/10	1,562,500	45.23
12/01/10 to 12/31/10	4,275,000	47.25
ProShares UltraShort DJ-UBS Crude Oil*
10/01/10 to 10/31/10	460,000	64.38
11/01/10 to 11/30/10	1,160,000	62.48
12/01/10 to 12/31/10	560,000	54.08
ProShares Ultra Gold
10/01/10 to 10/31/10	—	—
11/01/10 to 11/30/10	—	—
12/01/10 to 12/31/10	—	—
ProShares UltraShort Gold
10/01/10 to 10/31/10	—	—
11/01/10 to 11/30/10	—	—
12/01/10 to 12/31/10	—	—
ProShares Ultra Silver
10/01/10 to 10/31/10	100,000	92.08
11/01/10 to 11/30/10	50,000	129.63
12/01/10 to 12/31/10	—	—
ProShares UltraShort Silver*
10/01/10 to 10/31/10	—	—
11/01/10 to 11/30/10	212,500	53.03
12/01/10 to 12/31/10	—	—
ProShares Ultra Euro
10/01/10 to 10/31/10	50,000	28.00
11/01/10 to 11/30/10	100,000	26.95
12/01/10 to 12/31/10	—	—
ProShares UltraShort Euro
10/01/10 to 10/31/10	—	—
11/01/10 to 11/30/10	7,500,000	19.14
12/01/10 to 12/31/10	1,000,000	20.44
ProShares Ultra Yen
10/01/10 to 10/31/10	—	—
11/01/10 to 11/30/10	100,000	33.63
12/01/10 to 12/31/10	—	—
ProShares UltraShort Yen
10/01/10 to 10/31/10	—	—
11/01/10 to 11/30/10	850,000	16.66
12/01/10 to 12/31/10	600,000	16.38
Total:	21,905,000	$35.17

*	See Note 10 of the Notes to Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

Financial Highlights for the years ended December 31, 2010 and December 31, 2009 and the period ended December 31, 2008 for each Fund are summarized below and should be read in conjunction with the Funds’ audited financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K.

PROSHARES ULTRA DJ-UBS COMMODITY

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$18,200,144	$19,759,132	$3,367,988
Total shareholders’ equity at end of period	18,186,658	19,743,932	3,325,011
Net investment income (loss)	(101,507)	(159,995)	(2,396)
Net realized and unrealized gain (loss)	2,964,022	5,272,629	(223,668)
Net income (loss)	2,862,515	5,112,634	(226,064)
Net increase (decrease) in net asset value per share	8.16	6.05	(2.84)

PROSHARES ULTRASHORT DJ-UBS COMMODITY

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$1,605,496	$3,143,524	$3,314,130
Total shareholders’ equity at end of period	1,440,073	2,924,426	2,679,883
Net investment income (loss)	(24,504)	(34,690)	(2,783)
Net realized and unrealized gain (loss)	(638,367)	(2,269,710)	181,766
Net income (loss)	(662,871)	(2,304,400)	178,983
Net increase (decrease) in net asset value per share*	(25.11)	(60.86)	8.97

PROSHARES ULTRA DJ-UBS CRUDE OIL

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$264,616,122	$359,277,448	$107,259,658
Total shareholders’ equity at end of period	228,133,077	323,819,670	99,772,943
Net investment income (loss)	(2,867,437)	(2,745,473)	(40,674)
Net realized and unrealized gain (loss)	124,409,546	126,094,280	9,956,997
Net income (loss)	121,542,109	123,348,807	9,916,323
Net increase (decrease) in net asset value per share*	(0.50)	(8.62)	(40.88)

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$143,897,039	$78,978,388	$20,975,904
Total shareholders’ equity at end of period	132,214,257	76,656,626	14,502,399
Net investment income (loss)	(784,150)	(785,316)	(11,201)
Net realized and unrealized gain (loss)	12,590,308	(16,268,045)	(717,759)
Net income (loss)	11,806,158	(17,053,361)	(728,960)
Net increase (decrease) in net asset value per share*	(17.59)	(76.58)	20.02

PROSHARES ULTRA GOLD

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$259,766,273	$168,695,905	$28,531,021
Total shareholders’ equity at end of period	259,562,075	156,476,709	27,736,722
Net investment income (loss)	(1,595,925)	(1,247,200)	(10,430)
Net realized and unrealized gain (loss)	90,914,726	35,041,207	1,721,234
Net income (loss)	89,318,801	33,794,007	1,710,804
Net increase (decrease) in net asset value per share	25.14	13.26	5.82

PROSHARES ULTRASHORT GOLD

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$80,883,630	$68,671,532	$4,094,070
Total shareholders’ equity at end of period	77,732,507	67,602,811	3,875,093
Net investment income (loss)	(592,970)	(402,783)	(2,370)
Net realized and unrealized gain (loss)	(43,229,362)	(17,512,830)	(659,607)
Net income (loss)	(43,822,332)	(17,915,613)	(661,977)
Net increase (decrease) in net asset value per share	(24.04)	(44.46)	(28.13)

PROSHARES ULTRA SILVER

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$547,399,463	$158,775,881	$10,310,952
Total shareholders’ equity at end of period	547,003,919	145,416,382	10,011,149
Net investment income (loss)	(1,723,966)	(758,694)	(3,611)
Net realized and unrealized gain (loss)	273,334,878	36,175,592	133,347
Net income (loss)	271,610,912	35,416,898	129,736
Net increase (decrease) in net asset value per share	99.26	28.43	3.60

PROSHARES ULTRASHORT SILVER

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$109,346,452	$68,157,270	$2,062,984
Total shareholders’ equity at end of period	99,032,781	64,516,145	1,960,071
Net investment income (loss)	(538,873)	(388,903)	(1,870)
Net realized and unrealized gain (loss)	(102,617,003)	(37,791,186)	(583,959)
Net income (loss)	(103,155,876)	(38,180,089)	(540,829)
Net increase (decrease) in net asset value per share*	(148.48)	(595.66)	(215.97)

PROSHARES ULTRA EURO

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$7,735,783	$7,815,430	$4,569,933
Total shareholders’ equity at end of period	7,729,684	7,531,857	4,386,411
Net investment income (loss)	(92,663)	(60,716)	(2,894)
Net realized and unrealized gain (loss)	24,901	562,024	430,635
Net income (loss)	(67,762)	501,308	427,741
Net increase (decrease) in net asset value per share	(4.37)	0.89	4.24

PROSHARES ULTRASHORT EURO

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$472,081,034	$100,901,360	$7,374,140
Total shareholders’ equity at end of period	444,412,995	100,847,786	7,331,163
Net investment income (loss)	(2,805,812)	(349,729)	(3,574)
Net realized and unrealized gain (loss)	23,450,767	(8,506,207)	(342,153)
Net income (loss)	20,644,955	(8,855,936)	(345,727)
Net increase (decrease) in net asset value per share	1.61	(2.27)	(4.05)

PROSHARES ULTRA YEN

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$5,027,843	$4,240,477	$3,089,602
Total shareholders’ equity at end of period	5,024,240	3,921,267	2,845,053
Net investment income (loss)	(38,091)	(36,723)	(2,671)
Net realized and unrealized gain (loss)	1,426,351	(356,330)	347,374
Net income (loss)	1,388,260	(393,053)	344,703
Net increase (decrease) in net asset value per share	7.35	(2.31)	3.45

PROSHARES ULTRASHORT YEN

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$223,993,625	$67,536,287	$2,209,595
Total shareholders’ equity at end of period	207,685,813	67,487,917	2,166,617
Net investment income (loss)	(1,213,282)	(348,942)	(2,148)
Net realized and unrealized gain (loss)	(43,102,207)	(1,312,337)	(331,585)

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Net income (loss)	(44,315,489)	(1,661,279)	(333,733)
Net increase (decrease) in net asset value per share	(5.75)	(0.24)	(3.34)

*	See Note 10 of the Notes to Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

As further described in Item 1 of this Annual Report on Form 10-K, each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the daily performance of its corresponding benchmark. Each “Short” Fund will seek daily investment results (before fees and expenses) that correspond to the inverse (opposite) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the inverse (opposite) of the daily performance of its corresponding benchmark. The Short Funds, together with the Leveraged Funds are referred to as the “Geared Funds” in this Annual Report on Form 10-K. Each VIX Fund seeks daily investment results (before fees and expenses) that match the performance of a benchmark. Each VIX Fund intends to obtain exposure to its VIX Futures Index by investing in futures contracts. Each of the Geared Funds generally invests or will invest in Financial Instruments (i.e., commodity-based or currency-based instruments whose value is derived from the value of an underlying asset, rate or index) as a substitute for investing directly in a commodity or currency in order to gain exposure to the commodity index, commodity or currency. The Financial Instruments in which ProShares Short Natural Gas will invest are limited to futures contracts. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results and may include futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts.

Each Geared Fund seeks investment results for a single day only, not for longer periods. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from 200%, -100% or -200% of the return of the index to which such Fund is benchmarked for that period. In periods of higher market volatility, the volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds are riskier than similarly benchmarked exchange-traded funds that are not geared. Accordingly, these funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily inverse investment results. Shareholders should actively monitor their investments.

The VIX Funds will seek to achieve their stated investment objective both over a single day and over time.

Liquidity and Capital Resources

In order to collateralize derivatives positions in commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and/or used as margin for each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the year ended December 31, 2010 and 2009 and the period ended December 31, 2008, each of the Leveraged Funds earned interest income as follows:

Fund	Interest Income Year Ended December 31, 2010	Interest Income Year Ended December 31, 2009	Interest Income Period Ended December 31, 2008
ProShares Ultra DJ-UBS Commodity	$21,655	$4,918	$—
ProShares UltraShort DJ-UBS Commodity	3,775	822	—
ProShares Ultra DJ-UBS Crude Oil	452,166	110,254	—
ProShares UltraShort DJ-UBS Crude Oil	115,372	24,406	—
ProShares Ultra Gold	271,540	55,592	—
ProShares UltraShort Gold	103,561	16,787	—
ProShares Ultra Silver	310,024	28,466	—
ProShares UltraShort Silver	95,673	15,541	—
ProShares Ultra Euro	16,178	2,956	—
ProShares UltraShort Euro	574,152	23,700	—
ProShares Ultra Yen	6,585	1,709	—
ProShares UltraShort Yen	233,813	25,604	—

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

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009 and the Period Ended December 31, 2008

Since the Leveraged Funds were conducting operations for only a portion of the year ended December 31, 2008, the comparison of the results of operations of each Leveraged Fund for the period ended December 31, 2008 to the years ended December 31, 2009 and 2010 may not be meaningful.

NAV of ProShares Ultra DJ-UBS Commodity

Fund Performance

During the year ended December 31, 2010, the Fund’s NAV decreased from $19,743,932 at December 31, 2009 to $18,186,658 at December 31, 2010. The decrease in the Fund’s NAV resulted from a decrease in outstanding Shares, which decreased from 700,014 Shares at December 31, 2009 to 500,014 Shares at December 31, 2010 due to 400,000 Shares (8 Creation Units) being created and 600,000 Shares (12 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones—UBS Commodity Index. By comparison, during the year ended December 31, 2009, the Fund’s NAV increased from $3,325,011 at December 31, 2008 to $19,743,932 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 150,014 Shares at December 31, 2008 to 700,014 Shares at December 31, 2009 due to 1,200,000 Shares (24 Creation Units) being created and 650,000 Shares (13 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones—UBS Commodity Index. By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $3,325,011 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 150,014 Shares at December 31, 2008 due to 150,000 Shares (3 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones—UBS Commodity Index.

For the year ended December 31, 2010, the year ended December 31, 2009 and the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 29.0%, increased by 27.3% and decreased by 11.3%, respectively. The increase of 29.0% for the year ended December 31, 2010, as compared to the increase of 27.3% for the year ended December 31, 2009, was primarily due to a relatively higher appreciation in the value of the assets of the Fund during the year ended December 31, 2010. The increase of 27.3% for the year ended December 31, 2009, as compared to the decrease of 11.3% for the period ended December 31, 2008, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2009.

During the year ended December 31, 2010, the Fund’s NAV reached its high for the year on December 31, 2010 at $36.37 per share and reached its low for the year on June 4, 2010 at $21.14 per share. By comparison, during the year ended December 31, 2009, the Fund’s NAV reached its high for the year on December 28, 2009 at $28.56 per share and reached its low for the year on March 2, 2009 at $16.43 per share. By comparison, during the period ended December 31, 2008, the Fund’s NAV reached its high for the period on November 26, 2008 at $25.14 per share and reached its low for the period on December 5, 2008 at $18.27 per share.

During the year ended December 31, 2010, the benchmark index rose by a cumulative 16.8% and had an annualized volatility of 17%. By comparison, during the year ended December 31, 2009 and the period ended December 31, 2008, the benchmark index rose by a cumulative 18.9% and declined by a cumulative 5.2%, respectively, and had an annualized volatility of 25% and 33%, respectively. The benchmark’s rise of 16.8% for the year ended December 31, 2010, as compared to the benchmark’s rise of 18.9% for the year ended December 31, 2009, can be attributed to a relatively lower appreciation of the underlying components of the index, namely Crude Oil, during the year ended December 31, 2010. The benchmark’s rise of 18.9% for the year ended December 31, 2009, as compared to the benchmark’s decline of 5.2% for the period ended December 31, 2008, can be attributed to the general appreciation of the underlying components of the index, namely Crude Oil and Gold, during the year ended December 21, 2009.

Net Income/Loss

For the year ended December 31, 2010, the Fund’s net income was $2,862,515, resulting from a net investment loss of $101,507, inclusive of management fees of $123,162 (.95% of the Fund’s average weighted assets of

$12,964,435), a net realized gain of $2,384,616 and a change in net unrealized appreciation/depreciation of $579,406. By comparison, for the year ended December 31, 2009, the Fund’s net income was $5,112,634, resulting from a net investment loss of $159,995, inclusive of management fees of $95,273 (.95% of the Fund’s average weighted assets of $17,359,241) and offering costs of $69,640, a net realized gain of $4,280,412 and a change in net unrealized appreciation/depreciation of $992,217. The Fund’s net income decreased for the year ended December 31, 2010, as compared to the year ended December 31, 2009 primarily due to a relatively lower appreciation of the underlying components of the index, notably Crude Oil. By comparison, for the period ended December 31, 2008, the Fund’s net loss was $226,064, resulting from a net investment loss of $2,396, inclusive of , organization costs of $27,952, offering costs of $7,855 and offset by limitation by Sponsor of $33,411, a net realized loss of $408,251 and a change in net unrealized appreciation/depreciation of $184,583. The Fund’s net income increased for the year ended December 31, 2009, as compared to the period ended December 31, 2008 primarily due to a significant appreciation of the underlying components of the index, notably Crude Oil and Gold.

NAV of ProShares UltraShort DJ-UBS Commodity†

Fund Performance

During the year ended December 31, 2010, the Fund’s NAV decreased from $2,924,426 at December 31, 2009 to $1,440,073 at December 31, 2010. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 40,003 Shares at December 31, 2009 to 30,003 Shares at December 31, 2010 due to 50,000 Shares (5 Creation Units) being created and 60,000 Shares (6 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones—UBS Commodity Index. By comparison, during the year ended December 31, 2009, the Fund’s NAV increased from $2,679,883 at December 31, 2008 to $2,924,426 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 20,003 Shares at December 31, 2008 to 40,003 Shares at December 31, 2009 due to 40,000 Shares (4 Creation Units) being created and 20,000 Shares (2 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones—UBS Commodity Index. By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $2,679,883 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 3 Shares at November 24, 2008 to 20,003 Shares at December 31, 2008 due to 20,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones—UBS Commodity Index.

For the year ended December 31, 2010, the year ended December 31, 2009 and the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 34.3%, decreased by 45.4% and increased by 7.2%, respectively. The decrease of 34.3% for the year ended December 31, 2010, as compared to the decrease of 45.4% for the year ended December 31, 2009, was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the year ended December 31, 2010. The decrease of 45.4% for the year ended December 31, 2009, as compared to the increase of 7.2% for the period ended December 31, 2008, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2009.

During the year ended December 31, 2010, the Fund’s NAV reached its high for the year on June 4, 2010 at $90.42 per share and reached its low for the year on December 31, 2010 at $48.00 per share. By comparison, during the year ended December 31, 2009, the Fund’s NAV reached its high for the year on March 2, 2009 at $167.56 per share and reached its low for the year on December 28, 2009 at $72.23 per share. By comparison, during the period ended December 31, 2008, the Fund’s NAV reached its high for the period on December 5, 2008 at $166.86 per share and reached its low for the period on November 26, 2008 at $123.82 per share.

During the year ended December 31, 2010, the benchmark index rose by a cumulative 16.8% and had an annualized volatility of 17%. By comparison, during the year ended December 31, 2009 and the period ended December 31, 2008, the benchmark index rose by a cumulative 18.9% and declined by a cumulative 5.2%, respectively, and had an annualized volatility of 25% and 33%, respectively. The benchmark’s rise of 16.8% for the year ended December 31, 2010, as compared to the benchmark’s rise of 18.9% for the year ended December 31, 2009, can be attributed to a relatively lower appreciation of the underlying components of the index, namely Crude Oil, during the year ended December 31, 2010. The benchmark’s rise of 18.9% for the year ended December 31, 2009, as compared to the benchmark’s decline of 5.2% for the period ended December 31, 2008, can be attributed to the general appreciation of the underlying components of the index, namely Crude Oil and Gold, during the year ended December 31, 2009.

Net Income/Loss

For the year ended December 31, 2010, the Fund’s net loss was $662,871, resulting from a net investment loss of $24,504, inclusive of management fees of $28,279 (.95% of the Fund’s average weighted assets of $2,976,770), a net realized loss of $691,027 and a change in net unrealized appreciation/depreciation of $52,660. By comparison, for the year ended December 31, 2009, the Fund’s net loss was $2,304,400, resulting from a net investment loss of $34,690, inclusive of management fees of $3,100 (.95% of the Fund’s average weighted assets of $3,738,109), offering costs of $278,414 and offset by limitation by Sponsor of $246,002, a net realized loss of $2,479,160 and a change in net unrealized appreciation/depreciation of $209,450. The Fund’s net income increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009 primarily due to a relatively lower appreciation of the underlying components of the index, notably Crude Oil. By comparison, for the period ended December 31, 2008, the Fund’s net income was $178,983, resulting from a net investment loss of $2,783, inclusive of organization costs of $27,953, offering costs of $31,406 and offset by limitation by Sponsor of $56,576, a net realized gain of $607,967 and a change in net unrealized appreciation/depreciation of $426,201. The Fund’s net income decreased for the year ended December 31, 2009, as compared to the period ended December 31, 2008 primarily due to a significant appreciation of the underlying components of the index, notably Crude Oil and Gold.

†	See Note 10 of the Notes to Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

NAV of ProShares Ultra DJ-UBS Crude Oil†

Fund Performance

During the year ended December 31, 2010, the Fund’s NAV decreased from $323,819,670 at December 31, 2009 to $228,133,077 at December 31, 2010. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 6,412,504 Shares at December 31, 2009 to 4,562,504 Shares at December 31, 2010 due to 29,262,500 Shares (2,341 Creation Units) being created and 31,112,500 Shares (2,489 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow-Jones—UBS Crude Oil Sub-Index. By comparison, during the year ended December 31, 2009, the Fund’s NAV increased from $99,772,943 at December 31, 2008 to $323,819,670 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 1,687,504 Shares at December 31, 2008 to 6,412,504 Shares at December 31, 2009 due to 31,787,500 Shares (2,543 Creation Units) being created and 27,062,500 Shares (2,165 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow-Jones—UBS Crude Oil Sub-Index. By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $99,772,943 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 4 Shares at November 24, 2008 to 1,687,504 Shares at December 31, 2008 due to 1,812,500 Shares (145 Creation Units) being created and 125,000 Shares (10 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow-Jones—UBS Crude Oil Sub-Index.

For the year ended December 31, 2010, the year ended December 31, 2009 and the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 1.0%, decreased by 14.6%, and decreased by 40.9%, respectively. The decrease of 1.0% for the year ended December 31, 2010, as compared to the decrease of 14.6% for the year ended December 31, 2009, was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the year ended December 31, 2010. The decrease of 14.6% for the year ended December 31, 2009, as compared to the decrease of 40.9% for the period ended December 31, 2008, was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the year ended December 31, 2009.

During the year ended December 31, 2010, the Fund’s NAV reached its high for the year on May 3, 2010 at $57.29 per share and reached its low for the year on August 24, 2010 at $33.45 per share. By comparison, during the year ended December 31, 2009, the Fund’s NAV reached its high for the year on January 6, 2009 at $70.45 per share and reached its low for the year on February 18, 2009 at $23.42 per share. By comparison, during the period ended December 31, 2008, the Fund’s NAV reached its high for the period on November 24, 2008 at $100.00 per share and reached its low for the period on December 24, 2008 at $37.34 per share.

During the year ended December 31, 2010, the benchmark index rose by a cumulative 3.8% and had an annualized volatility of 27%. By comparison, during the year ended December 31, 2009 and the period ended December 31, 2008, the benchmark index rose by a cumulative 4.4% and declined by a cumulative 19.4%, respectively, and had an annualized volatility of 47% and 98%, respectively. The benchmark’s rise of 3.8% for the year ended December 31, 2010, as compared to the benchmark’s rise of 4.4% for the year ended December 31, 2009, can be attributed to a relatively lower increase in the price of WTI Crude Oil during the year ended December 31, 2010. The benchmark’s rise of 4.4% for the year ended December 31, 2009, as compared to the benchmark’s decline of 19.4% for the period ended December 31, 2008, can be attributed to an increase in the price of WTI Crude Oil during the year ended December 31, 2009.

Net Income/Loss

For the year ended December 31, 2010, the Fund’s net income was $121,542,109, resulting from a net investment loss of $2,867,437, inclusive of management fees of $3,172,821 (.95% of the Fund’s average weighted assets of $333,981,174) and brokerage commissions of $146,782, a net realized gain of $151,325,176 and a change in net unrealized appreciation/depreciation of $26,915,630. By comparison, for the year ended December 31, 2009, the Fund’s net income was $123,348,807, resulting from a net investment loss of $2,745,473, inclusive of management fees of $2,460,980 (.95% of the Fund’s average weighted assets of $273,705,841), brokerage commissions of $255,521 and offering costs of $139,226, a net realized gain of $100,784,061 and a change in net unrealized appreciation/depreciation of $25,310,219. The Fund’s net income decreased for the year ended December 31, 2010, as compared to the year ended December 31, 2009 primarily due to a relatively lower increase in the price of WTI Crude Oil. By comparison, for the period ended December 31, 2008, the Fund’s net income was $9,916,323, resulting from a net investment loss of $40,674, inclusive of brokerage commissions of $13,208, organization costs of $27,953, offering costs of $15,705 and offset by limitation by Sponsor of $16,192, a net realized loss of $2,721,403 and a change in net unrealized appreciation/depreciation of $12,678,400. The Fund’s net income increased for the year ended December 31, 2009, as compared to the period ended December 31, 2008 primarily due to a significant increase in the price of WTI Crude Oil.

†	See Note 10 of the Notes to Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

NAV of ProShares UltraShort DJ-UBS Crude Oil†

Fund Performance

During the year ended December 31, 2010, the Fund’s NAV increased from $76,656,626 at December 31, 2009 to $132,214,257 at December 31, 2010. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 1,120,003 Shares at December 31, 2009 to 2,600,003 Shares at December 31, 2010 due to 9,150,000 Shares (915 Creation Units) being created and 7,670,000 Shares (767 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow-Jones—UBS Crude Oil Sub-Index. By comparison, during the year ended December 31, 2009, the Fund’s NAV increased from $14,502,399 at December 31, 2008 to $76,656,626 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 100,003 Shares at December 31, 2008 to 1,120,003 Shares at December 31, 2009 due to 4,400,000 Shares (440 Creation Units) being created and 3,380,000 Shares (338 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow-Jones—UBS Crude Oil Sub-Index. By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $14,502,399 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 3 Shares at November 24, 2008 to 100,003 Shares at December 31, 2008 due to 120,000 Shares (12 Creation Units) being created and 20,000 Shares (2 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones—UBS Crude Oil Sub-Index.

For the year ended December 31, 2010, the year ended December 31, 2009 and the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 25.7%, decreased by 52.8% and increased by 16.0%, respectively. The decrease of 25.7% for the year ended December 31, 2010, as compared to the decrease of 52.8% for the year ended December 31, 2009, was primarily due to relatively lower depreciation in the value of the assets of the Fund during the year ended December 31, 2010. The decrease of 52.8% for the year ended December 31, 2009, as compared to the increase of 16.0% for the period ended December 31, 2008 was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2009.

During the year ended December 31, 2010, the Fund’s NAV reached its high for the year on May 25, 2010 at $90.21 per share and reached its low for the year on December 31, 2010 at $50.85 per share. By comparison, during the year ended December 31, 2009, the Fund’s NAV reached its high for the year on February 18, 2009 at $294.60 per share and reached its low for the year on October 21, 2009 at $62.21 per share. By comparison, during the period ended December 31, 2008, the Fund’s NAV reached its high for the period on December 24, 2008 at $255.57 per share and reached its low for the period on November 26, 2008 at $121.71 per share.

During the year ended December 31, 2010, the benchmark rose by a cumulative 3.8% and had an annualized volatility of 27%. By comparison, during the year ended December 31, 2009 and the period ended December 31, 2008, the benchmark rose by a cumulative 4.4% and declined by a cumulative 19.4%, respectively, and had an annualized volatility of 47% and 98%, respectively. The benchmark’s rise of 3.8% for the year ended December 31, 2010, as compared to the benchmark’s rise of 4.4% for the year ended December 31, 2009, can be attributed to a relatively lower increase in the price of WTI Crude Oil during the year ended December 31, 2010. The benchmark’s rise of 4.4% for the year ended December 31, 2009, as compared to the benchmark’s decline of 19.4% for the period ended December 31, 2008, can be attributed to an increase in the price of WTI Crude Oil during the year ended December 31, 2009.

Net Income/Loss

For the year ended December 31, 2010, the Fund’s net income was $11,806,158, resulting from a net investment loss of $784,150, inclusive of management fees of $842,206 (.95% of the Fund’s average weighted assets of $88,653,234) and brokerage commissions of $57,316, a net realized gain of $15,031,019 and a change in net unrealized appreciation/depreciation of $2,440,711. By comparison, for the year ended December 31, 2009, the Fund’s net loss was $17,053,361, resulting from a net investment loss of $785,316, inclusive of management fees of $442,423 (.95% of the Fund’s average weighted assets of $75,877,524), brokerage commissions of $88,885 and offering costs of $278,414, a net realized loss of $15,768,595 and a change in net unrealized appreciation/depreciation of $499,450. The Fund’s net income increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009 primarily due to a relatively lower increase in the price of WTI Crude Oil. By comparison, for the period ended December 31, 2008, the Fund’s net loss was $728,960, resulting from a net investment loss of $11,201, inclusive of brokerage commissions of $4,985, organization costs of $27,953, offering costs of $31,406, and offset by limitation by Sponsor of $53,143, a net realized gain of $2,832,831 and a change in net unrealized appreciation/depreciation of $3,550,590. The Fund’s net income decreased for the year ended December 31, 2009, as compared to the period ended December 31, 2008 primarily due to a significant increase in the price of WTI Crude Oil.

†	See Note 10 of the Notes to Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

NAV of ProShares Ultra Gold

Fund Performance

During the year ended December 31, 2010, the Fund’s NAV increased from $156,476,709 at December 31, 2009 to $259,562,075 at December 31, 2010. The increase in the Fund’s NAV resulted in part from an increase in outstanding Shares, which increased from 3,550,014 Shares at December 31, 2009 to 3,750,014 Shares at December 31, 2010 due to 1,800,000 Shares (36 Creation Units) being created and 1,600,000 Shares (32 Creation Units) being redeemed during the period. The increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the year ended December 31, 2009, the Fund’s NAV increased from $27,736,722 at December 31, 2008 to $156,476,709 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 900,014 Shares at December 31, 2008 to 3,550,014 Shares at December 31, 2009 due to 5,250,000 Shares (105 Creation Units) being created and 2,600,000 Shares (52 Creation Units)

being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at December 1, 2008 to $27,736,722 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at December 1, 2008 to 900,014 Shares at December 31, 2008 due to 900,000 Shares (18 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the year ended December 31, 2010, the year ended December 31, 2009 and the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 57.0%, increased by 43.0% and increased by 23.3%, respectively. The increase of 57.0% for the year ended December 31, 2010, as compared to the increase of 43.0% for the year ended December 31, 2009, was primarily due to a relatively higher appreciation in the value of the assets of the Fund during the year ended December 31, 2010. The increase of 43.0% for the year ended December 31, 2009, as compared to the increase of 23.3% for the period ended December 31, 2008, was primarily due to a relatively higher appreciation in the value of the assets of the Fund during the year ended December 31, 2009.

During the year ended December 31, 2010, the Fund’s NAV reached its high for the year on November 9, 2010 at $71.39 per share and reached its low for the year on February 5, 2010 at $41.35 per share. By comparison, during the year ended December 31, 2009, the Fund’s NAV reached its high for the year on December 2, 2009 at $55.13 per share and reached its low for the year on January 15, 2009 at $26.63 per share. By comparison, during the period ended December 31, 2008, the Fund’s NAV reached its high for the period on December 29, 2008 at $31.57 per share and reached its low for the period on December 5, 2008 at $23.10 per share.

During the year ended December 31, 2010, the benchmark index rose by a cumulative 29.2% and had an annualized volatility of 16%. By comparison, during the year ended December 31, 2009 and the period ended December 31, 2008, the benchmark index rose by a cumulative 25.0% and 11.8%, respectively, and had an annualized volatility of 22% and 37%, respectively. The benchmark’s rise of 29.2% for the year ended December 31, 2010, as compared to the benchmark’s rise of 25.0% for the year ended December 31, 2009, can be attributed to a relatively higher increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2010. The benchmark’s rise of 25.0% for the year ended December 31, 2009, as compared to the benchmark’s rise of 11.8% the period ended December 31, 2008, can be attributed to a relatively higher increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2009.

Net Income/Loss

For the year ended December 31, 2010, the Fund’s net income was $89,318,801, resulting from a net investment loss of $1,595,925, inclusive of management fees of $1,863,659 (.95% of the Fund’s average weighted assets of $196,174,618) and brokerage commissions of $3,806, a net realized gain of $76,444,701 and a change in net unrealized appreciation/depreciation of $14,470,025. By comparison, for the year ended December 31, 2009, the Fund’s net income was $33,794,007, resulting from a net investment loss of $1,247,200, inclusive of management fees of $1,014,224 (.95% of the Fund’s average weighted assets of $136,692,543), brokerage commissions of $4,213 and offering costs of $284,355, a net realized gain of $39,926,104 and a change in net unrealized appreciation/depreciation of $4,884,897. The Fund’s net income increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009 primarily due to an increase in the price of spot gold in U.S. Dollar terms. By comparison, for the period ended December 31, 2008, the Fund’s net income was $1,710,804, resulting from a net investment loss of $10,430, inclusive of brokerage commissions of $110, organization costs of $27,953, offering costs of $25,465 and offset by limitation by Sponsor of $43,098, a net realized gain of $2,267,718 and a change in net unrealized appreciation/depreciation of $546,484. The Fund’s net income increased for the year ended December 31, 2009, as compared to the period ended December 31, 2008 primarily due to an increase in the price of spot gold in U.S. Dollar terms.

NAV of ProShares UltraShort Gold*

Fund Performance

During the year ended December 31, 2010, the Fund’s NAV increased from $67,602,811 at December 31, 2009 to $77,732,507 at December 31, 2010. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 1,290,003 Shares at December 31, 2009 to 2,739,901 Shares at December 31, 2010 due to 2,100,000 Shares (42 Creation Units) being created and 650,102 Shares (13 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the year ended December 31, 2009, the Fund’s NAV increased from $3,875,093 at December 31, 2008 to $67,602,811 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 40,003 Shares at December 31, 2008 to 1,290,003 Shares at December 31, 2009 due to 1,970,000 Shares (197 Creation Units) being created and 720,000 Shares (72 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at December 1, 2008 to $3,875,093 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 3 Shares at December 1, 2008 to 40,003 Shares at December 31, 2008 due to 40,000 Shares (4 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London.

For the year ended December 31, 2010, the year ended December 31, 2009 and the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 45.9%, decreased by 45.9% and decreased by 22.5%, respectively. The decrease of 45.9% for the year ended December 31, 2010, as compared to the decrease of 45.9% for the year ended December 31, 2009, was primarily due to relatively stable value of the assets of the Fund. The decrease of 45.9% for the year ended December 31, 2009, as compared to the decrease of 22.5% for the period ended December 31, 2008, was primarily due to a relatively higher depreciation in the value of the assets of the Fund during the year ended December 31, 2009.

During the year ended December 31, 2010, the Fund’s NAV reached its high for the year on February 5, 2010 at $54.47 per share and reached its low for the year on December 7, 2010 at $28.07 per share. By comparison, during the year ended December 31, 2009, the Fund’s NAV reached its high for the year on January 15, 2009 at $111.08 per share and reached its low for the year on December 2, 2009 at $42.70 per share. By comparison, during the period ended December 31, 2008, the Fund’s NAV reached its high for the period on December 5, 2008 at $134.25 per share and reached its low for the period on December 29, 2008 at $94.70 per share.

During the year ended December 31, 2010, the benchmark index rose by a cumulative 29.2% and had an annualized volatility of 16%. By comparison, during the year ended December 31, 2009 and the period ended December 31, 2008, the benchmark index rose by a cumulative 25.0% and 11.8%, respectively, and had an annualized volatility of 22% and 37%, respectively. The benchmark’s rise of 29.2% for the year ended December 31, 2010, as compared to the benchmark’s rise of 25.0% for the year ended December 31, 2009, can be attributed to a relatively higher increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2010. The benchmark’s rise of 25.0% for the year ended December 31, 2009, as compared to the benchmark’s rise of 11.8% for the period ended December 31, 2008, can be attributed to a relatively higher increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2009.

Net Income /Loss

For the year ended December 31, 2010, the Fund’s net loss was $43,822,332, resulting from a net investment loss of $592,970, inclusive of management fees of $693,428 (.95% of the Fund’s average weighted assets of $72,992,464) and brokerage commissions of $3,103, a net realized loss of $37,767,467 and a change in net unrealized appreciation/depreciation of $5,461,895. By comparison, for the year ended December 31, 2009, the Fund’s net loss was $17,915,613, resulting from a net investment loss of $402,783, inclusive of management fees of $131,683 (.95% of the Fund’s average weighted assets of $43,793,476), brokerage commissions of $3,532 and offering costs of $284,355, a net realized loss of $19,629,874 and a change in net unrealized appreciation/depreciation of $2,117,044. The Fund’s net income decreased for the year ended December 31, 2010, as compared to the year ended December 31, 2009 primarily due to an increase in the price of spot gold in U.S. Dollar terms. By comparison, for the period ended December 31, 2008, the Fund’s net loss was $661,977, resulting from a net investment loss of $2,370, inclusive of brokerage commissions of $40, organization costs of $27,953, offering costs of $25,465 and offset by limitation by Sponsor of $51,088, a net realized loss of $723,574 and a change in net unrealized appreciation/depreciation of $63,967. The Fund’s net income decreased for the year ended December 31, 2009, as compared to the period ended December 31, 2008 primarily due to an increase in the price of spot gold in U.S. Dollar terms.

*	See Note 1 of the Notes to Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

NAV of ProShares Ultra Silver

Fund Performance

During the year ended December 31, 2010, the Fund’s NAV increased from $145,416,382 at December 31, 2009 to $547,003,919 at December 31, 2010. The increase in the Fund’s NAV resulted in part from an increase in outstanding Shares, which increased from 2,550,014 Shares at December 31, 2009 to 3,500,014 Shares at December 31, 2010 due to 2,700,000 Shares (54 Creation Units) being created and 1,750,000 Shares (35 Creation Units) being redeemed during the period. The increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the year ended December 31, 2009, the Fund’s NAV increased from $10,011,149 at December 31, 2008 to $145,416,382 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 350,014 Shares at December 31, 2008 to 2,550,014 Shares at December 31, 2009 due to 3,500,000 Shares (70 Creation Units) being created and 1,300,000 Shares (26 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at December 1, 2008 to $10,011,149 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at December 1, 2008 to 350,014 Shares at December 31, 2008 due to 350,000 Shares (7 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the year ended December 31, 2010, the year ended December 31, 2009 and the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 174.1%, increased by 99.4% and increased by 14.4%, respectively. The increase of 174.1% for the year ended December 31, 2010, as compared to the increase of 99.4% for the year ended December 31, 2009, was primarily due to a relatively higher appreciation in the value of the assets of the Fund during the year ended December 31, 2010. The increase of 99.4% for the year ended December 31, 2009, as compared to the increase of 14.4% for the period ended December 31, 2008, was primarily due to a relatively higher appreciation in the value of the assets of the Fund during the year ended December 31, 2009.

During the year ended December 31, 2010, the Fund’s NAV reached its high for the year on December 30, 2010 at $156.93 per share and reached its low for the year on February 8, 2010 at $44.40 per share. By comparison, during the year ended December 31, 2009, the Fund’s NAV reached its high for the year on December 2, 2009 at $73.53 per share and reached its low for the year on January 15, 2009 at $26.77 per share. By comparison, during the period ended December 31, 2008, the Fund’s NAV reached its high for the period on December 18, 2008 at $31.80 per share and reached its low for the period on December 2, 2008 at $22.44 per share.

During the year ended December 31, 2010, the benchmark index rose by a cumulative 80.3% and had an annualized volatility of 33%. By comparison, during the year ended December 31, 2009 and the period ended December 31, 2008, the benchmark index rose by a cumulative 57.5% and 8.9%, respectively, and had an annualized volatility of 38% and 53%, respectively. The benchmark’s rise of 80.3% for the year ended December 31, 2010, as compared to the benchmark’s rise of 57.5% for the year ended December 31, 2009 can be attributed to a relatively higher increase in the price of spot silver in U.S. dollar terms during the year ended December 31, 2010. The benchmark’s rise of 57.5% for the year ended December 31, 2009, as compared to the benchmark’s rise of 8.9% for the period ended December 31, 2008, can be attributed to a relatively higher increase in the price of spot silver in U.S. dollar terms during the year ended December 31, 2009.

Net Income/Loss

For the year ended December 31, 2010, the Fund’s net income was $271,610,912, resulting from a net investment loss of $1,723,966, inclusive of management fees of $2,027,722 (.95% of the Fund’s average weighted assets of $213,444,443) and brokerage commissions of $6,268, a net realized gain of $216,265,541 and a change in net unrealized appreciation/depreciation of $57,069,337. By comparison, for the year ended December 31, 2009, the Fund’s net income was $35,416,898, resulting from a net investment loss of $758,694, inclusive of management fees of $710,900 (.95% of the Fund’s average weighted assets of $82,318,604), brokerage commissions of $5,134 and offering costs of $71,126, a net realized gain of $43,715,010 and a change in net unrealized appreciation/ depreciation of $7,539,418. The Fund’s net income increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009 primarily due to an increase in the price of spot silver in U.S. Dollar terms. By comparison, for the period ended December 31, 2008, the Fund’s net income was $129,736, resulting from a net investment loss of $3,611, inclusive of brokerage commissions of $65, organization costs of $27,952, offering costs of $6,370 and offset by limitation by Sponsor of $30,776, a net realized gain of $398,219 and a change in net unrealized appreciation/depreciation of $264,872. The Fund’s net income increased for the year ended December 31, 2009, as compared to the period ended December 31, 2008 primarily due to an increase in the price of spot silver in U.S. Dollar terms.

NAV of ProShares UltraShort Silver*†

Fund Performance

During the year ended December 31, 2010, the Fund’s NAV increased from $64,516,145 at December 31, 2009 to $99,032,781 at December 31, 2010. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 342,500 Shares at December 31, 2009 to 2,482,479 Shares at December 31, 2010 due to 2,667,500 Shares (213 Creation Units) being created and 527,521 Shares (42 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the year ended December 31, 2009, the Fund’s NAV increased from $1,960,071 at December 31, 2008 to $64,516,145 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 2,500 Shares at December 31, 2008 to 342,500 Shares at December 31, 2009 due to 581,250 Shares (465 Creation Units) being created and 241,250 Shares (193 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of them inverse of the daily performance of silver bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at December 1, 2008 to $1,960,071 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 0 Shares at December 1, 2008 to 2,500 Shares at December 31, 2008 due to 2,500 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the year ended December 31, 2010, the year ended December 31, 2009 and the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 78.8%, decreased by 76.0% and decreased by 21.6%, respectively. The decrease of 78.8% for the year ended December 31, 2010, as compared to the decrease of 76.0% for the year ended December 31, 2009 was primarily due to a relatively higher depreciation in the value of the assets of the Fund during the year ended December 31, 2010. The decrease of 76.0% for the year ended December 31, 2009, as compared to the decrease of 21.6% for the period ended December 31, 2008, was primarily due to a relatively higher depreciation in the value of the assets of the Fund during the year ended December 31, 2009.

During the year ended December 31, 2010, the Fund’s NAV reached its high for the year on February 8, 2010 at $227.03 per share and reached its low for the year on December 30, 2010 at $39.74 per share. By comparison, during the year ended December 31, 2009, the Fund’s NAV reached its high for the year on January 15, 2009 at $799.76 per share and reached its low for the year on December 2, 2009 at $150.66 per share. By comparison, during the period ended December 31, 2008, the Fund’s NAV reached its high for the period on December 2, 2008 at $1,101.50 per share and reached its low for the period on December 18, 2008 at $741.73 per share.

During the year ended December 31, 2010, the benchmark index rose by a cumulative 80.3% and had an annualized volatility of 33%. By comparison, during the year ended December 31, 2009 and the period ended December 31, 2008, the benchmark index rose by a cumulative 57.5% and 8.9%, respectively, and had an annualized volatility of 38% and 53%, respectively. The benchmark’s rise of 80.3% for the year ended December 31, 2010, as compared to the benchmark’s rise of 57.5% for the year ended December 31, 2009 can be attributed to a relatively higher increase in the price of spot silver in U.S. dollar terms during the year ended December 31, 2010. The benchmark’s rise of 57.5% for the year ended December 31, 2009, as compared to the benchmark’s rise of 8.9% for the period ended December 31, 2008, can be attributed to a relatively higher increase in the price of spot silver in U.S. dollar terms during the year ended December 31, 2009.

Net Income/Loss

For the year ended December 31, 2010, the Fund’s net loss was $103,155,876, resulting from a net investment income loss of $538,873, inclusive of management fees of $631,456 (.95% of the Fund’s average weighted assets of $66,469,047) and brokerage commissions of $3,090, a net realized loss of $89,049,763 and a change in net unrealized appreciation/depreciation of $13,567,240. By comparison, for the year ended December 31, 2009, the Fund’s net loss was $38,180,089, resulting from a net investment loss of $388,903, inclusive of management fees of $257,865 (.95% of the Fund’s average weighted assets of $42,111,733), brokerage commissions of $4,382 and offering costs of $142,197, a net realized loss of $40,785,230 and a change in net unrealized appreciation/ depreciation of $2,994,044. The Fund’s net income decreased for the year ended December 31, 2010, as compared to the year ended December 31, 2009 primarily due to an increase in the price of spot silver in U.S. Dollar terms. By comparison, for the period ended December 31, 2008, the Fund’s net loss was $540,829, resulting from a net investment loss of $1,870, inclusive of brokerage commissions of $85, organization costs of $27,953, offering costs of $12,734 and offset by limitation by Sponsor of $38,902, a net realized loss of $585,793 and a change in net unrealized appreciation/depreciation of $46,834. The Fund’s net income decreased for the year ended December 31, 2009, as compared to the period ended December 31, 2008 primarily due to an increase in the price of spot silver in U.S. Dollar terms.

*	See Note 1 of the Notes to Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
†	See Note 10 of the Notes to Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

NAV of ProShares Ultra Euro

Fund Performance

During the year ended December 31, 2010, the Fund’s NAV increased from $7,531,857 at December 31, 2009 to $7,729,684 at December 31, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 250,014 Shares at December 31, 2009 to 300,014 Shares at December 31, 2010 due to 850,000 Shares (17 Creation Units) being created and 800,000 Shares (16 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the year ended December 31, 2009, the Fund’s NAV increased from $4,386,411 at December 31, 2008 to $7,531,857 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 150,014 Shares at December 31, 2008 to 250,014 Shares at December 31, 2009 due to 150,000 Shares (3 Creation Units) being created and 50,000 Shares (1 Creation Unit) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $4,386,411 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 150,014 Shares at December 31, 2008 due to 150,000 Shares (3 Creation Units) being created and no Shares being redeemed during the period. Further adding to the NAV increase was the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the year ended December 31, 2010, the year ended December 31, 2009 and the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 14.5%, increased by 3.0% and increased by 17.0%, respectively. The decrease of 14.5% for the year ended December 31, 2010, as compared to the increase of 3.0% for the year ended December 31, 2009, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2010. The increase of 3.0% for the year ended December 31, 2009, as compared to the increase of 17.0% for the period ended December 31, 2008, was primarily due to a relatively lower appreciation in the value of the assets held by the Fund during the year ended December 31, 2009.

During the year ended December 31, 2010, the Fund’s NAV reached its high for the year on January 11, 2010 at $30.98 per share and reached its low for the year on June 7, 2010 at $20.70 per share. By comparison, during the year ended December 31, 2009, the Fund’s NAV reached its high for the year on November 25, 2009 at $33.75 per share and reached its low for the year on February 18, 2009 at $23.55 per share. By comparison, during the period ended December 31, 2008, the Fund’s NAV reached its high for the period on December 17, 2008 at $31.03 per share and reached its low for the period on December 1, 2008 at $23.81 per share.

During the year ended December 31, 2010, the benchmark index declined by a cumulative 6.6% and had an annualized volatility of 12%. By comparison, during the year ended December 31, 2009 and the period ended December 31, 2008, the benchmark index rose by a cumulative 2.5% and 8.3%, respectively, and had an annualized volatility of 13% and 21%, respectively. The benchmark’s decline of 6.6% for the year ended December 31, 2010, as compared to the benchmark’s rise of 2.5% for the year ended

December 31, 2009, can be attributed to a decrease in the value of the Euro versus the U.S. Dollar during the year ended December 31, 2010. The benchmark’s rise of 2.5% for the year ended December 31, 2009, as compared to the benchmark’s rise of 8.3% for the period ended December 31, 2008, can be attributed to a relatively lower increase in the value of the Euro versus the U.S. Dollar during the year ended December 31, 2009.

Net Income/Loss

For the year ended December 31, 2010, the Fund’s net loss was $67,762, resulting from a net investment loss of $92,663, inclusive of management fees of $108,841 (.95% of the Fund’s average weighted assets of $11,456,997), a net realized loss of $601,075 and a change in net unrealized appreciation/depreciation of $625,976. By comparison, for the year ended December 31, 2009, the Fund’s net income was $501,308, resulting from a net investment loss of $60,716, inclusive of management fees of $7,827 (.95% of the Fund’s average weighted assets of $6,702,354), offering costs of $69,640 and offset by limitation by Sponsor of $13,795, a net realized gain of $699,029 and a change in net unrealized appreciation/depreciation of $137,005. The Fund’s net income decreased for the year ended December 31, 2010, as compared to the year ended December 31, 2009 primarily due to a decrease in the value of the Euro versus the U.S. Dollar. By comparison, for the period ended December 31, 2008, the Fund’s net income was $427,741, resulting from a net investment loss of $2,894, inclusive of organization costs of $27,952, offering costs of $7,855 and offset by limitation by Sponsor of $32,913, a net realized gain of $571,180 and a change in net unrealized appreciation/depreciation of $140,545. The Fund’s net income increased for the year ended December 31, 2009, as compared to the period ended December 31, 2008 primarily due to an increase in the value of the Euro versus the U.S. Dollar in conjunction with cash flow from net purchases of Fund shares by shareholders.

NAV of ProShares UltraShort Euro

Fund Performance

During the year ended December 31, 2010, the Fund’s NAV increased from $100,847,786 at December 31, 2009 to $444,412,995 at December 31, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 5,400,014 Shares at December 31, 2009 to 21,900,014 Shares at December 31, 2010 due to 35,700,000 Shares (714 Creation Units) being created and 19,200,000 Shares (384 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the year ended December 31, 2009, the Fund’s NAV increased from $7,331,163 at December 31, 2008 to $100,847,786 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 350,014 Shares at December 31, 2008 to 5,400,014 Shares at December 31, 2009 due to 6,050,000 Shares (121 Creation Units) being created and 1,000,000 Shares (20 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $7,331,163 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 350,014 Shares at December 31, 2008 due to 350,000 Shares (7 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.
For the year ended December 31, 2010, the year ended December 31, 2009 and the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 8.7%, decreased by 10.8% and decreased by 16.2%, respectively. The increase of 8.7% for the year ended December 31, 2010, as compared to the decrease of 10.8% for the year ended December 31, 2009, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2010. The decrease of 10.8% for the year ended December 31, 2009, as compared to the decrease of 16.2% for the period ended December 31, 2008, was primarily due to a relatively lower depreciation in the value of the assets held by the Fund during the year ended December 31, 2009.

During the year ended December 31, 2010, the Fund’s NAV reached its high for the year on June 7, 2010 at $26.39 per share and reached its low for the year on January 11, 2010 at $18.14 per share. By comparison, during the year ended December 31, 2009, the Fund’s NAV reached its high for the year on February 18, 2009 at $25.50 per share and reached its low for the year on November 25, 2009 at $16.76 per share. By comparison, during the period ended December 31, 2008, the Fund’s NAV reached its high for the period on December 1, 2008 at $26.17 per share and reached its low for the period on December 17, 2008 at $19.82 per share.

During the year ended December 31, 2010, the benchmark index declined by a cumulative 6.6% and had an annualized volatility of 12%. By comparison, during the year ended December 31, 2009 and the period ended December 31, 2008, the benchmark index rose by a cumulative 2.5% and 8.3%, respectively, and had an annualized volatility of 13% and 21%, respectively. The benchmark’s decline of 6.6% for the year ended December 31, 2010, as compared to the benchmark’s rise of 2.5% for the year ended December 31, 2009, can be attributed to a decrease in the value of the Euro verses the U.S. Dollar during the year ended December 31, 2010. The benchmark’s rise of 2.5% for the year ended December 31, 2009, as compared to the benchmark’s rise of 8.3% for the period ended December 31, 2008, can be attributed to a relatively lower increase in the value of the Euro verses the U.S. Dollar during the year ended December 31, 2009.

Net Income/Loss

For the year ended December 31, 2010, the Fund’s net income was $20,644,955, resulting from a net investment loss of $2,805,812, inclusive of management fees of $3,379,964 (.95% of the Fund’s average weighted assets of $355,785,711), a net realized gain of $48,577,957 and a change in net unrealized appreciation/depreciation of $25,127,190. By comparison, for the year ended December 31, 2009, the Fund’s net loss was $8,855,936, resulting from a net investment loss of $349,729, inclusive of management fees of $303,788 (.95% of the Fund’s average weighted assets of $39,308,303) and offering costs of $69,641, a net realized loss of $10,304,179 and a change in net unrealized appreciation/depreciation of $1,797,972, The Fund’s net income increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009 primarily due to a decrease in the value of the Euro versus the U.S. Dollar. By comparison, for the period ended December 31, 2008, the Fund’s net loss was $345,727, resulting from a net investment loss of $3,574, inclusive of organization costs of $27,952, offering costs of $7,856 and offset by limitation by Sponsor of $32,234, a net realized loss of $493,306 and a change in net unrealized appreciation/depreciation of $151,153. The Fund’s net income decreased for the year ended December 31, 2009, as compared to the period ended December 31, 2008 primarily due to an increase in the value of the Euro versus the U.S. Dollar in conjunction with cash flow from net purchases of Fund shares by shareholders.

NAV of ProShares Ultra Yen

Fund Performance

During the year ended December 31, 2010, the Fund’s NAV increased from $3,921,267 at December 31, 2009 to $5,024,240 at December 31, 2010. There was no net change in the Fund’s outstanding Shares from December 31, 2009 to December 31,2010 due to 100,000 Shares (2 Creation Units) being created and 100,000 Shares (2 Creation

Units) being redeemed during the period. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the year ended December 31, 2009, the Fund’s NAV increased from $2,845,053 at December 31, 2008 to $3,921,267 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 150,014 Shares at December 31, 2009 due to 100,000 Shares (2 Creation Units) being created and 50,000 Shares (1 Creation Unit) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $2,845,053 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 100,014 Shares at December 31, 2008 due to 100,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the year ended December 31, 2010, the year ended December 31, 2009 and the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 28.1%, decreased by 8.1% and increased by 13.8%, respectively. The increase of 28.1% for the year ended December 31, 2010, as compared to the decrease of 8.1% for the year ended December 31, 2009, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2010. The decrease of 8.1% for the year ended December 31, 2009, as compared to the increase of 13.8% for the period ended December 31, 2008 was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2009.

During the year ended December 31, 2010, the Fund’s NAV reached its high for the year on October 29, 2010 at $34.24 per share and reached its low for the year on May 3, 2010 at $25.14 per share. By comparison, during the year ended December 31, 2009, the Fund’s NAV reached its high for the year on November 30, 2009 at $30.41 per share and reached its low for the year on April 6, 2009 at $22.67 per share. By comparison, during the period ended December 31, 2008, the Fund’s NAV reached its high for the period on December 17, 2008 at $30.70 per share and reached its low for the period on November 24, 2008 at $25.00 per share.

During the year ended December 31, 2010, the benchmark index rose by a cumulative 14.6% and had an annualized volatility of 11%. By comparison, during the year ended December 31, 2009 and the period ended December 31, 2008, the benchmark index declined by a cumulative 2.5% and rose by a cumulative 6.9%, respectively, and had an annualized volatility of 13% and 17%, respectively. The benchmark’s rise of 14.6% for the year ended December 31, 2010, as compared to the benchmark’s decline of 2.5% for the year ended December 31, 2009, can be attributed to an increase in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2010. The benchmark’s decline of 2.5% for the year ended December 31, 2009, as compared to the benchmark’s rise of 6.9% for the period ended December 31, 2008, can be attributed to a decrease in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2009.

Net Income/Loss

For the year ended December 31, 2010, the Fund’s net income was $1,388,260, resulting from a net investment loss of $38,091, inclusive of management fees of $44,676 (.95% of the Fund’s average weighted assets of $4,702,775), a net realized gain of $826,758 and a change in net unrealized appreciation/depreciation of $599,593. By comparison, for the year ended December 31, 2009, the Fund’s net loss was $393,053, resulting from a net investment loss of $36,723, inclusive of management fees of $4,210 (.95% of the Fund’s average weighted assets of $4,045,429), offering costs of $69,639 and offset by limitation by Sponsor of $35,417, a net realized loss of $241,945 and a change in net unrealized appreciation/depreciation of $114,385. The Fund’s net income increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009 primarily due to an increase in the value of the Japanese Yen versus the U.S. Dollar. By comparison, for the period ended December 31, 2008, the Fund’s net income was $344,703, resulting from a net investment loss of $2,671, inclusive of organization costs of $27,952, offering costs of $7,856 and offset by limitation by Sponsor of $33,137, a net realized gain of $548,948 and a change in net unrealized appreciation/depreciation of $201,574. The Fund’s net income decreased for the year ended December 31, 2009, as compared to the period ended December 31, 2008 primarily due to decreases in the value of the Japanese Yen versus the U.S. Dollar.

NAV of ProShares UltraShort Yen

Fund Performance

During the year ended December 31, 2010, the Fund’s NAV increased from $67,487,917 at December 31, 2009 to $207,685,813 at December 31, 2010. The increase in the Fund’s NAV resulted from an increase in outstanding Shares, which increased from 3,150,014 Shares at December 31, 2009 to 13,250,014 Shares at December 31, 2010 due to 14,050,000 Shares (281 Creation Units) being created and 3,950,000 Shares (79 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the year ended December 31, 2009, the Fund’s NAV increased from $2,166,617 at December 31, 2008 to $67,487,917 at December 31, 2009. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 100,014 Shares at December 31, 2008 to 3,150,014 Shares at December 31, 2009 due to 4,950,000 Shares (99 Creation Units) being created and 1,900,000 Shares (38 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the period ended December 31, 2008, the Fund’s NAV increased from $350 at November 24, 2008 to $2,166,617 at December 31, 2008. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 14 Shares at November 24, 2008 to 100,014 Shares at December 31, 2008 due to 100,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the year ended December 31, 2010, the year ended December 31, 2009 and the period ended December 31, 2008, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 26.8%, decreased by 1.1% and decreased by 13.3%, respectively. The decrease of 26.8%, for the year ended December 31, 2010, as compared to the decrease of 1.1% for the year ended December 31, 2009, was primarily due to a relatively higher depreciation in the value of the assets held by the Fund during the year ended December 31, 2010. The decrease of 1.1% for the year ended December 31, 2009, as compared to the decrease of 13.3% for the period ended December 31, 2008, was primarily due to relatively lower depreciation in the value of the assets held by the Fund during the year ended December 31, 2009.

During the year ended December 31, 2010, the Fund’s NAV reached its high for the year on May 3, 2010 at $21.85 per share and reached its low for the year on October 29, 2010 at $15.46 per share. By comparison, during the year ended December 31, 2009, the Fund’s NAV reached its high for the year on April 6, 2009 at $26.27 per share and reached its low for the year on November 30, 2009 at $18.57 per share. By comparison, during the period ended December 31, 2008, the Fund’s NAV reached its high for the period on November 24, 2008 at $25.00 per share and reached its low for the period on December 17, 2008 at $20.15 per share.

During the year ended December 31, 2010, the benchmark index rose by a cumulative 14.6% and had an annualized volatility of 11%. By comparison, during the year ended December 31, 2009 and the period ended December 31, 2008, the benchmark index declined by a cumulative 2.5% and rose by a cumulative 6.9%, respectively, and had an annualized volatility of 13% and 17%, respectively. The benchmark’s rise of 14.6% for the year ended December 31, 2010, as compared to the benchmark’s decline of 2.5% for the year ended December 31, 2009, can be attributed to an increase in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2010. The benchmark’s decline of 2.5% for the year ended December 31, 2009, as compared to the benchmark’s rise of 6.9% for the period ended December 31, 2008, can be attributed to a decrease in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2009.

Net Income/Loss

For the year ended December 31, 2010, the Fund’s net loss was $44,315,489, resulting from a net investment loss of $1,213,282, inclusive of management fees of $1,447,095 (.95% of the Fund’s average weighted assets of $152,325,854), a net realized loss of $22,109,488 and a change in net unrealized appreciation/depreciation of $20,992,719. By comparison, for the year ended December 31, 2009, the Fund’s net loss was $1,661,279, resulting from a net investment loss of $348,942, inclusive of management fees of $304,905 (.95% of the Fund’s average weighted assets of $39,425,884) and offering costs of $69,641, a net realized loss of $6,039,297 and a change in net unrealized appreciation/depreciation of $4,726,960. The Fund’s net income decreased for the year ended December 31,

2010, as compared to the year ended December 31, 2009 primarily due to an increase in the value of the Japanese Yen versus the U.S. Dollar. By comparison, for the period ended December 31, 2008, the Fund’s net loss was $333,733, resulting from a net investment loss of $2,148, inclusive of organization costs of $27,952, offering costs of $7,856 and offset by limitation by Sponsor of $33,660, a net realized loss of $467,502 and a change in net unrealized appreciation/depreciation of $135,917. The Fund’s net income decreased for the year ended December 31, 2009, as compared to the period ended December 31, 2008 primarily due to decreases in the value of the Japanese Yen versus the U.S. Dollar, during the first six months of 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

As of February 25, 2011, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For more information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K.

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

The Funds could lose money if the issuer of a debt security is unable to meet its financial obligations or goes bankrupt. The Funds could also lose money if the issuer of a debt security in which it has a short position is upgraded or generally improves its standing. Changes in an issuer’s financial strength or in an issuer’s or debt security’s credit rating also may affect a security’s value and thus have an impact on a Fund’s performance. Credit risk usually applies to most debt securities, but generally is not a factor for U.S. government obligations.

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

For financial reporting purposes, the Leveraged Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of some Leveraged Funds’ final creation/redemption NAV for the year ended December 31, 2010.

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

Fair value pricing may require subjective determinations about the value of an investment. While each Leveraged Fund’s policy is intended to result in a calculation of the Leveraged Fund’s NAV that fairly reflects investment values as of the time of pricing, the Leveraged Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that the Leveraged Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by the Leveraged Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

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

Each Geared Fund pays its respective brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which are sensitive to commodity price risk. As of December 31, 2010 and 2009, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra DJ-UBS Commodity:

As of December 31, 2010, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s swap positions as of December 31, 2010, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$162.3929	$8,446,418
Dow Jones-UBS Commodity Index	UBS AG	Long	162.3929	27,949,246

The December 31, 2010 swap notional amount is calculated by multiplying units times the closing level of the Index. The notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of December 31, 2009, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s swap positions as of December 31, 2009, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$139.1873	$9,230,808
Dow Jones-UBS Commodity Index	UBS AG	Long	139.1873	30,278,956

The December 31, 2009 swap notional amount is calculated by multiplying units times the closing level of the Index. The notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Commodity:

As of December 31, 2010, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s short swap positions as of December 31, 2010, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$162.3929	$(897,578)
Dow Jones-UBS Commodity Index	UBS AG	Short	162.3929	(1,978,699)

The December 31, 2010 short swap notional amount is calculated by multiplying units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of December 31, 2009, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s short swap positions as of December 31, 2009, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$139.1873	$(1,001,057)
Dow Jones-UBS Commodity Index	UBS AG	Short	139.1873	(4,834,281)

The December 31, 2009 short swap notional amount is calculated by multiplying units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Crude Oil:

As of December 31, 2010, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	March 2011	2,100	$92.22	1,000	$193,662,000

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Long	$269.6696	$128,304,283
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Long	269.6696	134,272,508

The December 31, 2010 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2010 swap notional amount is calculated by multiplying the number of units times the closing level of the Index. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovery collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	March 2010	2,873	$80.02	1,000	$229,897,460

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Long	$260.1218	$159,674,116
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Long	260.1218	258,057,998

The December 31, 2009 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2009 swap notional amount is calculated by multiplying the number of units times the closing level of the Index. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovery collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Crude Oil:

As of December 31, 2010, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	March 2011	840	$92.22	1,000	$(77,464,800)

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Short	$269.6696	$(75,087,435)
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Short	269.6696	(111,898,000)

The December 31, 2010 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2010 swap notional amount is calculated by multiplying the number of units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovery collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	March 2010	881	$80.02	1,000	$(70,497,620)

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Short	$260.1218	$(33,484,257)
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Short	260.1218	(49,370,522)

The December 31, 2009 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2009 swap notional amount is calculated by multiplying the number of units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovery collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Gold:

As of December 31, 2010, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2011	77	$1,421.40	100	$10,944,780

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$1,405.60	$92,235,472
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,405.60	416,760,400

The December 31, 2010 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2010 forward notional amount equals units multiplied by the forward price. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of December 31, 2009, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2009, which are sensitive to commodity price risk.

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

The December 31, 2009 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2009 forward notional amount equals units multiplied by the forward price. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Gold:

As of December 31, 2010, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2011	60	$1,421.40	100	$(8,528,400)

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$1,405.60	$(39,072,869)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,405.60	(107,387,840)

The December 31, 2010 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2010 short forward notional amount equals units multiplied by the forward price. The short notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

The December 31, 2009 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2009 short forward notional amount equals units multiplied by the forward price. The short notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of December 31, 2010, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2011	229	$30.937	5,000	$35,422,865

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$30.6322	$247,992,165
0.999 Fine Troy Ounce Silver	UBS AG	Long	30.6322	810,344,219

The December 31, 2010 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2010 forward notional amount equals units multiplied by the forward price. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

The December 31, 2009 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2009 forward notional amount equals units multiplied by the forward price. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of December 31, 2010, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2010, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2011	49	$30.937	5,000	$(7,579,565)

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$30.6322	$(52,917,126)
0.999 Fine Troy Ounce Silver	UBS AG	Short	30.6322	(137,783,636)

The December 31, 2010 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2010 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

The December 31, 2009 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2009 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Funds’ Financial Instruments, which are sensitive to changes in exchange rates. As of December 31, 2010 and 2009, each of the Currency Funds’ positions were as follows:

ProShares Ultra Euro:

As of December 31, 2010, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2010, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/07/11	6,509,725	1.3367	$8,701,573
Euro	UBS AG	Long	01/07/11	5,408,200	1.3367	7,229,160
Euro	Goldman Sachs International	Short	01/07/11	(274,700)	1.3367	(367,192)
Euro	UBS AG	Short	01/07/11	(75,600)	1.3367	(101,055)

The December 31, 2010 USD market value equals the number of Euros multiplied by the forward rate. The notional amount will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

The December 31, 2009 USD market value equals the number of Euros multiplied by the forward rate. The notional amount will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Euro:

As of December 31, 2010, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2010, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/07/11	93,466,300	1.3367	$124,936,741
Euro	UBS AG	Long	01/07/11	56,570,100	1.3367	75,617,457
Euro	Goldman Sachs International	Short	01/07/11	(417,611,725)	1.3367	(558,223,100)
Euro	UBS AG	Short	01/07/11	(396,904,800)	1.3367	(530,544,078)

The December 31, 2010 USD market value equals the number of Euros multiplied by the forward rate. The notional amount will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of December 31, 2009, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/08/10	3,298,800	1.4314	$4,721,901
Euro	Goldman Sachs International	Short	01/08/10	(62,465,425)	1.4314	(89,412,976)
Euro	UBS AG	Short	01/08/10	(81,656,800)	1.4314	(116,883,500)

The December 31, 2009 USD market value equals the number of Euros multiplied by the forward rate. The notional amount will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of December 31, 2010, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2010, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/07/11	398,750,000	0.012311	$4,908,950
Yen	UBS AG	Long	01/07/11	441,640,000	0.012311	5,436,962
Yen	Goldman Sachs International	Short	01/07/11	(24,020,000)	0.012311	(295,707)

The December 31, 2010 USD market value equals the number of Yen multiplied by the forward rate. The notional amount will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

The December 31, 2009 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of December 31, 2010, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2010, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/07/11	4,660,570,000	0.012311	$57,375,559
Yen	UBS AG	Long	01/07/11	3,734,640,000	0.012311	45,976,577
Yen	Goldman Sachs International	Short	01/07/11	(20,869,950,000)	0.012311	(256,926,737)
Yen	UBS AG	Short	01/07/11	(21,245,680,000)	0.012311	(261,552,292)

The December 31, 2010 USD market value equals the number of Yen multiplied by the forward rate. The notional amount will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by negative two. See “Item 1A.

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

As of December 31, 2009, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2009, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/08/10	87,770,000	0.010739	$942,580
Yen	Goldman Sachs International	Short	01/08/10	(6,109,260,000)	0.010739	(65,608,565)
Yen	UBS AG	Short	01/08/10	(6,534,450,000)	0.010739	(70,174,765)

The December 31, 2009 USD market value equals the number of Yen multiplied by the forward rate. The notional amount will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts, which are aimed at keeping exposure in-line with its single day investment objective, into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by negative two. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Qualitative Disclosure

As described above in Item 7 of this Annual Report on Form 10-K, it is the investment objective of each Leveraged Fund to seek daily investment results, before fees and expenses, which correspond to twice (200%) the daily performance, whether positive or negative, of its corresponding benchmark. Each Ultra ProShares Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the daily performance of its corresponding benchmark. Each Short Fund will seek daily investment results (before fees and expenses) that correspond to the inverse (opposite) of the daily performance of its corresponding benchmark. Each UltraShort ProShares Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the inverse (opposite) of the daily performance of its corresponding benchmark. Each VIX Fund seeks daily investment results (before fees and expenses) that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than one day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Investors should monitor their ProShares holdings consistent with their strategies, as frequently as daily. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. The VIX Funds seek to achieve their stated investment objective both over a single day and over time.

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

Additionally, performance over time is a cumulative effect of geometrically linking each day’s leveraged or inverse leveraged returns. For instance, if a corresponding benchmark was up 10% and then down 10%, which would result in a (1.1*0.9)-1 = -1% period benchmark return, the two-day period return for a theoretical two-times fund would be equal to a (1.2 *0.8)-1 = -4% period Fund return (rather than simply two times the period return of the benchmark).

Exchange Rate Sensitivity

As further described above in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Currency Funds, several factors may affect the value of the foreign currencies or the U.S. Dollar, and, in turn, the Financial Instruments and other assets, if any, owned by a Fund. The impact of changes in the price of a currency will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of a currency will negatively impact the daily performance of Shares of an UltraShort Fund and daily decreases in the price of a currency will negatively impact the daily performance of Shares of an Ultra Fund.

Additionally, performance over time is a cumulative effect of geometrically linking each day’s leveraged or inverse leveraged returns. For instance, if a corresponding benchmark was up 10% and then down 10%, which would result in a (1.1*0.9)-1 = -1% period benchmark return, the two-day period return for a theoretical two-times fund would be equal to a (1.2 *0.8)-1 = -4% period Fund return (rather than simply two times the period return of the benchmark).

Managing Market Risks

Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (100%, 200%, -100% or -200%), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described above in Item 7 of this Annual Report on Form 10-K, these adjustments are done through the use of various Financial Instruments. No attempt is made to adjust market exposure in order to avoid changes to the benchmark that would cause the Funds to lose value. Factors common to all Funds that may require portfolio re-positioning are create/redeem activity and index rebalances.

For Geared Funds, the impact of the Index’s movements during the day also affects whether the Fund’s portfolio needs to be re-positioned. For example, if the Index for an Ultra Fund has risen on a given day, net assets of the Fund should rise, meaning that the Fund’s long exposure will need to be increased to the extent there are not offsetting factors such as redemption activity. Conversely, if the Index has fallen on a given day, net assets of an Ultra Fund should fall, meaning the Fund’s long exposure will generally need to be decreased. Net assets for Short Funds will generally decrease when the Index rises on a given day, meaning the Fund’s short exposure may need to be decreased. Conversely if the Index has fallen on a given day, a Short Fund’s assets should rise, meaning its short exposure may need to be increased.

The use of certain Financial Instruments introduces counterparty risk. A Fund will be subject to credit risk with respect to the amount it expects to receive from counterparties to Financial Instruments entered into by the Fund. A Fund may be negatively impacted if a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties. Each Fund intends to enter into swap and forward agreements only with large, established and well capitalized financial institutions that meet certain credit quality standards and monitoring policies. Each Fund may use various techniques to minimize credit risk including early termination or reset and payment, and limiting the net amount due from any individual counterparty.

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

Item 8. Financial Statements and Supplementary Data.

Statement of Operations for three month periods ended March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, the year ended December 31, 2010, the three month periods ended March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009 and the year ended December 31, 2009 for each Fund.

PROSHARES ULTRA DJ-UBS COMMODITY

	Three months ended (unaudited)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Year ended December 31, 2010
Net investment income (loss)	$(27,282)	$(22,326)	$(22,115)	$(29,784)	$(101,507)

Net realized and unrealized gain (loss)	$(1,995,440)	$(1,375,756)	$2,290,577	$4,044,641	$2,964,022
Net income (loss)	$(2,022,722)	$(1,398,082)	$2,268,462	$4,014,857	$2,862,515
Net increase (decrease) in net asset value per share	$(3.18)	$(2.66)	$5.21	$8.79	$8.16

	Three months ended (unaudited)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
Net investment income (loss)	$(14,679)	$(47,980)	$(50,418)	$(46,918)	$(159,995)

Net realized and unrealized gain (loss)	$(946,612)	$2,624,628	$531,418	$3,063,195	$5,272,629
Net income (loss)	$(961,291)	$2,576,648	$481,000	$3,016,277	$5,112,634
Net increase (decrease) in net asset value per share	$(3.34)	$4.02	$1.36	$4.01	$6.05

PROSHARES ULTRASHORT DJ-UBS COMMODITY

	Three months ended (unaudited)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Year ended December 31, 2010
Net investment income (loss)	$(7,877)	$(9,296)	$(4,531)	$(2,800)	$(24,504)

Net realized and unrealized gain (loss)	$190,796	$140,026	$(470,394)	$(498,795)	$(638,367)
Net income (loss)	$182,919	$130,730	$(474,925)	$(501,595)	$(662,871)
Net increase (decrease) in net asset value per share*	$5.52	$5.90	$(17.80)	$(18.73)	$(25.11)

	Three months ended (unaudited)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
Net investment income (loss)	$(6,595)	$(5,935)	$(12,170)	$(9,990)	$(34,690)

Net realized and unrealized gain (loss)	$120,121	$(727,500)	$(767,674)	$(894,657)	$(2,269,710)
Net income (loss)	$113,526	$(733,435)	$(779,844)	$(904,647)	$(2,304,400)
Net increase (decrease) in net asset value per share*	$5.68	$(35.14)	$(14.09)	$(17.31)	$(60.86)

PROSHARES ULTRA DJ-UBS CRUDE OIL

	Three months ended (unaudited)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Year ended December 31, 2010
Net investment income (loss)	$(591,012)	$(760,361)	$(892,150)	$(623,914)	$(2,867,437)
Net realized and unrealized gain (loss)	$30,374,966	$(48,524,426)	$60,169,253	$82,389,753	$124,409,546
Net income (loss)	$29,783,954	$(49,284,787)	$59,277,103	$81,765,839	$121,542,109
Net increase (decrease) in net asset value per share*	$2.46	$(14.44)	$2.06	$9.42	$(0.50)

	Three months ended (unaudited)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
Net investment income (loss)	$(846,128)	$(746,857)	$(515,805)	$(636,683)	$(2,745,473)

Net realized and unrealized gain (loss)	$(91,178,187)	$159,868,909	$2,578,193	$54,825,365	$126,094,280
Net income (loss)	$(92,024,315)	$159,122,052	$2,062,388	$54,188,682	$123,348,807
Net increase (decrease) in net asset value per share*	$(24.76)	$17.89	$(6.87)	5.12	$(8.62)

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(207,423)	$(171,589)	$(121,343)	$(283,795)	$(784,150)

Net realized and unrealized gain (loss)	$414,798	$26,434,020	$4,408,653	$(18,667,163)	$12,590,308
Net income (loss)	$207,375	$26,262,431	$4,287,310	$(18,950,958)	$11,806,158
Net increase (decrease) in net asset value per share*	$(7.93)	$14.97	$(8.78)	$(15.85)	$(17.59)

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(90,843)	$(169,058)	$(272,083)	$(253,332)	$(785,316)

Net realized and unrealized gain (loss)	$7,134,043	$(30,655,136)	$14,773,428	$(7,520,380)	$(16,268,045)
Net income (loss)	$7,043,200	$(30,824,194)	$14,501,345	$(7,773,712)	$(17,053,361)
Net increase (decrease) in net asset value per share*	$10.69	$(71.00)	$(1.97)	$(14.30)	$(76.58)

PROSHARES ULTRA GOLD

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(359,416)	$(370,912)	$(381,515)	$(484,082)	$(1,595,925)

Net realized and unrealized gain (loss)	$5,192,081	$38,336,601	$16,441,460	$30,944,584	$90,914,726
Net income (loss)	$4,832,665	$37,965,689	$16,059,945	$30,460,502	$89,318,801
Net increase (decrease) in net asset value per share	$1.50	$10.24	$4.99	$8.41	$25.14

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(196,244)	$(320,496)	$(325,204)	$(405,256)	$(1,247,200)

Net realized and unrealized gain (loss)	$(2,772,644)	$2,074,326	$15,296,192	$20,443,333	$35,041,207
Net income (loss)	$(2,968,888)	$1,753,830	$14,970,988	$20,038,077	$33,794,007
Net increase (decrease) in net asset value per share	$2.28	$0.60	$3.95	$6.43	$13.26

PROSHARES ULTRASHORT GOLD

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(149,951)	$(126,659)	$(150,860)	$(165,500)	$(592,970)

Net realized and unrealized gain (loss)	$(4,834,328)	$(16,003,561)	$(8,336,818)	$(14,054,655)	$(43,229,362)
Net income (loss)	$(4,984,279)	$(16,130,220)	$(8,487,678)	$(14,220,155)	$(43,822,332)
Net increase (decrease) in net asset value per share	$(4.05)	$(10.41)	$(4.17)	$(5.41)	$(24.04)

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(70,888)	$(113,001)	$(97,496)	$(121,398)	$(402,783)

Net realized and unrealized gain (loss)	$(4,548,861)	$(3,440,899)	$(5,881,067)	$(3,642,003)	$(17,512,830)
Net income (loss)	$(4,619,749)	$(3,553,900)	$(5,978,563)	$(3,763,401)	$(17,915,613)
Net increase (decrease) in net asset value per share	$(15.93)	$(5.59)	$(10.57)	$(12.37)	$(44.46)

PROSHARES ULTRA SILVER

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(337,766)	$(340,190)	$(322,145)	$(723,865)	$(1,723,966)

Net realized and unrealized gain (loss)	$7,614,188	$18,161,024	$52,861,734	$194,697,932	$273,334,878
Net income (loss)	$7,276,422	$17,820,834	$52,539,589	$193,974,067	$271,610,912
Net increase (decrease) in net asset value per share	$1.02	$5.49	$21.98	$70.77	$99.26

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(68,995)	$(160,903)	$(216,521)	$(312,275)	$(758,694)

Net realized and unrealized gain (loss)	$4,250,528	$2,380,569	$30,374,574	$(830,079)	$36,175,592
Net income (loss)	$4,181,533	$2,219,666	$30,158,053	$(1,142,354)	$35,416,898
Net increase (decrease) in net asset value per share	$11.22	$2.79	$13.34	$1.08	$28.43

PROSHARES ULTRASHORT SILVER

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(153,135)	$(106,584)	$(118,907)	$(160,247)	$(538,873)

Net realized and unrealized gain (loss)	$(8,809,391)	$(14,389,390)	$(23,341,515)	$(56,076,707)	$(102,617,003)
Net income (loss)	$(8,962,526)	$(14,495,974)	$(23,460,422)	$(56,236,954)	$(103,155,876)
Net increase (decrease) in net asset value per share*	$(25.72)	$(34.59)	$(40.41)	$(47.76)	$(148.48)

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(25,274)	$(86,494)	$(132,872)	$(144,263)	$(388,903)

Net realized and unrealized gain (loss)	$(1,539,496)	$(2,361,812)	$(24,882,957)	$(9,006,921)	$(37,791,186)
Net income (loss)	$(1,564,770)	$(2,448,306)	$(25,015,829)	$(9,151,184)	$(38,180,089)
Net increase (decrease) in net asset value per share*	$(324.71)	$(103.36)	$(134.98)	$(32.61)	$(595.66)

PROSHARES ULTRA EURO

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(17,820)	$(26,289)	$(30,018)	$(18,536)	$(92,663)

Net realized and unrealized gain (loss)	$(882,437)	$(2,014,364)	$3,185,543	$(263,841)	$24,901
Net income (loss)	$(900,257)	$(2,040,653)	$3,155,525	$(282,377)	$(67,762)
Net increase (decrease) in net asset value per share	$(3.44)	$(4.92)	$5.13	$(1.14)	$(4.37)

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(11,076)	$(13,792)	$(17,177)	$(18,671)	$(60,716)

Net realized and unrealized gain (loss)	$(335,533)	$621,312	$622,620	$(346,375)	$562,024
Net income (loss)	$(346,609)	$607,520	$605,443	$(365,046)	$501,308
Net increase (decrease) in net asset value per share	$(2.96)	$2.88	$2.43	$(1.46)	$0.89

PROSHARES ULTRASHORT EURO

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(442,167)	$(814,585)	$(664,325)	$(884,735)	$(2,805,812)

Net realized and unrealized gain (loss)	$19,664,663	$72,553,479	$(83,832,685)	$15,065,310	$23,450,767
Net income (loss)	$19,222,496	$71,738,894	$(84,497,010)	$14,180,575	$20,644,955
Net increase (decrease) in net asset value per share	$2.11	$4.20	$(5.16)	$0.46	$1.61

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(58,136)	$(86,464)	$(87,627)	$(117,502)	$(349,729)

Net realized and unrealized gain (loss)	$(2,865,163)	$(4,426,776)	$(3,637,848)	$2,423,580	$(8,506,207)
Net income (loss)	$(2,923,299)	$(4,513,240)	$(3,725,475)	$2,306,078	$(8,855,936)
Net increase (decrease) in net asset value per share	$1.54	$(2.68)	$(1.76)	$0.63	$(2.27)

PROSHARES ULTRA YEN

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(8,738)	$(7,785)	$(11,174)	$(10,394)	$(38,091)

Net realized and unrealized gain (loss)	$(46,286)	$433,627	$632,167	$406,843	$1,426,351
Net income (loss)	$(55,024)	$425,842	$620,993	$396,449	$1,388,260
Net increase (decrease) in net asset value per share	$(0.37)	$2.84	$3.25	$1.63	$7.35

	Three months ended (unaudited)				Year ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net investment income (loss)	$(8,114)	$(8,422)	$(10,320)	$(9,867)	$(36,723)

Net realized and unrealized gain (loss)	$(752,697)	$145,261	$563,132	$(312,026)	$(356,330)
Net income (loss)	$(760,811)	$136,839	$552,812	$(321,893)	$(393,053)
Net increase (decrease) in net asset value per share	$(4.82)	$1.10	$3.56	$(2.15)	$(2.31)

PROSHARES ULTRASHORT YEN

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(217,797)	$(294,844)	$(302,251)	$(398,390)	$(1,213,282)

Net realized and unrealized gain (loss)	$3,960,851	$(18,399,554)	$(18,503,219)	$(10,160,285)	$(43,102,207)
Net income (loss)	$3,743,054	$(18,694,398)	$(18,805,470)	$(10,558,675)	$(44,315,489)
Net increase (decrease) in net asset value per share	$(0.02)	$(2.53)	$(2.20)	$(1.00)	$(5.75)

	Three months ended (unaudited)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
Net investment income (loss)	$(53,299)	$(121,257)	$(67,848)	$(106,538)	$(348,942)

Net realized and unrealized gain (loss)	$4,105,784	$(4,771,301)	$(4,501,610)	$3,854,790	$(1,312,337)
Net income (loss)	$4,052,485	$(4,892,558)	$(4,569,458)	$3,748,252	$(1,661,279)
Net increase (decrease) in net asset value per share	$3.58	$(1.72)	$(3.34)	$1.24	$(0.24)

*	See Note 10 of the Notes to Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective, as of December 31, 2010, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

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

The principal executive officer and principal financial officer of the Trust assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2010. Their assessment included an evaluation of the design of the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Trust concluded that the Funds’ internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Funds’ internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Funds’ internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Funds’ internal control over financial reporting.

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

Executive Officers of the Trust and Principals and Significant Employees of the Sponsor

Name	Position
Michael L. Sapir	Chief Executive Officer and Principal of the Sponsor
Louis M. Mayberg	Principal Executive Officer of the Trust; Chief Financial Officer and Principal of the Sponsor
William E. Seale	Principal of the Sponsor
Sapir Family Trust	Principal of the Sponsor
Northstar Trust	Principal of the Sponsor
Edward J. Karpowicz	Principal Financial Officer of the Trust
Todd B. Johnson*	Chief Investment Officer and Principal of the Sponsor

Howard S. Rubin	Director, Portfolio Management and Associated Person of the Sponsor
Steven Schoffstall	Portfolio Manager and Associated Person of the Sponsor
Michelle Liu	Portfolio Manager and Associated Person of the Sponsor
Ryan Dofflemeyer	Portfolio Manager and Associated Person of the Sponsor
Lisa P. Johnson	Principal of the Sponsor
Victor M. Frye	Principal of the Sponsor

*	Denotes principal of the Sponsor who participates in making trading decisions for the Funds.

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

William E. Seale, Ph.D., a member of the Sponsor and a listed principal of the Sponsor since June 11, 1999; a member of PFA since April 1997 and a member of PSA since April 2005. Dr. Seale served as Chief Investment Officer of PFA from January 2003 to July 2005 and from October 2006 to June 2008 and Director of Portfolio from January 1997 to January 2003. He served as Chief Investment Officer of PSA from October 2006 to June 2008. In these roles, Dr. Seale’s responsibilities included oversight of the investment management activities of the respective entities. Dr. Seale is a former commissioner of the CFTC.

Sapir Family Trust, a listed principal of the Sponsor. The Sapir Family Trust has ownership interest in the Sponsor and PSA. The Sapir Family Trust has passive ownership interest in the Sponsor and exercises no management authority over the Funds.

Northstar Trust, a listed principal of the Sponsor. Northstar Trust has ownership interest in the Sponsor and PFA. Northstar Trust has passive ownership interest in the Sponsor and exercises no management authority over the Funds.

Edward J. Karpowicz, Principal Financial Officer of the Trust since July 2008. Mr. Karpowicz has been employed by PFA since July 2002 as Vice President of Financial Administration. Mr. Karpowicz is 47 years old.

Todd B. Johnson, a registered associated person since January 29, 2010, a listed principal of the Sponsor since January 16, 2009 and Chief Investment Officer of the Sponsor since February 27, 2009. In this role, Mr. Johnson’s responsibilities include oversight of the investment management activities of the Sponsor. Mr. Johnson has served as Chief Investment Officer of PSA and PFA since December 2008. Prior to December 2008, Mr. Johnson served at World Asset Management (a financial services firm) – President and Chief Investment Officer, January 2006 to December 2008; Managing Director and Chief Investment Officer, Quantitative Investments, January 2002 to December 2005.

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

Ryan Dofflemeyer, a registered associated person and an NFA associate member of the Sponsor since October 26, 2010 and Portfolio Manager of the Sponsor since January 3, 2011. In these roles, Mr. Dofflemeyer’s responsibilities include day-to-day portfolio management of the VIX Funds. Mr. Dofflemeyer serves as a Portfolio Manager of PFA since August of 2007 and Junior Portfolio Analyst since October of 2003 to August of 2007. Mr. Dofflemeyer also serves as Portfolio Manager for Horizon BetaPro Funds since May of 2008 and Portfolio Manager for PSA since March 2010. Mr. Dofflemeyer worked as a Research Assistant for the Investment Company Institute from September 2001 to August 2003.

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

Victor Frye, a listed principal of the Sponsor since December 2, 2008. Mr. Frye’s responsibilities include the review and approval of advertising material of the Sponsor. Mr. Frye has been employed by PFA since October 2002 as Counsel and Chief Compliance Officer.

Indemnification

The Trust Agreement provides that the Sponsor and its affiliates shall have no liability to the Trust or to any shareholder for any loss suffered by the Trust arising out of any action or inaction of the Sponsor or its affiliates or their respective directors, officers, shareholders, partners, members, managers or employees (the “Sponsor Related Parties”), if the Sponsor Related Parties, in good faith, determined that such course of conduct was in the best interests of the Funds and such course of conduct did not constitute gross negligence or willful misconduct by the Sponsor Related Parties. The Trust has agreed to indemnify the Sponsor Related Parties against claims, losses or liabilities based on their conduct relating to the Trust, provided that the conduct resulting in the claims, losses or liabilities for which indemnity is sought did not constitute gross negligence or willful misconduct and was done in good faith and in a manner reasonably believed to be in the best interests of the Funds.

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

The Sponsor receives or will receive a monthly Management Fee from each Geared Fund equal to 0.95% annually of the average daily net asset value per share at the end of each month. The Sponsor will receive a monthly Management Fee from each VIX Fund equal to 0.85% annually of the average daily net asset value per share at the end of each month to the extent that such amounts cumulatively exceed the offering costs incurred by each VIX Fund. For the year ended December 31, 2010, the following represents Management Fees earned by the Sponsor:

Fund
ProShares Ultra DJ-UBS Commodity	$123,162
ProShares UltraShort DJ-UBS Commodity	28,279
ProShares Ultra DJ-UBS Crude Oil	3,172,821
ProShares UltraShort DJ-UBS Crude Oil	842,206

ProShares Ultra Gold	1,863,659
ProShares UltraShort Gold	693,428
ProShares Ultra Silver	2,027,722
ProShares UltraShort Silver	631,456
ProShares Ultra Euro	108,841
ProShares UltraShort Euro	3,379,964
ProShares Ultra Yen	44,676
ProShares UltraShort Yen	1,447,095

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See “Item 11. Executive Compensation” of this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2010 and December 31, 2009 were as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit Fees	$606,500	$573,000
Audit-Related Fees	—	—
Tax Fees	$2,125,250	$1,977,600
All Other Fees	—	—

Total	$2,731,750	$2,550,600

Audit fees for the year ended December 31, 2010 consist of fees paid to PwC for the audit of the Funds’ December 31, 2010 annual financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010. Audit fees for the year ended December 31, 2009 consist of fees paid to PwC for the audits of the Funds’ December 31, 2000 financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

(6) None of the hours expended on PwC’s engagement to audit each Fund’s financial statements for the years ended December 31, 2010 or December 31, 2009 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statement Schedules

See the Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description of Document

4.1	Trust Agreement of ProShares Trust II (1)

4.2	Amended and Restated Trust Agreement of ProShares Trust II (2)

4.2.1	Amended and Restated Trust Agreement of ProShares Trust II (3)

4.3	Form of Authorized Participant Agreement (4)

10.1	Form of Sponsor Agreement (2)

10.2	Form of Administration and Transfer Agency Services Agreement (4)

10.3	Form of Custodian Agreement (5)

10.4	Form of Distribution Agreement (4)

10.5	Form of Futures Account Agreement (4)

23.1	Consent of Independent Registered Public Accounting Firm (6)

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (6)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (6)

32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

101.INS	XBRL Instance Document (8)

101.SCH	XBRL Taxonomy Extension Schema (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (8)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (8)

101.LAB	XBRL Taxonomy Extension Label Linkbase (8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (8)

(1)	Incorporated by reference to the Trust’s Registration Statement, filed on October 18, 2007.
(2)	Incorporated by reference to the Trust’s Registration Statement, filed on August 15, 2008.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on September 18, 2008.
(4)	Incorporated by reference to the Trust’s Registration Statement, filed on November 17, 2008.
(5)	Incorporated by reference to the Trust’s Registration Statement, filed on October 22, 2008.
(6)	Filed herewith.
(7)	Furnished herewith.
(8)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ProShares Trust II

Financial Statements as of December 31, 2010

Reports of Independent Registered Public Accounting Firm

To the Shareholders of ProShares Trust II:

In our opinion, the accompanying statements of financial condition and the related statements of operations, of changes in shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of the ProShares Trust II, comprising the following sixteen funds:

1. ProShares Ultra DJ-UBS Commodity

2. ProShares UltraShort DJ-UBS Commodity

3. ProShares Ultra DJ-UBS Crude Oil

4. ProShares UltraShort DJ-UBS Crude Oil

5. ProShares Short DJ-UBS Natural Gas

6. ProShares Ultra Gold

7. ProShares Short Gold

8. ProShares UltraShort Gold

9. ProShares Ultra Silver

10. ProShares UltraShort Silver

11. ProShares Ultra Euro

12. ProShares UltraShort Euro

13. ProShares Ultra Yen

14. ProShares UltraShort Yen

15. ProShares VIX Short-Term Futures ETF

16. ProShares VIX Mid-Term Futures ETF

(collectively, the “Trust”) at December 31, 2010 and December 31, 2009, and the results of each of their operations, changes in each of their shareholders’ equity and each of their cash flows for the years ended December 31, 2010 and December 31, 2009 and the period August 6, 2008 (Inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our audits (which were integrated audits in 2010 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of management and directors of the Trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Columbus, Ohio

February 28, 2011

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2010	December 31, 2009
Assets
Cash	$17,743	$78,112
Short-term U.S. government and agency obligations (Note 3) (cost $16,426,195 and $18,504,220, respectively)	16,426,651	18,503,052
Unrealized appreciation on swap agreements	1,755,750	1,177,968

Total assets	18,200,144	19,759,132

Liabilities and shareholders’ equity
Liabilities
Management fee payable	13,486	15,200

Total liabilities	13,486	15,200

Shareholders’ equity
Shareholders’ equity	18,186,658	19,743,932

Total liabilities and shareholders’ equity	$18,200,144	$19,759,132

Shares outstanding	500,014	700,014

Net asset value per share	$36.37	$28.21

Market value per share (Note 2)	$36.27	$28.43

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

	Principal Amount	Value
Short-term U.S. government and agency obligations
(90% of shareholders’ equity)
U.S. Treasury Bills:
0.108% due 01/06/11†	$814,000	$813,999
0.104% due 01/13/11†	2,459,000	2,458,982
0.120% due 01/20/11†	3,740,000	3,739,933
0.115% due 02/03/11	3,052,000	3,051,784
0.121% due 02/10/11	1,047,000	1,046,903
0.110% due 02/17/11†	1,512,000	1,511,796
0.108% due 02/24/11	2,702,000	2,701,576
0.130% due 03/31/11	1,102,000	1,101,678

Total short-term U.S. government and agency obligations (cost $16,426,195)		$16,426,651

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	01/06/11	$8,446,418	$419,284
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	01/06/11	27,949,246	1,336,466

			$1,755,750

†	All or partial amount segregated as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

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

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$21,655	$4,918	$—

Expenses
Management fee	123,162	95,273	—
Organization costs	—	—	27,952
Offering costs	—	69,640	7,855
Limitation by Sponsor	—	—	(33,411)

Total expenses	123,162	164,913	2,396

Net investment income (loss)	(101,507)	(159,995)	(2,396)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	2,383,511	4,280,412	(408,251)
Short-term U.S. government and agency obligations	1,105	—	—

Net realized gain (loss)	2,384,616	4,280,412	(408,251)

Change in net unrealized appreciation/depreciation on
Swap agreements	577,782	993,385	184,583
Short-term U.S. government and agency obligations	1,624	(1,168)	—

Change in net unrealized appreciation/depreciation	579,406	992,217	184,583

Net realized and unrealized gain (loss)	2,964,022	5,272,629	(223,668)

Net income (loss)	$2,862,515	$5,112,634	$(226,064)

Net income (loss) per weighted-average share	$5.83	$6.84	$(1.90)

Weighted-average shares outstanding	491,384	747,000	118,933

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$19,743,932	$3,325,011	$—

Addition of shares (400,000, 1,200,000 and 150,014, respectively)	10,478,092	25,899,594	3,551,075
Redemption of shares (600,000, 650,000 and 0, respectively)	(14,897,881)	(14,593,307)	—

Net addition (redemption) of shares ((200,000), 550,000 and 150,014, respectively)	(4,419,789)	11,306,287	3,551,075

Net investment income (loss)	(101,507)	(159,995)	(2,396)
Net realized gain (loss)	2,384,616	4,280,412	(408,251)
Change in net unrealized appreciation/depreciation	579,406	992,217	184,583

Net income (loss)	2,862,515	5,112,634	(226,064)

Shareholders’ equity, end of period	$18,186,658	$19,743,932	$3,325,011

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$2,862,515	$5,112,634	$(226,064)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	—	1,335,000	(1,335,000)
Net sale (purchase) of short-term U.S. government and agency obligations	2,078,025	(18,504,220)	—
Change in unrealized appreciation/depreciation on investments	(579,406)	(992,217)	(184,583)
Decrease (Increase) in receivable from Sponsor	—	33,411	(33,411)
Amortization of offering cost	—	69,640	(69,640)
Increase (Decrease) in management fee payable	(1,714)	15,200	—
Increase (Decrease) in accounts payable	—	(42,977)	42,977

Net cash provided by (used in) operating activities	4,359,420	(12,973,529)	(1,805,721)

Cash flow from financing activities
Proceeds from addition of shares	10,478,092	25,899,594	3,551,075
Payment on shares redeemed	(14,897,881)	(14,593,307)	—

Net cash provided by (used in) financing activities	(4,419,789)	11,306,287	3,551,075

Net increase (decrease) in cash	(60,369)	(1,667,242)	1,745,354
Cash, beginning of period	78,112	1,745,354	—

Cash, end of period	$17,743	$78,112	$1,745,354

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY*

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2010	December 31, 2009
Assets
Cash	$10,654	$90,383
Segregated cash balances for swap agreements	—	485,000
Short-term U.S. government and agency obligations (Note 3) (cost $1,594,783 and $2,568,287, respectively)	1,594,842	2,568,141

Total assets	1,605,496	3,143,524

Liabilities and shareholders’ equity
Liabilities
Management fee payable	1,273	2,493
Unrealized depreciation on swap agreements	164,150	216,605

Total liabilities	165,423	219,098

Shareholders’ equity
Shareholders’ equity	1,440,073	2,924,426

Total liabilities and shareholders’ equity	$1,605,496	$3,143,524

Shares outstanding	30,003	40,003

Net asset value per share	$48.00	$73.11

Market value per share (Note 2)	$48.30	$73.25

*	See Note 10.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

	Principal Amount	Value
Short-term U.S. government and agency obligations
(111% of shareholders’ equity)
U.S. Treasury Bills:
0.095% due 01/06/11	$8,000	$8,000
0.102% due 01/13/11†	279,000	278,998
0.130% due 01/27/11†	615,000	614,980
0.121% due 02/10/11	149,000	148,986
0.105% due 02/24/11	272,000	271,957
0.130% due 03/31/11	272,000	271,921

Total short-term U.S. government and agency obligations (cost $1,594,783)		$1,594,842

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	01/06/11	$(897,578)	$(46,907)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	01/06/11	(1,978,699)	(117,243)

			$(164,150)

†	All or partial amount segregated as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

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

PROSHARES ULTRASHORT DJ-UBS COMMODITY*

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$3,775	$822	$—

Expenses
Management fee	28,279	3,100	—
Organization costs	—	—	27,953
Offering costs	—	278,414	31,406
Limitation by Sponsor	—	(246,002)	(56,576)

Total expenses	28,279	35,512	2,783

Net investment income (loss)	(24,504)	(34,690)	(2,783)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(691,056)	(2,479,160)	607,967
Short-term U.S. government and agency obligations	29	—	—

Net realized gain (loss)	(691,027)	(2,479,160)	607,967

Change in net unrealized appreciation/depreciation on
Swap agreements	52,455	209,596	(426,201)
Short-term U.S. government and agency obligations	205	(146)	—

Change in net unrealized appreciation/depreciation	52,660	209,450	(426,201)

Net realized and unrealized gain (loss)	(638,367)	(2,269,710)	181,766

Net income (loss)	$(662,871)	$(2,304,400)	$178,983

Net income (loss) per weighted-average share	$(16.89)	$(62.35)	$8.95

Weighted-average shares outstanding	39,236	36,962	20,003

*	See Note 10.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY*

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$2,924,426	$2,679,883	$—

Addition of shares (50,000, 40,000 and 20,003, respectively)	3,976,994	4,145,511	2,500,900
Redemption of shares (60,000, 20,000 and 0, respectively)	(4,798,476)	(1,596,568)	—

Net addition (redemption) of shares ((10,000), 20,000 and 20,003, respectively)	(821,482)	2,548,943	2,500,900

Net investment income (loss)	(24,504)	(34,690)	(2,783)
Net realized gain (loss)	(691,027)	(2,479,160)	607,967
Change in net unrealized appreciation/depreciation	52,660	209,450	(426,201)

Net income (loss)	(662,871)	(2,304,400)	178,983

Shareholders’ equity, end of period	$1,440,073	$2,924,426	$2,679,883

*	See Note 10.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$(662,871)	$(2,304,400)	$178,983
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	485,000	915,000	(1,400,000)
Net sale (purchase) of short-term U.S. government and agency obligations	973,504	(2,568,287)	—
Change in unrealized appreciation/depreciation on investments	(52,660)	(209,450)	426,201
Decrease (Increase) in receivable from Sponsor	—	56,576	(56,576)
Amortization of offering cost	—	278,414	(278,414)
Increase (Decrease) in management fee payable	(1,220)	2,493	—
Increase (Decrease) in accounts payable	—	(208,046)	208,046

Net cash provided by (used in) operating activities	741,753	(4,037,700)	(921,760)

Cash flow from financing activities
Proceeds from addition of shares	3,976,994	4,145,511	2,500,900
Payment on shares redeemed	(4,798,476)	(1,596,568)	—

Net cash provided by (used in) financing activities	(821,482)	2,548,943	2,500,900

Net increase (decrease) in cash	(79,729)	(1,488,757)	1,579,140
Cash, beginning of period	90,383	1,579,140	—

Cash, end of period	$10,654	$90,383	$1,579,140

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL*

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2010	December 31, 2009
Assets
Cash	$905,158	$80,936
Segregated cash balances with brokers for futures contracts	10,631,250	13,574,925
Short-term U.S. government and agency obligations (Note 3) (cost $244,384,335 and $323,044,324, respectively)	244,394,920	323,026,067
Unrealized appreciation on swap agreements	5,649,644	21,129,076
Receivable on open futures contracts	3,035,150	1,466,444

Total assets	264,616,122	359,277,448

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	36,266,723	35,195,574
Management fee payable	216,322	262,204

Total liabilities	36,483,045	35,457,778

Shareholders’ equity
Shareholders’ equity	228,133,077	323,819,670

Total liabilities and shareholders’ equity	$264,616,122	$359,277,448

Shares outstanding	4,562,504	6,412,504

Net asset value per share	$50.00	$50.50

Market value per share (Note 2)	$49.98	$50.72

*	See Note 10.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

	Principal Amount	Value
Short-term U.S. government and agency obligations
(107% of shareholders’ equity)
U.S. Treasury Bills:
0.110% due 01/06/11	$11,831,000	$11,830,991
0.122% due 01/13/11	29,760,000	29,759,780
0.135% due 01/20/11†	70,539,000	70,537,730
0.135% due 01/27/11†	67,148,000	67,145,811
0.110% due 02/03/11	1,938,000	1,937,863
0.121% due 02/10/11†	22,408,000	22,405,918
0.110% due 02/17/11	16,918,000	16,915,721
0.110% due 02/24/11	22,775,000	22,771,424
0.130% due 03/31/11	1,090,000	1,089,682

Total short-term U.S. government and agency obligations (cost $244,384,335)		$244,394,920

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires March 2011	2,100	$193,662,000	$5,412,760

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	01/06/11	$128,304,283	$2,527,855
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	01/06/11	134,272,508	3,121,789

			$5,649,644

†	All or partial amount segregated as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

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

PROSHARES ULTRA DJ-UBS CRUDE OIL*

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$452,166	$110,254	$—

Expenses
Management fee	3,172,821	2,460,980	—
Brokerage commissions	146,782	255,521	13,208
Organization costs	—	—	27,953
Offering costs	—	139,226	15,705
Limitation by Sponsor	—	—	(16,192)

Total expenses	3,319,603	2,855,727	40,674

Net investment income (loss)	(2,867,437)	(2,745,473)	(40,674)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	60,942,921	42,952,627	(2,721,403)
Swap agreements	90,323,497	57,831,434	—
Short-term U.S. government and agency obligations	58,758	—	—

Net realized gain (loss)	151,325,176	100,784,061	(2,721,403)

Change in net unrealized appreciation/depreciation on
Futures contracts	(11,465,040)	4,199,400	12,678,400
Swap agreements	(15,479,432)	21,129,076	—
Short-term U.S. government and agency obligations	28,842	(18,257)	—

Change in net unrealized appreciation/depreciation	(26,915,630)	25,310,219	12,678,400

Net realized and unrealized gain (loss)	124,409,546	126,094,280	9,956,997

Net income (loss)	$121,542,109	$123,348,807	$9,916,323

Net income (loss) per weighted-average share	$15.18	$18.40	$17.50

Weighted-average shares outstanding	8,007,606	6,703,668	566,558

*	See Note 10.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL*

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$323,819,670	$99,772,943	$—

Addition of shares (29,262,500, 31,787,500 and 1,812,504, respectively)	1,162,325,334	1,254,758,064	97,245,593
Redemption of shares (31,112,500, 27,062,500 and 125,000, respectively)	(1,379,554,036)	(1,154,060,144)	(7,388,973)

Net addition (redemption) of shares ((1,850,000), 4,725,000 and 1,687,504, respectively)	(217,228,702)	100,697,920	89,856,620

Net investment income (loss)	(2,867,437)	(2,745,473)	(40,674)
Net realized gain (loss)	151,325,176	100,784,061	(2,721,403)
Change in net unrealized appreciation/depreciation	(26,915,630)	25,310,219	12,678,400

Net income (loss)	121,542,109	123,348,807	9,916,323

Shareholders’ equity, end of period	$228,133,077	$323,819,670	$99,772,943

*	See Note 10.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$121,542,109	$123,348,807	$9,916,323
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,943,675	23,850,113	(37,425,038)
Net sale (purchase) of short-term U.S. government and agency obligations	78,659,989	(323,044,324)	—
Change in unrealized appreciation/depreciation on investments	15,450,590	(21,110,819)	—
Decrease (Increase) in receivable on futures contracts	(1,568,706)	19,061,294	(20,527,738)
Decrease (Increase) in receivable from Sponsor	—	16,192	(16,192)
Amortization of offering cost	—	139,226	(139,226)
Increase (Decrease) in management fee payable	(45,882)	262,204	—
Increase (Decrease) in accounts payable	—	(97,742)	97,742

Net cash provided by (used in) operating activities	216,981,775	(177,575,049)	(48,094,129)

Cash flow from financing activities
Proceeds from addition of shares	1,162,325,334	1,263,568,408	88,435,249
Payment on shares redeemed	(1,378,482,887)	(1,126,253,543)	—

Net cash provided by (used in) financing activities	(216,157,553)	137,314,865	88,435,249

Net increase (decrease) in cash	824,222	(40,260,184)	40,341,120
Cash, beginning of period	80,936	40,341,120	—

Cash, end of period	$905,158	$80,936	$40,341,120

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL*

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2010	December 31, 2009
Assets
Cash	$4,007,347	$75,409
Segregated cash balances with brokers for futures contracts	4,252,500	4,162,725
Short-term U.S. government and agency obligations (Note 3) (cost $135,631,915 and $66,498,959, respectively)	135,637,192	66,495,308
Receivable from capital shares sold	—	8,244,946

Total assets	143,897,039	78,978,388

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	6,313,753	—
Payable on open futures contracts	1,140,144	1,271,069
Management fee payable	117,277	68,204
Unrealized depreciation on swap agreements	4,111,608	982,489

Total liabilities	11,682,782	2,321,762

Shareholders’ equity
Shareholders’ equity	132,214,257	76,656,626

Total liabilities and shareholders’ equity	$143,897,039	$78,978,388

Shares outstanding	2,600,003	1,120,003

Net asset value per share	$50.85	$68.44

Market value per share (Note 2)	$50.85	$68.25

*	See Note 10.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
U.S. Treasury Bills:
0.106% due 01/06/11†	$3,629,000	$3,628,997
0.120% due 01/13/11†	9,907,000	9,906,927
0.135% due 01/20/11†	24,123,000	24,122,566
0.107% due 01/27/11†	6,935,000	6,934,774
0.121% due 02/03/11	52,646,000	52,642,283
0.120% due 02/10/11†	26,266,000	26,263,560
0.110% due 02/17/11	9,026,000	9,024,784
0.105% due 02/24/11	1,557,000	1,556,756
0.130% due 03/31/11	1,557,000	1,556,545

Total short-term U.S. government and agency obligations (cost $135,631,915)		$135,637,192

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2011	840	$77,464,800	$(2,384,420)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	01/06/11	$(75,087,435)	$(1,581,960)
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	01/06/11	(111,898,000)	(2,529,648)

			$(4,111,608)

†	All or partial amount segregated as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

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

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL*

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$115,372	$24,406	$—

Expenses
Management fee	842,206	442,423	—
Brokerage commissions	57,316	88,885	4,985
Organization costs	—	—	27,953
Offering costs	—	278,414	31,406
Limitation by Sponsor	—	—	(53,143)

Total expenses	899,522	809,722	11,201

Net investment income (loss)	(784,150)	(785,316)	(11,201)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,313,487	(2,665,630)	2,832,831
Swap agreements	12,707,736	(13,102,965)	—
Short-term U.S. government and agency obligations	9,796	—	—

Net realized gain (loss)	15,031,019	(15,768,595)	2,832,831

Change in net unrealized appreciation/depreciation on
Futures contracts	679,480	486,690	(3,550,590)
Swap agreements	(3,129,119)	(982,489)	—
Short-term U.S. government and agency obligations	8,928	(3,651)	—

Change in net unrealized appreciation/depreciation	(2,440,711)	(499,450)	(3,550,590)

Net realized and unrealized gain (loss)	12,590,308	(16,268,045)	(717,759)

Net income (loss)	$11,806,158	$(17,053,361)	$(728,960)

Net income (loss) per weighted-average share	$8.49	$(19.53)	$(21.93)

Weighted-average shares outstanding	1,390,578	873,318	33,246

*	See Note 10.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL*

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$76,656,626	$14,502,399	$—

Addition of shares (9,150,000, 4,400,000 and 120,003, respectively)	569,014,790	469,708,747	18,849,361
Redemption of shares (7,670,000, 3,380,000 and 20,000, respectively)	(525,263,317)	(390,501,159)	(3,618,002)

Net addition (redemption) of shares (1,480,000, 1,020,000 and 100,003, respectively)	43,751,473	79,207,588	15,231,359

Net investment income (loss)	(784,150)	(785,316)	(11,201)
Net realized gain (loss)	15,031,019	(15,768,595)	2,832,831
Change in net unrealized appreciation/depreciation	(2,440,711)	(499,450)	(3,550,590)

Net income (loss)	11,806,158	(17,053,361)	(728,960)

Shareholders’ equity, end of period	$132,214,257	$76,656,626	$14,502,399

*	See Note 10.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$11,806,158	$(17,053,361)	$(728,960)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(89,775)	1,286,550	(5,449,275)
Net sale (purchase) of short-term U.S. government and agency obligations	(69,132,956)	(66,498,959)	—
Change in unrealized appreciation/depreciation on investments	3,120,191	986,140	—
Decrease (Increase) in receivable from Sponsor	—	53,143	(53,143)
Amortization of offering cost	—	278,414	(278,414)
Increase (Decrease) in management fee payable	49,073	68,204	—
Increase (Decrease) in payable on futures contracts	(130,925)	(2,994,829)	4,265,898
Increase (Decrease) in accounts payable	—	(208,046)	208,046

Net cash provided by (used in) operating activities	(54,378,234)	(84,082,744)	(2,035,848)

Cash flow from financing activities
Proceeds from addition of shares	577,259,736	468,733,659	11,579,503
Payment on shares redeemed	(518,949,564)	(392,500,720)	(1,618,441)

Net cash provided by (used in) financing activities	58,310,172	76,232,939	9,961,062

Net increase (decrease) in cash	3,931,938	(7,849,805)	7,925,214
Cash, beginning of period	75,409	7,925,214	—

Cash, end of period	$4,007,347	$75,409	$7,925,214

See accompanying notes to financial statements.

PROSHARES SHORT DJ-UBS NATURAL GAS*

STATEMENT OF FINANCIAL CONDITION

DECEMBER 31, 2010

Assets
Cash	$200

Total assets	$200

Shareholders’ equity
Shareholders’ equity	$200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2010	December 31, 2009
Assets
Cash	$1,262,424	$96,468
Segregated cash balances with brokers for futures contracts	467,775	480,837
Short-term U.S. government and agency obligations (Note 3) (cost $249,242,580 and $168,088,591, respectively)	249,250,657	168,085,670
Unrealized appreciation on forward agreements	8,724,587	—
Receivable on open futures contracts	60,830	32,930

Total assets	259,766,273	168,695,905

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,835,057
Management fee payable	204,198	149,879
Unrealized depreciation on forward agreements	—	5,234,260

Total liabilities	204,198	12,219,196

Shareholders’ equity
Shareholders’ equity	259,562,075	156,476,709

Total liabilities and shareholders’ equity	$259,766,273	$168,695,905

Shares outstanding	3,750,014	3,550,014

Net asset value per share	$69.22	$44.08

Market value per share (Note 2)	$70.72	$44.68

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

	Principal Amount	Value
Short-term U.S. government and agency obligations
(96% of shareholders’ equity)
U.S. Treasury Bills:
0.110% due 01/06/11	$8,000	$8,000
0.115% due 01/13/11†	47,146,000	47,145,651
0.133% due 01/20/11†	53,152,000	53,151,043
0.134% due 01/27/11†	27,987,000	27,986,088
0.115% due 02/03/11	2,764,000	2,763,805
0.120% due 02/10/11†	22,359,000	22,356,923
0.110% due 02/17/11†	32,364,000	32,359,640
0.108% due 02/24/11	44,791,000	44,783,968
0.130% due 03/31/11	18,701,000	18,695,539

Total short-term U.S. government and agency obligations (cost $249,242,580)		$249,250,657

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires February 2011	77	$10,944,780	$305,980

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	01/06/11	$65,620	$92,235,472	$1,668,106
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	01/06/11	296,500	416,760,400	7,056,481

				$8,724,587

†	All or partial amount segregated as collateral for forward agreements.
^	The positions and counterparties herein are as of December 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

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

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$271,540	$55,592	$—

Expenses
Management fee	1,863,659	1,014,224	—
Brokerage commissions	3,806	4,213	110
Organization costs	—	—	27,953
Offering costs	—	284,355	25,465
Limitation by Sponsor	—	—	(43,098)

Total expenses	1,867,465	1,302,792	10,430

Net investment income (loss)	(1,595,925)	(1,247,200)	(10,430)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,766,498	1,905,831	28,483
Forward agreements	74,670,736	38,020,273	2,239,235
Short-term U.S. government and agency obligations	7,467	—	—

Net realized gain (loss)	76,444,701	39,926,104	2,267,718

Change in net unrealized appreciation/depreciation on
Futures contracts	500,180	(233,970)	39,770
Forward agreements	13,958,847	(4,648,006)	(586,254)
Short-term U.S. government and agency obligations	10,998	(2,921)	—

Change in net unrealized appreciation/depreciation	14,470,025	(4,884,897)	(546,484)

Net realized and unrealized gain (loss)	90,914,726	35,041,207	1,721,234

Net income (loss)	$89,318,801	$33,794,007	$1,710,804

Net income (loss) per weighted-average share	$24.67	$9.17	$3.84

Weighted-average shares outstanding	3,620,973	3,686,863	445,014

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$156,476,709	$27,736,722	$—

Addition of shares (1,800,000, 5,250,000 and 900,014, respectively)	93,908,829	193,756,011	26,025,918
Redemption of shares (1,600,000, 2,600,000 and 0, respectively)	(80,142,264)	(98,810,031)	—

Net addition (redemption) of shares (200,000, 2,650,000 and 900,014, respectively)	13,766,565	94,945,980	26,025,918

Net investment income (loss)	(1,595,925)	(1,247,200)	(10,430)
Net realized gain (loss)	76,444,701	39,926,104	2,267,718
Change in net unrealized appreciation/depreciation	14,470,025	(4,884,897)	(546,484)

Net income (loss)	89,318,801	33,794,007	1,710,804

Shareholders’ equity, end of period	$259,562,075	$156,476,709	$27,736,722

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$89,318,801	$33,794,007	$1,710,804
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	13,062	(377,871)	(102,966)
Net sale (purchase) of short-term U.S. government and agency obligations	(81,153,989)	(168,088,591)	—
Change in unrealized appreciation/depreciation on investments	(13,969,845)	4,650,927	586,254
Decrease (Increase) in receivable on futures contracts	(27,900)	(30,045)	(2,885)
Decrease (Increase) in receivable from Sponsor	—	43,098	(43,098)
Amortization of offering cost	—	284,355	(284,355)
Increase (Decrease) in management fee payable	54,319	149,879	—
Increase (Decrease) in accounts payable	—	(208,045)	208,045

Net cash provided by (used in) operating activities	(5,765,552)	(129,782,286)	2,071,799

Cash flow from financing activities
Proceeds from addition of shares	93,908,829	198,417,932	21,363,997
Payment on shares redeemed	(86,977,321)	(91,974,974)	—

Net cash provided by (used in) financing activities	6,931,508	106,442,958	21,363,997

Net increase (decrease) in cash	1,165,956	(23,339,328)	23,435,796
Cash, beginning of period	96,468	23,435,796	—

Cash, end of period	$1,262,424	$96,468	$23,435,796

See accompanying notes to financial statements.

PROSHARES SHORT GOLD*

STATEMENT OF FINANCIAL CONDITION

DECEMBER 31, 2010

Assets
Cash	$200

Total assets	$200

Shareholders’ equity
Shareholders’ equity	$200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2010	December 31, 2009
Assets
Cash	$404,683	$75,790
Segregated cash balances with brokers for futures contracts	364,500	140,916
Short-term U.S. government and agency obligations (Note 3) (cost $80,111,190 and $66,312,955, respectively)	80,114,447	66,310,764
Unrealized appreciation on forward agreements	—	2,144,062

Total assets	80,883,630	68,671,532

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,014,755
Payable on open futures contracts	94,800	—
Management fee payable	64,932	53,966
Unrealized depreciation on forward agreements	2,991,391	—

Total liabilities	3,151,123	1,068,721

Shareholders’ equity
Shareholders’ equity	77,732,507	67,602,811

Total liabilities and shareholders’ equity	$80,883,630	$68,671,532

Shares outstanding	2,739,901	1,290,003

Net asset value per share	$28.37	$52.41

Market value per share (Note 2)	$27.80	$51.75

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
U.S. Treasury Bills:
0.110% due 01/06/11	$2,000	$2,000
0.114% due 01/13/11	6,655,000	6,654,951
0.157% due 01/20/11†	30,149,000	30,148,457
0.137% due 01/27/11†	10,249,000	10,248,666
0.115% due 02/03/11†	1,860,000	1,859,869
0.121% due 02/10/11	365,000	364,966
0.111% due 02/17/11†	25,860,000	25,856,517
0.108% due 02/24/11	3,525,000	3,524,446
0.130% due 03/31/11	1,455,000	1,454,575

Total short-term U.S. government and agency obligations (cost $80,111,190)		$80,114,447

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires February 2011	60	$8,528,400	$(292,750)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs
International based on 0.995 Fine Troy Ounce Gold	01/06/11	$(27,798)	$(39,072,869)	$(685,426)
Forward agreements with UBS AG based on
0.995 Fine Troy Ounce Gold	01/06/11	(76,400)	(107,387,840)	(2,305,965)

				$(2,991,391)

†	All or partial amount segregated as collateral for forward agreements.
^	The positions and counterparties herein are as of December 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

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

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$103,561	$16,787	$—

Expenses
Management fee	693,428	131,683	—
Brokerage commissions	3,103	3,532	40
Organization costs	—	—	27,953
Offering costs	—	284,355	25,465
Limitation by Sponsor	—	—	(51,088)

Total expenses	696,531	419,570	2,370

Net investment income (loss)	(592,970)	(402,783)	(2,370)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(847,406)	(640,078)	(10,583)
Forward agreements	(36,923,353)	(18,989,796)	(712,991)
Short-term U.S. government and agency obligations	3,292	—	—

Net realized gain (loss)	(37,767,467)	(19,629,874)	(723,574)

Change in net unrealized appreciation/depreciation on
Futures contracts	(331,890)	61,830	(22,690)
Forward agreements	(5,135,453)	2,057,405	86,657
Short-term U.S. government and agency obligations	5,448	(2,191)	—

Change in net unrealized appreciation/depreciation	(5,461,895)	2,117,044	63,967

Net realized and unrealized gain (loss)	(43,229,362)	(17,512,830)	(659,607)

Net income (loss)	$(43,822,332)	$(17,915,613)	$(661,977)

Net income (loss) per weighted-average share	$(23.09)	$(27.57)	$(24.22)

Weighted-average shares outstanding	1,897,740	649,811	27,336

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$67,602,811	$3,875,093	$—
Addition of shares (2,100,000, 1,970,000 and 40,003, respectively) (Note 1)	82,715,498	134,255,857	4,537,070
Redemption of shares (650,102, 720,000 and 0, respectively) (Note 1)	(28,763,470)	(52,612,526)	—

Net addition (redemption) of shares (1,449,898, 1,250,000 and 40,003, respectively) (Note 1)	53,952,028	81,643,331	4,537,070

Net investment income (loss)	(592,970)	(402,783)	(2,370)
Net realized gain (loss)	(37,767,467)	(19,629,874)	(723,574)
Change in net unrealized appreciation/depreciation	(5,461,895)	2,117,044	63,967

Net income (loss)	(43,822,332)	(17,915,613)	(661,977)

Shareholders’ equity, end of period	$77,732,507	$67,602,811	$3,875,093

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$(43,822,332)	$(17,915,613)	$(661,977)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for forward agreements	—	540,000	(540,000)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(223,584)	(113,167)	(27,749)
Net sale (purchase) of short-term U.S. government and agency obligations	(13,798,235)	(66,312,955)	—
Change in unrealized appreciation/depreciation on investments	5,130,005	(2,055,214)	(86,657)
Decrease (Increase) in receivable from Sponsor	—	51,088	(51,088)
Amortization of offering cost	—	284,355	(284,355)
Increase (Decrease) in management fee payable	10,966	53,966	—
Increase (Decrease) in payable on futures contracts	94,800	(10,931)	10,931
Increase (Decrease) in accounts payable	—	(208,046)	208,046

Net cash provided by (used in) operating activities	(52,608,380)	(85,686,517)	(1,432,849)

Cash flow from financing activities
Proceeds from addition of shares	82,715,498	134,255,857	4,537,070
Payment on shares redeemed	(29,778,225)	(51,597,771)	—

Net cash provided by (used in) financing activities	52,937,273	82,658,086	4,537,070

Net increase (decrease) in cash	328,893	(3,028,431)	3,104,221
Cash, beginning of period	75,790	3,104,221	—

Cash, end of period	$404,683	$75,790	$3,104,221

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2010	December 31, 2009
Assets
Cash	$2,505,032	$75,670
Segregated cash balances with brokers for futures contracts	2,395,913	928,138
Short-term U.S. government and agency obligations (Note 3) (cost $495,898,270 and $157,779,376, respectively)	495,915,529	157,772,073
Unrealized appreciation on forward agreements	46,191,568	—
Receivable on open futures contracts	391,421	—

Total assets	547,399,463	158,775,881

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,007,423
Management fee payable	395,544	123,889
Unrealized depreciation on forward agreements	—	7,228,187

Total liabilities	395,544	13,359,499

Shareholders’ equity
Shareholders’ equity	547,003,919	145,416,382

Total liabilities and shareholders’ equity	$547,399,463	$158,775,881

Shares outstanding	3,500,014	2,550,014

Net asset value per share	$156.29	$57.03

Market value per share (Note 2)	$158.59	$56.15

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.106% due 01/06/11†	$1,713,000	$1,712,999
0.111% due 01/13/11†	120,905,000	120,904,105
0.119% due 01/20/11†	98,760,000	98,758,222
0.135% due 01/27/11†	59,599,000	59,597,057
0.120% due 02/03/11	26,914,000	26,912,100
0.120% due 02/10/11†	75,577,000	75,569,979
0.110% due 02/17/11†	6,506,000	6,505,124
0.108% due 02/24/11	80,653,000	80,640,337
0.130% due 03/31/11	25,323,000	25,315,606

Total short-term U.S. government and agency obligations (cost $495,898,270)		$495,915,529

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2011	229	$35,422,865	$3,056,220

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	01/06/11	$8,095,800	$247,992,165	$10,761,350
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	01/06/11	26,454,000	810,344,219	35,430,218

				$46,191,568

†	All or partial amount segregated as collateral for forward agreements.
^	The positions and counterparties herein are as of December 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

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

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$310,024	$28,466	$—

Expenses
Management fee	2,027,722	710,900	—
Brokerage commissions	6,268	5,134	65
Organization costs	—	—	27,952
Offering costs	—	71,126	6,370
Limitation by Sponsor	—	—	(30,776)

Total expenses	2,033,990	787,160	3,611

Net investment income (loss)	(1,723,966)	(758,694)	(3,611)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	7,706,675	1,910,810	10,196
Forward agreements	208,546,511	41,804,200	388,023
Short-term U.S. government and agency obligations	12,355	—	—

Net realized gain (loss)	216,265,541	43,715,010	398,219

Change in net unrealized appreciation/depreciation on
Futures contracts	3,625,020	(560,755)	(8,045)
Forward agreements	53,419,755	(6,971,360)	(256,827)
Short-term U.S. government and agency obligations	24,562	(7,303)	—

Change in net unrealized appreciation/depreciation	57,069,337	(7,539,418)	(264,872)

Net realized and unrealized gain (loss)	273,334,878	36,175,592	133,347

Net income (loss)	$271,610,912	$35,416,898	$129,736

Net income (loss) per weighted-average share	$96.74	$21.35	$0.76

Weighted-average shares outstanding	2,807,685	1,659,192	170,014

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$145,416,382	$10,011,149	$—

Addition of shares (2,700,000, 3,500,000 and 350,014, respectively)	244,471,386	161,850,670	9,881,413
Redemption of shares (1,750,000, 1,300,000 and 0, respectively)	(114,494,761)	(61,862,335)	—

Net addition (redemption) of shares (950,000, 2,200,000 and 350,014, respectively)	129,976,625	99,988,335	9,881,413

Net investment income (loss)	(1,723,966)	(758,694)	(3,611)
Net realized gain (loss)	216,265,541	43,715,010	398,219
Change in net unrealized appreciation/depreciation	57,069,337	(7,539,418)	(264,872)

Net income (loss)	271,610,912	35,416,898	129,736

Shareholders’ equity, end of period	$547,003,919	$145,416,382	$10,011,149

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$271,610,912	$35,416,898	$129,736
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(1,467,775)	(854,433)	(73,705)
Net sale (purchase) of short-term U.S. government and agency obligations	(338,118,894)	(157,779,376)	—
Change in unrealized appreciation/depreciation on investments	(53,444,317)	6,978,663	256,827
Decrease (Increase) in receivable on futures contracts	(391,421)	24,488	(24,488)
Decrease (Increase) in receivable from Sponsor	—	30,776	(30,776)
Amortization of offering cost	—	71,126	(71,126)
Increase (Decrease) in management fee payable	271,655	123,889	—
Increase (Decrease) in accounts payable	—	(42,976)	42,976

Net cash provided by (used in) operating activities	(121,539,840)	(116,030,945)	229,444

Cash flow from financing activities
Proceeds from addition of shares	244,471,386	163,320,200	8,411,883
Payment on shares redeemed	(120,502,184)	(55,854,912)	—

Net cash provided by (used in) financing activities	123,969,202	107,465,288	8,411,883

Net increase (decrease) in cash	2,429,362	(8,565,657)	8,641,327
Cash, beginning of period	75,670	8,641,327	—

Cash, end of period	$2,505,032	$75,670	$8,641,327

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER*

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2010	December 31, 2009
Assets
Cash	$3,514,285	$78,312
Segregated cash balances with brokers for futures contracts	512,663	447,653
Short-term U.S. government and agency obligations (Note 3) (cost $105,316,101 and $64,775,162, respectively)	105,319,504	64,772,241
Unrealized appreciation on forward agreements	—	2,859,064

Total assets	109,346,452	68,157,270

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,588,515
Payable on open futures contracts	227,423	—
Management fee payable	75,903	52,610
Unrealized depreciation on forward agreements	10,010,345	—

Total liabilities	10,313,671	3,641,125

Shareholders’ equity
Shareholders’ equity	99,032,781	64,516,145

Total liabilities and shareholders’ equity	$109,346,452	$68,157,270

Shares outstanding	2,482,479	342,500

Net asset value per share	$39.89	$188.37

Market value per share (Note 2)	$39.28	$191.60

*	See Note 10.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

	Principal Amount	Value
Short-term U.S. government and agency obligations
(106% of shareholders’ equity)
U.S. Treasury Bills:
0.106% due 01/06/11†	$807,000	$806,999
0.117% due 01/13/11†	31,073,000	31,072,770
0.144% due 01/20/11†	20,060,000	20,059,639
0.135% due 01/27/11†	825,000	824,973
0.115% due 02/03/11	16,883,000	16,881,808
0.121% due 02/10/11†	4,180,000	4,179,612
0.120% due 02/17/11†	9,147,000	9,145,768
0.109% due 02/24/11	18,236,000	18,233,137
0.130% due 03/31/11	4,116,000	4,114,798

Total short-term U.S. government and agency obligations (cost $105,316,101)		$105,319,504

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2011	49	$7,579,565	$(519,420)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	01/06/11	$(1,727,500)	$(52,917,126)	$(2,469,105)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	01/06/11	(4,498,000)	(137,783,636)	(7,541,240)

				$(10,010,345)

†	All or partial amount segregated as collateral for forward agreements.
^	The positions and counterparties herein are as of December 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

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

PROSHARES ULTRASHORT SILVER*

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$95,673	$15,541	$—

Expenses
Management fee	631,456	257,865	—
Brokerage commissions	3,090	4,382	85
Organization costs	—	—	27,953
Offering costs	—	142,197	12,734
Limitation by Sponsor	—	—	(38,902)

Total expenses	634,546	404,444	1,870

Net investment income (loss)	(538,873)	(388,903)	(1,870)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,309,400)	(664,595)	(22,030)
Forward agreements	(87,744,703)	(40,120,635)	(563,763)
Short-term U.S. government and agency obligations	4,340	—	—

Net realized gain (loss)	(89,049,763)	(40,785,230)	(585,793)

Change in net unrealized appreciation/depreciation on
Futures contracts	(704,155)	185,385	(650)
Forward agreements	(12,869,409)	2,811,580	47,484
Short-term U.S. government and agency obligations	6,324	(2,921)	—

Change in net unrealized appreciation/depreciation	(13,567,240)	2,994,044	46,834

Net realized and unrealized gain (loss)	(102,617,003)	(37,791,186)	(538,959)

Net income (loss)	$(103,155,876)	$(38,180,089)	$(540,829)

Net income (loss) per weighted-average share	$(152.09)	$(235.74)	$(216.33)

Weighted-average shares outstanding	678,259	161,956	2,500

*	See Note 10.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER*

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$64,516,145	$1,960,071	$—

Addition of shares (2,667,500, 581,250 and 2,500, respectively) (Note 1)	196,300,406	178,025,835	2,500,900
Redemption of shares (527,521, 241,250 and 0, respectively) (Note 1)	(58,627,894)	(77,289,672)	—

Net addition (redemption) of shares (2,139,979, 340,000 and 2,500, respectively) (Note 1)	137,672,512	100,736,163	2,500,900

Net investment income (loss)	(538,873)	(388,903)	(1,870)
Net realized gain (loss)	(89,049,763)	(40,785,230)	(585,793)
Change in net unrealized appreciation/depreciation	(13,567,240)	2,994,044	46,834

Net income (loss)	(103,155,876)	(38,180,089)	(540,829)

Shareholders’ equity, end of period	$99,032,781	$64,516,145	$1,960,071

*	See Note 10.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$(103,155,876)	$(38,180,089)	$(540,829)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for forward agreements	—	820,000	(820,000)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(65,010)	(425,373)	(22,280)
Net sale (purchase) of short-term U.S. government and agency obligations	(40,540,939)	(64,775,162)	—
Change in unrealized appreciation/depreciation on investments	12,863,085	(2,808,659)	(47,484)
Decrease (Increase) in receivable from Sponsor	—	38,902	(38,902)
Amortization of offering cost	—	142,197	(142,197)
Increase (Decrease) in management fee payable	23,293	52,610	—
Increase (Decrease) in payable on futures contracts	227,423	(5,171)	5,171
Increase (Decrease) in accounts payable	—	(97,742)	97,742

Net cash provided by (used in) operating activities	(130,648,024)	(105,238,487)	(1,508,779)

Cash flow from financing activities
Proceeds from addition of shares	196,300,406	178,025,835	2,500,900
Payment on shares redeemed	(62,216,409)	(73,701,157)	—

Net cash provided by (used in) financing activities	134,083,997	104,324,678	2,500,900

Net increase (decrease) in cash	3,435,973	(913,809)	992,121
Cash, beginning of period	78,312	992,121	—

Cash, end of period	$3,514,285	$78,312	$992,121

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2010	December 31, 2009
Assets
Cash	$13,447	$79,160
Short-term U.S. government and agency obligations (Note 3) (cost $7,373,910 and $7,736,562, respectively)	7,374,157	7,736,270
Unrealized appreciation on foreign currency forward contracts	348,179	—

Total assets	7,735,783	7,815,430

Liabilities and shareholders’ equity
Liabilities
Management fee payable	6,099	6,315
Unrealized depreciation on foreign currency forward contracts	—	277,258

Total liabilities	6,099	283,573

Shareholders’ equity
Shareholders’ equity	7,729,684	7,531,857

Total liabilities and shareholders’ equity	$7,735,783	$7,815,430

Shares outstanding	300,014	250,014

Net asset value per share	$25.76	$30.13

Market value per share (Note 2)	$25.86	$30.17

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

	Principal Amount	Value
Short-term U.S. government and agency obligations
(95% of shareholders’ equity)
U.S. Treasury Bills:
0.115% due 01/06/11	$11,000	$11,000
0.090% due 01/13/11	265,000	264,998
0.173% due 01/20/11†	2,300,000	2,299,959
0.100% due 01/27/11	241,000	240,992
0.115% due 02/03/11	248,000	247,982
0.121% due 02/10/11	150,000	149,986
0.110% due 02/17/11	1,102,000	1,101,852
0.108% due 02/24/11	2,079,000	2,078,674
0.130% due 03/31/11	979,000	978,714

Total short-term U.S. government and agency obligations (cost $7,373,910)		$7,374,157

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/07/11	6,509,725	$8,701,573	$191,373
Euro with UBS AG	01/07/11	5,408,200	7,229,160	162,114

				$353,487

Contracts to Sell
Euro with Goldman Sachs International	01/07/11	(274,700)	$(367,192)	$(4,476)
Euro with UBS AG	01/07/11	(75,600)	(101,055)	(832)

				$(5,308)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

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

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$16,178	$2,956	$—

Expenses
Management fee	108,841	7,827	—
Organization costs	—	—	27,952
Offering costs	—	69,640	7,855
Limitation by Sponsor	—	(13,795)	(32,913)

Total expenses	108,841	63,672	2,894

Net investment income (loss)	(92,663)	(60,716)	(2,894)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(602,156)	699,029	571,180
Short-term U.S. government and agency obligations	1,081	—	—

Net realized gain (loss)	(601,075)	699,029	571,180

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	625,437	(136,713)	(140,545)
Short-term U.S. government and agency obligations	539	(292)	—

Change in net unrealized appreciation/depreciation	625,976	(137,005)	(140,545)

Net realized and unrealized gain (loss)	24,901	562,024	430,635

Net income (loss)	$(67,762)	$501,308	$427,741

Net income (loss) per weighted-average share	$(0.15)	$2.18	$3.86

Weighted-average shares outstanding	458,370	230,014	110,825

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$7,531,857	$4,386,411	$—

Addition of shares (850,000, 150,000 and 150,014, respectively)	20,023,154	3,982,252	3,958,670
Redemption of shares (800,000, 50,000 and 0, respectively)	(19,757,565)	(1,338,114)	—

Net addition (redemption) of shares (50,000, 100,000 and 150,014, respectively)	265,589	2,644,138	3,958,670

Net investment income (loss)	(92,663)	(60,716)	(2,894)
Net realized gain (loss)	(601,075)	699,029	571,180
Change in net unrealized appreciation/depreciation	625,976	(137,005)	(140,545)

Net income (loss)	(67,762)	501,308	427,741

Shareholders’ equity, end of period	$7,729,684	$7,531,857	$4,386,411

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$(67,762)	$501,308	$427,741
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	362,652	(7,736,562)	—
Change in unrealized appreciation/depreciation on investments	(625,976)	137,005	140,545
Decrease (Increase) in receivable from Sponsor	—	32,913	(32,913)
Amortization of offering cost	—	69,640	(69,640)
Increase (Decrease) in management fee payable	(216)	6,315	—
Increase (Decrease) in accounts payable	—	(42,977)	42,977

Net cash provided by (used in) operating activities	(331,302)	(7,032,358)	508,710

Cash flow from financing activities
Proceeds from addition of shares	20,023,154	3,982,252	3,958,670
Payment on shares redeemed	(19,757,565)	(1,338,114)	—

Net cash provided by (used in) financing activities	265,589	2,644,138	3,958,670

Net increase (decrease) in cash	(65,713)	(4,388,220)	4,467,380
Cash, beginning of period	79,160	4,467,380	—

Cash, end of period	$13,447	$79,160	$4,467,380

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2010	December 31, 2009
Assets
Cash	$251,588	$76,035
Short-term U.S. government and agency obligations (Note 3) (cost $471,813,434 and $98,876,200, respectively)	471,829,446	98,870,358
Unrealized appreciation on foreign currency forward contracts	—	1,954,967

Total assets	472,081,034	100,901,360

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,109,402	—
Management fee payable	364,560	53,574
Unrealized depreciation on foreign currency forward contracts	23,194,077	—

Total liabilities	27,668,039	53,574

Shareholders’ equity
Shareholders’ equity	444,412,995	100,847,786

Total liabilities and shareholders’ equity	$472,081,034	$100,901,360

Shares outstanding	21,900,014	5,400,014

Net asset value per share	$20.29	$18.68

Market value per share (Note 2)	$20.31	$18.70

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

	Principal Amount	Value
Short-term U.S. government and agency obligations
(106% of shareholders’ equity)
U.S. Treasury Bills:
0.103% due 01/06/11	$2,146,000	$2,145,998
0.113% due 01/13/11†	103,643,000	103,642,233
0.136% due 01/20/11†	122,103,000	122,100,802
0.145% due 01/27/11	9,796,000	9,795,681
0.134% due 02/03/11†	72,353,000	72,347,892
0.121% due 02/10/11	4,325,000	4,324,598
0.110% due 02/17/11	33,032,000	33,027,551
0.109% due 02/24/11	96,559,000	96,543,840
0.130% due 03/31/11†	27,909,000	27,900,851

Total short-term U.S. government and agency obligations (cost $471,813,434)		$471,829,446

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/07/11	93,466,300	$124,936,741	$75,371
Euro with UBS AG	01/07/11	56,570,100	75,617,457	855,607

				$930,978

Contracts to Sell
Euro with Goldman Sachs International	01/07/11	(417,611,725)	$(558,223,100)	$(12,262,061)
Euro with UBS AG	01/07/11	(396,904,800)	(530,544,078)	(11,862,994)

				$(24,125,055)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

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

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$574,152	$23,700	$—

Expenses
Management fee	3,379,964	303,788	—
Organization costs	—	–	27,952
Offering costs	—	69,641	7,856
Limitation by Sponsor	—	—	(32,234)

Total expenses	3,379,964	373,429	3,574

Net investment income (loss)	(2,805,812)	(349,729)	(3,574)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	48,542,523	(10,304,179)	(493,306)
Short-term U.S. government and agency obligations	35,434	—	—

Net realized gain (loss)	48,577,957	(10,304,179)	(493,306)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(25,149,044)	1,803,814	151,153
Short-term U.S. government and agency obligations	21,854	(5,842)	—

Change in net unrealized appreciation/depreciation	(25,127,190)	1,797,972	151,153

Net realized and unrealized gain (loss)	23,450,767	(8,506,207)	(342,153)

Net income (loss)	$20,644,955	$(8,855,936)	$(345,727)

Net income (loss) per weighted-average share	$1.25	$(4.45)	$(2.06)

Weighted-average shares outstanding	16,567,274	1,989,603	167,582

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$100,847,786	$7,331,163	$—

Addition of shares (35,700,000, 6,050,000 and 350,014, respectively)	737,508,814	123,512,066	7,676,890
Redemption of shares (19,200,000, 1,000,000 and 0, respectively)	(414,588,560)	(21,139,507)	—

Net addition (redemption) of shares (16,500,000, 5,050,000 and 350,014, respectively)	322,920,254	102,372,559	7,676,890

Net investment income (loss)	(2,805,812)	(349,729)	(3,574)
Net realized gain (loss)	48,577,957	(10,304,179)	(493,306)
Change in net unrealized appreciation/depreciation	(25,127,190)	1,797,972	151,153

Net income (loss)	20,644,955	(8,855,936)	(345,727)

Shareholders’ equity, end of period	$444,412,995	$100,847,786	$7,331,163

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$20,644,955	$(8,855,936)	$(345,727)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(372,937,234)	(98,876,200)	—
Change in unrealized appreciation/depreciation on investments	25,127,190	(1,797,972)	(151,153)
Decrease (Increase) in receivable from Sponsor	—	32,234	(32,234)
Amortization of offering cost	—	69,641	(69,641)
Increase (Decrease) in management fee payable	310,986	53,574	—
Increase (Decrease) in accounts payable	—	(42,977)	42,977

Net cash provided by (used in) operating activities	(326,854,103)	(109,417,636)	(555,778)

Cash flow from financing activities
Proceeds from addition of shares	737,508,814	123,512,066	7,676,890
Payment on shares redeemed	(410,479,158)	(21,139,507)	—

Net cash provided by (used in) financing activities	327,029,656	102,372,559	7,676,890

Net increase (decrease) in cash	175,553	(7,045,077)	7,121,112
Cash, beginning of period	76,035	7,121,112	—

Cash, end of period	$251,588	$76,035	$7,121,112

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2010	December 31, 2009
Assets
Cash	$10,637	$85,344
Short-term U.S. government and agency obligations (Note 3) (cost $4,733,572 and $4,155,279, respectively)	4,733,703	4,155,133
Unrealized appreciation on foreign currency forward contracts	283,503	—

Total assets	5,027,843	4,240,477

Liabilities and shareholders’ equity
Liabilities
Management fee payable	3,603	3,397
Unrealized depreciation on foreign currency forward contracts	—	315,813

Total liabilities	3,603	319,210

Shareholders’ equity
Shareholders’ equity	5,024,240	3,921,267

Total liabilities and shareholders’ equity	$5,027,843	$4,240,477

Shares outstanding	150,014	150,014

Net asset value per share	$33.49	$26.14

Market value per share (Note 2)	$33.29	$26.58

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

	Principal Amount	Value
Short-term U.S. government and agency obligations
(94% of shareholders’ equity)
U.S. Treasury Bills:
0.115% due 01/06/11†	$274,000	$274,000
0.092% due 01/13/11	1,975,000	1,974,985
0.131% due 01/20/11†	689,000	688,988
0.113% due 01/27/11	455,000	454,985
0.115% due 02/03/11	100,000	99,993
0.121% due 02/10/11	115,000	114,989
0.107% due 02/24/11	678,000	677,894
0.130% due 03/31/11	448,000	447,869

Total short-term U.S. government and agency obligations (cost $4,733,572)		$4,733,703

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	01/07/11	398,750,000	$4,908,950	$169,715
Yen with UBS AG	01/07/11	441,640,000	5,436,962	123,053

				$292,768

Contracts to Sell
Yen with Goldman Sachs International	01/07/11	(24,020,000)	$(295,707)	$(9,265)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

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

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$6,585	$1,709	$—

Expenses
Management fee	44,676	4,210	—
Organization costs	—	—	27,952
Offering costs	—	69,639	7,856
Limitation by Sponsor	—	(35,417)	(33,137)

Total expenses	44,676	38,432	2,671

Net investment income (loss)	(38,091)	(36,723)	(2,671)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	826,717	(241,945)	548,948
Short-term U.S. government and agency obligations	41	—	—

Net realized gain (loss)	826,758	(241,945)	548,948

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	599,316	(114,239)	(201,574)
Short-term U.S. government and agency obligations	277	(146)	—

Change in net unrealized appreciation/depreciation	599,593	(114,385)	(201,574)

Net realized and unrealized gain (loss)	1,426,351	(356,330)	347,374

Net income (loss)	$1,388,260	$(393,053)	$344,703

Net income (loss) per weighted-average share	$8.66	$(2.55)	$3.45

Weighted-average shares outstanding	160,288	154,124	100,014

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$3,921,267	$2,845,053	$—

Addition of shares (100,000, 100,000 and 100,014, respectively)	3,077,318	2,725,367	2,500,350
Redemption of shares (100,000, 50,000 and 0, respectively)	(3,362,605)	(1,256,100)	—

Net addition (redemption) of shares (0, 50,000 and 100,014, respectively)	(285,287)	1,469,267	2,500,350

Net investment income (loss)	(38,091)	(36,723)	(2,671)
Net realized gain (loss)	826,758	(241,945)	548,948
Change in net unrealized appreciation/depreciation	599,593	(114,385)	(201,574)

Net income (loss)	1,388,260	(393,053)	344,703

Shareholders’ equity, end of period	$5,024,240	$3,921,267	$2,845,053

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$1,388,260	$(393,053)	$344,703
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(578,293)	(4,155,279)	—
Change in unrealized appreciation/depreciation on investments	(599,593)	114,385	201,574
Decrease (Increase) in receivable from Sponsor	—	33,137	(33,137)
Amortization of offering cost	—	69,639	(69,639)
Increase (Decrease) in management fee payable	206	3,397	—
Increase (Decrease) in accounts payable	—	(42,975)	42,975

Net cash provided by (used in) operating activities	210,580	(4,370,749)	486,476

Cash flow from financing activities
Proceeds from addition of shares	3,077,318	2,725,367	2,500,350
Payment on shares redeemed	(3,362,605)	(1,256,100)	—

Net cash provided by (used in) financing activities	(285,287)	1,469,267	2,500,350

Net increase (decrease) in cash	(74,707)	(2,901,482)	2,986,826
Cash, beginning of period	85,344	2,986,826	—

Cash, end of period	$10,637	$85,344	$2,986,826

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2010	December 31, 2009
Assets
Cash	$120,494	$75,424
Short-term U.S. government and agency obligations (Note 3) (cost $223,865,319 and $62,597,986, respectively)	223,873,131	62,595,795
Unrealized appreciation on foreign currency forward contracts	—	4,865,068

Total assets	223,993,625	67,536,287

Liabilities and shareholders’ equity
Liabilities
Management fee payable	170,158	48,370
Unrealized depreciation on foreign currency forward contracts	16,137,654	—

Total liabilities	16,307,812	48,370

Shareholders’ equity
Shareholders’ equity	207,685,813	67,487,917

Total liabilities and shareholders’ equity	$223,993,625	$67,536,287

Shares outstanding	13,250,014	3,150,014

Net asset value per share	$15.67	$21.42

Market value per share (Note 2)	$15.67	$21.30

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

	Principal Amount	Value
Short-term U.S. government and agency obligations
(108% of shareholders’ equity)
U.S. Treasury Bills:
0.103% due 01/06/11	$5,293,000	$5,292,996
0.111% due 01/13/11†	30,836,000	30,835,772
0.136% due 01/20/11†	67,636,000	67,634,783
0.118% due 01/27/11	28,156,000	28,155,082
0.109% due 02/03/11†	33,492,000	33,489,635
0.121% due 02/10/11	1,110,000	1,109,897
0.110% due 02/17/11	8,576,000	8,574,845
0.107% due 02/24/11	32,360,000	32,354,919
0.130% due 03/31/11†	16,430,000	16,425,202

Total short-term U.S. government and agency obligations (cost $223,865,319)		$223,873,131

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	01/07/11	4,660,570,000	$57,375,559	$1,244,985
Yen with UBS AG	01/07/11	3,734,640,000	45,976,577	611,783

				$1,856,768

Contracts to Sell
Yen with Goldman Sachs International	01/07/11	(20,869,950,000)	$(256,926,737)	$(8,865,037)
Yen with UBS AG	01/07/11	(21,245,680,000)	(261,552,292)	(9,129,385)

				$(17,994,422)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

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

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$233,813	$25,604	$—

Expenses
Management fee	1,447,095	304,905	—
Organization costs	—	—	27,952
Offering costs	—	69,641	7,856
Limitation by Sponsor	—	—	(33,660)

Total expenses	1,447,095	374,546	2,148

Net investment income (loss)	(1,213,282)	(348,942)	(2,148)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(22,116,381)	(6,039,297)	(467,502)
Short-term U.S. government and agency obligations	6,893	—	—

Net realized gain (loss)	(22,109,488)	(6,039,297)	(467,502)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(21,002,722)	4,729,151	135,917
Short-term U.S. government and agency obligations	10,003	(2,191)	—

Change in net unrealized appreciation/depreciation	(20,992,719)	4,726,960	135,917

Net realized and unrealized gain (loss)	(43,102,207)	(1,312,337)	(331,585)

Net income (loss)	$(44,315,489)	$(1,661,279)	$(333,733)

Net income (loss) per weighted-average share	$(5.29)	$(0.95)	$(3.34)

Weighted-average shares outstanding	8,370,014	1,751,521	100,014

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$67,487,917	$2,166,617	$—

Addition of shares (14,050,000, 4,950,000 and 100,014, respectively)	256,674,572	110,783,920	2,500,350
Redemption of shares (3,950,000, 1,900,000 and 0, respectively)	(72,161,187)	(43,801,341)	—

Net addition (redemption) of shares (10,100,000, 3,050,000 and 100,014, respectively)	184,513,385	66,982,579	2,500,350

Net investment income (loss)	(1,213,282)	(348,942)	(2,148)
Net realized gain (loss)	(22,109,488)	(6,039,297)	(467,502)
Change in net unrealized appreciation/depreciation	(20,992,719)	4,726,960	135,917

Net income (loss)	(44,315,489)	(1,661,279)	(333,733)

Shareholders’ equity, end of period	$207,685,813	$67,487,917	$2,166,617

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$(44,315,489)	$(1,661,279)	$(333,733)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(161,267,333)	(62,597,986)	—
Change in unrealized appreciation/depreciation on investments	20,992,719	(4,726,960)	(135,917)
Decrease (Increase) in receivable from Sponsor	—	33,660	(33,660)
Amortization of offering cost	—	69,641	(69,641)
Increase (Decrease) in management fee payable	121,788	48,370	—
Increase (Decrease) in accounts payable	—	(42,978)	42,978

Net cash provided by (used in) operating activities	(184,468,315)	(68,877,532)	(529,973)

Cash flow from financing activities
Proceeds from addition of shares	256,674,572	110,783,920	2,500,350
Payment on shares redeemed	(72,161,187)	(43,801,341)	—

Net cash provided by (used in) financing activities	184,513,385	66,982,579	2,500,350

Net increase (decrease) in cash	45,070	(1,894,953)	1,970,377
Cash, beginning of period	75,424	1,970,377	—

Cash, end of period	$120,494	$75,424	$1,970,377

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF*

STATEMENT OF FINANCIAL CONDITION

DECEMBER 31, 2010

Assets
Cash	$400
Offering costs (Note 5)	198,998

Total assets	199,398

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	198,998

Total liabilities	198,998

Shareholders’ equity
Shareholders’ equity	400

Total liabilities and shareholders’ equity	$199,398

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF*

STATEMENT OF FINANCIAL CONDITION

DECEMBER 31, 2010

Assets
Cash	$400
Offering costs (Note 5)	124,374

Total assets	124,774

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	124,374

Total liabilities	124,374

Shareholders’ equity
Shareholders’ equity	400

Total liabilities and shareholders’ equity	$124,774

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2010	December 31, 2009
Assets
Cash	$13,024,692	$967,043
Segregated cash balances for swap agreements	—	485,000
Segregated cash balances with brokers for futures contracts	18,624,601	19,735,194
Short-term U.S. government and agency obligations (Note 3) (cost $2,036,391,604 and $1,040,937,901, respectively)	2,036,464,179	1,040,890,872
Unrealized appreciation on swap agreements	7,405,394	22,307,044
Unrealized appreciation on forward agreements	54,916,155	5,003,126
Unrealized appreciation on foreign currency forward contracts	631,682	6,820,035
Receivable from capital shares sold	—	8,244,946
Receivable on open futures contracts	3,487,401	1,499,374
Offering costs (Note 5)	323,372	—

Total assets	2,134,877,476	1,105,952,634

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	46,689,878	52,641,324
Payable on open futures contracts	1,462,367	1,271,069
Management fee payable	1,633,355	840,101
Payable for offering costs	323,372	—
Unrealized depreciation on swap agreements	4,275,758	1,199,094
Unrealized depreciation on forward agreements	13,001,736	12,462,447
Unrealized depreciation on foreign currency forward contracts	39,331,731	593,071

Total liabilities	106,718,197	69,007,106

Shareholders’ equity
Shareholders’ equity	2,028,159,279	1,036,945,528

Total liabilities and shareholders’ equity	$2,134,877,476	$1,105,952,634

Shares outstanding	55,764,988	24,955,111

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Investment Income
Interest	$2,204,494	$310,755	$—

Expenses
Management fee	14,363,309	5,737,178	—
Brokerage commissions	220,365	361,667	18,493
Organization costs	—	—	335,430
Offering costs	—	1,826,288	187,829
Limitation by Sponsor	—	(295,214)	(455,130)

Total expenses	14,583,674	7,629,919	86,622

Net investment income (loss)	(12,379,180)	(7,319,164)	(86,622)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	70,572,775	42,798,965	117,494
Swap agreements	104,723,688	46,529,721	199,716
Forward agreements	158,549,191	20,714,042	1,350,504
Foreign currency forward contracts	26,650,703	(15,886,392)	159,320
Short-term U.S. government and agency obligations	140,591	—	—

Net realized gain (loss)	360,636,948	94,156,336	1,827,034

Change in net unrealized appreciation/depreciation on
Futures contracts	(7,696,405)	4,138,580	9,136,195
Swap agreements	(17,978,314)	21,349,568	(241,618)
Forward agreements	49,373,740	(6,750,381)	(708,940)
Foreign currency forward contracts	(44,927,013)	6,282,013	(55,049)
Short-term U.S. government and agency obligations	119,604	(47,029)	—

Change in net unrealized appreciation/depreciation	(21,108,388)	24,972,751	8,130,588

Net realized and unrealized gain (loss)	339,528,560	119,129,087	9,957,622

Net income (loss)	$327,149,380	$111,809,923	$9,871,000

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Shareholders’ equity, beginning of period	$1,036,945,528	$180,592,515	$—

Addition of shares (98,830,000, 59,978,750 and 4,095,111, respectively)	3,380,476,387	2,663,403,894	181,728,490
Redemption of shares (68,020,123, 38,973,750 and 145,000, respectively)	(2,716,412,016)	(1,918,860,804)	(11,006,975)

Net addition (redemption) of shares (30,809,877, 21,005,000 and 3,950,111, respectively)	664,064,371	744,543,090	170,721,515

Net investment income (loss)	(12,379,180)	(7,319,164)	(86,622)
Net realized gain (loss)	360,636,948	94,156,336	1,827,034
Change in net unrealized appreciation/depreciation	(21,108,388)	24,972,751	8,130,588

Net income (loss)	327,149,380	111,809,923	9,871,000

Shareholders’ equity, end of period	$2,028,159,279	$1,036,945,528	$180,592,515

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$327,149,380	$111,809,923	$9,871,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	485,000	2,250,000	(2,735,000)
Decrease (Increase) in segregated cash balances for forward agreements	—	1,360,000	(1,360,000)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	1,110,593	23,365,819	(43,101,013)
Net sale (purchase) of short-term U.S. government and agency obligations	(995,453,703)	(1,040,937,901)	—
Change in unrealized appreciation/depreciation on investments	13,411,983	(20,834,171)	1,005,607
Decrease (Increase) in receivable on futures contracts	(1,988,027)	19,055,737	(20,555,111)
Decrease (Increase) in receivable from Sponsor	—	455,130	(455,130)
Decrease (Increase) in offering costs	(323,372)	—	—
Amortization of offering cost	—	1,826,288	(1,826,288)
Increase (Decrease) in management fee payable	793,254	840,101	—
Increase (Decrease) in payable on futures contracts	191,298	(3,010,931)	4,282,000
Increase (Decrease) in accounts payable	—	(1,285,527)	1,285,527
Increase (Decrease) in payable for offering costs	323,372	—	—

Net cash provided by (used in) operating activities	(654,300,222)	(905,105,532)	(53,588,408)

Cash flow from financing activities
Proceeds from addition of shares	3,388,721,333	2,677,370,601	159,516,837
Payment on shares redeemed	(2,722,363,462)	(1,875,608,014)	(1,618,441)

Net cash provided by (used in) financing activities	666,357,871	801,762,587	157,898,396

Net increase (decrease) in cash	12,057,649	(103,342,945)	104,309,988
Cash, beginning of period	967,043	104,309,988	—

Cash, end of period	$13,024,692	$967,043	$104,309,988

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

NOTE 1 - ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series (each, a “Fund” and collectively, the “Funds”). The following twelve series of the Trust, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”) issue common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund. The Shares of each Leveraged Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Trust has also registered shares for four additional series: ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (each, a “Short Fund” and collectively, the “Short Funds”), ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a VIX Fund and collectively, the “VIX Funds”). As of December 31, 2010, each of the Short Funds had seed capital of $200 and each of the VIX Funds had seed capital of $400 but none of these Funds had commenced investment operations; therefore, these Financial Statements do not include Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity or Statements of Cash Flows for the Short Funds or the VIX Funds.

The Trust had no operations prior to November 24, 2008 other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of fourteen Shares of each Leveraged Fund at an aggregate purchase price of $350 in each of the Funds.

Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares UltraShort Gold, commenced trading on the NYSE Arca on December 3, 2008. As of December 31, 2010, ProShares Short DJ-UBS Natural Gas, ProShares Short Gold, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF had not yet commenced investment operations.

Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the daily performance of its corresponding benchmark. Each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (opposite) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the inverse (opposite) of the daily performance of its corresponding benchmark. The Short Funds, together with the Leveraged Funds are referred to as the “Geared Funds” in these Notes to Financial Statements. Each “VIX” Fund seeks daily investment results (before fees and expenses) that match the performance of a benchmark. Each VIX Fund intends to obtain exposure to its VIX Index by investing in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”). Each of the Geared Funds generally invests or will invest in Financial Instruments (i.e., commodity-based or currency-based instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts) as a substitute for investing directly in a commodity or currency in order to gain exposure to the commodity index, commodity or currency. The Financial Instruments in which ProShares Short DJ-UBS Natural Gas will invest are limited to futures contracts. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results for the Funds.

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than one day because mathematical compounding prevents the Geared Funds from achieving such results. Accordingly, results over periods of time greater than one day should not be expected to be a simple multiple (+200 or -200%) of the period return of the corresponding benchmark and will likely differ significantly. The VIX Funds seek to achieve their stated investment objective both over a single day and over time.

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

The reverse splits were applied retroactively for all periods presented, reducing the number of shares outstanding for each of the ProShares UltraShort Gold Fund and ProShares UltraShort Silver Fund, and resulted in a proportionate increase in the price per share and per share information of each of the ProShares UltraShort Gold Fund and ProShares UltraShort Silver Fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by each Geared Fund and each VIX Fund, as applicable, in preparation of its financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Basis of Presentation

Pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), audited financial statements are presented for the Trust as a whole, as the SEC registrant, and for each Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Fund shall be enforceable only against the assets of such Fund and not against the assets of the Trust generally or any other Fund. Accordingly, the assets of one Fund of the Trust include only those funds and other assets that are paid to, held by or distributed to the Trust on account of and for the benefit of that Fund, including, without limitation, funds delivered to the Trust for the purchase of Units in that Fund.

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated December 31, 2010, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Leveraged Funds’ final net asset value for creation and redemption of fund shares for the year ended December 31, 2010 were as follows. All times are Eastern Time:

	NAV Calculation Time	NAV Calculation Date
Ultra Silver, UltraShort Silver	7:00 A.M.	December 31
Ultra Gold, UltraShort Gold	10:00 A.M.	December 30
Ultra DJ-UBS Commodity, UltraShort DJ-UBS Commodity	2:30 P.M.	December 31
Ultra DJ-UBS Crude Oil, UltraShort DJ-UBS Crude Oil	2:30 P.M.	December 31
Ultra Euro, UltraShort Euro	4:00 P.M.	December 31
Ultra Yen, UltraShort Yen	4:00 P.M.	December 31

Although the Leveraged Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2010.

Market value per share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per share is calculated.

For financial reporting purposes, the Leveraged Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of some Leveraged Funds’ final creation/redemption NAV for the year ended December 31, 2010.

Investment Valuation

Short-term investments are valued at market price. Treasury securities having a maturity of greater than sixty days are valued at market price.

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

Fair value pricing may require subjective determinations about the value of an investment. While the Leveraged Funds’ policy is intended to result in a calculation of a Leveraged Fund’s NAV that fairly reflects investment values as of the time of pricing, the Leveraged Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that a Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by a Leveraged Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

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

The following table summarizes the valuation of investments at December 31, 2010 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Ultra DJ-UBS Commodity	$16,426,651	$—	$—	$—	$1,755,750	$18,182,401
UltraShort DJ-UBS Commodity	1,594,842	—	—	—	(164,150)	1,430,692
Ultra DJ-UBS Crude Oil	244,394,920	5,412,760	—	—	5,649,644	255,457,324
UltraShort DJ-UBS Crude Oil	135,637,192	(2,384,420)	—	—	(4,111,608)	129,141,164
Ultra Gold	249,250,657	305,980	8,724,587	—	—	258,281,224
UltraShort Gold	80,114,447	(292,750)	(2,991,391)	—	—	76,830,306
Ultra Silver	495,915,529	3,056,220	46,191,568	—	—	545,163,317
UltraShort Silver	105,319,504	(519,420)	(10,010,345)	—	—	94,789,739
Ultra Euro	7,374,157	—	—	348,179	—	7,722,336
UltraShort Euro	471,829,446	—	—	(23,194,077)	—	448,635,369
Ultra Yen	4,733,703	—	—	283,503	—	5,017,206
UltraShort Yen	223,873,131	—	—	(16,137,654)	—	207,735,477

Total Trust	$2,036,464,179	$5,578,370	$41,914,419	$(38,700,049)	$3,129,636	$2,048,386,555

At December 31, 2010, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

At December 31, 2010, there were no significant transfers in or out of Level I or Level II fair value measurements.

The following table summarizes the valuation of investments at December 31, 2009 using the fair value hierarchy:

	LEVEL I – Quoted Prices		LEVEL II – Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts	Short-Term U.S. Government and Agencies	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Ultra DJ-UBS Commodity	$7,985,138	$—	$10,517,914	$—	$—	$1,177,968	$19,681,020
UltraShort DJ-UBS Commodity	998,142	—	1,569,999	—	—	(216,605)	2,351,536
Ultra DJ-UBS Crude Oil	124,767,785	16,877,800	198,258,282	—	—	21,129,076	361,032,943
UltraShort DJ-UBS Crude Oil	24,953,557	(3,063,900)	41,541,751	—	—	(982,489)	62,448,919
Ultra Gold	19,962,846	(194,200)	148,122,824	(5,234,260)	—	—	162,657,210
UltraShort Gold	14,972,134	39,140	51,338,630	2,144,062	—	—	68,493,966
Ultra Silver	49,907,114	(568,800)	107,864,959	(7,228,187)	—	—	149,975,086
UltraShort Silver	19,962,846	184,735	44,809,395	2,859,064	—	—	67,816,040
Ultra Euro	1,996,285	—	5,739,985	—	(277,258)	—	7,459,012
UltraShort Euro	39,925,691	—	58,944,667	—	1,954,967	—	100,825,325
Ultra Yen	998,142	—	3,156,991	—	(315,813)	—	3,839,320
UltraShort Yen	14,972,134	—	47,623,661	—	4,865,068	—	67,460,863

Total Trust	$321,401,814	$13,274,775	$719,489,058	$(7,459,321)	$6,226,964	$21,107,950	$1,074,041,240

At December 31, 2009, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

At December 31, 2009, there were no significant transfers in or out of Level I or Level II fair value measurements.

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

Brokerage Commissions and Fees

Each Geared Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis. The Sponsor will pay brokerage commissions on futures contracts for the VIX Funds.

Federal Income Tax

Each Geared Fund and each VIX Fund is registered as a series of a Delaware statutory trust and is or will be treated as a partnership for U.S. federal income tax purposes. Accordingly, no Fund expects to incur U.S. federal income tax liability; rather, each beneficial owner of a Geared Fund’s or a VIX Fund’s Shares is or will be required to take into account its allocable share of its Geared Fund’s or VIX Fund’s income, gain, loss, deductions and other items for its Fund’s taxable year ending with or within the beneficial owner’s taxable year.

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

NOTE 3 – INVESTMENTS

Short-Term Investments

The Leveraged Funds may purchase U.S. Treasury Bills, agency securities, and other high-credit quality short-term fixed income or similar securities with original maturities of one year or less. A portion of these investments may be posted as collateral in connection with swap agreements and/or used as margin for a Leveraged Fund’s trading in futures and forward contracts.

Accounting for Derivative Instruments

In seeking to achieve each Leveraged Fund’s investment objective, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of investment positions that the Sponsor believes in combination should produce daily returns consistent with a Leveraged Fund’s objective.

All open derivative positions at period-end for each Leveraged Fund are disclosed in the Schedule of Investments and the notional value of these open positions relative to the shareholders’ equity of each Leveraged Fund is generally representative of the notional value of open positions to shareholders’ equity throughout the reporting period for each respective Leveraged Fund. The volume associated with derivative positions varies on a daily basis as each Leveraged Fund transacts derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ equity consistent with each Leveraged Fund’s investment objective.

Following is a description of the derivative instruments used by the Leveraged Funds during the reporting period, including the primary underlying risk exposures related to each instrument type.

Futures Contracts

The Leveraged Funds enter into futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

Upon entering into a futures contract, each Leveraged Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is effected. The initial margin is segregated as cash balances with brokers for futures contracts, as disclosed in the Statements of Financial Condition, and is restricted as to its use. Pursuant to the futures contract, each Leveraged Fund agrees to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by each Leveraged Fund as unrealized gains or losses. Each Leveraged Fund will realize a gain or loss upon closing of a futures transaction.

Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each Leveraged Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities or commodity and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal counterparty risk to the Leveraged Funds since futures contracts are exchange-traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, guarantees the futures contracts against default.

Swap Agreements

The Leveraged Funds enter into swap agreements for purposes of pursuing their investment objectives or as a substitute for investing directly in (or shorting) commodities, or to create an economic hedge against a position. Swap agreements are two-party contracts entered into primarily with institutional investors for a specified period, ranging from a day to more than one year. In a standard swap transaction, two parties agree to exchange the returns earned or realized on a particular predetermined investment, instrument or index in exchange for a fixed or floating rate of return in respect of a predetermined notional amount. In the case of futures contracts based indices, such as those used by the Commodity Index Funds, the reference interest rate is zero. The gross returns to be exchanged are calculated with respect to a notional amount and the benchmark returns to which the swap is linked. Swap agreements do not involve the delivery of securities or other underlying instruments.

Generally, swap agreements entered into by the Leveraged Funds calculate and settle the obligations of the parties to the agreement on a “net basis” with a single payment. Consequently, each Fund’s current obligations (or rights) under a swap agreement will generally be equal only to the net amount to be paid or received under the agreement based on the relative values of such obligations (or rights) (the “net amount”). In a typical swap agreement entered into by an Ultra Fund, the Ultra Fund would be entitled to settlement payments in the event the benchmark increases and would be required to make payments to the swap counterparties in the event the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Leveraged Funds may pay. In a typical swap agreement entered into by an UltraShort Fund, the UltraShort Fund would be required to make payments to the swap counterparties in the event the benchmark increases and would be entitled to settlement payments in the event the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Leveraged Funds may pay.

The net amount of the excess, if any, of each Leveraged Fund’s obligations over its entitlements with respect to each swap agreement is accrued on a daily basis and an amount of cash and/or securities having an aggregate NAV at least equal to such accrued excess is maintained in a segregated account by the Leveraged Funds’ Custodian. Until a swap agreement is settled in cash, the gain or loss on the notional amount less any transaction costs or trading spreads payable by each Leveraged Fund on the notional amount are recorded as “unrealized appreciation or depreciation on swap agreements” and, when cash is exchanged, the gain or loss realized is recorded as “realized gains or losses on swap agreements.” Swap agreements are generally valued at the last settled price of the benchmark referenced Index.

The Trust, on behalf of a Leveraged Fund, may enter into agreements with certain counterparties for derivative transactions. These agreements contain various conditions, events of default, termination events, covenants and representations. The triggering of certain events or the default on certain terms of the agreement could allow a party to terminate a transaction under the agreement and request immediate payment in an amount equal to the net positions owed the party under the agreement. This could cause a Leveraged Fund to have to enter into a new transaction with the same counterparty, enter into a transaction with a different counterparty or seek to achieve its investment objective through any number of different investments or investment techniques.

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Leveraged Fund has under the swap agreement, which may exceed the NAV of each Leveraged Fund. Additional risks associated with the use of swap agreements are imperfect correlation between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Leveraged Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Leveraged Fund will enter into swap agreements only with large, well-capitalized and well established financial institutions. The creditworthiness of each of the firms which is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties and limiting the net amount due from any individual counterparty. All of the outstanding swap agreements at December 31, 2010 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Leveraged Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

The Leveraged Funds collateralize swap agreements with cash and/or certain securities as indicated on the Statements of Financial Condition or Schedules of Investments and such collateral is held for the benefit of the counterparty in a segregated account at the Custodian to protect the counterparty against non-payment by the Leveraged Funds. In the event of a default by the counterparty, the Leveraged Funds will seek return of this collateral and may incur certain costs and time delays in exercising its right with respect to the collateral.

The Leveraged Funds may remain subject to credit risk with respect to the amounts they expect to receive from counterparties, as those amounts are not always similarly collateralized by the counterparty. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, the Leveraged Funds may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. The Leveraged Funds may obtain only limited recovery or may obtain no recovery in such circumstances.

Forward Contracts

The Leveraged Funds enter into forward contracts for purposes of pursuing their investment objectives and as a substitute for investing directly in (or shorting) commodities/currencies. A forward contract is an agreement between two parties to purchase or sell a specified quantity of a commodity or currency at or before a specified date in the future at a specified price. Forward contracts are typically traded in the over-the-counter (“OTC”) markets and all details of the contract are negotiated between the counterparties to the agreement. Accordingly, the forward contracts are valued by reference to the contracts traded in the OTC markets.

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

Forward contracts are, in general, not cleared or guaranteed by a third party. The Leveraged Funds may collateralize forward commodity contracts with cash and/or certain securities as indicated on their Statements of Financial Condition or Schedules of Investments and such collateral is held for the benefit of the counterparty in a segregated account at the Custodian to protect the counterparty against non-payment by the Funds. In the event of a default by the counterparty, the Leveraged Funds will seek return of this collateral and may incur certain costs exercising its right with respect to the collateral.

The Leveraged Funds may remain subject to credit risk with respect to the amounts they expect to receive from counterparties, as those amounts are not always similarly collateralized by the counterparty. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, the Leveraged Funds may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. The Leveraged Funds may obtain only limited recovery or may obtain no recovery in such circumstances.

Participants in trading foreign exchange forward contracts often do not require margin deposits, but rely upon internal credit limitations and their judgments regarding the creditworthiness of their counterparties.

A Leveraged Fund will enter into forward contracts only with large, well-capitalized and well established financial institutions. The creditworthiness of each of the firms which is a party to a forward contract is monitored by the Sponsor.

Fair Value of Derivative Instruments

as of December 31, 2010

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$1,755,750		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$164,150
		ProShares Ultra DJ-UBS Crude Oil	11,062,404	**		ProShares UltraShort DJ-UBS Crude Oil	6,496,028	**
		ProShares Ultra Gold	9,030,567	**		ProShares UltraShort Gold	3,284,141	**
		ProShares Ultra Silver	49,247,788	**		ProShares UltraShort Silver	10,529,765	**
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	353,487		Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	5,308
		ProShares UltraShort Euro	930,978			ProShares UltraShort Euro	24,125,055
		ProShares Ultra Yen	292,768			ProShares Ultra Yen	9,265
		ProShares UltraShort Yen	1,856,768			ProShares UltraShort Yen	17,994,422

		Total Trust	$74,530,510	**		Total Trust	$62,608,134	**

**	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2009

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$1,177,968		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$216,605
		ProShares Ultra DJ-UBS Crude Oil	38,006,876	**		ProShares UltraShort DJ-UBS Crude Oil	4,046,389	**
		ProShares UltraShort Gold	2,183,202	**		ProShares Ultra Gold	5,428,460	**
		ProShares UltraShort Silver	3,043,799	**		ProShares Ultra Silver	7,796,987	**
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	383		Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	277,641
		ProShares UltraShort Euro	1,965,377			ProShares UltraShort Euro	10,410
		ProShares Ultra Yen	5,135			ProShares Ultra Yen	320,948
		ProShares UltraShort Yen	4,880,828			ProShares UltraShort Yen	15,760

		Total Trust	$51,263,568	**		Total Trust	$18,113,200	**

**	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2010

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or (Depreciation) on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swaps and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$2,383,511	$577,782
		ProShares UltraShort DJ-UBS Commodity	(691,056)	52,455
		ProShares Ultra DJ-UBS Crude Oil	151,266,418	(26,944,472)
		ProShares UltraShort DJ-UBS Crude Oil	15,021,223	(2,449,639)
		ProShares Ultra Gold	76,437,234	14,459,027
		ProShares UltraShort Gold	(37,770,759)	(5,467,343)
		ProShares Ultra Silver	216,253,186	57,044,775
		ProShares UltraShort Silver	(89,054,103)	(13,573,564)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation/depreciation on foreign currency forward contracts	ProShares Ultra Euro	(602,156)	625,437
		ProShares UltraShort Euro	48,542,523	(25,149,044)
		ProShares Ultra Yen	826,717	599,316
		ProShares UltraShort Yen	(22,116,381)	(21,002,722)

		Total Trust	$360,496,357	$(21,227,992)

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2009

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or (Depreciation) on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$4,280,412	$993,385
		ProShares UltraShort DJ-UBS Commodity	(2,479,160)	209,596
		ProShares Ultra DJ-UBS Crude Oil	100,784,061	25,328,476
		ProShares UltraShort DJ-UBS Crude Oil	(15,768,595)	(495,799)
		ProShares Ultra Gold	39,926,104	(4,881,976)
		ProShares UltraShort Gold	(19,629,874)	2,119,235
		ProShares Ultra Silver	43,715,010	(7,532,115)
		ProShares UltraShort Silver	(40,785,230)	2,996,965
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts changes in unrealized appreciation/depreciation on foreign currency forward contracts	ProShares Ultra Euro	699,029	(136,713)
		ProShares UltraShort Euro	(10,304,179)	1,803,814
		ProShares Ultra Yen	(241,945)	(114,239)
		ProShares UltraShort Yen	(6,039,297)	4,729,151

		Total Trust	$94,156,336	$25,019,780

The Effect of Derivative Instruments on the Statements of Operations

For the period ended December 31, 2008

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on transactions from futures, swaps, and/or forwards/changes in unrealized appreciation/ depreciation of futures, swaps, and/or forwards	ProShares Ultra DJ-UBS Commodity*	$(408,251)	$184,583
		ProShares UltraShort DJ-UBS Commodity*	607,967	(426,201)
		ProShares Ultra DJ-UBS Crude Oil*	(2,721,403)	12,678,400
		ProShares UltraShort DJ-UBS Crude Oil*	2,832,831	(3,550,590)
		ProShares Ultra Gold**	2,267,718	(546,484)
		ProShares UltraShort Gold**	(723,574)	63,967
		ProShares Ultra Silver**	398,219	(264,872)
		ProShares UltraShort Silver**	(585,793)	46,834
Foreign Exchange Contracts	Net realized gain (loss) on transactions from foreign currency transactions/changes in unrealized appreciation/ depreciation of foreign currency transactions	ProShares Ultra Euro*	571,180	(140,545)
		ProShares UltraShort Euro*	(493,306)	151,153
		ProShares Ultra Yen*	548,948	(201,574)
		ProShares UltraShort Yen*	(467,502)	135,917

		Total Trust	$1,827,034	$8,130,588

*	Commenced investment operations on November 24, 2008.
**	Commenced investment operations on December 1, 2008.

NOTE 4 – AGREEMENTS

Management Fee

Each Geared Fund pays or will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. In the first year of the Leveraged Funds’ operations, the Sponsor waived the Management Fee to the extent that such amounts cumulatively exceeded the organization and offering costs incurred by the Leveraged Fund. Each VIX Fund will pay the Sponsor a management fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV to the extent that such amounts cumulatively exceed the offering costs incurred by the VIX Funds for the first year of operations. The Management Fee is or will be paid in consideration of the Sponsor’s services as commodity pool operator and commodity trading advisor, and for managing the business and affairs of the Geared Funds and the VIX Funds. From the Management Fee, the Sponsor pays or will pay the fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent and the licensors for the Commodity Index Funds (Dow Jones & Company, Inc. and UBS Securities LLC, together, “DJ-UBS”), the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Geared Fund and each VIX Fund after the commencement of its trading operations, including, but not limited to, expenses such as ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Geared Fund or a VIX Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees. Each Leveraged Fund and VIX Fund incurs and pays and each Short Fund will incur and pay, its non-recurring and unusual fees and expenses. No other management fee is paid by the Leveraged Funds or will be paid by the Short Funds or the VIX Funds.

The Administrator

The Sponsor and the Trust, for itself and on behalf of each Geared Fund and each VIX Fund, has appointed Brown Brothers Harriman & Co. (“BBH&Co.”) as the Administrator of the Funds, and the Sponsor, the Trust, on its own behalf and on behalf of each Geared Fund and each VIX Fund, and BBH&Co. have entered into an Administrative Agency Agreement (the “Administration Agreement”) in connection therewith. Pursuant to the terms of the Administration Agreement and under the supervision and direction of the Sponsor and the Trust, BBH&Co. prepares and files certain regulatory filings on behalf of the Geared Funds and the VIX Funds. BBH&Co. may also perform other services for the Geared Funds and the VIX Funds pursuant to the Administration Agreement as mutually agreed upon by the Sponsor, the Trust and BBH&Co. from time to time. Pursuant to the terms of the Administration Agreement, BBH&Co. also serves as the Transfer Agent of the Geared Funds and the VIX Funds. The Administrator’s fees are or will be paid on behalf of the Geared Funds and the VIX Funds by the Sponsor.

The Custodian

BBH&Co. serves as Custodian of the Geared Funds and the VIX Funds, and the Trust, on its own behalf and on behalf of each Geared Fund and each VIX Fund, and BBH&Co. have entered into a Custodian Agreement in connection therewith. Pursuant to the terms of the Custodian Agreement, BBH&Co. is responsible for the holding and safekeeping of assets delivered to it by the Geared Funds and the VIX Funds, and performing various administrative duties in accordance with instructions delivered to BBH&Co. by the Geared Funds and the VIX Funds. The Custodian’s fees are or will be paid on behalf of the Geared Funds and the VIX Funds by the Sponsor.

The Distributor

SEI Investments Distribution Co. (“SEI”), serves as Distributor of the Funds and assists the Sponsor and the Administrator with certain functions and duties relating to distribution and marketing, including taking creation and redemption orders, consulting with the marketing staff of the Sponsor and its affiliates with respect to compliance with the requirements of FINRA and/or the NFA in connection with marketing efforts, and reviewing and filing of marketing materials with FINRA and/or the NFA. SEI retains all marketing materials separately for each Geared Fund and each VIX Fund, at c/o SEI, One Freedom Valley Drive, Oaks, PA 19456. The Sponsor, on behalf of each Geared Fund and each VIX Fund, has entered into a Distribution Services Agreement with SEI.

Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor pays or will pay all of the routine operational, administrative and other ordinary expenses of each Geared Fund and each VIX Fund generally, as determined by the Sponsor including, but not limited to, fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent, DJ-UBS, accounting and auditing fees and expenses, tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Geared Fund or a VIX Fund, FINRA filing fees, individual K-1 preparation and mailing fees not exceeding 0.10% per annum of the NAV of a Geared Fund or a VIX Fund, and report preparation and mailing expenses.

Non-Recurring Fees and Expenses

Each Leveraged Fund and VIX Fund pays and each Short Fund will pay all non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring fees and expenses are fees and expenses such as legal claims and liabilities, litigation costs or indemnification or other material expenses which are not currently anticipated obligations of the Geared Funds or the VIX Funds. Such fees and expenses are those that are non-recurring, unexpected or unusual in nature.

NOTE 5 – ORGANIZATION AND OFFERING COSTS

Organization costs are expensed as incurred and offering costs will be amortized by the Funds over a twelve month period on a straight-line basis. The Sponsor did not collect any fee in the first year of operation of each Leveraged Fund in an amount equal to the organization and offering fees. The Sponsor reimbursed each Leveraged Fund to the extent that its organization and offering costs exceeded 0.95% of its average daily NAV for the first year of operations.

Offering costs on the VIX Funds will be amortized over a twelve month period on a straight-line basis. The Sponsor will not collect any fee in the first year of operation of each VIX Fund in an amount equal to the offering fees. The Sponsor will reimburse each VIX Fund to the extent that its offering costs exceed 0.85% of its average daily NAV for the first year of operations. At December 31, 2010, payable for offering costs are reflected in the Statement of Financial Condition for each VIX Fund.

NOTE 6 – CREATION AND REDEMPTION OF CREATION UNITS

Each Leveraged Fund and VIX Fund issues and redeems Shares and each Short Fund will issue and redeem shares from time to time, but only in one or more Creation Units. A Creation Unit is a block of 50,000 Shares of a Geared Fund and 25,000 Shares of a VIX Fund. Creation Units may be created or redeemed only by Authorized Participants.

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

Transaction Fees on Creation and Redemption Transactions

Authorized Participants pay a fixed transaction fee of $500 in connection with each order to create or redeem a Creation Unit in order to compensate BBH&Co. for services in processing the creation and redemption of Creation Units. Authorized Participants are required to pay a variable transaction fee of up to 0.10% of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The variable transaction fee is 0.022% for the Commodity Funds and Commodity Index Funds and 0.00% for the Currency Funds and the VIX Funds. The Sponsor will provide the Authorized Participant with prompt notice in advance of any such waiver or adjustment of transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.

Transaction fees for the years ended December 31, 2010 and December 31, 2009 and the period ended December 31, 2008, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Year Ended December 31, 2010	Year Ended December 31, 2009	Period Ended December 31, 2008
Ultra DJ-UBS Commodity	$5,561	$9,028	$780
UltraShort DJ-UBS Commodity	1,911	1,258	550
Ultra DJ-UBS Crude Oil	560,895	534,221	23,002
UltraShort DJ-UBS Crude Oil	241,115	188,773	5,361
Ultra Gold	38,269	64,224	5,619
UltraShort Gold	24,530	41,076	998
Ultra Silver	77,861	49,367	2,085
UltraShort Silver	56,371	56,339	550
Ultra Euro	—	—	—
UltraShort Euro	—	—	—
Ultra Yen	—	—	—
UltraShort Yen	—	—	—

Total Trust	$1,006,513	$944,286	$38,945
NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the year ended December 31, 2010:

Ultra ProShares

For the Year Ended December 31, 2010

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil##	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2009	$28.2051	$50.4982	$44.0778	$57.0257	$30.1257	$26.1393

Net investment income (loss)	(0.2066)	(0.3581)	(0.4407)	(0.6140)	(0.2022)	(0.2376)
Net realized and unrealized gain (loss)#	8.3738	(0.1384)	25.5792	99.8745	(4.1591)	7.5901
Change in net asset value from operations	8.1672	(0.4965)	25.1385	99.2605	(4.3613)	7.3525
Net asset value, at December 31, 2010	$36.3723	$50.0017	$69.2163	$156.2862	$25.7644	$33.4918

Market value per share, at December 31, 2009†	$28.43	$50.72	$44.68	$56.15	$30.17	$26.58
Market value per share, at December 31, 2010†	$36.27	$49.98	$70.72	$158.59	$25.86	$33.29

Total Return, at net asset value	29.0%	(1.0)%	57.0%	174.1%	(14.5)%	28.1%
Total Return, at market value	27.6%	(1.5)%	58.3%	182.4%	(14.3)%	25.2%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.78)%	(0.86)%	(0.81)%	(0.81)%	(0.81)%	(0.81)%

##	See Note 10 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not be in accordance with the aggregate net realized and unrealized gain (loss) for that period because of the timing of sales and repurchases of the Fund shares in relation to fluctuating market value of the investments in the Fund.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

UltraShort ProShares

For the Year Ended December 31, 2010

Per Share Operating Performance	UltraShort DJ-UBS Commodity##	UltraShort DJ-UBS Crude Oil##	UltraShort Gold*	UltraShort Silver*##	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2009	$73.1052	$68.4432	$52.4052	$188.3683	$18.6755	$21.4246

Net investment income (loss)	(0.6245)	(0.5639)	(0.3125)	(0.7945)	(0.1694)	(0.1450)
Net realized and unrealized gain (loss)#	(24.4831)	(17.0277)	(23.7221)	(147.6811)	1.7867	(5.6052)
Change in net asset value from operations	(25.1076)	(17.5916)	(24.0346)	(148.4756)	1.6173	(5.7502)
Net asset value, at December 31, 2010	$47.9976	$50.8516	$28.3706	$39.8927	$20.2928	$15.6744

Market value per share, at December 31, 2009†	$73.25	$68.25	$51.75	$191.60	$18.70	$21.30
Market value per share, at December 31, 2010†	$48.30	$50.85	$27.80	$39.28	$20.31	$15.67

Total Return, at net asset value	(34.3)%	(25.7)%	(45.9)%	(78.8)%	8.7%	(26.8)%
Total Return, at market value	(34.1)%	(25.5)%	(46.3)%	(79.5)%	8.6%	(26.4)%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(1.01)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.82)%	(0.88)%	(0.81)%	(0.81)%	(0.79)%	(0.80)%

##	See Note 10 of these Notes to Financial Statements.
*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not be in accordance with the aggregate net realized and unrealized gain (loss) for that period because of the timing of sales and repurchases of the Fund shares in relation to fluctuating market value of the investments in the Fund.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

Selected data for a Share outstanding throughout the year ended December 31, 2009:

Ultra ProShares

For the Year Ended December 31, 2009

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil##	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2008	$22.1647	$59.1246	$30.8181	$28.6021	$29.2400	$28.4465

Net investment income (loss)	(0.2142)	(0.4095)	(0.3383)	(0.4573)	(0.2640)	(0.2383)
Net realized and unrealized gain (loss)#	6.2546	(8.2169)	13.5980	28.8809	1.1497	(2.0689)
Change in net asset value from operations	6.0404	(8.6264)	13.2597	28.4236	0.8857	(2.3072)
Net asset value, at December 31, 2009	$28.2051	$50.4982	$44.0778	$57.0257	$30.1257	$26.1393

Market value per share, at December 31, 2008†	$22.15	$54.76	$31.60	$31.50	$29.49	$28.66
Market value per share, at December 31, 2009†	$28.43	$50.72	$44.68	$56.15	$30.17	$26.58

Total Return, at net asset value	27.3%	(14.6)%	43.0%	99.4%	3.0%	(8.1)%
Total Return, at market value	28.4%	(7.4)%	41.4%	78.3%	2.3%	(7.3)%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(1.04)%	(0.95)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(1.00)%	(0.91)%	(0.92)%	(0.91)%	(0.91)%

##	See Note 10 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not be in accordance with the aggregate net realized and unrealized gain (loss) for that period because of the timing of sales and repurchases of the Fund shares in relation to fluctuating market value of the investments in the Fund.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

UltraShort ProShares

For the Year Ended December 31, 2009

Per Share Operating Performance	UltraShort DJ- UBS Commodity##	UltraShort DJ- UBS Crude Oil##	UltraShort Gold*	UltraShort Silver*##	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2008	$133.9741	$145.0196	$96.8701	$784.0284	$20.9453	$21.6631

Net investment income (loss)	(0.9385)	(0.8992)	(0.6198)	(2.4013)	(0.1758)	(0.1992)
Net realized and unrealized gain (loss)	(59.9304)	(75.6772)	(43.8451)	(593.2588)	(2.0940)	(0.0393)
Change in net asset value from operations	(60.8689)	(76.5764)	(44.4649)	(595.6601)	(2.2698)	(0.2385)
Net asset value, at December 31, 2009	$73.1052	$68.4432	$52.4052	$188.3683	$18.6755	$21.4246

Market value per share, at December 31, 2008†	$137.90	$158.30	$95.50	$700.40	$21.26	$21.85
Market value per share, at December 31, 2009†	$73.25	$68.25	$51.75	$191.60	$18.70	$21.30

Total Return, at net asset value	(45.4)%	(52.8)%	(45.9)%	(76.0)%	(10.8)%	(1.1)%
Total Return, at market value	(46.9)%	(56.9)%	(45.8)%	(72.6)%	(12.0)%	(2.5)%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(1.07)%	(0.96)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.93)%	(1.03)%	(0.92)%	(0.92)%	(0.89)%	(0.89)%

##	See Note 10 of these Notes to Financial Statements.
*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

Selected data for a Share outstanding throughout the period ended December 31, 2008:

Ultra ProShares

From Commencement of Operations through December 31, 2008

Per Share Operating Performance	Ultra DJ-UBS Commodity*	Ultra DJ-UBS Crude Oil*##	Ultra Gold+	Ultra Silver+	Ultra Euro*	Ultra Yen*
Net asset value, beginning of period	$25.0000	$100.0000	$25.0000	$25.0000	$25.0000	$25.0000

Net investment income (loss)	(0.0201)	(0.0718)	(0.0234)	(0.0212)	(0.0261)	(0.0267)
Net realized and unrealized gain (loss)#	(2.8152)	(40.8036)	5.8415	3.6233	4.2661	3.4732
Change in net asset value from operations	(2.8353)	(40.8754)	5.8181	3.6021	4.2400	3.4465
Net asset value, end of period	$22.1647	$59.1246	$30.8181	$28.6021	$29.2400	$28.4465
Market value per share, beginning of period†	$25.00	$100.00	$25.00	$25.00	$25.00	$25.00
Market value per share, end of period†	$22.15	$54.76	$31.60	$31.50	$29.49	$28.66

Total Return, at net asset value^	(11.3)%	(40.9)%	23.3%	14.4%	17.0%	13.8%
Total Return, at market value ^	(11.4)%	(45.2)%	26.4%	26.0%	18.0%	14.6%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.41)%	(0.96)%	(0.97)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.95)%	(1.41)%	(0.96)%	(0.97)%	(0.95)%	(0.95)%

*	Fund commenced operations on November 24, 2008.
##	See Note 10 of these Notes to Financial Statements.
+	Fund commenced operations on December 1, 2008.
#	The amount shown for a share outstanding throughout the period may not be in accordance with the aggregate net realized and unrealized gain (loss) for that period because of the timing of sales and repurchases of the Fund shares in relation to fluctuating market value of the investments in the Fund.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2008.

The returns for a share outstanding for 2008 are calculated based on initial offering price upon commencement of investment operations of $25.0000.

**	Percentages are annualized.

UltraShort ProShares

From Commencement of Operations through December 31, 2008

Per Share Operating Performance	UltraShort DJ- UBS Commodity*##	UltraShort DJ- UBS Crude Oil*##	UltraShort Gold^^+	UltraShort Silver^^+##	UltraShort Euro*	UltraShort Yen*
Net asset value, beginning of period	$125.0000	$125.0000	$125.0000	$1,000.0000	$25.0000	$25.0000

Net investment income (loss)	(0.1391)	(0.3369)	(0.0867)	(0.7480)	(0.0213)	(0.0215)
Net realized and unrealized gain (loss)#	9.1132	20.3565	(28.0432)	(215.2236)	(4.0334)	(3.3154)
Change in net asset value from operations	8.9741	20.0196	(28.1299)	(215.9716)	(4.0547)	(3.3369)
Net asset value, end of period	$133.9741	$145.0196	$96.8701	$784.0284	$20.9453	$21.6631
Market value per share, beginning of period†	$125.00	$125.00	$125.00	$1,000.00	$25.00	$25.00
Market value per share, end of period†	$137.90	$158.30	$95.50	$700.40	$21.26	$21.85

Total Return, at net asset value^	7.2%	16.0%	(22.5)%	(21.6)%	(16.2)%	(13.3)%
Total Return, at market value ^	10.3%	26.6%	(23.6)%	(30.0)%	(15.0)%	(12.6)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.71)%	(0.97)%	(1.00)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.95)%	(1.71)%	(0.97)%	(1.00)%	(0.95)%	(0.95)%

*	Fund commenced operations on November 24, 2008.
^^	See Note 1 of these Notes to Financial Statements.
##	See Note 10 of these Notes to Financial Statements.
+	Fund commenced operations on December 1, 2008.
#	The amount shown for a share outstanding throughout the period may not be in accordance with the aggregate net realized and unrealized gain (loss) for that period because of the timing of sales and repurchases of the Fund shares in relation to fluctuating market value of the investments in the Fund.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2008.

The returns for a share outstanding for 2008 are calculated based on initial offering price upon commencement of investment operations of $25.0000.

**	Percentages are annualized.

NOTE 8 – RISK

Correlation and Compounding Risk

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than one day because mathematical compounding prevents the Funds from achieving such results. Accordingly, results over periods of time greater than one day should not be expected to be a simple inverse correlation (-100%) or multiple (+200 or -200%) of the period return of the corresponding benchmark and will likely differ significantly. The VIX Funds seek to achieve their stated investment objective both over a single day and over time.

A number of factors may affect a Geared Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that a Fund will achieve a high degree of correlation. Failure to achieve a high degree of correlation may prevent a Geared Fund from achieving its investment objective. A number of factors may adversely affect a Geared Fund’s correlation with its benchmark, including fees, expenses, transaction costs, costs and risks associated with the use of leveraged investment techniques, income items, accounting standards and disruptions or illiquidity in the markets for the commodities or Financial Instruments (i.e., commodity-based or currency-based instruments whose value is derived from the value of an underlying asset, rate or index) in which the Fund invests. A Geared Fund may not have investment exposure to all securities in its underlying benchmark index, or its weighting of investment exposure to such stocks or industries may be different from that of the index. In addition, a Geared Fund may invest in securities or Financial Instruments not included in the index underlying its benchmark. A Geared Fund may be subject to large movements of assets into and out of the Fund, potentially resulting in the Fund being over- or under-exposed to its benchmark. Activities surrounding annual index reconstitutions and other index rebalancing or reconstitution events may hinder a Geared Fund’s ability to meet its daily investment objective on or around that day. Each Geared Fund seeks to rebalance its portfolio daily to keep leverage consistent with its daily investment objective.

Compounding affects all investments, but has a more significant impact on a Geared Fund. The Geared Funds are “geared” in the sense that they have investment objectives to match a multiple, the inverse or a multiple of the inverse of the performance of an index on a given day. These Funds are subject to all of the correlation risks described above. In addition, there is a special form of correlation risk that derives from such Funds’ having a single day investment objective in combination with the use of leverage, which is that for periods greater than one day, the effect of compounding may cause the performance of a Fund to be either greater than or less than the index performance (or the inverse of the index performance) times the stated multiple in the Fund objective, before accounting for fees and fund expenses. This effect can be even more significant in the case of the Leveraged Funds due to the use of leverage. The Geared Funds are designed to provide leveraged (e.g. 200%), inverse (e.g. -100%) or inverse leveraged (e.g. -200%) results on a daily basis (before fees and expenses). Investors should monitor their holdings consistent with their strategies, as frequently as daily.

Counterparty Risk

A Fund will be subject to credit risk with respect to the amount it expects to receive from counterparties to Financial Instruments entered into by the Fund. The Funds structure the agreements such that either party can terminate the contract without penalty prior to the termination date. A Fund may be negatively impacted if a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties. A Fund may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding and a Fund may obtain only limited recovery or may obtain no recovery in such circumstances. The Funds typically enter into transactions with counterparties whose credit rating, at the time of the transaction, is investment grade, as determined by a nationally recognized statistical rating organization, or, if unrated, judged by the Sponsor to be of comparable quality.

Leverage Risk

The Funds use investment techniques that may be considered aggressive, including the use of futures contracts, swap agreements and forward agreements. The Funds’ investment in Financial Instruments may involve a small investment relative to the amount of investment exposure assumed and may result in losses exceeding the amounts invested. Such instruments, particularly when used to create leverage, may expose the Funds to potentially dramatic changes (losses or gains) in the value of the instruments.

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

NOTE 9 – LEGAL PROCEEDINGS

The Trust and certain officers are defendants (along with several other parties) in a consolidated class action styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935, filed in the United States District Court for the Southern District of New York. The complaint, as amended, alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by issuing untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs, allegedly failing to adequately disclose the Funds’ investment objectives and risks. The six Funds of the Trust named in the complaint are ProShares Ultra Silver, ProShares UltraShort Gold, ProShares Ultra Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil, and ProShares UltraShort Silver. The Trust believes the complaint is without merit and that the anticipated outcome will not adversely impact the operation of the Trust or any of its Funds.

NOTE 10– SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Funds’ financial statements through the date the financial statements were issued. The subsequent events were as follows:

On January 3, 2011, the VIX Funds commenced investment operations.

On February 17, 2011, the Trust announced a reverse stock split of the shares of beneficial interest of four of its series: ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort Silver and ProShares Ultra DJ-UBS Crude Oil (the “Reverse Splits”). The Reverse Splits were effective prior to the opening of trading on NYSE Arca on February 25, 2011.

The Reverse Splits were effective for shareholders of record after the close of the markets on February 24, 2011. ProShares UltraShort DJ-UBS Commodity (NYSE Arca symbol “CMD”) and ProShares UltraShort DJ-UBS Crude Oil (NYSE Arca symbol “SCO”) executed a 1-for-5 reverse split of shares, and ProShares UltraShort Silver (NYSE Arca symbol “ZSL”) and ProShares Ultra DJ-UBS Crude Oil (NYSE Arca symbol “UCO”) executed a 1-for-4 reverse split of shares. The Funds traded at their post-split prices on February 25, 2011. The ticker symbols for the Funds did not change, and they will continue to trade on NYSE Arca.

The Reverse Splits were applied retroactively for all periods presented, reducing the number of shares outstanding for each of the ProShares UltraShort DJ-UBS Commodity Fund, ProShares Ultra DJ-UBS Crude Oil Fund, ProShares UltraShort DJ-UBS Crude Oil Fund and ProShares UltraShort Silver Fund, and resulted in a proportionate increase in the price per share and per share information of each of the ProShares UltraShort DJ-UBS Commodity Fund, ProShares Ultra DJ-UBS Crude Oil Fund, ProShares UltraShort DJ-UBS Crude Oil Fund and ProShares UltraShort Silver Fund. Therefore, the Reverse Splits did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg
By: Louis Mayberg
Principal Executive Officer
Date: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Louis Mayberg
By: Louis Mayberg
Principal Executive Officer
Date: March 1, 2011

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer
Date: March 1, 2011