Form 10-Q
period 2011-03-31
ProShares Trust II
filed 2011-05-10
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	"December 31, 2010 "	"December 31, 2010 "
	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash	$2,586,792	$17,743
Short-term U.S. government and agency obligations (Note 3) (cost $21,371,684 and $16,426,195, respectively)	21,372,400	16,426,651
Unrealized appreciation on swap agreements	324,096	1,755,750

Total assets	24,283,288	18,200,144

Liabilities and shareholders’ equity
Liabilities
Management fee payable	16,721	13,486
Payable for investments purchased	2,564,681	—

Total liabilities	2,581,402	13,486

Shareholders’ equity
Shareholders’ equity	21,701,886	18,186,658

Total liabilities and shareholders’ equity	$24,283,288	$18,200,144

Shares outstanding	550,014	500,014

Net asset value per share	$39.46	$36.37

Market value per share (Note 2)	$39.67	$36.27

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

MARCH 31, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (98% of shareholders’ equity)
U.S. Treasury Bills:
0.084% due 04/07/11	$1,957,000	$1,956,990
0.060% due 04/14/11	1,266,000	1,265,982
0.130% due 04/21/11†	2,441,000	2,440,939
0.122% due 04/28/11†	1,830,000	1,829,927
0.090% due 05/05/11	1,224,000	1,223,942
0.079% due 05/12/11†	2,009,000	2,008,897
0.108% due 05/19/11†	2,729,000	2,728,803
0.115% due 05/26/11†	1,351,000	1,350,888
0.090% due 06/02/11†	1,386,000	1,385,832
0.065% due 06/09/11	2,565,000	2,564,660
0.090% due 06/16/11†	1,266,000	1,265,802
0.073% due 06/23/11†	1,350,000	1,349,738

Total short-term U.S. government and agency obligations (cost $21,371,684)		$21,372,400

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	04/08/11	$10,115,403	$96,102
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	04/08/11	33,092,599	227,994

			$324,096

†	All or partial amount segregated as collateral for swap agreements.

^	The positions and counterparties herein are as of March 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010

Investment Income
Interest	$5,859	$4,769

Expenses
Management fee	46,113	32,051

Total expenses	46,113	32,051

Net investment income (loss)	(40,254)	(27,282)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	3,204,121	(341,859)
Short-term U.S. government and agency obligations	—	877

Net realized gain (loss)	3,204,121	(340,982)

Change in net unrealized appreciation/depreciation on
Swap agreements	(1,431,654)	(1,656,814)
Short-term U.S. government and agency obligations	260	2,356

Change in net unrealized appreciation/depreciation	(1,431,394)	(1,654,458)

Net realized and unrealized gain (loss)	1,772,727	(1,995,440)

Net income (loss)	$1,732,473	$(2,022,722)

Net income (loss) per weighted-average share	$3.23	$(3.87)

Weighted-average shares outstanding	536,681	522,792

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$18,186,658

Addition of 50,000 shares	1,782,755

Net investment income (loss)	(40,254)
Net realized gain (loss)	3,204,121
Change in net unrealized appreciation/depreciation	(1,431,394)

Net income (loss)	1,732,473

Shareholders’ equity, at March 31, 2011	$21,701,886

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash flow from operating activities
Net income (loss)	$1,732,473	$(2,022,722)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(4,945,489)	8,272,673
Change in unrealized appreciation/depreciation on investments	1,431,394	1,654,458
Increase (Decrease) in management fee payable	3,235	(5,163)
Increase (Decrease) in payable for investments purchased	2,564,681	—

Net cash provided by (used in) operating activities	786,294	7,899,246

Cash flow from financing activities
Proceeds from addition of shares	1,782,755	2,604,725
Payment on shares redeemed	—	(7,810,276)

Net cash provided by (used in) financing activities	1,782,755	(5,205,551)

Net increase (decrease) in cash	2,569,049	2,693,695
Cash, beginning of period	17,743	78,112

Cash, end of period	$2,586,792	$2,771,807

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	"December 31, 2010 "	"December 31, 2010 "
	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash	$565,112	$10,654
Short-term U.S. government and agency obligations (Note 3) (cost $2,625,682 and $1,594,783, respectively)	2,625,699	1,594,842

Total assets	3,190,811	1,605,496

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,190	1,273
Unrealized depreciation on swap agreements	81,016	164,150
Payable for investments purchased	546,932	—

Total liabilities	630,138	165,423

Shareholders’ equity
Shareholders’ equity	2,560,673	1,440,073

Total liabilities and shareholders’ equity	$3,190,811	$1,605,496

Shares outstanding	59,997	30,003

Net asset value per share (Note 1)	$42.68	$48.00

Market value per share (Note 1) (Note 2)	$42.99	$48.30

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

MARCH 31, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (103% of shareholders’ equity)
U.S. Treasury Bills:
0.104% due 04/07/11†	$444,000	$443,998
0.140% due 04/28/11†	310,000	309,988
0.076% due 05/12/11†	234,000	233,988
0.130% due 06/02/11†	130,000	129,984
0.065% due 06/09/11	547,000	546,928
0.073% due 06/23/11†	961,000	960,813

Total short-term U.S. government and agency obligations (cost $2,625,682)		$2,625,699

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	04/08/11	$(1,256,091)	$(12,342)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	04/08/11	(3,945,426)	(68,674)

			$(81,016)

†	All or partial amount segregated as collateral for swap agreements.

^	The positions and counterparties herein are as of March 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Investment Income
Interest	$740	$880

Expenses
Management fee	5,477	8,757

Total expenses	5,477	8,757

Net investment income (loss)	(4,737)	(7,877)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(384,313)	(137,264)
Short-term U.S. government and agency obligations	(3)	(82)

Net realized gain (loss)	(384,316)	(137,346)

Change in net unrealized appreciation/depreciation on
Swap agreements	83,134	327,765
Short-term U.S. government and agency obligations	(42)	377

Change in net unrealized appreciation/depreciation	83,092	328,142

Net realized and unrealized gain (loss)	(301,224)	190,796

Net income (loss)	$(305,961)	$182,919

Net income (loss) per weighted-average share (Note 1)	$(6.11)	$3.81

Weighted-average shares outstanding (Note 1)	50,112	48,003

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$1,440,073

Addition of 30,000 shares (Note 1)	1,426,814
Redemption of 6 shares (Note 1)	(253)

Net addition (redemption) of 29,994 shares (Note 1)	1,426,561

Net investment income (loss)	(4,737)
Net realized gain (loss)	(384,316)
Change in net unrealized appreciation/depreciation	83,092

Net income (loss)	(305,961)

Shareholders’ equity, at March 31, 2011	$2,560,673

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash flow from operating activities
Net income (loss)	$(305,961)	$182,919
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	—	270,000
Net sale (purchase) of short-term U.S. government and agency obligations	(1,030,899)	(303,476)
Change in unrealized appreciation/depreciation on investments	(83,092)	(328,142)
Increase (Decrease) in management fee payable	917	994
Increase (Decrease) in payable for investments purchased	546,932	—

Net cash provided by (used in) operating activities	(872,103)	(177,705)

Cash flow from financing activities
Proceeds from addition of shares	1,426,814	1,610,413
Payment on shares redeemed	(253)	—

Net cash provided by (used in) financing activities	1,426,561	1,610,413

Net increase (decrease) in cash	554,458	1,432,708
Cash, beginning of period	10,654	90,383

Cash, end of period	$565,112	$1,523,091

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	"December 31, 2010"	"December 31, 2010"
	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash	$3,979,728	$905,158
Segregated cash balances with brokers for futures contracts	14,073,750	10,631,250
Short-term U.S. government and agency obligations (Note 3) (cost $287,688,284 and $244,384,335, respectively)	287,703,048	244,394,920
Unrealized appreciation on swap agreements	—	5,649,644
Receivable on open futures contracts	4,726,919	3,035,150

Total assets	310,483,445	264,616,122

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	34,128,097	36,266,723
Management fee payable	273,006	216,322
Unrealized depreciation on swap agreements	3,784,476	—
Payable for investments purchased	1,072,866	—

Total liabilities	39,258,445	36,483,045

Shareholders’ equity
Shareholders’ equity	271,225,000	228,133,077

Total liabilities and shareholders’ equity	$310,483,445	$264,616,122

Shares outstanding	4,749,170	4,562,504

Net asset value per share (Note 1)	$57.11	$50.00

Market value per share (Note 1) (Note 2)	$56.99	$49.98

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (106% of shareholders’ equity)
U.S. Treasury Bills:
0.130% due 04/07/11†	$10,161,000	$10,160,949
0.060% due 04/14/11	5,414,000	5,413,921
0.128% due 04/15/11	4,626,000	4,625,942
0.133% due 04/21/11†	15,231,000	15,230,618
0.113% due 04/28/11†	31,909,000	31,907,724
0.105% due 05/05/11	20,480,000	20,479,031
0.110% due 05/12/11†	17,275,000	17,274,112
0.096% due 05/19/11†	34,397,000	34,394,523
0.112% due 05/26/11†	74,062,000	74,055,875
0.090% due 06/02/11†	49,607,000	49,601,002
0.065% due 06/09/11	1,073,000	1,072,858
0.090% due 06/16/11†	5,414,000	5,413,152
0.073% due 06/23/11†	12,872,000	12,869,502
0.080% due 06/30/11†	5,205,000	5,203,839

Total short-term U.S. government and agency obligations (cost $287,688,284)		$287,703,048

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires May 2011	2,085	$222,511,200	$19,717,140

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	04/08/11	$142,520,893	$(820,501)
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	04/08/11	177,392,224	(2,963,975)

			$(3,784,476)

†	All or partial amount segregated as collateral for swap agreements.

^	The positions and counterparties herein are as of March 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Investment Income
Interest	$98,318	$41,256

Expenses
Management fee	799,043	603,925
Brokerage commissions	29,669	28,343

Total expenses	828,712	632,268

Net investment income (loss)	(730,394)	(591,012)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	22,660,320	19,526,122
Swap agreements	59,524,107	33,495,515
Short-term U.S. government and agency obligations	4,929	42,692

Net realized gain (loss)	82,189,356	53,064,329

Change in net unrealized appreciation/depreciation on
Futures contracts	14,304,380	(6,320,380)
Swap agreements	(9,434,120)	(16,391,841)
Short-term U.S. government and agency obligations	4,179	22,858

Change in net unrealized appreciation/depreciation	4,874,439	(22,689,363)

Net realized and unrealized gain (loss)	87,063,795	30,374,966

Net income (loss)	$86,333,401	$29,783,954

Net income (loss) per weighted-average share (Note 1)	$12.32	$5.48

Weighted-average shares outstanding (Note 1)	7,008,365	5,438,893

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$228,133,077

Addition of 9,575,000 shares (Note 1)	437,312,733
Redemption of 9,388,334 shares (Note 1)	(480,554,211)

Net addition (redemption) of 186,666 shares (Note 1)	(43,241,478)

Net investment income (loss)	(730,394)
Net realized gain (loss)	82,189,356
Change in net unrealized appreciation/depreciation	4,874,439

Net income (loss)	86,333,401

Shareholders’ equity, at March 31, 2011	$271,225,000

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash flow from operating activities
Net income (loss)	$86,333,401	$29,783,954
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	—	(141,143)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(3,442,500)	2,753,325
Net sale (purchase) of short-term U.S. government and agency obligations	(43,303,949)	153,952,345
Change in unrealized appreciation/depreciation on investments	9,429,941	16,368,983
Decrease (Increase) in receivable on futures contracts	(1,691,769)	(1,732,931)
Increase (Decrease) in management fee payable	56,684	(94,139)
Increase (Decrease) in payable for investments purchased	1,072,866	—

Net cash provided by (used in) operating activities	48,454,674	200,890,394

Cash flow from financing activities
Proceeds from addition of shares	437,312,733	172,930,688
Payment on shares redeemed	(482,692,837)	(347,239,056)

Net cash provided by (used in) financing activities	(45,380,104)	(174,308,368)

Net increase (decrease) in cash	3,074,570	26,582,026
Cash, beginning of period	905,158	80,936

Cash, end of period	$3,979,728	$26,662,962

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash	$3,895,830	$4,007,347
Segregated cash balances with brokers for futures contracts	7,458,750	4,252,500
Short-term U.S. government and agency obligations (Note 3) (cost $131,663,004 and $135,631,915, respectively)	131,669,441	135,637,192

Total assets	143,024,021	143,897,039

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,313,753
Payable on open futures contracts	2,938,254	1,140,144
Management fee payable	115,398	117,277
Unrealized depreciation on swap agreements	592,590	4,111,608
Payable for investments purchased	2,564,680	—

Total liabilities	6,210,922	11,682,782

Shareholders’ equity
Shareholders’ equity	136,813,099	132,214,257

Total liabilities and shareholders’ equity	$143,024,021	$143,897,039

Shares outstanding	3,319,944	2,600,003

Net asset value per share (Note 1)	$41.21	$50.85

Market value per share (Note 1) (Note 2)	$41.30	$50.85

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (96% of shareholders’ equity)
U.S. Treasury Bills:
0.060% due 04/14/11	$7,640,000	$7,639,889
0.125% due 04/15/11†	14,590,000	14,589,816
0.141% due 04/21/11†	11,003,000	11,002,724
0.113% due 04/28/11†	8,552,000	8,551,658
0.090% due 05/05/11†	3,036,000	3,035,856
0.102% due 05/12/11†	8,309,000	8,308,573
0.110% due 05/19/11†	9,514,000	9,513,315
0.077% due 06/02/11	1,568,000	1,567,810
0.109% due 06/09/11†	44,034,000	44,028,166
0.088% due 06/16/11	12,990,000	12,987,964
0.080% due 06/30/11†	10,446,000	10,443,670

Total short-term U.S. government and agency obligations (cost $131,663,004)		$131,669,441

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires May 2011	1,105	$117,925,600	$(3,121,980)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	04/08/11	$(70,184,997)	$(935,662)
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	04/08/11	(85,507,876)	343,072

			$(592,590)

†	All or partial amount segregated as collateral for swap agreements.

^	The positions and counterparties herein are as of March 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Investment Income
Interest	$36,450	$22,438

Expenses
Management fee	298,212	217,682
Brokerage commissions	15,649	12,179

Total expenses	313,861	229,861

Net investment income (loss)	(277,411)	(207,423)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(4,611,590)	(374,202)
Swap agreements	(9,323,639)	1,958,414
Short-term U.S. government and agency obligations	427	905

Net realized gain (loss)	(13,934,802)	1,585,117

Change in net unrealized appreciation/depreciation on
Futures contracts	(737,560)	617,120
Swap agreements	3,519,018	(1,793,934)
Short-term U.S. government and agency obligations	1,160	6,495

Change in net unrealized appreciation/depreciation	2,782,618	(1,170,319)

Net realized and unrealized gain (loss)	(11,152,184)	414,798

Net income (loss)	$(11,429,595)	$207,375

Net income (loss) per weighted-average share (Note 1)	$(4.42)	$0.15

Weighted-average shares outstanding (Note 1)	2,583,207	1,364,892

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$132,214,257

Addition of 2,730,000 shares (Note 1)	122,260,245
Redemption of 2,010,059 shares (Note 1)	(106,231,808)

Net addition (redemption) of 719,941 shares (Note 1)	16,028,437

Net investment income (loss)	(277,411)
Net realized gain (loss)	(13,934,802)
Change in net unrealized appreciation/depreciation	2,782,618

Net income (loss)	(11,429,595)

Shareholders’ equity, at March 31, 2011	$136,813,099

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash flow from operating activities
Net income (loss)	$(11,429,595)	$207,375
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	—	(100,500)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(3,206,250)	(1,539,675)
Net sale (purchase) of short-term U.S. government and agency obligations	3,968,911	(29,833,728)
Change in unrealized appreciation/depreciation on investments	(3,520,178)	1,787,439
Increase (Decrease) in management fee payable	(1,879)	22,883
Increase (Decrease) in payable for investments purchased	2,564,680	—
Increase (Decrease) in payable on futures contracts	1,798,110	1,057,184

Net cash provided by (used in) operating activities	(9,826,201)	(28,399,022)

Cash flow from financing activities
Proceeds from addition of shares	122,260,245	154,951,532
Payment on shares redeemed	(112,545,561)	(124,837,956)

Net cash provided by (used in) financing activities	9,714,684	30,113,576

Net increase (decrease) in cash	(111,517)	1,714,554
Cash, beginning of period	4,007,347	75,409

Cash, end of period	$3,895,830	$1,789,963

See accompanying notes to financial statements.

PROSHARES SHORT DJ-UBS NATURAL GAS*

STATEMENTS OF FINANCIAL CONDITION

	"Decembe	"Decembe
	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash	$200	$200
Offering costs (Note 5)	29,090	—

Total assets	29,290	200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	29,090	—

Total liabilities	29,090	—

Shareholders’ equity
Shareholders’ equity	200	200

Total liabilities and shareholders’ equity	$29,290	$200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	"December 31, 2010 "	"December 31, 2010 "
	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash	$29,060,852	$1,262,424
Segregated cash balances with brokers for futures contracts	398,330	467,775
Short-term U.S. government and agency obligations (Note 3) (cost $242,096,894 and $249,242,580, respectively)	242,107,371	249,250,657
Unrealized appreciation on forward agreements	7,387,510	8,724,587
Receivable on open futures contracts	88,500	60,830

Total assets	279,042,563	259,766,273

Liabilities and shareholders’ equity
Liabilities
Management fee payable	195,662	204,198
Payable for investments purchased	28,084,501	—

Total liabilities	28,280,163	204,198

Shareholders’ equity
Shareholders’ equity	250,762,400	259,562,075

Total liabilities and shareholders’ equity	$279,042,563	$259,766,273

Shares outstanding	3,500,014	3,750,014

Net asset value per share	$71.65	$69.22

Market value per share (Note 2)	$71.13	$70.72

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (97% of shareholders’ equity)
U.S. Treasury Bills:
0.079% due 04/07/11	$16,123,000	$16,122,919
0.060% due 04/14/11	12,628,000	12,627,817
0.128% due 04/15/11	25,430,000	25,429,680
0.138% due 04/21/11†	20,231,000	20,230,492
0.115% due 04/28/11†	16,154,000	16,153,354
0.090% due 05/05/11	14,399,000	14,398,319
0.095% due 05/12/11†	15,669,000	15,668,195
0.109% due 05/19/11†	34,895,000	34,892,488
0.115% due 05/26/11†	9,854,000	9,853,185
0.140% due 06/02/11†	8,000,000	7,999,033
0.087% due 06/09/11†	42,914,000	42,908,314
0.089% due 06/16/11†	15,753,000	15,750,531
0.073% due 06/23/11†	10,075,000	10,073,044

Total short-term U.S. government and agency obligations (cost $242,096,894)		$242,107,371

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires June 2011	59	$8,495,410	$169,980

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	04/13/11	$87,720	$126,241,361	$1,856,067
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	04/13/11	254,800	366,692,872	5,531,443

				$7,387,510

†	All or partial amount segregated as collateral for forward agreements.

^	The positions and counterparties herein are as of March 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Investment Income
Interest	$71,784	$24,820

Expenses
Management fee	553,335	383,232
Brokerage commissions	905	1,004

Total expenses	554,240	384,236

Net investment income (loss)	(482,456)	(359,416)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	178,030	(79,143)
Forward agreements	7,843,381	(2,484,739)
Short-term U.S. government and agency obligations	(152)	5,759

Net realized gain (loss)	8,021,259	(2,558,123)

Change in net unrealized appreciation/depreciation on
Futures contracts	(136,000)	256,380
Forward agreements	(1,337,077)	7,492,523
Short-term U.S. government and agency obligations	2,400	1,301

Change in net unrealized appreciation/depreciation	(1,470,677)	7,750,204

Net realized and unrealized gain (loss)	6,550,582	5,192,081

Net income (loss)	$6,068,126	$4,832,665

Net income (loss) per weighted-average share	$1.72	$1.33

Weighted-average shares outstanding	3,534,458	3,620,014

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$259,562,075

Addition of 50,000 shares	3,477,778
Redemption of 300,000 shares	(18,345,579)

Net addition (redemption) of (250,000) shares	(14,867,801)

Net investment income (loss)	(482,456)
Net realized gain (loss)	8,021,259
Change in net unrealized appreciation/depreciation	(1,470,677)

Net income (loss)	6,068,126

Shareholders’ equity, at March 31, 2011	$250,762,400

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash flow from operating activities
Net income (loss)	$6,068,126	$4,832,665
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	69,445	15,273
Net sale (purchase) of short-term U.S. government and agency obligations	7,145,686	22,782,236
Change in unrealized appreciation/depreciation on investments	1,334,677	(7,493,824)
Decrease (Increase) in receivable on futures contracts	(27,670)	12,230
Increase (Decrease) in management fee payable	(8,536)	(19,287)
Increase (Decrease) in payable for investments purchased	28,084,501	—

Net cash provided by (used in) operating activities	42,666,229	20,129,293

Cash flow from financing activities
Proceeds from addition of shares	3,477,778	27,481,133
Payment on shares redeemed	(18,345,579)	(31,524,080)

Net cash provided by (used in) financing activities	(14,867,801)	(4,042,947)

Net increase (decrease) in cash	27,798,428	16,086,346
Cash, beginning of period	1,262,424	96,468

Cash, end of period	$29,060,852	$16,182,814

See accompanying notes to financial statements.

PROSHARES SHORT GOLD*

STATEMENTS OF FINANCIAL CONDITION

	"Decembe	"Decembe
	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash	$200	$200
Offering costs (Note 5)	12,424	—

Total assets	12,624	200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	12,424	—

Total liabilities	12,424	—

Shareholders’ equity
Shareholders’ equity	200	200

Total liabilities and shareholders’ equity	$12,624	$200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	"December 31, 2010 "	"December 31, 2010 "
	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash	$2,811,698	$404,683
Segregated cash balances with brokers for futures contracts	378,076	364,500
Short-term U.S. government and agency obligations (Note 3) (cost $82,928,166 and $80,111,190, respectively)	82,930,951	80,114,447

Total assets	86,120,725	80,883,630

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	113,762	94,800
Management fee payable	74,723	64,932
Unrealized depreciation on forward agreements	2,452,028	2,991,391
Payable for investments purchased	2,393,702	—

Total liabilities	5,034,215	3,151,123

Shareholders’ equity
Shareholders’ equity	81,086,510	77,732,507

Total liabilities and shareholders’ equity	$86,120,725	$80,883,630

Shares outstanding	3,039,901	2,739,901

Net asset value per share	$26.67	$28.37

Market value per share (Note 2)	$26.85	$27.80

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (102% of shareholders’ equity)
U.S. Treasury Bills:
0.104% due 04/07/11	$8,443,000	$8,442,958
0.060% due 04/14/11	870,000	869,987
0.149% due 04/21/11†	12,638,000	12,637,683
0.140% due 04/28/11†	5,125,000	5,124,795
0.090% due 05/05/11†	16,944,000	16,943,198
0.050% due 05/12/11	1,772,000	1,771,909
0.101% due 05/19/11†	18,574,000	18,572,663
0.115% due 05/26/11†	1,641,000	1,640,864
0.065% due 06/09/11	2,394,000	2,393,683
0.090% due 06/16/11†	870,000	869,864
0.073% due 06/23/11†	13,666,000	13,663,347

Total short-term U.S. government and agency obligations (cost $82,928,166)		$82,930,951

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires June 2011	56	$8,063,440	$(151,020)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional at Amount Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	04/13/11	$(28,198)	$(40,580,870)	$(659,075)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	04/13/11	(78,900)	(113,548,146)	(1,792,953)

				$(2,452,028)

†	All or partial amount segregated as collateral for forward agreements.

^	The positions and counterparties herein are as of March 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Investment Income
Interest	$31,276	$13,434

Expenses
Management fee	229,514	162,335
Brokerage commissions	1,092	1,050

Total expenses	230,606	163,385

Net investment income (loss)	(199,330)	(149,951)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(218,760)	108,407
Forward agreements	(7,734,627)	(1,819,294)
Short-term U.S. government and agency obligations	320	2,103

Net realized gain (loss)	(7,953,067)	(1,708,784)

Change in net unrealized appreciation/depreciation on
Futures contracts	141,730	(59,380)
Forward agreements	539,363	(3,070,146)
Short-term U.S. government and agency obligations	(472)	3,982

Change in net unrealized appreciation/depreciation	680,621	(3,125,544)

Net realized and unrealized gain (loss)	(7,272,446)	(4,834,328)

Net income (loss)	$(7,471,776)	$(4,984,279)

Net income (loss) per weighted-average share	$(2.22)	$(3.58)

Weighted-average shares outstanding	3,369,345	1,390,558

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$77,732,507

Addition of 1,050,000 shares	31,756,616
Redemption of 750,000 shares	(20,930,837)

Net addition (redemption) of 300,000 shares	10,825,779

Net investment income (loss)	(199,330)
Net realized gain (loss)	(7,953,067)
Change in net unrealized appreciation/depreciation	680,621

Net income (loss)	(7,471,776)

Shareholders’ equity, at March 31, 2011	$81,086,510

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash flow from operating activities
Net income (loss)	$(7,471,776)	$(4,984,279)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for forward agreements	—	(100,500)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(13,576)	(135,723)
Net sale (purchase) of short-term U.S. government and agency obligations	(2,816,976)	2,657,442
Change in unrealized appreciation/depreciation on investments	(538,891)	3,066,164
Increase (Decrease) in management fee payable	9,791	3,395
Increase (Decrease) in payable for investments purchased	2,393,702	—
Increase (Decrease) in payable on futures contracts	18,962	108,161

Net cash provided by (used in) operating activities	(8,418,764)	614,660

Cash flow from financing activities
Proceeds from addition of shares	31,756,616	14,766,261
Payment on shares redeemed	(20,930,837)	(13,601,433)

Net cash provided by (used in) financing activities	10,825,779	1,164,828

Net increase (decrease) in cash	2,407,015	1,779,488
Cash, beginning of period	404,683	75,790

Cash, end of period	$2,811,698	$1,855,278

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	"December 31, 2010"	"December 31, 2010"
	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash	$51,765,966	$2,505,032
Segregated cash balances with brokers for futures contracts	4,744,980	2,395,913
Short-term U.S. government and agency obligations (Note 3) (cost $983,528,427 and $495,898,270, respectively)	983,570,638	495,915,529
Unrealized appreciation on forward agreements	65,351,418	46,191,568
Receivable on open futures contracts	180,690	391,421

Total assets	1,105,613,692	547,399,463

Liabilities and shareholders’ equity
Liabilities
Management fee payable	728,894	395,544
Payable for investments purchased	47,809,043	—

Total liabilities	48,537,937	395,544

Shareholders’ equity
Shareholders’ equity	1,057,075,755	547,003,919

Total liabilities and shareholders’ equity	$1,105,613,692	$547,399,463

Shares outstanding	4,650,014	3,500,014

Net asset value per share	$227.33	$156.29

Market value per share (Note 2)	$225.09	$158.59

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (93% of shareholders’ equity)
U.S. Treasury Bills:
0.035% due 04/07/11†	$9,861,000	$9,860,951
0.060% due 04/14/11	9,379,000	9,378,864
0.128% due 04/15/11	42,476,000	42,475,465
0.122% due 04/21/11†	49,571,000	49,569,756
0.118% due 04/28/11†	98,254,000	98,250,070
0.105% due 05/05/11	11,869,000	11,868,438
0.080% due 05/12/11†	46,321,000	46,318,619
0.110% due 05/19/11†	103,156,000	103,148,573
0.085% due 05/26/11	52,803,000	52,798,633
0.112% due 06/02/11†	88,808,000	88,797,263
0.110% due 06/09/11†	191,766,000	191,740,591
0.085% due 06/16/11†	123,486,000	123,466,650
0.077% due 06/23/11†	53,554,000	53,543,605
0.080% due 06/30/11†	102,376,000	102,353,160

Total short-term U.S. government and agency obligations (cost $983,528,427)		$983,570,638

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires May 2011	404	$76,533,760	$8,851,915

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	04/13/11	$12,250,800	$463,997,825 $	14,894,073
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	04/13/11	41,544,000	1,573,474,846	50,457,345

				$65,351,418

†	All or partial amount segregated as collateral for forward agreements.

^	The positions and counterparties herein are as of March 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Investment Income
Interest	$186,095	$36,445

Expenses
Management fee	1,507,863	372,436
Brokerage commissions	1,938	1,775

Total expenses	1,509,801	374,211

Net investment income (loss)	(1,323,706)	(337,766)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	3,968,311	(942,696)
Forward agreements	269,376,150	(6,895,653)
Short-term U.S. government and agency obligations	1,630	7,491

Net realized gain (loss)	273,346,091	(7,830,858)

Change in net unrealized appreciation/depreciation on
Futures contracts	5,795,695	1,654,205
Forward agreements	19,159,850	13,777,444
Short-term U.S. government and agency obligations	24,952	13,397

Change in net unrealized appreciation/depreciation	24,980,497	15,445,046

Net realized and unrealized gain (loss)	298,326,588	7,614,188

Net income (loss)	$297,002,882	$7,276,422

Net income (loss) per weighted-average share	$77.32	$2.52

Weighted-average shares outstanding	3,841,125	2,892,792

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$547,003,919

Addition of 1,900,000 shares	331,502,696
Redemption of 750,000 shares	(118,433,742)

Net addition (redemption) of 1,150,000 shares	213,068,954

Net investment income (loss)	(1,323,706)
Net realized gain (loss)	273,346,091
Change in net unrealized appreciation/depreciation	24,980,497

Net income (loss)	297,002,882

Shareholders’ equity, at March 31, 2011	$1,057,075,755

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash flow from operating activities
Net income (loss)	$297,002,882	$7,276,422
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for forward agreements	—	(133,400)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,349,067)	57,388
Net sale (purchase) of short-term U.S. government and agency obligations	(487,630,157)	6,176,571
Change in unrealized appreciation/depreciation on investments	(19,184,802)	(13,790,841)
Decrease (Increase) in receivable on futures contracts	210,731	(89,655)
Increase (Decrease) in management fee payable	333,350	12,040
Increase (Decrease) in payable for investments purchased	47,809,043	—

Net cash provided by (used in) operating activities	(163,808,020)	(491,475)

Cash flow from financing activities
Proceeds from addition of shares	331,502,696	34,990,226
Payment on shares redeemed	(118,433,742)	(19,582,492)

Net cash provided by (used in) financing activities	213,068,954	15,407,734

Net increase (decrease) in cash	49,260,934	14,916,259
Cash, beginning of period	2,505,032	75,670

Cash, end of period	$51,765,966	$14,991,929

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	"December 31, 2010"	"December 31, 2010"
	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash	$3,659,708	$3,514,285
Segregated cash balances with brokers for futures contracts	262,224	512,663
Short-term U.S. government and agency obligations (Note 3) (cost $136,103,483 and $105,316,101, respectively)	136,108,642	105,319,504
Receivable from capital shares sold	2,308,226	—

Total assets	142,338,800	109,346,452

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	227,423
Management fee payable	109,330	75,903
Unrealized depreciation on forward agreements	8,996,101	10,010,345
Payable for investments purchased	2,974,629	—

Total liabilities	12,080,060	10,313,671

Shareholders’ equity
Shareholders’ equity	130,258,740	99,032,781

Total liabilities and shareholders’ equity	$142,338,800	$109,346,452

Shares outstanding	5,644,369	2,482,479

Net asset value per share (Note 1)	$23.08	$39.89

Market value per share (Note 1) (Note 2)	$23.33	$39.28

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (104% of shareholders’ equity)
U.S. Treasury Bills:
0.035% due 04/07/11†	$8,253,000	$8,252,959
0.060% due 04/14/11	16,367,000	16,366,763
0.128% due 04/15/11	6,260,000	6,259,921
0.150% due 04/21/11†	11,246,000	11,245,718
0.140% due 04/28/11†	8,689,000	8,688,652
0.098% due 05/05/11†	5,945,000	5,944,719
0.052% due 05/12/11†	9,816,000	9,815,495
0.104% due 05/19/11	5,443,000	5,442,608
0.115% due 05/26/11†	7,942,000	7,941,343
0.125% due 06/02/11†	21,435,000	21,432,409
0.065% due 06/09/11	2,975,000	2,974,606
0.090% due 06/16/11†	16,367,000	16,364,435
0.073% due 06/23/11†	15,382,000	15,379,014

Total short-term U.S. government and agency obligations (cost $136,103,483)		$136,108,642

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires May 2011	23	$4,357,120	$(289,495)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	04/13/11	$(1,707,500)	$(64,671,392)	$(2,140,997)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	04/13/11	(5,058,000)	(191,571,244)	(6,855,104)

				$(8,996,101)

†	All or partial amount segregated as collateral for forward agreements.

^	The positions and counterparties herein are as of March 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Investment Income
Interest	$46,897	$14,912

Expenses
Management fee	340,262	167,390
Brokerage commissions	631	657

Total expenses	340,893	168,047

Net investment income (loss)	(293,996)	(153,135)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,723,196)	383,460
Forward agreements	(79,565,617)	(3,109,645)
Short-term U.S. government and agency obligations	1,268	3,087

Net realized gain (loss)	(81,287,545)	(2,723,098)

Change in net unrealized appreciation/depreciation on
Futures contracts	229,925	(366,870)
Forward agreements	1,014,244	(5,724,513)
Short-term U.S. government and agency obligations	1,756	5,090

Change in net unrealized appreciation/depreciation	1,245,925	(6,086,293)

Net realized and unrealized gain (loss)	(80,041,620)	(8,809,391)

Net income (loss)	$(80,335,616)	$(8,962,526)

Net income (loss) per weighted-average share (Note 1)	$(19.74)	$(23.10)

Weighted-average shares outstanding (Note 1)	4,070,629	388,000

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$99,032,781

Addition of 4,587,500 shares (Note 1)	161,689,240
Redemption of 1,425,610 shares (Note 1)	(50,127,665)

Net addition (redemption) of 3,161,890 shares (Note 1)	111,561,575

Net investment income (loss)	(293,996)
Net realized gain (loss)	(81,287,545)
Change in net unrealized appreciation/depreciation	1,245,925

Net income (loss)	(80,335,616)

Shareholders’ equity, at March 31, 2011	$130,258,740

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash flow from operating activities
Net income (loss)	$(80,335,616)	$(8,962,526)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for forward agreements	—	(60,300)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	250,439	312,653
Net sale (purchase) of short-term U.S. government and agency obligations	(30,787,382)	1,793,173
Change in unrealized appreciation/depreciation on investments	(1,016,000)	5,719,423
Decrease (Increase) in receivable on futures contracts	—	(83,560)
Increase (Decrease) in management fee payable	33,427	3,065
Increase (Decrease) in payable for investments purchased	2,974,629	—
Increase (Decrease) in payable on futures contracts	(227,423)	—

Net cash provided by (used in) operating activities	(109,107,926)	(1,278,072)

Cash flow from financing activities
Proceeds from addition of shares	159,381,014	27,705,812
Payment on shares redeemed	(50,127,665)	(17,517,168)

Net cash provided by (used in) financing activities	109,253,349	10,188,644

Net increase (decrease) in cash	145,423	8,910,572
Cash, beginning of period	3,514,285	78,312

Cash, end of period	$3,659,708	$8,988,884

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	"December 31, 2010"	"December 31, 2010"
	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash	$1,424,790	$13,447
Short-term U.S. government and agency obligations (Note 3) (cost $8,276,979 and $7,373,910, respectively)	8,277,246	7,374,157
Unrealized appreciation on foreign currency forward contracts	381,952	348,179

Total assets	10,083,988	7,735,783

Liabilities and shareholders’ equity
Liabilities
Management fee payable	6,833	6,099
Payable for investments purchased	1,411,824	—

Total liabilities	1,418,657	6,099

Shareholders’ equity
Shareholders’ equity	8,665,331	7,729,684

Total liabilities and shareholders’ equity	$10,083,988	$7,735,783

Shares outstanding	300,014	300,014

Net asset value per share	$28.88	$25.76

Market value per share (Note 2)	$28.90	$25.86

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (96% of shareholders’ equity)
U.S. Treasury Bills:
0.130% due 04/07/11	$120,000	$119,999
0.060% due 04/14/11	680,000	679,990
0.155% due 04/21/11	575,000	574,986
0.112% due 04/28/11	588,000	587,976
0.090% due 05/05/11	839,000	838,960
0.113% due 05/12/11	468,000	467,976
0.100% due 05/19/11	839,000	838,940
0.115% due 05/26/11†	1,039,000	1,038,914
0.065% due 06/09/11	1,412,000	1,411,813
0.090% due 06/16/11	680,000	679,893
0.073% due 06/23/11	1,038,000	1,037,799

Total short-term U.S. government and agency obligations (cost $8,276,979)		$8,277,246

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	04/08/11	6,494,625	$9,204,492	$205,005
Euro with UBS AG	04/08/11	6,162,000	8,733,080	186,540

				$391,545

Contracts to Sell
Euro with Goldman Sachs International	04/08/11	(277,300)	$(393,003)	$(5,256)
Euro with UBS AG	04/08/11	(151,300)	(214,430)	(4,337)

				$(9,593)

†	All or partial amount segregated as collateral for foreign currency forward contracts.

^	The positions and counterparties herein are as of March 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Investment Income
Interest	$2,411	$1,480

Expenses
Management fee	18,926	19,300

Total expenses	18,926	19,300

Net investment income (loss)	(16,515)	(17,820)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	918,369	(842,093)
Short-term U.S. government and agency obligations	—	435

Net realized gain (loss)	918,369	(841,658)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	33,773	(41,128)
Short-term U.S. government and agency obligations	20	349

Change in net unrealized appreciation/depreciation	33,793	(40,779)

Net realized and unrealized gain (loss)	952,162	(882,437)

Net income (loss)	$935,647	$(900,257)

Net income (loss) per weighted-average share	$3.12	$(3.06)

Weighted-average shares outstanding	300,014	294,458

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$7,729,684

Net investment income (loss)	(16,515)
Net realized gain (loss)	918,369
Change in net unrealized appreciation/depreciation	33,793

Net income (loss)	935,647

Shareholders’ equity, at March 31, 2011	$8,665,331

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash flow from operating activities
Net income (loss)	$935,647	$(900,257)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(903,069)	(5,290)
Change in unrealized appreciation/depreciation on investments	(33,793)	40,779
Increase (Decrease) in management fee payable	734	1,313
Increase (Decrease) in payable for investments purchased	1,411,824	—

Net cash provided by (used in) operating activities	1,411,343	(863,455)

Cash flow from financing activities
Proceeds from addition of shares	—	2,711,263

Net increase (decrease) in cash	1,411,343	1,847,808
Cash, beginning of period	13,447	79,160

Cash, end of period	$1,424,790	$1,926,968

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash	$45,650,917	$251,588
Short-term U.S. government and agency obligations (Note 3) (cost $394,685,734 and $471,813,434, respectively)	394,698,496	471,829,446
Receivable from capital shares sold	15,210,173	—

Total assets	455,559,586	472,081,034

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	4,109,402
Management fee payable	318,105	364,560
Unrealized depreciation on foreign currency forward contracts	19,020,367	23,194,077
Payable for investments purchased	45,447,337	—

Total liabilities	64,785,809	27,668,039

Shareholders’ equity
Shareholders’ equity	390,773,777	444,412,995

Total liabilities and shareholders’ equity	$455,559,586	$472,081,034

Shares outstanding	21,900,014	21,900,014

Net asset value per share	$17.84	$20.29

Market value per share (Note 2)	$17.85	$20.31

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (101% of shareholders’ equity)
U.S. Treasury Bills:
0.045% due 04/07/11	$10,393,000	$10,392,948
0.060% due 04/14/11	28,045,000	28,044,593
0.128% due 04/15/11	50,028,000	50,027,370
0.138% due 04/21/11†	66,706,000	66,704,326
0.129% due 04/28/11†	7,062,000	7,061,718
0.090% due 05/05/11	1,646,000	1,645,922
0.055% due 05/12/11	24,655,000	24,653,733
0.114% due 05/19/11	28,785,000	28,782,927
0.115% due 05/26/11†	17,479,000	17,477,554
0.140% due 06/02/11†	28,000,000	27,996,615
0.065% due 06/09/11	45,453,000	45,446,977
0.090% due 06/16/11	28,045,000	28,040,605
0.073% due 06/23/11	8,436,000	8,434,363
0.080% due 06/30/11	50,000,000	49,988,845

Total short-term U.S. government and agency obligations (cost $394,685,734)		$394,698,496

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	04/08/11	59,682,500	$84,584,881	$1,135,941
Euro with UBS AG	04/08/11	65,255,600	92,483,344	705,144

				$1,841,085

Contracts to Sell
Euro with Goldman Sachs International	04/08/11	(333,350,925)	$(472,440,805)	$(10,225,159)
Euro with UBS AG	04/08/11	(343,025,700)	(486,152,357)	(10,636,293)

				$(20,861,452)

†	All or partial amount segregated as collateral for foreign currency forward contracts.

^	The positions and counterparties herein are as of March 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Investment Income
Interest	$144,361	$38,955

Expenses
Management fee	1,033,909	481,122

Total expenses	1,033,909	481,122

Net investment income (loss)	(889,548)	(442,167)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(62,149,035)	13,941,207
Short-term U.S. government and agency obligations	1,407	11,153

Net realized gain (loss)	(62,147,628)	13,952,360

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	4,173,710	5,704,694
Short-term U.S. government and agency obligations	(3,250)	7,609

Change in net unrealized appreciation/depreciation	4,170,460	5,712,303

Net realized and unrealized gain (loss)	(57,977,168)	19,664,663

Net income (loss)	$(58,866,716)	$19,222,496

Net income (loss) per weighted-average share	$(2.58)	$1.88

Weighted-average shares outstanding	22,835,014	10,208,903

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$444,412,995

Addition of 3,850,000 shares	78,443,079
Redemption of 3,850,000 shares	(73,215,581)

Net addition (redemption) of 0 shares	5,227,498

Net investment income (loss)	(889,548)
Net realized gain (loss)	(62,147,628)
Change in net unrealized appreciation/depreciation	4,170,460

Net income (loss)	(58,866,716)

Shareholders’ equity, at March 31, 2011	$390,773,777

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash flow from operating activities
Net income (loss)	$(58,866,716)	$19,222,496
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	77,127,700	(180,182,385)
Change in unrealized appreciation/depreciation on investments	(4,170,460)	(5,712,303)
Increase (Decrease) in management fee payable	(46,455)	162,705
Increase (Decrease) in payable for investments purchased	45,447,337	—

Net cash provided by (used in) operating activities	59,491,406	(166,509,487)

Cash flow from financing activities
Proceeds from addition of shares	63,232,906	175,158,072
Payment on shares redeemed	(77,324,983)	—

Net cash provided by (used in) financing activities	(14,092,077)	175,158,072

Net increase (decrease) in cash	45,399,329	8,648,585
Cash, beginning of period	251,588	76,035

Cash, end of period	$45,650,917	$8,724,620

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	"December 31, 2010 "	"December 31, 2010 "
	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash	$702,581	$10,637
Short-term U.S. government and agency obligations (Note 3) (cost $3,284,661 and $4,733,572, respectively)	3,284,727	4,733,703
Unrealized appreciation on foreign currency forward contracts	—	283,503

Total assets	3,987,308	5,027,843

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,667	3,603
Unrealized depreciation on foreign currency forward contracts	118,906	—
Payable for investments purchased	688,914	—

Total liabilities	810,487	3,603

Shareholders’ equity
Shareholders’ equity	3,176,821	5,024,240

Total liabilities and shareholders’ equity	$3,987,308	$5,027,843

Shares outstanding	100,014	150,014

Net asset value per share	$31.76	$33.49

Market value per share (Note 2)	$31.77	$33.29

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (103% of shareholders’ equity)
U.S. Treasury Bills:
0.078% due 04/07/11	$575,000	$574,997
0.060% due 04/14/11	271,000	270,996
0.140% due 04/28/11	226,000	225,991
0.074% due 05/12/11†	576,000	575,970
0.115% due 05/26/11†	339,000	338,972
0.065% due 06/09/11	689,000	688,909
0.090% due 06/16/11	271,000	270,958
0.073% due 06/23/11	338,000	337,934

Total short-term U.S. government and agency obligations (cost $3,284,661)		$3,284,727

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	04/08/11	356,950,000	$4,291,341	$(76,056)
Yen with UBS AG	04/08/11	207,680,000	2,496,780	(50,740)

				$(126,796)

Contracts to Sell
Yen with Goldman Sachs International	04/08/11	(19,190,000)	$(230,707)	$2,777
Yen with UBS AG	04/08/11	(16,980,000)	(204,138)	5,113

				$7,890

†	All or partial amount segregated as collateral for foreign currency forward contracts.

^	The positions and counterparties herein are as of March 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Investment Income
Interest	$1,025	$913

Expenses
Management fee	8,104	9,651

Total expenses	8,104	9,651

Net investment income (loss)	(7,079)	(8,738)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	155,729	(95,937)
Short-term U.S. government and agency obligations	(6)	(69)

Net realized gain (loss)	155,723	(96,006)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(402,409)	49,343
Short-term U.S. government and agency obligations	(65)	377

Change in net unrealized appreciation/depreciation	(402,474)	49,720

Net realized and unrealized gain (loss)	(246,751)	(46,286)

Net income (loss)	$(253,830)	$(55,024)

Net income (loss) per weighted-average share	$(2.39)	$(0.37)

Weighted-average shares outstanding	106,125	150,014

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$5,024,240

Redemption of 50,000 shares	(1,593,589)

Net investment income (loss)	(7,079)
Net realized gain (loss)	155,723
Change in net unrealized appreciation/depreciation	(402,474)

Net income (loss)	(253,830)

Shareholders’ equity, at March 31, 2011	$3,176,821

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash flow from operating activities
Net income (loss)	$(253,830)	$(55,024)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	1,448,911	925,420
Change in unrealized appreciation/depreciation on investments	402,474	(49,720)
Increase (Decrease) in management fee payable	(936)	(71)
Increase (Decrease) in payable for investments purchased	688,914	—

Net cash provided by (used in) operating activities	2,285,533	820,605

Cash flow from financing activities
Payment on shares redeemed	(1,593,589)	—

Net increase (decrease) in cash	691,944	820,605
Cash, beginning of period	10,637	85,344

Cash, end of period	$702,581	$905,949

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	"December 31, 2010 "	"December 31, 2010 "
	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash	$2,535,516	$120,494
Short-term U.S. government and agency obligations (Note 3) (cost $351,294,284 and $223,865,319, respectively)	351,310,813	223,873,131
Unrealized appreciation on foreign currency forward contracts	17,227,662	—

Total assets	371,073,991	223,993,625

Liabilities and shareholders’ equity
Liabilities
Management fee payable	283,970	170,158
Unrealized depreciation on foreign currency forward contracts	—	16,137,654
Payable for investments purchased	2,358,706	—

Total liabilities	2,642,676	16,307,812

Shareholders’ equity
Shareholders’ equity	368,431,315	207,685,813

Total liabilities and shareholders’ equity	$371,073,991	$223,993,625

Shares outstanding	22,650,014	13,250,014

Net asset value per share	$16.27	$15.67

Market value per share (Note 2)	$16.27	$15.67

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (95% of shareholders’ equity)
U.S. Treasury Bills:
0.087% due 04/07/11	$40,489,000	$40,488,797
0.060% due 04/14/11	17,217,000	17,216,750
0.128% due 04/15/11	21,180,000	21,179,733
0.131% due 04/21/11†	32,136,000	32,135,193
0.135% due 04/28/11	16,633,000	16,632,335
0.090% due 05/05/11	10,374,000	10,373,509
0.069% due 05/12/11	13,158,000	13,157,324
0.103% due 05/19/11	67,381,000	67,376,149
0.071% due 05/26/11†	29,084,000	29,081,595
0.136% due 06/02/11†	39,850,000	39,845,182
0.103% due 06/09/11	32,340,000	32,335,715
0.090% due 06/16/11	17,217,000	17,214,302
0.073% due 06/23/11	14,277,000	14,274,229

Total short-term U.S. government and agency obligations (cost $351,294,284)		$351,310,813

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	04/08/11	3,791,430,000	$45,581,512	$(850,746)
Yen with UBS AG	04/08/11	14,553,600,000	174,966,989	(5,654,811)

				$(6,505,557)

Contracts to Sell
Yen with Goldman Sachs International	04/08/11	(30,342,530,000)	$(364,785,422)	$6,006,978
Yen with UBS AG	04/08/11	(49,300,010,000)	(592,696,948)	17,726,241

				$23,733,219

†	All or partial amount segregated as collateral for foreign currency forward contracts.

^	The positions and counterparties herein are as of March 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Investment Income
Interest	$88,611	$16,534

Expenses
Management fee	675,053	234,331

Total expenses	675,053	234,331

Net investment income (loss)	(586,442)	(217,797)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(17,658,241)	731,343
Short-term U.S. government and agency obligations	14	3,594

Net realized gain (loss)	(17,658,227)	734,937

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	33,365,316	3,222,010
Short-term U.S. government and agency obligations	8,717	3,904

Change in net unrealized appreciation/depreciation	33,374,033	3,225,914

Net realized and unrealized gain (loss)	15,715,806	3,960,851

Net income (loss)	$15,129,364	$3,743,054

Net income (loss) per weighted-average share	$0.84	$0.76

Weighted-average shares outstanding	18,060,570	4,954,458

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$207,685,813

Addition of 16,850,000 shares	260,369,046
Redemption of 7,450,000 shares	(114,752,908)

Net addition (redemption) of 9,400,000 shares	145,616,138

Net investment income (loss)	(586,442)
Net realized gain (loss)	(17,658,227)
Change in net unrealized appreciation/depreciation	33,374,033

Net income (loss)	15,129,364

Shareholders’ equity, at March 31, 2011	$368,431,315

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash flow from operating activities
Net income (loss)	$15,129,364	$3,743,054
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(127,428,965)	(56,550,159)
Change in unrealized appreciation/depreciation on investments	(33,374,033)	(3,225,914)
Increase (Decrease) in management fee payable	113,812	44,394
Increase (Decrease) in payable for investments purchased	2,358,706	—

Net cash provided by (used in) operating activities	(143,201,116)	(55,988,625)

Cash flow from financing activities
Proceeds from addition of shares	260,369,046	62,275,269
Payment on shares redeemed	(114,752,908)	(5,085,220)

Net cash provided by (used in) financing activities	145,616,138	57,190,049

Net increase (decrease) in cash	2,415,022	1,201,424
Cash, beginning of period	120,494	75,424

Cash, end of period	$2,535,516	$1,276,848

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	"December 31, 2010 "	"December 31, 2010 "
	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash	$1,603,052	$400
Short-term U.S. government and agency obligations (Note 3) (cost $30,338,811 and $0, respectively)	30,339,698	—
Receivable on open futures contracts	119,411	—
Offering costs (Note 5)	150,756	198,998
Limitation by Sponsor	21,038	—

Total assets	32,233,955	199,398

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	198,998	198,998

Total liabilities	198,998	198,998

Shareholders’ equity
Shareholders’ equity	32,034,957	400

Total liabilities and shareholders’ equity	$32,233,955	$199,398

Shares outstanding	500,005	5

Net asset value per share	$64.07	$80.00

Market value per share (Note 2)	$63.75	$80.00

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (95% of shareholders’ equity)
U.S. Treasury Bills:
0.038% due 04/07/11	$993,000	$992,995
0.060% due 04/14/11	587,000	586,992
0.092% due 04/21/11†	5,201,000	5,200,869
0.133% due 04/28/11	1,880,000	1,879,925
0.090% due 05/05/11	758,000	757,964
0.094% due 05/12/11	985,000	984,949
0.100% due 05/19/11	87,000	86,994
0.120% due 05/26/11	3,613,000	3,612,701
0.060% due 06/02/11	3,698,000	3,697,553
0.106% due 06/09/11†	4,939,000	4,938,346
0.087% due 06/16/11†	1,589,000	1,588,751
0.080% due 06/30/11†	6,013,000	6,011,659

Total short-term U.S. government and agency obligations (cost $30,338,811)		$30,339,698

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2011	832	$16,057,600	$(1,692,320)
VIX Futures - CBOE, expires May 2011	768	15,974,400	(789,890)

			$(2,482,210)

†	All or partial amount segregated as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(unaudited)

Three months ended March 31, 2011
Investment Income
Interest	$3,020

Expenses
Offering costs	48,242
Limitation by Sponsor	(21,038)

Total expenses	27,204

Net investment income (loss)	(24,184)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(351,490)
Short-term U.S. government and agency obligations	4

Net realized gain (loss)	(351,486)

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,482,210)
Short-term U.S. government and agency obligations	887

Change in net unrealized appreciation/depreciation	(2,481,323)

Net realized and unrealized gain (loss)	(2,832,809)

Net income (loss)	$(2,856,993)

Net income (loss) per weighted-average share	$(14.69)

Weighted-average shares outstanding	194,545

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$400

Addition of 675,000 shares	47,000,781
Redemption of 175,000 shares	(12,109,231)

Net addition (redemption) of 500,000 shares	34,891,550

Net investment income (loss)	(24,184)
Net realized gain (loss)	(351,486)
Change in net unrealized appreciation/depreciation	(2,481,323)

Net income (loss)	(2,856,993)

Shareholders’ equity, at March 31, 2011	$32,034,957

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(unaudited)

Three months ended March 31, 2011
Cash flow from operating activities
Net income (loss)	$(2,856,993)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(30,338,811)
Change in unrealized appreciation/depreciation on investments	(887)
Decrease (Increase) in receivable on futures contracts	(119,411)
Amortization of offering cost	48,242
Decrease (Increase) in Limitation by Sponsor	(21,038)

Net cash provided by (used in) operating activities	(33,288,898)

Cash flow from financing activities
Proceeds from addition of shares	47,000,781
Payment on shares redeemed	(12,109,231)

Net cash provided by (used in) financing activities	34,891,550

Net increase (decrease) in cash	1,602,652
Cash, beginning of period	400

Cash, end of period	$1,603,052

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	"December 31, 2010"	"December 31, 2010"
	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash	$497,379	$400
Short-term U.S. government and agency obligations (Note 3) (cost $6,392,338 and $0, respectively)	6,392,687	—
Receivable on open futures contracts	22,133	—
Offering costs (Note 5)	94,223	124,374
Limitation by Sponsor	17,565	—

Total assets	7,023,987	124,774

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	124,374	124,374
Payable for investments purchased	159,980	—

Total liabilities	284,354	124,374

Shareholders’ equity
Shareholders’ equity	6,739,633	400

Total liabilities and shareholders’ equity	$7,023,987	$124,774

Shares outstanding	100,005	5

Net asset value per share	$67.39	$80.00

Market value per share (Note 2)	$67.38	$80.00

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (95% of shareholders’ equity)
U.S. Treasury Bills:
0.035% due 04/07/11	$171,000	$170,999
0.060% due 04/14/11	177,000	176,998
0.145% due 04/21/11†	2,116,000	2,115,947
0.128% due 04/28/11	1,322,000	1,321,947
0.090% due 05/05/11	703,000	702,967
0.113% due 05/12/11	209,000	208,989
0.100% due 05/19/11	703,000	702,949
0.120% due 05/26/11	500,000	499,959
0.130% due 06/02/11	155,000	154,981
0.065% due 06/09/11	160,000	159,979
0.090% due 06/16/11	177,000	176,972

Total short-term U.S. government and agency obligations (cost $6,392,338)		$6,392,687

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures – CBOE, expires July 2011	51	$1,122,000	$31,750
VIX Futures – CBOE, expires August 2011	98	2,195,200	900
VIX Futures – CBOE, expires September 2011	99	2,296,800	(85,380)
VIX Futures – CBOE, expires October 2011	47	1,118,600	(30,400)

			$(83,130)

†	All or partial amount segregated as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(unaudited)

Three months ended March 31, 2011
Investment Income
Interest	$1,277

Expenses
Offering costs	30,151
Limitation by Sponsor	(17,565)

Total expenses	12,586

Net investment income (loss)	(11,309)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(688,250)

Short-term U.S. government and agency obligations	59

Net realized gain (loss)	(688,191)
Change in net unrealized appreciation/depreciation on
Futures contracts	(83,130)
Short-term U.S. government and agency obligations	349

Change in net unrealized appreciation/depreciation	(82,781)

Net realized and unrealized gain (loss)	(770,972)

Net income (loss)	$(782,281)

Net income (loss) per weighted-average share	$(8.98)

Weighted-average shares outstanding	87,074

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$400

Addition of 150,000 shares	11,228,874
Redemption of 50,000 shares	(3,707,360)

Net addition (redemption) of 100,000 shares	7,521,514

Net investment income (loss)	(11,309)
Net realized gain (loss)	(688,191)
Change in net unrealized appreciation/depreciation	(82,781)

Net income (loss)	(782,281)

Shareholders’ equity, at March 31, 2011	$6,739,633

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2011

(unaudited)

Three months ended March 31, 2011
Cash flow from operating activities
Net income (loss)	$(782,281)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(6,392,338)
Change in unrealized appreciation/depreciation on investments	(349)
Decrease (Increase) in receivable on futures contracts	(22,133)
Amortization of offering cost	30,151
Decrease (Increase) in Limitation by Sponsor	(17,565)
Increase (Decrease) in payable for investments purchased	159,980

Net cash provided by (used in) operating activities	(7,024,535)

Cash flow from financing activities
Proceeds from addition of shares	11,228,874
Payment on shares redeemed	(3,707,360)

Net cash provided by (used in) financing activities	7,521,514

Net increase (decrease) in cash	496,979
Cash, beginning of period	400

Cash, end of period	$497,379

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash	$150,740,321	$13,024,692
Segregated cash balances with brokers for futures contracts	27,316,110	18,624,601
Short-term U.S. government and agency obligations (Note 3)
(cost $2,682,278,431 and $2,036,391,604, respectively)	2,682,391,857	2,036,464,179
Unrealized appreciation on swap agreements	324,096	7,405,394
Unrealized appreciation on forward agreements	72,738,928	54,916,155
Unrealized appreciation on foreign currency forward contracts	17,609,614	631,682
Receivable for capital shares sold	17,518,399	—
Receivable on open futures contracts	5,137,653	3,487,401
Offering costs (Note 5)	286,493	323,372
Limitation by Sponsor	38,603	—

Total assets	2,974,102,074	2,134,877,476

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	34,128,097	46,689,878
Payable on open futures contracts	3,052,016	1,462,367
Management fee payable	2,127,499	1,633,355
Payable for offering costs	364,886	323,372
Unrealized depreciation on swap agreements	4,458,082	4,275,758
Unrealized depreciation on forward agreements	11,448,129	13,001,736
Unrealized depreciation on foreign currency forward contracts	19,139,273	39,331,731
Payable for investments purchased	138,077,795	—

Total liabilities	212,795,777	106,718,197

Shareholders’ equity
Shareholders’ equity	2,761,306,297	2,028,159,279

Total liabilities and shareholders’ equity	$2,974,102,074	$2,134,877,476

Shares outstanding	71,063,489	55,764,998

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Investment Income
Interest	$718,124	$216,836

Expenses
Management fee	5,515,811	2,692,212
Brokerage commissions	49,884	45,008
Offering costs	78,393	—
Limitation by Sponsor	(38,603)	—

Total expenses	5,605,485	2,737,220

Net investment income (loss)	(4,887,361)	(2,520,384)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	19,213,375	18,621,948
Swap agreements	53,020,276	34,974,806
Forward agreements	189,919,287	(14,309,331)
Foreign currency forward contracts	(78,733,178)	13,734,520
Short-term U.S. government and agency obligations	9,897	77,945

Net realized gain (loss)	183,429,657	53,099,888

Change in net unrealized appreciation/depreciation on
Futures contracts	17,032,830	(4,218,925)
Swap agreements	(7,263,622)	(19,514,824)
Forward agreements	19,376,380	12,475,308
Foreign currency forward contracts	37,170,390	8,934,919
Short-term U.S. government and agency obligations	40,851	68,095

Change in net unrealized appreciation/depreciation	66,356,829	(2,255,427)

Net realized and unrealized gain (loss)	249,786,486	50,844,461

Net income (loss)	$244,899,125	$48,324,077

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$2,028,159,279

Addition of 41,497,500 shares	1,488,250,657
Redemption of 26,199,009 shares	(1,000,002,764)

Net addition (redemption) of 15,298,491 shares	488,247,893

Net investment income (loss)	(4,887,361)
Net realized gain (loss)	183,429,657
Change in net unrealized appreciation/depreciation	66,356,829

Net income (loss)	244,899,125

Shareholders’ equity, at March 31, 2011	$2,761,306,297

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash flow from operating activities
Net income (loss)	$244,899,125	$48,324,077
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	—	28,357
Decrease (Increase) in segregated cash balances for forward agreements	—	(294,200)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(8,691,509)	1,463,241
Net sale (purchase) of short-term U.S. government and agency obligations	(645,886,827)	(70,315,178)
Change in unrealized appreciation/depreciation on investments	(49,323,999)	(1,963,498)
Decrease (Increase) in receivable on futures contracts	(1,650,252)	(1,893,916)
Decrease (Increase) in offering costs	(41,514)	—
Amortization of offering cost	78,393	—
Decrease (Increase) in Limitation by Sponsor	(38,603)	—
Increase (Decrease) in management fee payable	494,144	132,129
Increase (Decrease) in payable for investments purchased	138,077,795	—
Increase (Decrease) in payable on futures contracts	1,589,649	1,165,345
Increase (Decrease) in payable for offering costs	41,514	—

Net cash provided by (used in) operating activities	(320,452,084)	(23,353,643)

Cash flow from financing activities
Proceeds from addition of shares	1,470,732,258	677,185,394
Payment on shares redeemed	(1,012,564,545)	(567,197,681)

Net cash provided by (used in) financing activities	458,167,713	109,987,713

Net increase (decrease) in cash	137,715,629	86,634,070
Cash, beginning of period	13,024,692	967,043

Cash, end of period	$150,740,321	$87,601,113

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

NOTE 1 – ORGANIZATION

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series (each, a “Fund” and collectively, the “Funds”). The following fourteen series of the Trust, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”), ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “VIX Fund” and collectively, the “VIX Funds”) issue common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged or VIX Fund. The Shares of each Leveraged and VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Trust has also registered shares for two additional series: ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (each, a “Short Fund” and collectively, the “Short Funds”). As of March 31, 2011, each of the Short Funds had seed capital of $200, but neither of the Short Funds had commenced investment operations; therefore, these Financial Statements do not include Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity or Statements of Cash Flows for the Short Funds. The Short Funds, together with the Leveraged Funds are referred to as the “Geared Funds” in these Notes to Financial Statements. The Trust had no operations prior to November 24, 2008 other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of fourteen Shares of each Leveraged Fund at an aggregate purchase price of $350 in each of the Leveraged Funds.

Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver and ProShares UltraShort Silver, commenced trading on the NYSE Arca on December 3, 2008. The VIX Funds commenced trading on the NYSE Arca on January 3, 2011.

Groups of Funds are collectively referred to in several different ways. References to “Ultra Funds”, “Short Funds” or “UltraShort Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds”, “Commodity Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” refer to the different Funds based upon their investment objective and their general benchmark categories.

Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the daily performance of its corresponding benchmark. Each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-100%) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to twice the inverse (-200%) of the daily performance of its corresponding benchmark. Each of the Geared Funds generally invests or will invest in Financial Instruments (i.e., commodity-based or currency-based instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts) as a substitute for investing directly in a commodity or currency in order to gain exposure to the commodity index, commodity or currency. The Financial Instruments in which ProShares Short DJ-UBS Natural Gas will invest are limited to futures contracts. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results for the Funds. Each “VIX” Fund seeks daily investment results (before fees and expenses) that match the performance of a benchmark. Each VIX Fund intends to obtain exposure to its benchmark by investing in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”).

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than one day because mathematical compounding prevents the Geared Funds from achieving such results. Accordingly, results over periods of time greater than one day should not be expected to be a simple multiple (e.g., +200 or -200%) of the period return of the corresponding benchmark and will likely differ significantly. The VIX Funds seek to achieve their stated investment objective both over a single day and over time.

ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort DJ-UBS Crude Oil each have a benchmark that is an index designed to track the performance of commodity futures contracts, as applicable and as listed below. The daily performance of these indexes and the corresponding funds will likely be very different from the daily performance of the price of the related physical commodities.

Renaming of Indexes and Funds

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

Reverse Splits

Prior to the opening of trading on the NYSE Arca on April 15, 2010, ProShares UltraShort Gold executed a 1-for-5 reverse split of shares, and ProShares UltraShort Silver executed a 1-for-10 reverse split of shares. The funds traded at their post-split prices on April 15, 2010. The ticker symbols for the funds did not change, and they continue to trade on the NYSE Arca.

Prior to the opening of trading on the NYSE Arca on February 25, 2011, ProShares UltraShort DJ-UBS Commodity and ProShares UltraShort DJ-UBS Crude Oil executed a 1-for-5 reverse split of shares and ProShares UltraShort Silver and ProShares Ultra DJ-UBS Crude Oil executed a 1-for-4 reverse split of shares. The funds traded at their post-split prices on February 25, 2011. The ticker symbols for the funds did not change, and they continue to trade on the NYSE Arca.

The reverse splits were applied retroactively for all periods presented, reducing the number of shares outstanding for each of the ProShares UltraShort Gold Fund, ProShares UltraShort Silver Fund, ProShares UltraShort DJ-UBS Commodity Fund, ProShares Ultra DJ-UBS Crude Oil Fund and ProShares UltraShort DJ-UBS Crude Oil Fund, and resulted in a proportionate increase in the price per share and per share information of each of the ProShares UltraShort Gold Fund, ProShares UltraShort Silver Fund, ProShares UltraShort DJ-UBS Commodity Fund, ProShares Ultra DJ-UBS Crude Oil Fund and ProShares UltraShort DJ-UBS Crude Oil Fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by each Fund, in preparation of its financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2010, as filed with the SEC on March 1, 2011.

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

Basis of Presentation

Pursuant to rules and regulations of the SEC, audited financial statements are presented for the Trust as a whole, as the SEC registrant, and for each Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Fund shall be enforceable only against the assets of such Fund and not against the assets of the Trust generally or any other Fund. Accordingly, the assets of one Fund of the Trust include only those funds and other assets that are paid to, held by or distributed to the Trust for the purchase of Units in that Fund.

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated March 31, 2011, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Leveraged Funds’ and the VIX Funds’ final net asset value for creation and redemption of fund shares for the period ended March 31, 2011 were as follows. All times are Eastern Time:

	NAV Calculation Time	NAV Calculation Date
Ultra Silver, UltraShort Silver	7:00 A.M.	March 31
Ultra Gold, UltraShort Gold	10:00 A.M.	March 31
Ultra DJ-UBS Commodity, UltraShort DJ-UBS Commodity	2:30 P.M.	March 31
Ultra DJ-UBS Crude Oil, UltraShort DJ-UBS Crude Oil	2:30 P.M.	March 31
Ultra Euro, UltraShort Euro	4:00 P.M.	March 31
Ultra Yen, UltraShort Yen	4:00 P.M.	March 31
VIX Short-Term Futures ETF, VIX Mid-Term Futures ETF	4:15 P.M.	March 31

Although the Leveraged Funds’ and VIX Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2011.

Market value per share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per share is calculated.

For financial reporting purposes, the Leveraged Funds and VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of some Leveraged Funds’ and VIX Funds’ final creation/redemption NAV for the three months ended March 31, 2011.

Investment Valuation

Short-term investments are valued at market price. Treasury securities having a maturity of greater than sixty days are valued at market price.

Derivatives (e.g., futures, swaps and forward agreements) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold and Silver Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold and Silver Funds are valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. If there was no sale on that day, and for non-exchange-traded derivatives, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. When market closing prices are not available, the Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards.

Fair value pricing may require subjective determinations about the value of an investment. While the Leveraged Funds’ and VIX Funds’ policy is intended to result in a calculation of a Leveraged Fund and VIX Fund’s NAV that fairly reflects investment values as of the time of pricing, the Leveraged Fund and VIX Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that a Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by a Leveraged Fund and VIX Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

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

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest input level that is significant to the fair value measurement in its entirety.

Fair value measurements also require additional disclosure when the volume and level of activity for the asset or liability have significantly decreased, as well as when circumstances indicate that a transaction is not orderly.

The following table summarizes the valuation of investments at March 31, 2011 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Ultra DJ-UBS Commodity	$21,372,400	$—	$—	$—	$324,096	$21,696,496
UltraShort DJ-UBS Commodity	2,625,699	—	—	—	(81,016)	2,544,683
Ultra DJ-UBS Crude Oil	287,703,048	19,717,140	—	—	(3,784,476)	303,635,712
UltraShort DJ-UBS Crude Oil	131,669,441	(3,121,980)	—	—	(592,590)	127,954,871
Ultra Gold	242,107,371	169,980	7,387,510	—	—	249,664,861
UltraShort Gold	82,930,951	(151,020)	(2,452,028)	—	—	80,327,903
Ultra Silver	983,570,638	8,851,915	65,351,418	—	—	1,057,773,971
UltraShort Silver	136,108,642	(289,495)	(8,996,101)	—	—	126,823,046
Ultra Euro	8,277,246	—	—	381,952	—	8,659,198
UltraShort Euro	394,698,496	—	—	(19,020,367)	—	375,678,129
Ultra Yen	3,284,727	—	—	(118,906)	—	3,165,821
UltraShort Yen	351,310,813	—	—	17,227,662	—	368,538,475
VIX Short-Term Futures ETF	30,339,698	(2,482,210)	—	—	—	27,857,488
VIX Mid-Term Futures ETF	6,392,687	(83,130)	—	—	—	6,309,557

Total Trust	$2,682,391,857	$22,611,200	$61,290,799	$(1,529,659)	$(4,133,986)	$2,760,630,211

At March 31, 2011, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

At March 31, 2011, there were no significant transfers in or out of Level I and Level II fair value measurements.

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

Brokerage Commissions and Fees

Each Geared Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis. For the period ended March 31, 2011, the Sponsor paid and is currently paying brokerage commissions on futures contracts for the VIX Funds by reimbursing the VIX Funds monthly for the brokerage commissions paid.

Federal Income Tax

Each Fund is registered as a series of a Delaware statutory trust and is or will be treated as a partnership for U.S. federal income tax purposes. Accordingly, no Fund expects to incur U.S. federal income tax liability; rather, each beneficial owner of a Fund’s Shares is or will be required to take into account its allocable share of its Fund’s income, gain, loss, deductions and other items for its Fund’s taxable year ending with or within the beneficial owner’s taxable year.

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

NOTE 3 – INVESTMENTS

Short-Term Investments

The Funds may purchase U.S. Treasury Bills, agency securities, and other high-credit quality short-term fixed income or similar securities with original maturities of one year or less. A portion of these investments may be posted as collateral in connection with swap agreements and/or used as collateral for a Fund’s trading in futures and forward contracts.

Accounting for Derivative Instruments

In seeking to achieve each Fund’s investment objective, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of investment positions that the Sponsor believes in combination should produce returns consistent with a Fund’s objective.

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

Futures Contracts

The Funds enter into futures contracts to gain exposure to changes in the value of an underlying index or commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity, if applicable, or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery, or by cash settlement at expiration of contract.

Upon entering into a futures contract, each Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is effected. The initial margin is segregated as cash balances with brokers for futures contracts, as disclosed in the Statements of Financial Condition, and is restricted as to its use. The VIX Funds maintain collateral at the broker in the form of U.S. Treasury securities. These securities are restricted as to their use and are denoted as such on the Schedules of Investments. Pursuant to the futures contract, each Fund generally agrees to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by each Fund as unrealized gains or losses. Each Fund will realize a gain or loss upon closing of a futures transaction.

Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk or equity market volatility risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the market value of the underlying index or commodity and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal counterparty risk to the Funds since futures contracts are exchange-traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, guarantees the futures contracts against default.

Swap Agreements

Certain of the Funds enter into swap agreements for purposes of pursuing their investment objectives or as a substitute for investing directly in (or shorting) commodities, or to create an economic hedge against a position. Swap agreements are two-party contracts entered into primarily with institutional investors for a specified period, ranging from a day to more than one year. In a standard swap transaction, two parties agree to exchange the returns earned or realized on a particular predetermined investment, instrument or index in exchange for a fixed or floating rate of return in respect of a predetermined notional amount. In the case of futures contracts based indices, such as those used by the Commodity Index Funds, the reference interest rate is zero. The gross returns to be exchanged are calculated with respect to a notional amount and the benchmark returns to which the swap is linked. Swap agreements do not involve the delivery of underlying instruments.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlation between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will enter into swap agreements only with large, well-capitalized and well established financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty for amounts owed to the Funds. All of the outstanding swap agreements at March 31, 2011 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount equal to what the counterparty owes the Fund. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings.

Forward Contracts

Certain of the Funds enter into forward contracts for purposes of pursuing their investment objectives and as a substitute for investing directly in (or shorting) commodities and/or currencies. A forward contract is an agreement between two parties to purchase or sell a specified quantity of a commodity or currency at or before a specified date in the future at a specified price. Forward contracts are typically traded in the over-the-counter (“OTC”) markets and all details of the contract are negotiated between the counterparties to the agreement. Accordingly, the forward contracts are valued by reference to the contracts traded in the OTC markets.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties, as those amounts are not similarly collateralized by the counterparty. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount equal to what the counterparty owes the Fund. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings.

Participants in trading foreign exchange forward contracts often do not require margin deposits, but rely upon internal credit limitations and their judgments regarding the creditworthiness of their counterparties.

A Fund will enter into forward contracts only with large, well-capitalized and well established financial institutions. The creditworthiness of each of the firms that is a party to a forward contract is monitored by the Sponsor.

Fair Value of Derivative Instruments

as of March 31, 2011

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ- UBS Commodity	$324,096		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$81,016
		ProShares Ultra DJ-UBS Crude Oil	19,717,140	*		ProShares Ultra DJ-UBS Crude Oil	3,784,476
		ProShares Ultra Gold	7,557,490	*		ProShares UltraShort DJ-UBS Crude Oil	3,714,570	*
		ProShares Ultra Silver	74,203,333	*		ProShares UltraShort Gold	2,603,048	*
						ProShares UltraShort Silver	9,285,596	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	391,545		Unrealized depreciation on foreign currency forward contracts	ProShares Ultra Euro	9,593
		ProShares UltraShort Euro	1,841,085			ProShares UltraShort Euro	20,861,452
		ProShares Ultra Yen	7,890			ProShares Ultra Yen	126,796
		ProShares UltraShort Yen	23,733,219			ProShares UltraShort Yen	6,505,557
VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Mid-Term Futures ETF	32,650	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	2,482,210	*
						ProShares VIX Mid- Term Futures ETF	115,780	*

		Total Trust	$127,808,448	*		Total Trust	$49,570,094	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2010

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$1,755,750		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$164,150
		ProShares Ultra DJ-UBS Crude Oil	11,062,404	*		ProShares UltraShort DJ-UBS Crude Oil	6,496,028	*
		ProShares Ultra Gold	9,030,567	*		ProShares UltraShort Gold	3,284,141	*
		ProShares Ultra Silver	49,247,788	*		ProShares UltraShort Silver	10,529,765	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	353,487		Unrealized depreciation on foreign currency forward contracts	ProShares Ultra Euro	5,308
		ProShares UltraShort Euro	930,978			ProShares UltraShort Euro	24,125,055
		ProShares Ultra Yen	292,768			ProShares Ultra Yen	9,265
		ProShares UltraShort Yen	1,856,768			ProShares UltraShort Yen	17,994,422

		Total Trust	$74,530,510	*		Total Trust	$62,608,134	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended March 31, 2011

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$3,204,121	$(1,431,654)
		ProShares UltraShort DJ-UBS Commodity	(384,313)	83,134
		ProShares Ultra DJ-UBS Crude Oil	82,184,427	4,870,260
		ProShares UltraShort DJ-UBS Crude Oil	(13,935,229)	2,781,458
		ProShares Ultra Gold	8,021,411	(1,473,077)
		ProShares UltraShort Gold	(7,953,387)	681,093
		ProShares Ultra Silver	273,344,461	24,955,545
		ProShares UltraShort Silver	(81,288,813)	1,244,169

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares Ultra Euro	918,369	33,773
		ProShares UltraShort Euro	(62,149,035)	4,173,710
		ProShares Ultra Yen	155,729	(402,409)
		ProShares UltraShort Yen	(17,658,241)	33,365,316

VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(351,490)	(2,482,210)
		ProShares VIX Mid-Term Futures ETF	(688,250)	(83,130)

		Total Trust	$183,419,760	$66,315,978

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended March 31, 2010

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$(341,859)	$(1,656,814)
		ProShares UltraShort DJ-UBS Commodity	(137,264)	327,765
		ProShares Ultra DJ-UBS Crude Oil	53,021,637	(22,712,221)
		ProShares UltraShort DJ-UBS Crude Oil	1,584,212	(1,176,814)
		ProShares Ultra Gold	(2,563,882)	7,748,903
		ProShares UltraShort Gold	(1,710,887)	(3,129,526)
		ProShares Ultra Silver	(7,838,349)	15,431,649
		ProShares UltraShort Silver	(2,726,185)	(6,091,383)

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares Ultra Euro	(842,093)	(41,128)
		ProShares UltraShort Euro	13,941,207	5,704,694
		ProShares Ultra Yen	(95,937)	49,343
		ProShares UltraShort Yen	731,343	3,222,010

		Total Trust	$53,021,943	$(2,323,522)

NOTE 4 – AGREEMENTS

Management Fee

Each Geared Fund pays or will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. In the first year of the Leveraged Funds’ operations, the Sponsor did not charge its fee in an amount equal to the organization and offering costs. The Sponsor reimbursed each Leveraged Fund, if applicable, to the extent that its offering costs exceeded 0.95% of its average daily NAV of each Fund for the first year of operations. Each VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV. The Sponsor will not charge its fee in the first year of operation of each New Fund (as defined below) in an amount equal to the offering costs. The Sponsor has agreed to reimburse each New Fund to the extent that its offering costs exceed the Management Fee for the first year of operations. The Management Fee is or will be paid in consideration of the Sponsor’s services as commodity pool operator and commodity trading advisor, and for managing the business and affairs of the Geared Funds and the VIX Funds. From the Management Fee, the Sponsor pays or will pay the fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent and the licensors for the Commodity Index Funds (Dow Jones & Company, Inc. and UBS Securities LLC, together, “DJ-UBS”), the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees. For the period ended March 31, 2011, the Sponsor paid and is currently paying brokerage commissions on futures contracts for the VIX Funds. Each Leveraged Fund and VIX Fund incurs and pays, and each Short Fund will incur and pay, its non-recurring and unusual fees and expenses.

The Administrator

The Sponsor and the Trust, for itself and on behalf of each Fund, has appointed Brown Brothers Harriman & Co. (“BBH&Co.”) as the Administrator of the Funds, and the Sponsor, the Trust, on its own behalf and on behalf of each Fund, and BBH&Co. have entered into an Administrative Agency Agreement (the “Administration Agreement”) in connection therewith. Pursuant to the terms of the Administration Agreement and under the supervision and direction of the Sponsor and the Trust, BBH&Co. prepares and files certain regulatory filings on behalf of the Funds. BBH&Co. may also perform other services for the Funds pursuant to the Administration Agreement as mutually agreed upon by the Sponsor, the Trust and BBH&Co. from time to time. Pursuant to the terms of the Administration Agreement, BBH&Co. also serves as the Transfer Agent of the Funds. The Administrator’s fees are or will be paid on behalf of the Funds by the Sponsor.

The Custodian

BBH&Co. serves as Custodian of the Funds, and the Trust, on its own behalf and on behalf of each Fund, and BBH&Co. have entered into a Custodian Agreement in connection therewith. Pursuant to the terms of the Custodian Agreement, BBH&Co. is responsible for the holding and safekeeping of assets delivered to it by the Funds, and performing various administrative duties in accordance with instructions delivered to BBH&Co. by the Funds. The Custodian’s fees are or will be paid on behalf of the Funds by the Sponsor.

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

NOTE 5 – ORGANIZATION AND OFFERING COSTS

Organization costs are expensed as incurred and offering costs will be amortized by the Funds over a twelve month period on a straight-line basis. The Sponsor did not charge its fee in the first year of operation of each Leveraged Fund in an amount equal to the organization and offering fees. The Sponsor reimbursed each Leveraged Fund if its organization and offering costs exceeded 0.95% of its average daily NAV for the first year of operations.

Offering costs on the VIX and Short Funds will be amortized over a twelve month period on a straight-line basis. The Sponsor will not charge its fee in the first year of operation of each VIX and Short Fund in an amount equal to the offering fees. The Sponsor has agreed to reimburse each VIX and Short Fund to the extent that its offering costs exceed 0.85% and 0.95%, respectively, of its average daily NAV for the first year of operations. At March 31, 2011, amounts payable for offering costs are reflected in the Statement of Financial Condition for each VIX and Short Fund.

NOTE 6 – CREATION AND REDEMPTION OF CREATION UNITS

Each Leveraged Fund and VIX Fund issues and redeems Shares and each Short Fund will issue and redeem shares from time to time, but only in one or more Creation Units. A Creation Unit is a block of 50,000 Shares of a Geared Fund and 25,000 Shares of a VIX Fund. Creation Units may be created or redeemed only by Authorized Participants. As a result of the reverse share splits as described in Note 1, certain redemptions as disclosed in the Statements of Changes in Shareholders’ Equity reflect payment of fractional share balances on beneficial shareholder accounts.

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

Transaction Fees on Creation and Redemption Transactions

The manner by which Creation Units are purchased or redeemed is dictated by the terms of the Authorized Participant Agreement and Authorized Participant Handbook. By placing a purchase order, an Authorized Participant agrees to: (1) deposit cash with BBH&Co., the custodian of the Funds (the “Custodian”); and (2) if permitted by the Sponsor in its sole discretion with respect to a VIX Fund, enter into or arrange for an exchange of futures contract for related position (“EFCRP”) or block trade with the VIX Fund whereby the Authorized Participant would also transfer to such Fund a number and type of exchange-traded VIX futures contracts at or near the closing settlement price for such contracts on the purchase order date.

Authorized Participants, generally, pay a fixed transaction fee of $500 in connection with each order to create or redeem a Creation Unit in order to Compensate BBH&Co. for services in processing the creation and redemption of Creation Units. The fixed transaction fee for the VIX Funds is currently being paid for by the Sponsor. Authorized Participants may be required to pay a variable transaction fee of up to 0.10% of the value of the Creation Unit that is purchased or redeemed. The current variable transaction fee is 0.022% for the Commodity and Commodity Index Funds. There is currently no variable transaction fee for the Currency and VIX Funds. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market. Currently there are no additional fees being charged for related EFCRP or block trade transactions.

The transaction fees that are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity were as follows:

Fund	Three Months Ended March 31, 2011
Ultra DJ-UBS Commodity	$397
UltraShort DJ-UBS Commodity	320
Ultra DJ-UBS Crude Oil	198,253
UltraShort DJ-UBS Crude Oil	50,253
Ultra Gold	4,919
UltraShort Gold	11,478
Ultra Silver	98,905
UltraShort Silver	46,191
Ultra Euro	—
UltraShort Euro	—
Ultra Yen	—
UltraShort Yen	—
VIX Short-Term Futures ETF	—
VIX Mid-Term Futures ETF	—

Total Trust	$410,716

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended March 31, 2011:

Ultra ProShares

For the Three Months Ended March 31, 2011 (unaudited)

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2010	$36.3723	$50.0017	$69.2163	$156.2862	$25.7644	$33.4918

Net investment income (loss)	(0 .0750)	(0 .1042)	(0 .1365)	(0 .3446)	(0 .0550)	(0 .0667)
Net realized and unrealized gain (loss)	3 .1597	7 .2125	2 .5663	71 .3858	3 .1737	(1 .6613)
Change in net asset value from operations	3 .0847	7 .1083	2 .4298	71 .0412	3 .1187	(1 .7280)
Net asset value, at March 31, 2011	$39.4570	$57.1100	$71.6461	$227.3274	$28.8831	$31.7638

Market value per share, at December 31, 2010†	$36 .27	$49 .98	$70 .72	$158 .59	$25 .86	$33 .29
Market value per share, at March 31, 2011†	$39 .67	$56 .99	$71 .13	$225 .09	$28 .90	$31 .77

Total Return, at net asset value^	8 .5%	14 .2%	3 .5%	45 .5%	12 .1%	(5 .2)%
Total Return, at market value^	9 .4%	14 .0%	0 .6%	41 .9%	11 .8%	(4 .6)%

Ratios to Average Net Assets**

Expense ratio	(0 .95)%	(0 .99)%	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%
Expense ratio, excluding brokerage commissions	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%
Net investment income (loss)	(0 .83)%	(0 .87)%	(0 .83)%	(0 .83)%	(0 .83)%	(0 .83)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2011.
**	Percentages are annualized.

UltraShort ProShares

For the Three Months Ended March 31, 2011 (unaudited)

Per Share Operating Performance	UltraShort DJ- UBS Commodity*	UltraShort DJ- UBS Crude Oil*	UltraShort Gold	UltraShort Silver*	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2010	$47.9976	$50.8516	$28.3706	$39.8927	$20.2928	$15.6744

Net investment income (loss)	(0 .0945)	(0 .1074)	(0 .0592)	(0 .0722)	(0 .0390)	(0 .0325)
Net realized and unrealized gain (loss)	(5 .2231)	(9 .5347)	(1 .6373)	(16.7429)	(2 .4103)	0 .6244
Change in net asset value from operations	(5 .3176)	(9 .6421)	(1 .6965)	(16.8151)	(2 .4493)	0 .5919
Net asset value, at March 31, 2011	$42.6800	$41.2095	$26.6741	$23 .0776	$17.8435	$16.2663

Market value per share, at December 31, 2010†	$48 .30	$50 .85	$27 .80	$39 .28	$20 .31	$15 .67
Market value per share, at March 31, 2011†	$42 .99	$41 .30	$26 .85	$23 .33	$17 .85	$16 .27

Total Return, at net asset value^	(11 .1)%	(19 .0)%	(6 .0)%	(42 .2)%	(12 .1)%	3 .8%
Total Return, at market value^	(11 .0)%	(18 .8)%	(3 .4)%	(40 .6)%	(12 .1)%	3 .8%

Ratios to Average Net Assets**

Expense ratio	(0 .95)%	(1 .00)%	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%
Expense ratio, excluding brokerage commissions	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%
Net investment income (loss)	(0 .82)%	(0 .88)%	(0 .83)%	(0 .82)%	(0 .82)%	(0 .83)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2011.
**	Percentages are annualized.

VIX ProShares

For the Three Months Ended March 31, 2011 (unaudited)

Per Share Operating Performance	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF
Net asset value, at December 31, 2010	$80.0000	$80.0000

Net investment income (loss)	(0 .1243)	(0 .1299)
Net realized and unrealized gain (loss)	(15.8064)	(12.4771)
Change in net asset value from operations	(15.9307)	(12.6070)
Net asset value, at March 31, 2011	$64 .0693	$67 .3930

Market value per share, at December 31, 2010†	$80 .00	$80 .00
Market value per share, at March 31, 2011†	$63 .75	$67 .38

Total Return, at net asset value^	(19 .9)%	(15 .8)%
Total Return, at market value^	(20 .3)%	(15 .8)%

Ratios to Average Net Assets**

Expense ratio	(0 .85)%	(0 .85)%
Expense ratio, excluding brokerage commissions	(0 .85)%	(0 .85)%
Net investment income (loss)	(0 .76)%	(0 .76)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2011.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended March 31, 2010:

Ultra ProShares

For the Three Month Period Ended March 31, 2010 (unaudited)

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2009	$28.2051	$50.4982	$44.0778	$57.0257	$30.1257	$26.1393

Net investment income (loss)	(0.0522)	(0.1087)	(0.0993)	(0.1168)	(0.0605)	(0.0582)
Net realized and unrealized gain (loss)	(3.1223)	2.5720	1.6051	1.1369	(3.3724)	(0.3086)
Change in net asset value from operations	(3.1745)	2.4633	1.5058	1.0201	(3.4329)	(0.3668)
Net asset value, at March 31, 2010	$25.0306	$52.9615	$45.5836	$58.0458	$26.6928	$25.7725

Market value per share, at December 31, 2009†	$28.43	$50.72	$44.68	$56.15	$30.17	$26.58
Market value per share, at March 31, 2010†	$25.04	$52.24	$45.38	$57.77	$26.74	$25.81

Total Return, at net asset value^	(11.3)%	4.9%	3.4%	1.8%	(11.4)%	(1.4)%
Total Return, at market value^	(11.9)%	3.0%	1.6%	2.9%	(11.4)%	(2.9)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.81)%	(0.93)%	(0.89)%	(0.86)%	(0.88)%	(0.86)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2010.
**	Percentages are annualized.

UltraShort ProShares

For the Three Month Period Ended March 31, 2010 (unaudited)

Per Share Operating Performance	UltraShort DJ- UBS Commodity*	UltraShort DJ- UBS Crude Oil*	UltraShort Gold*	UltraShort Silver*	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2009	$73.1052	$68.4432	$52.4052	$188.3683	$18.6755	$21.4246

Net investment income (loss)	(0.1641)	(0.1520)	(0.1078)	(0.3947)	(0.0433)	(0.0440)
Net realized and unrealized gain (loss)#	5.6843	(7.7763)	(3.9407)	(25.3207)	2.1585	0.0175
Change in net asset value from operations	5.5202	(7.9283)	(4.0485)	(25.7154)	2.1152	(0.0265)
Net asset value, at March 31, 2010	$78.6254	$60.5149	$48.3567	$162.6529	$20.7907	$21.3981

Market value per share, at December 31, 2009†	$73.25	$68.25	$51.75	$191.60	$18.70	$21.30
Market value per share, at March 31, 2010†	$78.35	$61.35	$48.55	$163.20	$20.80	$21.44

Total Return, at net asset value^	7.6%	(11.6)%	(7.7)%	(13.7)%	11.3%	(0.1)%
Total Return, at market value^	7.0%	(10.1)%	(6.2)%	(14.8)%	11.2%	0.7%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.00)%	(0.96)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.85)%	(0.91)%	(0.88)%	(0.87)%	(0.87)%	(0.88)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2010.
**	Percentages are annualized.

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

While the Funds expect to meet their investment objectives, several factors may affect their ability to do so. Among these factors are: (1) a Fund’s expenses, including fees, transaction costs and the cost of the investment techniques employed by that Fund (such as costs related to the purchase, sale and storage of the commodities or currencies and the cost of leverage, all of which may be embedded in financial instruments used by a Fund); (2) less than all of the commodities in the relevant benchmark index being held by a Commodity Index Fund or its weighting of investment exposure to such commodities being different from that of the relevant benchmark index; (3) an imperfect correlation between the performance of instruments held by a Fund, such as swaps, futures contracts and/or forward contracts, and the performance of the applicable underlying indices, commodities or currencies in the cash market; (4) bid-ask spreads; (5) holding instruments traded in a market that has become illiquid or disrupted; (6) a Fund’s share prices being rounded to the nearest cent; (7) changes to a benchmark index that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions.

A number of factors may affect a Geared Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that a Fund will achieve a high degree of correlation. Failure to achieve a high degree of correlation may prevent a Geared Fund from achieving its investment objective. A number of factors may adversely affect a Geared Fund’s correlation with its benchmark, including fees, expenses, transaction costs, costs and risks associated with the use of leveraged investment techniques, income items, accounting standards and disruptions or illiquidity in the markets for the commodities or Financial Instruments (i.e., commodity-based or currency-based instruments whose value is derived from the value of an underlying asset, rate or index) in which the Fund invests. A Geared Fund may not have investment exposure to all of the commodities or currencies in its underlying benchmark index, or its weighting of investment exposure to such commodities or currencies may be different from that of the index. In addition, a Geared Fund may invest in commodities or currencies or Financial Instruments not included in the index underlying its benchmark. A Geared Fund may be subject to large movements of assets into and out of the Fund, potentially resulting in the Fund being over- or under-exposed to its benchmark. Activities surrounding annual index reconstitutions and other index rebalancing or reconstitution events may hinder a Geared Fund’s ability to meet its daily investment objective on or around that day. Each Geared Fund seeks to rebalance its portfolio daily to keep leverage consistent with its daily investment objective.

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

Counterparty Risk

A Fund will be subject to credit risk with respect to the amount it expects to receive from counterparties to Financial Instruments entered into by the Fund. The Funds structure the agreements such that either party can terminate the contract without penalty prior to the termination date. A Fund may be negatively impacted if a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties. A Fund may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding and a Fund may obtain only limited recovery or may obtain no recovery in such circumstances. The Funds have sought to mitigate risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount equal to what the counterparty owes the Fund. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings. The Funds typically enter into transactions with counterparties whose credit rating, at the time of the transaction, is investment grade, as determined by a nationally recognized statistical rating organization, or, if unrated, judged by the Sponsor to be of comparable quality.

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

“Contango” and “Backwardation” Risk

In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in August 2010 may specify an October 2010 expiration. For an Ultra Fund and a VIX Fund, as that contract nears expiration, it may be replaced by selling the October 2010 contract and purchasing the contract expiring in December 2010. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the October 2010 contract would take place at a price that is higher than the price at which the December 2010 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund or a VIX Fund that invests in such futures and positively affect an UltraShort Fund or Short Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds and UltraShort Funds and positively affect the Ultra Funds and existing VIX Funds.

Since the introduction of VIX futures contracts, there have frequently been periods where VIX futures prices reflect higher expected volatility levels further out in time. This can result in a loss from “rolling” the VIX futures to maintain the constant weighted average maturity of the VIX Futures Index. Losses from exchanging a lower priced VIX future for a higher priced longer-term future in the rolling process would adversely affect the value of each VIX Futures Index and the VIX Funds and, accordingly, decrease the return of the VIX Funds.

Gold and silver historically exhibit persistent “contango” markets rather than backwardation. Natural gas, like crude oil, moves in and out of backwardation and contango but historically has been in contango most commonly. It is generally believed this is because the market needs to build inventories for most of the year in order to have enough storage to make it through a normal winter. Periods of backwardation are typically thought to be caused by demand shocks or supply shortages such as an unusually cold winter or a hurricane.

NOTE 9 – LEGAL PROCEEDINGS

The Trust and certain officers are defendants (along with several other parties) in a consolidated class action styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935, filed in the United States District Court for the Southern District of New York. The complaint, as amended, alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by including untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs, allegedly failing to adequately disclose the Funds’ investment objectives and risks. The six Funds of the Trust named in the complaint are ProShares Ultra Silver, ProShares UltraShort Gold, ProShares Ultra Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort Silver. The Trust believes the complaint is without merit and that the anticipated outcome will not adversely impact the operation of the Trust or any of its Funds.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated the subsequent events following the quarter ended March 31, 2011. The subsequent events were as follows:

On April 13, 2011, the Trust registered shares for eight additional series: ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (the “New Funds”). As of May 10, 2011, each of the New Funds had seed capital of $400 but had not commenced investment operations.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series (each, a “Fund” and collectively, the “Funds”). The following fourteen series of the Trust, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”), ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a VIX Fund and collectively, the “VIX Funds”) issue common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged or VIX Fund. The Shares of each Leveraged and VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Trust has also registered shares for two additional series: ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (each, a “Short Fund” and collectively, the “Short Funds”). As of March 31, 2011, each of the Short Funds had seed capital of $200 but neither of the Short Funds had commenced investment operations; therefore, the Financial Statements in this Quarterly Report on Form 10-Q do not include Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity or Statements of Cash Flows for the Short Funds. The Short Funds, together with the Leveraged Funds, are referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Trust had no operations prior to November 24, 2008 other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of fourteen Shares of each Leveraged Fund at an aggregate purchase price of $350 in each of the Funds.

Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver and ProShares UltraShort Silver, commenced trading on the NYSE Arca on December 3, 2008. The VIX Funds commenced trading on the NYSE Arca on January 3, 2011. As of March 31, 2011, ProShares Short DJ-UBS Natural Gas and ProShares Short Gold had not yet commenced investment operations.

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

Groups of Funds are collectively referred to in this Quarterly Report on Form 10-Q in several different ways. References to “Ultra Funds,” “Short Funds” or “UltraShort Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds,” “Commodity Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” refer to the different Funds based upon their investment objective and their general benchmark categories.

Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to twice (200%) the daily performance of its corresponding benchmark. Each “Short” Fund will seek daily investment results (before fees and expenses) that correspond to the inverse (-100%) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to twice the inverse (-200%) of the daily performance of its corresponding benchmark. Each of the Geared Funds generally invests or will invest in Financial Instruments (i.e., commodity-based or currency-based instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts) as a substitute for investing directly in a commodity or currency in order to gain exposure to the commodity index, commodity or currency. The Financial Instruments in which ProShares Short DJ-UBS Natural Gas will invest are limited to futures contracts. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results for the Funds. Each “VIX Fund” seeks daily investment results (before fees and expenses) that match the performance of a benchmark. Each VIX Fund obtains exposure to its benchmark by investing in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”).

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

Each Geared Fund continuously offers and redeems or will offer and redeem its Shares in blocks of 50,000 Shares and each VIX Fund continuously offers and redeems shares in blocks of 25,000 Shares (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with one or more of the Funds. Shares of the Funds are offered to Authorized Participants in Creation Units at each Fund’s respective net asset value per Share (“NAV”). Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of each Fund on the NYSE Arca, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from any Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund).

A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three-month periods ended March 31, 2011 and March 31, 2010, each of the Leveraged and VIX Funds earned interest income as follows:

Fund	Interest Income Three Months Ended March 31, 2011	Interest Income Three Months Ended March 31, 2010
ProShares Ultra DJ-UBS Commodity	$5,859	$4,769
ProShares UltraShort DJ-UBS Commodity	740	880
ProShares Ultra DJ-UBS Crude Oil	98,318	41,256
ProShares UltraShort DJ-UBS Crude Oil	36,450	22,438
ProShares Ultra Gold	71,784	24,820
ProShares UltraShort Gold	31,276	13,434
ProShares Ultra Silver	186,095	36,445
ProShares UltraShort Silver	46,897	14,912
ProShares Ultra Euro	2,411	1,480
ProShares UltraShort Euro	144,361	38,955
ProShares Ultra Yen	1,025	913
ProShares UltraShort Yen	88,611	16,534
ProShares VIX Short-Term Futures ETF	3,020	—
ProShares VIX Mid-Term Futures ETF	1,277	—

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

Results of Operations for the Three-Month Period Ended March 31, 2011 Compared to the Three-Month Period Ended March 31, 2010

NAV of ProShares Ultra DJ-UBS Commodity

Fund Performance

During the three months ended March 31, 2011, the Fund’s NAV increased from $18,186,658 at December 31, 2010 to $21,701,886 at March 31, 2011. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 500,014 Shares at December 31, 2010 to 550,014 Shares at March 31, 2011 due to 50,000 Shares (1 Creation Unit) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the three months ended March 31, 2010, the Fund’s NAV decreased from $19,743,932 at December 31, 2009 to $12,515,659 at March 31, 2010. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 700,014 Shares at December 31, 2009 to 500,014 Shares at March 31, 2010 due to 100,000 Shares (2 Creation Units) being created and 300,000 Shares (6 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Commodity Index.

For the three months ended March 31, 2011 and March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 8.5% and decreased by 11.3%, respectively. The increase of 8.5% for the period ended March 31, 2011 as compared to the decrease of 11.3% for the period ended March 31, 2010, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended March 31, 2011.

During the three months ended March 31, 2011, the Fund’s NAV reached its high for the period on March 31, 2011 at $39.46 per Share and reached its low for the period on March 15, 2011 at $33.84 per Share. By comparison, during the period ended March 31, 2010, the Fund’s NAV reached its high for the period on January 6, 2010 at $30.58 per Share and reached its low for the period on February 5, 2010 at $23.14 per Share.

During the three months ended March 31, 2011, the benchmark index rose by a cumulative 4.5% and had an annualized volatility of 15.9%. By comparison, during the three months ended March 31, 2010, the benchmark index declined by a cumulative 5.0% and had an annualized volatility of 17.7%. The benchmark’s rise of 4.5% for the three months ended March 31, 2011, as compared to the benchmark’s decline of 5.0% for the three months ended March 31, 2010, can be attributed to the general appreciation of the underlying components of the index, primarily Crude Oil, during the three months ended March 31, 2011.

Net Income/Loss

For the three months ended March 31, 2011, the Fund’s net income was $1,732,473, resulting from a net investment loss of $40,254, inclusive of management fees of $46,113 (.95% of the Fund’s average daily net assets of $19,685,567), a net realized gain of $3,204,121 and a change in net unrealized appreciation/depreciation of $(1,431,394). By comparison, for the three months ended March 31, 2010, the Fund’s net loss was $2,022,722, resulting from a net investment loss of $27,282, inclusive of management fees of $32,051 (.95% of the Fund’s average weighted assets of $13,682,454), a net realized loss of $340,982 and a change in net unrealized appreciation/depreciation of $(1,654,458). The Fund’s net income increased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 primarily due to the relative performance of the Fund’s benchmark index.

NAV of ProShares UltraShort DJ-UBS Commodity*

Fund Performance

During the three months ended March 31, 2011, the Fund’s NAV increased from $1,440,073 at December 31, 2010 to $2,560,673 at March 31, 2011. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 30,003 Shares at December 31, 2010 to 59,997 Shares at March 31, 2011 due to 30,000 Shares (3 Creation Units) being created and 6 Shares (0 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the three months ended March 31, 2010, the Fund’s NAV increased from $2,924,426 at December 31, 2009 to $4,717,758 at March 31, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 40,003 Shares at December 31, 2009 to 60,003 Shares at March 31, 2010 due to 20,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Commodity Index.

For the three months ended March 31, 2011 and March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 11.1% and increased by 7.6%, respectively. The decrease of 11.1% for the three months ended March 31, 2011, as compared to the increase of 7.6% for the three months ended March 31, 2010, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended March 31, 2011.

During the three months ended March 31, 2011, the Fund’s NAV reached its high for the period on January 7, 2011 at $50.71 per Share and reached its low for the period on March 31, 2011 at $42.68 per Share. By comparison, during the three months ended March 31, 2010, the Fund’s NAV reached its high for the period on February 5, 2010 at $87.01 per Share and reached its low for the period on January 6, 2010 at $67.11 per Share.

During the three months ended March 31, 2011, the benchmark index rose by a cumulative 4.5% and had an annualized volatility of 15.9%. By comparison, during the three months ended March 31, 2010, the benchmark index declined by a cumulative 5.0% and had an annualized volatility of 17.7%. The benchmark’s rise of 4.5% for the three months ended March 31, 2011, as compared to the benchmark’s decline of 5.0% for the three months ended March 31, 2010, can be attributed to the general appreciation of the underlying components of the index, primarily Crude Oil, during the three months ended March 31, 2011.

Net Income/Loss

For the three months ended March 31, 2011, the Fund’s net loss was $305,961, resulting from a net investment loss of $4,737, inclusive of management fees of $5,477 (.95% of the Fund’s average daily net assets of $2,338,054), a net realized loss of $384,316 and a change in net unrealized appreciation/depreciation of $83,092. By comparison, for the three months ended March 31, 2010, the Fund’s net income was $182,919, resulting from a net investment loss of $7,877, inclusive of management fees of $8,757 (.95% of the Fund’s average weighted assets of $3,738,103), a net realized loss of $137,346 and a change in net unrealized appreciation/depreciation of $328,142. The Fund’s net income decreased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 primarily due to the relative performance of the Fund’s benchmark index.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares UltraShort DJ-UBS Commodity Fund.

NAV of ProShares Ultra DJ-UBS Crude Oil*

Fund Performance

During the three months ended March 31, 2011, the Fund’s NAV increased from $228,133,077 at December 31, 2010 to $271,225,000 at March 31, 2011. The increase in the Fund’s NAV resulted in part from an increase in outstanding Shares, which increased from 4,562,504 Shares at December 31, 2010 to 4,749,170 Shares at March 31, 2011 due to 9,575,000 Shares (721 Creation Units) being created and 9,388,334 Shares (397 Creation Units) being redeemed during the period. The increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. By comparison, during the three months ended March 31, 2010, the Fund’s NAV decreased from $323,819,670 at December 31, 2009 to $199,930,040 at March 31, 2010. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 6,412,504 Shares at December 31, 2009 to 3,775,004 Shares at March 31, 2010 due to 3,987,500 Shares (319 Creation Units) being created and 6,625,000 Shares (530 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index.

For the three months ended March 31, 2011 and March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 14.2% and 4.9%, respectively. The increase of 14.2% for the three months ended March 31, 2011, as compared to the increase of 4.9% for the three months ended March 31, 2010, was primarily due to a relatively higher appreciation in the value of the assets of the Fund during the three months ended March 31, 2011.

During the three months ended March 31, 2011, the Fund’s NAV reached its high for the period on March 7, 2011 at $57.44 per Share and reached its low for the period on February 15, 2011 at $41.87 per Share. By comparison, during the three months ended March 31, 2010, the Fund’s NAV reached its high for the period on January 6, 2010 at $55.27 per Share and reached its low for the period on February 5, 2010 at $39.57 per Share.

During the three months ended March 31, 2011, the benchmark index rose by a cumulative 8.0% and had an annualized volatility of 27.1%. By comparison, during the three months ended March 31, 2010, the benchmark index rose by a cumulative 3.4% and had an annualized volatility of 27.2%. The benchmark’s rise of 8.0% for the three months ended March 31, 2011, as compared to the benchmark’s rise of 3.4% for the three months ended March 31, 2010, can be attributed to a relatively higher increase in the price of WTI Crude Oil during the three months ended March 31, 2011.

Net Income/Loss

For the three months ended March 31, 2011, the Fund’s net income was $86,333,401, resulting from a net investment loss of $730,394, inclusive of management fees of $799,043 (.95% of the Fund’s average daily net assets of $341,111,831) and brokerage commissions of $29,669, a net realized gain of $82,189,356 and a change in net unrealized appreciation/depreciation of $4,874,439. By comparison, for the three months ended March 31, 2010, the Fund’s net income was $29,783,954, resulting from a net investment loss of $591,012, inclusive of management fees of $603,925 (.95% of the Fund’s average weighted assets of $257,816,082) and brokerage commissions of $28,343, a net realized gain of $53,064,329 and a change in net unrealized appreciation/depreciation of $(22,689,363). The Fund’s net income increased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 primarily due to the relative performance of the Fund’s benchmark index.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares Ultra DJ-UBS Crude Oil Fund.

NAV of ProShares UltraShort DJ-UBS Crude Oil*

Fund Performance

During the three months ended March 31, 2011, the Fund’s NAV increased from $132,214,257 at December 31, 2010 to $136,813,099 at March 31, 2011. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 2,600,003 Shares at December 31, 2010 to 3,319,944 Shares at March 31, 2011 due to 2,730,000 Shares (101 Creation Units) being created and 2,010,059 Shares (145 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. By comparison, during the three months ended March 31, 2010, the Fund’s NAV increased from $76,656,626 at December 31, 2009 to $124,055,704 at March 31, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 1,120,003 Shares at December 31, 2009 to 2,050,003 Shares at March 31, 2010 due to 2,670,000 Shares (267 Creation Units) being created and 1,740,000 Shares (174 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index.

For the three months ended March 31, 2011 and March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 19.0% and 11.6%, respectively. The decrease of 19.0% for the three months ended March 31, 2011, as compared to the decrease of 11.6% for the three months ended March 31, 2010, was primarily due to a relatively higher depreciation in the value of the assets of the Fund during the three months ended March 31, 2011.

During the three months ended March 31, 2011, the Fund’s NAV reached its high for the period on February 15, 2011 at $58.77 per Share and reached its low for the period on March 31, 2011 at $41.21 per Share. By comparison, during the three months ended March 31, 2010, the Fund’s NAV reached its high for the period on February 5, 2010 at $84.13 per Share and reached its low for the period on March 31, 2010 at $60.51 per Share.

During the three months ended March 31, 2011, the benchmark index rose by a cumulative 8.0% and had an annualized volatility of 27.1%. By comparison, during the three months ended March 31, 2010, the benchmark index rose by a cumulative 3.4% and had an annualized volatility of 27.2%. The benchmark’s rise of 8.0% for the three months ended March 31, 2011, as compared to the benchmark’s rise of 3.4% for the three months ended March 31, 2010, can be attributed to a relatively higher increase in the price of WTI Crude Oil during the three months ended March 31, 2011.

Net Income/Loss

For the three months ended March 31, 2011, the Fund’s net loss was $11,429,595, resulting from a net investment loss of $277,411, inclusive of management fees of $298,212 (.95% of the Fund’s average daily net assets of $127,306,713) and brokerage commissions of $15,649, a net realized loss of $13,934,802 and a change in net unrealized appreciation/depreciation of $2,782,618. By comparison, for the three months ended March 31, 2010, the Fund’s net income was $207,375, resulting from a net investment loss of $207,423, inclusive of management fees of $217,682 (.95% of the Fund’s average weighted assets of $92,928,385) and brokerage commissions of $12,179, a net realized gain of $1,585,117 and a change in net unrealized appreciation/depreciation of $(1,170,319). The Fund’s net income decreased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 primarily due to the relative performance of the Fund’s benchmark index.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares UltraShort DJ-UBS Crude Oil Fund.

NAV of ProShares Ultra Gold

Fund Performance

During the three months ended March 31, 2011, the Fund’s NAV decreased from $259,562,075 at December 31, 2010 to $250,762,400 at March 31, 2011. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 3,750,014 Shares at December 31, 2010 to 3,500,014 Shares at March 31, 2011 due to 50,000 Shares (1 Creation Unit) being created and 300,000 Shares (6 Creation Units) being redeemed during the period. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the three months ended March 31, 2010, the Fund’s NAV increased from $156,476,709 at December 31, 2009 to $164,101,484 at March 31, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 3,550,014 Shares at December 31, 2009 to 3,600,014 Shares at March 31, 2010 due to 600,000 Shares (12 Creation Units) being created and 550,000 Shares (11 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the three months ended March 31, 2011 and March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 3.5% and 3.4%, respectively. The increase of 3.5% for the three months ended March 31, 2011, as compared to the increase of 3.4% for the three months ended March 31, 2010, was primarily due to a relatively higher appreciation in the value of the assets of the Fund during the three months ended March 31, 2011.

During the three months ended March 31, 2011, the Fund’s NAV reached its high for the period on March 24, 2011 at $72.52 per Share and reached its low for the period on January 28, 2011 at $60.68 per Share. By comparison, during the three months ended March 31, 2010, the Fund’s NAV reached its high for the period on January 11, 2010 at $49.40 per Share and reached its low for the period on February 5, 2010 at $41.35 per Share.

During the three months ended March 31, 2011, the benchmark index rose by a cumulative 2.4% and had an annualized volatility of 12.9%. By comparison, during the three months ended March 31, 2010, the benchmark index rose by a cumulative 2.6% and had an annualized volatility of 18.4%. The benchmark’s rise of 2.4% for the three months ended March 31, 2011, as compared to the benchmark’s rise of 2.6% for the three months ended March 31, 2010, can be attributed to a relatively lower increase in the price of spot gold in U.S. Dollar terms during the three months ended March 31, 2011.

Net Income/Loss

For the three months ended March 31, 2011, the Fund’s net income was $6,068,126, resulting from a net investment loss of $482,456, inclusive of management fees of $553,335 (.95% of the Fund’s average daily net assets of $236,218,999) and brokerage commissions of $905, a net realized gain of $8,021,259 and a change in net unrealized appreciation/depreciation of $(1,470,677). By comparison, for the three months ended March 31, 2010, the Fund’s net income was $4,832,665, resulting from a net investment loss of $359,416, inclusive of management fees of $383,232 (.95% of the Fund’s average weighted assets of $163,602,018) and brokerage commissions of $1,004, a net realized loss of $2,558,123 and a change in net unrealized appreciation/depreciation of $7,750,204. The Fund’s net income increased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 primarily due to the relative performance of the Fund’s benchmark and the significant increase in net asset value.

NAV of ProShares UltraShort Gold*

Fund Performance

During the three months ended March 31, 2011, the Fund’s NAV increased from $77,732,507 at December 31, 2010 to $81,086,510 at March 31, 2011. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 2,739,901 Shares at December 31, 2010 to 3,039,901 Shares at March 31, 2011 due to 1,050,000 Shares (21 Creation Units) being created and 750,000 Shares (15 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the three months ended March 31, 2010, the Fund’s NAV decreased from $67,602,811 at December 31, 2009 to $64,798,115 at March 31, 2010. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase in outstanding Shares, which increased from 1,290,003 Shares at December 31, 2009 to 1,340,003 Shares at March 31, 2010 due to 300,000 Shares (30 Creation Units) being created and 250,000 Shares (25 Creation Units) being redeemed during the period.

For the three months ended March 31, 2011 and March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 6.0% and 7.7%, respectively. The decrease of 6.0% for the three months ended March 31, 2011, as compared to the decrease of 7.7% for the three months ended March 31, 2010, was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the three months ended March 31, 2011.

During the three months ended March 31, 2011, the Fund’s NAV reached its high for the period on January 28, 2011 at $32.10 per Share and reached its low for the period on March 24, 2011 at $26.42 per Share. By comparison, during the three months ended March 31, 2010, the Fund’s NAV reached its high for the period on February 5, 2010 at 54.47 per Share and reached its low for the period on January 11, 2010 at $46.40 per Share.

During the three months ended March 31, 2011, the benchmark index rose by a cumulative 2.4% and had an annualized volatility of 12.9%. By comparison, during the three months ended March 31, 2010, the benchmark index rose by a cumulative 2.6% and had an annualized volatility of 18.4%. The benchmark’s rise of 2.4% for the three months ended March 31, 2011, as compared to the benchmark’s rise of 2.6% for the three months ended March 31, 2010, can be attributed to a relatively lower increase in the price of spot gold in U.S. Dollar terms during the three months ended March 31, 2011.

Net Income/Loss

For the three months ended March 31, 2011, the Fund’s net loss was $7,471,776, resulting from a net investment loss of $199,330, inclusive of management fees of $229,514 (.95% of the Fund’s average daily net assets of $97,979,699) and brokerage commissions of $1,092, a net realized loss of $7,953,067 and a change in net unrealized appreciation/depreciation of $680,621. By comparison, for the three months ended March 31, 2010, the Fund’s net loss was $4,984,279, resulting from a net investment loss of $149,951, inclusive of management fees of $162,335 (.95% of the Fund’s average weighted assets of $69,301,079) and brokerage commissions of $1,050, a net realized loss of $1,708,784 and a change in net unrealized appreciation/depreciation of $(3,125,544). The Fund’s net income decreased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 primarily due to the relative performance of the Fund’s benchmark and the significant increase in net asset value.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares UltraShort Gold Fund.

NAV of ProShares Ultra Silver

Fund Performance

During the three months ended March 31, 2011, the Fund’s NAV increased from $547,003,919 at December 31, 2010 to $1,057,075,755 at March 31, 2011. The increase in the Fund’s NAV resulted in part from an increase in outstanding Shares, which increased from 3,500,014 at December 31, 2010 to 4,650,014 Shares at March 31, 2011 due to 1,900,000 Shares (38 Creation Units) being created and 750,000 Shares (15 Creation Units) being redeemed during the period. The increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the three months ended March 31, 2010, the Fund’s NAV increased from $145,416,382 at December 31, 2009 to $171,235,987 at March 31, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 2,550,014 Shares at December 31, 2009 to 2,950,014 Shares at March 31, 2010 due to 700,000 Shares (14 Creation Units) being created and 300,000 Shares (6 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the three months ended March 31, 2011 and March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 45.5% and 1.8%, respectively. The increase of 45.5% for the three months ended March 31, 2011, as compared to the increase of 1.8% for the three months ended March 31, 2010, was primarily due to a relatively higher appreciation in the value of the assets of the Fund during the three months ended March 31, 2011.

During the three months ended March 31, 2011, the Fund’s NAV reached its high for the period on March 31, 2011 at $227.31 per Share and reached its low for the period on January 28, 2011 at $116.80 per Share. By comparison, during the three months ended March 31, 2010, the Fund’s NAV reached its high for the period on January 11, 2010 at $69.87 per Share and reached its low for the period on February 8, 2010 at $44.40 per Share.

During the three months ended March 31, 2011, the benchmark index rose by a cumulative 23.6% and had an annualized volatility of 39.6%. By comparison, during the three months ended March 31, 2010, the benchmark index rose by a cumulative 3.0% and had an annualized volatility of 32.5%. The benchmark’s rise of 23.6% for the three months ended March 31, 2011, as compared to the benchmark’s rise of 3.0% for the three months ended March 31, 2010, can be attributed to a relatively higher increase in the price of spot silver in U.S. Dollar terms during the three months ended March 31, 2011.

Net Income/Loss

For the three months ended March 31, 2011, the Fund’s net income was $297,002,882, resulting from a net investment loss of $1,323,706, inclusive of management fees of $1,507,863 (.95% of the Fund’s average daily net assets of $643,707,466) and brokerage commissions of $1,938, a net realized gain of $273,346,091 and a change in net unrealized appreciation/depreciation of $24,980,497. By comparison, for the three months ended March 31, 2010, the Fund’s net income was $7,276,422, resulting from a net investment loss of $337,766, inclusive of management fees of $372,436 (.95% of the Fund’s average weighted assets of $158,993,063) and brokerage commissions of $1,775, a net realized loss of $7,830,858 and a change in net unrealized appreciation/depreciation of $15,445,046. The Fund’s net income increased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 primarily due to the relative performance of the Fund’s benchmark.

NAV of ProShares UltraShort Silver*

Fund Performance

During the three months ended March 31, 2011, the Fund’s NAV increased from $99,032,781 at December 31, 2010 to $130,258,740 at March 31, 2011. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 2,482,479 Shares at December 31, 2010 to 5,644,369 Shares at March 31, 2011 due to 4,587,500 Shares (235 Creation Units) being created and 1,425,610 Shares (63 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the three months ended March 31, 2010, the Fund’s NAV increased from $64,516,145 at December 31, 2009 to $69,330,778 at March 31, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 342,500 Shares at December 31, 2009 to 426,250 Shares at March 31, 2010 due to 155,000 Shares (124 Creation Units) being created and 71,250 Shares (57 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the three months ended March 31, 2011 and March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 42.2% and 13.7%, respectively. The decrease of 42.2% for the three months ended March 31, 2011, as compared to the decrease of 13.7% for the three months ended March 31, 2010 was primarily due to a relatively higher depreciation in the value of the assets of the Fund during the three months ended March 31, 2011.

During the three months ended March 31, 2011, the Fund’s NAV reached its high for the period on January 25, 2011 at $51.11 per Share and reached its low for the period on March 31, 2011 at $23.08 per Share. By comparison, during the three months ended March 31, 2010, the Fund’s NAV reached its high for the period on February 8, 2010 at $227.03 per Share and reached its low for the period on January 11, 2010 at $151.56 per Share.

During the three months ended March 31, 2011, the benchmark index rose by a cumulative 23.6% and had an annualized volatility of 39.6%. By comparison, during the three months ended March 31, 2010, the benchmark index rose by a cumulative 3.0% and had an annualized volatility of 32.5%. The benchmark’s rise of 23.6% for the three months ended March 31, 2011, as compared to the benchmark’s rise of 3.0% for the three months ended March 31, 2010, can be attributed to a relatively higher increase in the price of spot silver in U.S. Dollar terms during the three months ended March 31, 2011.

Net Income/Loss

For the three months ended March 31, 2011, the Fund’s net loss was $80,335,616, resulting from a net investment loss of $293,996, inclusive of management fees of $340,262 (.95% of the Fund’s average daily net assets of $145,258,003) and brokerage commissions of $631, a net realized loss of $81,287,545 and a change in net unrealized appreciation/depreciation of $1,245,925. By comparison, for the three months ended March 31, 2010, the Fund’s net loss was $8,962,526, resulting from a net investment loss of $153,135, inclusive of management fees of $167,390 (.95% of the Fund’s average weighted assets of $71,458,971) and brokerage commissions of $657, a net realized loss of $2,723,098 and a change in net unrealized appreciation/depreciation of $(6,086,293). The Fund’s net income decreased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 primarily due to the relative performance of the Fund’s benchmark.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share splits for the ProShares UltraShort Silver Fund.

NAV of ProShares Ultra Euro

Fund Performance

During the three months ended March 31, 2011, the Fund’s NAV increased from $7,729,684 at December 31, 2010 to $8,665,331 at March 31, 2011. The Fund had no creation or redemption activity during the quarter. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the three months ended March 31, 2010, the Fund’s NAV increased from $7,531,857 at December 31, 2009 to $9,342,863 at March 31, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 250,014 Shares at December 31, 2009 to 350,014 Shares at March 31, 2010 due to 100,000 Shares (2 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the three months ended March 31, 2011 and March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV increased by 12.1% and decreased by 11.4%, respectively. The increase of 12.1% for the three months ended March 31, 2011, as compared to the decrease of 11.4% for the three months ended March 31, 2010 was primarily due to an appreciation in the value of the assets of the Fund during the three months ended March 31, 2011.

During the three months ended March 31, 2011, the Fund’s NAV reached its high for the period on March 21, 2011 at $29.08 per Share and reached its low for the period on January 7, 2011 at $24.01 per Share. By comparison, during the three months ended March 31, 2010, the Fund’s NAV reached its high for the period on January 11, 2010 at $30.98 per Share and reached its low for the period on March 25, 2010 at $25.82 per Share.

During the three months ended March 31, 2011, the benchmark index rose by a cumulative 6.0% and had an annualized volatility of 9.9%. By comparison, during the three months ended March 31, 2010, the benchmark index declined by a cumulative 5.6% and had an annualized volatility of 9.3%. The benchmark’s rise of 6.0% for the three months ended March 31, 2011, as compared to the benchmark’s decline of 5.6% for the three months ended March 31, 2010, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the three months ended March 31, 2011.

Net Income/Loss

For the three months ended March 31, 2011, the Fund’s net income was $935,647, resulting from a net investment loss of $16,515, inclusive of management fees of $18,926 (.95% of the Fund’s average daily net assets of $8,079,489), a net realized gain of $918,369 and a change in net unrealized appreciation/depreciation of $33,793. By comparison, for the three months ended March 31, 2010, the Fund’s net loss was $900,257, resulting from a net investment loss of $17,820, inclusive of management fees of $19,300 (.95% of the Fund’s average weighted assets of $8,239,110), a net realized loss of $841,658 and a change in net unrealized appreciation/depreciation of $(40,779). The Fund’s net income increased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 primarily due to the relative performance of the Fund’s benchmark.

NAV of ProShares UltraShort Euro

Fund Performance

During the three months ended March 31, 2011, the Fund’s NAV decreased from $444,412,995 at December 31, 2010 to $390,773,777 at March 31, 2011. The decrease in the Fund’s NAV resulted primarily from movement in the underlying index. Outstanding Shares were net unchanged for the period with an ending balance of 21,900,014 Shares on March 31, 2011 and activity of 3,850,000 Shares (77 Creation Units) being created and 3,850,000 Shares (77 Creation Units) being redeemed during the period. By comparison, during the three months ended March 31, 2010, the Fund’s NAV increased from $100,847,786 at December 31, 2009 to $295,228,354 at March 31, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 5,400,014 Shares at December 31, 2009 to 14,200,014 Shares at March 31, 2010 due to 8,800,000 Shares (176 Creation Units) being created and no Shares being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the three months ended March 31, 2011 and March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 12.1% and increased by 11.3%, respectively. The decrease of 12.1% for the three months ended March 31, 2011, as compared to the increase of 11.3% for the three months ended March 31, 2010 was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended March 31, 2011.

During the three months ended March 31, 2011, the Fund’s NAV reached its high for the period on January 7, 2011 at $21.74 per Share and reached its low for the period on March 21, 2011 at $17.74 per Share. By comparison, during the three months ended March 31, 2010, the Fund’s NAV reached its high for the period on March 25, 2010 at $21.52 per Share and reached its low for the period on January 11, 2010 at $18.14 per Share.

During the three months ended March 31, 2011, the benchmark index rose by a cumulative 6.0% and had an annualized volatility of 9.9%. By comparison, during the three months ended March 31, 2010, the benchmark index declined by a cumulative 5.6% and had an annualized volatility of 9.3%. The benchmark’s rise of 6.0% for the three months ended March 31, 2011, as compared to the benchmark’s decline of 5.6% for the three months ended March 31, 2010, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the three months ended March 31, 2011.

Net Income/Loss

For the three months ended March 31, 2011, the Fund’s net loss was $58,866,176, resulting from a net investment loss of $889,548, inclusive of management fees of $1,033,909 (.95% of the Fund’s average daily net assets of $441,376,499), a net realized loss of $62,147,628 and a change in net unrealized appreciation/depreciation of $4,170,460. By comparison, for the three months ended March 31, 2010, the Fund’s net income was $19,222,496, resulting from a net investment loss of $442,167, inclusive of management fees of $481,122 (.95% of the Fund’s average weighted assets of $205,391,294), a net realized gain of $13,952,360 and a change in net unrealized appreciation/depreciation of $5,712,303. The Fund’s net income decreased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 primarily due to the relative performance of the Fund’s benchmark.

NAV of ProShares Ultra Yen

Fund Performance

During the three months ended March 31, 2011, the Fund’s NAV decreased from $5,024,240 at December 31, 2010 to $3,176,821 at March 31, 2011. The decrease in the Fund’s NAV resulted primarily from a decrease in outstanding Shares, which decreased from 150,014 Shares at December 31, 2010 to 100,014 Shares at March 31, 2011 due to no Shares being created and 50,000 Shares (1 Creation Unit) being redeemed during the period. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the three months ended March 31, 2010, the Fund’s NAV decreased from $3,921,267 at December 31, 2009 to $3,866,243 at March 31, 2010. The Fund had no creation or redemption activity during the quarter. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the three months ended March 31, 2011 and March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 5.2% and 1.4%, respectively. The decrease of 5.2% for the three months ended March 31, 2011, as compared to the decrease of 1.4% for the three months ended March 31, 2010 was primarily due to a relatively higher depreciation in the value of the assets held by the Fund during the three months ended March 31, 2011.

During the three months ended March 31, 2011, the Fund’s NAV reached its high for the period on March 17, 2011 at $35.34 per Share and reached its low for the period on February 15, 2011 at $31.35 per Share. By comparison, during the three months ended March 31, 2010, the Fund’s NAV reached its high for the period on March 3, 2010 at $28.87 per Share and reached its low for the period on March 31, 2010 at $25.77 per Share.

During the three months ended March 31, 2011, the benchmark index declined by a cumulative 2.4% and had an annualized volatility of 10.1%. By comparison, during the three months ended March 31, 2010, the benchmark index declined by a cumulative 0.4% and had an annualized volatility of 10.7%. The benchmark’s decline of 2.4% for the three months ended March 31, 2011, as compared to the benchmark’s decline of 0.4% for the three months ended March 31, 2010, can be attributed to a relatively higher decrease in the value of Japanese Yen versus the U.S. Dollar during the three months ended March 31, 2011.

Net Income/Loss

For the three months ended March 31, 2011, the Fund’s net loss was $253,830, resulting from a net investment loss of $7,079, inclusive of management fees of $8,104 (.95% of the Fund’s average daily net assets of $3,459,694), a net realized gain of $155,723 and a change in net unrealized appreciation/depreciation of $(402,474). By comparison, for the three months ended March 31, 2010, the Fund’s net loss was $55,024, resulting from a net investment loss of $8,738, inclusive of management fees of $9,651 (.95% of the Fund’s average weighted assets of $4,120,250), a net realized loss of $96,006 and a change in net unrealized appreciation/depreciation of $49,720. The Fund’s net income decreased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 primarily due to the relative performance of the Fund’s benchmark.

NAV of ProShares UltraShort Yen

Fund Performance

During the three months ended March 31, 2011, the Fund’s NAV increased from $207,685,813 at December 31, 2010 to $368,431,315 at March 31, 2011. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 13,250,014 Shares at December 31, 2010 to 22,650,014 Shares at March 31, 2011 due to 16,850,000 Shares (337 Creation Units) being created and 7,450,000 Shares (149 Creation Units) being redeemed during the period. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the three months ended March 31, 2010, the Fund’s NAV increased from $67,487,917 at December 31, 2009 to $130,528,652 at March 31, 2010. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 3,150,014 Shares at December 31, 2009 to 6,100,014 Shares at March 31, 2010 due to 3,200,000 Shares (64 Creation Units) being created and 250,000 Shares (5 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 200% of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the three months ended March 31, 2011 and March 31, 2010, over which the Fund’s daily performance had a statistical correlation over 0.99 to 200% of the inverse of the daily performance of its benchmark, the Fund’s per Share NAV increased by 3.8% and decreased by 0.1%, respectively. The increase of 3.8% for the three months ended March 31, 2011, as compared to the decrease of 0.1% for the three months ended March 31, 2010 was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended March 31, 2011.

During the three months ended March 31, 2011, the Fund’s NAV reached its high for the period on February 15, 2011 at $16.64 per Share and reached its low for the period on March 17, 2011 at $14.69 per Share. By comparison, during the three months ended March 31, 2010, the Fund’s NAV reached its high for the period on January 7, 2010 at $21.47 per Share and reached its low for the period on March 3, 2010 at $19.19 per Share.

During the three months ended March 31, 2011, the benchmark index declined by a cumulative 2.4% and had an annualized volatility of 10.1%. By comparison, during the three months ended March 31, 2010, the benchmark index declined by a cumulative 0.4% and had an annualized volatility of 10.7%. The benchmark’s decline of 2.4% for the three months ended March 31, 2011, as compared to the benchmark’s decline of 0.4% for the three months ended March 31, 2010, can be attributed to a relatively higher decrease in the value of the Japanese Yen versus the U.S. Dollar during the three months ended March 31, 2011.

Net Income/Loss

For the three months ended March 31, 2011, the Fund’s net income was $15,129,364, resulting from a net investment loss of $586,442, inclusive of management fees of $675,053 (.95% of the Fund’s average daily net assets of $288,180,691), a net realized loss of $17,658,227 and a change in net unrealized appreciation/depreciation of $33,374,033. By comparison, for the three months ended March 31, 2010, the Fund’s net income was $3,743,054, resulting from a net investment loss of $217,797, inclusive of management fees of $234,331 (.95% of the Fund’s average weighted assets of $100,036,008), a net realized gain of $734,937 and a change in net unrealized appreciation/depreciation of $3,225,914. The Fund’s net income increased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 primarily due to the relative performance of the Fund’s benchmark.

NAV of ProShares VIX Short-Term Futures ETF

Since the Fund commenced investment operations on January 3, 2011, a comparison of the Fund’s results of operations for the three months ended March 31, 2010 has not been provided.

Fund Performance

During the three months ended March 31, 2011, the Fund’s NAV increased from $400 at December 31, 2010 to $32,034,957 at March 31, 2011. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 5 Shares at December 31, 2010 to 500,005 Shares at March 31, 2011 due to 675,000 Shares (27 Creation Units) being created and 175,000 Shares (7 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2011, over which the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 19.9%.

During the three months ended March 31, 2011, the Fund’s NAV reached its high for the period on March 16, 2011 at $81.40 per Share and reached its low for the period on February 14, 2011 at $60.34 per Share.

During the three months ended March 31, 2011, the benchmark index declined by a cumulative 21.2% and had an annualized volatility of 59.4%. The benchmark’s decline of 21.2% for the three months ended March 31, 2011 can be attributed to the cost of holding and rolling VIX short-term futures contracts over the period.

Net Income/Loss

For the three months ended March 31, 2011, the Fund’s net loss was $2,856,993, resulting from a net investment loss of $24,184, inclusive of offering costs of $48,242 offset by limitation by Sponsor of $21,038, a net realized loss of $351,486 and a change in net unrealized appreciation/depreciation of $(2,481,323).

NAV of ProShares VIX Mid-Term Futures ETF

Since the Fund commenced investment operations on January 3, 2011, a comparison of the Fund’s results of operations for the three months ended March 31, 2010 has not been provided.

Fund Performance

During the three months ended March 31, 2011, the Fund’s NAV increased from $400 at December 31, 2010 to $6,739,633 at March 31, 2011. The increase in the Fund’s NAV resulted primarily from an increase in outstanding Shares, which increased from 5 Shares at December 31, 2010 to 100,005 Shares at March 31, 2011 due to 150,000 Shares (6 Creation Units) being created and 50,000 Shares (2 Creation Units) being redeemed during the period. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended March 31, 2011, over which the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark, the Fund’s per Share NAV decreased by 15.8%.

During the three months ended March 31, 2011, the Fund’s NAV reached its high for the period on January 3, 2011 at $80.00 per Share and reached its low for the period on February 14, 2011 at $63.86 per Share.

During the three months ended March 31, 2011, the benchmark index declined by a cumulative 16.8% and had an annualized volatility of 30.5%. The benchmark’s decline of 16.8% for the three months ended March 31, 2011 can be attributed to the cost of holding and rolling VIX mid-term futures contracts over the period.

Net Income/Loss

For the three months ended March 31, 2011, the Fund’s net loss was $782,281, resulting from a net investment loss of $11,309, inclusive of offering costs of $30,151 offset by limitation by Sponsor of $17,565, a net realized loss of $688,191 and a change in net unrealized appreciation/depreciation of $(82,781).

Off-Balance Sheet Arrangements and Contractual Obligations

As of May 10, 2011, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

Swap agreements do not generally involve the delivery of underlying assets either at the outset of a transaction or upon settlement. Accordingly, if the counterparty to a swap agreement defaults, the Fund’s risk of loss consists of the net amount of payments that the Fund is contractually entitled to receive, if any. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovery collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Forward agreements do not involve the delivery of assets at the onset of a transaction, but may be settled physically in the underlying asset if such contracts are held to expiration, particularly in the case of currency forwards. Thus, prior to settlement, if the counterparty to a forward contract defaults, a Fund’s risk of loss consists of the net amount of payments that the Fund is contractually entitled to receive, if any. However, if physically settled forwards are held until expiration (presently, there is no plan to do this), at the time of settlement, a Fund may be at risk for the full notional value of the forward contracts depending on the type of settlement procedures used.

The Sponsor attempts to minimize certain of these market and credit risks by normally:

•	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;

•	limiting the outstanding amounts due from counterparties to the Funds;

•	not posting margin directly with a counterparty;

•	generally requiring that the counterparty posts collateral for amounts owed to the Funds, as marked to market;

•	limiting the amount of margin or premium posted at a futures commission merchant (“FCM”); and

•	ensuring that deliverable contracts are not held to such a date when delivery of the underlying asset could be called for.

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

For financial reporting purposes, the Leveraged Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of some Leveraged Funds’ final creation/redemption NAV for the three months ended March 31, 2011.

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

Fair value pricing may require subjective determinations about the value of an investment. While each Leveraged and VIX Fund’s policy is intended to result in a calculation of the Leveraged or VIX Fund’s NAV that fairly reflects investment values as of the time of pricing, the Leveraged and VIX Funds cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that the Leveraged or VIX Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by the Leveraged or VIX Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

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

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which are sensitive to commodity price risk. As of March 31, 2011 and March 31, 2010, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra DJ-UBS Commodity:

As of March 31, 2011, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s swap positions as of March 31, 2011, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$170.0975	$10,115,403
Dow Jones-UBS Commodity Index	UBS AG	Long	170.0975	33,092,599

The March 31, 2011 swap notional amount is calculated by multiplying units times the closing level of the Index. The notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission on March 1, 2011 (the “Form 10-K”) for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of March 31, 2010, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s swap positions as of March 31, 2010, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$132.1517	$6,167,454
Dow Jones-UBS Commodity Index	UBS AG	Long	132.1517	18,876,326

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

ProShares UltraShort DJ-UBS Commodity:

As of March 31 2011, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s short swap positions as of March 31, 2011, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$170.0975	$(1,256,091)
Dow Jones-UBS Commodity Index	UBS AG	Short	170.0975	(3,945,426)

The March 31, 2011 short swap notional amount is calculated by multiplying units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of March 31, 2010, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s short swap positions as of March 31, 2010, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$132.1517	$(2,342,111)
Dow Jones-UBS Commodity Index	UBS AG	Short	132.1517	(7,086,944)

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

ProShares Ultra DJ-UBS Crude Oil:

As of March 31, 2011, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2011, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil
(NYMEX)	Long	May 2011	2,085	$106.72	1,000	$222,511,200

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Long	$291.0902	$142,520,893
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Long	291.0902	177,392,224

The March 31, 2011 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2010 swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	May 2010	2,004	$83.76	1,000	$167,855,040

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Long	$269.0826	$97,624,389
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Long	269.0826	134,402,141

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

ProShares UltraShort DJ-UBS Crude Oil:

As of March 31, 2011, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2011, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	May 2011	1,105	$106.72	1,000	$(117,925,600)

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Short	$291.0902	$(70,184,997)
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Short	291.0902	(85,507,876)

The March 31, 2011 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2011 short swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	May 2010	1,056	$83.76	1,000	$(88,450,560)

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Short	$269.0826	$(60,189,544)
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Short	269.0826	(99,427,228)

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

ProShares Ultra Gold:

As of March 31, 2011, the ProShares Ultra Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2011, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2011	59	$1,439.90	100	$8,495,410

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$1,439.14	$126,241,361
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,439.14	366,692,872

The March 31, 2011 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2011 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

ProShares UltraShort Gold:

As of March 31, 2011, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31 2011, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2011	56	$1,439 .90	100	$(8,063,440)

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$1,439 .14	$(40,580,870)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,439 .14	(113,548,146)

The March 31, 2011 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2011 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

ProShares Ultra Silver:

As of March 31, 2011, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2011, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2011	404	$37 .888	5,000	$76,533,760

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$37 .8749	$463,997,825
0.999 Fine Troy Ounce Silver	UBS AG	Long	37 .8749	1,573,474,846

The March 31, 2011 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2011 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

ProShares UltraShort Silver:

As of March 31, 2011, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2011, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2011	23	$37 .888	5,000	$(4,357,120)

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$37 .8749	$(64,671,392)
0.999 Fine Troy Ounce Silver	UBS AG	Short	37 .8749	(191,571,244)

The March 31 2011 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2011 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Funds’ Financial Instruments, which are sensitive to changes in exchange rates. As of March 31 2011, each of the Currency Funds’ positions were as follows:

ProShares Ultra Euro:

As of March 31, 2011, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2011, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/08/11	6,494,625	1 .4172	$9,204,492
Euro	UBS AG	Long	04/08/11	6,162,000	1 .4172	8,733,080
Euro	Goldman Sachs International	Short	04/08/11	(277,300)	1 .4172	(393,003)
Euro	UBS AG	Short	04/08/11	(151,300)	1 .4172	(214,430)

The March 31, 2011 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See

“Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

ProShares UltraShort Euro:

As of March 31, 2011, the ProShares UltraShort Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2011, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/08/11	59,682,500	1.4172	$84,584,881
Euro	UBS AG	Long	04/08/11	65,255,600	1.4172	92,483,344
Euro	Goldman Sachs International	Short	04/08/11	(333,350,925)	1.4172	(472,440,805)
Euro	UBS AG	Short	04/08/11	(343,025,700)	1.4172	(486,152,357)

The March 31, 2011 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

ProShares Ultra Yen:

As of March 31, 2011, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2011, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/08/11	356,950,000	0.012022	$4,291,341
Yen	UBS AG	Long	04/08/11	207,680,000	0.012022	2,496,780
Yen	Goldman Sachs International	Short	04/08/11	(19,190,000)	0.012022	(230,707)
Yen	UBS AG	Short	04/08/11	(16,980,000)	0.012022	(204,138)

The March 31, 2011 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

ProShares UltraShort Yen:

As of March 31, 2011, the ProShares UltraShort Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2011, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/08/11	3,791,430,000	0.012022	$45,581,512
Yen	UBS AG	Long	04/08/11	14,553,600,000	0.012022	174,966,989
Yen	Goldman Sachs International	Short	04/08/11	(30,342,530,000)	0.012022	(364,785,422)
Yen	UBS AG	Short	04/08/11	(49,300,010,000)	0.012022	(592,696,948)

The March 31, 2011 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Equity Market Volatility Sensitivity

ProShares VIX Short-Term Futures ETF

As of March 31, 2011, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2011, which are sensitive to equity market volatility risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX (CBOE)	Long	April 2011	832	$19.30	1,000	$16,057,600
VIX (CBOE)	Long	May 2011	768	20.80	1,000	15,974,400

ProShares VIX Mid-Term Futures ETF

As of March 31, 2011, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2011, which are sensitive to equity market volatility risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX (CBOE)	Long	July 2011	51	$22.00	1,000	$1,122,000
VIX (CBOE)	Long	August 2011	98	22.40	1,000	2,195,200
VIX (CBOE)	Long	September 2011	99	23.20	1,000	2,296,800
VIX (CBOE)	Long	October 2011	47	23.80	1,000	1,118,600

Qualitative Disclosure

As described above in Item 2 of this Quarterly Report on Form 10-Q, it is the investment objective of each Leveraged Fund to seek daily investment results, before fees and expenses, which match twice (200%) the daily performance, whether positive or negative, of its corresponding benchmark. Each Ultra Fund seeks daily investment results (before fees and expenses) that match twice (200%) the daily performance of its corresponding benchmark. Each Short Fund will seek daily investment results (before fees and expenses) that match the inverse (-100%) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results (before fees and expenses) that match twice the inverse (-200%) of the daily performance of its corresponding benchmark. Each VIX Fund seeks investment results (before fees and expenses) that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than one day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Investors should monitor their ProShares holdings consistent with their strategies, as frequently as daily. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

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

Equity Market Volatility Sensitivity

As further described in “Item 1A. Risk Factors” in the Form 10-K, the value of the Shares of each VIX Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. Several factors may affect the price and/or liquidity of VIX futures contracts and other assets, if any, owned by a VIX Fund. The impact of changes in the price of these assets will affect investors differently depending upon the Fund in which investors invest.

Managing Market Risks

Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (100%, 200%, -100% or -200%), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described above in Item 2 of this Quarterly Report on Form 10-Q, these adjustments are done through the use of various Financial Instruments. No attempt is made to adjust market exposure in order to avoid changes to the benchmark that would cause the Funds to lose value. Factors common to all Funds that may require portfolio re-positioning are create/redeem activity and index rebalances.

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

The use of certain Financial Instruments introduces counterparty risk. A Fund will be subject to credit risk with respect to the amount it expects to receive from counterparties to Financial Instruments entered into by the Fund. A Fund may be negatively impacted if a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties. Each Fund intends to enter into swap and forward agreements only with large, established and well capitalized financial institutions that meet certain credit quality standards and monitoring policies. Each Fund may use various techniques to minimize credit risk including early termination or reset and payment, limiting the net amount due from any individual counterparty, and generally requiring that the counterparty post collateral with respect to amounts owed to the Funds, marked to market daily.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of March 31, 2011, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Funds’ internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Trust and certain officers are defendants (along with several other parties) in a consolidated class action styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935, filed in the United States District Court for the Southern District of New York. The complaint, as amended, alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by including untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs, allegedly failing to adequately disclose the Funds’ investment objectives and risks. The six Funds of the Trust named in the complaint are ProShares Ultra Silver, ProShares UltraShort Gold, ProShares Ultra Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort Silver. The Trust believes the complaint is without merit and that the anticipated outcome will not adversely impact the operation of the Trust or any of its Funds.

Item 1A.	Risk Factors.

Except as noted below, there has not been a material change to the Risk Factors previously disclosed in Part I, Item 1A in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following risk factor should be added after the risk factor entitled “Investors could be adversely affected if the current treatment of long-term capital gains under current U.S. federal income tax law is changed or repealed in the future” on page 45 of the Trust’s Annual Report on Form 10-K:

Shareholders of each Fund may recognize significant amounts of ordinary income and short-term capital gain.

Due to the investment strategy of the Funds, the Funds may realize and pass-through to Shareholders significant amounts of ordinary income and short-term capital gains as opposed to long-term capital gains, which generally are taxed at a preferential rate.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	The Trust initially registered Shares on Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all Shares registered and re-allocated the remaining amount of the Shares registered among the Funds pursuant to its Registration Statement on Form S-3 (No. 333-163511), which was declared effective on December 4, 2009, as supplemented, and registered additional Shares and Funds pursuant to Post-Effective Amendment No. 1 to that Registration Statement, which was declared effective on May 28, 2010, as supplemented. Additional shares were registered pursuant to Prospectus Supplements No. 1 and No. 2, dated December 27, 2010 and March 18, 2011, respectively. Substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions. Each Leveraged Fund continuously offers and redeems its Shares in blocks of 50,000 Shares. Each VIX Fund continuously offers and redeems its Shares in blocks of 25,000 Shares. As of March 31, 2011, ProShares Short DJ-UBS Natural Gas and ProShares Short Gold Fund have not yet commenced investment operations.

Title of Securities Registered	Amount Registered	Shares Sold for the three months ended March 31, 2011		Sale Price of Shares Sold for the three months ended March 31, 2011
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$300,000,000	50,000		$1,782,755
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	$300,000,000	30,000	*	$1,426,814
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest	$3,000,000,000	9,575,000	*	$437,312,733
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest	$1,500,000,000	2,730,000	*	$122,260,245
ProShares Short DJ-UBS Natural Gas Common Units of Beneficial Interest	$1,000,000,000	—		$—
ProShares Ultra Gold Common Units of Beneficial Interest	$1,000,000,000	50,000		$3,477,778
ProShares Short Gold Common Units of Beneficial Interest	$500,000,000	—		$—
ProShares UltraShort Gold Common Units of Beneficial Interest	$1,000,000,000	1,050,000		$31,756,616
ProShares Ultra Silver Common Units of Beneficial Interest	$1,000,000,000	1,900,000		$331,502,696
ProShares UltraShort Silver Common Units of Beneficial Interest	$1,000,000,000	4,587,500	*	$161,689,240
ProShares Ultra Euro Common Units of Beneficial Interest	$500,000,000	—		$—
ProShares UltraShort Euro Common Units of Beneficial Interest	$1,403,506,872	3,850,000		$78,443,079
ProShares Ultra Yen Common Units of Beneficial Interest	$500,000,000	—		$—
ProShares UltraShort Yen Common Units of Beneficial Interest	$1,300,000,000	16,850,000		$260,369,046
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$800,000,000	675,000		$47,000,781
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$500,000,000	150,000		$11,228,874
Total:	$15,603,506,872	41,497,500	*	$1,488,250,657

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share splits for the Funds.

(c)	From January 1, 2011 through March 31, 2011, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Ultra DJ-UBS Commodity
01/01/11 to 01/31/11	—	$—
02/01/11 to 02/28/11	—	—
03/01/11 to 03/31/11	—	—
ProShares UltraShort DJ-UBS Commodity*
01/01/11 to 01/31/11	—	—
02/01/11 to 02/28/11	—	—
03/01/11 to 03/31/11	6	42.17
ProShares Ultra DJ-UBS Crude Oil*
01/01/11 to 01/31/11	1,087,500	49.80
02/01/11 to 02/28/11	5,100,000	49.18
03/01/11 to 03/31/11	3,200,834	54.86
ProShares UltraShort DJ-UBS Crude Oil*
01/01/11 to 01/31/11	350,000	53.79
02/01/11 to 02/28/11	960,000	56.67
03/01/11 to 03/31/11	700,059	47.14
ProShares Ultra Gold
01/01/11 to 01/31/11	300,000	61.15
02/01/11 to 02/28/11	—	—
03/01/11 to 03/31/11	—	—
ProShares UltraShort Gold
01/01/11 to 01/31/11	—	—
02/01/11 to 02/28/11	—	—
03/01/11 to 03/31/11	750,000	27.91
ProShares Ultra Silver
01/01/11 to 01/31/11	400,000	133.27
02/01/11 to 02/28/11	100,000	153.18
03/01/11 to 03/31/11	250,000	199.23
ProShares UltraShort Silver*
01/01/11 to 01/31/11	300,000	46.55
02/01/11 to 02/28/11	275,000	45.08
03/01/11 to 03/31/11	850,610	27.94
ProShares Ultra Euro
01/01/11 to 01/31/11	—	—
02/01/11 to 02/28/11	—	—
03/01/11 to 03/31/11	—	—
ProShares UltraShort Euro
01/01/11 to 01/31/11	550,000	19.89
02/01/11 to 02/28/11	1,750,000	19.27
03/01/11 to 03/31/11	1,550,000	18.43
ProShares Ultra Yen
01/01/11 to 01/31/11	50,000	31.87
02/01/11 to 02/28/11	—	—
03/01/11 to 03/31/11	—	—
ProShares UltraShort Yen
01/01/11 to 01/31/11	—	—
02/01/11 to 02/28/11	—	—
03/01/11 to 03/31/11	7,450,000	15.40
ProShares VIX Short-Term Futures ETF
01/01/11 to 01/31/11	50,000	69.15
02/01/11 to 02/28/11	50,000	73.48
03/01/11 to 03/31/11	75,000	66.37
ProShares VIX Mid-Term Futures ETF
01/01/11 to 01/31/11	50,000	74.15
02/01/11 to 02/28/11	—	—
03/01/11 to 03/31/11	—	—
Total:	26,199,009	38.17

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share splits for the Funds.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
101.INS	XBRL Instance Document(3)
101.SCH	XBRL Taxonomy Extension Schema(3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(3)
101.LAB	XBRL Taxonomy Extension Label Linkbase(3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(3)

(1)	Filed herewith.
(2)	Furnished herewith.
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

PROSHARES TRUST II

/s/ Louis Mayberg By: Louis Mayberg
Principal Executive Officer

Date: May 10, 2011

/s/ Edward Karpowicz By: Edward Karpowicz
Principal Financial Officer

Date: May 10, 2011