Form 10-Q/A
period 2011-03-31
ProShares Trust II
filed 2011-05-12
CIK 1415311

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Explanatory Note

The sole purpose of this Amendment No. 1 to ProShares Trust II’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the U.S. Securities and Exchange Commission on May 10, 2011 (the “Form 10-Q”), is to furnish amended Exhibit 101 to the Form 10-Q, formatted in eXtensible Business Reporting Language (“XBRL”). No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way any disclosure made in the original Form 10-Q.

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

(1) Previously filed or furnished as an Exhibit to ProShares Trust II’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 10, 2011.

(2) In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg By: Louis Mayberg
Principal Executive Officer

Date: May 12, 2011

/s/ Edward Karpowicz By: Edward Karpowicz
Principal Financial Officer

Date: May 12, 2011