Form 10-K/A
period 2010-12-31
ProShares Trust II
filed 2011-07-25
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 of ProShares Trust II (the “Trust”), filed with the U.S. Securities and Exchange Commission on March 1, 2011 (the “Form 10-K”), is being filed to amend Part II, “Item 9A. Controls and Procedures” of the Form 10-K to: (a) reflect that the Trust’s management has evaluated the disclosure controls and procedures both for the individual series level and the Trust taken as a whole, and to include the conclusions of such evaluations; (b) make conforming changes to “Management’s Annual Report on Internal Control Over Financial Reporting,” including clarifying that the scope of the Trust’s certifications applies both to the series level and to the Trust taken as a whole, and that the principal executive officer and principal financial officer are certifying both as to each series and the Trust taken as a whole; and (c) reflect that there were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

Except as set forth above, no other changes have been made to the Form 10-K, and this Amendment No. 1 does not amend, update or change any other items or disclosure found in the Form 10-K. Further, this Amendment No. 1 does not reflect events that may have occurred after the filing of the Form 10-K.

Part II

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective, as of December 31, 2010, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of itself and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Trust’s Management takes responsibility for establishing and maintaining adequate internal control over financial reporting of the Trust and the Funds, as defined in 1934 Act Rules 13a-15(f) and 15d-15(f). The Trust’s and the Funds’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust and the Funds; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s and the Funds’ receipts and expenditures are being made only in accordance with appropriate authorizations of management of the Trust on behalf of the Trust and the Funds; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s or the Funds’ assets that could have a material effect on the Trust’s or the Funds’ financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Trust assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2010. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Trust concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

Exhibit Index

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Document

4.1	Trust Agreement of ProShares Trust II (1)

4.2	Amended and Restated Trust Agreement of ProShares Trust II (2)

4.2.1	Amended and Restated Trust Agreement of ProShares Trust II (3)

4.3	Form of Authorized Participant Agreement (4)

10.1	Form of Sponsor Agreement (2)

10.2	Form of Administration and Transfer Agency Services Agreement (4)

10.3	Form of Custodian Agreement (5)

10.4	Form of Distribution Agreement (4)

10.5	Form of Futures Account Agreement (4)

23.1	Consent of Independent Registered Public Accounting Firm (6)

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (7)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (7)

32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.INS	XBRL Instance Document (6)

101.SCH	XBRL Taxonomy Extension Schema (6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (6)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (6)

101.LAB	XBRL Taxonomy Extension Label Linkbase (6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (6)

(1)	Incorporated by reference to the Trust’s Registration Statement, filed on October 18, 2007.
(2)	Incorporated by reference to the Trust’s Registration Statement, filed on August 15, 2008.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on September 18, 2008.
(4)	Incorporated by reference to the Trust’s Registration Statement, filed on November 17, 2008.
(5)	Incorporated by reference to the Trust’s Registration Statement, filed on October 22, 2008.
(6)	Previously filed or furnished as an Exhibit to ProShares Trust II’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 1, 2011.
(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg
By: Louis Mayberg
Principal Executive Officer

Date: July 25, 2011

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: July 25, 2011