Form 10-Q
period 2011-06-30
ProShares Trust II
filed 2011-08-09
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	000000000000000	000000000000000
	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$9,009	$17,743
Short-term U.S. government and agency obligations (Note 3) (cost $18,514,256 and $16,426,195, respectively)	18,514,669	16,426,651
Unrealized appreciation on swap agreements	—	1,755,750

Total assets	18,523,678	18,200,144

Liabilities and shareholders’ equity
Liabilities
Management fee payable	15,033	13,486
Unrealized depreciation on swap agreements	1,813,382	—

Total liabilities	1,828,415	13,486

Shareholders’ equity
Shareholders’ equity	16,695,263	18,186,658

Total liabilities and shareholders’ equity	$18,523,678	$18,200,144

Shares outstanding	500,014	500,014

Net asset value per share	$33.39	$36.37

Market value per share (Note 2)	$33.38	$36.27

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

JUNE 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (111% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 07/07/11	$1,951,000	$1,950,997
0.060% due 07/14/11†	1,152,000	1,151,996
0.058% due 07/21/11†	2,441,000	2,440,975
0.053% due 07/28/11†	676,000	675,995
0.023% due 08/04/11†	2,576,000	2,575,965
0.048% due 08/18/11†	1,830,000	1,829,964
0.044% due 08/25/11†	4,115,000	4,114,908
0.035% due 09/08/11†	1,154,000	1,153,978
0.014% due 09/15/11†	2,620,000	2,619,891

Total short-term U.S. government and agency obligations (cost $18,514,256)		$18,514,669

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	07/06/11	$8,152,130	$(435,944)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	07/06/11	25,337,039	(1,377,438)

			$(1,813,382)

†	All or partial amount segregated as collateral for swap agreements.

^	The positions and counterparties herein are as of June 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

Investment Income
Interest	$3,412	$6,549	$9,271	$11,318

Expenses
Management fee	48,436	28,875	94,549	60,926

Total expenses	48,436	28,875	94,549	60,926

Net investment income (loss)	(45,024)	(22,326)	(85,278)	(49,608)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(1,213,954)	(2,396,285)	1,990,167	(2,738,144)
Short-term U.S. government and agency obligations	123	89	123	966

Net realized gain (loss)	(1,213,831)	(2,396,196)	1,990,290	(2,737,178)

Change in net unrealized appreciation/depreciation on
Swap agreements	(2,137,478)	1,020,246	(3,569,132)	(636,568)
Short-term U.S. government and agency obligations	(303)	194	(43)	2,550

Change in net unrealized appreciation/depreciation	(2,137,781)	1,020,440	(3,569,175)	(634,018)

Net realized and unrealized gain (loss)	(3,351,612)	(1,375,756)	(1,578,885)	(3,371,196)

Net income (loss)	$(3,396,636)	$(1,398,082)	$(1,664,163)	$(3,420,804)

Net income (loss) per weighted-average share	$(6.19)	$(2.74)	$(3.07)	$(6.63)

Weighted-average shares outstanding	548,366	509,904	542,555	516,312

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$18,186,658

Addition of 50,000 shares	1,782,755
Redemption of 50,000 shares	(1,609,987)

Net addition (redemption) of 0 shares	172,768

Net investment income (loss)	(85,278)
Net realized gain (loss)	1,990,290
Change in net unrealized appreciation/depreciation	(3,569,175)

Net income (loss)	(1,664,163)

Shareholders’ equity, at June 30, 2011	$16,695,263

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

(unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash flow from operating activities
Net income (loss)	$(1,664,163)	$(3,420,804)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(2,088,061)	8,268,742
Change in unrealized appreciation/depreciation on investments	3,569,175	634,018
Increase (Decrease) in management fee payable	1,547	(5,877)

Net cash provided by (used in) operating activities	(181,502)	5,476,079

Cash flow from financing activities
Proceeds from addition of shares	1,782,755	5,958,070
Payment on shares redeemed	(1,609,987)	(9,976,249)

Net cash provided by (used in) financing activities	172,768	(4,018,179)

Net increase (decrease) in cash	(8,734)	1,457,900
Cash, beginning of period	17,743	78,112

Cash, end of period	$9,009	$1,536,012

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	000000000000000	000000000000000
	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$13,740	$10,654
Short-term U.S. government and agency obligations (Note 3) (cost $27,261,191 and $1,594,783, respectively)	27,261,465	1,594,842
Unrealized appreciation on swap agreements	2,252,534	—

Total assets	29,527,739	1,605,496

Liabilities and shareholders’ equity
Liabilities
Management fee payable	31,970	1,273
Unrealized depreciation on swap agreements	—	164,150

Total liabilities	31,970	165,423

Shareholders’ equity
Shareholders’ equity	29,495,769	1,440,073

Total liabilities and shareholders’ equity	$29,527,739	$1,605,496

Shares outstanding	609,997	30,003

Net asset value per share (Note 1)	$48.35	$48.00

Market value per share (Note 1) (Note 2)	$48.67	$48.30

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

JUNE 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (92% of shareholders’ equity)
U.S. Treasury Bills:
0.005% due 07/07/11†	$10,203,000	$10,202,986
0.010% due 07/28/11†	656,000	655,995
0.015% due 08/04/11†	1,993,000	1,992,973
0.048% due 08/18/11†	309,000	308,994
0.045% due 08/25/11†	5,581,000	5,580,874
0.021% due 09/15/11†	8,290,000	8,289,655
0.011% due 09/22/11	115,000	114,994
0.015% due 09/29/11	115,000	114,994

Total short-term U.S. government and agency obligations (cost $27,261,191)		$27,261,465

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	07/06/11	$(14,458,798)	$494,019
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	07/06/11	(44,002,256)	1,758,515

			$2,252,534

†	All or partial amount segregated as collateral for swap agreements.

^	The positions and counterparties herein are as of June 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Investment Income
Interest	$2,051	$1,438	$2,791	$2,318

Expenses
Management fee	73,560	10,734	79,037	19,491

Total expenses	73,560	10,734	79,037	19,491

Net investment income (loss)	(71,509)	(9,296)	(76,246)	(17,173)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(5,131,689)	688,684	(5,516,002)	551,420
Short-term U.S. government and agency obligations	1,169	—	1,166	(82)

Net realized gain (loss)	(5,130,520)	688,684	(5,514,836)	551,338

Change in net unrealized appreciation/depreciation on
Swap agreements	2,333,550	(548,694)	2,416,684	(220,929)
Short-term U.S. government and agency obligations	257	36	215	413

Change in net unrealized appreciation/depreciation	2,333,807	(548,658)	2,416,899	(220,516)

Net realized and unrealized gain (loss)	(2,796,713)	140,026	(3,097,937)	330,822

Net income (loss)	$(2,868,222)	$130,730	$(3,174,183)	$313,649

Net income (loss) per weighted-average share (Note 1)	$(4.20)	$2.36	$(8.62)	$6.06

Weighted-average shares outstanding (Note 1)	682,524	55,497	368,065	51,771

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$1,440,073

Addition of 1,780,000 shares (Note 1)	84,549,839
Redemption of 1,200,006 shares (Note 1)	(53,319,960)

Net addition (redemption) of 579,994 shares (Note 1)	31,229,879

Net investment income (loss)	(76,246)
Net realized gain (loss)	(5,514,836)
Change in net unrealized appreciation/depreciation	2,416,899

Net income (loss)	(3,174,183)

Shareholders’ equity, at June 30, 2011	$29,495,769

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

(unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash flow from operating activities
Net income (loss)	$(3,174,183)	$313,649
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	—	65,800
Net sale (purchase) of short-term U.S. government and agency obligations	(25,666,408)	69,494
Change in unrealized appreciation/depreciation on investments	(2,416,899)	220,516
Increase (Decrease) in management fee payable	30,697	1,136

Net cash provided by (used in) operating activities	(31,226,793)	670,595

Cash flow from financing activities
Proceeds from addition of shares	84,549,839	3,370,174
Payment on shares redeemed	(53,319,960)	(3,226,596)

Net cash provided by (used in) financing activities	31,229,879	143,578

Net increase (decrease) in cash	3,086	814,173
Cash, beginning of period	10,654	90,383

Cash, end of period	$13,740	$904,556

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	000000000000000	000000000000000
	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$3,864,304	$905,158
Segregated cash balances with brokers for futures contracts	29,816,100	10,631,250
Short-term U.S. government and agency obligations (Note 3) (cost $382,581,117 and $244,384,335, respectively)	382,583,422	244,394,920
Unrealized appreciation on swap agreements	—	5,649,644
Receivable from capital shares sold	18,214,973	—
Receivable on open futures contracts	1,843,059	3,035,150

Total assets	436,321,858	264,616,122

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	36,266,723
Management fee payable	244,818	216,322
Unrealized depreciation on swap agreements	9,679,803	—

Total liabilities	9,924,621	36,483,045

Shareholders’ equity
Shareholders’ equity	426,397,237	228,133,077

Total liabilities and shareholders’ equity	$436,321,858	$264,616,122

Shares outstanding	9,999,170	4,562,504

Net asset value per share (Note 1)	$42.64	$50.00

Market value per share (Note 1) (Note 2)	$42.18	$49.98

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (90% of shareholders’ equity)
U.S. Treasury Bills:
0.005% due 07/07/11	$21,106,000	$21,105,970
0.064% due 07/14/11†	10,947,000	10,946,964
0.058% due 07/21/11	16,364,000	16,363,828
0.035% due 07/28/11†	19,575,000	19,574,859
0.021% due 08/04/11†	71,671,000	71,670,018
0.028% due 08/11/11†	26,046,000	26,045,568
0.023% due 08/18/11†	32,705,000	32,704,362
0.045% due 08/25/11†	10,373,000	10,372,767
0.033% due 09/01/11	20,671,000	20,670,477
0.034% due 09/08/11†	10,792,000	10,791,796
0.022% due 09/15/11†	57,152,000	57,149,622
0.016% due 09/22/11†	78,030,000	78,025,545
0.015% due 09/29/11	7,162,000	7,161,646

Total short-term U.S. government and agency obligations (cost $382,581,117)		$382,583,422

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires September 2011	3,681	$353,228,760	$(8,560,860)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	07/06/11	$167,208,929	$(5,067,105)
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	07/06/11	332,370,201	(4,612,698)

			$(9,679,803)

†	All or partial amount segregated as collateral for swap agreements.

^	The positions and counterparties herein are as of June 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Investment Income
Interest	$39,410	$132,798	$137,728	$174,054

Expenses
Management fee	657,181	841,537	1,456,224	1,445,462
Brokerage commissions	25,104	51,622	54,773	79,965

Total expenses	682,285	893,159	1,510,997	1,525,427

Net investment income (loss)	(642,875)	(760,361)	(1,373,269)	(1,351,373)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	11,804,564	(11,447,341)	34,464,884	8,078,781
Swap agreements	(19,651,096)	(45,766,422)	39,873,011	(12,270,907)
Short-term U.S. government and agency obligations	8,033	2,683	12,962	45,375

Net realized gain (loss)	(7,838,499)	(57,211,080)	74,350,857	(4,146,751)

Change in net unrealized appreciation/depreciation on
Futures contracts	(28,278,000)	(9,058,300)	(13,973,620)	(15,378,680)
Swap agreements	(5,895,327)	17,726,009	(15,329,447)	1,334,168
Short-term U.S. government and agency obligations	(12,459)	18,945	(8,280)	41,803

Change in net unrealized appreciation/depreciation	(34,185,786)	8,686,654	(29,311,347)	(14,002,709)

Net realized and unrealized gain (loss)	(42,024,285)	(48,524,426)	45,039,510	(18,149,460)

Net income (loss)	$(42,667,160)	$(49,284,787)	$43,666,241	$(19,500,833)

Net income (loss) per weighted-average share (Note 1)	$(7.60)	$(5.76)	$6.92	$(2.78)

Weighted-average shares outstanding (Note 1)	5,611,258	8,560,855	6,305,952	7,008,498

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$228,133,077

Addition of 17,475,000 shares (Note 1)	786,629,115
Redemption of 12,038,334 shares (Note 1)	(632,031,196)

Net addition (redemption) of 5,436,666 shares (Note 1)	154,597,919

Net investment income (loss)	(1,373,269)
Net realized gain (loss)	74,350,857
Change in net unrealized appreciation/depreciation	(29,311,347)

Net income (loss)	43,666,241

Shareholders’ equity, at June 30, 2011	$426,397,237

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

(unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash flow from operating activities
Net income (loss)	$43,666,241	$(19,500,833)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(19,184,850)	(7,324,639)
Net sale (purchase) of short-term U.S. government and agency obligations	(138,196,782)	(123,037,745)
Change in unrealized appreciation/depreciation on investments	15,337,727	(1,375,971)
Decrease (Increase) in receivable on futures contracts	1,192,091	1,466,444
Increase (Decrease) in management fee payable	28,496	162,519

Net cash provided by (used in) operating activities	(97,157,077)	(149,610,225)

Cash flow from financing activities
Proceeds from addition of shares	768,414,142	695,289,489
Payment on shares redeemed	(668,297,919)	(537,708,197)

Net cash provided by (used in) financing activities	100,116,223	157,581,292

Net increase (decrease) in cash	2,959,146	7,971,067
Cash, beginning of period	905,158	80,936

Cash, end of period	$3,864,304	$8,052,003

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$1,249,378	$4,007,347
Segregated cash balances with brokers for futures contracts	9,059,758	4,252,500
Short-term U.S. government and agency obligations (Note 3) (cost $123,613,509 and $135,631,915, respectively)	123,614,651	135,637,192
Unrealized appreciation on swap agreements	6,899,392	—
Receivable from capital shares sold	19,578,874	—

Total assets	160,402,053	143,897,039

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,313,753
Payable on open futures contracts	—	1,140,144
Management fee payable	113,611	117,277
Unrealized depreciation on swap agreements	—	4,111,608

Total liabilities	113,611	11,682,782

Shareholders’ equity
Shareholders’ equity	160,288,442	132,214,257

Total liabilities and shareholders’ equity	$160,402,053	$143,897,039

Shares outstanding	3,319,944	2,600,003

Net asset value per share (Note 1)	$48.28	$50.85

Market value per share (Note 1) (Note 2)	$48.80	$50.85

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (77% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 07/07/11†	$12,535,000	$12,534,982
0.065% due 07/14/11†	12,893,000	12,892,957
0.058% due 07/21/11	9,894,000	9,893,896
0.012% due 07/28/11†	11,862,000	11,861,915
0.022% due 08/04/11†	14,013,000	14,012,808
0.015% due 08/11/11†	12,250,000	12,249,797
0.045% due 08/18/11†	1,842,000	1,841,964
0.044% due 08/25/11†	10,847,000	10,846,756
0.026% due 09/01/11	1,289,000	1,288,967
0.036% due 09/08/11†	9,613,000	9,612,818
0.010% due 09/15/11†	18,416,000	18,415,234
0.011% due 09/22/11†	5,226,000	5,225,702
0.015% due 09/29/11	2,937,000	2,936,855

Total short-term U.S. government and agency obligations (cost $123,613,509)		$123,614,651

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires September 2011	1,146	$109,970,160	$2,287,900

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	07/06/11	$(73,730,860)	$2,781,226
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	07/06/11	(136,879,095)	4,118,166

			$6,899,392

†	All or partial amount segregated as collateral for swap agreements.

^	The positions and counterparties herein are as of June 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

(unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Investment Income
Interest	$25,984	$33,056	$62,434	$55,494

Expenses
Management fee	401,339	189,102	699,551	406,784
Brokerage commissions	16,653	15,543	32,302	27,722

Total expenses	417,992	204,645	731,853	434,506

Net investment income (loss)	(392,008)	(171,589)	(669,419)	(379,012)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	7,076,973	5,375,460	2,465,383	5,001,258
Swap agreements	24,452,132	16,625,026	15,128,493	18,583,440
Short-term U.S. government and agency obligations	9,722	7,620	10,149	8,525

Net realized gain (loss)	31,538,827	22,008,106	17,604,025	23,593,223

Change in net unrealized appreciation/depreciation on
Futures contracts	5,409,880	3,248,810	4,672,320	3,865,930
Swap agreements	7,491,982	1,175,687	11,011,000	(618,247)
Short-term U.S. government and agency obligations	(5,295)	1,417	(4,135)	7,912

Change in net unrealized appreciation/depreciation	12,896,567	4,425,914	15,679,185	3,255,595

Net realized and unrealized gain (loss)	44,435,394	26,434,020	33,283,210	26,848,818

Net income (loss)	$44,043,386	$26,262,431	$32,613,791	$26,469,806

Net income (loss) per weighted-average share (Note 1)	$11.02	$20.97	$9.90	$20.23

Weighted-average shares outstanding (Note 1)	3,997,966	1,252,640	3,294,495	1,308,456

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$132,214,257

Addition of 7,080,000 shares (Note 1)	304,540,395
Redemption of 6,360,059 shares (Note 1)	(309,080,001)

Net addition (redemption) of 719,941 shares (Note 1)	(4,539,606)

Net investment income (loss)	(669,419)
Net realized gain (loss)	17,604,025
Change in net unrealized appreciation/depreciation	15,679,185

Net income (loss)	32,613,791

Shareholders’ equity, at June 30, 2011	$160,288,442

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

(unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash flow from operating activities
Net income (loss)	$32,613,791	$26,469,806
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	—	(387,100)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(4,807,258)	1,909,912
Net sale (purchase) of short-term U.S. government and agency obligations	12,018,406	35,378,783
Change in unrealized appreciation/depreciation on investments	(11,006,865)	610,335
Decrease (Increase) in receivable on futures contracts	—	(417,984)
Increase (Decrease) in management fee payable	(3,666)	(34,507)
Increase (Decrease) in payable on futures contracts	(1,140,144)	(1,271,069)

Net cash provided by (used in) operating activities	27,674,264	62,258,176

Cash flow from financing activities
Proceeds from addition of shares	284,961,521	245,392,705
Payment on shares redeemed	(315,393,754)	(284,420,793)

Net cash provided by (used in) financing activities	(30,432,233)	(39,028,088)

Net increase (decrease) in cash	(2,757,969)	23,230,088
Cash, beginning of period	4,007,347	75,409

Cash, end of period	$1,249,378	$23,305,497

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS*

STATEMENT OF FINANCIAL CONDITION

June 30, 2011 (unaudited)
Assets
Cash	$400
Offering costs (Note 5)	26,624

Total assets	27,024

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	26,624

Total liabilities	26,624

Shareholders’ equity
Shareholders’ equity	$400

Total liabilities and shareholders’ equity	$27,024

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES SHORT DJ-UBS NATURAL GAS*

STATEMENTS OF FINANCIAL CONDITION

	000000000000000	000000000000000
	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$200	$200
Offering costs (Note 5)	29,090	—

Total assets	29,290	200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	29,090	—

Total liabilities	29,090	—

Shareholders’ equity
Shareholders’ equity	200	200

Total liabilities and shareholders’ equity	$29,290	$200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS*

STATEMENT OF FINANCIAL CONDITION

June 30, 2011 (unaudited)
Assets
Cash	$400
Offering costs (Note 5)	26,624

Total assets	27,024

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	26,624

Total liabilities	26,624

Shareholders’ equity
Shareholders’ equity	$400

Total liabilities and shareholders’ equity	$27,024

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$1,189,728	$1,262,424
Segregated cash balances with brokers for futures contracts	430,494	467,775
Short-term U.S. government and agency obligations (Note 3) (cost $296,045,464 and $249,242,580, respectively)	296,053,835	249,250,657
Unrealized appreciation on forward agreements	—	8,724,587
Receivable on open futures contracts	—	60,830

Total assets	297,674,057	259,766,273

Liabilities and shareholders’ equity
Liabilities
Management fee payable	228,476	204,198
Unrealized depreciation on forward agreements	14,680,169	—

Total liabilities	14,908,645	204,198

Shareholders’ equity
Shareholders’ equity	282,765,412	259,562,075

Total liabilities and shareholders’ equity	$297,674,057	$259,766,273

Shares outstanding	3,650,014	3,750,014

Net asset value per share	$77.47	$69.22

Market value per share (Note 2)	$76.78	$70.72

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (105% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 07/07/11†	$16,092,000	$16,091,978
0.059% due 07/14/11†	54,960,000	54,959,819
0.058% due 07/21/11†	20,507,000	20,506,785
0.021% due 08/04/11	24,013,000	24,012,671
0.015% due 08/11/11	7,803,000	7,802,870
0.048% due 08/18/11†	26,233,000	26,232,488
0.044% due 08/25/11†	46,744,000	46,742,948
0.054% due 09/01/11	12,146,000	12,145,693
0.035% due 09/08/11†	56,353,000	56,351,935
0.020% due 09/15/11†	26,596,000	26,594,894
0.011% due 09/22/11	2,306,000	2,305,868
0.015% due 09/29/11	2,306,000	2,305,886

Total short-term U.S. government and agency obligations (cost $296,045,464)		$296,053,835

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires August 2011	84	$12,623,520	$(216,870)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	07/07/11	$93,920	$141,401,256	$(3,702,742)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	07/07/11	273,300	411,466,815	(10,977,427)

				$(14,680,169)

†	All or partial amount segregated as collateral for forward agreements.

^	The positions and counterparties herein are as of June 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Investment Income
Interest	$46,720	$77,349	$118,504	$102,169

Expenses
Management fee	655,099	447,194	1,208,434	830,426
Brokerage commissions	905	1,067	1,810	2,071

Total expenses	656,004	448,261	1,210,244	832,497

Net investment income (loss)	(609,284)	(370,912)	(1,091,740)	(730,328)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	645,135	984,644	823,165	905,501
Forward agreements	41,966,226	45,292,173	49,809,607	42,807,434
Short-term U.S. government and agency obligations	4	—	(148)	5,759

Net realized gain (loss)	42,611,365	46,276,817	50,632,624	43,718,694

Change in net unrealized appreciation/depreciation on
Futures contracts	(386,850)	62,390	(522,850)	318,770
Forward agreements	(22,067,679)	(8,015,828)	(23,404,756)	(523,305)
Short-term U.S. government and agency obligations	(2,106)	13,222	294	14,523

Change in net unrealized appreciation/depreciation	(22,456,635)	(7,940,216)	(23,927,312)	(190,012)

Net realized and unrealized gain (loss)	20,154,730	38,336,601	26,705,312	43,528,682

Net income (loss)	$19,545,446	$37,965,689	$25,613,572	$42,798,354

Net income (loss) per weighted-average share	$5.51	$10.43	$7.23	$11.79

Weighted-average shares outstanding	3,546,717	3,640,124	3,540,622	3,630,125

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$259,562,075

Addition of 350,000 shares	27,749,979
Redemption of 450,000 shares	(30,160,214)

Net addition (redemption) of (100,000) shares	(2,410,235)

Net investment income (loss)	(1,091,740)
Net realized gain (loss)	50,632,624
Change in net unrealized appreciation/depreciation	(23,927,312)

Net income (loss)	25,613,572

Shareholders’ equity, at June 30, 2011	$282,765,412

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

(unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash flow from operating activities
Net income (loss)	$25,613,572	$42,798,354
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	37,281	(171,521)
Net sale (purchase) of short-term U.S. government and agency obligations	(46,802,884)	(27,330,200)
Change in unrealized appreciation/depreciation on investments	23,404,462	508,782
Decrease (Increase) in receivable on futures contracts	60,830	32,930
Increase (Decrease) in management fee payable	24,278	10,886

Net cash provided by (used in) operating activities	2,337,539	15,849,231

Cash flow from financing activities
Proceeds from addition of shares	27,749,979	55,273,217
Payment on shares redeemed	(30,160,214)	(52,059,074)

Net cash provided by (used in) financing activities	(2,410,235)	3,214,143

Net increase (decrease) in cash	(72,696)	19,063,374
Cash, beginning of period	1,262,424	96,468

Cash, end of period	$1,189,728	$19,159,842

See accompanying notes to financial statements.

PROSHARES SHORT GOLD*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$200	$200
Offering costs (Note 5)	12,424	—

Total assets	12,624	200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	12,424	—

Total liabilities	12,424	—

Shareholders’ equity
Shareholders’ equity	200	200

Total liabilities and shareholders’ equity	$12,624	$200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	0000000000000	0000000000000
	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$455,771	$404,683
Segregated cash balances with brokers for futures contracts	194,400	364,500
Short-term U.S. government and agency obligations (Note 3) (cost $90,493,286 and $80,111,190, respectively)	90,494,051	80,114,447
Unrealized appreciation on forward agreements	4,408,940	—
Receivable on open futures contracts	44,804	—

Total assets	95,597,966	80,883,630

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	94,800
Management fee payable	72,412	64,932
Unrealized depreciation on forward agreements	—	2,991,391

Total liabilities	72,412	3,151,123

Shareholders’ equity
Shareholders’ equity	95,525,554	77,732,507

Total liabilities and shareholders’ equity	$95,597,966	$80,883,630

Shares outstanding	3,989,901	2,739,901

Net asset value per share	$23.94	$28.37

Market value per share (Note 2)	$24.14	$27.80

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (95% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 07/07/11†	$8,177,000	$8,176,988
0.060% due 07/14/11†	906,000	905,997
0.058% due 07/21/11†	7,089,000	7,088,926
0.006% due 07/28/11	5,303,000	5,302,962
0.016% due 08/04/11†	18,611,000	18,610,745
0.048% due 08/18/11†	1,808,000	1,807,965
0.045% due 08/25/11†	25,893,000	25,892,417
0.028% due 09/01/11	984,000	983,975
0.003% due 09/15/11†	19,929,000	19,928,171
0.011% due 09/22/11	898,000	897,949
0.015% due 09/29/11	898,000	897,956

Total short-term U.S. government and agency obligations (cost $90,493,286)		$90,494,051

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires August 2011	32	$4,808,960	$80,660

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	07/07/11	$(30,498)	$(45,916,264)	$1,132,142
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	07/07/11	(93,200)	(140,317,260)	3,276,798

				$4,408,940

†	All or partial amount segregated as collateral for forward agreements.

^	The positions and counterparties herein are as of June 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Investment Income
Interest	$12,751	$26,319	$44,027	$39,753

Expenses
Management fee	201,127	152,203	430,641	314,538
Brokerage commissions	761	775	1,853	1,825

Total expenses	201,888	152,978	432,494	316,363

Net investment income (loss)	(189,137)	(126,659)	(388,467)	(276,610)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(678,575)	(422,725)	(897,335)	(314,318)
Forward agreements	(14,757,362)	(18,270,102)	(22,491,989)	(20,089,396)
Short-term U.S. government and agency obligations	214	53	534	2,156

Net realized gain (loss)	(15,435,723)	(18,692,774)	(23,388,790)	(20,401,558)

Change in net unrealized appreciation/depreciation on
Futures contracts	231,680	(1,690)	373,410	(61,070)
Forward agreements	6,860,968	2,688,728	7,400,331	(381,418)
Short-term U.S. government and agency obligations	(2,020)	2,175	(2,492)	6,157

Change in net unrealized appreciation/depreciation	7,090,628	2,689,213	7,771,249	(436,331)

Net realized and unrealized gain (loss)	(8,345,095)	(16,003,561)	(15,617,541)	(20,837,889)

Net income (loss)	$(8,534,232)	$(16,130,220)	$(16,006,008)	$(21,114,499)

Net income (loss) per weighted-average share	$(2.42)	$(10.46)	$(4.64)	$(14.40)

Weighted-average shares outstanding	3,526,165	1,541,572	3,448,188	1,466,482

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$77,732,507

Addition of 2,000,000 shares	54,729,892
Redemption of 750,000 shares	(20,930,837)

Net addition (redemption) of 1,250,000 shares	33,799,055

Net investment income (loss)	(388,467)
Net realized gain (loss)	(23,388,790)
Change in net unrealized appreciation/depreciation	7,771,249

Net income (loss)	(16,006,008)

Shareholders’ equity, at June 30, 2011	$95,525,554

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

(unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash flow from operating activities
Net income (loss)	$(16,006,008)	$(21,114,499)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for forward agreements	—	(409,500)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	170,100	22,361
Net sale (purchase) of short-term U.S. government and agency obligations	(10,382,096)	(2,263,925)
Change in unrealized appreciation/depreciation on investments	(7,397,839)	375,261
Decrease (Increase) in receivable on futures contracts	(44,804)	—
Increase (Decrease) in management fee payable	7,480	2,523
Increase (Decrease) in payable on futures contracts	(94,800)	—

Net cash provided by (used in) operating activities	(33,747,967)	(23,387,779)

Cash flow from financing activities
Proceeds from addition of shares	54,729,892	49,991,342
Payment on shares redeemed	(20,930,837)	(25,778,777)

Net cash provided by (used in) financing activities	33,799,055	24,212,565

Net increase (decrease) in cash	51,088	824,786
Cash, beginning of period	404,683	75,790

Cash, end of period	$455,771	$900,576

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	000000000000000	000000000000000
	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$2,267,056	$2,505,032
Segregated cash balances with brokers for futures contracts	6,199,200	2,395,913
Short-term U.S. government and agency obligations (Note 3) (cost $903,727,295 and $495,898,270, respectively)	903,750,395	495,915,529
Unrealized appreciation on forward agreements	—	46,191,568
Receivable on open futures contracts	90,405	391,421

Total assets	912,307,056	547,399,463

Liabilities and shareholders’ equity
Liabilities
Management fee payable	727,807	395,544
Unrealized depreciation on forward agreements	29,650,423	—

Total liabilities	30,378,230	395,544

Shareholders’ equity
Shareholders’ equity	881,928,826	547,003,919

Total liabilities and shareholders’ equity	$912,307,056	$547,399,463

Shares outstanding	5,250,014	3,500,014

Net asset value per share	$167.99	$156.29

Market value per share (Note 2)	$164.93	$158.59

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (102% of shareholders’ equity)
U.S. Treasury Bills:
0.014% due 07/07/11†	$43,993,000	$43,992,938
0.049% due 07/14/11†	92,141,000	92,140,696
0.058% due 07/21/11†	33,966,000	33,965,643
0.006% due 07/28/11†	14,572,000	14,571,895
0.015% due 08/04/11†	51,174,000	51,173,299
0.048% due 08/11/11†	274,987,000	274,982,435
0.047% due 08/18/11†	119,517,000	119,514,670
0.044% due 08/25/11†	34,847,000	34,846,216
0.043% due 09/01/11	28,223,000	28,222,286
0.034% due 09/08/11†	98,933,000	98,931,130
0.012% due 09/15/11†	17,754,000	17,753,262
0.013% due 09/22/11†	58,191,000	58,187,677
0.015% due 09/29/11	35,470,000	35,468,248

Total short-term U.S. government and agency obligations (cost $903,727,295)		$903,750,395

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires September 2011	287	$49,983,920	$(1,087,315)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	07/07/11	$12,045,800	$421,855,962	$(6,945,560)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	07/07/11	36,914,000	1,292,765,194	(22,704,863)

				$(29,650,423)

†	All or partial amount segregated as collateral for forward agreements.

^	The positions and counterparties herein are as of June 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

(unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Investment Income
Interest	$172,821	$80,805	$358,916	$117,250

Expenses
Management fee	2,599,506	419,415	4,107,369	791,851
Brokerage commissions	3,290	1,580	5,228	3,355

Total expenses	2,602,796	420,995	4,112,597	795,206

Net investment income (loss)	(2,429,975)	(340,190)	(3,753,681)	(677,956)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,639,205	1,254,115	8,607,516	311,419
Forward agreements	(210,971,245)	31,635,413	58,404,905	24,739,760
Short-term U.S. government and agency obligations	38,696	492	40,326	7,983

Net realized gain (loss)	(206,293,344)	32,890,020	67,052,747	25,059,162

Change in net unrealized appreciation/depreciation on
Futures contracts	(9,939,230)	(974,170)	(4,143,535)	680,035
Forward agreements	(95,001,841)	(13,766,948)	(75,841,991)	10,496
Short-term U.S. government and agency obligations	(19,111)	12,122	5,841	25,519

Change in net unrealized appreciation/depreciation	(104,960,182)	(14,728,996)	(79,979,685)	716,050

Net realized and unrealized gain (loss)	(311,253,526)	18,161,024	(12,926,938)	25,775,212

Net income (loss)	$(313,683,501)	$17,820,834	$(16,680,619)	$25,097,256

Net income (loss) per weighted-average share	$(62.69)	$6.25	$(3.77)	$8.74

Weighted-average shares outstanding	5,003,860	2,850,563	4,425,705	2,871,561

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$547,003,919

Addition of 3,700,000 shares	728,989,750
Redemption of 1,950,000 shares	(377,384,224)

Net addition (redemption) of 1,750,000 shares	351,605,526

Net investment income (loss)	(3,753,681)
Net realized gain (loss)	67,052,747
Change in net unrealized appreciation/depreciation	(79,979,685)

Net income (loss)	(16,680,619)

Shareholders’ equity, at June 30, 2011	$881,928,826

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

(unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash flow from operating activities
Net income (loss)	$(16,680,619)	$25,097,256
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for forward agreements	—	(337,800)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(3,803,287)	104,638
Net sale (purchase) of short-term U.S. government and agency obligations	(407,829,025)	(12,228,756)
Change in unrealized appreciation/depreciation on investments	75,836,150	(36,015)
Decrease (Increase) in receivable on futures contracts	301,016	(30,878)
Increase (Decrease) in management fee payable	332,263	15,012

Net cash provided by (used in) operating activities	(351,843,502)	12,583,457

Cash flow from financing activities
Proceeds from addition of shares	728,989,750	73,802,200
Payment on shares redeemed	(377,384,224)	(69,247,131)

Net cash provided by (used in) financing activities	351,605,526	4,555,069

Net increase (decrease) in cash	(237,976)	17,138,526
Cash, beginning of period	2,505,032	75,670

Cash, end of period	$2,267,056	$17,214,196

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	0000000000000	0000000000000
	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$3,193,729	$3,514,285
Segregated cash balances with brokers for futures contracts	3,512,895	512,663
Short-term U.S. government and agency obligations (Note 3) (cost $635,371,119 and $105,316,101, respectively)	635,383,368	105,319,504
Unrealized appreciation on forward agreements	15,622,660	—

Total assets	657,712,652	109,346,452

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	227,423
Management fee payable	499,288	75,903
Unrealized depreciation on forward agreements	—	10,010,345

Total liabilities	499,288	10,313,671

Shareholders’ equity
Shareholders’ equity	657,213,364	99,032,781

Total liabilities and shareholders’ equity	$657,712,652	$109,346,452

Shares outstanding	35,194,369	2,482,479

Net asset value per share (Note 1)	$18.67	$39.89

Market value per share (Note 1) (Note 2)	$18.99	$39.28

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (97% of shareholders’ equity)
U.S. Treasury Bills:
0.005% due 07/07/11†	$20,235,000	$20,234,972
0.065% due 07/14/11†	49,364,000	49,363,837
0.058% due 07/21/11†	72,056,000	72,055,243
0.010% due 07/28/11	13,195,000	13,194,905
0.037% due 08/04/11†	119,384,000	119,382,364
0.042% due 08/11/11†	58,246,000	58,245,033
0.046% due 08/18/11†	117,227,000	117,224,714
0.042% due 08/25/11†	17,987,000	17,986,595
0.028% due 09/01/11	52,343,000	52,341,676
0.031% due 09/08/11†	19,651,000	19,650,629
0.004% due 09/15/11	52,767,000	52,764,805
0.019% due 09/22/11†	36,959,000	36,956,890
0.015% due 09/29/11	5,982,000	5,981,705

Total short-term U.S. government and agency obligations (cost $635,371,119)		$635,383,368

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires September 2011	207	$36,051,120	$848,525

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	07/07/11	$(8,932,500)	$(312,825,083)	$4,863,523
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	07/07/11	(27,553,000)	(964,933,613)	10,759,137

				$15,622,660

†	All or partial amount segregated as collateral for forward agreements.

^	The positions and counterparties herein are as of June 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Investment Income
Interest	$57,651	$24,355	$104,548	$39,267

Expenses
Management fee	1,142,997	129,704	1,483,259	297,094
Brokerage commissions	1,656	1,235	2,287	1,892

Total expenses	1,144,653	130,939	1,485,546	298,986

Net investment income (loss)	(1,087,002)	(106,584)	(1,380,998)	(259,719)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,933,700	(447,210)	210,504	(63,750)
Forward agreements	27,010,732	(19,007,793)	(52,554,885)	(22,117,438)
Short-term U.S. government and agency obligations	1,253	130	2,521	3,217

Net realized gain (loss)	28,945,685	(19,454,873)	(52,341,860)	(22,177,971)

Change in net unrealized appreciation/depreciation on
Futures contracts	1,138,020	173,585	1,367,945	(193,285)
Forward agreements	24,618,761	4,889,197	25,633,005	(835,316)
Short-term U.S. government and agency obligations	7,090	2,701	8,846	7,791

Change in net unrealized appreciation/depreciation	25,763,871	5,065,483	27,009,796	(1,020,810)

Net realized and unrealized gain (loss)	54,709,556	(14,389,390)	(25,332,064)	(23,198,781)

Net income (loss)	$53,622,554	$(14,495,974)	$(26,713,062)	$(23,458,500)

Net income (loss) per weighted-average share (Note 1)	$2.04	$(37.76)	$(1.75)	$(60.79)

Weighted-average shares outstanding (Note 1)	26,263,600	383,857	15,228,421	385,917

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$99,032,781

Addition of 45,687,500 shares (Note 1)	866,620,194
Redemption of 12,975,610 shares (Note 1)	(281,726,549)

Net addition (redemption) of 32,711,890 shares (Note 1)	584,893,645

Net investment income (loss)	(1,380,998)
Net realized gain (loss)	(52,341,860)
Change in net unrealized appreciation/depreciation	27,009,796

Net income (loss)	(26,713,062)

Shareholders’ equity, at June 30, 2011	$657,213,364

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

(unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash flow from operating activities
Net income (loss)	$(26,713,062)	$(23,458,500)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for forward agreements	—	(100)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(3,000,232)	224,903
Net sale (purchase) of short-term U.S. government and agency obligations	(530,055,018)	19,196,388
Change in unrealized appreciation/depreciation on investments	(25,641,851)	827,525
Increase (Decrease) in management fee payable	423,385	(11,843)
Increase (Decrease) in payable on futures contracts	(227,423)	64,385

Net cash provided by (used in) operating activities	(585,214,201)	(3,157,242)

Cash flow from financing activities
Proceeds from addition of shares	866,620,194	53,370,408
Payment on shares redeemed	(281,726,549)	(39,461,634)

Net cash provided by (used in) financing activities	584,893,645	13,908,774

Net increase (decrease) in cash	(320,556)	10,751,532
Cash, beginning of period	3,514,285	78,312

Cash, end of period	$3,193,729	$10,829,844

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	00000000000	00000000000
	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$4,393	$13,447
Short-term U.S. government and agency obligations (Note 3) (cost $8,954,717 and $7,373,910, respectively)	8,954,822	7,374,157
Unrealized appreciation on foreign currency forward contracts	109,012	348,179

Total assets	9,068,227	7,735,783

Liabilities and shareholders’ equity
Liabilities
Management fee payable	6,963	6,099

Total liabilities	6,963	6,099

Shareholders’ equity
Shareholders’ equity	9,061,264	7,729,684

Total liabilities and shareholders’ equity	$9,068,227	$7,735,783

Shares outstanding	300,014	300,014

Net asset value per share	$30.20	$25.76

Market value per share (Note 2)	$30.16	$25.86

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (99% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 07/07/11	$121,000	$121,000
0.060% due 07/14/11	680,000	679,998
0.058% due 07/21/11	575,000	574,994
0.053% due 07/28/11†	526,000	525,996
0.024% due 08/04/11†	1,879,000	1,878,974
0.015% due 08/11/11†	805,000	804,987
0.048% due 08/18/11	588,000	587,988
0.045% due 08/25/11	839,000	838,981
0.036% due 09/08/11	1,404,000	1,403,973
(0.014)% due 09/15/11	1,076,000	1,075,955
0.011% due 09/22/11	231,000	230,987
0.015% due 09/29/11	231,000	230,989

Total short-term U.S. government and agency obligations (cost $8,954,717)		$8,954,822

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	07/08/11	6,308,625	$9,147,615	$62,038
Euro with UBS AG	07/08/11	6,990,900	10,136,925	61,710

				$123,748

Contracts to Sell
Euro with Goldman Sachs International	07/08/11	(248,800)	$(360,764)	$(4,571)
Euro with UBS AG	07/08/11	(551,400)	(799,540)	(10,165)

				$(14,736)

†	All or partial amount segregated as collateral for foreign currency forward contracts.

^	The positions and counterparties herein are as of June 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Investment Income
Interest	$1,431	$4,342	$3,842	$5,822

Expenses
Management fee	21,134	30,631	40,060	49,931

Total expenses	21,134	30,631	40,060	49,931

Net investment income (loss)	(19,703)	(26,289)	(36,218)	(44,109)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	688,719	(2,103,157)	1,607,088	(2,945,250)
Short-term U.S. government and agency obligations	19	(46)	19	389

Net realized gain (loss)	688,738	(2,103,203)	1,607,107	(2,944,861)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(272,940)	88,388	(239,167)	47,260
Short-term U.S. government and agency obligations	(162)	451	(142)	800

Change in net unrealized appreciation/depreciation	(273,102)	88,839	(239,309)	48,060

Net realized and unrealized gain (loss)	415,636	(2,014,364)	1,367,798	(2,896,801)

Net income (loss)	$395,933	$(2,040,653)	$1,331,580	$(2,940,910)

Net income (loss) per weighted-average share	$1.32	$(3.67)	$4.44	$(6.90)

Weighted-average shares outstanding	300,014	556,607	300,014	426,257

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$7,729,684

Net investment income (loss)	(36,218)
Net realized gain (loss)	1,607,107
Change in net unrealized appreciation/depreciation	(239,309)

Net income (loss)	1,331,580

Shareholders’ equity, at June 30, 2011	$9,061,264

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

(unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash flow from operating activities
Net income (loss)	$1,331,580	$(2,940,910)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(1,580,807)	939,465
Change in unrealized appreciation/depreciation on investments	239,309	(48,060)
Increase (Decrease) in management fee payable	864	5,519

Net cash provided by (used in) operating activities	(9,054)	(2,043,986)

Cash flow from financing activities
Proceeds from addition of shares	—	20,023,154
Payment on shares redeemed	—	(8,285,059)

Net cash provided by (used in) financing activities	—	11,738,095

Net increase (decrease) in cash	(9,054)	9,694,109
Cash, beginning of period	13,447	79,160

Cash, end of period	$4,393	$9,773,269

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$322,049	$251,588
Short-term U.S. government and agency obligations (Note 3) (cost $634,949,814 and $471,813,434, respectively)	634,959,570	471,829,446
Receivable from capital shares sold	10,050,072	—

Total assets	645,331,691	472,081,034

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	4,109,402
Management fee payable	435,362	364,560
Unrealized depreciation on foreign currency forward contracts	12,569,162	23,194,077

Total liabilities	13,004,524	27,668,039

Shareholders’ equity
Shareholders’ equity	632,327,167	444,412,995

Total liabilities and shareholders’ equity	$645,331,691	$472,081,034

Shares outstanding	37,750,014	21,900,014

Net asset value per share	$16.75	$20.29

Market value per share (Note 2)	$16.76	$20.31

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (100% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 07/07/11	$10,077,000	$10,076,986
0.063% due 07/14/11†	67,831,000	67,830,776
0.058% due 07/21/11†	66,706,000	66,705,300
0.030% due 08/04/11	46,094,000	46,093,369
0.043% due 08/11/11†	4,880,000	4,879,919
0.041% due 08/18/11	30,250,000	30,249,410
0.044% due 08/25/11†	77,283,000	77,281,261
0.041% due 09/01/11	47,250,000	47,248,805
0.033% due 09/08/11	43,863,000	43,862,171
0.033% due 09/15/11	49,749,000	49,746,930
0.014% due 09/22/11	119,697,000	119,690,165
0.015% due 09/29/11	71,298,000	71,294,478

Total short-term U.S. government and agency obligations (cost $634,949,814)		$634,959,570

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	07/08/11	12,347,800	$17,904,522	$80,473
Euro with UBS AG	07/08/11	105,580,800	153,093,974	104,821

				$185,294

Contracts to Sell
Euro with Goldman Sachs International	07/08/11	(438,423,925)	$(635,722,225)	$(5,908,019)
Euro with UBS AG	07/08/11	(550,659,000)	(798,465,012)	(6,846,437)

				$(12,754,456)

†	All or partial amount segregated as collateral for foreign currency forward contracts.

^	The positions and counterparties herein are as of June 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Investment Income
Interest	$74,406	$194,264	$218,767	$233,219

Expenses
Management fee	1,086,768	1,008,849	2,120,677	1,489,971

Total expenses	1,086,768	1,008,849	2,120,677	1,489,971

Net investment income (loss)	(1,012,362)	(814,585)	(1,901,910)	(1,256,752)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(39,284,937)	74,527,067	(101,433,972)	88,468,274
Short-term U.S. government and agency obligations	1,790	14,181	3,197	25,334

Net realized gain (loss)	(39,283,147)	74,541,248	(101,430,775)	88,493,608

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	6,451,205	(2,026,475)	10,624,915	3,678,219
Short-term U.S. government and agency obligations	(3,006)	38,706	(6,256)	46,315

Change in net unrealized appreciation/depreciation	6,448,199	(1,987,769)	10,618,659	3,724,534

Net realized and unrealized gain (loss)	(32,834,948)	72,553,479	(90,812,116)	92,218,142

Net income (loss)	$(33,847,310)	$71,738,894	$(92,714,026)	$90,961,390

Net income (loss) per weighted-average share	$(1.27)	$3.97	$(3.74)	$6.42

Weighted-average shares outstanding	26,676,388	18,089,025	24,766,312	14,170,732

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$444,412,995

Addition of 20,050,000 shares	359,835,135
Redemption of 4,200,000 shares	(79,206,937)

Net addition (redemption) of 15,850,000 shares	280,628,198

Net investment income (loss)	(1,901,910)
Net realized gain (loss)	(101,430,775)
Change in net unrealized appreciation/depreciation	10,618,659

Net income (loss)	(92,714,026)

Shareholders’ equity, at June 30, 2011	$632,327,167

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

(unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash flow from operating activities
Net income (loss)	$(92,714,026)	$90,961,390
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(163,136,380)	(335,398,197)
Change in unrealized appreciation/depreciation on investments	(10,618,659)	(3,724,534)
Increase (Decrease) in management fee payable	70,802	334,722

Net cash provided by (used in) operating activities	(266,398,263)	(247,826,619)

Cash flow from financing activities
Proceeds from addition of shares	349,785,063	376,461,742
Payment on shares redeemed	(83,316,339)	(117,270,815)

Net cash provided by (used in) financing activities	266,468,724	259,190,927

Net increase (decrease) in cash	70,461	11,364,308
Cash, beginning of period	251,588	76,035

Cash, end of period	$322,049	$11,440,343

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$2,536	$10,637
Short-term U.S. government and agency obligations (Note 3) (cost $3,358,901 and $4,733,572, respectively)	3,358,922	4,733,703
Unrealized appreciation on foreign currency forward contracts	18,137	283,503

Total assets	3,379,595	5,027,843

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,643	3,603

Total liabilities	2,643	3,603

Shareholders’ equity
Shareholders’ equity	3,376,952	5,024,240

Total liabilities and shareholders’ equity	$3,379,595	$5,027,843

Shares outstanding	100,014	150,014

Net asset value per share	$33.76	$33.49

Market value per share (Note 2)	$33.78	$33.29

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (99% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 07/07/11	$584,000	$583,999
0.065% due 07/14/11	270,000	269,999
0.030% due 08/04/11	339,000	338,995
0.015% due 08/11/11†	358,000	357,994
0.048% due 08/18/11	226,000	225,996
0.036% due 09/08/11	499,000	498,990
0.005% due 09/15/11	509,000	508,979
0.011% due 09/22/11	287,000	286,984
0.015% due 09/29/11	287,000	286,986

Total short-term U.S. government and agency obligations (cost $3,358,901)		$3,358,922

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	07/08/11	324,120,000	$4,025,945	$12,384
Yen with UBS AG	07/08/11	234,410,000	2,911,643	6,359

				$18,743

Contracts to Sell
Yen with Goldman Sachs International	07/08/11	(4,300,000)	$(53,411)	$(180)
Yen with UBS AG	07/08/11	(10,490,000)	(130,298)	(426)

				$(606)

†	All or partial amount segregated as collateral for foreign currency forward contracts.

^	The positions and counterparties herein are as of June 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Investment Income
Interest	$470	$1,633	$1,495	$2,546

Expenses
Management fee	7,813	9,418	15,917	19,069

Total expenses	7,813	9,418	15,917	19,069

Net investment income (loss)	(7,343)	(7,785)	(14,422)	(16,523)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	70,451	(102,356)	226,180	(198,293)
Short-term U.S. government and agency obligations	25	—	19	(69)

Net realized gain (loss)	70,476	(102,356)	226,199	(198,362)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	137,043	535,869	(265,366)	585,212
Short-term U.S. government and agency obligations	(45)	114	(110)	491

Change in net unrealized appreciation/depreciation	136,998	535,983	(265,476)	585,703

Net realized and unrealized gain (loss)	207,474	433,627	(39,277)	387,341

Net income (loss)	$200,131	$425,842	$(53,699)	$370,818

Net income (loss) per weighted-average share	$2.00	$2.84	$(0.52)	$2.47

Weighted-average shares outstanding	100,014	150,014	103,053	150,014

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$5,024,240

Redemption of 50,000 shares	(1,593,589)

Net investment income (loss)	(14,422)
Net realized gain (loss)	226,199
Change in net unrealized appreciation/depreciation	(265,476)

Net income (loss)	(53,699)

Shareholders’ equity, at June 30, 2011	$3,376,952

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

(unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash flow from operating activities
Net income (loss)	$(53,699)	$370,818
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	1,374,671	956,807
Change in unrealized appreciation/depreciation on investments	265,476	(585,703)
Increase (Decrease) in management fee payable	(960)	(222)

Net cash provided by (used in) operating activities	1,585,488	741,700

Cash flow from financing activities
Payment on shares redeemed	(1,593,589)	—

Net increase (decrease) in cash	(8,101)	741,700
Cash, beginning of period	10,637	85,344

Cash, end of period	$2,536	$827,044

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	000000000000000	000000000000000
	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$183,946	$120,494
Short-term U.S. government and agency obligations (Note 3) (cost $365,745,911 and $223,865,319, respectively)	365,754,641	223,873,131

Total assets	365,938,587	223,993,625

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	6,810,570	—
Management fee payable	283,420	170,158
Unrealized depreciation on foreign currency forward contracts	2,426,952	16,137,654

Total liabilities	9,520,942	16,307,812

Shareholders’ equity
Shareholders’ equity	356,417,645	207,685,813

Total liabilities and shareholders’ equity	$365,938,587	$223,993,625

Shares outstanding	23,550,014	13,250,014

Net asset value per share	$15.13	$15.67

Market value per share (Note 2)	$15.13	$15.67

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (103% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 07/07/11	$40,206,000	$40,205,944
0.064% due 07/14/11	29,162,000	29,161,904
0.058% due 07/21/11†	22,436,000	22,435,764
0.041% due 07/28/11	48,298,000	48,297,652
0.026% due 08/04/11†	39,612,000	39,611,457
0.043% due 08/11/11	8,340,000	8,339,862
0.048% due 08/18/11	16,716,000	16,715,674
0.044% due 08/25/11	107,231,000	107,228,587
0.055% due 09/01/11†	4,663,000	4,662,882
0.035% due 09/08/11	4,724,000	4,723,911
0.017% due 09/15/11	31,497,000	31,495,690
0.011% due 09/22/11	6,438,000	6,437,632
0.015% due 09/29/11	6,438,000	6,437,682

Total short-term U.S. government and agency obligations (cost $365,745,911)		$365,754,641

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	07/08/11	2,235,880,000	$27,772,213	$4,982
Yen with UBS AG	07/08/11	6,524,880,000	81,046,549	(151,473)

				$(146,491)

Contracts to Sell
Yen with Goldman Sachs International	07/08/11	(31,837,740,000)	$(395,461,518)	$(1,211,905)
Yen with UBS AG	07/08/11	(34,312,880,000)	(426,205,617)	(1,068,556)

				$(2,280,461)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Investment Income
Interest	$63,492	$69,595	$152,103	$86,129

Expenses
Management fee	852,848	364,439	1,527,901	598,770

Total expenses	852,848	364,439	1,527,901	598,770

Net investment income (loss)	(789,356)	(294,844)	(1,375,798)	(512,641)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(4,069,778)	(432,430)	(21,728,019)	298,913
Short-term U.S. government and agency obligations	2,795	1,343	2,809	4,937

Net realized gain (loss)	(4,066,983)	(431,087)	(21,725,210)	303,850

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(19,654,614)	(17,979,091)	13,710,702	(14,757,081)
Short-term U.S. government and agency obligations	(7,799)	10,624	918	14,528

Change in net unrealized appreciation/depreciation	(19,662,413)	(17,968,467)	13,711,620	(14,742,553)

Net realized and unrealized gain (loss)	(23,729,396)	(18,399,554)	(8,013,590)	(14,438,703)

Net income (loss)	$(24,518,752)	$(18,694,398)	$(9,389,388)	$(14,951,344)

Net income (loss) per weighted-average share	$(1.06)	$(2.50)	$(0.46)	$(2.40)

Weighted-average shares outstanding	23,112,651	7,474,190	20,600,566	6,221,285

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$207,685,813

Addition of 19,600,000 shares	302,417,904
Redemption of 9,300,000 shares	(144,296,684)

Net addition (redemption) of 10,300,000 shares	158,121,220

Net investment income (loss)	(1,375,798)
Net realized gain (loss)	(21,725,210)
Change in net unrealized appreciation/depreciation	13,711,620

Net income (loss)	(9,389,388)

Shareholders’ equity, at June 30, 2011	$356,417,645

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

(unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash flow from operating activities
Net income (loss)	$(9,389,388)	$(14,951,344)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(141,880,592)	(84,636,341)
Change in unrealized appreciation/depreciation on investments	(13,711,620)	14,742,553
Increase (Decrease) in management fee payable	113,262	70,394

Net cash provided by (used in) operating activities	(164,868,338)	(84,774,738)

Cash flow from financing activities
Proceeds from addition of shares	302,417,904	112,049,212
Payment on shares redeemed	(137,486,114)	(19,252,977)

Net cash provided by (used in) financing activities	164,931,790	92,796,235

Net increase (decrease) in cash	63,452	8,021,497
Cash, beginning of period	120,494	75,424

Cash, end of period	$183,946	$8,096,921

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF*

STATEMENT OF FINANCIAL CONDITION

June 30, 2011 (unaudited)
Assets
Cash	$400
Offering costs (Note 5)	28,764

Total assets	29,164

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	28,764

Total liabilities	28,764

Shareholders’ equity
Shareholders’ equity	$400

Total liabilities and shareholders’ equity	$29,164

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	000000000000000	000000000000000
	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$2,495,908	$400
Short-term U.S. government and agency obligations (Note 3) (cost $47,043,900 and $0, respectively)	47,044,543	—
Receivable from capital shares sold	6,820,250	—
Offering costs (Note 5)	100,870	198,998

Total assets	56,461,571	199,398

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	7,956,958	—
Payable on open futures contracts	1,865,964	—
Management fee payable	36,288	—
Payable for offering costs	—	198,998

Total liabilities	9,859,210	198,998

Shareholders’ equity
Shareholders’ equity	46,602,361	400

Total liabilities and shareholders’ equity	$56,461,571	$199,398

Shares outstanding	1,025,005	5

Net asset value per share	$45.47	$80.00

Market value per share (Note 2)	$45.68	$80.00

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (101% of shareholders’ equity)
U.S. Treasury Bills:
0.005% due 07/07/11	$81,000	$81,000
0.056% due 07/14/11†	5,517,000	5,516,982
0.058% due 07/21/11	7,000	7,000
0.006% due 07/28/11	1,162,000	1,161,992
0.017% due 08/04/11	2,082,000	2,081,971
0.030% due 08/11/11	1,275,000	1,274,979
0.044% due 08/18/11	6,376,000	6,375,876
0.042% due 08/25/11†	5,910,000	5,909,867
0.026% due 09/01/11	2,596,000	2,595,934
0.031% due 09/15/11	9,924,000	9,923,587
0.011% due 09/22/11	6,058,000	6,057,654
0.015% due 09/29/11	6,058,000	6,057,701

Total short-term U.S. government and agency obligations (cost $47,043,900)		$47,044,543

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2011	1,280	$22,656,000	$(2,057,850)
VIX Futures - CBOE, expires August 2011	1,278	23,962,500	(2,394,810)

			$(4,452,660)

†	All or partial amount segregated as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

(unaudited)

	Three months ended June 30, 2011	Six months ended June 30, 2011
Investment Income
Interest	$6,917	$9,937

Expenses
Management fee	57,326	36,288
Offering costs	49,886	98,128

Total expenses	107,212	134,416

Net investment income (loss)	(100,295)	(124,479)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(12,442,150)	(12,793,640)
Short-term U.S. government and agency obligations	1,496	1,500

Net realized gain (loss)	(12,440,654)	(12,792,140)

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,970,450)	(4,452,660)
Short-term U.S. government and agency obligations	(244)	643

Change in net unrealized appreciation/depreciation	(1,970,694)	(4,452,017)

Net realized and unrealized gain (loss)	(14,411,348)	(17,244,157)

Net income (loss)	$(14,511,643)	$(17,368,636)

Net income (loss) per weighted-average share	$(15.00)	$(29.45)

Weighted-average shares outstanding	967,587	589,752

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$400

Addition of 2,125,000 shares	122,846,234
Redemption of 1,100,000 shares	(58,875,637)

Net addition (redemption) of 1,025,000 shares	63,970,597

Net investment income (loss)	(124,479)
Net realized gain (loss)	(12,792,140)
Change in net unrealized appreciation/depreciation	(4,452,017)

Net income (loss)	(17,368,636)

Shareholders’ equity, at June 30, 2011	$46,602,361

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(unaudited)

Six months ended June 30, 2011
Cash flow from operating activities
Net income (loss)	$(17,368,636)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(47,043,900)
Change in unrealized appreciation/depreciation on investments	(643)
Amortization of offering cost	98,128
Increase (Decrease) in management fee payable	36,288
Increase (Decrease) in payable on futures contracts	1,865,964
Increase (Decrease) in payable for offering costs	(198,998)

Net cash provided by (used in) operating activities	(62,611,797)

Cash flow from financing activities
Proceeds from addition of shares	116,025,984
Payment on shares redeemed	(50,918,679)

Net cash provided by (used in) financing activities	65,107,305

Net increase (decrease) in cash	2,495,508
Cash, beginning of period	400

Cash, end of period	$2,495,908

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF*

STATEMENT OF FINANCIAL CONDITION

June 30, 2011 (unaudited)
Assets
Cash	$400
Offering costs (Note 5)	28,764

Total assets	29,164

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	28,764

Total liabilities	28,764

Shareholders’ equity
Shareholders’ equity	$400

Total liabilities and shareholders’ equity	$29,164

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT VIX SHORT-TERM FUTURES ETF*

STATEMENT OF FINANCIAL CONDITION

June 30, 2011 (unaudited)
Assets
Cash	$400
Offering costs (Note 5)	18,478

Total assets	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478

Total liabilities	18,478

Shareholders’ equity
Shareholders’ equity	$400

Total liabilities and shareholders’ equity	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX MID-TERM FUTURES ETF*

STATEMENT OF FINANCIAL CONDITION

June 30, 2011 (unaudited)
Assets
Cash	$400
Offering costs (Note 5)	18,478

Total assets	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478

Total liabilities	18,478

Shareholders’ equity
Shareholders’ equity	$400

Total liabilities and shareholders’ equity	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$707,277	$400
Short-term U.S. government and agency obligations (Note 3) (cost $13,411,564 and $0, respectively)	13,411,641	—
Offering costs (Note 5)	63,044	124,374
Limitation by Sponsor	26,552	—

Total assets	14,208,514	124,774

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	312,783	—
Payable for offering costs	—	124,374

Total liabilities	312,783	124,374

Shareholders’ equity
Shareholders’ equity	13,895,731	400

Total liabilities and shareholders’ equity	$14,208,514	$124,774

Shares outstanding	225,005	5

Net asset value per share	$61.76	$80.00

Market value per share (Note 2)	$61.78	$80.00

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (97% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 07/07/11	$147,000	$147,000
0.065% due 07/14/11†	3,240,000	3,239,989
0.058% due 07/21/11	2,116,000	2,115,978
0.021% due 08/04/11	957,000	956,987
0.055% due 08/11/11	154,000	153,997
0.048% due 08/18/11	865,000	864,983
0.045% due 08/25/11	564,000	563,987
0.026% due 09/01/11	317,000	316,992
0.035% due 09/08/11	285,000	284,995
0.043% due 09/15/11	313,000	312,987
0.011% due 09/22/11	4,454,000	4,453,746

Total short-term U.S. government and agency obligations (cost $13,411,564)		$13,411,641

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures – CBOE, expires October 2011	101	$2,222,000	$(80,600)
VIX Futures – CBOE, expires November 2011	203	4,577,650	(132,750)
VIX Futures – CBOE, expires December 2011	204	4,630,800	(136,210)
VIX Futures – CBOE, expires January 2012	101	2,454,300	(64,590)

			$(414,150)

†	All or partial amount segregated as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

(unaudited)

	Three months ended June 30, 2011	Six months ended June 30, 2011
Investment Income
Interest	$1,738	$3,015

Expenses
Offering costs	31,179	61,330
Limitation by Sponsor	(8,987)	(26,552)

Total expenses	22,192	34,778

Net investment income (loss)	(20,454)	(31,763)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,172,550)	(1,860,800)
Short-term U.S. government and agency obligations	139	198

Net realized gain (loss)	(1,172,411)	(1,860,602)

Change in net unrealized appreciation/depreciation on
Futures contracts	(331,020)	(414,150)
Short-term U.S. government and agency obligations	(272)	77

Change in net unrealized appreciation/depreciation	(331,292)	(414,073)

Net realized and unrealized gain (loss)	(1,503,703)	(2,274,675)

Net income (loss)	$(1,524,157)	$(2,306,438)

Net income (loss) per weighted-average share	$(9.43)	$(18.43)

Weighted-average shares outstanding	161,543	125,145

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$400

Addition of 475,000 shares	32,434,524
Redemption of 250,000 shares	(16,232,755)

Net addition (redemption) of 225,000 shares	16,201,769

Net investment income (loss)	(31,763)
Net realized gain (loss)	(1,860,602)
Change in net unrealized appreciation/depreciation	(414,073)

Net income (loss)	(2,306,438)

Shareholders’ equity, at June 30, 2011	$13,895,731

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2011

(unaudited)

Six months ended June 30, 2011
Cash flow from operating activities
Net income (loss)	$(2,306,438)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(13,411,564)
Change in unrealized appreciation/depreciation on investments	(77)
Decrease (Increase) in Limitation by Sponsor	(26,552)
Amortization of offering cost	61,330
Increase (Decrease) in payable on futures contracts	312,783
Increase (Decrease) in payable for offering costs	(124,374)

Net cash provided by (used in) operating activities	(15,494,892)

Cash flow from financing activities
Proceeds from addition of shares	32,434,524
Payment on shares redeemed	(16,232,755)

Net cash provided by (used in) financing activities	16,201,769

Net increase (decrease) in cash	706,877
Cash, beginning of period	400

Cash, end of period	$707,277

See accompanying notes to financial statements.

PROSHARES SHORT VIX MID-TERM FUTURES ETF

STATEMENT OF FINANCIAL CONDITION

June 30, 2011 (unaudited)
Assets
Cash	$400
Offering costs (Note 5)	18,478

Total assets	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478

Total liabilities	18,478

Shareholders’ equity
Shareholders’ equity	$400

Total liabilities and shareholders’ equity	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT VIX MID-TERM FUTURES ETF

STATEMENT OF FINANCIAL CONDITION

June 30, 2011 (unaudited)
Assets
Cash	$400
Offering costs (Note 5)	18,478

Total assets	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478

Total liabilities	18,478

Shareholders’ equity
Shareholders’ equity	$400

Total liabilities and shareholders’ equity	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$15,962,424	$13,024,692
Segregated cash balances with brokers for futures contracts	49,212,847	18,624,601
Short-term U.S. government and agency obligations (Note 3)
(cost $3,551,072,044 and $2,036,391,604, respectively)	3,551,139,995	2,036,464,179
Unrealized appreciation on swap agreements	9,151,926	7,405,394
Unrealized appreciation on forward agreements	20,031,600	54,916,155
Unrealized appreciation on foreign currency forward contracts	127,149	631,682
Receivable from capital shares sold	54,664,169	—
Receivable on open futures contracts	1,978,268	3,487,401
Offering costs (Note 5)	390,116	323,372
Limitation by Sponsor	26,552	—

Total assets	3,702,685,046	2,134,877,476

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	14,767,528	46,689,878
Payable on open futures contracts	2,178,747	1,462,367
Management fee payable	2,698,091	1,633,355
Payable for offering costs	226,202	323,372
Unrealized depreciation on swap agreements	11,493,185	4,275,758
Unrealized depreciation on forward agreements	44,330,592	13,001,736
Unrealized depreciation on foreign currency forward contracts	14,996,114	39,331,731

Total liabilities	90,690,459	106,718,197

Shareholders’ equity
Shareholders’ equity	3,611,994,587	2,028,159,279

Total liabilities and shareholders’ equity	$3,702,685,046	$2,134,877,476

Shares outstanding	125,463,489	55,764,998

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

(unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Investment Income
Interest	$509,254	$652,503	$1,227,378	$869,339

Expenses
Management fee	7,805,134	3,632,101	13,299,907	6,324,313
Brokerage commissions	48,369	71,822	98,253	116,830
Offering costs	81,065	—	159,458	—
Limitation by Sponsor	(8,987)	—	(26,552)	—

Total expenses	7,925,581	3,703,923	13,531,066	6,441,143

Net investment income (loss)	(7,416,327)	(3,051,420)	(12,303,688)	(5,571,804)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	11,806,302	(4,703,057)	31,019,677	13,918,891
Swap agreements	(1,544,607)	(30,848,997)	51,475,669	4,125,809
Forward agreements	(156,751,649)	39,649,691	33,167,638	25,340,360
Foreign currency forward contracts	(42,595,545)	71,889,124	(121,328,723)	85,623,644
Short-term U.S. government and agency obligations	65,478	26,545	75,375	104,490

Net realized gain (loss)	(189,020,021)	76,013,306	(5,590,364)	129,113,194

Change in net unrealized appreciation/depreciation on
Futures contracts	(34,125,970)	(6,549,375)	(17,093,140)	(10,768,300)
Swap agreements	1,792,727	19,373,248	(5,470,895)	(141,576)
Forward agreements	(85,589,791)	(14,204,851)	(66,213,411)	(1,729,543)
Foreign currency forward contracts	(13,339,306)	(19,381,309)	23,831,084	(10,446,390)
Short-term U.S. government and agency obligations	(45,475)	100,707	(4,624)	168,802

Change in net unrealized appreciation/depreciation	(131,307,815)	(20,661,580)	(64,950,986)	(22,917,007)

Net realized and unrealized gain (loss)	(320,327,836)	55,351,726	(70,541,350)	106,196,187

Net income (loss)	$(327,744,163)	$52,300,306	$(82,845,038)	$100,624,383

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

JUNE 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$2,028,159,279

Addition of 120,372,500 shares	3,673,128,916
Redemption of 50,674,009 shares	(2,006,448,570)

Net addition (redemption) of 69,698,491 shares	1,666,680,346

Net investment income (loss)	(12,303,688)
Net realized gain (loss)	(5,590,364)
Change in net unrealized appreciation/depreciation	(64,950,986)

Net income (loss)	(82,845,038)

Shareholders’ equity, at June 30, 2011	$3,611,994,587

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

(unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash flow from operating activities
Net income (loss)	$(82,845,038)	$100,624,383
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	—	(321,300)
Decrease (Increase) in segregated cash balances for forward agreements	—	(747,400)
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(30,588,246)	(5,234,346)
Net sale (purchase) of short-term U.S. government and agency obligations	(1,514,680,440)	(520,085,485)
Change in unrealized appreciation/depreciation on investments	47,857,846	12,148,707
Decrease (Increase) in receivable on futures contracts	1,509,133	1,050,512
Decrease (Increase) in offering costs	(226,202)	—
Decrease (Increase) in Limitation by Sponsor	(26,552)	—
Amortization of offering cost	159,458	—
Increase (Decrease) in management fee payable	1,064,736	550,262
Increase (Decrease) in payable on futures contracts	716,380	(1,206,684)
Increase (Decrease) in payable for offering costs	(97,170)	—

Net cash provided by (used in) operating activities	(1,577,156,095)	(413,221,351)

Cash flow from financing activities
Proceeds from addition of shares	3,618,464,747	1,690,982,113
Payment on shares redeemed	(2,038,370,920)	(1,166,687,302)

Net cash provided by (used in) financing activities	1,580,093,827	524,294,811

Net increase (decrease) in cash	2,937,732	111,073,460
Cash, beginning of period	13,024,692	967,043

Cash, end of period	$15,962,424	$112,040,503

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

NOTE 1 – ORGANIZATION

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series (each, a “Fund” and collectively, the “Funds”). The following fourteen series of the Trust, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”), ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “VIX Fund” and collectively, the “VIX Funds”) issue common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged or VIX Fund. The Shares of each Leveraged and VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Trust has also registered shares for ten additional series: ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (each, a “Short Fund” and collectively, the “Short Funds”), ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas (each, a “New Natural Gas Fund” and collectively, the “New Natural Gas Funds”), ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (each, a “New VIX Fund” and collectively, the “New VIX Funds”). The Short Funds, the New Natural Gas Funds and the New VIX Funds are collectively referred to herein as the “New Funds”. As of June 30, 2011, each of the Short Funds had seed capital of $200, but neither of the Short Funds had commenced investment operations, and each of the New Natural Gas Funds and the New VIX Funds had seed capital of $400, but none of the New Natural Gas Funds or the New VIX Funds had commenced investment operations; therefore, these Financial Statements do not include Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity or Statements of Cash Flows for the New Funds. The Short Funds and the New Natural Gas Funds, together with the Leveraged Funds, are referred to as the “Geared Funds” in these Notes to Financial Statements. The Trust had no operations prior to November 24, 2008 other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of fourteen Shares of each Leveraged Fund at an aggregate purchase price of $350 in each of the Leveraged Funds.

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

Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to twice (2x) the daily performance of its corresponding benchmark. Each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to twice the inverse (-2x) of the daily performance of its corresponding benchmark. Daily performance is measured from the calculation of one NAV to the next. Each of the Geared Funds generally invests or will invest in Financial Instruments (i.e., commodity-based or currency-based instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts) as a substitute for investing directly in a commodity or currency in order to gain exposure to the commodity index, commodity or currency. The Financial Instruments in which ProShares Short DJ-UBS Natural Gas will invest are limited to futures contracts. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results for the Funds. Each “VIX” Fund seeks daily investment results (before fees and expenses) that match the performance of a benchmark. Each VIX Fund intends to obtain exposure to its benchmark by investing in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”).

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than one day because mathematical compounding prevents the Geared Funds from achieving such results. Accordingly, results over periods of time greater than one day should not be expected to be a simple multiple (e.g., 2x or -2x) of the period return of the corresponding benchmark and will likely differ significantly. The VIX Funds seek to achieve their stated investment objective both over a single day and over time.

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

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2010, as filed with the SEC on March 1, 2011.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated June 30, 2011, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Leveraged Funds’ and the VIX Funds’ final net asset value for creation and redemption of fund shares for the period ended June 30, 2011 were as follows. All times are Eastern Standard Time:

	NAV Calculation Time	NAV Calculation Date
Ultra Silver, UltraShort Silver	7:00 A.M.	June 30
Ultra Gold, UltraShort Gold	10:00 A.M.	June 30
Ultra DJ-UBS Commodity, UltraShort DJ-UBS Commodity	2:30 P.M.	June 30
Ultra DJ-UBS Crude Oil, UltraShort DJ-UBS Crude Oil	2:30 P.M.	June 30
Ultra Euro, UltraShort Euro	4:00 P.M.	June 30
Ultra Yen, UltraShort Yen	4:00 P.M.	June 30
VIX Short-Term Futures ETF, VIX Mid-Term Futures ETF	4:15 P.M.	June 30

Although the Leveraged Funds’ and VIX Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three and six months ended June 30, 2011.

Market value per share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per share is calculated.

For financial reporting purposes, the Leveraged Funds and VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of some Leveraged Funds’ and VIX Funds’ final creation/redemption NAV for the three and six months ended June 30, 2011.

Investment Valuation

Short-term investments are valued at market price. Treasury securities having a maturity of greater than sixty days are valued at market price. In each of these situations, valuations are typically categorized as Level 1 in the fair value hierarchy.

Derivatives (e.g., futures, swaps and forward agreements) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold and Silver Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold and Silver Funds are valued at the last sales price prior to the time at which the NAV per share of a Fund is determined. These valuations are typically categorized as Level 1 in the fair value hierarchy. If there was no sale on that day, and for non-exchange-traded derivatives, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. When market closing prices are not available, the Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level 2 or Level 3 in the fair value hierarchy.

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

The following table summarizes the valuation of investments at June 30, 2011 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Ultra DJ-UBS Commodity	$18,514,669	$—	$—	$—	$(1,813,382)	$16,701,287
UltraShort DJ-UBS Commodity	27,261,465	—	—	—	2,252,534	29,513,999
Ultra DJ-UBS Crude Oil	382,583,422	(8,560,860)	—	—	(9,679,803)	364,342,759
UltraShort DJ-UBS Crude Oil	123,614,651	2,287,900	—	—	6,899,392	132,801,943
Ultra Gold	296,053,835	(216,870)	(14,680,169)	—	—	281,156,796
UltraShort Gold	90,494,051	80,660	4,408,940	—	—	94,983,651
Ultra Silver	903,750,395	(1,087,315)	(29,650,423)	—	—	873,012,657
UltraShort Silver	635,383,368	848,525	15,622,660	—	—	651,854,553
Ultra Euro	8,954,822	—	—	109,012	—	9,063,834
UltraShort Euro	634,959,570	—	—	(12,569,162)	—	622,390,408
Ultra Yen	3,358,922	—	—	18,137	—	3,377,059
UltraShort Yen	365,754,641	—	—	(2,426,952)	—	363,327,689
VIX Short-Term Futures ETF	47,044,543	(4,452,660)	—	—	—	42,591,883
VIX Mid-Term Futures ETF	13,411,641	(414,150)	—	—	—	12,997,491

Total Trust	$3,551,139,995	$(11,514,770)	$(24,298,992)	$(14,868,965)	$(2,341,259)	$3,498,116,009

At June 30, 2011, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

At June 30, 2011, there were no significant transfers in or out of Level I and Level II fair value measurements.

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

Brokerage Commissions and Fees

Each Geared Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis. For the period ended June 30, 2011, the Sponsor paid and is currently paying brokerage commissions on futures contracts for the VIX Funds by reimbursing the VIX Funds monthly for the brokerage commissions paid.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlation between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will enter into swap agreements only with large, well-capitalized and well established financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at June 30, 2011 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

The Funds, as applicable, collateralize swap agreements by segregating or designating cash and/or certain securities as indicated on the Statements of Financial Condition or Schedules of Investments. Such collateral is held for the benefit of the counterparty in a segregated tri-party account at the Custodian to protect the counterparty against non-payment by the Funds. In the event of a default by the counterparty, the Funds will seek withdrawal of this collateral from the segregated account and may incur certain costs in exercising its right with respect to the collateral. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, the Funds may experience significant delays in obtaining any recovery in a bankruptcy or other reorganizational proceeding. The Funds may obtain only limited recovery or may obtain no recovery in such circumstances.

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2011, the collateral posted by counterparties consisted of U.S. Treasury securities.

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

Forward contracts are, in general, not cleared or guaranteed by a third party. The Funds may collateralize forward commodity contracts by segregating or designating cash and/or certain securities as indicated on their Statements of Financial Condition or Schedules of Investments. Such collateral is held for the benefit of the counterparty in a segregated tri-party account at the Custodian to protect the counterparty against non-payment by the Funds. In the event of a default by the counterparty, the Funds will seek withdrawal of this collateral from the segregated account and may incur certain costs in exercising its right with respect to the collateral. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, the Funds may experience significant delays in obtaining any recovery in a bankruptcy or other reorganizational proceeding. The Funds may obtain only limited recovery or may obtain no recovery in such circumstances.

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties, as those amounts are not similarly collateralized by the counterparty. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings.

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

Fair Value of Derivative Instruments

as of June 30, 2011

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$2,252,534		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares Ultra DJ- UBS Commodity	$1,813,382
		ProShares UltraShort DJ-UBS Crude Oil	9,187,292	*		ProShares Ultra DJ- UBS Crude Oil	18,240,663	*
		ProShares UltraShort Gold	4,489,600	*		ProShares Ultra Gold	14,897,039	*
		ProShares UltraShort Silver	16,471,185	*		ProShares Ultra Silver	30,737,738	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	123,748		Unrealized depreciation on foreign currency forward contracts	ProShares Ultra Euro	14,736
		ProShares UltraShort Euro	185,294			ProShares UltraShort Euro	12,754,456
		ProShares Ultra Yen	18,743			ProShares Ultra Yen	606
		ProShares UltraShort Yen	4,982			ProShares UltraShort Yen	2,431,934
VIX Futures Contracts	Receivables on open futures contracts				Payable on open futures contracts	ProShares VIX Short- Term Futures ETF	4,452,660	*
						ProShares VIX Mid- Term Futures ETF	414,150	*

		Total Trust	$32,733,378	*		Total Trust	$85,757,364	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2010

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$1,755,750		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$164,150
		ProShares Ultra DJ-UBS Crude Oil	11,062,404	*		ProShares UltraShort DJ-UBS Crude Oil	6,496,028	*
		ProShares Ultra Gold	9,030,567	*		ProShares UltraShort Gold	3,284,141	*
		ProShares Ultra Silver	49,247,788	*		ProShares UltraShort Silver	10,529,765	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	353,487		Unrealized depreciation on foreign currency forward contracts	ProShares Ultra Euro	5,308
		ProShares UltraShort Euro	930,978			ProShares UltraShort Euro	24,125,055
		ProShares Ultra Yen	292,768			ProShares Ultra Yen	9,265
		ProShares UltraShort Yen	1,856,768			ProShares UltraShort Yen	17,994,422

		Total Trust	$74,530,510	*		Total Trust	$62,608,134	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2011

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$(1,213,954)	$(2,137,478)
		ProShares UltraShort DJ-UBS Commodity	(5,131,689)	2,333,550
		ProShares Ultra DJ-UBS Crude Oil	(7,846,532)	(34,173,327)
		ProShares UltraShort DJ-UBS Crude Oil	31,529,105	12,901,862
		ProShares Ultra Gold	42,611,361	(22,454,529)
		ProShares UltraShort Gold	(15,435,937)	7,092,648
		ProShares Ultra Silver	(206,332,040)	(104,941,071)
		ProShares UltraShort Silver	28,944,432	25,756,781

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares Ultra Euro	688,719	(272,940)
		ProShares UltraShort Euro	(39,284,937)	6,451,205
		ProShares Ultra Yen	70,451	137,043
		ProShares UltraShort Yen	(4,069,778)	(19,654,614)

VIX Futures Contracts	Net realized gain (loss) on futures contracts/changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(12,442,150)	(1,970,450)
		ProShares VIX Mid-Term Futures ETF	(1,172,550)	(331,020)

		Total Trust	$(189,085,499)	$(131,262,340)

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2010

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$(2,396,285)	$1,020,246
		ProShares UltraShort DJ-UBS Commodity	688,684	(548,694)
		ProShares Ultra DJ-UBS Crude Oil	(57,213,763)	8,667,709
		ProShares UltraShort DJ-UBS Crude Oil	22,000,486	4,424,497
		ProShares Ultra Gold	46,276,817	(7,953,438)
		ProShares UltraShort Gold	(18,692,827)	2,687,038
		ProShares Ultra Silver	32,889,528	(14,741,118)
		ProShares UltraShort Silver	(19,455,003)	5,062,782

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares Ultra Euro	(2,103,157)	88,388
		ProShares UltraShort Euro	74,527,067	(2,026,475)
		ProShares Ultra Yen	(102,356)	535,869
		ProShares UltraShort Yen	(432,430)	(17,979,091)

		Total Trust	$75,986,761	$(20,762,287)

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2011

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$1,990,167	$(3,569,132)
		ProShares UltraShort DJ-UBS Commodity	(5,516,002)	2,416,684
		ProShares Ultra DJ-UBS Crude Oil	74,337,895	(29,303,067)
		ProShares UltraShort DJ-UBS Crude Oil	17,593,876	15,683,320
		ProShares Ultra Gold	50,632,772	(23,927,606)
		ProShares UltraShort Gold	(23,389,324)	7,773,741
		ProShares Ultra Silver	67,012,421	(79,985,526)
		ProShares UltraShort Silver	(52,344,381)	27,000,950

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares Ultra Euro	1,607,088	(239,167)
		ProShares UltraShort Euro	(101,433,972)	10,624,915
		ProShares Ultra Yen	226,180	(265,366)
		ProShares UltraShort Yen	(21,728,019)	13,710,702

VIX Futures Contracts	Net realized gain (loss) on futures contracts/changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(12,793,640)	(4,452,660)
		ProShares VIX Mid-Term Futures ETF	(1,860,800)	(414,150)

		Total Trust	$(5,665,739)	$(64,946,362)

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2010

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$(2,738,144)	$(636,568)
		ProShares UltraShort DJ-UBS Commodity	551,420	(220,929)
		ProShares Ultra DJ-UBS Crude Oil	(4,192,126)	(14,044,512)
		ProShares UltraShort DJ-UBS Crude Oil	23,584,698	3,247,683
		ProShares Ultra Gold	43,712,935	(204,535)
		ProShares UltraShort Gold	(20,403,714)	(442,488)
		ProShares Ultra Silver	25,051,179	690,531
		ProShares UltraShort Silver	(22,181,188)	(1,028,601)

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares Ultra Euro	(2,945,250)	47,260
		ProShares UltraShort Euro	88,468,274	3,678,219
		ProShares Ultra Yen	(198,293)	585,212
		ProShares UltraShort Yen	298,913	(14,757,081)

		Total Trust	$129,008,704	$(23,085,809)

NOTE 4 – AGREEMENTS

Management Fee

Each Geared Fund pays or will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. In the first year of the Leveraged Funds’ operations, the Sponsor did not charge its fee in an amount equal to the organization and offering costs. The Sponsor reimbursed each Leveraged Fund, if applicable, to the extent that its offering costs exceeded 0.95% of its average daily NAV of each Fund for the first year of operations. Each VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV. The Sponsor will not charge its fee in the first year of operation of each New Fund (as defined below) in an amount equal to the offering costs. The Sponsor has agreed to reimburse each New Fund to the extent that its offering costs exceed the Management Fee for the first year of operations. The Management Fee is or will be paid in consideration of the Sponsor’s services as commodity pool operator and commodity trading advisor, and for managing the business and affairs of the Geared Funds and the VIX Funds. From the Management Fee, the Sponsor pays or will pay the fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent and the licensors for the Commodity Index Funds (Dow Jones & Company, Inc. and UBS Securities LLC, together, “DJ-UBS”), the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as ongoing SEC registration fees not exceeding 0.021% per annum of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees. For the period ended June 30, 2011, the Sponsor paid and is currently paying brokerage commissions on futures contracts for the VIX Funds. Each Leveraged Fund and VIX Fund incurs and pays, and each Short Fund will incur and pay, its non-recurring and unusual fees and expenses.

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

Offering costs on the VIX Funds and the New Funds will be amortized over a twelve month period on a straight-line basis. The Sponsor will not charge its fee in the first year of operation of each VIX and Short Fund in an amount equal to the offering fees. The Sponsor has agreed to reimburse each VIX and Short Fund to the extent that its offering costs exceed 0.85% and 0.95%, respectively, of its average daily NAV for the first year of operations. At June 30, 2011, amounts payable for offering costs are reflected in the Statement of Financial Condition for each VIX and Short Fund.

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

The transaction fees that are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity were as follows:

Fund	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Ultra DJ-UBS Commodity	$358	$755
UltraShort DJ-UBS Commodity	29,880	30,200
Ultra DJ-UBS Crude Oil	113,396	311,649
UltraShort DJ-UBS Crude Oil	84,973	135,226
Ultra Gold	7,903	12,822
UltraShort Gold	5,124	16,602
Ultra Silver	148,780	247,685
UltraShort Silver	202,237	248,427
Ultra Euro	—	—
UltraShort Euro	—	—
Ultra Yen	—	—
UltraShort Yen	—	—
VIX Short-Term Futures ETF	—	—
VIX Mid-Term Futures ETF	—	—

Total Trust	$592,651	$1,003,366

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended June 30, 2011:

Ultra ProShares

For the Three Months Ended June 30, 2011 (unaudited)

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at March 31, 2011	$39.4570	$57.1100	$71.6461	$227.3274	$28.8831	$31.7638

Net investment income (loss)	(0.0821)	(0.1146)	(0.1718)	(0.4856)	(0.0657)	(0.0734)
Net realized and unrealized gain (loss)	(5.9853)	(14.3521)	5.9954	(58.8558)	1.3854	2.0744
Change in net asset value from operations	(6.0674)	(14.4667)	5.8236	(59.3414)	1.3197	2.0010
Net asset value, at June 30, 2011	$33.3896	$42.6433	$77.4697	$167.9860	$30.2028	$33.7648

Market value per share, at March 31, 2011†	$39.67	$56.99	$71.13	$225.09	$28.90	$31.77
Market value per share, at June 30, 2011†	$33.38	$42.18	$76.78	$164.93	$30.16	$33.78

Total Return, at net asset value^	(15.4)%	(25.3)%	8.1%	(26.1)%	4.6%	6.3%
Total Return, at market value^	(15.9)%	(26.0)%	7.9%	(26.7)%	4.4%	6.3%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.88)%	(0.93)%	(0.88)%	(0.89)%	(0.89)%	(0.89)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2011.
**	Percentages are annualized.

UltraShort ProShares

For the Three Months Ended June 30, 2011 (unaudited)

Per Share Operating Performance	UltraShort DJ- UBS Commodity	UltraShort DJ- UBS Crude Oil	UltraShort Gold	UltraShort Silver	UltraShort Euro	UltraShort Yen
Net asset value, at March 31, 2011	$42.6800	$41.2095	$26.6741	$23.0776	$17.8435	$16.2663

Net investment income (loss)	(0.1048)	(0.0981)	(0.0536)	(0.0414)	(0.0379)	(0.0342)
Net realized and unrealized gain (loss)#	5.7788	7.1691	(2.6787)	(4.3624)	(1.0552)	(1.0976)
Change in net asset value from operations	5.6740	7.0710	(2.7323)	(4.4038)	(1.0931)	(1.1318)
Net asset value, at June 30, 2011	$48.3540	$48.2805	$23.9418	$18.6738	$16.7504	$15.1345

Market value per share, at March 31, 2011†	$42.99	$41.30	$26.85	$23.33	$17.85	$16.27
Market value per share, at June 30, 2011†	$48.67	$48.80	$24.14	$18.99	$16.76	$15.13

Total Return, at net asset value^	13.3%	17.2%	(10.2)%	(19.1)%	(6.1)%	(7.0)%
Total Return, at market value^	13.2%	18.2%	(10.1)%	(18.6)%	(6.1)%	(7.0)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.93)%	(0.89)%	(0.90)%	(0.88)%	(0.88)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2011.
**	Percentages are annualized.

VIX ProShares

For the Three Months Ended June 30, 2011 (unaudited)

Per Share Operating Performance	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF
Net asset value, at March 31, 2011	$64.0693	$67.3930

Net investment income (loss)	(0.1037)	(0.1266)
Net realized and unrealized gain (loss)	(18.5001)	(5.5090)
Change in net asset value from operations	(18.6038)	(5.6356)
Net asset value, at June 30, 2011	$45.4655	$61.7574

Market value per share, at March 31, 2011†	$63.75	$67.38
Market value per share, at June 30, 2011†	$45.68	$61.78

Total Return, at net asset value^	(29.0)%	(8.4)%
Total Return, at market value^	(28.3)%	(8.3)%

Ratios to Average Net Assets**

Expense ratio	(0.85)%	(0.85)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%
Net investment income (loss)	(0.80)%	(0.78)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2011.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended June 30, 2010:

Ultra ProShares

For the Three Months Ended June 30, 2010 (unaudited)

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at March 31, 2010	$25.0306	$52.9615	$45.5836	$58.0458	$26.6928	$25.7725

Net investment income (loss)	(0.0438)	(0.0888)	(0.1019)	(0.1193)	(0.0472)	(0.0519)
Net realized and unrealized gain (loss)	(2.6147)	(14.3519)	10.3379	5.6087	(4.8740)	2.8906
Change in net asset value from operations	(2.6585)	(14.4407)	10.2360	5.4894	(4.9212)	2.8387
Net asset value, at June 30, 2010	$22.3721	$38.5208	$55.8196	$63.5352	$21.7716	$28.6112

Market value per share, at March 31, 2010†	$25.04	$52.24	$45.38	$57.77	$26.74	$25.81
Market value per share, at June 30, 2010†	$22.16	$38.12	$55.83	$62.67	$21.76	$28.65

Total Return, at net asset value^	(10.6)%	(27.3)%	22.5%	9.5%	(18.4)%	11.0%
Total Return, at market value^	(11.5)%	(27.0)%	23.0%	8.5%	(18.6)%	11.0%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.01)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.73)%	(0.86)%	(0.79)%	(0.77)%	(0.82)%	(0.79)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2010.
**	Percentages are annualized.

UltraShort ProShares

For the Three Months Ended June 30, 2010 (unaudited)

Per Share Operating Performance	UltraShort DJ- UBS Commodity*	UltraShort DJ- UBS Crude Oil*	UltraShort Gold*	UltraShort Silver*	UltraShort Euro	UltraShort Yen
Net asset value, at March 31, 2010	$78.6254	$60.5149	$48.3567	$162.6529	$20.7907	$21.3981

Net investment income (loss)	(0.1675)	(0.1370)	(0.0822)	(0.2777)	(0.0450)	(0.0394)
Net realized and unrealized gain (loss)	6.0771	15.1013	(10.3277)	(34.3149)	4.2448	(2.4843)
Change in net asset value from operations	5.9096	14.9643	(10.4099)	(34.5926)	4.1998	(2.5237)
Net asset value, at June 30, 2010	$84.5350	$75.4792	$37.9468	$128.0603	$24.9905	$18.8744

Market value per share, at March 31, 2010†	$78.33	$61.35	$48.55	$163.20	$20.80	$21.44
Market value per share, at June 30, 2010†	$85.05	$76.20	$37.95	$129.84	$25.01	$18.84

Total Return, at net asset value^	7.5%	24.7%	(21.5)%	(21.3)%	20.2%	(11.8)%
Total Return, at market value^	8.6%	24.2%	(21.8)%	(20.4)%	20.2%	(12.1)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.03)%	(0.95)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.82)%	(0.86)%	(0.79)%	(0.78)%	(0.77)%	(0.77)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2010.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the six months ended June 30, 2011:

Ultra ProShares

For the Six Months Ended June 30, 2011 (unaudited)

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2010	$36.3723	$50.0017	$69.2163	$156.2862	$25.7644	$33.4918

Net investment income (loss)	(0.1572)	(0.2178)	(0.3083)	(0.8482)	(0.1207)	(0.1399)
Net realized and unrealized gain (loss)#	(2.8255)	(7.1406)	8.5617	12.5480	4.5591	0.4129
Change in net asset value from operations	(2.9827)	(7.3584)	8.2534	11.6998	4.4384	0.2730
Net asset value, at June 30, 2011	$33.3896	$42.6433	$77.4697	$167.9860	$30.2028	$33.7648

Market value per share, at December 31, 2010†	$36.27	$49.98	$70.72	$158.59	$25.86	$33.29
Market value per share, at June 30, 2011†	$33.38	$42.18	$76.78	$164.93	$30.16	$33.78

Total Return, at net asset value^	(8.2)%	(14.7)%	11.9%	7.5%	17.2%	0.8%
Total Return, at market value^	(8.0)%	(15.6)%	8.6%	4.0%	16.6%	1.5%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.86)%	(0.90)%	(0.86)%	(0.87)%	(0.86)%	(0.86)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2011.
**	Percentages are annualized.

UltraShort ProShares

For the Six Months Ended June 30, 2011 (unaudited)

Per Share Operating Performance	UltraShort DJ- UBS Commodity*	UltraShort DJ- UBS Crude Oil*	UltraShort Gold	UltraShort Silver*	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2010	$47.9976	$50.8516	$28.3706	$39.8927	$20.2928	$15.6744

Net investment income (loss)	(0.2072)	(0.2032)	(0.1127)	(0.0907)	(0.0768)	(0.0668)
Net realized and unrealized gain (loss)#	0.5636	(2.3679)	(4.3161)	(21.1282)	(3.4656)	(0.4731)
Change in net asset value from operations	0.3564	(2.5711)	(4.4288)	(21.2189)	(3.5424)	(0.5399)
Net asset value, at June 30, 2011	$48.3540	$48.2805	$23.9418	$18.6738	$16.7504	$15.1345

Market value per share, at December 31, 2010†	$48.30	$50.85	$27.80	$39.28	$20.31	$15.67
Market value per share, at June 30, 2011†	$48.67	$48.80	$24.14	$18.99	$16.76	$15.13

Total Return, at net asset value^	0.7%	(5.1)%	(15.6)%	(53.2)%	(17.5)%	(3.4)%
Total Return, at market value^	0.8%	(4.0)%	(13.2)%	(51.7)%	(17.5)%	(3.4)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.91)%	(0.86)%	(0.88)%	(0.85)%	(0.86)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2011.
**	Percentages are annualized.

VIX ProShares

For the Six Months Ended June 30, 2011 (unaudited)

	VIX Short-	VIX Mid-
	Term Futures	Term Futures
Per Share Operating Performance	ETF	ETF
Net asset value, at December 31, 2010	$80.0000	$80.0000

Net investment income (loss)	(0.2111)	(0.2538)
Net realized and unrealized gain (loss)	(34.3234)	(17.9888)
Change in net asset value from operations	(34.5345)	(18.2426)
Net asset value, at June 30, 2011	$45.4655	$61.7574

Market value per share, at December 31, 2010†	$80.00	$80.00
Market value per share, at June 30, 2011†	$45.68	$61.78

Total Return, at net asset value^	(43.2)%	(22.8)%
Total Return, at market value^	(42.9)%	(22.8)%

Ratios to Average Net Assets**

Expense ratio	(0.85)%	(0.85)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%
Net investment income (loss)	(0.79)%	(0.78)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2011.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the six months ended June 30, 2010:

Ultra ProShares

For the Six Months Ended June 30, 2010 (unaudited)

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2009	$28.2051	$50.4982	$44.0778	$57.0257	$30.1257	$26.1393

Net investment income (loss)	(0.0961)	(0.1928)	(0.2012)	(0.2361)	(0.1035)	(0.1101)
Net realized and unrealized gain (loss)	(5.7369)	(11.7846)	11.9430	6.7456	(8.2506)	2.5820
Change in net asset value from operations	(5.8330)	(11.9774)	11.7418	6.5095	(8.3541)	2.4719
Net asset value, at June 30, 2010	$22.3721	$38.5208	$55.8196	$63.5352	$21.7716	$28.6112

Market value per share, at December 31, 2009†	$28.43	$50.72	$44.68	$56.15	$30.17	$26.58
Market value per share, at June 30, 2010†	$22.16	$38.12	$55.83	$62.67	$21.76	$28.65

Total Return, at net asset value^	(20.7)%	(23.7)%	26.6%	11.4%	(27.7)%	9.5%
Total Return, at market value^	(22.1)%	(24.8)%	25.0%	11.6%	(27.9)%	7.8%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.00)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.77)%	(0.89)%	(0.84)%	(0.81)%	(0.84)%	(0.82)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2010.
**	Percentages are annualized.

UltraShort ProShares

For the Six Months Ended June 30, 2010 (unaudited)

Per Share Operating Performance	UltraShort DJ- UBS Commodity*	UltraShort DJ- UBS Crude Oil*	UltraShort Gold*	UltraShort Silver*	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2009	$73.1052	$68.4432	$52.4052	$188.3683	$18.6755	$21.4246

Net investment income (loss)	(0.3317)	(0.2897)	(0.1886)	(0.6730)	(0.0887)	(0.0824)
Net realized and unrealized gain (loss)	11.7615	7.3257	(14.2698)	(59.6350)	6.4037	(2.4678)
Change in net asset value from operations	11.4298	7.0360	(14.4584)	(60.3080)	6.3150	(2.5502)
Net asset value, at June 30, 2010	$84.5350	$75.4792	$37.9468	$128.0603	$24.9905	$18.8744

Market value per share, at December 31, 2009†	$73.23	$68.25	$51.75	$191.60	$18.70	$21.30
Market value per share, at June 30, 2010†	$85.05	$76.20	$37.95	$129.84	$25.01	$18.84

Total Return, at net asset value^	15.6%	10.3%	(27.6)%	(32.0)%	33.8%	(11.9)%
Total Return, at market value^	16.1%	11.6%	(26.7)%	(32.2)%	33.7%	(11.5)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.01)%	(0.96)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.84)%	(0.89)%	(0.84)%	(0.83)%	(0.80)%	(0.81)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2010.
**	Percentages are annualized.

NOTE 8 – RISK

Correlation and Compounding Risk

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than one day because mathematical compounding prevents the Funds from achieving such results. Accordingly, results over periods of time greater than one day should not be expected to be a simple inverse correlation (-1x) or multiple (2x or -2x) of the period return of the corresponding benchmark and will likely differ significantly. Geared Funds seek daily results as measured from the calculation of one NAV to the next. The VIX Funds seek to achieve their stated investment objective both over a single day and over time.

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

Compounding affects all investments, but has a more significant impact on a Geared Fund. The Geared Funds are “geared” in the sense that they have investment objectives to match a multiple, the inverse or a multiple of the inverse of the performance of an index on a given day. These Funds are subject to all of the correlation risks described above. In addition, there is a special form of correlation risk that derives from such Funds’ having a single day investment objective in combination with the use of leverage, which is that for periods greater than one day, the effect of compounding may cause the performance of a Fund to be either greater than or less than the index performance (or the inverse of the index performance) times the stated multiple in the Fund objective, before accounting for fees and fund expenses. This effect can be even more significant in the case of the Leveraged Funds due to the use of leverage. The Geared Funds are designed to provide leveraged (e.g. 2x), inverse (e.g. -1x) or inverse leveraged (e.g. -2x) results on a daily basis (before fees and expenses). Investors should monitor their holdings consistent with their strategies, as frequently as daily.

Counterparty Risk

A Fund will be subject to credit risk with respect to the amount it expects to receive from counterparties to Financial Instruments entered into by the Fund. The Funds structure the agreements such that either party can terminate the contract without penalty prior to the termination date. A Fund may be negatively impacted if a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties. A Fund may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding and a Fund may obtain only limited recovery or may obtain no recovery in such circumstances. The Funds have sought to mitigate risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. The Funds typically enter into transactions with counterparties whose credit rating, at the time of the transaction, is investment grade, as determined by a nationally recognized statistical rating organization, or, if unrated, judged by the Sponsor to be of comparable quality.

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

NOTE 9 – LEGAL PROCEEDINGS

The Trust and certain officers are defendants (along with several other parties) in a consolidated class action styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935, filed in the United States District Court for the Southern District of New York. The complaint, as amended, alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by including untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs, allegedly failing to adequately disclose the Funds’ investment objectives and risks. The six Funds of the Trust named in the complaint are ProShares Ultra Silver, ProShares UltraShort Gold, ProShares Ultra Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort Silver. The Trust believes the complaint is without merit and that the anticipated outcome will not adversely impact the operation of the Trust or any of its Funds. Accordingly, no loss contingency has been recorded in the balance sheet and the amount of loss, if any, cannot be reasonably estimated at this time.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Trust’s and the Funds’ financial statements through the date the financial statements were issued. Management has determined that there are no material events that would require disclosure in the Trust’s or the Funds’ financial statements through this date.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series (each, a “Fund” and collectively, the “Funds”). The following fourteen series of the Trust, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”), ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “VIX Fund” and collectively, the “VIX Funds”) issue common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged or VIX Fund. The Shares of each Leveraged and VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Trust has also registered shares for ten additional series: ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (each, a “Short Fund” and collectively, the “Short Funds”), ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas (each, a “New Natural Gas Fund” and collectively, the “New Natural Gas Funds”), ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (each, a “New VIX Fund” and collectively, the “New VIX Funds”). The Short Funds, the New Natural Gas Funds and the New VIX Funds are collectively referred to herein as the “New Funds”. As of June 30, 2011, each of the Short Funds had seed capital of $200, but neither of the Short Funds had commenced investment operations, and each of the New Natural Gas Funds and the New VIX Funds had seed capital of $400, but none of the New Natural Gas Funds or the New VIX Funds had commenced investment operations; therefore, the Financial Statements in this Quarterly Report on Form 10-Q do not include Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity or Statements of Cash Flows for the New Funds. The Short Funds and the New Natural Gas Funds, together with the Leveraged Funds, are referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Trust had no operations prior to November 24, 2008 other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of fourteen Shares of each Leveraged Fund at an aggregate purchase price of $350 in each of the Funds.

Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver and ProShares UltraShort Silver, commenced trading on the NYSE Arca on December 3, 2008. The VIX Funds commenced trading on the NYSE Arca on January 3, 2011. As of June 30, 2011, ProShares Short DJ-UBS Natural Gas and ProShares Short Gold had not yet commenced investment operations.

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

Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to twice (2x) the daily performance of its corresponding benchmark, as measured from the calculation of one NAV to the next. Each “Short” Fund will seek daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to twice the inverse (-2x) of the daily performance of its corresponding benchmark. Each of the Geared Funds generally invests or will invest in Financial Instruments (i.e., commodity-based or currency-based instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts) as a substitute for investing directly in a commodity or currency in order to gain exposure to the commodity index, commodity or currency. The Financial Instruments in which ProShares Short DJ-UBS Natural Gas will invest are limited to futures contracts. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results for the Funds. Each “VIX Fund” seeks daily investment results (before fees and expenses) that match the performance of a benchmark. Each VIX Fund obtains exposure to its benchmark by investing in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”).

Each Geared Fund seeks investment results for a single day only, not for longer periods. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from 2x, -1x or -2x of the return of the index to which such Fund is benchmarked for that period. In periods of higher market volatility, the volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds are riskier than similarly benchmarked exchange-traded funds that are not geared. Accordingly, these funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily inverse investment results. Shareholders should actively monitor their investments.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three-month and six-month periods ended June 30, 2011 and June 30, 2010, each of the Leveraged and VIX Funds earned interest income as follows:

Fund	Interest Income Three Months Ended June 30, 2011	Interest Income Three Months Ended June 30, 2010	Interest Income Six Months Ended June 30, 2011	Interest Income Six Months Ended June 30, 2010
ProShares Ultra DJ-UBS Commodity	$3,412	$6,549	$9,271	$11,318
ProShares UltraShort DJ-UBS Commodity	2,051	1,438	2,791	2,318
ProShares Ultra DJ-UBS Crude Oil	39,410	132,798	137,728	174,054
ProShares UltraShort DJ-UBS Crude Oil	25,984	33,056	62,434	55,494
ProShares Ultra Gold	46,720	77,349	118,504	102,169
ProShares UltraShort Gold	12,751	26,319	44,027	39,753
ProShares Ultra Silver	172,821	80,805	358,916	117,250
ProShares UltraShort Silver	57,651	24,355	104,548	39,267
ProShares Ultra Euro	1,431	4,342	3,842	5,822
ProShares UltraShort Euro	74,406	194,264	218,767	233,219
ProShares Ultra Yen	470	1,633	1,495	2,546
ProShares UltraShort Yen	63,492	69,595	152,103	86,129
ProShares VIX Short-Term Futures ETF	6,917	—	9,937	—
ProShares VIX Mid-Term Futures ETF	1,738	—	3,015	—

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

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

NAV of ProShares Ultra DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
NAV beginning of period	$21,701,886	$12,515,659
NAV end of period	$16,695,263	$12,304,949
Percentage change in NAV	(23.1)%	(1.7)%
Shares outstanding beginning of period	550,014	500,014
Shares outstanding end of period	500,014	550,014
Percentage change in shares outstanding	(9.1)%	10.0%
Shares created	—	150,000
Shares redeemed	50,000	100,000
Per share NAV beginning of period	$39.46	$25.03
Per share NAV end of period	$33.39	$22.37
Percentage change in per share NAV	(15.4)%	(10.6)%
Percentage change in benchmark	(6.7)%	(4.9)%
Benchmark annualized volatility	18.8%	17.1%

During the three months ended June 30, 2011, the decrease in the Fund’s NAV resulted in part from a decrease from 550,014 outstanding Shares at March 31, 2011 to 500,014 outstanding Shares at June 30, 2011. The decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the three months ended June 30, 2010 the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. The decrease in the Fund’s NAV was offset by an increase from 500,014 outstanding Shares at March 31, 2010 to 550,014 outstanding Shares at June 30, 2010.

For the three months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 15.4% for the period ended June 30, 2011 as compared to the decrease of 10.6% for the period ended June 30, 2010, was primarily due to a relatively higher depreciation in the value of the assets of the Fund during the three months ended June 30, 2011.

During the three months ended June 30, 2011, the Fund’s NAV reached its high for the period on April 29, 2011 at $41.87 per Share and reached its low for the period on June 27, 2011 at $32.21 per Share. By comparison, during the three months ended June 30, 2010, the Fund’s NAV reached its high for the period on April 15, 2010 at $26.76 per Share and reached its low for the period on June 4, 2010 at $21.14 per Share.

The benchmark’s decline of 6.7% for the three months ended June 30, 2011, as compared to the benchmark’s decline of 4.9% for the three months ended June 30, 2010, can be attributed to a relatively higher depreciation of the underlying components of the index, primarily Crude Oil, during the three months ended June 30, 2011.

Net Income/Loss

For the three months ended June 30, 2011, the Fund’s net loss was $3,396,636, resulting from a net investment loss of $45,024, inclusive of management fees of $48,436 (.95% of the Fund’s average daily net assets of $20,450,194, a net realized loss of $1,213,831 and a change in net unrealized appreciation/depreciation of $(2,137,781). By comparison, for the three months ended June 30, 2010, the Fund’s net loss was $1,398,082, resulting from a net investment loss of $22,326, inclusive of management fees of $28,875 (.95% of the Fund’s average weighted assets of $12,191,448), a net realized loss of $2,396,196 and a change in net unrealized appreciation/depreciation of $1,020,440. The Fund’s net income decreased for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 primarily due to the relative performance of the Fund’s benchmark index during the three months ended June 30, 2011.

NAV of ProShares UltraShort DJ-UBS Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
NAV beginning of period	$2,560,673	$4,717,758
NAV end of period	$29,495,769	$3,381,653
Percentage change in NAV	1,051.9%	(28.3)%
Shares outstanding beginning of period	59,997	60,003
Shares outstanding end of period	609,997	40,003
Percentage change in shares outstanding	916.7%	(33.3)%
Shares created	1,750,000	20,000
Shares redeemed	1,200,000	40,000
Per share NAV beginning of period	$42.68	$78.63
Per share NAV end of period	$48.35	$84.53
Percentage change in per share NAV	13.3%	7.5%
Percentage change in benchmark	(6.7)%	(4.9)%
Benchmark annualized volatility	18.8%	17.1%

During the three months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 59,997 outstanding Shares at March 31, 2011 to 609,997 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the three months ended June 30, 2010, the decrease in the Fund’s NAV resulted from a decrease from 60,003 outstanding Shares at March 31, 2010 to 40,003 outstanding Shares at June 30, 2010. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index.

For the three months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 13.3% for the three months ended June 30, 2011, as compared to the increase of 7.5% for the three months ended June 30, 2010, was primarily due to a relatively higher appreciation in the value of the assets of the Fund during the three months ended June 30, 2011.

During the three months ended June 30, 2011, the Fund’s NAV reached its high for the period on June 27, 2011 at $50.24 per Share and reached its low for the period on April 29, 2011 at $39.91 per Share. By comparison, during the three months ended June 30, 2010, the Fund’s NAV reached its high for the period on June 4, 2010 at $90.42 per Share and reached its low for the period on April 15, 2010 at $73.24 per Share.

The benchmark’s decline of 6.7% for the three months ended June 30, 2011, as compared to the benchmark’s decline of 4.9% for the three months ended June 30, 2010, can be attributed to a relatively higher depreciation of the underlying components of the index, primarily Crude Oil, during the three months ended June 30, 2011.

Net Income/Loss

For the three months ended June 30, 2011, the Fund’s net loss was $2,868,222, resulting from a net investment loss of $71,509, inclusive of management fees of $73,560 (.95% of the Fund’s average daily net assets of $31,057,670), a net realized loss of $5,130,520 and a change in net unrealized appreciation/depreciation of $2,333,807. By comparison, for the three months ended June 30, 2010, the Fund’s net income was $130,730, resulting from a net investment loss of $9,296, inclusive of management fees of $10,734 (.95% of the Fund’s average weighted assets of $4,532,331), a net realized gain of $688,684 and a change in net unrealized appreciation/depreciation of $(548,658). The Fund’s net income decreased for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 primarily due to the performance of the Fund’s benchmark index and the timing of capital share transactions during the three months ended June 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares UltraShort DJ-UBS Commodity Fund.

NAV of ProShares Ultra DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
NAV beginning of period	$271,225,000	$199,930,040
NAV end of period	$426,397,237	$501,252,171
Percentage change in NAV	57.2%	150.7%
Shares outstanding beginning of period	4,749,170	3,775,004
Shares outstanding end of period	9,999,170	13,012,504
Percentage change in shares outstanding	110.5%	244.7%
Shares created	7,900,000	13,175,000
Shares redeemed	2,650,000	3,937,500
Per share NAV beginning of period	$57.11	$52.96
Per share NAV end of period	$42.64	$38.52
Percentage change in per share NAV	(25.3)%	(27.3)%
Percentage change in benchmark	(12.0)%	(13.6)%
Benchmark annualized volatility	35.9%	30.4%

During the three months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 4,749,170 outstanding Shares at March 31, 2011 to 9,999,170 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. By comparison, during the three months ended June 30, 2010, the increase in the Fund’s NAV resulted from an increase from 3,775,004 outstanding Shares at March 31, 2010 to 13,012,504 outstanding Shares at June 30, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index.

For the three months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 25.3% for the three months ended June 30, 2011, as compared to the decrease of 27.3% for the three months ended June 30, 2010, was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the three months ended June 30, 2011.

During the three months ended June 30, 2011, the Fund’s NAV reached its high for the period on April 29, 2011 at $63.90 per Share and reached its low for the period on June 27, 2011 at $38.53 per Share. By comparison, during the three months ended June 30, 2010, the Fund’s NAV reached its high for the period on May 3, 2010 at $57.29 per Share and reached its low for the period on May 25, 2010 at $33.73 per Share.

The benchmark’s decline of 12.0% for the three months ended June 30, 2011, as compared to the benchmark’s decline of 13.6% for the three months ended June 30, 2010, can be attributed to a relatively lower decrease in the price of WTI Crude Oil during the three months ended June 30, 2011.

Net Income/Loss

For the three months ended June 30, 2011, the Fund’s net loss was $42,667,160, resulting from a net investment loss of $642,875, inclusive of management fees of $657,181 (.95% of the Fund’s average daily net assets of $277,468,112) and brokerage commissions of $25,104, a net realized loss of $7,838,499 and a change in net unrealized appreciation/depreciation of $(34,185,786). By comparison, for the three months ended June 30, 2010, the Fund’s net loss was $49,284,787, resulting from a net investment loss of $760,361, inclusive of management fees of $841,537 (.95% of the Fund’s average weighted assets of $355,304,759) and brokerage commissions of $51,622, a net realized loss of $57,211,080 and a change in net unrealized appreciation/depreciation of $8,686,654. The Fund’s net income increased for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 primarily due the relative performance of the Fund’s benchmark index during the three months ended June 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares Ultra DJ-UBS Crude Oil Fund.

NAV of ProShares UltraShort DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
NAV beginning of period	$136,813,099	$124,055,704
NAV end of period	$160,288,442	$51,326,108
Percentage change in NAV	17.2%	(58.6)%
Shares outstanding beginning of period	3,319,944	2,050,003
Shares outstanding end of period	3,319,944	680,003
Percentage change in shares outstanding	0.0%	(66.8)%
Shares created	4,350,000	1,000,000
Shares redeemed	4,350,000	2,370,000
Per share NAV beginning of period	$41.21	$60.51
Per share NAV end of period	$48.28	$75.48
Percentage change in per share NAV	17.2%	24.7%
Percentage change in benchmark	(12.0)%	(13.6)%
Benchmark annualized volatility	35.9%	30.4%

During the three months ended June 30, 2011, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. There was no net change in the Fund’s outstanding

Shares from March 31, 2011 to June 30, 2011. By comparison, during the three months ended June 30, 2010, the decrease in the Fund’s NAV resulted from a decrease from 2,050,003 outstanding Shares at March 31, 2010 to 680,003 outstanding Shares at June 30, 2010. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index.

For the three months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 17.2% for the three months ended June 30, 2011, as compared to the increase of 24.7% for the three months ended June 30, 2010, was primarily due to a relatively lower appreciation in the value of the assets of the Fund during the three months ended June 30, 2011.

During the three months ended June 30, 2011, the Fund’s NAV reached its high for the period on June 27, 2011 at $53.66 per Share and reached its low for the period on April 29, 2011 at $36.11 per Share. By comparison, during the three months ended June 30, 2010, the Fund’s NAV reached its high for the period on May 25, 2010 at $90.21 per Share and reached its low for the period on May 3, 2010 at $55.10 per Share.

The benchmark’s decline of 12.0% for the three months ended June 30, 2011, as compared to the benchmark’s decline of 13.6% for the three months ended June 30, 2010, can be attributed to a relatively lower decrease in the price of WTI Crude Oil during the three months ended June 30, 2011.

Net Income/Loss

For the three months ended June 30, 2011, the Fund’s net income was $44,043,386, resulting from a net investment loss of $392,008, inclusive of management fees of $401,339 (.95% of the Fund’s average daily net assets of $169,449,353) and brokerage commissions of $16,653, a net realized gain of $31,538,827 and a change in net unrealized appreciation/depreciation of $12,896,567. By comparison, for the three months ended June 30, 2010, the Fund’s net income was $26,262,431, resulting from a net investment loss of $171,589, inclusive of management fees of $189,102 (.95% of the Fund’s average weighted assets of $79,840,521) and brokerage commissions of $15,543, a net realized gain of $22,008,106 and a change in net unrealized appreciation/depreciation of $4,425,914. The Fund’s net income increased for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 primarily due to the performance of the Fund’s benchmark index and the number of outstanding shares during the three months ended June 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares UltraShort DJ-UBS Crude Oil Fund.

NAV of ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
NAV beginning of period	$250,762,400	$164,101,484
NAV end of period	$282,765,412	$209,324,263
Percentage change in NAV	12.8%	27.6%
Shares outstanding beginning of period	3,500,014	3,600,014
Shares outstanding end of period	3,650,014	3,750,014
Percentage change in shares outstanding	4.3%	4.2%
Shares created	300,000	550,000
Shares redeemed	150,000	400,000
Per share NAV beginning of period	$71.65	$45.58
Per share NAV end of period	$77.47	$55.82
Percentage change in per share NAV	8.1%	22.5%
Percentage change in benchmark	4.6%	11.5%
Benchmark annualized volatility	13.7%	16.0%

During the three months ended June 30, 2011, the increase in the Fund’s NAV resulted in part from an increase from 3,500,014 outstanding Shares at March 31, 2011 to 3,650,014 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the three months ended June 30, 2010, the increase in the Fund’s NAV resulted primarily from an increase from 3,600,014 outstanding Shares at March 31, 2010 to 3,750,014 outstanding Shares at June 30, 2010. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the three months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 8.1% for the three months ended June 30, 2011, as compared to the increase of 22.5% for the three months ended June 30, 2010, was primarily due to a relatively lower appreciation in the value of the assets of the Fund during the three months ended June 30, 2011.

During the three months ended June 30, 2011, the Fund’s NAV reached its high for the period on June 22, 2011 at $82.49 per Share and reached its low for the period on April 1, 2011 at $69.54 per Share. By comparison, during the three months ended June 30, 2010, the Fund’s NAV reached its high for the period on June 28, 2010 at $57.39 per Share and reached its low for the period on April 1, 2010 at $46.24 per Share.

The benchmark’s rise of 4.6% for the three months ended June 30, 2011, as compared to the benchmark’s rise of 11.5% for the three months ended June 30, 2010, can be attributed to a relatively lower increase in the price of spot gold in U.S. Dollar terms during the three months ended June 30, 2011.

Net Income/Loss

For the three months ended June 30, 2011, the Fund’s net income was $19,545,446, resulting from a net investment loss of $609,284, inclusive of management fees of $655,099 (.95% of the Fund’s average daily net assets of $276,588,985) and brokerage commissions of $905, a net realized gain of $42,611,365 and a change in net unrealized appreciation/depreciation of $(22,456,635). By comparison, for the three months ended June 30, 2010, the Fund’s net income was $37,965,689, resulting from a net investment loss of $370,912, inclusive of management fees of $447,194 (.95% of the Fund’s average weighted assets of $188,809,509) and brokerage commissions of $1,067, a net realized gain of $46,276,817 and a change in net unrealized appreciation/depreciation of $(7,940,216). The Fund’s net income decreased for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 primarily due the relative performance of the Fund’s benchmark and the significant increase in net asset value during the three months ended June 30, 2011.

NAV of ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
NAV beginning of period	$81,086,510	$64,798,115
NAV end of period	$95,525,554	$71,715,632
Percentage change in NAV	17.8%	10.7%
Shares outstanding beginning of period	3,039,901	1,340,003
Shares outstanding end of period	3,989,901	1,889,901
Percentage change in shares outstanding	31.3%	41.0%
Shares created	950,000	850,000
Shares redeemed	—	300,102
Per share NAV beginning of period	$26.67	$48.36
Per share NAV end of period	$23.94	$37.95
Percentage change in per share NAV	(10.2)%	(21.5)%
Percentage change in benchmark	4.6%	11.5%
Benchmark annualized volatility	13.7%	16.0%

During the three months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 3,039,901 outstanding Shares at March 31, 2011 to 3,989,901 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the three months ended June 30, 2010, the increase in the Fund’s NAV resulted from an increase from 1,340,003 outstanding Shares at March 31, 2010 to 1,889,901 outstanding Shares at June 30, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the three months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 10.2% for the three months ended June 30, 2011, as compared to the decrease of 21.5% for the three months ended June 30, 2010, was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the three months ended June 30, 2011.

During the three months ended June 30, 2011, the Fund’s NAV reached its high for the period on April 1, 2011 at $27.46 per Share and reached its low for the period on June 22, 2011 at $22.56 per Share. By comparison, during the three months ended June 30, 2010, the Fund’s NAV reached its high for the period on April 1, 2010 at $47.65 per Share and reached its low for the period on June 28, 2010 at $36.99 per Share.

The benchmark’s rise of 4.6% for the three months ended June 30, 2011, as compared to the benchmark’s rise of 11.5% for the three months ended June 30, 2010, can be attributed to a relatively lower increase in the price of spot gold in U.S. Dollar terms during the three months ended June 30, 2011.

Net Income/Loss

For the three months ended June 30, 2011, the Fund’s net loss was $8,534,232, resulting from a net investment loss of $189,137, inclusive of management fees of $201,127 (.95% of the Fund’s average daily net assets of $84,917,533) and brokerage commissions of $761, a net realized loss of $15,435,723 and a change in net unrealized appreciation/depreciation of $7,090,628. By comparison, for the three months ended June 30, 2010, the Fund’s net loss was $16,130,220, resulting from a net investment loss of $126,659, inclusive of management fees of $152,203 (.95% of the Fund’s average weighted assets of $64,261,261) and brokerage commissions of $775, a net realized loss of $18,692,774 and a change in net unrealized appreciation/depreciation of $2,689,213. The Fund’s net income increased for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 primarily due to the relative performance of the Fund’s benchmark and the significant increase in net asset value during the three months ended June 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares UltraShort Gold Fund.

NAV of ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
NAV beginning of period	$1,057,075,755	$171,235,987
NAV end of period	$881,928,826	$181,076,130
Percentage change in NAV	(16.6)%	5.7%
Shares outstanding beginning of period	4,650,014	2,950,014
Shares outstanding end of period	5,250,014	2,850,014
Percentage change in shares outstanding	12.9%	(3.4)%
Shares created	1,800,000	650,000
Shares redeemed	1,200,000	750,000
Per share NAV beginning of period	$227.33	$58.05
Per share NAV end of period	$167.99	$63.54
Percentage change in per share NAV	(26.1)%	9.5%
Percentage change in benchmark	(7.5)%	7.1%
Benchmark annualized volatility	73.7%	35.6%

During the three months ended June 30, 2011, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 4,650,014 outstanding Shares at March 31, 2011 to 5,250,014 outstanding Shares at June 30, 2011. By comparison, during the three months ended June 30, 2010, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 2,950,014 outstanding Shares at March 31, 2010 to 2,850,014 outstanding Shares at June 30, 2010.

For the three months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 26.1% for the three months ended June 30, 2011, as compared to the increase of 9.5% for the three months ended June 30, 2010, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2011.

During the three months ended June 30, 2011, the Fund’s NAV reached its high for the period on April 28, 2011 at $369.22 per Share and reached its low for the period on May 12, 2011 at $150.45 per Share. By comparison, during the three months ended June 30, 2010, the Fund’s NAV reached its high for the period on May 14, 2010 at $71.40 per Share and reached its low for the period on June 7, 2010 at $55.23 per Share.

The benchmark’s decline of 7.5% for the three months ended June 30, 2011, as compared to the benchmark’s rise of 7.1% for the three months ended June 30, 2010, can be attributed to a decrease in the price of spot silver in U.S. Dollar terms during the three months ended June 30, 2011.

Net Income/Loss

For the three months ended June 30, 2011, the Fund’s net loss was $313,683,501, resulting from a net investment loss of $2,429,975, inclusive of management fees of $2,599,506 (.95% of the Fund’s average daily net assets of $1,097,535,822) and brokerage commissions of $3,290, a net realized loss of $206,293,344 and a change in net unrealized appreciation/depreciation of $(104,960,182). By comparison, for the three months ended June 30, 2010, the Fund’s net income was $17,820,834, resulting from a net investment loss of $340,190, inclusive of management fees of $419,415 (.95% of the Fund’s average weighted assets of $177,080,943) and brokerage commissions of $1,580, a net realized gain of $32,890,020 and a change in net unrealized appreciation/depreciation of $(14,728,996). The Fund’s net income decreased for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 primarily due to the relative performance of the Fund’s benchmark during the three months ended June 30, 2011.

NAV of ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
NAV beginning of period	$130,258,740	$69,330,778
NAV end of period	$657,213,364	$60,185,658
Percentage change in NAV	404.5%	(13.2)%
Shares outstanding beginning of period	5,644,369	426,250
Shares outstanding end of period	35,194,369	469,979
Percentage change in shares outstanding	523.5%	10.3%
Shares created	41,100,000	200,000
Shares redeemed	11,550,000	156,271
Per share NAV beginning of period	$23.08	$162.65
Per share NAV end of period	$18.67	$128.06
Percentage change in per share NAV	(19.1)%	(21.3)%
Percentage change in benchmark	(7.5)%	7.1%
Benchmark annualized volatility	73.7%	35.6%

During the three months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 5,644,369 outstanding Shares at March 31, 2011 to 35,194,369 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the three months ended June 30, 2010, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 426,250 outstanding Shares at March 31, 2010 to 469,979 outstanding Shares at June 30, 2010.

For the three months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 19.1% for the three months ended June 30, 2011, as compared to the decrease of 21.3% for the three months ended June 30, 2010 was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the three months ended June 30, 2011.

During the three months ended June 30, 2011, the Fund’s NAV reached its high for the period on May 6, 2011 at $24.75 per Share and reached its low for the period on April 28, 2011 at $13.29 per Share. By comparison, during the three months ended June 30, 2010, the Fund’s NAV reached its high for the period on April 19, 2010 at $160.59 per Share and reached its low for the period on June 21, 2010 at $121.37 per Share.

The benchmark’s decline of 7.5% for the three months ended June 30, 2011, as compared to the benchmark’s rise of 7.1% for the three months ended June 30, 2010, can be attributed to a decrease in the price of spot silver in U.S. Dollar terms during the three months ended June 30, 2011.

Net Income/Loss

For the three months ended June 30, 2011, the Fund’s net income was $53,622,554, resulting from a net investment loss of $1,087,002, inclusive of management fees of $1,142,997 (.95% of the Fund’s average daily net assets of $482,584,039) and brokerage commissions of $1,656, a net realized gain of $28,945,685 and a change in net unrealized appreciation/depreciation of $25,763,871. By comparison, for the three months ended June 30, 2010, the Fund’s net loss was $14,495,974, resulting from a net investment loss of $106,584, inclusive of management fees of $129,704 (.95% of the Fund’s average weighted assets of $54,762,239) and brokerage commissions of $1,235, a net realized loss of $19,454,873 and a change in net unrealized appreciation/depreciation of $5,065,483. The Fund’s net income increased for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 primarily due to the relative performance of the Fund’s benchmark during the three months ended June 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share splits for the ProShares UltraShort Silver Fund.

NAV of ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
NAV beginning of period	$8,665,331	$9,342,863
NAV end of period	$9,061,264	$16,329,042
Percentage change in NAV	4.6%	74.8%
Shares outstanding beginning of period	300,014	350,014
Shares outstanding end of period	300,014	750,014
Percentage change in shares outstanding	0.0%	114.3%
Shares created	—	750,000
Shares redeemed	—	350,000
Per share NAV beginning of period	$28.88	$26.69
Per share NAV end of period	$30.20	$21.77
Percentage change in per share NAV	4.6%	(18.4)%
Percentage change in benchmark	2.3%	(9.5)%
Benchmark annualized volatility	11.4%	12.5%

During the three months ended June 30, 2011, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2011 to June 30, 2011. By comparison, during the three months ended June 30, 2010, the increase in the Fund’s NAV resulted from an increase from 350,014 outstanding Shares at March 31, 2010 to 750,014 outstanding Shares at June 30, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the three months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 4.6% for the three months ended June 30, 2011, as compared to the decrease of 18.4% for the three months ended June 30, 2010 was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2011.

During the three months ended June 30, 2011, the Fund’s NAV reached its high for the period on May 3, 2011 at $31.63 per Share and reached its low for the period on May 23, 2011 at $28.35 per Share. By comparison, during the three months ended June 30, 2010, the Fund’s NAV reached its high for the period on April 14, 2010 at $27.27 per Share and reached its low for the period on June 7, 2010 at $20.70 per Share.

The benchmark’s rise of 2.3% for the three months ended June 30, 2011, as compared to the benchmark’s decline of 9.5% for the three months ended June 30, 2010, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the three months ended June 30, 2011.

Net Income/Loss

For the three months ended June 30, 2011, the Fund’s net income was $395,933, resulting from a net investment loss of $19,703, inclusive of management fees of $21,134 (.95% of the Fund’s average daily net assets of $8,922,775), a net realized gain of $688,738 and a change in net unrealized appreciation/depreciation of $(273,102). By comparison, for the three months ended June 30, 2010, the Fund’s net loss was $2,040,653, resulting from a net investment loss of $26,289, inclusive of management fees of $30,631 (.95% of the Fund’s average weighted assets of $12,932,729), a net realized loss of $2,103,203 and a change in net unrealized appreciation/depreciation of $88,839. The Fund’s net income increased for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 primarily due to the performance of the Fund’s benchmark during the three months ended June 30, 2011.

NAV of ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
NAV beginning of period	$390,773,777	$295,228,354
NAV end of period	$632,327,167	$462,324,726
Percentage change in NAV	61.8%	56.6%
Shares outstanding beginning of period	21,900,014	14,200,014
Shares outstanding end of period	37,750,014	18,500,014
Percentage change in shares outstanding	72.4%	30.3%
Shares created	16,200,000	9,200,000
Shares redeemed	350,000	4,900,000
Per share NAV beginning of period	$17.84	$20.79
Per share NAV end of period	$16.75	$24.99
Percentage change in per share NAV	(6.1)%	20.2%
Percentage change in benchmark	2.3%	(9.5)%
Benchmark annualized volatility	11.4%	12.5%

During the three months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 21,900,014 outstanding Shares at March 31, 2011 to 37,750,014 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the three months ended June 30, 2010, the increase in the Fund’s NAV resulted primarily from an increase from 14,200,014 outstanding Shares at March 31, 2010 to 18,500,014 outstanding Shares at June 30, 2010. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the three months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 6.1% for the three months ended June 30, 2011, as compared to the increase of 20.2% for the three months ended June 30, 2010 was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2011.

During the three months ended June 30, 2011, the Fund’s NAV reached its high for the period on May 23, 2011 at $17.99 per Share and reached its low for the period on May 3, 2011 at $16.22 per Share. By comparison, during the three months ended June 30, 2010, the Fund’s NAV reached its high for the period on June 7, 2010 at $26.39 per Share and reached its low for the period on April 14, 2010 at $20.31 per Share.

The benchmark’s rise of 2.3% for the three months ended June 30, 2011, as compared to the benchmark’s decline of 9.5% for the three months ended June 30, 2010, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the three months ended June 30, 2011.

Net Income/Loss

For the three months ended June 30, 2011, the Fund’s net loss was $33,847,310, resulting from a net investment loss of $1,012,362, inclusive of management fees of $1,086,768 (.95% of the Fund’s average daily net assets of $458,843,540), a net realized loss of $39,283,147 and a change in net unrealized appreciation/depreciation of $6,448,199. By comparison, for the three months ended June 30, 2010, the Fund’s net income was $71,738,894, resulting from a net investment loss of $814,585, inclusive of management fees of $1,008,849 (.95% of the Fund’s average weighted assets of $425,945,547), a net realized gain of $74,541,248 and a change in net unrealized appreciation/depreciation of $(1,987,769). The Fund’s net income decreased for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 primarily due to the performance of the Fund’s benchmark during the three months ended June 30, 2011.

NAV of ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
NAV beginning of period	$3,176,821	$3,866,243
NAV end of period	$3,376,952	$4,292,085
Percentage change in NAV	6.3%	11.0%
Shares outstanding beginning of period	100,014	150,014
Shares outstanding end of period	100,014	150,014
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$31.76	$25.77
Per share NAV end of period	$33.76	$28.61
Percentage change in per share NAV	6.3%	11.0%
Percentage change in benchmark	3.3%	5.8%
Benchmark annualized volatility	7.6%	12.6%

During the three months ended June 30, 2011, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2011 to June 30, 2011. By comparison, during the three months ended June 30, 2010, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the three months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 6.3% for the three months ended June 30, 2011, as compared to the increase of 11.0% for the three months ended June 30, 2010 was primarily due to a relatively lower appreciation in the value of the assets held by the Fund during the three months ended June 30, 2011.

During the three months ended June 30, 2011, the Fund’s NAV reached its high for the period on June 8, 2011 at $34.31 per Share and reached its low for the period on April 6, 2011 at $30.09 per Share. By comparison, during the three months ended June 30, 2010, the Fund’s NAV reached its high for the period on June 30, 2010 at $28.61 per Share and reached its low for the period on May 3, 2010 at $25.14 per Share.

The benchmark’s rise of 3.3% for the three months ended June 30, 2011, as compared to the benchmark’s rise of 5.8% for the three months ended June 30, 2010, can be attributed to a relatively lower increase in the value of Japanese Yen versus the U.S. Dollar during the three months ended June 30, 2011.

Net Income/Loss

For the three months ended June 30, 2011, the Fund’s net income was $200,131, resulting from a net investment loss of $7,343, inclusive of management fees of $7,813 (.95% of the Fund’s average daily net assets of $3,298,833), a net realized gain of $70,476 and a change in net unrealized appreciation/depreciation of $136,998. By comparison, for the three months ended June 30, 2010, the Fund’s net income was $425,842, resulting from a net investment loss of $7,785, inclusive of management fees of $9,418 (.95% of the Fund’s average weighted assets of $3,976,030), a net realized loss of $102,356 and a change in net unrealized appreciation/depreciation of $535,983. The Fund’s net income decreased for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 primarily due to the relative performance of the Fund’s benchmark during the three months ended June 30, 2011.

NAV of ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
NAV beginning of period	$368,431,315	$130,528,652
NAV end of period	$356,417,645	$145,332,808
Percentage change in NAV	(3.3)%	11.3%
Shares outstanding beginning of period	22,650,014	6,100,014
Shares outstanding end of period	23,550,014	7,700,014
Percentage change in shares outstanding	4.0%	26.2%
Shares created	2,750,000	2,250,000
Shares redeemed	1,850,000	650,000
Per share NAV beginning of period	$16.27	$21.40
Per share NAV end of period	$15.13	$18.87
Percentage change in per share NAV	(7.0)%	(11.8)%
Percentage change in benchmark	3.3%	5.8%
Benchmark annualized volatility	7.6%	12.6%

During the three months ended June 30, 2011, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. The decrease in the Fund’s NAV was offset by an increase from 22,650,014 outstanding Shares at March 31, 2011 to 23,550,014 outstanding Shares at June 30, 2011. By comparison, during the three months ended June 30, 2010, the increase in the Fund’s NAV resulted from an increase from 6,100,014 outstanding Shares at March 31, 2010 to 7,700,014 outstanding Shares at June 30, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the three months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 7.0% for the three months ended June 30, 2011, as compared to the decrease of 11.8% for the three months ended June 30, 2010 was primarily due to a relatively lower depreciation in the value of the assets held by the Fund during the three months ended June 30, 2011.

During the three months ended June 30, 2011, the Fund’s NAV reached its high for the period on April 6, 2011 at $17.15 per Share and reached its low for the period on June 8, 2011 at $14.93 per Share. By comparison, during the three months ended June 30, 2010, the Fund’s NAV reached its high for the period on May 3, 2010 at $21.85 per Share and reached its low for the period on June 30, 2010 at $18.87 per Share.

The benchmark’s rise of 3.3% for the three months ended June 30, 2011, as compared to the benchmark’s rise of 5.8% for the three months ended June 30, 2010, can be attributed to a relatively lower increase in the value of the Japanese Yen versus the U.S. Dollar during the three months ended June 30, 2011.

Net Income/Loss

For the three months ended June 30, 2011, the Fund’s net loss was $24,518,752, resulting from a net investment loss of $789,356, inclusive of management fees of $852,848 (.95% of the Fund’s average daily net assets of $360,080,192), a net realized loss of $4,066,983 and a change in net unrealized appreciation/depreciation of $(19,662,413). By comparison, for the three months ended June 30, 2010, the Fund’s net loss was $18,694,398, resulting from a net investment loss of $294,844, inclusive of management fees of $364,439 (.95% of the Fund’s average weighted assets of $153,869,350), a net realized loss of $431,087 and a change in net unrealized appreciation/depreciation of $(17,968,467). The Fund’s net income decreased for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 primarily due to the performance of the Fund’s benchmark and the change in capital shares outstanding during the three months ended June 30, 2011.

NAV of ProShares VIX Short-Term Futures ETF

Since the Fund commenced investment operations on January 3, 2011, a comparison of the Fund’s results of operations for the three months ended June 30, 2010 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2011:

Three Months Ended June 30, 2011
NAV beginning of period	$32,034,957
NAV end of period	$46,602,361
Percentage change in NAV	45.5%
Shares outstanding beginning of period	500,005
Shares outstanding end of period	1,025,005
Percentage change in shares outstanding	105.0%
Shares created	1,450,000
Shares redeemed	925,000
Per share NAV beginning of period	$64.07
Per share NAV end of period	$45.47
Percentage change in per share NAV	(29.0)%
Percentage change in benchmark	(28.6)%
Benchmark annualized volatility	46.7%

During the three months ended June 30, 2011, the increase in the Fund’s NAV resulted from an increase from 500,005 outstanding Shares at March 31, 2011 to 1,025,005 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark.

During the three months ended June 30, 2011, the Fund’s NAV reached its high for the period on April 1, 2011 at $63.27 per Share and reached its low for the period on June 30, 2011 at $45.47 per Share.

The benchmark’s decline of 28.6% for the three months ended June 30, 2011 can be attributed to the cost of holding and rolling VIX short-term futures contracts over the period.

Net Income/Loss

For the three months ended June 30, 2011, the Fund’s net loss was $14,511,643, resulting from a net investment loss of $100,295, inclusive of management fees of $57,326 and offering costs of $49,886, a net realized loss of $12,440,654 and a change in net unrealized appreciation/depreciation of $(1,970,694).

NAV of ProShares VIX Mid-Term Futures ETF

Since the Fund commenced investment operations on January 3, 2011, a comparison of the Fund’s results of operations for the three months ended June 30, 2010 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2011:

Three Months Ended June 30, 2011
NAV beginning of period	$6,739,633
NAV end of period	$13,895,731
Percentage change in NAV	106.2%
Shares outstanding beginning of period	100,005
Shares outstanding end of period	225,005
Percentage change in shares outstanding	125.0%
Shares created	325,000
Shares redeemed	200,000
Per share NAV beginning of period	$67.39
Per share NAV end of period	$61.76
Percentage change in per share NAV	(8.4)%
Percentage change in benchmark	(8.0)%
Benchmark annualized volatility	23.4%

During the three months ended June 30, 2011, the increase in the Fund’s NAV resulted from an increase from 100,005 outstanding Shares at March 31, 2011 to 225,005 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended June 30, 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark.

During the three months ended June 30, 2011, the Fund’s NAV reached its high for the period on April 18, 2011 at $69.20 per Share and reached its low for the period on May 31, 2011 at $61.06 per Share.

The benchmark’s decline of 8.0% for the three months ended June 30, 2011 can be attributed to the cost of holding and rolling VIX mid-term futures contracts over the period.

Net Income/Loss

For the three months ended June 30, 2011, the Fund’s net loss was $1,524,157, resulting from a net investment loss of $20,454, inclusive of offering costs of $31,179 offset by limitation by Sponsor of $8,987, a net realized loss of $1,172,411 and a change in net unrealized appreciation/depreciation of $(331,292).

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

NAV of ProShares Ultra DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
NAV beginning of period	$18,186,658	$19,743,932
NAV end of period	$16,695,263	$12,304,949
Percentage change in NAV	(8.2)%	(37.7)%
Shares outstanding beginning of period	500,014	700,014
Shares outstanding end of period	500,014	550,014
Percentage change in shares outstanding	0.0%	(21.4)%
Shares created	50,000	250,000
Shares redeemed	50,000	400,000
Per share NAV beginning of period	$36.37	$28.21
Per share NAV end of period	$33.39	$22.37
Percentage change in per share NAV	(8.2)%	(20.7)%
Percentage change in benchmark	(2.6)%	(9.7)%
Benchmark annualized volatility	17.4%	17.3%

During the six months ended June 30, 2011, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2010 to June 30, 2011. By comparison, during the six months ended June 30, 2010, the decrease in the Fund’s NAV resulted primarily from a decrease from 700,014 outstanding Shares at December 31, 2009 to 550,014 outstanding Shares at June 30, 2010. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index.

For the six months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 8.2% for the period ended June 30, 2011 as compared to the decrease of 20.7% for the period ended June 30, 2010, was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Fund’s NAV reached its high for the period on April 29, 2011 at $41.87 per Share and reached its low for the period on June 27, 2011 at $32.21 per Share. By comparison, during the six months ended June 30, 2010, the Fund’s NAV reached its high for the period on January 6, 2010 at $30.58 per Share and reached its low for the period on June 4, 2010 at $21.14 per Share.

The benchmark’s decline of 2.6% for the six months ended June 30, 2011, as compared to the benchmark’s decline of 9.7% for the six months ended June 30, 2010, can be attributed to a relatively lower depreciation of the underlying components of the index, primarily Crude Oil, during the six months ended June 30, 2011.

Net Income/Loss

For the six months ended June 30, 2011, the Fund’s net loss was $1,664,163, resulting from a net investment loss of $85,278, inclusive of management fees of $94,549 (.95% of the Fund’s average daily net assets of $20,069,993, a net realized gain of $1,990,290 and a change in net unrealized appreciation/depreciation of $(3,569,175). By comparison, for the six months ended June 30, 2010, the Fund’s net loss was $3,420,804, resulting from a net investment loss of $49,608, inclusive of management fees of $60,926 (.95% of the Fund’s average weighted assets of $12,932,832), a net realized loss of $2,737,178 and a change in net unrealized appreciation/depreciation of $(634,018). The Fund’s net income increased for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 primarily due to the relative performance of the Fund’s benchmark index during the six months ended June 30, 2011.

NAV of ProShares UltraShort DJ-UBS Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
NAV beginning of period	$1,440,073	$2,924,426
NAV end of period	$29,495,769	$3,381,653
Percentage change in NAV	1,948.2%	15.6%
Shares outstanding beginning of period	30,003	40,003
Shares outstanding end of period	609,997	40,003
Percentage change in shares outstanding	1,933.1%	0.0%
Shares created	1,780,000	40,000
Shares redeemed	1,200,006	40,000
Per share NAV beginning of period	$48.00	$73.11
Per share NAV end of period	$48.35	$84.53
Percentage change in per share NAV	0.7%	15.6%
Percentage change in benchmark	(2.6)%	(9.7)%
Benchmark annualized volatility	17.4%	17.3%

During the six months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 30,003 outstanding Shares at December 31, 2010 to 609,997 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the six months ended June 30, 2010, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2009 to June 30, 2010.

For the six months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 0.7% for the six months ended June 30, 2011, as compared to the increase of 15.6% for the six months ended June 30, 2010, was primarily due to a relatively lower appreciation in the value of the assets of the Fund during the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Fund’s NAV reached its high for the period on January 7, 2011 at $50.71 per Share and reached its low for the period on April 29, 2011 at $39.91 per Share. By comparison, during the six months ended June 30, 2010, the Fund’s NAV reached its high for the period on June 4, 2010 at $90.42 per Share and reached its low for the period on January 6, 2010 at $67.11 per Share.

The benchmark’s decline of 2.6% for the six months ended June 30, 2011, as compared to the benchmark’s decline of 9.7% for the six months ended June 30, 2010, can be attributed to a relatively lower depreciation of the underlying components of the index, primarily Crude Oil, during the six months ended June 30, 2011.

Net Income/Loss

For the six months ended June 30, 2011, the Fund’s net loss was $3,174,183, resulting from a net investment loss of $76,246, inclusive of management fees of $79,037 (.95% of the Fund’s average daily net assets of $16,777,198), a net realized loss of $5,514,836 and a change in net unrealized appreciation/depreciation of $2,416,899. By comparison, for the six months ended June 30, 2010, the Fund’s net income was $313,649, resulting from a net investment loss of $17,173, inclusive of management fees of $19,491 (.95% of the Fund’s average weighted assets of $4,137,411), a net realized gain of $551,338 and a change in net unrealized appreciation/depreciation of $(220,516). The Fund’s net income decreased for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 primarily due to the performance of the Fund’s benchmark index and the timing of capital share transactions during the six months ended June 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares UltraShort DJ-UBS Commodity Fund.

NAV of ProShares Ultra DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
NAV beginning of period	$228,133,077	$323,819,670
NAV end of period	$426,397,237	$501,252,171
Percentage change in NAV	86.9%	54.8%
Shares outstanding beginning of period	4,562,504	6,412,504
Shares outstanding end of period	9,999,170	13,012,504
Percentage change in shares outstanding	119.2%	102.9%
Shares created	17,475,000	17,162,500
Shares redeemed	12,038,334	10,562,500
Per share NAV beginning of period	$50.00	$50.50
Per share NAV end of period	$42.64	$38.52
Percentage change in per share NAV	(14.7)%	(23.7)%
Percentage change in benchmark	(5.0)%	(10.6)%
Benchmark annualized volatility	31.9%	28.8%

During the six months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 4,562,504 outstanding Shares at December 31, 2010 to 9,999,170 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. By comparison, during the six months ended June 30, 2010, the increase in the Fund’s NAV resulted from an increase from 6,412,504 outstanding Shares at December 31, 2009 to 13,012,504 outstanding Shares at June 30, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index.

For the six months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 14.7% for the three months ended June 30, 2011, as compared to the decrease of 23.7% for the six months ended June 30, 2010, was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Fund’s NAV reached its high for the period on April 29, 2011 at $63.90 per Share and reached its low for the period on June 27, 2011 at $38.53 per Share. By comparison, during the six months ended June 30, 2010, the Fund’s NAV reached its high for the period on May 3, 2010 at $57.29 per Share and reached its low for the period on May 25, 2010 at $33.73 per Share.

The benchmark’s decline of 5.0% for the six months ended June 30, 2011, as compared to the benchmark’s decline of 10.6% for the six months ended June 30, 2010, can be attributed to a relatively lower decrease in the price of WTI Crude Oil during the six months ended June 30, 2011.

Net Income/Loss

For the six months ended June 30, 2011, the Fund’s net income was $43,666,241, resulting from a net investment loss of $1,373,269, inclusive of management fees of $1,456,224 (.95% of the Fund’s average daily net assets of $309,114,160) and brokerage commissions of $54,773, a net realized gain of $74,350,857 and a change in net unrealized appreciation/depreciation of $(29,311,347). By comparison, for the six months ended June 30, 2010, the Fund’s net loss was $19,500,833, resulting from a net investment loss of $1,351,373, inclusive of management fees of $1,445,462 (.95% of the Fund’s average weighted assets of $306,829,726) and brokerage commissions of $79,965, a net realized loss of $4,146,751 and a change in net unrealized appreciation/depreciation of $(14,002,709). The Fund’s net income increased for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 primarily due to the performance of the Fund’s benchmark index and the timing of capital share transactions during the six months ended June 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares Ultra DJ-UBS Crude Oil Fund.

NAV of ProShares UltraShort DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
NAV beginning of period	$132,214,257	$76,656,626
NAV end of period	$160,288,442	$51,326,108
Percentage change in NAV	21.2%	(33.0)%
Shares outstanding beginning of period	2,600,003	1,120,003
Shares outstanding end of period	3,319,944	680,003
Percentage change in shares outstanding	27.7%	(39.3)%
Shares created	7,080,000	3,670,000
Shares redeemed	6,360,059	4,110,000
Per share NAV beginning of period	$50.85	$68.44
Per share NAV end of period	$48.28	$75.48
Percentage change in per share NAV	(5.1)%	10.3%
Percentage change in benchmark	(5.0)%	(10.6)%
Benchmark annualized volatility	31.9%	28.8%

During the six months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 2,600,003 outstanding Shares at December 31, 2010 to 3,319,944 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. By comparison, during the six months ended June 30, 2010, the decrease in the Fund’s NAV resulted from a decrease from 1,120,003 outstanding Shares at December 31, 2009 to 680,003 outstanding Shares at June 30, 2010. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index.

For the six months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 5.1% for the six months ended June 30, 2011, as compared to the increase of 10.3% for the six months ended June 30, 2010, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Fund’s NAV reached its high for the period on February 15, 2011 at $58.77 per Share and reached its low for the period on April 29, 2011 at $36.11 per Share. By comparison, during the six months ended June 30, 2010, the Fund’s NAV reached its high for the period on May 25, 2010 at $90.21 per Share and reached its low for the period on May 3, 2010 at $55.10 per Share.

The benchmark’s decline of 5.0% for the six months ended June 30, 2011, as compared to the benchmark’s decline of 10.6% for the six months ended June 30, 2010, can be attributed to a relatively lower decrease in the price of WTI Crude Oil during the six months ended June 30, 2011.

Net Income/Loss

For the six months ended June 30, 2011, the Fund’s net income was $32,613,791, resulting from a net investment loss of $669,419, inclusive of management fees of $699,551 (.95% of the Fund’s average daily net assets of $148,494,450) and brokerage commissions of $32,302, a net realized gain of $17,604,025 and a change in net unrealized appreciation/depreciation of $15,679,185. By comparison, for the six months ended June 30, 2010, the Fund’s net income was $26,469,806, resulting from a net investment loss of $379,012, inclusive of management fees of $406,784 (.95% of the Fund’s average weighted assets of $86,348,299) and brokerage commissions of $27,722, a net realized gain of $23,593,223 and a change in net unrealized appreciation/depreciation of $3,255,595. The Fund’s net income increased for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 primarily due to the performance of the Fund’s benchmark index and the timing of capital share transactions during the six months ended June 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares UltraShort DJ-UBS Crude Oil Fund.

NAV of ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
NAV beginning of period	$259,562,075	$156,476,709
NAV end of period	$282,765,412	$209,324,263
Percentage change in NAV	8.9%	33.8%
Shares outstanding beginning of period	3,750,014	3,550,014
Shares outstanding end of period	3,650,014	3,750,014
Percentage change in shares outstanding	(2.7)%	5.6%
Shares created	350,000	1,150,000
Shares redeemed	450,000	950,000
Per share NAV beginning of period	$69.22	$44.08
Per share NAV end of period	$77.47	$55.82
Percentage change in per share NAV	11.9%	26.6%
Percentage change in benchmark	7.1%	14.4%
Benchmark annualized volatility	13.2%	17.2%

During the six months ended June 30, 2011, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 3,750,014 outstanding Shares at December 31, 2010 to 3,650,014 outstanding Shares at June 30, 2011. By comparison, during the six months ended June 30, 2010, the increase in the Fund’s NAV resulted primarily from an increase from 3,550,014 outstanding Shares at December 31, 2009 to 3,750,014 outstanding Shares at June 30, 2010. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the six months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 11.9% for the six months ended June 30, 2011, as compared to the increase of 26.6% for the six months ended June 30, 2010, was primarily due to a relatively lower appreciation in the value of the assets of the Fund during the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Fund’s NAV reached its high for the period on June 22, 2011 at $82.49 per Share and reached its low for the period on January 28, 2011 at $60.68 per Share. By comparison, during the six months ended June 30, 2010, the Fund’s NAV reached its high for the period on June 28, 2010 at $57.39 per Share and reached its low for the period on February 5, 2010 at $41.35 per Share.

The benchmark’s rise of 7.1% for the six months ended June 30, 2011, as compared to the benchmark’s rise of 14.4% for the six months ended June 30, 2010, can be attributed to a relatively lower increase in the price of spot gold in U.S. Dollar terms during the six months ended June 30, 2011.

Net Income/Loss

For the six months ended June 30, 2011, the Fund’s net income was $25,613,572, resulting from a net investment loss of $1,091,740, inclusive of management fees of $1,208,434 (.95% of the Fund’s average daily net assets of $256,515,511) and brokerage commissions of $1,810, a net realized gain of $50,632,624 and a change in net unrealized appreciation/depreciation of $(23,927,312). By comparison, for the six months ended June 30, 2010, the Fund’s net income was $42,798,354, resulting from a net investment loss of $730,328, inclusive of management fees of $830,426 (.95% of the Fund’s average weighted assets of $176,275,397) and brokerage commissions of $2,071, a net realized gain of $43,718,694 and a change in net unrealized appreciation/depreciation of $(190,012). The Fund’s net income decreased for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 primarily due to the relative performance of the Fund’s benchmark and the significant increase in net asset value during the six months ended June 30, 2011.

NAV of ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
NAV beginning of period	$77,732,507	$67,602,811
NAV at end of period	$95,525,554	$71,715,632
Percentage change in NAV	22.9%	6.1%
Shares outstanding beginning of period	2,739,901	1,290,003
Shares outstanding end of period	3,989,901	1,889,901
Percentage change in shares outstanding	45.6%	46.5%
Shares created	2,000,000	1,150,000
Shares redeemed	750,000	550,102
Per share NAV beginning of period	$28.37	$52.41
Per share NAV end of period	$23.94	$37.95
Percentage change in per share NAV	(15.6)%	(27.6)%
Percentage change in benchmark	7.1%	14.4%
Benchmark annualized volatility	13.2%	17.2%

During the six months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 2,739,901 outstanding Shares at December 31, 2010 to 3,989,901 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, the increase in the Fund’s NAV resulted from an increase from 1,290,003 outstanding Shares at December 31, 2009 to 1,889,901 outstanding Shares at June 30, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the six months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 15.6% for the six months ended June 30, 2011, as compared to the decrease of 27.6% for the six months ended June 30, 2010, was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Fund’s NAV reached its high for the period on January 28, 2011 at $32.10 per Share and reached its low for the period on June 22, 2011 at $22.56 per Share. By comparison, during the six months ended June 30, 2010, the Fund’s NAV reached its high for the period on February 5, 2010 at $54.47 per Share and reached its low for the period on June 28, 2010 at $36.99 per Share.

The benchmark’s rise of 7.1% for the six months ended June 30, 2011, as compared to the benchmark’s rise of 14.4% for the six months ended June 30, 2010, can be attributed to a relatively lower increase in the price of spot gold in U.S. Dollar terms during the six months ended June 30, 2011.

Net Income/Loss

For the six months ended June 30, 2011, the Fund’s net loss was $16,006,008, resulting from a net investment loss of $388,467, inclusive of management fees of $430,641 (.95% of the Fund’s average daily net assets of $91,412,533) and brokerage commissions of $1,853, a net realized loss of $23,388,790 and a change in net unrealized appreciation/depreciation of $7,771,249. By comparison, for the six months ended June 30, 2010, the Fund’s net loss was $21,114,499, resulting from a net investment loss of $276,610, inclusive of management fees of

$314,538 (.95% of the Fund’s average weighted assets of $66,767,248) and brokerage commissions of $1,825, a net realized loss of $20,401,558 and a change in net unrealized appreciation/depreciation of $(436,331). The Fund’s net income increased for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 primarily due to the relative performance of the Fund’s benchmark and the significant increase in net asset value during the six months ended June 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares UltraShort Gold Fund.

NAV of ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
NAV beginning of period	$547,003,919	$145,416,382
NAV end of period	$881,928,826	$181,076,130
Percentage change in NAV	61.2%	24.5%
Shares outstanding beginning of period	3,500,014	2,550,014
Shares outstanding end of period	5,250,014	2,850,014
Percentage change in shares outstanding	50.0%	11.8%
Shares created	3,700,000	1,350,000
Shares redeemed	1,950,000	1,050,000
Per share NAV beginning of period	$156.29	$57.03
Per share NAV end of period	$167.99	$63.54
Percentage change in per share NAV	7.5%	11.4%
Percentage change in benchmark	14.3%	10.3%
Benchmark annualized volatility	58.6%	34.0%

During the six months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 3,500,014 outstanding Shares at December 31, 2010 to 5,250,014 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the six months ended June 30, 2010, the increase in the Fund’s NAV resulted primarily from an increase from 2,550,014 outstanding Shares at December 31, 2009 to 2,850,014 outstanding Shares at June 30, 2010. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the six months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 7.5% for the six months ended June 30, 2011, as compared to the increase of 11.4% for the six months ended June 30, 2010, was primarily due to a relatively lower appreciation in the value of the assets of the Fund during the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Fund’s NAV reached its high for the period on April 28, 2011 at $369.22 per Share and reached its low for the period on January 28, 2011 at $116.80 per Share. By comparison, during the six months ended June 30, 2010, the Fund’s NAV reached its high for the period on May 14, 2010 at $71.40 per Share and reached its low for the period on February 8, 2010 at $44.40 per Share.

The benchmark’s rise of 14.3% for the six months ended June 30, 2011, as compared to the benchmark’s rise of 10.3% for the six months ended June 30, 2010, can be attributed to a relatively higher increase in the price of spot silver in U.S. Dollar terms during the six months ended June 30, 2011.

Net Income/Loss

For the six months ended June 30, 2011, the Fund’s net loss was $16,680,619, resulting from a net investment loss of $3,753,681, inclusive of management fees of $4,107,369 (.95% of the Fund’s average daily net assets of $871,875,314) and brokerage commissions of $5,228, a net realized gain of $67,052,747 and a change in net unrealized appreciation/depreciation of $(79,979,685). By comparison, for the six months ended June 30, 2010, the Fund’s net income was $25,097,256, resulting from a net investment loss of $677,956, inclusive of management fees of $791,851 (.95% of the Fund’s average weighted assets of $168,086,969) and brokerage commissions of $3,355, a net realized gain of $25,059,162 and a change in net unrealized appreciation/depreciation of $716,050. The Fund’s net income decreased for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 primarily due to the relative performance of the Fund’s benchmark and the change in capital shares outstanding during the six months ended June 30, 2011.

NAV of ProShares UltraShort Silver*

Fund Performance

The following tables provides summary performance information for the Fund for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
NAV beginning of period	$99,032,781	$64,516,145
NAV end of period	$657,213,364	$60,185,658
Percentage change in NAV	563.6%	(6.7)%
Shares outstanding beginning of period	2,482,479	342,500
Shares outstanding end of period	35,194,369	469,979
Percentage change in shares outstanding	1,317.7%	37.2%
Shares created	45,687,500	355,000
Shares redeemed	12,975,610	227,521
Per share NAV beginning of period	$39.89	$188.37
Per share NAV end of period	$18.67	$128.06
Percentage change in per share NAV	(53.2)%	(32.0)%
Percentage change in benchmark	14.3%	10.3%
Benchmark annualized volatility	58.6%	34.0%

During the six months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 2,482,479 outstanding Shares at December 31, 2010 to 35,194,369 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the six months ended June 30, 2010, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 342,500 outstanding Shares at December 31, 2009 to 469,979 outstanding Shares at June 30, 2010.

For the six months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 53.2% for the six months ended June 30, 2011, as compared to the decrease of 32.0% for the six months ended June 30, 2010 was primarily due to a relatively higher depreciation in the value of the assets of the Fund during the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Fund’s NAV reached its high for the period on January 25, 2011 at $51.11 per Share and reached its low for the period on April 28, 2011 at $13.29 per Share. By comparison, during the six months ended June 30, 2010, the Fund’s NAV reached its high for the period on February 8, 2010 at $227.03 per Share and reached its low for the period on June 21, 2010 at $121.37 per Share.

The benchmark’s rise of 14.3% for the six months ended June 30, 2011, as compared to the benchmark’s rise of 10.3% for the six months ended June 30, 2010, can be attributed to a relatively higher increase in the price of spot silver in U.S. Dollar terms during the six months ended June 30, 2011.

Net Income/Loss

For the six months ended June 30, 2011, the Fund’s net loss was $26,713,062, resulting from a net investment loss of $1,380,998, inclusive of management fees of $1,483,259 (.95% of the Fund’s average daily net assets of $314,852,861) and brokerage commissions of $2,287, a net realized loss of $52,341,860 and a change in net unrealized appreciation/depreciation of $27,009,796. By comparison, for the six months ended June 30, 2010, the Fund’s net loss was $23,458,500, resulting from a net investment loss of $259,719, inclusive of management fees of $297,094 (.95% of the Fund’s average weighted assets of $63,064,482) and brokerage commissions of $1,892, a net realized loss of $22,177,971 and a change in net unrealized appreciation/depreciation of $(1,020,810). The Fund’s net income decreased for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 primarily due to the relative performance of the Fund’s benchmark during the six months ended June 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share splits for the ProShares UltraShort Silver Fund.

NAV of ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
NAV beginning of period	$7,729,684	$7,531,857
NAV end of period	$9,061,264	$16,329,042
Percentage change in NAV	17.2%	116.8%
Shares outstanding beginning of period	300,014	250,014
Shares outstanding end of period	300,014	750,014
Percentage change in shares outstanding	0.0%	200%
Shares created	—	850,000
Shares redeemed	—	350,000
Per share NAV beginning of period	$25.76	$30.13
Per share NAV end of period	$30.20	$21.77
Percentage change in per share NAV	17.2%	(27.7)%
Percentage change in benchmark	8.5%	(14.6)%
Benchmark annualized volatility	10.7%	11.0%

During the six months ended June 30, 2011, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2010 to June 30, 2011. By comparison, the increase in the Fund’s NAV resulted from an increase from 250,014 outstanding Shares at December 31, 2009 to 750,014 outstanding Shares at June 30, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results

(before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the six months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 17.2% for the six months ended June 30, 2011, as compared to the decrease of 27.7% for the six months ended June 30, 2010 was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Fund’s NAV reached its high for the period on May 3, 2011 at $31.63 per Share and reached its low for the period on January 7, 2011 at $24.01 per Share. By comparison, during the six months ended June 30, 2010, the Fund’s NAV reached its high for the period on January 11, 2010 at $30.98 per Share and reached its low for the period on June 7, 2010 at $20.70 per Share.

The benchmark’s rise of 8.5% for the six months ended June 30, 2011, as compared to the benchmark’s decline of 14.6% for the six months ended June 30, 2010, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the six months ended June 30, 2011.

Net Income/Loss

For the six months ended June 30, 2011, the Fund’s net income was $1,331,580, resulting from a net investment loss of $36,218, inclusive of management fees of $40,060 (.95% of the Fund’s average daily net assets of $8,503,461), a net realized gain of $1,607,107 and a change in net unrealized appreciation/depreciation of $(239,309). By comparison, for the six months ended June 30, 2010, the Fund’s net loss was $2,940,910, resulting from a net investment loss of $44,109, inclusive of management fees of $49,931 (.95% of the Fund’s average weighted assets of $10,598,885), a net realized loss of $2,944,861 and a change in net unrealized appreciation/depreciation of $48,060. The Fund’s net income increased for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 primarily due to the relative performance of the Fund’s benchmark during the six months ended June 30, 2010.

NAV of ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
NAV beginning of period	$444,412,995	$100,847,786
NAV end of period	$632,327,167	$462,324,726
Percentage change in NAV	42.3%	358.4%
Shares outstanding beginning of period	21,900,014	5,400,014
Shares outstanding end of period	37,750,014	18,500,014
Percentage change in shares outstanding	72.4%	242.6%
Shares created	20,050,000	18,000,000
Shares redeemed	4,200,000	4,900,000
Per share NAV beginning of period	$20.29	$18.68
Per share NAV end of period	$16.75	$24.99
Percentage change in per share NAV	(17.5)%	33.8%
Percentage change in benchmark	8.5%	(14.6)%
Benchmark annualized volatility	10.7%	11.0%

During the six months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 21,900,014 outstanding Shares at December 31, 2010 to 37,750,014 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results

(before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the six months ended June 30, 2010, the increase in the Fund’s NAV resulted primarily from an increase from 5,400,014 outstanding Shares at December 31, 2009 to 18,500,014 outstanding Shares at June 30, 2010. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the six months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 17.5% for the six months ended June 30, 2011, as compared to the increase of 33.8% for the six months ended June 30, 2010 was primarily due to a depreciation in the value of the assets held by the Fund during the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Fund’s NAV reached its high for the period on January 7, 2011 at $21.74 per Share and reached its low for the period on May 3, 2011 at $16.22 per Share. By comparison, during the six months ended June 30, 2010, the Fund’s NAV reached its high for the period on June 7, 2010 at $26.39 per Share and reached its low for the period on January 11, 2010 at $18.14 per Share.

The benchmark’s rise of 8.5% for the six months ended June 30, 2011, as compared to the benchmark’s decline of 14.6% for the six months ended June 30, 2010, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the six months ended June 30, 2011.

Net Income/Loss

For the six months ended June 30, 2011, the Fund’s net loss was $92,714,026, resulting from a net investment loss of $1,901,910, inclusive of management fees of $2,120,677 (.95% of the Fund’s average daily net assets of $450,158,271), a net realized loss of $101,430,775 and a change in net unrealized appreciation/depreciation of $10,618,659. By comparison, for the six months ended June 30, 2010, the Fund’s net income was $90,961,390, resulting from a net investment loss of $1,256,752, inclusive of management fees of $1,489,971 (.95% of the Fund’s average weighted assets of $316,277,686), a net realized gain of $88,493,608 and a change in net unrealized appreciation/depreciation of $3,724,534. The Fund’s net income decreased for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 primarily due to the relative performance of the Fund’s benchmark during the six months ended June 30, 2011.

NAV of ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
NAV beginning of period	$5,024,240	$3,921,267
NAV end of period	$3,376,952	$4,292,085
Percentage change in NAV	(32.8)%	9.5%
Shares outstanding beginning of period	150,014	150,014
Shares outstanding end of period	100,014	150,014
Percentage change in shares outstanding	(33.3)%	0.0%
Shares created	—	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$33.49	$26.14
Per share NAV end of period	$33.76	$28.61
Percentage change in per share NAV	0.8%	9.5%
Percentage change in benchmark	0.8%	5.3%
Benchmark annualized volatility	8.9%	11.7%

During the six months ended June 30, 2011, the decrease in the Fund’s NAV resulted primarily from a decrease from 150,014 outstanding Shares at December 31, 2010 to 100,014 outstanding Shares at June 30, 2011. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the six months ended June 30, 2010, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. The Fund had no creation or redemption activity during the period.

For the six months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 0.8% for the six months ended June 30, 2011, as compared to the increase of 9.5% for the six months ended June 30, 2010 was primarily due to a relatively lower appreciation in the value of the assets held by the Fund during the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Fund’s NAV reached its high for the period on March 17, 2011 at $35.34 per Share and reached its low for the period on April 6, 2011 at $30.09 per Share. By comparison, during the six months ended June 30, 2010, the Fund’s NAV reached its high for the period on March 3, 2010 at $28.87 per Share and reached its low for the period on May 3, 2010 at $25.14 per Share.

The benchmark’s rise of 0.8% for the six months ended June 30, 2011, as compared to the benchmark’s rise of 5.3% for the six months ended June 30, 2010, can be attributed to a relatively lower increase in the value of the Japanese Yen versus the U.S. Dollar during the six months ended June 30, 2011.

Net Income/Loss

For the six months ended June 30, 2011, the Fund’s net loss was $53,699, resulting from a net investment loss of $14,422, inclusive of management fees of $15,917 (.95% of the Fund’s average daily net assets of $3,378,819), a net realized gain of $226,199 and a change in net unrealized appreciation/depreciation of $(265,476). By comparison, for the six months ended June 30, 2010, the Fund’s net income was $370,818, resulting from a net investment loss of $16,523, inclusive of management fees of $19,069 (.95% of the Fund’s average weighted assets of $4,047,742), a net realized loss of $198,362 and a change in net unrealized appreciation/depreciation of $585,703. The Fund’s net income decreased for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 primarily due to the performance of the Fund’s benchmark and the timing of capital share transactions during the six months ended June 30, 2011.

NAV of ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
NAV at beginning of period	$207,685,813	$67,487,917
NAV at end of period	$356,417,645	$145,332,808
Percentage change in NAV	71.6%	115.3%
Shares outstanding beginning of period	13,250,014	3,150,014
Shares outstanding end of period	23,550,014	7,700,014
Percentage change in shares outstanding	77.7%	144.4%
Shares created	19,600,000	5,450,000
Shares redeemed	9,300,000	900,000
Per share NAV beginning of period	$15.67	$21.42
Per share NAV end of period	$15.13	$18.87
Percentage change in per share NAV	(3.4)%	(11.9)%
Percentage change in benchmark	0.8%	5.3%
Benchmark annualized volatility	8.9%	11.7%

During the six months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 13,250,014 outstanding Shares at December 31, 2010 to 23,550,014 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the six months ended June 30, 2010, the increase in the Fund’s NAV resulted from an increase from 3,150,014 outstanding Shares at December 31, 2009 to 7,700,014 outstanding Shares at June 30, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the six months ended June 30, 2011 and June 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 3.4% for the six months ended June 30, 2011, as compared to the decrease of 11.9% for the six months ended June 30, 2010 was primarily due to a relatively lower depreciation in the value of the assets held by the Fund during the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Fund’s NAV reached its high for the period on April 6, 2011 at $17.15 per Share and reached its low for the period on March 17, 2011 at $14.69 per Share. By comparison, during the six months ended June 30, 2010, the Fund’s NAV reached its high for the period on May 3, 2010 at $21.85 per Share and reached its low for the period on June 30, 2010 at $18.87 per Share.

The benchmark’s rise of 0.8% for the six months ended June 30, 2011, as compared to the benchmark’s rise of 5.3% for the six months ended June 30, 2010, can be attributed to a relatively lower increase in the value of the Japanese Yen versus the U.S. Dollar during the six months ended June 30, 2011.

Net Income/Loss

For the six months ended June 30, 2011, the Fund’s net loss was $9,389,388, resulting from a net investment loss of $1,375,798, inclusive of management fees of $1,527,901 (.95% of the Fund’s average daily net assets of $324,329,059), a net realized loss of $21,725,210 and a change in net unrealized appreciation/depreciation of $13,711,620. By comparison, for the six months ended June 30, 2010, the Fund’s net loss was $14,951,344, resulting from a net investment loss of $512,641, inclusive of management fees of $598,770 (.95% of the Fund’s average weighted assets of $127,101,390), a net realized gain of $303,850 and a change in net unrealized appreciation/depreciation of $(14,742,553). The Fund’s net income increased for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 primarily due to the relative performance of the Fund’s benchmark during the six months ended June 30, 2011.

NAV of ProShares VIX Short-Term Futures ETF

Since the Fund commenced investment operations on January 3, 2011, a comparison of the Fund’s results of operations for the six months ended June 30, 2010 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2011:

Six Months Ended June 30, 2011
NAV beginning of period	$400
NAV end of period	$46,602,361
Percentage change in NAV	11,650,490.3%
Shares outstanding beginning of period	5
Shares outstanding end of period	1,025,005
Percentage change in shares outstanding	20,500,000.0%
Shares created	2,125,000
Shares redeemed	1,100,000
Per share NAV beginning of period	$80.00
Per share NAV end of period	$45.47
Percentage change in per share NAV	(43.2)%
Percentage change in benchmark	(43.8)%
Benchmark annualized volatility	53.3%

During the six months ended June 30, 2011, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at December 31, 2010 to 1,025,005 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark.

During the six months ended June 30, 2011, the Fund’s NAV reached its high for the period on March 16, 2011 at $81.40 per Share and reached its low for the period on June 30, 2011 at $45.47 per Share.

The benchmark’s decline of 43.8% for the six months ended June 30, 2011 can be attributed to the cost of holding and rolling VIX short-term futures contracts over the period.

Net Income/Loss

For the six months ended June 30, 2011, the Fund’s net loss was $17,368,636, resulting from a net investment loss of $124,479, inclusive of management fees of $36,288 and offering costs of $98,128, a net realized loss of $12,792,140 and a change in net unrealized appreciation/depreciation of $(4,452,017).

NAV of ProShares VIX Mid-Term Futures ETF

Since the Fund commenced investment operations on January 3, 2011, a comparison of the Fund’s results of operations for the six months ended June 30, 2010 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2011:

Six Months Ended June 30, 2011
NAV beginning of period	$400
NAV end of period	$13,895,731
Percentage change in NAV	3,473,832.8%
Shares outstanding beginning of period	5
Shares outstanding end of period	225,005
Percentage change in shares outstanding	4,500,000.0%
Shares created	475,000
Shares redeemed	250,000
Per share NAV beginning of period	$80.00
Per share NAV end of period	$61.76
Percentage change in per share NAV	(22.8)%
Percentage change in benchmark	(23.4)%
Benchmark annualized volatility	27.1%

During the six months ended June 30, 2011, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at December 31, 2010 to 225,005 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the six months ended June 30, 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark.

During the six months ended June 30, 2011, the Fund’s NAV reached its high for the period on January 3, 2011 at $80.00 per Share and reached its low for the period on May 31, 2011 at $61.06 per Share.

The benchmark’s decline of 23.4% for the six months ended June 30, 2011 can be attributed to the cost of holding and rolling VIX mid-term futures contracts over the period.

Net Income/Loss

For the six months ended June 30, 2011, the Fund’s net loss was $2,306,438, resulting from a net investment loss of $31,763, inclusive of offering costs of $61,330 offset by limitation by Sponsor of $26,552, a net realized loss of $1,860,602 and a change in net unrealized appreciation/depreciation of $(414,073).

Off-Balance Sheet Arrangements and Contractual Obligations

As of August 9, 2011, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

The Sponsor attempts to minimize certain of these market and credit risks by normally:

•	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;

•	limiting the outstanding amounts due from counterparties to the Funds;

•	not posting margin directly with a counterparty;

•	generally requiring that the counterparty posts collateral in amounts approximately equal to that owed to the Funds, as marked to market;

•	limiting the amount of margin or premium posted at a futures commission merchant (“FCM”); and

•	ensuring that deliverable contracts are not held to such a date when delivery of the underlying asset could be called for.

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

The use of fair value to measure Financial Instruments, with related unrealized gains or losses recognized in earnings in each period, is fundamental to the Trust’s and the Funds’ financial statements. The fair value of a Financial Instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

For financial reporting purposes, the Leveraged Funds and VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of some Leveraged Funds’ and VIX Funds’ final creation/redemption NAV for the three and six months ended June 30, 2011.

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

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which are sensitive to commodity price risk. As of June 30, 2011 and June 30, 2010, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra DJ-UBS Commodity:

As of June 30, 2011, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s swap positions as of June 30, 2011, which are sensitive to commodity price risk.

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$157.5247	$8,152,130
Dow Jones-UBS Commodity Index	UBS AG	Long	157.5247	25,337,039

The June 30, 2011 swap notional amount is calculated by multiplying units times the closing level of the Index. The notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission on March 1, 2011 (the “Form 10-K”) for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of June 30, 2010, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s swap positions as of June 30, 2010, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$125.7471	$6,292,846
Dow Jones-UBS Commodity Index	UBS AG	Long	125.7471	18,324,499

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

ProShares UltraShort DJ-UBS Commodity:

As of June 30, 2011, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s short swap positions as of June 30, 2011, which are sensitive to commodity price risk.

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$157.5247	$(14,458,798)
Dow Jones-UBS Commodity Index	UBS AG	Short	157.5247	(44,002,256)

The June 30, 2011 short swap notional amount is calculated by multiplying units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of June 30, 2010, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s short swap positions as of June 30, 2010, which are sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$125.7471	$(1,504,460)
Dow Jones-UBS Commodity Index	UBS AG	Short	125.7471	(5,246,244)

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

ProShares Ultra DJ-UBS Crude Oil:

As of June 30, 2011, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2011, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil
(NYMEX)	Long	September 2011	3,681	$95.96	1,000	$353,228,760

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Long	$256.1940	$167,208,929
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Long	256.1940	332,370,201

The June 30, 2011 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2011 swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	September 2010	4,598	$76.16	1,000	$350,183,680

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Long	$232.4933	$240,847,937
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Long	232.4933	411,408,299

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

ProShares UltraShort DJ-UBS Crude Oil:

As of June 30, 2011, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2011, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	September 2011	1,146	$95.96	1,000	$(109,970,160)

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Short	$256.1940	$(73,730,860)
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Short	256.1940	(136,879,095)

The June 30, 2011 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2011 short swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	September 2010	445	$76.16	1,000	$(33,891,200)

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Short	$232.4933	$(26,682,771)
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Short	232.4933	(42,068,224)

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

ProShares Ultra Gold:

As of June 30, 2011, the ProShares Ultra Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2011, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2011	84	$1,502.80	100	$12,623,520

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$1,505.55	$141,401,256
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,505.55	411,466,815

The June 30, 2011 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2011 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

ProShares UltraShort Gold:

As of June 30, 2011, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2011, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2011	32	$1,502.80	100	$(4,808,960)

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$1,505.55	$(45,916,264)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,505.55	(140,317,260)

The June 30, 2011 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2011 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

ProShares Ultra Silver:

As of June 30, 2011, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2011, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2011	287	$34.832	5,000	$49,983,920

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$35.0210	$421,855,962
0.999 Fine Troy Ounce Silver	UBS AG	Long	35.0210	1,292,765,194

The June 30, 2011 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2011 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

ProShares UltraShort Silver:

As of June 30, 2011, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2011, which are sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2011	207	$34.832	5,000	$(36,051,120)

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$35.0210	$(312,825,083)
0.999 Fine Troy Ounce Silver	UBS AG	Short	35.0210	(964,933,613)

The June 30, 2011 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2011 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Funds’ Financial Instruments, which are sensitive to changes in exchange rates. As of June 30, 2011, each of the Currency Funds’ positions were as follows:

ProShares Ultra Euro:

As of June 30, 2011, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2011, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/08/11	6,308,625	1 .4500	$9,147,615
Euro	UBS AG	Long	07/08/11	6,990,900	1 .4500	10,136,925
Euro	Goldman Sachs International	Short	07/08/11	(248,800)	1 .4500	(360,764)
Euro	UBS AG	Short	07/08/11	(551,400)	1 .4500	(799,540)

The June 30, 2011 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

ProShares UltraShort Euro:

As of June 30, 2011, the ProShares UltraShort Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2011, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/08/11	12,347,800	1.4500	$17,904,522
Euro	UBS AG	Long	07/08/11	105,580,800	1.4500	153,093,974
Euro	Goldman Sachs International	Short	07/08/11	(438,423,925)	1.4500	(635,722,225)
Euro	UBS AG	Short	07/08/11	(550,659,000)	1.4500	(798,465,012)

The June 30, 2011 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

ProShares Ultra Yen:

As of June 30, 2011, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2011, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/08/11	324,120,000	0.012421	$4,025,945
Yen	UBS AG	Long	07/08/11	234,410,000	0.012421	$2,911,643
Yen	Goldman Sachs International	Short	07/08/11	(4,300,000)	0.012421	(53,411)
Yen	UBS AG	Short	07/08/11	(10,490,000)	0.012421	(130,298)

The June 30, 2011 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

ProShares UltraShort Yen:

As of June 30, 2011, the ProShares UltraShort Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2011, which are sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/08/11	2,235,880,000	0.012421	$27,772,213
Yen	UBS AG	Long	07/08/11	6,524,880,000	0.012421	81,046,549
Yen	Goldman Sachs International	Short	07/08/11	(31,837,740,000)	0.012421	(395,461,518)
Yen	UBS AG	Short	07/08/11	(34,312,880,000)	0.012421	(426,205,617)

The June 30, 2011 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Equity Market Volatility Sensitivity

ProShares VIX Short-Term Futures ETF

As of June 30, 2011, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2011, which are sensitive to equity market volatility risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX (CBOE)	Long	July 2011	1,280	$17.70	1,000	$22,656,000
VIX (CBOE)	Long	August 2011	1,278	18.75	1,000	23,962,500

ProShares VIX Mid-Term Futures ETF

As of June 30, 2011, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2011, which are sensitive to equity market volatility risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX (CBOE)	Long	October 2011	101	$22.00	1,000	$2,222,000
VIX (CBOE)	Long	November 2011	203	22.55	1,000	4,577,650
VIX (CBOE)	Long	December 2011	204	22.70	1,000	4,630,800
VIX (CBOE)	Long	January 2012	101	24.30	1,000	2,454,300

Qualitative Disclosure

As described above in Item 2 of this Quarterly Report on Form 10-Q, it is the investment objective of each Leveraged Fund to seek daily investment results, before fees and expenses, which match twice (2x) the daily performance, whether positive or negative, of its corresponding benchmark. Each Ultra Fund seeks daily investment results (before fees and expenses) that match twice (2x) the daily performance of its corresponding benchmark. Each Short Fund will seek daily investment results (before fees and expenses) that match the inverse (-1x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results (before fees and expenses) that match twice the inverse (-2x) of the daily performance of its corresponding benchmark. Each VIX Fund seeks investment results (before fees and expenses) that match the performance of a benchmark. Daily performance is measured from the calculation of one NAV to the next. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than one day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Investors should monitor their ProShares holdings consistent with their strategies, as frequently as daily. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

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

Managing Market Risks

Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (1x, 2x, -1x or -2x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described above in Item 2 of this Quarterly Report on Form 10-Q, these adjustments are done through the use of various Financial Instruments. No attempt is made to adjust market exposure in order to avoid changes to the benchmark that would cause the Funds to lose value. Factors common to all Funds that may require portfolio re-positioning are create/redeem activity and index rebalances.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of June 30, 2011, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

There has not been a material change to the Risk Factors previously disclosed in Part I, Item 1A in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A in the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	The Trust initially registered Shares on Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all Shares registered and re-allocated the remaining amount of the Shares registered among the Funds pursuant to its Registration Statement on Form S-3 (No. 333-163511), which became effective on December 4, 2009, and registered additional Shares and Funds pursuant to Post-Effective Amendments to that Registration Statement, which became effective on May 28, 2010 and December 23, 2010. Additional amounts were registered pursuant to subsequent Prospectus Supplements, which aggregate total amounts are reflected in the “Amount Registered” column below. Substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions. Each Leveraged Fund continuously offers and redeems its Shares in blocks of 50,000 Shares. Each VIX Fund continuously offers and redeems its Shares in blocks of 25,000 Shares.

Title of Securities Registered	Amount Registered	Shares Sold for the three months ended June 30, 2011	Sale Price of Shares Sold for the three months ended June 30, 2011
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$300,000,000	—	$—
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	$500,000,000	1,750,000	$83,123,025
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest	$3,000,000,000	7,900,000	$349,316,382
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest	$1,500,000,000	4,350,000	$182,280,150

ProShares Short DJ-UBS Natural Gas Common Units of Beneficial Interest	$1,000,000,000	—	$—
ProShares Ultra Gold Common Units of Beneficial Interest	$1,000,000,000	300,000	$24,272,201
ProShares Short Gold Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares UltraShort Gold Common Units of Beneficial Interest	$1,000,000,000	950,000	$22,973,276
ProShares Ultra Silver Common Units of Beneficial Interest	$2,000,000,000	1,800,000	$397,487,054
ProShares UltraShort Silver Common Units of Beneficial Interest	$2,100,000,000	41,100,000	$704,930,954
ProShares Ultra Euro Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares UltraShort Euro Common Units of Beneficial Interest	$2,103,506,872	16,200,000	$281,392,056
ProShares Ultra Yen Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares UltraShort Yen Common Units of Beneficial Interest	$1,300,000,000	2,750,000	$42,048,858
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$800,000,000	1,450,000	$75,845,453
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$500,000,000	325,000	$21,205,650
Total:	$18,603,506,872	78,875,000	$2,184,875,059

(c)	From April 1, 2011 through June 30, 2011, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Ultra DJ-UBS Commodity
04/01/11 to 04/30/11	—	$—
05/01/11 to 05/31/11	—	—
06/01/11 to 06/30/11	50,000	32.20
ProShares UltraShort DJ-UBS Commodity
04/01/11 to 04/30/11	—	—
05/01/11 to 05/31/11	—	—
06/01/11 to 06/30/11	1,200,000	44.43
ProShares Ultra DJ-UBS Crude Oil
04/01/11 to 04/30/11	1,650,000	61.81
05/01/11 to 05/31/11	800,000	49.50
06/01/11 to 06/30/11	200,000	49.50
ProShares UltraShort DJ-UBS Crude Oil
04/01/11 to 04/30/11	—	—
05/01/11 to 05/31/11	3,700,000	46.42
06/01/11 to 06/30/11	650,000	47.83
ProShares Ultra Gold
04/01/11 to 04/30/11	—	—
05/01/11 to 05/31/11	150,000	78.76
06/01/11 to 06/30/11	—	—
ProShares UltraShort Gold
04/01/11 to 04/30/11	—	—
05/01/11 to 05/31/11	—	—
06/01/11 to 06/30/11	—	—
ProShares Ultra Silver
04/01/11 to 04/30/11	400,000	257.76
05/01/11 to 05/31/11	300,000	206.38
06/01/11 to 06/30/11	500,000	187.87
ProShares UltraShort Silver
04/01/11 to 04/30/11	—	—
05/01/11 to 05/31/11	10,250,000	20.16
06/01/11 to 06/30/11	1,300,000	19.22
ProShares Ultra Euro
04/01/11 to 04/30/11	—	—
05/01/11 to 05/31/11	—	—
06/01/11 to 06/30/11	—	—
ProShares UltraShort Euro
04/01/11 to 04/30/11	—	—
05/01/11 to 05/31/11	350,000	17.12
06/01/11 to 06/30/11	—	—
ProShares Ultra Yen
04/01/11 to 04/30/11	—	—
05/01/11 to 05/31/11	—	—
06/01/11 to 06/30/11	—	—
ProShares UltraShort Yen
04/01/11 to 04/30/11	1,400,000	16.24
05/01/11 to 05/31/11	—	—
06/01/11 to 06/30/11	450,000	15.13
ProShares VIX Short-Term Futures ETF
04/01/11 to 04/30/11	—	—
05/01/11 to 05/31/11	150,000	51.12
06/01/11 to 06/30/11	775,000	50.45
ProShares VIX Mid-Term Futures ETF
04/01/11 to 04/30/11	25,000	69.03
05/01/11 to 05/31/11	175,000	61.71
06/01/11 to 06/30/11	—	—
Total:	24,475,000	41.12

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
101.INS	XBRL Instance Document(3)
101.SCH	XBRL Taxonomy Extension Schema(3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(3)
101.LAB	XBRL Taxonomy Extension Label Linkbase(3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(3)

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	The information in these exhibits will be furnished within 30 days after the earlier of the due date or filing date of this quarterly report on Form 10-Q by an amendment to this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg
By: Louis Mayberg
Principal Executive Officer

Date: August 9, 2011

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: August 9, 2011