Form 10-K/A
period 2010-12-31
ProShares Trust II
filed 2011-08-18
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 of ProShares Trust II (the “Trust”), filed with the U.S. Securities and Exchange Commission on March 1, 2011 (the “Form 10-K”), as amended by Amendment No. 1 to the Form 10-K, is being filed to amend Part II, “Item 8. Financial Statements and Supplementary Data” of the Form 10-K to clarify that the “Report of Independent Registered Public Accounting Firm” addresses the financial statements and internal control over financial reporting of the combined Trust and each of the individual sixteen funds. This Amendment No. 2 also further amends Part II, “Item 9A. Controls and Procedures” of the Form 10-K to: (a) reflect that the Trust’s management has evaluated the disclosure controls and procedures both for the individual funds and the Trust taken as a whole and to include the conclusions of such evaluations, and to make conforming changes to “Management’s Annual Report on Internal Control Over Financial Reporting”; (b) reflect that there were no changes in the Trust’s or the funds’ internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the funds’ internal control over financial reporting; and (c) clarify that the scope of the Trust’s certifications applies both to the individual funds and to the Trust taken as a whole, and that the Principal Executive Officer and Principal Financial Officer are certifying both as to each fund and the Trust taken as a whole.

Except as set forth above, no other changes have been made to the Form 10-K, and this Amendment No. 2 does not amend, update or change any other items or disclosure found in the Form 10-K. Further, this Amendment No. 2 does not reflect events that may have occurred after the filing of the Form 10-K.

Part II

Item 8. Financial Statements and Supplementary Data

Statement of Operations for three month periods ended March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, the year ended December 31, 2010, the three month periods ended March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009 and the year ended December 31, 2009 for each Fund.

PROSHARES ULTRA DJ-UBS COMMODITY

	Three months ended (unaudited)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Year ended December 31, 2010
Net investment income (loss)	$(27,282)	$(22,326)	$(22,115)	$(29,784)	$(101,507)

Net realized and unrealized gain (loss)	$(1,995,440)	$(1,375,756)	$2,290,577	$4,044,641	$2,964,022
Net income (loss)	$(2,022,722)	$(1,398,082)	$2,268,462	$4,014,857	$2,862,515
Net increase (decrease) in net asset value per share	$(3.18)	$(2.66)	$5.21	$8.79	$8.16

	Three months ended (unaudited)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
Net investment income (loss)	$(14,679)	$(47,980)	$(50,418)	$(46,918)	$(159,995)

Net realized and unrealized gain (loss)	$(946,612)	$2,624,628	$531,418	$3,063,195	$5,272,629
Net income (loss)	$(961,291)	$2,576,648	$481,000	$3,016,277	$5,112,634
Net increase (decrease) in net asset value per share	$(3.34)	$4.02	$1.36	$4.01	$6.05

PROSHARES ULTRASHORT DJ-UBS COMMODITY

	Three months ended (unaudited)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Year ended December 31, 2010
Net investment income (loss)	$(7,877)	$(9,296)	$(4,531)	$(2,800)	$(24,504)

Net realized and unrealized gain (loss)	$190,796	$140,026	$(470,394)	$(498,795)	$(638,367)
Net income (loss)	$182,919	$130,730	$(474,925)	$(501,595)	$(662,871)
Net increase (decrease) in net asset value per share*	$5.52	$5.90	$(17.80)	$(18.73)	$(25.11)

	Three months ended (unaudited)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
Net investment income (loss)	$(6,595)	$(5,935)	$(12,170)	$(9,990)	$(34,690)

Net realized and unrealized gain (loss)	$120,121	$(727,500)	$(767,674)	$(894,657)	$(2,269,710)
Net income (loss)	$113,526	$(733,435)	$(779,844)	$(904,647)	$(2,304,400)
Net increase (decrease) in net asset value per share*	$5.68	$(35.14)	$(14.09)	$(17.31)	$(60.86)

PROSHARES ULTRA DJ-UBS CRUDE OIL

	Three months ended (unaudited)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Year ended December 31, 2010
Net investment income (loss)	$(591,012)	$(760,361)	$(892,150)	$(623,914)	$(2,867,437)

Net realized and unrealized gain (loss)	$30,374,966	$(48,524,426)	$60,169,253	$82,389,753	$124,409,546
Net income (loss)	$29,783,954	$(49,284,787)	$59,277,103	$81,765,839	$121,542,109
Net increase (decrease) in net asset value per share*	$2.46	$(14.44)	$2.06	$9.42	$(0.50)

	Three months ended (unaudited)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
Net investment income (loss)	$(846,128)	$(746,857)	$(515,805)	$(636,683)	$(2,745,473)

Net realized and unrealized gain (loss)	$(91,178,187)	$159,868,909	$2,578,193	$54,825,365	$126,094,280
Net income (loss)	$(92,024,315)	$159,122,052	$2,062,388	$54,188,682	$123,348,807
Net increase (decrease) in net asset value per share*	$(24.76)	$17.89	$(6.87)	$5.12	$(8.62)

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

	Three months ended (unaudited)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Year ended December 31, 2010
Net investment income (loss)	$(207,423)	$(171,589)	$(121,343)	$(283,795)	$(784,150)

Net realized and unrealized gain (loss)	$414,798	$26,434,020	$4,408,653	$(18,667,163)	$12,590,308
Net income (loss)	$207,375	$26,262,431	$4,287,310	$(18,950,958)	$11,806,158
Net increase (decrease) in net asset value per share*	$(7.93)	$14.97	$(8.78)	$(15.85)	$(17.59)

	Three months ended (unaudited)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
Net investment income (loss)	$(90,843)	$(169,058)	$(272,083)	$(253,332)	$(785,316)

Net realized and unrealized gain (loss)	$7,134,043	$(30,655,136)	$14,773,428	$(7,520,380)	$(16,268,045)
Net income (loss)	$7,043,200	$(30,824,194)	$14,501,345	$(7,773,712)	$(17,053,361)
Net increase (decrease) in net asset value per share*	$10.69	$(71.00)	$(1.97)	$(14.30)	$(76.58)

PROSHARES ULTRA GOLD

	Three months ended (unaudited)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Year ended December 31, 2010
Net investment income (loss)	$(359,416)	$(370,912)	$(381,515)	$(484,082)	$(1,595,925)

Net realized and unrealized gain (loss)	$5,192,081	$38,336,601	$16,441,460	$30,944,584	$90,914,726
Net income (loss)	$4,832,665	$37,965,689	$16,059,945	$30,460,502	$89,318,801
Net increase (decrease) in net asset value per share	$1.50	$10.24	$4.99	$8.41	$25.14

	Three months ended (unaudited)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
Net investment income (loss)	$(196,244)	$(320,496)	$(325,204)	$(405,256)	$(1,247,200)

Net realized and unrealized gain (loss)	$(2,772,644)	$2,074,326	$15,296,192	$20,443,333	$35,041,207
Net income (loss)	$(2,968,888)	$1,753,830	$14,970,988	$20,038,077	$33,794,007
Net increase (decrease) in net asset value per share	$2.28	$0.60	$3.95	$6.43	$13.26

PROSHARES ULTRASHORT GOLD

	Three months ended (unaudited)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Year ended December 31, 2010
Net investment income (loss)	$(149,951)	$(126,659)	$(150,860)	$(165,500)	$(592,970)

Net realized and unrealized gain (loss)	$(4,834,328)	$(16,003,561)	$(8,336,818)	$(14,054,655)	$(43,229,362)
Net income (loss)	$(4,984,279)	$(16,130,220)	$(8,487,678)	$(14,220,155)	$(43,822,332)
Net increase (decrease) in net asset value per share	$(4.05)	$(10.41)	$(4.17)	$(5.41)	$(24.04)

	Three months ended (unaudited)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
Net investment income (loss)	$(70,888)	$(113,001)	$(97,496)	$(121,398)	$(402,783)

Net realized and unrealized gain (loss)	$(4,548,861)	$(3,440,899)	$(5,881,067)	$(3,642,003)	$(17,512,830)
Net income (loss)	$(4,619,749)	$(3,553,900)	$(5,978,563)	$(3,763,401)	$(17,915,613)
Net increase (decrease) in net asset value per share	$(15.93)	$(5.59)	$(10.57)	$(12.37)	$(44.46)

PROSHARES ULTRA SILVER

	Three months ended (unaudited)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Year ended December 31, 2010
Net investment income (loss)	$(337,766)	$(340,190)	$(322,145)	$(723,865)	$(1,723,966)

Net realized and unrealized gain (loss)	$7,614,188	$18,161,024	$52,861,734	$194,697,932	$273,334,878
Net income (loss)	$7,276,422	$17,820,834	$52,539,589	$193,974,067	$271,610,912
Net increase (decrease) in net asset value per share	$1.02	$5.49	$21.98	$70.77	$99.26

	Three months ended (unaudited)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
Net investment income (loss)	$(68,995)	$(160,903)	$(216,521)	$(312,275)	$(758,694)

Net realized and unrealized gain (loss)	$4,250,528	$2,380,569	$30,374,574	$(830,079)	$36,175,592
Net income (loss)	$4,181,533	$2,219,666	$30,158,053	$(1,142,354)	$35,416,898
Net increase (decrease) in net asset value per share	$11.22	$2.79	$13.34	$1.08	$28.43

PROSHARES ULTRASHORT SILVER

	Three months ended (unaudited)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Year ended December 31, 2010
Net investment income (loss)	$(153,135)	$(106,584)	$(118,907)	$(160,247)	$(538,873)

Net realized and unrealized gain (loss)	$(8,809,391)	$(14,389,390)	$(23,341,515)	$(56,076,707)	$(102,617,003)
Net income (loss)	$(8,962,526)	$(14,495,974)	$(23,460,422)	$(56,236,954)	$(103,155,876)
Net increase (decrease) in net asset value per share*	$(25.72)	$(34.59)	$(40.41)	$(47.46)	$(148.48)

	Three months ended (unaudited)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
Net investment income (loss)	$(25,274)	$(86,494)	$(132,872)	$(144,263)	$(388,903)

Net realized and unrealized gain (loss)	$(1,539,496)	$(2,361,812)	$(24,882,957)	$(9,006,921)	$(37,791,186)
Net income (loss)	$(1,564,770)	$(2,448,306)	$(25,015,829)	$(9,151,184)	$(38,180,089)
Net increase (decrease) in net asset value per share*	$(324.71)	$(103.36)	$(134.98)	$(32.61)	$(595.66)

PROSHARES ULTRA EURO

	Three months ended (unaudited)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Year ended December 31, 2010
Net investment income (loss)	$(17,820)	$(26,289)	$(30,018)	$(18,536)	$(92,663)

Net realized and unrealized gain (loss)	$(882,437)	$(2,014,364)	$3,185,543	$(263,841)	$24,901
Net income (loss)	$(900,257)	$(2,040,653)	$3,155,525	$(282,377)	$(67,762)
Net increase (decrease) in net asset value per share	$(3.44)	$(4.92)	$5.13	$(1.14)	$(4.37)

	Three months ended (unaudited)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
Net investment income (loss)	$(11,076)	$(13,792)	$(17,177)	$(18,671)	$(60,716)

Net realized and unrealized gain (loss)	$(335,533)	$621,312	$622,620	$(346,375)	$562,024
Net income (loss)	$(346,609)	$607,520	$605,443	$(365,046)	$501,308
Net increase (decrease) in net asset value per share	$(2.96)	$2.88	$2.43	$(1.46)	$0.89

PROSHARES ULTRASHORT EURO

	Three months ended (unaudited)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Year ended December 31, 2010
Net investment income (loss)	$(442,167)	$(814,585)	$(664,325)	$(884,735)	$(2,805,812)

Net realized and unrealized gain (loss)	$19,664,663	$72,553,479	$(83,832,685)	$15,065,310	$23,450,767
Net income (loss)	$19,222,496	$71,738,894	$(84,497,010)	$14,180,575	$20,644,955
Net increase (decrease) in net asset value per share	$2.11	$4.20	$(5.16)	$0.46	$1.61

	Three months ended (unaudited)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
Net investment income (loss)	$(58,136)	$(86,464)	$(87,627)	$(117,502)	$(349,729)

Net realized and unrealized gain (loss)	$(2,865,163)	$(4,426,776)	$(3,637,848)	$2,423,580	$(8,506,207)
Net income (loss)	$(2,923,299)	$(4,513,240)	$(3,725,475)	$2,306,078	$(8,855,936)
Net increase (decrease) in net asset value per share	$1.54	$(2.68)	$(1.76)	$0.63	$(2.27)

PROSHARES ULTRA YEN

	Three months ended (unaudited)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Year ended December 31, 2010
Net investment income (loss)	$(8,738)	$(7,785)	$(11,174)	$(10,394)	$(38,091)

Net realized and unrealized gain (loss)	$(46,286)	$433,627	$632,167	$406,843	$1,426,351
Net income (loss)	$(55,024)	$425,842	$620,993	$396,449	$1,388,260
Net increase (decrease) in net asset value per share	$(0.37)	$2.84	$3.25	$1.63	$7.35

	Three months ended (unaudited)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
Net investment income (loss)	$(8,114)	$(8,422)	$(10,320)	$(9,867)	$(36,723)

Net realized and unrealized gain (loss)	$(752,697)	$145,261	$563,132	$(312,026)	$(356,330)
Net income (loss)	$(760,811)	$136,839	$552,812	$(321,893)	$(393,053)
Net increase (decrease) in net asset value per share	$(4.82)	$1.10	$3.56	$(2.15)	$(2.31)

PROSHARES ULTRASHORT YEN

	Three months ended (unaudited)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Year ended December 31, 2010
Net investment income (loss)	$(217,797)	$(294,844)	$(302,251)	$(398,390)	$(1,213,282)

Net realized and unrealized gain (loss)	$3,960,851	$(18,399,554)	$(18,503,219)	$(10,160,285)	$(43,102,207)
Net income (loss)	$3,743,054	$(18,694,398)	$(18,805,470)	$(10,558,675)	$(44,315,489)
Net increase (decrease) in net asset value per share	$(0.02)	$(2.53)	$(2.20)	$(1.00)	$(5.75)

	Three months ended (unaudited)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year ended December 31, 2009
Net investment income (loss)	$(53,299)	$(121,257)	$(67,848)	$(106,538)	$(348,942)

Net realized and unrealized gain (loss)	$4,105,784	$(4,771,301)	$(4,501,610)	$3,854,790	$(1,312,337)
Net income (loss)	$4,052,485	$(4,892,558)	$(4,569,458)	$3,748,252	$(1,661,279)
Net increase (decrease) in net asset value per share	$3.58	$(1.72)	$(3.34)	$1.24	$(0.24)

*	See Note 10 of the Notes to Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

Certifications

The certifications by the Principal Executive Officer and Principal Financial Officer of the Trust required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as exhibits to this Annual Report on Form 10-K, apply both to the Trust taken as a whole and each Fund, and the Principal Executive Officer and Principal Financial Officer of the Trust are certifying both as to the Trust taken as a whole and each Fund.

Exhibit Index

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statement Schedules

See the Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this Annual Report on Form 10-K/A. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description of Document

4.1	Trust Agreement of ProShares Trust II (1)

4.2	Amended and Restated Trust Agreement of ProShares Trust II (2)

4.2.1	Amended and Restated Trust Agreement of ProShares Trust II (3)

4.3	Form of Authorized Participant Agreement (4)

10.1	Form of Sponsor Agreement (2)

10.2	Form of Administration and Transfer Agency Services Agreement (4)

10.3	Form of Custodian Agreement (5)

10.4	Form of Distribution Agreement (4)

10.5	Form of Futures Account Agreement (4)

23.1	Consent of Independent Registered Public Accounting Firm (6)

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (6)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (6)

32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

101.INS	XBRL Instance Document (8)

101.SCH	XBRL Taxonomy Extension Schema (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (8)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (8)

101.LAB	XBRL Taxonomy Extension Label Linkbase (8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (8)

(1)	Incorporated by reference to the Trust’s Registration Statement, filed on October 18, 2007.
(2)	Incorporated by reference to the Trust’s Registration Statement, filed on August 15, 2008.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on September 18, 2008.
(4)	Incorporated by reference to the Trust’s Registration Statement, filed on November 17, 2008.
(5)	Incorporated by reference to the Trust’s Registration Statement, filed on October 22, 2008.
(6)	Filed herewith.
(7)	Furnished herewith.
(8)	Previously filed or furnished as an Exhibit to ProShares Trust II’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 1, 2011.

ProShares Trust II

Financial Statements as of December 31, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders of ProShares Trust II:

In our opinion, the accompanying combined and individual statements of financial condition and the related combined and individual statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the combined financial position of the ProShares Trust II and the individual financial positions of each of the following sixteen funds comprising the ProShares Trust II:

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

12. ProShares UltraShort Euro

13. ProShares Ultra Yen

14. ProShares UltraShort Yen

15. ProShares VIX Short-Term Futures ETF

16. ProShares VIX Mid-Term Futures ETF

(collectively, the “Trust”) at December 31, 2010 and December 31, 2009, and the combined and individual results of their operations and their combined and individual cash flows for the years ended December 31, 2010 and December 31, 2009 and the period from August 6, 2008 (Inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the combined Trust and each of the individual funds maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the combined Trust and each of the individual fund financial statements and on the combined Trust’s and each of the individual fund’s internal control over financial reporting based on our audits (which were integrated audits in 2010 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM

AUGUST 6, 2008 (INCEPTION) TO DECEMBER 31, 2008

	Year ended December 31,2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Cash flow from operating activities
Net income (loss)	$2,862,515	$5,112,634	$(226,064)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	—	1,335,000	(1,335,000)
Net sale (purchase) of short-term U.S. government and agency obligations	2,078,025	(18,504,220)	—
Change in unrealized appreciation/depreciation on investments	(579,406)	(992,217)	(184,583)
Decrease (Increase) in receivable from Sponsor	—	33,411	(33,411)
Amortization of offering cost	—	69,640	(69,640)
Increase (Decrease) in management fee payable	(1,714)	15,200	—
Increase (Decrease) in accounts payable	—	(42,977)	42,977

Net cash provided by (used in) operating activities	4,359,420	(12,973,529)	(1,805,721)

Cash flow from financing activities
Proceeds from addition of shares	10,478,092	25,899,594	3,551,075
Payment on shares redeemed	(14,897,881)	(14,593,307)	—

Net cash provided by (used in) financing activities	(4,419,789)	11,306,287	3,551,075

Net increase (decrease) in cash	(60,369)	(1,667,242)	1,745,354
Cash, beginning of period	78,112	1,745,354	—

Cash, end of period	$17,743	$78,112	$1,745,354

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY*

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2010	December 31, 2009
Assets
Cash	$10,654	$90,383
Segregated cash balances for swap agreements	—	485,000
Short-term U.S. government and agency obligations (Note 3) (cost $1,594,783 and $2,568,287, respectively)	1,594,842	2,568,141

Total assets	1,605,496	3,143,524

Liabilities and shareholders’ equity
Liabilities
Management fee payable	1,273	2,493
Unrealized depreciation on swap agreements	164,150	216,605

Total liabilities	165,423	219,098

Shareholders’ equity
Shareholders’ equity	1,440,073	2,924,426

Total liabilities and shareholders’ equity	$1,605,496	$3,143,524

Shares outstanding	30,003	40,003

Net asset value per share	$48.00	$73.11

Market value per share (Note 2)	$48.30	$73.25

*	See Note 10.

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

Fair Value of Derivative Instruments

as of December 31, 2010

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity ProShares Ultra DJ-UBS Crude Oil ProShares Ultra Gold	$1,755,750 11,062,404 9,030,567	** **	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity ProShares UltraShort DJ-UBS Crude Oil ProShares UltraShort Gold	$164,150 6,496,028 3,284,141	** **
		ProShares Ultra Silver	49,247,788	**		ProShares UltraShort Silver	10,529,765	**

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	353,487		Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	5,308
		ProShares UltraShort Euro	930,978			ProShares UltraShort Euro	24,125,055
		ProShares Ultra Yen	292,768			ProShares Ultra Yen	9,265
		ProShares UltraShort Yen	1,856,768			ProShares UltraShort Yen	17,994,422

		Total Trust	$74,530,510	**		Total Trust	$62,608,134	**

**	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the year ended December 31, 2010:

Ultra ProShares
	For the Year Ended December 31, 2010
	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil##	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Per Share Operating Performance
Net asset value, at December 31, 2009	$28.2051	$50.4982	$44.0778	$57.0257	$30.1257	$26.1393

Net investment income (loss)	(0.2066)	(0.3581)	(0.4407)	(0.6140)	(0.2022)	(0.2376)
Net realized and unrealized gain (loss)#	8.3738	(0.1384)	25.5792	99.8745	(4.1591)	7.5901
Change in net asset value from operations	8.1672	(0.4965)	25.1385	99.2605	(4.3613)	7.3525
Net asset value, at December 31, 2010	$36.3723	$50.0017	$69.2163	$156.2862	$25.7644	$33.4918

Market value per share, at December 31, 2009†	$28.43	$50.72	$44.68	$56.15	$30.17	$26.58
Market value per share, at December 31, 2010†	$36.27	$49.98	$70.72	$158.59	$25.86	$33.29

Total Return, at net asset value	29.0%	(1.0)%	57.0%	174.1%	(14.5)%	28.1%
Total Return, at market value	27.6%	(1.5)%	58.3%	182.4%	(14.3)%	25.2%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.78)%	(0.86)%	(0.81)%	(0.81)%	(0.81)%	(0.81)%

##	See Note 10 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not be in accordance with the aggregate net realized and unrealized gain (loss) for that period because of the timing of sales and repurchases of the Fund shares in relation to fluctuating market value of the investments in the Fund.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

UltraShort ProShares
	For the Year Ended December 31, 2010
	UltraShort DJ-UBS Commodity##	UltraShort DJ-UBS Crude Oil##	UltraShort Gold*	UltraShort Silver*##	UltraShort Euro	UltraShort Yen
Per Share Operating Performance
Net asset value, at December 31, 2009	$73.1052	$68.4432	$52.4052	$188.3683	$18.6755	$21.4246

Net investment income (loss)	(0.6245)	(0.5639)	(0.3125)	(0.7945)	(0.1694)	(0.1450)
Net realized and unrealized gain (loss)#	(24.4831)	(17.0277)	(23.7221)	(147.6811)	1.7867	(5.6052)
Change in net asset value from operations	(25.1076)	(17.5916)	(24.0346)	(148.4756)	1.6173	(5.7502)
Net asset value, at December 31, 2010	$47.9976	$50.8516	$28.3706	$39.8927	$20.2928	$15.6744

Market value per share, at December 31, 2009†	$73.25	$68.25	$51.75	$191.60	$18.70	$21.30
Market value per share, at December 31, 2010†	$48.30	$50.85	$27.80	$39.28	$20.31	$15.67

Total Return, at net asset value	(34.3)%	(25.7)%	(45.9)%	(78.8)%	8.7%	(26.8)%
Total Return, at market value	(34.1)%	(25.5)%	(46.3)%	(79.5)%	8.6%	(26.4)%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(1.01)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.82)%	(0.88)%	(0.81)%	(0.81)%	(0.79)%	(0.80)%

##	See Note 10 of these Notes to Financial Statements.
*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not be in accordance with the aggregate net realized and unrealized gain (loss) for that period because of the timing of sales and repurchases of the Fund shares in relation to fluctuating market value of the investments in the Fund.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

Selected data for a Share outstanding throughout the year ended December 31, 2009:

Ultra ProShares
	For the Year Ended December 31, 2009
	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil##	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Per Share Operating Performance
Net asset value, at December 31, 2008	$22.1647	$59.1246	$30.8181	$28.6021	$29.2400	$28.4465

Net investment income (loss)	(0.2142)	(0.4095)	(0.3383)	(0.4573)	(0.2640)	(0.2383)
Net realized and unrealized gain (loss)#	6.2546	(8.2169)	13.5980	28.8809	1.1497	(2.0689)
Change in net asset value from operations	6.0404	(8.6264)	13.2597	28.4236	0.8857	(2.3072)
Net asset value, at December 31, 2009	$28.2051	$50.4982	$44.0778	$57.0257	$30.1257	$26.1393

Market value per share, at December 31, 2008†	$22.15	$54.76	$31.60	$31.50	$29.49	$28.66
Market value per share, at December 31, 2009†	$28.43	$50.72	$44.68	$56.15	$30.17	$26.58

Total Return, at net asset value	27.3%	(14.6)%	43.0%	99.4%	3.0%	(8.1)%
Total Return, at market value	28.4%	(7.4)%	41.4%	78.3%	2.3%	(7.3)%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(1.04)%	(0.95)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(1.00)%	(0.91)%	(0.92)%	(0.91)%	(0.91)%

##	See Note 10 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not be in accordance with the aggregate net realized and unrealized gain (loss) for that period because of the timing of sales and repurchases of the Fund shares in relation to fluctuating market value of the investments in the Fund.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

UltraShort ProShares
	For the Year Ended December 31, 2009
	UltraShort DJ-UBS Commodity##	UltraShort DJ-UBS Crude Oil##	UltraShort Gold*	UltraShort Silver*##	UltraShort Euro	UltraShort Yen
Per Share Operating Performance
Net asset value, at December 31, 2008	$133.9741	$145.0196	$96.8701	$784.0284	$20.9453	$21.6631

Net investment income (loss)	(0.9385)	(0.8992)	(0.6198)	(2.4013)	(0.1758)	(0.1992)
Net realized and unrealized gain (loss)	(59.9304)	(75.6772)	(43.8451)	(593.2588)	(2.0940)	(0.0393)
Change in net asset value from operations	(60.8689)	(76.5764)	(44.4649)	(595.6601)	(2.2698)	(0.2385)
Net asset value, at December 31, 2009	$73.1052	$68.4432	$52.4052	$188.3683	$18.6755	$21.4246

Market value per share, at December 31, 2008†	$137.90	$158.30	$95.50	$700.40	$21.26	$21.85
Market value per share, at December 31, 2009†	$73.25	$68.25	$51.75	$191.60	$18.70	$21.30

Total Return, at net asset value	(45.4)%	(52.8)%	(45.9)%	(76.0)%	(10.8)%	(1.1)%
Total Return, at market value	(46.9)%	(56.9)%	(45.8)%	(72.6)%	(12.0)%	(2.5)%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(1.07)%	(0.96)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.93)%	(1.03)%	(0.92)%	(0.92)%	(0.89)%	(0.89)%

##	See Note 10 of these Notes to Financial Statements.
*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

Selected data for a Share outstanding throughout the period ended December 31, 2008:

Ultra ProShares
	From Commencement of Operations through December 31, 2008
	Ultra DJ-UBS Commodity*	Ultra DJ-UBS Crude Oil*##	Ultra Gold+	Ultra Silver+	Ultra Euro*	Ultra Yen*
Per Share Operating Performance
Net asset value, beginning of period	$25.0000	$100.0000	$25.0000	$25.0000	$25.0000	$25.0000

Net investment income (loss)	(0.0201)	(0.0718)	(0.0234)	(0.0212)	(0.0261)	(0.0267)
Net realized and unrealized gain (loss)#	(2.8152)	(40.8036)	5.8415	3.6233	4.2661	3.4732
Change in net asset value from operations	(2.8353)	(40.8754)	5.8181	3.6021	4.2400	3.4465
Net asset value, end of period	$22.1647	$59.1246	$30.8181	$28.6021	$29.2400	$28.4465
Market value per share, beginning of period†	$25.00	$100.00	$25.00	$25.00	$25.00	$25.00
Market value per share, end of period†	$22.15	$54.76	$31.60	$31.50	$29.49	$28.66

Total Return, at net asset value^	(11.3)%	(40.9)%	23.3%	14.4%	17.0%	13.8%
Total Return, at market value ^	(11.4)%	(45.2)%	26.4%	26.0%	18.0%	14.6%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.41)%	(0.96)%	(0.97)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.95)%	(1.41)%	(0.96)%	(0.97)%	(0.95)%	(0.95)%

*	Fund commenced operations on November 24, 2008.
##	See Note 10 of these Notes to Financial Statements.
+	Fund commenced operations on December 1, 2008.
#	The amount shown for a share outstanding throughout the period may not be in accordance with the aggregate net realized and unrealized gain (loss) for that period because of the timing of sales and repurchases of the Fund shares in relation to fluctuating market value of the investments in the Fund.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2008.
The returns for a share outstanding for 2008 are calculated based on initial offering price upon commencement of investment operations of $25.0000.
**	Percentages are annualized.

UltraShort ProShares
	From Commencement of Operations through December 31, 2008
	UltraShort DJ-UBS Commodity*##	UltraShort DJ-UBS Crude Oil*##	UltraShort Gold^^+	UltraShort Silver^^+##	UltraShort Euro*	UltraShort Yen*
Per Share Operating Performance
Net asset value, beginning of period	$125.0000	$125.0000	$125.0000	$1,000.0000	$25.0000	$25.0000

Net investment income (loss)	(0.1391)	(0.3369)	(0.0867)	(0.7480)	(0.0213)	(0.0215)
Net realized and unrealized gain (loss)#	9.1132	20.3565	(28.0432)	(215.2236)	(4.0334)	(3.3154)
Change in net asset value from operations	8.9741	20.0196	(28.1299)	(215.9716)	(4.0547)	(3.3369)
Net asset value, end of period	$133.9741	$145.0196	$96.8701	$784.0284	$20.9453	$21.6631
Market value per share, beginning of period†	$125.00	$125.00	$125.00	$1,000.00	$25.00	$25.00
Market value per share, end of period†	$137.90	$158.30	$95.50	$700.40	$21.26	$21.85

Total Return, at net asset value^	7.2%	16.0%	(22.5)%	(21.6)%	(16.2)%	(13.3)%
Total Return, at market value ^	10.3%	26.6%	(23.6)%	(30.0)%	(15.0)%	(12.6)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.71)%	(0.97)%	(1.00)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.95)%	(1.71)%	(0.97)%	(1.00)%	(0.95)%	(0.95)%

*	Fund commenced operations on November 24, 2008.
^^	See Note 1 of these Notes to Financial Statements.
##	See Note 10 of these Notes to Financial Statements.
+	Fund commenced operations on December 1, 2008.
#	The amount shown for a share outstanding throughout the period may not be in accordance with the aggregate net realized and unrealized gain (loss) for that period because of the timing of sales and repurchases of the Fund shares in relation to fluctuating market value of the investments in the Fund.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2008.
The returns for a share outstanding for 2008 are calculated based on initial offering price upon commencement of investment operations of $25.0000.
**	Percentages are annualized.

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

PROSHARES TRUST II

/s/ Louis Mayberg
By: Louis Mayberg
Principal Executive Officer

Date: August 18, 2011

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: August 18, 2011