Form 10-Q/A
period 2011-06-30
ProShares Trust II
filed 2011-08-18
CIK 1415311

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

Explanatory Note

The purpose of this Amendment No. 1 to ProShares Trust II’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the U.S. Securities and Exchange Commission on August 9, 2011 (the “Form 10-Q”), is to: (1) amend Part I, “Item 4. Controls and Procedures” of the Form 10-Q to clarify that the scope of the Trust’s certifications applies both to the individual funds and to the Trust taken as a whole, and that the Principal Executive Officer and Principal Financial Officer are certifying both as to each fund and the Trust taken as a whole; and (2) furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following information, formatted in eXtensible Business Reporting Language (“XBRL”):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Except as set forth above, no other changes have been made to the Form 10-Q, and this Amendment No. 1 does not amend, update or change any other items or disclosure found in the Form 10-Q. Further, this Amendment No. 1 does not reflect events that may have occurred after the filing of the Form 10-Q.

Part I. Financial Information

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

Certifications

The certifications by the Principal Executive Officer and Principal Financial Officer of the Trust required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as exhibits to this Quarterly Report on Form 10-Q, apply both to the Trust taken as a whole and each Fund, and the Principal Executive Officer and Principal Financial Officer of the Trust are certifying both as to the Trust taken as a whole and each Fund.

Exhibit List

Part II. Other Information

Item 6.	Exhibits.

Exhibit No.	Description of Document
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
101.INS	XBRL Instance Document(3)
101.SCH	XBRL Taxonomy Extension Schema(3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(3)
101.LAB	XBRL Taxonomy Extension Label Linkbase(3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(3)

(1)	Filed herewith.
(2)	Previously furnished as an Exhibit to ProShares Trust II’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed on August 9, 2011.
(3)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg
By: Louis Mayberg Principal Executive Officer

Date: August 18, 2011

/s/ Edward Karpowicz
By: Edward Karpowicz Principal Financial Officer

Date: August 18, 2011