Form 10-Q
period 2011-09-30
ProShares Trust II
filed 2011-11-09
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$8,799	$17,743
Short-term U.S. government and agency obligations (Note 3) (cost $15,615,771 and $16,426,195, respectively)	15,615,636	16,426,651
Unrealized appreciation on swap agreements	—	1,755,750

Total assets	15,624,435	18,200,144

Liabilities and shareholders’ equity
Liabilities
Management fee payable	23,641	13,486
Unrealized depreciation on swap agreements	3,889,846	—

Total liabilities	3,913,487	13,486

Shareholders’ equity
Shareholders’ equity	11,710,948	18,186,658

Total liabilities and shareholders’ equity	$15,624,435	$18,200,144

Shares outstanding	450,014	500,014

Net asset value per share	$26.02	$36.37

Market value per share (Note 2)	$25.67	$36.27

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (133% of shareholders’ equity)
U.S. Treasury Bills:
0.018% due 10/06/11†	$1,950,000	$1,950,000
0.013% due 10/13/11†	876,000	875,999
0.076% due 10/27/11	676,000	675,996
0.040% due 11/10/11†	1,576,000	1,575,984
0.002% due 12/01/11†	5,941,000	5,940,907
0.015% due 12/08/11†	2,660,000	2,659,954
0.002% due 02/09/12†	1,937,000	1,936,796

Total short-term U.S. government and agency obligations (cost $15,615,771)		$15,615,636

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	10/06/11	$6,650,383	$(999,856)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	10/06/11	16,811,409	(2,889,990)

			$(3,889,846)

†	All or partial amount segregated as collateral for swap agreements.

^	The positions and counterparties herein are as of September 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Investment Income
Interest	$993	$5,629	$10,264	$16,947

Expenses
Management fee	37,054	27,744	131,603	88,670

Total expenses	37,054	27,744	131,603	88,670

Net investment income (loss)	(36,061)	(22,115)	(121,339)	(71,723)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(1,050,671)	2,113,541	939,496	(624,603)
Short-term U.S. government and agency obligations	78	72	201	1,038

Net realized gain (loss)	(1,050,593)	2,113,613	939,697	(623,565)

Change in net unrealized appreciation/depreciation on
Swap agreements	(2,076,464)	178,290	(5,645,596)	(458,278)
Short-term U.S. government and agency obligations	(548)	(1,326)	(591)	1,224

Change in net unrealized appreciation/depreciation	(2,077,012)	176,964	(5,646,187)	(457,054)

Net realized and unrealized gain (loss)	(3,127,605)	2,290,577	(4,706,490)	(1,080,619)

Net income (loss)	$(3,163,666)	$2,268,462	$(4,827,829)	$(1,152,342)

Net income (loss) per weighted-average share	$(6.92)	$4.81	$(9.40)	$(2.30)

Weighted-average shares outstanding	457,079	471,753	513,750	501,296

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$18,186,658

Addition of 50,000 shares	1,782,755
Redemption of 100,000 shares	(3,430,636)

Net addition (redemption) of (50,000) shares	(1,647,881)

Net investment income (loss)	(121,339)
Net realized gain (loss)	939,697
Change in net unrealized appreciation/depreciation	(5,646,187)

Net income (loss)	(4,827,829)

Shareholders’ equity, at September 30, 2011	$11,710,948

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash flow from operating activities
Net income (loss)	$(4,827,829)	$(1,152,342)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	810,424	9,615,037
Change in unrealized appreciation/depreciation on investments	5,646,187	457,054
Increase (Decrease) in management fee payable	10,155	(6,770)

Net cash provided by (used in) operating activities	1,638,937	8,912,979

Cash flow from financing activities
Proceeds from addition of shares	1,782,755	5,958,070
Payment on shares redeemed	(3,430,636)	(14,897,881)

Net cash provided by (used in) financing activities	(1,647,881)	(8,939,811)

Net increase (decrease) in cash	(8,944)	(26,832)
Cash, beginning of period	17,743	78,112

Cash, end of period	$8,799	$51,280

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$6,447	$10,654
Short-term U.S. government and agency obligations (Note 3) (cost $11,383,864 and $1,594,783, respectively)	11,383,268	1,594,842
Unrealized appreciation on swap agreements	1,004,988	—

Total assets	12,394,703	1,605,496

Liabilities and shareholders’ equity
Liabilities
Management fee payable	16,645	1,273
Unrealized depreciation on swap agreements	—	164,150

Total liabilities	16,645	165,423

Shareholders’ equity
Shareholders’ equity	12,378,058	1,440,073

Total liabilities and shareholders’ equity	$12,394,703	$1,605,496

Shares outstanding	209,997	30,003

Net asset value per share (Note 1)	$58.94	$48.00

Market value per share (Note 1) (Note 2)	$59.30	$48.30

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (92% of shareholders’ equity)
U.S. Treasury Bills:
0.018% due 10/06/11	$1,203,000	$1,203,000
0.011% due 10/20/11	157,000	156,999
0.040% due 11/10/11	613,000	612,994
0.002% due 12/01/11†	1,429,000	1,428,977
0.009% due 12/29/11	1,968,000	1,967,931
0.002% due 02/09/12†	6,014,000	6,013,367

Total short-term U.S. government and agency obligations (cost $11,383,864)		$11,383,268

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	10/06/11	$(4,499,693)	$674,808
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	10/06/11	(20,136,530)	330,180

			$1,004,988

†	All or partial amount segregated as collateral for swap agreements.

^	The positions and counterparties herein are as of September 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010

(unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Investment Income
Interest	$731	$949	$3,522	$3,267

Expenses
Management fee	32,416	5,480	111,453	24,971

Total expenses	32,416	5,480	111,453	24,971

Net investment income (loss)	(31,685)	(4,531)	(107,931)	(21,704)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	2,148,146	(806,167)	(3,367,856)	(254,747)
Short-term U.S. government and agency obligations	566	105	1,732	23

Net realized gain (loss)	2,148,712	(806,062)	(3,366,124)	(254,724)

Change in net unrealized appreciation/depreciation on
Swap agreements	(1,247,546)	335,891	1,169,138	114,962
Short-term U.S. government and agency obligations	(870)	(223)	(655)	190

Change in net unrealized appreciation/depreciation	(1,248,416)	335,668	1,168,483	115,152

Net realized and unrealized gain (loss)	900,296	(470,394)	(2,197,641)	(139,572)

Net income (loss)	$868,611	$(474,925)	$(2,305,572)	$(161,276)

Net income (loss) per weighted-average share (Note 1)	$3.01	$(16.00)	$(6.76)	$(3.64)

Weighted-average shares outstanding (Note 1)	288,258	29,677	341,170	44,325

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$1,440,073

Addition of 1,780,000 shares (Note 1)	84,549,839
Redemption of 1,600,006 shares (Note 1)	(71,306,282)

Net addition (redemption) of 179,994 shares (Note 1)	13,243,557

Net investment income (loss)	(107,931)
Net realized gain (loss)	(3,366,124)
Change in net unrealized appreciation/depreciation	1,168,483

Net income (loss)	(2,305,572)

Shareholders’ equity, at September 30, 2011	$12,378,058

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash flow from operating activities
Net income (loss)	$(2,305,572)	$(161,276)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	–	485,000
Net sale (purchase) of short-term U.S. government and agency obligations	(9,789,081)	1,136,596
Change in unrealized appreciation/depreciation on investments	(1,168,483)	(115,152)
Increase (Decrease) in management fee payable	15,372	(1,395)

Net cash provided by (used in) operating activities	(13,247,764)	1,343,773

Cash flow from financing activities
Proceeds from addition of shares	84,549,839	3,370,174
Payment on shares redeemed	(71,306,282)	(4,798,476)

Net cash provided by (used in) financing activities	13,243,557	(1,428,302)

Net increase (decrease) in cash	(4,207)	(84,529)
Cash, beginning of period	10,654	90,383

Cash, end of period	$6,447	$5,854

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$4,131,411	$905,158
Segregated cash balances with brokers for futures contracts	31,873,500	10,631,250
Short-term U.S. government and agency obligations (Note 3) (cost $408,976,125 and $244,384,335, respectively)	408,957,733	244,394,920
Unrealized appreciation on swap agreements	—	5,649,644
Receivable on open futures contracts	—	3,035,150

Total assets	444,962,644	264,616,122

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	11,499,767	36,266,723
Payable on open futures contracts	11,219,495	—
Management fee payable	667,206	216,322
Unrealized depreciation on swap agreements	40,686,650	—

Total liabilities	64,073,118	36,483,045

Shareholders’ equity
Shareholders’ equity	380,889,526	228,133,077

Total liabilities and shareholders’ equity	$444,962,644	$264,616,122

Shares outstanding	13,949,170	4,562,504

Net asset value per share (Note 1)	$27.31	$50.00

Market value per share (Note 1) (Note 2)	$27.09	$49.98

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (107% of shareholders’ equity)
U.S. Treasury Bills:
0.010% due 10/06/11	$3,081,000	$3,080,999
0.013% due 10/13/11	8,659,000	8,658,991
0.010% due 10/20/11	3,091,000	3,090,988
0.040% due 11/10/11†	40,375,000	40,374,604
0.012% due 11/17/11†	76,951,000	76,950,100
0.002% due 12/01/11†	26,377,000	26,376,589
0.015% due 12/08/11†	73,997,000	73,995,712
0.007% due 12/15/11	3,669,000	3,668,929
0.000% due 12/22/11	7,138,000	7,137,772
0.007% due 12/29/11	66,167,000	66,164,691
0.000% due 02/09/12†	25,000,000	24,997,368
0.000% due 03/01/12	25,000,000	24,994,895
0.003% due 03/08/12	25,000,000	24,994,117
0.001% due 03/15/12†	24,478,000	24,471,978

Total short-term U.S. government and agency obligations (cost $408,976,125)		$408,957,733

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires November 2011	3,935	$311,652,000	$(23,095,260)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	10/06/11	$188,482,103	$(16,311,862)
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	10/06/11	261,660,350	(24,374,788)

			$(40,686,650)

†	All or partial amount segregated as collateral for swap agreements.

^	The positions and counterparties herein are as of September 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010

(unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Investment Income
Interest	$16,734	$174,914	$154,462	$348,968

Expenses
Management fee	960,393	1,034,809	2,416,617	2,480,271
Brokerage commissions	21,032	32,255	75,805	112,220

Total expenses	981,425	1,067,064	2,492,422	2,592,491

Net investment income (loss)	(964,691)	(892,150)	(2,337,960)	(2,243,523)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(42,050,522)	10,928,189	(7,585,638)	19,006,970
Swap agreements	(45,717,064)	27,081,389	(5,844,053)	14,810,482
Short-term U.S. government and agency obligations	(250)	1,843	12,712	47,218

Net realized gain (loss)	(87,767,836)	38,011,421	(13,416,979)	33,864,670

Change in net unrealized appreciation/depreciation on
Futures contracts	(14,534,400)	14,399,480	(28,508,020)	(979,200)
Swap agreements	(31,006,847)	7,760,550	(46,336,294)	9,094,718
Short-term U.S. government and agency obligations	(20,697)	(2,198)	(28,977)	39,605

Change in net unrealized appreciation/depreciation	(45,561,944)	22,157,832	(74,873,291)	8,155,123

Net realized and unrealized gain (loss)	(133,329,780)	60,169,253	(88,290,270)	42,019,793

Net income (loss)	$(134,294,471)	$59,277,103	$(90,628,230)	$39,776,270

Net income (loss) per weighted-average share (Note 1)	$(11.91)	$5.19	$(11.35)	$4.68

Weighted-average shares outstanding (Note 1)	11,280,148	11,414,406	7,982,238	8,493,273

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$228,133,077

Addition of 28,375,000 shares (Note 1)	1,139,475,837
Redemption of 18,988,334 shares (Note 1)	(896,091,158)

Net addition (redemption) of 9,386,666 shares (Note 1)	243,384,679

Net investment income (loss)	(2,337,960)
Net realized gain (loss)	(13,416,979)
Change in net unrealized appreciation/depreciation	(74,873,291)

Net income (loss)	(90,628,230)

Shareholders’ equity, at September 30, 2011	$380,889,526

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash flow from operating activities
Net income (loss)	$(90,628,230)	$39,776,270
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(21,242,250)	(7,348,388)
Net sale (purchase) of short-term U.S. government and agency obligations	(164,591,790)	(101,858,607)
Change in unrealized appreciation/depreciation on investments	46,365,271	(9,134,323)
Decrease (Increase) in receivable on futures contracts	3,035,150	(11,263,899)
Increase (Decrease) in management fee payable	450,884	86,397
Increase (Decrease) in payable on futures contracts	11,219,495	—

Net cash provided by (used in) operating activities	(215,391,470)	(89,742,550)

Cash flow from financing activities
Proceeds from addition of shares	1,139,475,837	987,785,499
Payment on shares redeemed	(920,858,114)	(884,977,522)

Net cash provided by (used in) financing activities	218,617,723	102,807,977

Net increase (decrease) in cash	3,226,253	13,065,427
Cash, beginning of period	905,158	80,936

Cash, end of period	$4,131,411	$13,146,363

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$587,515	$4,007,347
Segregated cash balances with brokers for futures contracts	5,402,700	4,252,500
Short-term U.S. government and agency obligations (Note 3) (cost $58,148,269 and $135,631,915, respectively)	58,146,838	135,637,192
Unrealized appreciation on swap agreements	7,373,037	—
Receivable on open futures contracts	956,059	—

Total assets	72,466,149	143,897,039

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,313,753
Payable on open futures contracts	—	1,140,144
Management fee payable	108,318	117,277
Unrealized depreciation on swap agreements	—	4,111,608

Total liabilities	108,318	11,682,782

Shareholders’ equity
Shareholders’ equity	72,357,831	132,214,257

Total liabilities and shareholders’ equity	$72,466,149	$143,897,039

Shares outstanding	1,119,944	2,600,003

Net asset value per share (Note 1)	$64.61	$50.85

Market value per share (Note 1) (Note 2)	$65.25	$50.85

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (80% of shareholders’ equity)
U.S. Treasury Bills:
0.010% due 10/06/11†	$101,000	$101,000
0.013% due 10/13/11	8,826,000	8,825,991
0.041% due 10/20/11†	4,429,000	4,428,983
0.076% due 10/27/11†	7,858,000	7,857,954
0.005% due 11/17/11	1,289,000	1,288,985
0.002% due 12/01/11†	4,027,000	4,026,937
0.015% due 12/08/11†	3,974,000	3,973,931
0.000% due 12/15/11	7,307,000	7,306,858
0.000% due 12/22/11	2,145,000	2,144,932
0.001% due 12/29/11	2,602,000	2,601,909
0.000% due 02/09/12†	15,591,000	15,589,358

Total short-term U.S. government and agency obligations (cost $58,148,269)		$58,146,838

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires November 2011	667	$52,826,400	$4,143,110

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	10/06/11	$(35,501,505)	$2,588,393
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	10/06/11	(56,394,476)	4,784,644

			$7,373,037

†	All or partial amount segregated as collateral for swap agreements.

^	The positions and counterparties herein are as of September 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Investment Income
Interest	$5,491	$21,433	$67,925	$76,927

Expenses
Management fee	236,646	132,890	936,197	539,674
Brokerage commissions	8,341	9,886	40,643	37,608

Total expenses	244,987	142,776	976,840	577,282

Net investment income (loss)	(239,496)	(121,343)	(908,915)	(500,355)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	14,712,451	2,895,091	17,177,834	7,896,349
Swap agreements	26,160,078	5,060,061	41,288,571	23,643,501
Short-term U.S. government and agency obligations	893	46	11,042	8,571

Net realized gain (loss)	40,873,422	7,955,198	58,477,447	31,548,421

Change in net unrealized appreciation/depreciation on
Futures contracts	1,855,210	(2,156,250)	6,527,530	1,709,680
Swap agreements	473,645	(1,389,552)	11,484,645	(2,007,799)
Short-term U.S. government and agency obligations	(2,573)	(743)	(6,708)	7,169

Change in net unrealized appreciation/depreciation	2,326,282	(3,546,545)	18,005,467	(290,950)

Net realized and unrealized gain (loss)	43,199,704	4,408,653	76,482,914	31,257,471

Net income (loss)	$42,960,208	$4,287,310	$75,573,999	$30,757,116

Net income (loss) per weighted-average share (Note 1)	$21.98	$5.58	$26.58	$27.30

Weighted-average shares outstanding (Note 1)	1,954,183	768,481	2,842,815	1,126,486

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$132,214,257

Addition of 8,030,000 shares (Note 1)	352,799,851
Redemption of 9,510,059 shares (Note 1)	(488,230,276)

Net addition (redemption) of (1,480,059) shares (Note 1)	(135,430,425)

Net investment income (loss)	(908,915)
Net realized gain (loss)	58,477,447
Change in net unrealized appreciation/depreciation	18,005,467

Net income (loss)	75,573,999

Shareholders’ equity, at September 30, 2011	$72,357,831

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash flow from operating activities
Net income (loss)	$75,573,999	$30,757,116
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(1,150,200)	2,137,725
Net sale (purchase) of short-term U.S. government and agency obligations	77,483,646	22,377,506
Change in unrealized appreciation/depreciation on investments	(11,477,937)	2,000,630
Decrease (Increase) in receivable on futures contracts	(956,059)	—
Increase (Decrease) in management fee payable	(8,959)	(36,308)
Increase (Decrease) in payable on futures contracts	(1,140,144)	(341,462)

Net cash provided by (used in) operating activities	138,324,346	56,895,207

Cash flow from financing activities
Proceeds from addition of shares	352,799,851	333,734,191
Payment on shares redeemed	(494,544,029)	(390,217,297)

Net cash provided by (used in) financing activities	(141,744,178)	(56,483,106)

Net increase (decrease) in cash	(3,419,832)	412,101
Cash, beginning of period	4,007,347	75,409

Cash, end of period	$587,515	$487,510

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS*

STATEMENT OF FINANCIAL CONDITION

September 30, 2011 (unaudited)
Assets
Cash	$400
Offering costs (Note 5)	26,624

Total assets	27,024

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	26,624

Total liabilities	26,624

Shareholders’ equity
Shareholders’ equity	$400

Total liabilities and shareholders’ equity	$27,024

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES SHORT DJ-UBS NATURAL GAS*

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$200	$200
Offering costs (Note 5)	29,090	—

Total assets	29,290	200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	29,090	—

Total liabilities	29,090	—

Shareholders’ equity
Shareholders’ equity	200	200

Total liabilities and shareholders’ equity	$29,290	$200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS*

STATEMENT OF FINANCIAL CONDITION

September 30, 2011 (unaudited)
Assets
Cash	$400
Offering costs (Note 5)	26,624

Total assets	27,024

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	26,624

Total liabilities	26,624

Shareholders’ equity
Shareholders’ equity	$400

Total liabilities and shareholders’ equity	$27,024

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$1,462,618	$1,262,424
Segregated cash balances with brokers for futures contracts	286,875	467,775
Short-term U.S. government and agency obligations (Note 3) (cost $363,986,667 and $249,242,580, respectively)	363,969,066	249,250,657
Unrealized appreciation on forward agreements	8,990,384	8,724,587
Receivable on open futures contracts	12,491	60,830

Total assets	374,721,434	259,766,273

Liabilities and shareholders’ equity
Liabilities
Management fee payable	711,213	204,198

Total liabilities	711,213	204,198

Shareholders’ equity
Shareholders’ equity	374,010,221	259,562,075

Total liabilities and shareholders’ equity	$374,721,434	$259,766,273

Shares outstanding	4,300,014	3,750,014

Net asset value per share	$86.98	$69.22

Market value per share (Note 2)	$87.34	$70.72

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (97% of shareholders’ equity)
U.S. Treasury Bills:
0.008% due 10/06/11	$10,254,000	$10,253,998
0.013% due 10/13/11	20,509,000	20,508,979
0.011% due 10/20/11	40,000,000	39,999,844
0.076% due 10/27/11	4,589,000	4,588,973
0.003% due 11/10/11†	31,326,000	31,325,693
0.016% due 11/17/11†	50,000,000	49,999,415
0.002% due 12/01/11†	46,402,000	46,401,276
0.015% due 12/08/11	32,702,000	32,701,431
0.000% due 12/15/11	4,042,000	4,041,922
0.000% due 12/22/11	4,139,000	4,138,868
0.001% due 12/29/11	16,998,000	16,997,407
0.001% due 02/09/12†	46,596,000	46,591,093
0.000% due 03/01/12†	20,000,000	19,995,916
0.002% due 03/08/12†	20,000,000	19,995,294
0.000% due 03/15/12†	16,433,000	16,428,957

Total short-term U.S. government and agency obligations (cost $363,986,667)		$363,969,066

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires December 2011	25	$4,055,750	$(557,680)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	10/10/11	$113,520	$183,928,510	$2,468,956
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	10/10/11	345,700	560,113,511	6,521,428

				$8,990,384

†	All or partial amount segregated as collateral for forward agreements.

^	The positions and counterparties herein are as of September 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Investment Income
Interest	$20,274	$85,654	$138,778	$187,823

Expenses
Management fee	958,522	466,267	2,166,956	1,296,693
Brokerage commissions	1,020	902	2,830	2,973

Total expenses	959,542	467,169	2,169,786	1,299,666

Net investment income (loss)	(939,268)	(381,515)	(2,031,008)	(1,111,843)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,329,813	(232,336)	2,152,978	673,165
Forward agreements	3,464,320	7,410,760	53,273,927	50,218,194
Short-term U.S. government and agency obligations	2,407	29	2,259	5,788

Net realized gain (loss)	4,796,540	7,178,453	55,429,164	50,897,147

Change in net unrealized appreciation/depreciation on
Futures contracts	(340,810)	541,140	(863,660)	859,910
Forward agreements	23,670,553	8,728,978	265,797	8,205,673
Short-term U.S. government and agency obligations	(25,972)	(7,111)	(25,678)	7,412

Change in net unrealized appreciation/depreciation	23,303,771	9,263,007	(623,541)	9,072,995

Net realized and unrealized gain (loss)	28,100,311	16,441,460	54,805,623	59,970,142

Net income (loss)	$27,161,043	$16,059,945	$52,774,615	$58,858,299

Net income (loss) per weighted-average share	$6.72	$4.43	$14.23	$16.22

Weighted-average shares outstanding	4,042,405	3,628,275	3,709,721	3,629,501

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$259,562,075

Addition of 1,250,000 shares	120,484,630
Redemption of 700,000 shares	(58,811,099)

Net addition (redemption) of 550,000 shares	61,673,531

Net investment income (loss)	(2,031,008)
Net realized gain (loss)	55,429,164
Change in net unrealized appreciation/depreciation	(623,541)

Net income (loss)	52,774,615

Shareholders’ equity, at September 30, 2011	$374,010,221

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash flow from operating activities
Net income (loss)	$52,774,615	$58,858,299
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	180,900	72,680
Net sale (purchase) of short-term U.S. government and agency obligations	(114,744,087)	(29,850,550)
Change in unrealized appreciation/depreciation on investments	(240,119)	(8,213,085)
Decrease (Increase) in receivable on futures contracts	48,339	32,930
Increase (Decrease) in management fee payable	507,015	4,986

Net cash provided by (used in) operating activities	(61,473,337)	20,905,260

Cash flow from financing activities
Proceeds from addition of shares	120,484,630	68,512,854
Payment on shares redeemed	(58,811,099)	(86,977,321)

Net cash provided by (used in) financing activities	61,673,531	(18,464,467)

Net increase (decrease) in cash	200,194	2,440,793
Cash, beginning of period	1,262,424	96,468

Cash, end of period	$1,462,618	$2,537,261

See accompanying notes to financial statements.

PROSHARES SHORT GOLD*

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$200	$200
Offering costs (Note 5)	12,424	—

Total assets	12,624	200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	12,424	—

Total liabilities	12,424	—

Shareholders’ equity
Shareholders’ equity	200	200

Total liabilities and shareholders’ equity	$12,624	$200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$929,386	$404,683
Segregated cash balances with brokers for futures contracts	131,700	364,500
Short-term U.S. government and agency obligations (Note 3) (cost $185,053,985 and $80,111,190, respectively)	185,040,756	80,114,447

Total assets	186,101,842	80,883,630

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	94,800
Management fee payable	227,757	64,932
Unrealized depreciation on forward agreements	7,834,590	2,991,391

Total liabilities	8,062,347	3,151,123

Shareholders’ equity
Shareholders’ equity	178,039,495	77,732,507

Total liabilities and shareholders’ equity	$186,101,842	$80,883,630

Shares outstanding	9,239,901	2,739,901

Net asset value per share	$19.27	$28.37

Market value per share (Note 2)	$19.17	$27.80

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (104% of shareholders’ equity)
U.S. Treasury Bills:
0.018% due 10/06/11	$4,525,000	$4,524,999
0.013% due 10/13/11	7,094,000	7,093,993
0.076% due 10/27/11†	9,319,000	9,318,945
0.011% due 11/10/11†	25,349,000	25,348,752
0.005% due 11/17/11	994,000	993,988
0.005% due 11/25/11	5,973,000	5,972,875
0.002% due 12/01/11†	19,105,000	19,104,702
0.000% due 12/29/11	45,291,000	45,289,419
0.001% due 02/09/12†	28,671,000	28,667,981
0.000% due 03/01/12	12,000,000	11,997,550
0.003% due 03/08/12	12,000,000	11,997,176
0.000% due 03/15/12†	14,734,000	14,730,376

Total short-term U.S. government and agency obligations (cost $185,053,985)		$185,040,756

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires December 2011	12	$1,946,760	$98,160

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	10/10/11	$(52,498)	$(85,058,835)	$(1,156,697)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	10/10/11	(166,100)	(269,120,203)	(6,677,893)

				$(7,834,590)

†	All or partial amount segregated as collateral for forward agreements.

^	The positions and counterparties herein are as of September 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Investment Income
Interest	$6,156	$33,103	$50,183	$72,856

Expenses
Management fee	299,227	183,450	729,868	497,988
Brokerage commissions	613	513	2,466	2,338

Total expenses	299,840	183,963	732,334	500,326

Net investment income (loss)	(293,684)	(150,860)	(682,151)	(427,470)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	89,535	(77,504)	(807,800)	(391,822)
Forward agreements	7,191,381	(5,158,437)	(15,300,608)	(25,247,833)
Short-term U.S. government and agency obligations	1,287	139	1,821	2,295

Net realized gain (loss)	7,282,203	(5,235,802)	(16,106,587)	(25,637,360)

Change in net unrealized appreciation/depreciation on
Futures contracts	17,500	(162,330)	390,910	(223,400)
Forward agreements	(12,243,530)	(2,938,770)	(4,843,199)	(3,320,188)
Short-term U.S. government and agency obligations	(13,994)	84	(16,486)	6,241

Change in net unrealized appreciation/depreciation	(12,240,024)	(3,101,016)	(4,468,775)	(3,537,347)

Net realized and unrealized gain (loss)	(4,957,821)	(8,336,818)	(20,575,362)	(29,174,707)

Net income (loss)	$(5,251,505)	$(8,487,678)	$(21,257,513)	$(29,602,177)

Net income (loss) per weighted-average share	$(0.74)	$(4.30)	$(4.55)	$(18.07)

Weighted-average shares outstanding	7,079,031	1,974,684	4,671,769	1,637,744

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$77,732,507

Addition of 8,900,000 shares	172,768,537
Redemption of 2,400,000 shares	(51,204,036)

Net addition (redemption) of 6,500,000 shares	121,564,501

Net investment income (loss)	(682,151)
Net realized gain (loss)	(16,106,587)
Change in net unrealized appreciation/depreciation	(4,468,775)

Net income (loss)	(21,257,513)

Shareholders’ equity, at September 30, 2011	$178,039,495

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash flow from operating activities
Net income (loss)	$(21,257,513)	$(29,602,177)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	232,800	(65,683)
Net sale (purchase) of short-term U.S. government and agency obligations	(104,942,795)	(8,065,126)
Change in unrealized appreciation/depreciation on investments	4,859,685	3,313,947
Decrease (Increase) in receivable on futures contracts	—	(2,520)
Increase (Decrease) in management fee payable	162,825	3,724
Increase (Decrease) in payable on futures contracts	(94,800)	—

Net cash provided by (used in) operating activities	(121,039,798)	(34,417,835)

Cash flow from financing activities
Proceeds from addition of shares	172,768,537	66,422,591
Payment on shares redeemed	(51,204,036)	(29,778,225)

Net cash provided by (used in) financing activities	121,564,501	36,644,366

Net increase (decrease) in cash	524,703	2,226,531
Cash, beginning of period	404,683	75,790

Cash, end of period	$929,386	$2,302,321

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$1,609,878	$2,505,032
Segregated cash balances with brokers for futures contracts	1,685,226	2,395,913
Short-term U.S. government and agency obligations (Note 3) (cost $642,154,974 and $495,898,270, respectively)	642,109,717	495,915,529
Unrealized appreciation on forward agreements	57,079,169	46,191,568
Receivable from capital shares sold	10,766,110	—
Receivable on open futures contracts	—	391,421

Total assets	713,250,100	547,399,463

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	5,693,957	—
Management fee payable	1,612,811	395,544

Total liabilities	7,306,768	395,544

Shareholders’ equity
Shareholders’ equity	705,943,332	547,003,919

Total liabilities and shareholders’ equity	$713,250,100	$547,399,463

Shares outstanding	12,900,028	7,000,028

Net asset value per share (Note 10)	$54.72	$78.14

Market value per share (Note 2) (Note 10)	$51.84	$79.30

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (91% of shareholders’ equity)
U.S. Treasury Bills:
0.018% due 10/06/11	$1,036,000	$1,036,000
0.013% due 10/13/11	15,680,000	15,679,984
0.020% due 10/20/11	28,563,000	28,562,889
0.076% due 10/27/11	6,733,000	6,732,960
0.003% due 11/10/11	29,584,000	29,583,710
0.016% due 11/17/11	50,000,000	49,999,415
0.005% due 11/25/11	62,360,000	62,358,697
0.002% due 12/01/11†	57,026,000	57,025,110
0.007% due 12/15/11	7,121,000	7,120,862
0.000% due 12/22/11	50,000,000	49,998,400
0.002% due 12/29/11	97,764,000	97,760,588
0.000% due 01/19/12†	50,000,000	49,997,815
0.000% due 02/09/12†	31,909,000	31,905,640
0.000% due 03/01/12†	50,000,000	49,989,790
0.003% due 03/08/12†	50,000,000	49,988,235
0.001% due 03/15/12†	54,383,000	54,369,622

Total short-term U.S. government and agency obligations (cost $642,154,974)		$642,109,717

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires December 2011	74	$11,130,710	$(3,323,660)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	10/10/11	$12,080,800	$367,899,019	$16,861,626
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	10/10/11	33,924,000	1,033,094,357	40,217,543

				$57,079,169

†	All or partial amount segregated as collateral for forward agreements.

^	The positions and counterparties herein are as of September 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010

(unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Investment Income
Interest	$54,294	$78,646	$413,210	$195,896

Expenses
Management fee	2,423,377	399,644	6,530,746	1,191,495
Brokerage commissions	2,126	1,147	7,354	4,502

Total expenses	2,425,503	400,791	6,538,100	1,195,997

Net investment income (loss)	(2,371,209)	(322,145)	(6,124,890)	(1,000,101)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,862,254)	190,144	6,745,262	501,563
Forward agreements	(348,455,898)	35,224,898	(290,050,993)	59,964,658
Short-term U.S. government and agency obligations	5,732	1,786	46,058	9,769

Net realized gain (loss)	(350,312,420)	35,416,828	(283,259,673)	60,475,990

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,236,345)	1,350,910	(6,379,880)	2,030,945
Forward agreements	86,729,592	16,104,902	10,887,601	16,115,398
Short-term U.S. government and agency obligations	(68,357)	(10,906)	(62,516)	14,613

Change in net unrealized appreciation/depreciation	84,424,890	17,444,906	4,445,205	18,160,956

Net realized and unrealized gain (loss)	(265,887,530)	52,861,734	(278,814,468)	78,636,946

Net income (loss)	$(268,258,739)	$52,539,589	$(284,939,358)	$77,636,845

Net income (loss) per weighted-average share (Note 10)	$(26.45)	$9.99	$(30.69)	$13.91

Weighted-average shares outstanding (Note 10)	10,140,245	5,257,637	9,285,742	5,579,515

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$547,003,919

Addition of 12,200,000 shares (Note 10)	1,066,780,261
Redemption of 6,300,000 shares (Note 10)	(622,901,490)

Net addition (redemption) of 5,900,000 shares (Note 10)	443,878,771

Net investment income (loss)	(6,124,890)
Net realized gain (loss)	(283,259,673)
Change in net unrealized appreciation/depreciation	4,445,205

Net income (loss)	(284,939,358)

Shareholders’ equity, at September 30, 2011	$705,943,332

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011 and 2010

(unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash flow from operating activities
Net income (loss)	$(284,939,358)	$77,636,845
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	710,687	288,163
Net sale (purchase) of short-term U.S. government and agency obligations	(146,256,704)	(29,112,472)
Change in unrealized appreciation/depreciation on investments	(10,825,085)	(16,130,011)
Decrease (Increase) in receivable on futures contracts	391,421	—
Increase (Decrease) in management fee payable	1,217,267	16,255

Net cash provided by (used in) operating activities	(439,701,772)	32,698,780

Cash flow from financing activities
Proceeds from addition of shares	1,056,014,151	76,723,828
Payment on shares redeemed	(617,207,533)	(104,812,514)

Net cash provided by (used in) financing activities	438,806,618	(28,088,686)

Net increase (decrease) in cash	(895,154)	4,610,094
Cash, beginning of period	2,505,032	75,670

Cash, end of period	$1,609,878	$4,685,764

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$3,748,737	$3,514,285
Segregated cash balances with brokers for futures contracts	749,250	512,663
Short-term U.S. government and agency obligations (Note 3) (cost $745,847,542 and $105,316,101, respectively)	745,818,445	105,319,504
Receivable on open futures contracts	2,244,439	—

Total assets	752,560,871	109,346,452

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	17,083,309	—
Payable on open futures contracts	—	227,423
Management fee payable	852,002	75,903
Unrealized depreciation on forward agreements	201,231,313	10,010,345

Total liabilities	219,166,624	10,313,671

Shareholders’ equity
Shareholders’ equity	533,394,247	99,032,781

Total liabilities and shareholders’ equity	$752,560,871	$109,346,452

Shares outstanding	32,694,369	2,482,479

Net asset value per share (Note 1)	$16.31	$39.89

Market value per share (Note 1) (Note 2)	$17.11	$39.28

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (140% of shareholders’ equity)
U.S. Treasury Bills:
0.011% due 10/06/11	$59,463,000	$59,462,988
0.013% due 10/13/11†	73,109,000	73,108,927
0.037% due 10/20/11†	16,636,000	16,635,935
0.076% due 10/27/11†	35,967,000	35,966,788
0.000% due 11/10/11	8,953,000	8,952,912
0.005% due 11/17/11†	52,846,000	52,845,382
0.002% due 12/01/11†	25,739,000	25,738,599
0.015% due 12/08/11†	19,847,000	19,846,655
0.007% due 12/15/11	4,382,000	4,381,915
0.000% due 12/22/11	2,362,000	2,361,924
0.000% due 12/29/11	277,133,000	277,123,328
0.000% due 01/19/12†	50,000,000	49,997,815
0.002% due 02/09/12†	61,146,000	61,139,561
0.000% due 03/01/12†	20,000,000	19,995,916
0.002% due 03/08/12†	20,000,000	19,995,294
0.000% due 03/15/12†	18,269,000	18,264,506

Total short-term U.S. government and agency obligations (cost $745,847,542)		$745,818,445

Futures Contracts Sold

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires December 2011	30	$4,512,450	$492,525

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	10/10/11	$(7,602,500)	$(231,520,453)	$(45,762,339)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	10/10/11	(27,273,000)	(830,550,124)	(155,468,974)

				$(201,231,313)

†	All or partial amount segregated as collateral for forward agreements.

^	The positions and counterparties herein are as of September 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Investment Income
Interest	$36,609	$28,202	$141,157	$67,469

Expenses
Management fee	1,328,783	146,320	2,812,042	443,414
Brokerage commissions	1,431	789	3,718	2,681

Total expenses	1,330,214	147,109	2,815,760	446,095

Net investment income (loss)	(1,293,605)	(118,907)	(2,674,603)	(378,626)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,681,280	(363,579)	2,891,784	(427,329)
Forward agreements	181,877,651	(17,463,923)	129,322,766	(39,581,361)
Short-term U.S. government and agency obligations	1,907	305	4,428	3,522

Net realized gain (loss)	184,560,838	(17,827,197)	132,218,978	(40,005,168)

Change in net unrealized appreciation/depreciation on
Futures contracts	(356,000)	(186,735)	1,011,945	(380,020)
Forward agreements	(216,853,973)	(5,325,366)	(191,220,968)	(6,160,682)
Short-term U.S. government and agency obligations	(41,346)	(2,217)	(32,500)	5,574

Change in net unrealized appreciation/depreciation	(217,251,319)	(5,514,318)	(190,241,523)	(6,535,128)

Net realized and unrealized gain (loss)	(32,690,481)	(23,341,515)	(58,022,545)	(46,540,296)

Net income (loss)	$(33,984,086)	$(23,460,422)	$(60,697,148)	$(46,918,922)

Net income (loss) per weighted-average share (Note 1)	$(0.85)	$(46.68)	$(2.57)	$(110.34)

Weighted-average shares outstanding (Note 1)	40,109,586	502,587	23,613,283	425,235

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$99,032,781

Addition of 62,887,500 shares (Note 1)	1,089,916,599
Redemption of 32,675,610 shares (Note 1)	(594,857,985)

Net addition (redemption) of 30,211,890 shares (Note 1)	495,058,614

Net investment income (loss)	(2,674,603)
Net realized gain (loss)	132,218,978
Change in net unrealized appreciation/depreciation	(190,241,523)

Net income (loss)	(60,697,148)

Shareholders’ equity, at September 30, 2011	$533,394,247

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash flow from operating activities
Net income (loss)	$(60,697,148)	$(46,918,922)
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(236,587)	285,653
Net sale (purchase) of short-term U.S. government and agency obligations	(640,531,441)	2,615,625
Change in unrealized appreciation/depreciation on investments	191,253,468	6,155,108
Decrease (Increase) in receivable on futures contracts	(2,244,439)	(15,720)
Increase (Decrease) in management fee payable	776,099	(3,537)
Increase (Decrease) in payable on futures contracts	(227,423)	—

Net cash provided by (used in) operating activities	(511,907,471)	(37,881,793)

Cash flow from financing activities
Proceeds from addition of shares	1,089,916,599	90,676,225
Payment on shares redeemed	(577,774,676)	(50,948,251)

Net cash provided by (used in) financing activities	512,141,923	39,727,974

Net increase (decrease) in cash	234,452	1,846,181
Cash, beginning of period	3,514,285	78,312

Cash, end of period	$3,748,737	$1,924,493

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$4,521	$13,447
Short-term U.S. government and agency obligations (Note 3) (cost $8,937,823 and $7,373,910, respectively)	8,937,326	7,374,157
Unrealized appreciation on foreign currency forward contracts	—	348,179

Total assets	8,941,847	7,735,783

Liabilities and shareholders’ equity
Liabilities
Management fee payable	13,554	6,099
Unrealized depreciation on foreign currency forward contracts	1,212,360	—

Total liabilities	1,225,914	6,099

Shareholders’ equity
Shareholders’ equity	7,715,933	7,729,684

Total liabilities and shareholders’ equity	$8,941,847	$7,735,783

Shares outstanding	300,014	300,014

Net asset value per share	$25.72	$25.76

Market value per share (Note 2)	$25.75	$25.86

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (116% of shareholders’ equity)
U.S. Treasury Bills:
0.013% due 10/13/11	$575,000	$574,999
0.010% due 10/20/11	670,000	669,997
0.076% due 10/27/11†	526,000	525,997
0.040% due 11/10/11†	1,880,000	1,879,982
0.015% due 12/08/11	1,523,000	1,522,974
0.001% due 12/29/11	231,000	230,992
0.002% due 02/09/12	1,077,000	1,076,887
0.000% due 03/01/12	2,456,000	2,455,498

Total short-term U.S. government and agency obligations (cost $8,937,823)		$8,937,326

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	10/07/11	6,232,725	$8,349,073	$(613,687)
Euro with UBS AG	10/07/11	6,659,500	8,920,761	(650,960)

				$(1,264,647)

Contracts to Sell
Euro with Goldman Sachs International	10/07/11	(721,200)	$(966,087)	$25,406
Euro with UBS AG	10/07/11	(646,900)	(866,558)	26,881

				$52,287

†	All or partial amount segregated as collateral for foreign currency forward contracts.

^	The positions and counterparties herein are as of September 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Investment Income
Interest	$511	$6,398	$4,353	$12,220

Expenses
Management fee	20,668	36,416	60,728	86,347

Total expenses	20,668	36,416	60,728	86,347

Net investment income (loss)	(20,157)	(30,018)	(56,375)	(74,127)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(3,200)	1,189,073	1,603,888	(1,756,177)
Short-term U.S. government and agency obligations	—	440	19	829

Net realized gain (loss)	(3,200)	1,189,513	1,603,907	(1,755,348)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(1,321,372)	1,995,782	(1,560,539)	2,043,042
Short-term U.S. government and agency obligations	(602)	248	(744)	1,048

Change in net unrealized appreciation/depreciation	(1,321,974)	1,996,030	(1,561,283)	2,044,090

Net realized and unrealized gain (loss)	(1,325,174)	3,185,543	42,624	288,742

Net income (loss)	$(1,345,331)	$3,155,525	$(13,751)	$214,615

Net income (loss) per weighted-average share	$(4.48)	$5.01	$(0.05)	$0.43

Weighted-average shares outstanding	300,014	630,449	300,014	495,069

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$7,729,684

Net investment income (loss)	(56,375)
Net realized gain (loss)	1,603,907
Change in net unrealized appreciation/depreciation	(1,561,283)

Net income (loss)	(13,751)

Shareholders’ equity, at September 30, 2011	$7,715,933

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011 and 2010

(unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash flow from operating activities
Net income (loss)	$(13,751)	$214,615
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(1,563,913)	(2,304,440)
Change in unrealized appreciation/depreciation on investments	1,561,283	(2,044,090)
Increase (Decrease) in management fee payable	7,455	3,798

Net cash provided by (used in) operating activities	(8,926)	(4,130,117)

Cash flow from financing activities
Proceeds from addition of shares	—	20,023,154
Payment on shares redeemed	—	(15,662,727)

Net cash provided by (used in) financing activities	—	4,360,427

Net increase (decrease) in cash	(8,926)	230,310
Cash, beginning of period	13,447	79,160

Cash, end of period	$4,521	$309,470

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$423,648	$251,588
Short-term U.S. government and agency obligations (Note 3) (cost $848,079,829 and $471,813,434, respectively)	848,035,536	471,829,446
Unrealized appreciation on foreign currency forward contracts	109,803,643	—

Total assets	958,262,827	472,081,034

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	20,120,025	4,109,402
Management fee payable	1,201,789	364,560
Unrealized depreciation on foreign currency forward contracts	—	23,194,077

Total liabilities	21,321,814	27,668,039

Shareholders’ equity
Shareholders’ equity	936,941,013	444,412,995

Total liabilities and shareholders’ equity	$958,262,827	$472,081,034

Shares outstanding	48,600,014	21,900,014

Net asset value per share	$19.28	$20.29

Market value per share (Note 2)	$19.28	$20.31

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (91% of shareholders’ equity)
U.S. Treasury Bills:
0.009% due 10/06/11†	$28,186,000	$28,185,995
0.013% due 10/13/11	70,906,000	70,905,929
0.017% due 10/20/11†	63,582,000	63,581,752
0.040% due 11/10/11	50,000,000	49,999,510
0.006% due 11/17/11†	47,251,000	47,250,447
0.005% due 11/25/11	23,399,000	23,398,511
0.002% due 12/01/11†	37,497,000	37,496,415
0.015% due 12/08/11	50,524,000	50,523,121
0.000% due 12/15/11	44,607,000	44,606,135
0.000% due 12/22/11	57,619,000	57,617,156
0.003% due 12/29/11	107,297,000	107,293,255
0.000% due 01/19/12	50,000,000	49,997,815
0.001% due 02/09/12†	82,219,000	82,210,342
0.000% due 03/01/12	45,000,000	44,990,811
0.003% due 03/08/12	45,000,000	44,989,412
0.001% due 03/15/12	45,000,000	44,988,930

Total short-term U.S. government and agency obligations (cost $848,079,829)		$848,035,536

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	10/07/11	63,408,700	$84,939,392	$(2,789,168)
Euro with UBS AG	10/07/11	86,950,300	116,474,642	(2,816,316)

				$(5,605,484)

Contracts to Sell
Euro with Goldman Sachs International	10/07/11	(731,587,225)	$(980,000,757)	$55,401,624
Euro with UBS AG	10/07/11	(816,704,400)	(1,094,019,828)	60,007,503

				$115,409,127

†	All or partial amount segregated as collateral for foreign currency forward contracts.

^	The positions and counterparties herein are as of September 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Investment Income
Interest	$36,861	$182,133	$255,628	$415,352

Expenses
Management fee	1,728,002	846,458	3,848,679	2,336,429

Total expenses	1,728,002	846,458	3,848,679	2,336,429

Net investment income (loss)	(1,691,141)	(664,325)	(3,593,051)	(1,921,077)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(11,049,379)	(33,898,742)	(112,483,351)	54,569,532
Short-term U.S. government and agency obligations	131	2,281	3,328	27,615

Net realized gain (loss)	(11,049,248)	(33,896,461)	(112,480,023)	54,597,147

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	122,372,805	(49,916,146)	132,997,720	(46,237,927)
Short-term U.S. government and agency obligations	(54,049)	(20,078)	(60,305)	26,237

Change in net unrealized appreciation/depreciation	122,318,756	(49,936,224)	132,937,415	(46,211,690)

Net realized and unrealized gain (loss)	111,269,508	(83,832,685)	20,457,392	8,385,457

Net income (loss)	$109,578,367	$(84,497,010)	$16,864,341	$6,464,380

Net income (loss) per weighted-average share	$2.66	$(5.34)	$0.56	$0.44

Weighted-average shares outstanding	41,215,231	15,810,884	30,309,538	14,723,457

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$444,412,995

Addition of 37,600,000 shares	674,444,672
Redemption of 10,900,000 shares	(198,780,995)

Net addition (redemption) of 26,700,000 shares	475,663,677

Net investment income (loss)	(3,593,051)
Net realized gain (loss)	(112,480,023)
Change in net unrealized appreciation/depreciation	132,937,415

Net income (loss)	16,864,341

Shareholders’ equity, at September 30, 2011	$936,941,013

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash flow from operating activities
Net income (loss)	$16,864,341	$6,464,380
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(376,266,395)	(218,591,766)
Change in unrealized appreciation/depreciation on investments	(132,937,415)	46,211,690
Increase (Decrease) in management fee payable	837,229	201,015

Net cash provided by (used in) operating activities	(491,502,240)	(165,714,681)

Cash flow from financing activities
Proceeds from addition of shares	674,444,672	420,921,692
Payment on shares redeemed	(182,770,372)	(250,614,019)

Net cash provided by (used in) financing activities	491,674,300	170,307,673

Net increase (decrease) in cash	172,060	4,592,992
Cash, beginning of period	251,588	76,035

Cash, end of period	$423,648	$4,669,027

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$2,867	$10,637
Short-term U.S. government and agency obligations (Note 3) (cost $5,544,942 and $4,733,572, respectively)	5,544,649	4,733,703
Unrealized appreciation on foreign currency forward contracts	—	283,503

Total assets	5,547,516	5,027,843

Liabilities and shareholders’ equity
Liabilities
Management fee payable	8,767	3,603
Unrealized depreciation on foreign currency forward contracts	53,120	—

Total liabilities	61,887	3,603

Shareholders’ equity
Shareholders’ equity	5,485,629	5,024,240

Total liabilities and shareholders’ equity	$5,547,516	$5,027,843

Shares outstanding	150,014	150,014

Net asset value per share	$36.57	$33.49

Market value per share (Note 2)	$36.60	$33.29

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (101% of shareholders’ equity)
U.S. Treasury Bills:
0.018% due 10/06/11†	$584,000	$584,000
0.012% due 10/13/11	1,556,000	1,555,998
0.010% due 10/20/11†	500,000	499,998
0.040% due 11/10/11	727,000	726,993
0.000% due 12/15/11	532,000	531,990
0.001% due 12/29/11	287,000	286,990
0.003% due 03/08/12	1,359,000	1,358,680

Total short-term U.S. government and agency obligations (cost $5,544,942)		$5,544,649

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	10/07/11	355,590,000	$4,609,665	$(20,244)
Yen with UBS AG	10/07/11	516,060,000	6,689,905	(32,278)

				$(52,522)

Contracts to Sell
Yen with Goldman Sachs International	10/07/11	(19,800,000)	$(256,676)	$(793)
Yen with UBS AG	10/07/11	(5,630,000)	(72,984)	195

				$(598)

†	All or partial amount segregated as collateral for foreign currency forward contracts.

^	The positions and counterparties herein are as of September 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010

(unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Investment Income
Interest	$216	$2,242	$1,711	$4,788

Expenses
Management fee	12,492	13,416	28,409	32,485

Total expenses	12,492	13,416	28,409	32,485

Net investment income (loss)	(12,276)	(11,174)	(26,698)	(27,697)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	496,377	849,525	722,557	651,232
Short-term U.S. government and agency obligations	—	—	19	(69)

Net realized gain (loss)	496,377	849,525	722,576	651,163

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(71,257)	(217,085)	(336,623)	368,127
Short-term U.S. government and agency obligations	(314)	(273)	(424)	218

Change in net unrealized appreciation/depreciation	(71,571)	(217,358)	(337,047)	368,345

Net realized and unrealized gain (loss)	424,806	632,167	385,529	1,019,508

Net income (loss)	$412,530	$620,993	$358,831	$991,811

Net income (loss) per weighted-average share	$2.86	$3.36	$3.07	$6.13

Weighted-average shares outstanding	144,036	184,797	116,864	161,736

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$5,024,240

Addition of 50,000 shares	1,696,147
Redemption of 50,000 shares	(1,593,589)

Net addition (redemption) of 0 shares	102,558

Net investment income (loss)	(26,698)
Net realized gain (loss)	722,576
Change in net unrealized appreciation/depreciation	(337,047)

Net income (loss)	358,831

Shareholders’ equity, at September 30, 2011	$5,485,629

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011 and 2010

(unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash flow from operating activities
Net income (loss)	$358,831	$991,811
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(811,370)	(1,978,125)
Change in unrealized appreciation/depreciation on investments	337,047	(368,345)
Increase (Decrease) in management fee payable	5,164	1,469

Net cash provided by (used in) operating activities	(110,328)	(1,353,190)

Cash flow from financing activities
Proceeds from addition of shares	1,696,147	1,458,689
Payment on shares redeemed	(1,593,589)	—

Net cash provided by (used in) financing activities	102,558	1,458,689

Net increase (decrease) in cash	(7,770)	105,499
Cash, beginning of period	10,637	85,344

Cash, end of period	$2,867	$190,843

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$138,919	$120,494
Short-term U.S. government and agency obligations (Note 3) (cost $276,436,417 and $223,865,319, respectively)	276,427,258	223,873,131
Unrealized appreciation on foreign currency forward contracts	2,181,019	—

Total assets	278,747,196	223,993,625

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	6,859,008	—
Management fee payable	447,246	170,158
Unrealized depreciation on foreign currency forward contracts	—	16,137,654

Total liabilities	7,306,254	16,307,812

Shareholders’ equity
Shareholders’ equity	271,440,942	207,685,813

Total liabilities and shareholders’ equity	$278,747,196	$223,993,625

Shares outstanding	6,566,671	4,416,671

Net asset value per share (Note 10)	$41.34	$47.02

Market value per share (Note 2) (Note 10)	$41.34	$47.01

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (102% of shareholders’ equity)
U.S. Treasury Bills:
0.018% due 10/06/11†	$33,399,000	$33,398,993
0.013% due 10/13/11	27,892,000	27,891,972
0.011% due 10/20/11†	20,000,000	19,999,922
0.076% due 10/27/11†	48,299,000	48,298,715
0.006% due 11/17/11	4,664,000	4,663,946
0.002% due 12/01/11†	19,864,000	19,863,690
0.015% due 12/08/11	3,901,000	3,900,932
0.001% due 12/29/11	6,438,000	6,437,775
0.000% due 01/19/12	50,000,000	49,997,815
0.002% due 02/09/12†	38,219,000	38,214,976
0.000% due 03/01/12	7,000,000	6,998,571
0.003% due 03/08/12	7,000,000	6,998,353
0.000% due 03/15/12	9,764,000	9,761,598

Total short-term U.S. government and agency obligations (cost $276,436,417)		$276,427,258

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	10/07/11	3,203,440,000	$41,527,556	$(219,157)
Yen with UBS AG	10/07/11	1,423,900,000	18,458,622	(142,900)

				$(362,057)

Contracts to Sell
Yen with Goldman Sachs International	10/07/11	(23,267,420,000)	$(301,625,468)	$1,129,488
Yen with UBS AG	10/07/11	(23,259,690,000)	(301,525,261)	1,413,588

				$2,543,076

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010

(unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Investment Income
Interest	$23,905	$74,322	$176,008	$160,451

Expenses
Management fee	725,344	376,573	2,253,245	975,343

Total expenses	725,344	376,573	2,253,245	975,343

Net investment income (loss)	(701,439)	(302,251)	(2,077,237)	(814,892)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(34,105,768)	(26,657,675)	(55,833,787)	(26,358,762)
Short-term U.S. government and agency obligations	487	580	3,296	5,517

Net realized gain (loss)	(34,105,281)	(26,657,095)	(55,830,491)	(26,353,245)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	4,607,971	8,158,466	18,318,673	(6,598,615)
Short-term U.S. government and agency obligations	(17,889)	(4,590)	(16,971)	9,938

Change in net unrealized appreciation/depreciation	4,590,082	8,153,876	18,301,702	(6,588,677)

Net realized and unrealized gain (loss)	(29,515,199)	(18,503,219)	(37,528,789)	(32,941,922)

Net income (loss)	$(30,216,638)	$(18,805,470)	$(39,606,026)	$(33,756,814)

Net income (loss) per weighted-average share (Note 10)	$(4.22)	$(6.36)	$(5.69)	$(14.23)

Weighted-average shares outstanding (Note 10)	7,162,686	2,958,519	6,966,549	2,371,922

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$207,685,813

Addition of 6,533,333 shares (Note 10)	302,417,904
Redemption of 4,383,333 shares (Note 10)	(199,056,749)

Net addition (redemption) of 2,150,000 shares (Note 10)	103,361,155

Net investment income (loss)	(2,077,237)
Net realized gain (loss)	(55,830,491)
Change in net unrealized appreciation/depreciation	18,301,702

Net income (loss)	(39,606,026)

Shareholders’ equity, at September 30, 2011	$271,440,942

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash flow from operating activities
Net income (loss)	$(39,606,026)	$(33,756,814)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(52,571,098)	(97,666,492)
Change in unrealized appreciation/depreciation on investments	(18,301,702)	6,588,677
Increase (Decrease) in management fee payable	277,088	80,540

Net cash provided by (used in) operating activities	(110,201,738)	(124,754,089)

Cash flow from financing activities
Proceeds from addition of shares	302,417,904	177,810,290
Payment on shares redeemed	(192,197,741)	(48,172,192)

Net cash provided by (used in) financing activities	110,220,163	129,638,098

Net increase (decrease) in cash	18,425	4,884,009
Cash, beginning of period	120,494	75,424

Cash, end of period	$138,919	$4,959,433

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF*

STATEMENT OF FINANCIAL CONDITION

September 30, 2011 (unaudited)
Assets
Cash	$400
Offering costs (Note 5)	28,764

Total assets	29,164

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	28,764

Total liabilities	28,764

Shareholders’ equity
Shareholders’ equity	$400

Total liabilities and shareholders’ equity	$29,164

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$1,091,859	$400
Short-term U.S. government and agency obligations (Note 3) (cost $28,062,806 and $0, respectively)	28,061,131	—
Receivable from capital shares sold	8,166,838	—
Receivable on open futures contracts	2,250,019	—
Offering costs (Note 5)	51,249	198,998

Total assets	39,621,096	199,398

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	10,660,397	—
Management fee payable	62,960	—
Payable for offering costs	—	198,998

Total liabilities	10,723,357	198,998

Shareholders’ equity
Shareholders’ equity	28,897,739	400

Total liabilities and shareholders’ equity	$39,621,096	$199,398

Shares outstanding	250,005	5

Net asset value per share	$115.59	$80.00

Market value per share (Note 2)	$114.52	$80.00

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (97% of shareholders’ equity)
U.S. Treasury Bills:
0.010% due 10/06/11	$942,000	$942,000
0.013% due 10/13/11†	5,141,000	5,140,995
0.033% due 10/20/11†	5,515,000	5,514,978
0.002% due 12/01/11	645,000	644,990
0.015% due 12/08/11	1,206,000	1,205,979
0.000% due 12/15/11	3,117,000	3,116,940
0.000% due 12/22/11	2,364,000	2,363,924
0.001% due 12/29/11	1,169,000	1,168,959
0.002% due 02/09/12	2,309,000	2,308,757
0.001% due 03/15/12†	5,655,000	5,653,609

Total short-term U.S. government and agency obligations (cost $28,062,806)		$28,061,131

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires October 2011	429	$18,082,350	$2,962,700
VIX Futures - CBOE, expires November 2011	286	10,796,500	578,650

			$3,541,350

†	All or partial amount segregated as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Investment Income
Interest	$1,884	$11,821

Expenses
Management fee	26,672	62,960
Offering costs	49,621	147,749

Total expenses	76,293	210,709

Net investment income (loss)	(74,409)	(198,888)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	24,351,300	11,557,660
Short-term U.S. government and agency obligations	—	1,500

Net realized gain (loss)	24,351,300	11,559,160

Change in net unrealized appreciation/depreciation on
Futures contracts	7,994,010	3,541,350
Short-term U.S. government and agency obligations	(2,318)	(1,675)

Change in net unrealized appreciation/depreciation	7,991,692	3,539,675

Net realized and unrealized gain (loss)	32,342,992	15,098,835

Net income (loss)	$32,268,583	$14,899,947

Net income (loss) per weighted-average share	$56.28	$25.51

Weighted-average shares outstanding	573,375	584,172

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$400

Addition of 4,375,000 shares	262,501,482
Redemption of 4,125,000 shares	(248,504,090)

Net addition (redemption) of 250,000 shares	13,997,392

Net investment income (loss)	(198,888)
Net realized gain (loss)	11,559,160
Change in net unrealized appreciation/depreciation	3,539,675

Net income (loss)	14,899,947

Shareholders’ equity, at September 30, 2011	$28,897,739

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

Nine months ended September 30, 2011
Cash flow from operating activities
Net income (loss)	$14,899,947
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(28,062,806)
Change in unrealized appreciation/depreciation on investments	1,675
Decrease (Increase) in receivable on futures contracts	(2,250,019)
Amortization of offering cost	147,749
Increase (Decrease) in management fee payable	62,960
Increase (Decrease) in payable for offering costs	(198,998)

Net cash provided by (used in) operating activities	(15,399,492)

Cash flow from financing activities
Proceeds from addition of shares	254,334,644
Payment on shares redeemed	(237,843,693)

Net cash provided by (used in) financing activities	16,490,951

Net increase (decrease) in cash	1,091,459
Cash, beginning of period	400

Cash, end of period	$1,091,859

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF*

STATEMENT OF FINANCIAL CONDITION

September 30, 2011 (unaudited)
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

September 30, 2011 (unaudited)
Assets
Cash	$400
Offering costs (Note 5)	18,478

Total assets	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478

Total liabilities	18,478

Shareholders’ equity
Shareholders’ equity	$400

Total liabilities and shareholders’ equity	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX MID-TERM FUTURES ETF*

STATEMENT OF FINANCIAL CONDITION

September 30, 2011 (unaudited)
Assets
Cash	$400
Offering costs (Note 5)	18,478

Total assets	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478

Total liabilities	18,478

Shareholders’ equity
Shareholders’ equity	$400

Total liabilities and shareholders’ equity	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$508,517	$400
Short-term U.S. government and agency obligations (Note 3) (cost $14,412,785 and $0, respectively)	14,411,278	—
Receivable from capital shares sold	4,347,490	—
Receivable on open futures contracts	550,076	—
Offering costs (Note 5)	32,031	124,374
Limitation by Sponsor	30,593	—

Total assets	19,879,985	124,774

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	6,443,769	—
Payable for offering costs	—	124,374

Total liabilities	6,443,769	124,374

Shareholders’ equity
Shareholders’ equity	13,436,216	400

Total liabilities and shareholders’ equity	$19,879,985	$124,774

Shares outstanding	150,005	5

Net asset value per share	$89.57	$80.00

Market value per share (Note 2)	$89.46	$80.00

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (107% of shareholders’ equity)
U.S. Treasury Bills:
0.010% due 10/06/11	$551,000	$551,000
0.012% due 10/13/11†	1,433,000	1,432,999
0.010% due 10/20/11	1,000,000	999,996
0.040% due 11/10/11†	2,612,000	2,611,974
0.000% due 12/15/11†	1,131,000	1,130,978
0.005% due 12/29/11	695,000	694,976
0.002% due 03/08/12†	6,991,000	6,989,355

Total short-term U.S. government and agency obligations (cost $14,412,785)		$14,411,278

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2012	78	$2,769,000	$672,200
VIX Futures - CBOE, expires February 2012	129	4,476,300	796,900
VIX Futures - CBOE, expires March 2012	129	4,418,250	303,150
VIX Futures - CBOE, expires April 2012	52	1,786,200	58,350

			$1,830,600

†	All or partial amount segregated as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2011

(unaudited)

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Investment Income
Interest	$569	$3,584

Expenses
Offering costs	31,013	92,343
Limitation by Sponsor	(4,041)	(30,593)

Total expenses	26,972	61,750

Net investment income (loss)	(26,403)	(58,166)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,364,290	503,490
Short-term U.S. government and agency obligations	79	277

Net realized gain (loss)	2,364,369	503,767

Change in net unrealized appreciation/depreciation on
Futures contracts	2,244,750	1,830,600
Short-term U.S. government and agency obligations	(1,584)	(1,507)

Change in net unrealized appreciation/depreciation	2,243,166	1,829,093

Net realized and unrealized gain (loss)	4,607,535	2,332,860

Net income (loss)	$4,581,132	$2,274,694

Net income (loss) per weighted-average share	$25.66	$15.87

Weighted-average shares outstanding	178,538	143,338

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$400

Addition of 525,000 shares	36,782,014
Redemption of 375,000 shares	(25,620,892)

Net addition (redemption) of 150,000 shares	11,161,122

Net investment income (loss)	(58,166)
Net realized gain (loss)	503,767
Change in net unrealized appreciation/depreciation	1,829,093

Net income (loss)	2,274,694

Shareholders’ equity, at September 30, 2011	$13,436,216

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011

(unaudited)

Nine months ended September 30, 2011
Cash flow from operating activities
Net income (loss)	$2,274,694
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(14,412,785)
Change in unrealized appreciation/depreciation on investments	1,507
Decrease (Increase) in receivable on futures contracts	(550,076)
Decrease (Increase) in Limitation by Sponsor	(30,593)
Amortization of offering cost	92,343
Increase (Decrease) in payable for offering costs	(124,374)

Net cash provided by (used in) operating activities	(12,749,284)

Cash flow from financing activities
Proceeds from addition of shares	32,434,524
Payment on shares redeemed	(19,177,123)

Net cash provided by (used in) financing activities	13,257,401

Net increase (decrease) in cash	508,117
Cash, beginning of period	400

Cash, end of period	$508,517

See accompanying notes to financial statements.

PROSHARES SHORT VIX MID-TERM FUTURES ETF*

STATEMENT OF FINANCIAL CONDITION

September 30, 2011 (unaudited)
Assets
Cash	$400
Offering costs (Note 5)	18,478

Total assets	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478

Total liabilities	18,478

Shareholders’ equity
Shareholders’ equity	$400

Total liabilities and shareholders’ equity	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT VIX MID-TERM FUTURES ETF*

STATEMENT OF FINANCIAL CONDITION

September 30, 2011 (unaudited)
Assets
Cash	$400
Offering costs (Note 5)	18,478

Total assets	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478

Total liabilities	18,478

Shareholders’ equity
Shareholders’ equity	$400

Total liabilities and shareholders’ equity	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash	$14,658,722	$13,024,692
Segregated cash balances with brokers for futures contracts	40,129,251	18,624,601
Short-term U.S. government and agency obligations (Note 3) (cost $3,612,641,799 and $2,036,391,604, respectively)	3,612,458,637	2,036,464,179
Unrealized appreciation on swap agreements	8,378,025	7,405,394
Unrealized appreciation on forward agreements	66,069,553	54,916,155
Unrealized appreciation on foreign currency forward contracts	111,984,662	631,682
Receivable from capital shares sold	23,280,438	—
Receivable on open futures contracts	6,013,084	3,487,401
Offering costs (Note 5)	309,482	323,372
Limitation by Sponsor	30,593	—

Total assets	3,883,312,447	2,134,877,476

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	78,360,232	46,689,878
Payable on open futures contracts	11,219,495	1,462,367
Management fee payable	5,953,909	1,633,355
Payable for offering costs	226,202	323,372
Unrealized depreciation on swap agreements	44,576,496	4,275,758
Unrealized depreciation on forward agreements	209,065,903	13,001,736
Unrealized depreciation on foreign currency forward contracts	1,265,480	39,331,731

Total liabilities	350,667,717	106,718,197

Shareholders’ equity
Shareholders’ equity	3,532,644,730	2,028,159,279

Total liabilities and shareholders’ equity	$3,883,312,447	$2,134,877,476

Shares outstanding	130,880,160	50,431,669

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Investment Income
Interest	$205,228	$693,625	$1,432,606	$1,562,964

Expenses
Management fee	8,789,596	3,669,467	22,089,503	9,993,780
Brokerage commissions	34,563	45,492	132,816	162,322
Offering costs	80,634	—	240,092	—
Limitation by Sponsor	(4,041)	—	(30,593)	—

Total expenses	8,900,752	3,714,959	22,431,818	10,156,102

Net investment income (loss)	(8,695,524)	(3,021,334)	(20,999,212)	(8,593,138)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,615,893	13,340,005	32,635,570	27,258,896
Swap agreements	(18,459,511)	33,448,824	33,016,158	37,574,633
Forward agreements	(155,922,546)	20,013,298	(122,754,908)	45,353,658
Foreign currency forward contracts	(44,661,970)	(58,517,819)	(165,990,693)	27,105,825
Short-term U.S. government and agency obligations	13,317	7,626	88,692	112,116

Net realized gain (loss)	(217,414,817)	8,291,934	(223,005,181)	137,405,128

Change in net unrealized appreciation/depreciation on
Futures contracts	(5,356,085)	13,786,215	(22,449,225)	3,017,915
Swap agreements	(33,857,212)	6,885,179	(39,328,107)	6,743,603
Forward agreements	(118,697,358)	16,569,744	(184,910,769)	14,840,201
Foreign currency forward contracts	125,588,147	(39,978,983)	149,419,231	(50,425,373)
Short-term U.S. government and agency obligations	(251,113)	(49,333)	(255,737)	119,469

Change in net unrealized appreciation/depreciation	(32,573,621)	(2,787,178)	(97,524,607)	(25,704,185)

Net realized and unrealized gain (loss)	(249,988,438)	5,504,756	(320,529,788)	111,700,943

Net income (loss)	$(258,683,962)	$2,483,422	$(341,529,000)	$103,107,805

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited)

Shareholders’ equity, at December 31, 2010	$2,028,159,279

Addition of 172,555,833 shares	5,306,403,728
Redemption of 92,107,342 shares	(3,460,389,277)

Net addition (redemption) of 80,448,491 shares	1,846,014,451

Net investment income (loss)	(20,999,212)
Net realized gain (loss)	(223,005,181)
Change in net unrealized appreciation/depreciation	(97,524,607)

Net income (loss)	(341,529,000)

Shareholders’ equity, at September 30, 2011	$3,532,644,730

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash flow from operating activities
Net income (loss)	$(341,529,000)	$103,107,805
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	—	485,000
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(21,504,650)	(4,629,850)
Net sale (purchase) of short-term U.S. government and agency obligations	(1,576,250,195)	(453,682,814)
Change in unrealized appreciation/depreciation on investments	75,075,382	28,722,100
Decrease (Increase) in receivable on futures contracts	(2,525,683)	(11,249,209)
Decrease (Increase) in offering costs	(226,202)	—
Decrease (Increase) in Limitation by Sponsor	(30,593)	—
Amortization of offering cost	240,092	—
Increase (Decrease) in management fee payable	4,320,554	350,174
Increase (Decrease) in payable on futures contracts	9,757,128	(341,462)
Increase (Decrease) in payable for offering costs	(97,170)	—

Net cash provided by (used in) operating activities	(1,852,770,337)	(337,238,256)

Cash flow from financing activities
Proceeds from addition of shares	5,283,123,290	2,253,397,657
Payment on shares redeemed	(3,428,718,923)	(1,881,856,425)

Net cash provided by (used in) financing activities	1,854,404,367	371,541,232

Net increase (decrease) in cash	1,634,030	34,302,976
Cash, beginning of period	13,024,692	967,043

Cash, end of period	$14,658,722	$35,270,019

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

NOTE 1 – ORGANIZATION

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series (each, a “Fund” and collectively, the “Funds”). The following fourteen series of the Trust, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”), ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “VIX Fund” and collectively, the “VIX Funds”) issue common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged or VIX Fund. The Shares of each Leveraged and VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Trust has also registered shares for ten additional series: ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (each, a “Short Fund” and collectively, the “Short Funds”), ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas (each, a “New Natural Gas Fund” and collectively, the “New Natural Gas Funds”), ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (each, a “New VIX Fund” and collectively, the “New VIX Funds”). The Short Funds, the New Natural Gas Funds and the New VIX Funds are collectively referred to herein as the “New Funds”. As of September 30, 2011, each of the Short Funds had seed capital of $200, but neither of the Short Funds had commenced investment operations, and each of the New Natural Gas Funds and the New VIX Funds had seed capital of $400, but none of the New Natural Gas Funds or the New VIX Funds had commenced investment operations; therefore, these Financial Statements do not include Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity or Statements of Cash Flows for the New Funds. The New Funds, together with the Leveraged Funds, are referred to as the “Geared Funds” in these Notes to Financial Statements. The Trust had no operations prior to November 24, 2008 other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of fourteen Shares of each Leveraged Fund at an aggregate purchase price of $350 in each of the Leveraged Funds.

Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver and ProShares UltraShort Silver, commenced trading on the NYSE Arca on December 3, 2008. The VIX Funds commenced trading on the NYSE Arca on January 3, 2011. As of September 30, 2011, the New Funds had not yet commenced trading.

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

Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to twice (2x) the daily performance of its corresponding benchmark. Each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to twice the inverse (-2x) of the daily performance of its corresponding benchmark. Daily performance is measured from the calculation of one NAV to the next. Each of the Geared Funds generally invests or will invest in Financial Instruments (i.e., commodity-based, currency-based or equity market volatility-based instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts) as a substitute for investing directly in commodities, currencies or equity market volatility products in order to gain exposure to the commodity index, currency benchmark, commodity, currency or to an equity market volatility index. The Financial Instruments in which ProShares Short DJ-UBS Natural Gas will invest are limited to futures contracts. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results for the Funds. Each “VIX” Fund seeks daily investment results (before fees and expenses) that match the performance of a benchmark. Each VIX Fund intends to obtain exposure to its benchmark by investing in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”).

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated September 30, 2011, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Leveraged Funds’ and the VIX Funds’ final net asset value for creation and redemption of fund shares for the period ended September 30, 2011 were as follows. All times are Eastern Standard Time:

	NAV Calculation Time	NAV Calculation Date
Ultra Silver, UltraShort Silver	7:00 A.M.	September 30
Ultra Gold, UltraShort Gold	10:00 A.M.	September 30
Ultra DJ-UBS Commodity, UltraShort DJ-UBS Commodity	2:30 P.M.	September 30
Ultra DJ-UBS Crude Oil, UltraShort DJ-UBS Crude Oil	2:30 P.M.	September 30
Ultra Euro, UltraShort Euro	4:00 P.M.	September 30
Ultra Yen, UltraShort Yen	4:00 P.M.	September 30
VIX Short-Term Futures ETF, VIX Mid-Term Futures ETF	4:15 P.M.	September 30

Although the Leveraged Funds’ and VIX Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three and nine months ended September 30, 2011.

Market value per share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per share is calculated.

For financial reporting purposes, the Leveraged Funds and VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of some Leveraged Funds’ and VIX Funds’ final creation/redemption NAV for the three and nine months ended September 30, 2011.

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

The following table summarizes the valuation of investments at September 30, 2011 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Ultra DJ-UBS Commodity	$15,615,636	$—	$—	$—	$(3,889,846)	$11,725,790
UltraShort DJ-UBS Commodity	11,383,268	—	—	—	1,004,988	12,388,256
Ultra DJ-UBS Crude Oil	408,957,733	(23,095,260)	—	—	(40,686,650)	345,175,823
UltraShort DJ-UBS Crude Oil	58,146,838	4,143,110	—	—	7,373,037	69,662,985
Ultra Gold	363,969,066	(557,680)	8,990,384	—	—	372,401,770
UltraShort Gold	185,040,756	98,160	(7,834,590)	—	—	177,304,326
Ultra Silver	642,109,717	(3,323,660)	57,079,169	—	—	695,865,226
UltraShort Silver	745,818,445	492,525	(201,231,313)	—	—	545,079,657
Ultra Euro	8,937,326	—	—	(1,212,360)	—	7,724,966
UltraShort Euro	848,035,536	—	—	109,803,643	—	957,839,179
Ultra Yen	5,544,649	—	—	(53,120)	—	5,491,529
UltraShort Yen	276,427,258	—	—	2,181,019	—	278,608,277
VIX Short-Term Futures ETF	28,061,131	3,541,350	—	—	—	31,602,481
VIX Mid-Term Futures ETF	14,411,278	1,830,600	—	—	—	16,241,878

Total Trust	$3,612,458,637	$(16,870,855)	$(142,996,350)	$110,719,182	$(36,198,471)	$3,527,112,143

At September 30, 2011, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

At September 30, 2011, there were no significant transfers in or out of Level I and Level II fair value measurements.

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

Brokerage Commissions and Fees

Each Geared Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis. For the period ended September 30, 2011, the Sponsor paid and is currently paying brokerage commissions on futures contracts for the VIX Funds by reimbursing the VIX Funds monthly for the brokerage commissions paid.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlation between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will enter into swap agreements only with large, well-capitalized and well established financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at September 30, 2011 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2011, the collateral posted by counterparties consisted of U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties, as those amounts are not similarly collateralized by the counterparty. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2011, the collateral posted by counterparties consisted of U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of September 30, 2011

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$1,004,988		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares Ultra DJ- UBS Commodity	$3,889,846
		ProShares UltraShort DJ-UBS Crude Oil	11,516,147	*		ProShares Ultra DJ- UBS Crude Oil	63,781,910	*
		ProShares Ultra Gold	8,990,384			ProShares Ultra Gold	557,680	*
		ProShares UltraShort Gold	98,160	*		ProShares UltraShort Gold	7,834,590
		ProShares Ultra Silver	57,079,169			ProShares Ultra Silver	3,323,660	*
		ProShares UltraShort Silver	492,525	*		ProShares UltraShort Silver	201,231,313
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	52,287		Unrealized depreciation on foreign currency forward contracts	ProShares Ultra Euro	1,264,647
		ProShares UltraShort Euro	115,409,127			ProShares UltraShort Euro	5,605,484
		ProShares Ultra Yen	195			ProShares Ultra Yen	53,315
		ProShares UltraShort Yen	2,543,076			ProShares UltraShort Yen	362,057
VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Short-Term Futures ETF	3,541,350	*	Payable on open futures contracts

		ProShares VIX Mid- Term Futures ETF	1,830,600	*

Total Trust			$202,558,008	*		Total Trust	$287,904,502	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2010

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ- UBS Commodity	$1,755,750		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$164,150
		ProShares Ultra DJ- UBS Crude Oil	11,062,404	*		ProShares UltraShort DJ-UBS Crude Oil	6,496,028	*
		ProShares Ultra Gold	9,030,567	*		ProShares UltraShort Gold	3,284,141	*
		ProShares Ultra Silver	49,247,788	*		ProShares UltraShort Silver	10,529,765	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	353,487		Unrealized depreciation on foreign currency forward contracts	ProShares Ultra Euro	5,308
		ProShares UltraShort Euro	930,978			ProShares UltraShort Euro	24,125,055
		ProShares Ultra Yen	292,768			ProShares Ultra Yen	9,265
		ProShares UltraShort Yen	1,856,768			ProShares UltraShort Yen	17,994,422

		Total Trust	$74,530,510	*		Total Trust	$62,608,134	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2011

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$(1,050,671)	$(2,076,464)
		ProShares UltraShort DJ-UBS Commodity	2,148,146	(1,247,546)
		ProShares Ultra DJ-UBS Crude Oil	(87,767,586)	(45,541,247)
		ProShares UltraShort DJ-UBS Crude Oil	40,872,529	2,328,855
		ProShares Ultra Gold	4,794,133	23,329,743
		ProShares UltraShort Gold	7,280,916	(12,226,030)
		ProShares Ultra Silver	(350,318,152)	84,493,247
		ProShares UltraShort Silver	184,558,931	(217,209,973)

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares Ultra Euro	(3,200)	(1,321,372)
		ProShares UltraShort Euro	(11,049,379)	122,372,805
		ProShares Ultra Yen	496,377	(71,257)
		ProShares UltraShort Yen	(34,105,768)	4,607,971

VIX Futures Contracts	Net realized gain (loss) on futures contracts/changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	24,351,300	7,994,010
		ProShares VIX Mid-Term Futures ETF	2,364,290	2,244,750

		Total Trust	$(217,428,134)	$(32,322,508)

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2010

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$2,113,541	$178,290
		ProShares UltraShort DJ-UBS Commodity	(806,167)	335,891
		ProShares Ultra DJ-UBS Crude Oil	38,009,578	22,160,030
		ProShares UltraShort DJ-UBS Crude Oil	7,955,152	(3,545,802)
		ProShares Ultra Gold	7,178,424	9,270,118
		ProShares UltraShort Gold	(5,235,941)	(3,101,100)
		ProShares Ultra Silver	35,415,042	17,455,812
		ProShares UltraShort Silver	(17,827,502)	(5,512,101)

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares Ultra Euro	1,189,073	1,995,782
		ProShares UltraShort Euro	(33,898,742)	(49,916,146)
		ProShares Ultra Yen	849,525	(217,085)
		ProShares UltraShort Yen	(26,657,675)	8,158,466

		Total Trust	$8,284,308	$(2,737,845)

The Effect of Derivative Instruments on the Statements of Operations

For the nine months ended September 30, 2011

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$939,496	$(5,645,596)
		ProShares UltraShort DJ-UBS Commodity	(3,367,856)	1,169,138
		ProShares Ultra DJ-UBS Crude Oil	(13,429,691)	(74,844,314)
		ProShares UltraShort DJ-UBS Crude Oil	58,466,405	18,012,175
		ProShares Ultra Gold	55,426,905	(597,863)
		ProShares UltraShort Gold	(16,108,408)	(4,452,289)
		ProShares Ultra Silver	(283,305,731)	4,507,721
		ProShares UltraShort Silver	132,214,550	(190,209,023)

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares Ultra Euro	1,603,888	(1,560,539)
		ProShares UltraShort Euro	(112,483,351)	132,997,720
		ProShares Ultra Yen	722,557	(336,623)
		ProShares UltraShort Yen	(55,833,787)	18,318,673
VIX Futures Contracts	Net realized gain (loss) on futures contracts/changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	11,557,660	3,541,350
		ProShares VIX Mid-Term Futures ETF	503,490	1,830,600

		Total Trust	$(223,093,873)	$(97,268,870)

The Effect of Derivative Instruments on the Statements of Operations

For the nine months ended September 30, 2010

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/ Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/ or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$(624,603)	$(458,278)
		ProShares UltraShort DJ-UBS Commodity	(254,747)	114,962
		ProShares Ultra DJ-UBS Crude Oil	33,817,452	8,115,518
		ProShares UltraShort DJ-UBS Crude Oil	31,539,850	(298,119)
		ProShares Ultra Gold	50,891,359	9,065,583
		ProShares UltraShort Gold	(25,639,655)	(3,543,588)
		ProShares Ultra Silver	60,466,221	18,146,343
		ProShares UltraShort Silver	(40,008,690)	(6,540,702)

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation /depreciation on foreign currency forward contracts	ProShares Ultra Euro	(1,756,177)	2,043,042
		ProShares UltraShort Euro	54,569,532	(46,237,927)
		ProShares Ultra Yen	651,232	368,127
		ProShares UltraShort Yen	(26,358,762)	(6,598,615)

		Total Trust	$137,293,012	$(25,823,654)

NOTE 4 – AGREEMENTS

Management Fee

Each Geared Fund pays or will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. In the first year of the Leveraged Funds’ operations, the Sponsor did not charge its fee in an amount equal to the organization and offering costs. The Sponsor reimbursed each Leveraged Fund, if applicable, to the extent that its offering costs exceeded 0.95% of its average daily NAV of each Fund for the first year of operations. Each VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV. The Sponsor will not charge its fee in the first year of operation of each New Fund (as defined below) in an amount equal to the offering costs. The Sponsor has agreed to reimburse each New Fund to the extent that its offering costs exceed the Management Fee for the first year of operations. The Management Fee is or will be paid in consideration of the Sponsor’s services as commodity pool operator and commodity trading advisor, and for managing the business and affairs of the Geared Funds and the VIX Funds. From the Management Fee, the Sponsor pays or will pay the fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent and the licensors for the Commodity Index Funds (Dow Jones & Company, Inc. and UBS Securities LLC, together, “DJ-UBS”), the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as ongoing SEC registration fees not exceeding 0.021% per annum of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees. For the period ended September 30, 2011, the Sponsor paid and is currently paying brokerage commissions on futures contracts for the VIX Funds. Each Leveraged Fund and VIX Fund incurs and pays, and each New Fund will incur and pay, its non-recurring and unusual fees and expenses.

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

Non-Recurring Fees and Expenses

Each Leveraged Fund and VIX Fund pays and each New Fund will pay all non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring fees and expenses are fees and expenses such as legal claims and liabilities, litigation costs or indemnification or other material expenses which are not currently anticipated obligations of the Funds. Such fees and expenses are those that are non-recurring, unexpected or unusual in nature.

NOTE 5 – ORGANIZATION AND OFFERING COSTS

Organization costs are expensed as incurred and offering costs will be amortized by the Funds over a twelve month period on a straight-line basis. The Sponsor did not charge its Management Fee in the first year of operation of each Leveraged Fund in an amount equal to the organization and offering fees. The Sponsor reimbursed each Leveraged Fund if its organization and offering costs exceeded 0.95% of its average daily NAV for the first year of operations.

Offering costs on the VIX Funds and the New Funds will be amortized over a twelve month period on a straight-line basis. The Sponsor will not charge its Management Fee in the first year of operation of each VIX and New Fund in an amount equal to the offering costs. The Sponsor has agreed to reimburse each VIX and New Fund to the extent that its offering costs exceed 0.85% and 0.95%, respectively, of its average daily NAV for the first year of operations. At September 30, 2011, amounts payable for offering costs are reflected in the Statement of Financial Condition for each VIX Fund and each New Fund.

NOTE 6 – CREATION AND REDEMPTION OF CREATION UNITS

Each Leveraged Fund and VIX Fund issues and redeems Shares and each New Fund will issue and redeem shares from time to time, but only in one or more Creation Units. A Creation Unit is a block of 50,000 Shares of a Geared Fund and 25,000 Shares of a VIX Fund. Creation Units may be created or redeemed only by Authorized Participants. As a result of the reverse share splits as described in Note 1, certain redemptions as disclosed in the Statements of Changes in Shareholders’ Equity reflect payment of fractional share balances on beneficial shareholder accounts.

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

The transaction fees that are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity were as follows:

Fund	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Ultra DJ-UBS Commodity	$388	$1,143
UltraShort DJ-UBS Commodity	4,029	34,229
Ultra DJ-UBS Crude Oil	139,525	451,173
UltraShort DJ-UBS Crude Oil	49,779	185,005
Ultra Gold	26,488	39,310
UltraShort Gold	32,225	48,827
Ultra Silver	134,624	382,309
UltraShort Silver	114,589	363,017
Ultra Euro	—	—
UltraShort Euro	—	—
Ultra Yen	—	—
UltraShort Yen	—	—
VIX Short-Term Futures ETF	—	—
VIX Mid-Term Futures ETF	—	—

Total Trust	$501,647	$1,505,013

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended September 30, 2011:

Ultra ProShares

For the Three Months Ended September 30, 2011 (unaudited)

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil	Ultra Gold	Ultra Silver^^	Ultra Euro	Ultra Yen
Net asset value, at June 30, 2011	$33.3896	$42.6433	$77.4697	$83.9930	$30.2028	$33.7648

Net investment income (loss)	(0.0789)	(0.0855)	(0.2324)	(0.2338)	(0.0672)	(0.0852)
Net realized and unrealized gain (loss)	(7.2872)	(15.2523)	9.7415	(29.0350)	(4.4170)	2.8878
Change in net asset value from operations	(7.3661)	(15.3378)	9.5091	(29.2688)	(4.4842)	2.8026
Net asset value, at September 30, 2011	$26.0235	$27.3055	$86.9788	$54.7242	$25.7186	$36.5674

Market value per share, at June 30, 2011†	$33.38	$42.18	$76.78	$82.47	$30.16	$33.78
Market value per share, at September 30, 2011†	$25.67	$27.09	$87.34	$51.84	$25.75	$36.60

Total Return, at net asset value^	(22.1)%	(36.0)%	12.3%	(34.8)%	(14.8)%	8.3%
Total Return, at market value^	(23.1)%	(35.8)%	13.8%	(37.1)%	(14.6)%	8.3%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.97)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.95)%	(0.93)%	(0.93)%	(0.93)%	(0.93)%

^^	See Note 10 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2011.
**	Percentages are annualized.

UltraShort ProShares

For the Three Months Ended September 30, 2011 (unaudited)

Per Share Operating Performance	UltraShort DJ- UBS Commodity	UltraShort DJ- UBS Crude Oil	UltraShort Gold	UltraShort Silver	UltraShort Euro	UltraShort Yen^^
Net asset value, at June 30, 2011	$48.3540	$48.2805	$23.9418	$18.6738	$16.7504	$45.4035

Net investment income (loss)	(0.1099)	(0.1226)	(0.0415)	(0.0323)	(0.0410)	(0.0979)
Net realized and unrealized gain (loss)	10.6999	16.4505	(4.6317)	(2.3269)	2.5692	(3.9694)
Change in net asset value from operations	10.5900	16.3279	(4.6732)	(2.3592)	2.5282	(4.0673)
Net asset value, at September 30, 2011	$58.9440	$64.6084	$19.2686	$16.3146	$19.2786	$41.3362

Market value per share, at June 30, 2011†	$48.67	$48.80	$24.14	$18.99	$16.76	$45.39
Market value per share, at September 30, 2011†	$59.30	$65.25	$19.17	$17.11	$19.28	$41.34

Total Return, at net asset value^	21.9%	33.8%	(19.5)%	(12.6)%	15.1%	(9.0)%
Total Return, at market value^	21.8%	33.7%	(20.6)%	(9.9)%	15.0%	(8.9)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.98)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.93)%	(0.96)%	(0.93)%	(0.92)%	(0.93)%	(0.92)%

^^	See Note 10 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2011.
**	Percentages are annualized.

VIX ProShares

For the Three Months Ended September 30, 2011 (unaudited)

Per Share Operating Performance	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF
Net asset value, at June 30, 2011	$45.4655	$61.7574

Net investment income (loss)	(0.1298)	(0.1479)
Net realized and unrealized gain (loss)	70.2529	27.9623
Change in net asset value from operations	70.1231	27.8144
Net asset value, at September 30, 2011	$115.5886	$89.5718

Market value per share, at June 30, 2011†	$45.68	$61.78
Market value per share, at September 30, 2011†	$114.52	$89.46

Total Return, at net asset value^	154.2%	45.0%
Total Return, at market value^	150.7%	44.8%

Ratios to Average Net Assets**

Expense ratio	(0.85)%	(0.85)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%
Net investment income (loss)	(0.83)%	(0.83)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2011.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended September 30, 2010:

Ultra ProShares

For the Three Months Ended September 30, 2010 (unaudited)

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil*	Ultra Gold	Ultra Silver^^	Ultra Euro	Ultra Yen
Net asset value, at June 30, 2010	$22.3721	$38.5208	$55.8196	$31.7676	$21.7716	$28.6112

Net investment income (loss)	(0.0469)	(0.0782)	(0.1052)	(0.0613)	(0.0476)	(0.0605)
Net realized and unrealized gain (loss)	5.2502	2.1350	5.0930	11.0534	5.1794	3.3059
Change in net asset value from operations	5.2033	2.0568	4.9878	10.9921	5.1318	3.2454
Net asset value, at September 30, 2010	$27.5754	$40.5776	$60.8074	$42.7597	$26.9034	$31.8566

Market value per share, at June 30, 2010†	$22.16	$38.12	$55.83	$31.33	$21.76	$28.65
Market value per share, at September 30, 2010†	$27.73	$40.36	$61.02	$41.63	$26.93	$31.93

Total Return, at net asset value^	23.3%	5.3%	8.9%	34.6%	23.6%	11.3%
Total Return, at market value^	25.1%	5.9%	9.3%	32.9%	23.8%	11.4%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.98)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.76)%	(0.82)%	(0.78)%	(0.77)%	(0.78)%	(0.79)%

*	See Note 1 of these Notes to Financial Statements.
^^	See Note 10 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2010.
**	Percentages are annualized.

UltraShort ProShares

For the Three Months Ended September 30, 2010 (unaudited)

Per Share Operating Performance	UltraShort DJ- UBS Commodity*	UltraShort DJ- UBS Crude Oil*	UltraShort Gold*	UltraShort Silver*	UltraShort Euro	UltraShort Yen^^
Net asset value, at June 30, 2010	$84.5350	$75.4792	$37.9468	$128.0603	$24.9905	$56.6231

Net investment income (loss)	(0 .1527)	(0 .1579)	(0 .0764)	(0 .2366)	(0 .0420)	(0 .1022)
Net realized and unrealized gain (loss)#	(17.6499)	(8 .6238)	(4 .0922)	(40 .1754)	(5 .1185)	(6 .5100)
Change in net asset value from operations	(17.8026)	(8 .7817)	(4 .1686)	(40 .4120)	(5 .1605)	(6 .6122)
Net asset value, at September 30, 2010	$66 .7324	$66.6975	$33.7782	$87 .6483	$19.8300	$50.0109

Market value per share, at June 30, 2010†	$85 .05	$76 .20	$37 .95	$129 .84	$25 .01	$56 .52
Market value per share, at September 30, 2010†	$68 .00	$66 .90	$33 .69	$90 .02	$19 .82	$50 .03

Total Return, at net asset value^	(21 .1)%	(11 .6)%	(11 .0)%	(31 .6)%	(20 .6)%	(11 .7)%
Total Return, at market value^	(20 .0)%	(12 .2)%	(11 .2)%	(30 .7)%	(20 .8)%	(11 .5)%

Ratios to Average Net Assets**

Expense ratio	(0 .95)%	(1 .02)%	(0 .95)%	(0 .96)%	(0 .95)%	(0 .95)%
Expense ratio, excluding brokerage commissions	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%
Net investment income (loss)	(0 .79)%	(0 .87)%	(0 .78)%	(0 .77)%	(0 .75)%	(0 .76)%

*	See Note 1 of these Notes to Financial Statements.
^^	See Note 10 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2010.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the nine months ended September 30, 2011:

Ultra ProShares

For the Nine Months Ended September 30, 2011 (unaudited)

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil*	Ultra Gold	Ultra Silver^^	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2010	$36.3723	$50.0017	$69.2163	$78.1431	$25.7644	$33.4918

Net investment income (loss)	(0 .2362)	(0 .2929)	(0 .5475)	(0 .6596)	(0 .1879)	(0 .2285)
Net realized and unrealized gain (loss)	(10.1126)	(22.4033)	18 .3100	(22.7593)	0 .1421	3 .3041
Change in net asset value from operations	(10.3488)	(22.6962)	17 .7625	(23.4189)	(0 .0458)	3 .0756
Net asset value, at September 30, 2011	$26 .0235	$27 .3055	$86.9788	$54 .7242	$25.7186	$36.5674

Market value per share, at December 31, 2010†	$36 .27	$49 .98	$70 .72	$79 .30	$25 .86	$33 .29
Market value per share, at September 30, 2011†	$25 .67	$27 .09	$87 .34	$51 .84	$25 .75	$36 .60

Total Return, at net asset value^	(28 .5)%	(45 .4)%	25 .7%	(30 .0)%	(0 .2)%	9 .2%
Total Return, at market value^	(29 .2)%	(45 .8)%	23 .5%	(34 .6)%	(0 .4)%	9 .9%

Ratios to Average Net Assets**

Expense ratio	(0 .95)%	(0 .98)%	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%
Expense ratio, excluding brokerage commissions	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%
Net investment income (loss)	(0 .88)%	(0 .92)%	(0 .89)%	(0 .89)%	(0 .88)%	(0 .89)%

*	See Note 1 of these Notes to Financial Statements.
^^	See Note 10 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2011.
**	Percentages are annualized.

UltraShort ProShares

For the Nine Months Ended September 30, 2011 (unaudited)

Per Share Operating Performance	UltraShort DJ-UBS Commodity*	UltraShort DJ-UBS Crude Oil*	UltraShort Gold	UltraShort Silver*	UltraShort Euro	UltraShort Yen^^
Net asset value, at December 31, 2010	$47.9976	$50.8516	$28.3706	$39.8927	$20.2928	$47.0232

Net investment income (loss)	(0 .3164)	(0 .3197)	(0 .1460)	(0 .1133)	(0 .1185)	(0 .2982)
Net realized and unrealized gain (loss)#	11 .2628	14 .0765	(8 .9560)	(23.4648)	(0 .8957)	(5 .3888)
Change in net asset value from operations	10 .9464	13 .7568	(9 .1020)	(23.5781)	(1 .0142)	(5 .6870)
Net asset value, at September 30, 2011	$58.9440	$64.6084	$19.2686	$16 .3146	$19.2786	$41.3362

Market value per share, at December 31, 2010†	$48 .30	$50 .85	$27 .80	$39 .28	$20 .31	$47 .01
Market value per share, at September 30, 2011†	$59 .30	$65 .25	$19 .17	$17 .11	$19 .28	$41 .34

Total Return, at net asset value^	22 .8%	27 .1%	(32 .1)%	(59 .1)%	(5 .0)%	(12 .1)%
Total Return, at market value^	22 .8%	28 .3%	(31 .0)%	(56 .4)%	(5 .1)%	(12 .1)%

Ratios to Average Net Assets**

Expense ratio	(0 .95)%	(0 .99)%	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%
Expense ratio, excluding brokerage commissions	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%	(0 .95)%
Net investment income (loss)	(0 .92)%	(0 .92)%	(0 .89)%	(0 .90)%	(0 .89)%	(0 .88)%

*	See Note 1 of these Notes to Financial Statements.
^^	See Note 10 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2011.
**	Percentages are annualized.

VIX ProShares

For the Nine Months Ended September 30, 2011 (unaudited)

Per Share Operating Performance	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF
Net asset value, at December 31, 2010	$80.0000	$80.0000

Net investment income (loss)	(0.3405)	(0.4058)
Net realized and unrealized gain (loss)	35.9291	9.9776
Change in net asset value from operations	35.5886	9.5718
Net asset value, at September 30, 2011	$115.5886	$89.5718

Market value per share, at December 31, 2010†	$80.00	$80.00
Market value per share, at September 30, 2011†	$114.52	$89.46

Total Return, at net asset value^	44.5%	12.0%
Total Return, at market value^	43.2%	11.8%

Ratios to Average Net Assets**

Expense ratio	(0.85)%	(0.85)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%
Net investment income (loss)	(0.80)%	(0.80)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2011.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the nine months ended September 30, 2010:

Ultra ProShares

For the Nine Months Ended September 30, 2010 (unaudited)

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil*	Ultra Gold	Ultra Silver^^	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2009	$28.2051	$50.4982	$44.0778	$28.5129	$30.1257	$26.1393

Net investment income (loss)	(0.1431)	(0.2642)	(0.3063)	(0.1792)	(0.1497)	(0.1712)
Net realized and unrealized gain (loss)#	(0.4866)	(9.6564)	17.0359	14.4260	(3.0726)	5.8885
Change in net asset value from operations	(0.6297)	(9.9206)	16.7296	14.2468	(3.2223)	5.7173
Net asset value, at September 30, 2010	$27.5754	$40.5776	$60.8074	$42.7597	$26.9034	$31.8566

Market value per share, at December 31, 2009†	$28.43	$50.72	$44.68	$28.08	$30.17	$26.58
Market value per share, at September 30, 2010†	$27.73	$40.36	$61.02	$41.63	$26.93	$31.93

Total Return, at net asset value^	(2.2)%	(19.6)%	38.0%	50.0%	(10.7)%	21.9%
Total Return, at market value^	(2.5)%	(20.4)%	36.6%	48.3%	(10.7)%	20.1%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.77)%	(0.86)%	(0.81)%	(0.80)%	(0.82)%	(0.81)%

*	See Note 1 of these Notes to Financial Statements.
^^	See Note 10 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2010.
**	Percentages are annualized.

UltraShort ProShares

For the Nine Months Ended September 30, 2010 (unaudited)

Per Share Operating Performance	UltraShort DJ- UBS Commodity*	UltraShort DJ- UBS Crude Oil*	UltraShort Gold*	UltraShort Silver*	UltraShort Euro	UltraShort Yen^^
Net asset value, at December 31, 2009	$73.1052	$68.4432	$52.4052	$188.3683	$18.6755	$64.2739

Net investment income (loss)	(0.4897)	(0.4442)	(0.2610)	(0.8904)	(0.1305)	(0.3436)
Net realized and unrealized gain (loss)#	(5.8831)	(1.3015)	(18.3660)	(99.8296)	1.2850	(13.9194)
Change in net asset value from operations	(6.3728)	(1.7457)	(18.6270)	(100.7200)	1.1545	(14.2630)
Net asset value, at September 30, 2010	$66.7324	$66.6975	$33.7782	$87.6483	$19.8300	$50.0109

Market value per share, at December 31, 2009†	$73.23	$68.25	$51.75	$191.60	$18.70	$63.90
Market value per share, at September 30, 2010†	$68.00	$66.90	$33.69	$90.02	$19.82	$50.03

Total Return, at net asset value^	(8.7)%	(2.6)%	(35.5)%	(53.5)%	6.2%	(22.2)%
Total Return, at market value^	(7.2)%	(2.0)%	(34.9)%	(53.0)%	6.0%	(21.7)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.02)%	(0.95)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.83)%	(0.88)%	(0.82)%	(0.81)%	(0.78)%	(0.79)%

*	See Note 1 of these Notes to Financial Statements.
^^	See Note 10 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2010.
**	Percentages are annualized.

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

“Contango” and “Backwardation” Risk

In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in August 2011 may specify an October 2011 expiration. For an Ultra Fund and a VIX Fund, as that contract nears expiration, it may be replaced by selling the October 2011 contract and purchasing the contract expiring in December 2011. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the October 2011 contract would take place at a price that is higher than the price at which the December 2011 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund or a VIX Fund that invests in such futures and positively affect an UltraShort Fund or Short Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds and UltraShort Funds and positively affect the Ultra Funds and existing VIX Funds.

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

NOTE 9 – LEGAL PROCEEDINGS

The Trust and certain principals of the Sponsor are defendants (along with several other parties) in a consolidated class action lawsuit styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935, filed in the United States District Court for the Southern District of New York. The complaint, as amended, alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by including untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs, allegedly failing to adequately disclose the Funds’ investment objectives and risks. The six Funds of the Trust named in the complaint are ProShares Ultra Silver, ProShares UltraShort Gold, ProShares Ultra Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort Silver. The Trust believes the complaint is without merit and that the anticipated outcome will not adversely impact the operation of the Trust or any of its Funds. Accordingly, no loss contingency has been recorded in the balance sheet and the amount of loss, if any, cannot be reasonably estimated at this time.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Trust’s and the Funds’ financial statements through the date the financial statements were issued. The subsequent events were as follows:

On October 3, 2011, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF commenced investment operations. On October 4, 2011, ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas commenced investment operations.

On September 27, 2011, the Trust announced a 1-for-3 reverse split of the shares of beneficial interest of ProShares UltraShort Yen (NYSE Arca symbol “YCS”). The reverse split was effective prior to the opening of trading on NYSE Arca on October 13, 2011.

The reverse split was effective for shareholders of record after the close of the markets on October 12, 2011. The Fund traded at its post-split price on October 13, 2011. The ticker symbol for the Fund did not change, and it will continue to trade on NYSE Arca.

The reverse split was applied retroactively for all periods presented, reducing the number of shares outstanding for the ProShares UltraShort Yen Fund, and resulted in a proportionate increase in the price per share and per share information of the ProShares UltraShort Yen Fund. Therefore, the reverse split did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

On September 27, 2011, the Trust announced a 2-for-1 split of the shares of beneficial interest of ProShares Ultra Silver (NYSE Arca symbol “AGQ”). The split was effective prior to the opening of trading on NYSE Arca on October 13, 2011.

The split was effective for shareholders of record after the close of the markets on October 10, 2011, payable after the close of the markets on October 12, 2011. The Fund traded at its post-split price on October 13, 2011. The ticker symbol for the Fund did not change, and it will continue to trade on NYSE Arca.

The split was applied retroactively for all periods presented, increasing the number of shares outstanding for ProShares Ultra Silver, and resulted in a proportionate decrease in the price per share and per share information of ProShares Ultra Silver. Therefore, the split did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series (each, a “Fund” and collectively, the “Funds”). The following fourteen series of the Trust, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”), ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “VIX Fund” and collectively, the “VIX Funds”) issue common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged or VIX Fund. The Shares of each Leveraged and VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Trust has also registered shares for ten additional series: ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (each, a “Short Fund” and collectively, the “Short Funds”), ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas (each, a “New Natural Gas Fund” and collectively, the “New Natural Gas Funds”), ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (each, a “New VIX Fund” and collectively, the “New VIX Funds”). The Short Funds, the New Natural Gas Funds and the New VIX Funds are collectively referred to herein as the “New Funds”. As of September 30, 2011, each of the Short Funds had seed capital of $200, but neither of the Short Funds had commenced investment operations, and each of the New Natural Gas Funds and the New VIX Funds had seed capital of $400, but none of the New Natural Gas Funds or the New VIX Funds had commenced investment operations; therefore, the Financial Statements in this Quarterly Report on Form 10-Q do not include Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity or Statements of Cash Flows for the New Funds. The New Funds, together with the Leveraged Funds, are referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Trust had no operations prior to November 24, 2008 other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of fourteen Shares of each Leveraged Fund at an aggregate purchase price of $350 in each of the Funds.

Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver and ProShares UltraShort Silver, commenced trading on the NYSE Arca on December 3, 2008. The VIX Funds commenced trading on the NYSE Arca on January 3, 2011. As of September 30, 2011, the New Funds had not yet commenced trading.

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

Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to twice (2x) the daily performance of its corresponding benchmark, as measured from the calculation of one NAV to the next. Each “Short” Fund will seek daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to twice the inverse (-2x) of the daily performance of its corresponding benchmark. Each of the Geared Funds generally invests or will invest in Financial Instruments (i.e., commodity-based, currency-based or equity market volatility-based instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts) as a substitute for investing directly in commodities, currencies or equity market volatility products in order to gain exposure to the commodity index, currency benchmark, commodity, currency or to an equity market volatility index. The Financial Instruments in which ProShares Short DJ-UBS Natural Gas will invest are limited to futures contracts. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results for the Funds. Each “VIX Fund” seeks daily investment results (before fees and expenses) that match the performance of a benchmark. Each VIX Fund obtains exposure to its benchmark by investing in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”).

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and nine months ended September 30, 2011 and September 30, 2010, each of the Leveraged and VIX Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2011	Interest Income Three Months Ended September 30, 2010	Interest Income Nine Months Ended September 30, 2011	Interest Income Nine Months Ended September 30, 2010
ProShares Ultra DJ-UBS Commodity	$993	$5,629	$10,264	$16,947
ProShares UltraShort DJ-UBS Commodity	731	949	3,522	3,267
ProShares Ultra DJ-UBS Crude Oil	16,734	174,914	154,462	348,968
ProShares UltraShort DJ-UBS Crude Oil	5,491	21,433	67,925	76,927
ProShares Ultra Gold	20,274	85,654	138,778	187,823
ProShares UltraShort Gold	6,156	33,103	50,183	72,856
ProShares Ultra Silver	54,294	78,646	413,210	195,896
ProShares UltraShort Silver	36,609	28,202	141,157	67,469
ProShares Ultra Euro	511	6,398	4,353	12,220
ProShares UltraShort Euro	36,861	182,133	255,628	415,352
ProShares Ultra Yen	216	2,242	1,711	4,788
ProShares UltraShort Yen	23,905	74,322	176,008	160,451
ProShares VIX Short-Term Futures ETF	1,884	—	11,821	—
ProShares VIX Mid-Term Futures ETF	569	—	3,584	—

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

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

NAV of ProShares Ultra DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
NAV beginning of period	$16,695,263	$12,304,949
NAV end of period	$11,710,948	$9,651,779
Percentage change in NAV	(29.9%)	(21.6%)
Shares outstanding beginning of period	500,014	550,014
Shares outstanding end of period	450,014	350,014
Percentage change in shares outstanding	(10.0%)	(36.4%)
Shares created	—	—
Shares redeemed	50,000	200,000
Per share NAV beginning of period	$33.39	$22.37
Per share NAV end of period	$26.02	$27.58
Percentage change in per share NAV	(22.1%)	23.3%
Percentage change in benchmark	(11.3%)	11.6%
Benchmark annualized volatility	20.2%	12.5%

During the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted in part from a decrease from 500,014 outstanding Shares at June 30, 2011 to 450,014 outstanding Shares at September 30, 2011. The decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the three months ended September 30, 2010 the decrease in the Fund’s NAV resulted from a decrease from 550,014 outstanding Shares at June 30, 2010 to 350,014 outstanding Shares at September 30, 2010. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index.

For the three months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 22.1% for the period ended September 30, 2011 as compared to the increase of 23.3% for the period ended September 30, 2010, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2011.

During the three months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on July 26, 2011 at $36.90 per Share and reached its low for the period on September 30, 2011 at $26.02 per Share. By comparison, during the three months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on September 30, 2010 at $27.58 per Share and reached its low for the period on July 6, 2010 at $21.73 per Share.

The benchmark’s decline of 11.3% for the three months ended September 30, 2011, as compared to the benchmark’s rise of 11.6% for the three months ended September 30, 2010, can be attributed to a depreciation of the underlying components of the index, primarily Crude Oil, during the three months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net investment income (loss)	$(36,061)	$(22,115)
Management fee	37,054	27,744
Net realized gain (loss)	(1,050,593)	2,113,613
Change in net unrealized appreciation/depreciation	(2,077,012)	176,964
Net income (loss)	$(3,163,666)	$2,268,462

The Fund’s net income decreased for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the performance of the Fund’s benchmark index during the three months ended September 30, 2011.

NAV of ProShares UltraShort DJ-UBS Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
NAV beginning of period	$29,495,769	$3,381,653
NAV end of period	$12,378,058	$1,334,848
Percentage change in NAV	(58.0%)	(60.5%)
Shares outstanding beginning of period	609,997	40,003
Shares outstanding end of period	209,997	20,003
Percentage change in shares outstanding	(65.6%)	(50.0%)
Shares created	—	—
Shares redeemed	400,000	20,000
Per share NAV beginning of period	$48.35	$84.54
Per share NAV end of period	$58.94	$66.73
Percentage change in per share NAV	21.9%	(21.1%)
Percentage change in benchmark	(11.3%)	11.6%
Benchmark annualized volatility	20.2%	12.5%

During the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted from a decrease from 609,997 outstanding Shares at June 30, 2011 to 209,997 outstanding Shares at September 30, 2011. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the three months ended September 30, 2010, the decrease in the Fund’s NAV resulted primarily from a decrease from 40,003 outstanding Shares at June 30, 2010 to 20,003 outstanding Shares at September 30, 2010. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index.

For the three months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 21.9% for the three months ended September 30, 2011, as compared to the decrease of 21.1% for the three months ended September 30, 2010, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2011.

During the three months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on September 30, 2011 at $58.94 per Share and reached its low for the period on July 26, 2011 at $43.39 per Share. By comparison, during the three months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on July 2, 2010 at $86.91 per Share and reached its low for the period on September 30, 2010 at $66.73 per Share.

The benchmark’s decline of 11.3% for the three months ended September 30, 2011, as compared to the benchmark’s rise of 11.6% for the three months ended September 30, 2010, can be attributed to a depreciation of the underlying components of the index, primarily Crude Oil, during the three months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2011 and 2010:

	000.000.000	000.000.000
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net investment income (loss)	$(31,685)	$(4,531)
Management fee	32,416	5,480
Net realized gain (loss)	2,148,712	(806,062)
Change in net unrealized appreciation/depreciation	(1,248,416)	335,668
Net income (loss)	$868,611	$(474,925)

The Fund’s net income increased for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the performance of the Fund’s benchmark index during the three months ended September 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares UltraShort DJ-UBS Commodity Fund.

NAV of ProShares Ultra DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2011 and 2010:

	000.000.000	000.000.000
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
NAV beginning of period	$426,397,237	$501,252,171
NAV end of period	$380,889,526	$387,516,335
Percentage change in NAV	(10.7%)	(22.7%)
Shares outstanding beginning of period	9,999,170	13,012,504
Shares outstanding end of period	13,949,170	9,550,004
Percentage change in shares outstanding	39.5%	(26.6%)
Shares created	10,900,000	7,925,000
Shares redeemed	6,950,000	11,387,500
Per share NAV beginning of period	$42.64	$38.52
Per share NAV end of period	$27.31	$40.58
Percentage change in per share NAV	(36.0%)	5.3%
Percentage change in benchmark	(18.3%)	3.6%
Benchmark annualized volatility	38.5%	25.5%

During the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. The decrease in the Fund’s NAV was offset by an increase from 9,999,170 outstanding Shares at June 30, 2011 to 13,949,170 outstanding Shares at September 30, 2011. By comparison, during the three months ended September 30,

2010, the decrease in the Fund’s NAV resulted from a decrease from 13,012,504 outstanding Shares at June 30, 2010 to 9,550,004 outstanding Shares at September 30, 2010. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index.

For the three months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 36.0% for the three months ended September 30, 2011, as compared to the increase of 5.3% for the three months ended September 30, 2010, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2011.

During the three months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on July 22, 2011 at $45.99 per Share and reached its low for the period on September 30, 2011 at $27.31 per Share. By comparison, during the three months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on August 3, 2010 at $44.89 per Share and reached its low for the period on August 24, 2010 at $33.45 per Share.

The benchmark’s decline of 18.3% for the three months ended September 30, 2011, as compared to the benchmark’s rise of 3.6% for the three months ended September 30, 2010, can be attributed to a decrease in the price of WTI Crude Oil during the three months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net investment income (loss)	$(964,691)	$(892,150)
Management fee	960,393	1,034,809
Brokerage commission	21,032	32,255
Net realized gain (loss)	(87,767,836)	38,011,421
Change in net unrealized appreciation/depreciation	(45,561,944)	22,157,832
Net income (loss)	$(134,294,471)	$59,277,103

The Fund’s net income decreased for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the performance of the Fund’s benchmark index during the three months ended September 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares Ultra DJ-UBS Crude Oil Fund.

NAV of ProShares UltraShort DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
NAV beginning of period	$160,288,442	$51,326,108
NAV end of period	$72,357,831	$40,018,686
Percentage change in NAV	(54.9%)	(22.0%)
Shares outstanding beginning of period	3,319,944	680,003
Shares outstanding end of period	1,119,944	600,003
Percentage change in shares outstanding	(66.3%)	(11.8%)
Shares created	950,000	1,300,000
Shares redeemed	3,150,000	1,380,000
Per share NAV beginning of period	$48.28	$75.48
Per share NAV end of period	$64.61	$66.70
Percentage change in per share NAV	33.8%	(11.6%)
Percentage change in benchmark	(18.3%)	3.6%
Benchmark annualized volatility	38.5%	25.5%

During the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted from a decrease from 3,319,944 outstanding Shares at June 30, 2011 to 1,119,944 outstanding Shares at September 30, 2011. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. By comparison, during the three months ended September 30, 2010, the decrease in the Fund’s NAV resulted primarily from a decrease from 680,003 outstanding Shares at June 30, 2010 to 600,003 outstanding Shares at September 30, 2010. The decrease in the Fund’s NAV also resulted in part by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index.

For the three months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 33.8% for the three months ended September 30, 2011, as compared to the decrease of 11.6% for the three months ended September 30, 2010, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2011.

During the three months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on August 9, 2011 at $67.93 per Share and reached its low for the period on July 22, 2011 at $44.06 per Share. By comparison, during the three months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on August 24, 2010 at $83.07 per Share and reached its low for the period on August 3, 2010 at $62.77 per Share.

The benchmark’s decline of 18.3% for the three months ended September 30, 2011, as compared to the benchmark’s rise of 3.6% for the three months ended September 30, 2010, can be attributed to a decrease in the price of WTI Crude Oil during the three months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net investment income (loss)	$(239,496)	$(121,343)
Management fee	236,646	132,890
Brokerage commission	8,341	9,886
Net realized gain (loss)	40,873,422	7,955,198
Change in net unrealized appreciation/depreciation	2,326,282	(3,546,545)
Net income (loss)	$42,960,208	$4,287,310

The Fund’s net income increased for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the performance of the Fund’s benchmark index during the three months ended September 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares UltraShort DJ-UBS Crude Oil Fund.

NAV of ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
NAV beginning of period	$282,765,412	$209,324,263
NAV end of period	$374,010,221	$203,705,598
Percentage change in NAV	32.3%	(2.7%)
Shares outstanding beginning of period	3,650,014	3,750,014
Shares outstanding end of period	4,300,014	3,350,014
Percentage change in shares outstanding	17.8%	(10.7%)
Shares created	900,000	250,000
Shares redeemed	250,000	650,000
Per share NAV beginning of period	$77.47	$55.82
Per share NAV end of period	$86.98	$60.81
Percentage change in per share NAV	12.3%	8.9%
Percentage change in benchmark	7.6%	5.1%
Benchmark annualized volatility	30.0%	13.1%

During the three months ended September 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 3,650,014 outstanding Shares at June 30, 2011 to 4,300,014 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the three months ended September 30, 2010, the decrease in the Fund’s NAV resulted from a decrease from 3,750,014 outstanding Shares at June 30, 2010 to 3,350,014 outstanding Shares at September 30, 2010. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the three months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 12.3% for the three months ended September 30, 2011, as compared to the increase of 8.9% for the three months ended September 30, 2010, was primarily due to a relatively higher appreciation in the value of the assets of the Fund during the three months ended September 30, 2011.

During the three months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on September 6, 2011 at $120.56 per Share and reached its low for the period on July 1, 2011 at $75.15 per Share. By comparison, during the three months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on September 29, 2010 at $60.85 per Share and reached its low for the period on July 28, 2010 at $48.05 per Share.

The benchmark’s rise of 7.6% for the three months ended September 30, 2011, as compared to the benchmark’s rise of 5.1% for the three months ended September 30, 2010, can be attributed to a relatively higher increase in the price of spot gold in U.S. Dollar terms during the three months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net investment income (loss)	$(939,268)	$(381,515)
Management fee	958,522	466,267
Brokerage commission	1,020	902
Net realized gain (loss)	4,796,540	7,178,453
Change in net unrealized appreciation/depreciation	23,303,771	9,263,007
Net income (loss)	$27,161,043	$16,059,945

The Fund’s net income increased for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the relative performance of the Fund’s benchmark during the three months ended September 30, 2011.

NAV of ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
NAV beginning of period	$95,525,554	$71,715,632
NAV end of period	$178,039,495	$75,659,755
Percentage change in NAV	86.4%	5.5%
Shares outstanding beginning of period	3,989,901	1,889,901
Shares outstanding end of period	9,239,901	2,239,901
Percentage change in shares outstanding	131.6%	18.5%
Shares created	6,900,000	450,000
Shares redeemed	1,650,000	100,000
Per share NAV beginning of period	$23.94	$37.95
Per share NAV end of period	$19.27	$33.78
Percentage change in per share NAV	(19.5%)	(11.0%)
Percentage change in benchmark	7.6%	5.1%
Benchmark annualized volatility	30.0%	13.1%

During the three months ended September 30, 2011, the increase in the Fund’s NAV resulted from an increase from 3,989,901 outstanding Shares at June 30, 2011 to 9,239,901 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the three months ended September 30, 2010, the increase in the Fund’s NAV resulted from an increase from 1,889,901 outstanding Shares at June 30, 2010 to 2,239,901 outstanding Shares at September 30, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the three months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 19.5% for the three months ended September 30, 2011, as compared to the decrease of 11.0% for the three months ended September 30, 2010, was primarily due to a relatively higher depreciation in the value of the assets of the Fund during the three months ended September 30, 2011.

During the three months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on July 1, 2011 at $24.65 per Share and reached its low for the period on September 6, 2011 at $14.52 per Share. By comparison, during the three months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on July 28, 2010 at $43.57 per Share and reached its low for the period on September 29, 2010 at $33.76 per Share.

The benchmark’s rise of 7.6% for the three months ended September 30, 2011, as compared to the benchmark’s rise of 5.1% for the three months ended September 30, 2010, can be attributed to a relatively higher increase in the price of spot gold in U.S. Dollar terms during the three months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net investment income (loss)	$(293,684)	$(150,860)
Management fee	299,227	183,450
Brokerage commission	613	513
Net realized gain (loss)	7,282,203	(5,235,802)
Change in net unrealized appreciation/depreciation	(12,240,024)	(3,101,016)
Net income (loss)	$(5,251,505)	$(8,487,678)

The Fund’s net income increased for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the relative performance of the Fund’s benchmark and the timing of capital share transactions during the three months ended September 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares UltraShort Gold Fund.

NAV of ProShares Ultra Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
NAV beginning of period	$881,928,826	$181,076,130
NAV end of period	$705,943,332	$200,971,964
Percentage change in NAV	(20.0%)	11.0%
Shares outstanding beginning of period	10,500,028	5,700,028
Shares outstanding end of period	12,900,028	4,700,028
Percentage change in shares outstanding	22.9%	(17.5%)
Shares created	4,800,000	100,000
Shares redeemed	2,400,000	1,100,000
Per share NAV beginning of period	$83.99	$31.77
Per share NAV end of period	$54.72	$42.76
Percentage change in per share NAV	(34.8%)	34.6%
Percentage change in benchmark	(13.1%)	17.8%
Benchmark annualized volatility	73.0%	23.6%

During the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 10,500,028 outstanding Shares at June 30, 2011 to 12,900,028 outstanding Shares at September 30, 2011. By comparison, during the three months ended September 30, 2010, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 5,700,028 outstanding Shares at June 30, 2010 to 4,700,028 outstanding Shares at September 30, 2010.

For the three months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 34.8% for the three months ended September 30, 2011, as compared to the increase of 34.6% for the three months ended September 30, 2010, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2011.

During the three months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on August 22, 2011 at $124.74 per Share and reached its low for the period on September 26, 2011 at $48.48 per Share. By comparison, during the three months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on September 30, 2010 at $42.76 per Share and reached its low for the period on July 20, 2010 at $27.68 per Share.

The benchmark’s decline of 13.1% for the three months ended September 30, 2011, as compared to the benchmark’s rise of 17.8% for the three months ended September 30, 2010, can be attributed to a decrease in the price of spot silver in U.S. Dollar terms during the three months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net investment income (loss)	$(2,371,209)	$(322,145)
Management fee	2,423,377	399,644
Brokerage commission	2,126	1,147
Net realized gain (loss)	(350,312,420)	35,416,828
Change in net unrealized appreciation/depreciation	84,424,890	17,444,906
Net income (loss)	$(268,258,739)	$52,539,589

The Fund’s net income decreased for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the performance of the Fund’s benchmark during the three months ended September 30, 2011.

*	See Note 10 of the Notes to Financial Statements in Item 1 of Part I regarding the share split for the ProShares Ultra Silver Fund.

NAV of ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
NAV beginning of period	$657,213,364	$60,185,658
NAV end of period	$533,394,247	$60,913,712
Percentage change in NAV	(18.8%)	1.2%
Shares outstanding beginning of period	35,194,369	469,979
Shares outstanding end of period	32,694,369	694,979
Percentage change in shares outstanding	(7.1%)	47.9%
Shares created	17,200,000	312,500
Shares redeemed	19,700,000	87,500
Per share NAV beginning of period	$18.67	$128.06
Per share NAV end of period	$16.31	$87.65
Percentage change in per share NAV	(12.6%)	(31.6%)
Percentage change in benchmark	(13.1%)	17.8%
Benchmark annualized volatility	73.0%	23.6%

During the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted primarily from a decrease from 35,194,369 outstanding Shares at June 30, 2011 to 32,694,369 outstanding Shares at September 30, 2011. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the three months ended September 30, 2010, the increase in the Fund’s NAV resulted primarily from an increase from 469,979 outstanding Shares at June 30, 2010 to 694,979 outstanding Shares at September 30, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the three months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 12.6% for the three months ended September 30, 2011, as compared to the decrease of 31.6% for the three months ended September 30, 2010 was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the three months ended September 30, 2011.

During the three months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on September 26, 2011 at $22.09 per Share and reached its low for the period on August 22, 2011 at $10.93 per Share. By comparison, during the three months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on July 20, 2010 at $144.32 per Share and reached its low for the period on September 30, 2010 at $87.65 per Share.

The benchmark’s decline of 13.1% for the three months ended September 30, 2011, as compared to the benchmark’s rise of 17.8% for the three months ended September 30, 2010, can be attributed to a decrease in the price of spot silver in U.S. Dollar terms during the three months ended September 30, 2011.

Net Income/ Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net investment income (loss)	$(1,293,605)	$(118,907)
Management fee	1,328,783	146,320
Brokerage commission	1,431	789
Net realized gain (loss)	184,560,838	(17,827,197)
Change in net unrealized appreciation/depreciation	(217,251,319)	(5,514,318)
Net income (loss)	$(33,984,086)	$(23,460,422)

The Fund’s net income decreased for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the performance of the Fund’s benchmark and the timing of capital share transactions during the three months ended September 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share splits for the ProShares UltraShort Silver Fund.

NAV of ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
NAV beginning of period	$9,061,264	$16,329,042
NAV end of period	$7,715,933	$12,106,899
Percentage change in NAV	(14.8%)	(25.9%)
Shares outstanding beginning of period	300,014	750,014
Shares outstanding end of period	300,014	450,014
Percentage change in shares outstanding	0.0%	(40.0%)
Shares created	—	—
Shares redeemed	—	300,000
Per share NAV beginning of period	$30.20	$21.77
Per share NAV end of period	$25.72	$26.90
Percentage change in per share NAV	(14.8%)	23.6%
Percentage change in benchmark	(7.6%)	11.5%
Benchmark annualized volatility	11.7%	11.7%

During the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2011 to September 30, 2011. By comparison, during the three months ended September 30, 2010, the decrease in the Fund’s NAV resulted from a decrease from 750,014 outstanding Shares at June 30, 2010 to 450,014 outstanding Shares at September 30, 2010. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the three months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 14.8% for the three months ended September 30, 2011, as compared to the increase of 23.6% for the three months ended September 30, 2010 was primarily due to depreciation in the value of the assets of the Fund during the three months ended September 30, 2011.

During the three months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on July 1, 2011 at $30.31 per Share and reached its low for the period on September 30, 2011 at $25.72 per Share. By comparison, during the three months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on September 30, 2010 at $26.90 per Share and reached its low for the period on July 1, 2010 at $22.80 per Share.

The benchmark’s decline of 7.6% for the three months ended September 30, 2011, as compared to the benchmark’s rise of 11.5% for the three months ended September 30, 2010, can be attributed to a decrease in the value of the Euro versus the U.S. Dollar during the three months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net investment income (loss)	$(20,157)	$(30,018)
Management fee	20,668	36,416
Net realized gain (loss)	(3,200)	1,189,513
Change in net unrealized appreciation/depreciation	(1,321,974)	1,996,030
Net income (loss)	$(1,345,331)	$3,155,525

The Fund’s net income decreased for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the performance of the Fund’s benchmark during the three months ended September 30, 2011.

NAV of ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
NAV beginning of period	$632,327,167	$462,324,726
NAV end of period	$936,941,013	$277,619,839
Percentage change in NAV	48.2%	(40.0%)
Shares outstanding beginning of period	37,750,014	18,500,014
Shares outstanding end of period	48,600,014	14,000,014
Percentage change in shares outstanding	28.7%	(24.3%)
Shares created	17,550,000	1,300,000
Shares redeemed	6,700,000	5,800,000
Per share NAV beginning of period	$16.75	$24.99
Per share NAV end of period	$19.28	$19.83
Percentage change in per share NAV	15.1%	(20.6%)
Percentage change in benchmark	(7.6%)	11.5%
Benchmark annualized volatility	11.7%	11.7%

During the three months ended September 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 37,750,014 outstanding Shares at June 30, 2011 to 48,600,014 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the three months ended September 30, 2010, the decrease in the Fund’s NAV resulted primarily from a decrease from 18,500,014 outstanding Shares at June 30, 2010 to 14,000,014 outstanding Shares at September 30, 2010. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the three months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 15.1% for the three months ended September 30, 2011, as compared to the decrease of 20.6% for the three months ended September 30, 2010 was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended September 30, 2011.

During the three months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on September 30, 2011 at $19.28 per Share and reached its low for the period on August 29, 2011 at $16.54 per Share. By comparison, during the three months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on July 1, 2010 at $23.81 per Share and reached its low for the period on September 30, 2010 at $19.83 per Share.

The benchmark’s decline of 7.6% for the three months ended September 30, 2011, as compared to the benchmark’s rise of 11.5% for the three months ended September 30, 2010, can be attributed to a decrease in the value of the Euro versus the U.S. Dollar during the three months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net investment income (loss)	$(1,691,141)	$(664,325)
Management fee	1,728,002	846,458
Net realized gain (loss)	(11,049,248)	(33,896,461)
Change in net unrealized appreciation/depreciation	122,318,756	(49,936,224)
Net income (loss)	$109,578,367	$(84,497,010)

The Fund’s net income increased for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the performance of the Fund’s benchmark during the three months ended September 30, 2011.

NAV of ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
NAV beginning of period	$3,376,952	$4,292,085
NAV end of period	$5,485,629	$6,371,767
Percentage change in NAV	62.4%	48.5%
Shares outstanding beginning of period	100,014	150,014
Shares outstanding end of period	150,014	200,014
Percentage change in shares outstanding	50.0%	33.3%
Shares created	50,000	50,000
Shares redeemed	—	—
Per share NAV beginning of period	$33.76	$28.61
Per share NAV end of period	$36.57	$31.86
Percentage change in per share NAV	8.3%	11.3%
Percentage change in benchmark	4.4%	5.9%
Benchmark annualized volatility	8.9%	10.6%

During the three months ended September 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 100,014 outstanding Shares at June 30, 2011 to 150,014 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the three months ended September 30, 2010, the increase in the Fund’s NAV resulted primarily from an increase from 150,014 outstanding Shares at June 30, 2010 to 200,014 outstanding Shares at September 30, 2010. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the three months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 8.3% for the three months ended September 30, 2011, as compared to the increase of 11.3% for the three months ended September 30, 2010 was primarily due to a relatively lower appreciation in the value of the assets held by the Fund during the three months ended September 30, 2011.

During the three months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on September 22, 2011 at $37.40 per Share and reached its low for the period on July 7, 2011 at $33.17 per Share. By comparison, during the three months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on September 14, 2010 at $32.21 per Share and reached its low for the period on July 9, 2010 at $28.43 per Share.

The benchmark’s rise of 4.4% for the three months ended September 30, 2011, as compared to the benchmark’s rise of 5.9% for the three months ended September 30, 2010, can be attributed to a relatively lower increase in the value of Japanese Yen versus the U.S. Dollar during the three months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net investment income (loss)	$(12,276)	$(11,174)
Management fee	12,492	13,416
Net realized gain (loss)	496,377	849,525
Change in net unrealized appreciation/depreciation	(71,571)	(217,358)
Net income (loss)	$412,530	$620,993

The Fund’s net income decreased for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the relative performance of the Fund’s benchmark during the three months ended September 30, 2011.

NAV of ProShares UltraShort Yen*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
NAV beginning of period	$356,417,645	$145,332,808
NAV end of period	$271,440,942	$163,369,201
Percentage change in NAV	(23.8%)	12.4%
Shares outstanding beginning of period	7,850,004	2,566,671
Shares outstanding end of period	6,566,671	3,266,671
Percentage change in shares outstanding	(16.3%)	27.3%
Shares created	—	1,233,333
Shares redeemed	1,283,333	533,333
Per share NAV beginning of period	$45.40	$56.62
Per share NAV end of period	$41.34	$50.01
Percentage change in per share NAV	(9.0%)	(11.7%)
Percentage change in benchmark	4.4%	5.9%
Benchmark annualized volatility	8.9%	10.6%

During the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,850,004 outstanding Shares at June 30, 2011 to 6,566,671 outstanding Shares at September 30, 2011. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the three months ended June 30, 2010, the increase in the Fund’s NAV resulted from an increase from 2,566,671 outstanding Shares at June 30, 2010 to 3,266,671 outstanding Shares at September 30, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the three months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 9.0% for the three months ended September 30, 2011, as compared to the decrease of 11.7% for the three months ended September 30, 2010 was primarily due to a relatively lower depreciation in the value of the assets held by the Fund during the three months ended September 30, 2011.

During the three months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on July 7, 2011 at $46.20 per Share and reached its low for the period on September 22, 2011 at $40.45 per Share. By comparison, during the three months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on July 9, 2010 at $56.89 per Share and reached its low for the period on September 14, 2010 at $49.71 per Share.

The benchmark’s rise of 4.4% for the three months ended September 30, 2011, as compared to the benchmark’s rise of 5.9% for the three months ended September 30, 2010, can be attributed to a relatively lower increase in the value of the Japanese Yen versus the U.S. Dollar during the three months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net investment income (loss)	$(701,439)	$(302,251)
Management fee	725,344	376,573
Net realized gain (loss)	(34,105,281)	(26,657,095)
Change in net unrealized appreciation/depreciation	4,590,082	8,153,876
Net income (loss)	$(30,216,638)	$(18,805,470)

The Fund’s net income decreased for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the relative performance of the Fund’s benchmark and the increase in capital shares outstanding from the three months ended September 30, 2010 to the three months ended September 30, 2011.

*	See Note 10 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares UltraShort Yen Fund.

NAV of ProShares VIX Short-Term Futures ETF

Since the Fund commenced investment operations on January 3, 2011, a comparison of the Fund’s results of operations for the three months ended September 30, 2010 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2011:

Three Months Ended September 30, 2011
NAV beginning of period	$46,602,361
NAV end of period	$28,897,739
Percentage change in NAV	(38.0%)
Shares outstanding beginning of period	1,025,005
Shares outstanding end of period	250,005
Percentage change in shares outstanding	(75.6%)
Shares created	2,250,000
Shares redeemed	3,025,000
Per share NAV beginning of period	$45.47
Per share NAV end of period	$115.59
Percentage change in per share NAV	154.2%
Percentage change in benchmark	157.3%
Benchmark annualized volatility	97.2%

During the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted from a decrease from 1,025,005 outstanding Shares at June 30, 2011 to 250,005 outstanding Shares at September 30, 2011. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark.

During the three months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on September 30, 2011 at $115.59 per Share and reached its low for the period on July 7, 2011 at $43.15 per Share.

The benchmark’s rise of 157.3% for the three months ended September 30, 2011 can be attributed to a sharp rise in the front end of the VIX futures curve over the period.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2011:

Three Months Ended September 30, 2011
Net investment income (loss)	$(74,409)
Management fee	26,672
Offering costs	49,621
Net realized gain (loss)	24,351,300
Change in net unrealized appreciation/depreciation	7,991,692
Net income (loss)	$32,268,583

NAV of ProShares VIX Mid-Term Futures ETF

Since the Fund commenced investment operations on January 3, 2011, a comparison of the Fund’s results of operations for the three months ended September 30, 2010 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2011:

Three Months Ended September 30, 2011
NAV beginning of period	$13,895,731
NAV end of period	$13,436,216
Percentage change in NAV	(3.3%)
Shares outstanding beginning of period	225,005
Shares outstanding end of period	150,005
Percentage change in shares outstanding	(33.3%)
Shares created	50,000
Shares redeemed	125,000
Per share NAV beginning of period	$61.76
Per share NAV end of period	$89.57
Percentage change in per share NAV	45.0%
Percentage change in benchmark	45.4%
Benchmark annualized volatility	48.5%

During the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted from a decrease from 225,005 outstanding Shares at June 30, 2011 to 150,005 outstanding Shares at September 30, 2011. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended September 30, 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark.

During the three months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on September 30, 2011 at $89.57 per Share and reached its low for the period on July 7, 2011 at $57.37 per Share.

The benchmark’s rise of 45.4% for the three months ended September 30, 2011 can be attributed to a sharp rise in the VIX futures curve over the period.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2011:

Three Months Ended September 30, 2011
Net investment income (loss)	$(26,403)
Offering costs	31,013
Limitation by Sponsor	(4,041)
Net realized gain (loss)	2,364,369
Change in net unrealized appreciation/depreciation	2,243,166
Net income (loss)	$4,581,132

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

NAV of ProShares Ultra DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
NAV beginning of period	$18,186,658	$19,743,932
NAV end of period	$11,710,948	$9,651,779
Percentage change in NAV	(35.6%)	(51.1%)
Shares outstanding beginning of period	500,014	700,014
Shares outstanding end of period	450,014	350,014
Percentage change in shares outstanding	(10.0%)	(50.0%)
Shares created	50,000	250,000
Shares redeemed	100,000	600,000
Per share NAV beginning of period	$36.37	$28.21
Per share NAV end of period	$26.02	$27.58
Percentage change in per share NAV	(28.5%)	(2.2%)
Percentage change in benchmark	(13.6%)	0.8%
Benchmark annualized volatility	18.4%	15.9%

During the nine months ended September 30, 2011, the decrease in the Fund’s NAV resulted primarily from a decrease from 500,014 outstanding Shares at December 31, 2010 to 450,014 outstanding Shares at September 30, 2011. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the nine months ended September 30, 2010, the decrease in the Fund’s NAV resulted from a decrease from 700,014 outstanding Shares at December 31, 2009 to 350,014 outstanding Shares at September 30, 2010. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index.

For the nine months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 28.5% for the period ended September 30, 2011 as compared to the decrease of 2.2% for the period ended September 30, 2010, was primarily due to a relatively higher depreciation in the value of the assets of the Fund during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on April 29, 2011 at $41.87 per Share and reached its low for the period on September 30, 2011 at $26.02 per Share. By comparison, during the nine months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on January 6, 2010 at $30.58 per Share and reached its low for the period on June 4, 2010 at $21.14 per Share.

The benchmark’s decline of 13.6% for the nine months ended September 30, 2011, as compared to the benchmark’s rise of 0.8% for the nine months ended September 30, 2010, can be attributed to a depreciation of the underlying components of the index, primarily Crude Oil, during the nine months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net investment income (loss)	$(121,339)	$(71,723)
Management fee	131,603	88,670
Net realized gain (loss)	939,697	(623,565)
Change in net unrealized appreciation/depreciation	(5,646,187)	(457,054)
Net income (loss)	$(4,827,829)	$(1,152,342)

The Fund’s net income decreased for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the performance of the Fund’s benchmark index during the nine months ended September 30, 2011.

NAV of ProShares UltraShort DJ-UBS Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
NAV beginning of period	$1,440,073	$2,924,426
NAV end of period	$12,378,058	$1,334,848
Percentage change in NAV	759.5%	(54.4%)
Shares outstanding beginning of period	30,003	40,003
Shares outstanding end of period	209,997	20,003
Percentage change in shares outstanding	599.9%	(50.0%)
Shares created	1,780,000	40,000
Shares redeemed	1,600,006	60,000
Per share NAV beginning of period	$48.00	$73.11
Per share NAV end of period	$58.94	$66.73
Percentage change in per share NAV	22.8%	(8.7%)
Percentage change in benchmark	(13.6%)	0.8%
Benchmark annualized volatility	18.4%	15.9%

During the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 30,003 outstanding Shares at December 31, 2010 to 209,997 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the nine months ended September 30, 2010, the decrease in the Fund’s NAV resulted primarily from a decrease from 40,003 outstanding Shares at December 31, 2009 to 20,003 outstanding Shares at September 30, 2010. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index.

For the nine months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 22.8% for the nine months ended September 30, 2011, as compared to the decrease of 8.7% for the nine months ended September 30, 2010, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on September 30, 2011 at $58.94 per Share and reached its low for the period on April 29, 2011 at $39.91 per Share. By comparison, during the nine months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on June 4, 2010 at $90.42 per Share and reached its low for the period on September 30, 2010 at $66.73 per Share.

The benchmark’s decline of 13.6% for the nine months ended September 30, 2011, as compared to the benchmark’s rise of 0.8% for the nine months ended September 30, 2010, can be attributed to a depreciation of the underlying components of the index, primarily Crude Oil, during the nine months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net investment income (loss)	$(107,931)	$(21,704)
Management fee	111,453	24,971
Net realized gain (loss)	(3,366,124)	(254,724)
Change in net unrealized appreciation/depreciation	1,168,483	115,152
Net income (loss)	$(2,305,572)	$(161,276)

The Fund’s net income decreased for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the performance of the Fund’s benchmark index and the timing of capital share transactions during the nine months ended September 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares UltraShort DJ-UBS Commodity Fund.

NAV of ProShares Ultra DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
NAV beginning of period	$228,133,077	$323,819,670
NAV end of period	$380,889,526	$387,516,335
Percentage change in NAV	67.0%	19.7%
Shares outstanding beginning of period	4,562,504	6,412,504
Shares outstanding end of period	13,949,170	9,550,004
Percentage change in shares outstanding	205.7%	48.9%
Shares created	28,375,000	25,087,500
Shares redeemed	18,988,334	21,950,000
Per share NAV beginning of period	$50.00	$50.50
Per share NAV end of period	$27.31	$40.58
Percentage change in per share NAV	(45.4%)	(19.6%)
Percentage change in benchmark	(22.3%)	(7.4%)
Benchmark annualized volatility	34.3%	27.8%

During the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted from an increase from 4,562,504 outstanding Shares at December 31, 2010 to 13,949,170 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. By comparison, during the nine months ended September 30, 2010, the increase in the Fund’s NAV resulted from an increase from 6,412,504 outstanding Shares at December 31, 2009 to 9,550,004 outstanding Shares at September 30, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index.

For the nine months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 45.4% for the nine months ended September 30, 2011, as compared to the decrease of 19.6% for the nine months ended September 30, 2010, was primarily due to a relatively higher depreciation in the value of the assets of the Fund during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on April 29, 2011 at $63.90 per Share and reached its low for the period on September 30, 2011 at $27.31 per Share. By comparison, during the nine months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on May 3, 2010 at $57.29 per Share and reached its low for the period on August 24, 2010 at $33.45 per Share.

The benchmark’s decline of 22.3% for the nine months ended September 30, 2011, as compared to the benchmark’s decline of 7.4% for the nine months ended September 30, 2010, can be attributed to a relatively greater decrease in the price of WTI Crude Oil during the nine months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net investment income (loss)	$(2,337,960)	$(2,243,523)
Management fee	2,416,617	2,480,271
Brokerage commission	75,805	112,220
Net realized gain (loss)	(13,416,979)	33,864,670
Change in net unrealized appreciation/depreciation	(74,873,291)	8,155,123
Net income (loss)	$(90,628,230)	$39,776,270

The Fund’s net income decreased for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the performance of the Fund’s benchmark index during the nine months ended September 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares Ultra DJ-UBS Crude Oil Fund.

NAV of ProShares UltraShort DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
NAV beginning of period	$132,214,257	$76,656,626
NAV end of period	$72,357,831	$40,018,686
Percentage change in NAV	(45.3%)	(47.8%)
Shares outstanding beginning of period	2,600,003	1,120,003
Shares outstanding end of period	1,119,944	600,003
Percentage change in shares outstanding	(56.9%)	(46.3%)
Shares created	8,030,000	4,970,000
Shares redeemed	9,510,059	5,490,000
Per share NAV beginning of period	$50.85	$68.44
Per share NAV end of period	$64.61	$66.70
Percentage change in per share NAV	27.1%	(2.6%)
Percentage change in benchmark	(22.3%)	(7.4%)
Benchmark annualized volatility	34.3%	27.8%

During the nine months ended September 30, 2011, the decrease in the Fund’s NAV resulted from a decrease from 2,600,003 outstanding Shares at December 31, 2010 to 1,119,944 outstanding Shares at September 30, 2011. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. By comparison, during the nine months ended

September 30, 2010, the decrease in the Fund’s NAV resulted from a decrease from 1,120,003 outstanding Shares at December 31, 2009 to 600,003 outstanding Shares at September 30, 2010. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index.

For the nine months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 27.1% for the nine months ended September 30, 2011, as compared to the decrease of 2.6% for the nine months ended September 30, 2010, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on August 9, 2011 at $67.93 per Share and reached its low for the period on April 29, 2011 at $36.11 per Share. By comparison, during the nine months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on May 25, 2010 at $90.21 per Share and reached its low for the period on May 3, 2010 at $55.10 per Share.

The benchmark’s decline of 22.3% for the nine months ended September 30, 2011, as compared to the benchmark’s decline of 7.4% for the nine months ended September 30, 2010, can be attributed to a relatively greater decrease in the price of WTI Crude Oil during the nine months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net investment income (loss)	$(908,915)	$(500,355)
Management fee	936,197	539,674
Brokerage commission	40,643	37,608
Net realized gain (loss)	58,477,447	31,548,421
Change in net unrealized appreciation/depreciation	18,005,467	(290,950)
Net income (loss)	$75,573,999	$30,757,116

The Fund’s net income increased for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the relative performance of the Fund’s benchmark index during the nine months ended September 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares UltraShort DJ-UBS Crude Oil Fund.

NAV of ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
NAV beginning of period	$259,562,075	$156,476,709
NAV end of period	$374,010,221	$203,705,598
Percentage change in NAV	44.1%	30.2%
Shares outstanding beginning of period	3,750,014	3,550,014
Shares outstanding end of period	4,300,014	3,350,014
Percentage change in shares outstanding	14.7%	(5.6%)
Shares created	1,250,000	1,400,000
Shares redeemed	700,000	1,600,000
Per share NAV beginning of period	$69.22	$44.08
Per share NAV end of period	$86.98	$60.81
Percentage change in per share NAV	25.7%	38.0%
Percentage change in benchmark	15.3%	20.2%
Benchmark annualized volatility	20.5%	15.9%

During the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV also resulted from an increase from 3,750,014 outstanding Shares at December 31, 2010 to 4,300,014 outstanding Shares at September 30, 2011. By comparison, during the nine months ended September 30, 2010, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 3,550,014 outstanding Shares at December 31, 2009 to 3,350,014 outstanding Shares at September 30, 2010.

For the nine months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 25.7% for the nine months ended September 30, 2011, as compared to the increase of 38.0% for the nine months ended September 30, 2010, was primarily due to a relatively lower appreciation in the value of the assets of the Fund during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on September 6, 2011 at $120.56 per Share and reached its low for the period on January 28, 2011 at $60.68 per Share. By comparison, during the nine months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on September 29, 2010 at $60.85 per Share and reached its low for the period on February 5, 2010 at $41.35 per Share.

The benchmark’s rise of 15.3% for the nine months ended September 30, 2011, as compared to the benchmark’s rise of 20.2% for the nine months ended September 30, 2010, can be attributed to a relatively lower increase in the price of spot gold in U.S. Dollar terms during the nine months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net investment income (loss)	$(2,031,008)	$(1,111,843)
Management fee	2,166,956	1,296,693
Brokerage commission	2,830	2,973
Net realized gain (loss)	55,429,164	50,897,147
Change in net unrealized appreciation/depreciation	(623,541)	9,072,995
Net income (loss)	$52,774,615	$58,858,299

The Fund’s net income decreased for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the relative performance of the Fund’s benchmark during the nine months ended September 30, 2011.

NAV of ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
NAV beginning of period	$77,732,507	$67,602,811
NAV end of period	$178,039,495	$75,659,755
Percentage change in NAV	129.0%	11.9%
Shares outstanding beginning of period	2,739,901	1,290,003
Shares outstanding end of period	9,239,901	2,239,901
Percentage change in shares outstanding	237.2%	73.6%
Shares created	8,900,000	1,600,000
Shares redeemed	2,400,000	650,102
Per share NAV beginning of period	$28.37	$52.41
Per share NAV end of period	$19.27	$33.78
Percentage change in per share NAV	(32.1%)	(35.5%)
Percentage change in benchmark	15.3%	20.2%
Benchmark annualized volatility	20.5%	15.9%

During the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted from an increase from 2,739,901 outstanding Shares at December 31, 2010 to 9,239,901 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the nine months ended September 30, 2010, the increase in the Fund’s NAV resulted from an increase from 1,290,003 outstanding Shares at December 31, 2009 to 2,239,901 outstanding Shares at September 30, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the nine months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 32.1% for the nine months ended September 30, 2011, as compared to the decrease of 35.5% for the nine months ended September 30, 2010, was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on January 28, 2011 at $32.10 per Share and reached its low for the period on September 6, 2011 at $14.52 per Share. By comparison, during the nine months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on February 5, 2010 at $54.47 per Share and reached its low for the period on September 29, 2010 at $33.76 per Share.

The benchmark’s rise of 15.3% for the nine months ended September 30, 2011, as compared to the benchmark’s rise of 20.2% for the nine months ended September 30, 2010, can be attributed to a relatively lower increase in the price of spot gold in U.S. Dollar terms during the nine months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net investment income (loss)	$(682,151)	$(427,470)
Management fee	729,868	497,988
Brokerage commission	2,466	2,338
Net realized gain (loss)	(16,106,587)	(25,637,360)
Change in net unrealized appreciation/depreciation	(4,468,775)	(3,537,347)
Net income (loss)	$(21,257,513)	$(29,602,177)

The Fund’s net income increased for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the relative performance of the Fund’s benchmark during the nine months ended September 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares UltraShort Gold Fund.

NAV of ProShares Ultra Silver*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
NAV beginning of period	$547,003,919	$145,416,382
NAV end of period	$705,943,332	$200,971,964
Percentage change in NAV	29.1%	38.2%
Shares outstanding beginning of period	7,000,028	5,100,028
Shares outstanding end of period	12,900,028	4,700,028
Percentage change in shares outstanding	84.3%	(7.8%)
Shares created	12,200,000	2,800,000
Shares redeemed	6,300,000	3,200,000
Per share NAV beginning of period	$78.14	$28.51
Per share NAV end of period	$54.72	$42.76
Percentage change in per share NAV	(30.0%)	50.0%
Percentage change in benchmark	(0.6%)	29.9%
Benchmark annualized volatility	63.8%	30.9%

During the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted from an increase from 7,000,028 outstanding Shares at December 31, 2010 to 12,900,028 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the nine months ended September 30, 2010, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 5,100,028 outstanding Shares at December 31, 2009 to 4,700,028 outstanding Shares at September 30, 2010.

For the nine months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 30.0% for the nine months ended September 30, 2011, as compared to the increase of 50.0% for the nine months ended September 30, 2010, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on April 28, 2011 at $184.61 per Share and reached its low for the period on September 26, 2011 at $48.48 per Share. By comparison, during the nine months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on September 30, 2010 at $42.76 per Share and reached its low for the period on February 8, 2010 at $22.20 per Share.

The benchmark’s decline of 0.6% for the nine months ended September 30, 2011, as compared to the benchmark’s rise of 29.9% for the nine months ended September 30, 2010, can be attributed to a decrease in the price of spot silver in U.S. Dollar terms during the nine months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net investment income (loss)	$(6,124,890)	$(1,000,101)
Management fee	6,530,746	1,191,495
Brokerage commission	7,354	4,502
Net realized gain (loss)	(283,259,673)	60,475,990
Change in net unrealized appreciation/depreciation	4,445,205	18,160,956
Net income (loss)	$(284,939,358)	$77,636,845

The Fund’s net income decreased for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the performance of the Fund’s benchmark during the nine months ended September 30, 2011.

*	See Note 10 of the Notes to Financial Statements in Item 1 of Part I regarding the share split for the ProShares Ultra Silver Fund.

NAV of ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
NAV beginning of period	$99,032,781	$64,516,145
NAV end of period	$533,394,247	$60,913,712
Percentage change in NAV	438.6%	(5.6%)
Shares outstanding beginning of period	2,482,479	342,500
Shares outstanding end of period	32,694,369	694,979
Percentage change in shares outstanding	1,217.0%	102.9%
Shares created	62,887,500	667,500
Shares redeemed	32,675,610	315,021
Per share NAV beginning of period	$39.89	$188.37
Per share NAV end of period	$16.31	$87.65
Percentage change in per share NAV	(59.1%)	(53.5%)
Percentage change in benchmark	(0.6%)	29.9%
Benchmark annualized volatility	63.8%	30.9%

During the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted from an increase from 2,482,479 outstanding Shares at December 31, 2010 to 32,694,369 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in

London. By comparison, during the nine months ended September 30, 2010, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 342,500 outstanding Shares at December 31, 2009 to 694,979 outstanding Shares at September 30, 2010.

For the nine months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 59.1% for the nine months ended September 30, 2011, as compared to the decrease of 53.5% for the nine months ended September 30, 2010 was primarily due to a relatively higher depreciation in the value of the assets of the Fund during the nine months ended September 30, 2011.
During the nine months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on January 25, 2011 at $51.11 per Share and reached its low for the period on August 22, 2011 at $10.93 per Share. By comparison, during the nine months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on February 8, 2010 at $227.03 per Share and reached its low for the period on September 30, 2010 at $87.65 per Share.

The benchmark’s decline of 0.6% for the nine months ended September 30, 2011, as compared to the benchmark’s rise of 29.9% for the nine months ended September 30, 2010, can be attributed to a decrease in the price of spot silver in U.S. Dollar terms during the nine months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net investment income (loss)	$(2,674,603)	$(378,626)
Management fee	2,812,042	443,414
Brokerage commission	3,718	2,681
Net realized gain (loss)	132,218,978	(40,005,168)
Change in net unrealized appreciation/depreciation	(190,241,523)	(6,535,128)
Net income (loss)	$(60,697,148)	$(46,918,922)

The Fund’s net income decreased for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the performance of the Fund’s benchmark and the timing of capital share transactions during the nine months ended September 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share splits for the ProShares UltraShort Silver Fund.

NAV of ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
NAV beginning of period	$7,729,684	$7,531,857
NAV end of period	$7,715,933	$12,106,899
Percentage change in NAV	(0.2%)	60.7%
Shares outstanding beginning of period	300,014	250,014
Shares outstanding end of period	300,014	450,014
Percentage change in shares outstanding	0.0%	80.0%
Shares created	—	850,000
Shares redeemed	—	650,000
Per share NAV beginning of period	$25.76	$30.13
Per share NAV end of period	$25.72	$26.90
Percentage change in per share NAV	(0.2%)	(10.7%)
Percentage change in benchmark	0.2%	(4.8%)
Benchmark annualized volatility	11.2%	11.4%

During the nine months ended September 30, 2011, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2010 to September 30, 2011. By comparison, the increase in the Fund’s NAV resulted from an increase from 250,014 outstanding Shares at December 31, 2009 to 450,014 outstanding Shares at September 30, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the nine months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 0.2% for the nine months ended September 30, 2011, as compared to the decrease of 10.7% for the nine months ended September 30, 2010 was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on May 3, 2011 at $31.63 per Share and reached its low for the period on January 7, 2011 at $24.01 per Share. By comparison, during the nine months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on January 11, 2010 at $30.98 per Share and reached its low for the period on June 7, 2010 at $20.70 per Share.

The benchmark’s rise of 0.2% for the nine months ended September 30, 2011, as compared to the benchmark’s decline of 4.8% for the nine months ended September 30, 2010, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the nine months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net investment income (loss)	$(56,375)	$(74,127)
Management fee	60,728	86,347
Net realized gain (loss)	1,603,907	(1,755,348)
Change in net unrealized appreciation/depreciation	(1,561,283)	2,044,090
Net income (loss)	$(13,751)	$214,615

The Fund’s net income decreased for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the performance of the Fund’s benchmark and the timing of capital share transactions during the nine months ended September 30, 2011.

NAV of ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
NAV beginning of period	$444,412,995	$100,847,786
NAV end of period	$936,941,013	$277,619,839
Percentage change in NAV	110.8%	175.3%
Shares outstanding beginning of period	21,900,014	5,400,014
Shares outstanding end of period	48,600,014	14,000,014
Percentage change in shares outstanding	121.9%	159.3%
Shares created	37,600,000	19,300,000
Shares redeemed	10,900,000	10,700,000
Per share NAV beginning of period	$20.29	$18.68
Per share NAV end of period	$19.28	$19.83
Percentage change in per share NAV	(5.0%)	6.2%
Percentage change in benchmark	0.2%	(4.8%)
Benchmark annualized volatility	11.2%	11.4%

During the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted from an increase from 21,900,014 outstanding Shares at December 31, 2010 to 48,600,014 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the nine months ended September 30, 2010, the increase in the Fund’s NAV resulted primarily from an increase from 5,400,014 outstanding Shares at December 31, 2009 to 14,000,014 outstanding Shares at September 30, 2010. The increase in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the nine months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 5.0% for the nine months ended September 30, 2011, as compared to the increase of 6.2% for the nine months ended September 30, 2010 was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on January 7, 2011 at $21.74 per Share and reached its low for the period on May 3, 2011 at $16.22 per Share. By comparison, during the nine months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on June 7, 2010 at $26.39 per Share and reached its low for the period on January 11, 2010 at $18.14 per Share.

The benchmark’s rise of 0.2% for the nine months ended September 30, 2011, as compared to the benchmark’s decline of 4.8% for the nine months ended September 30, 2010, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the nine months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net investment income (loss)	$(3,593,051)	$(1,921,077)
Management fee	3,848,679	2,336,429
Net realized gain (loss)	(112,480,023)	54,597,147
Change in net unrealized appreciation/depreciation	132,937,415	(46,211,690)
Net income (loss)	$16,864,341	$6,464,380

The Fund’s net income increased for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the performance of the Fund’s benchmark and the timing of capital share transactions during the nine months ended September 30, 2011.

NAV of ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
NAV beginning of period	$5,024,240	$3,921,267
NAV end of period	$5,485,629	$6,371,767
Percentage change in NAV	9.2%	62.5%
Shares outstanding beginning of period	150,014	150,014
Shares outstanding end of period	150,014	200,014
Percentage change in shares outstanding	0.0%	33.3%
Shares created	50,000	50,000
Shares redeemed	50,000	—
Per share NAV beginning of period	$33.49	$26.14
Per share NAV end of period	$36.57	$31.86
Percentage change in per share NAV	9.2%	21.9%
Percentage change in benchmark	5.3%	11.5%
Benchmark annualized volatility	9.0%	11.3%

During the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2010 to September 30, 2011. By comparison, during the nine months ended September 30, 2010, the increase in the Fund’s NAV resulted primarily from an increase from 150,014 outstanding Shares at December 31, 2009 to 200,014 outstanding Shares at September 30, 2010. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the nine months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 9.2% for the nine months ended September 30, 2011, as compared to the increase of 21.9% for the nine months ended September 30, 2010 was primarily due to a relatively lower appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on September 22, 2011 at $37.40 per Share and reached its low for the period on April 6, 2011 at $30.09 per Share. By comparison, during the nine months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on September 14, 2010 at $32.21 per Share and reached its low for the period on May 3, 2010 at $25.14 per Share.

The benchmark’s rise of 5.3% for the nine months ended September 30, 2011, as compared to the benchmark’s rise of 11.5% for the nine months ended September 30, 2010, can be attributed to a relatively lower increase in the value of the Japanese Yen versus the U.S. Dollar during the nine months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net investment income (loss)	$(26,698)	$(27,697)
Management fee	28,409	32,485
Net realized gain (loss)	722,576	651,163
Change in net unrealized appreciation/depreciation	(337,047)	368,345
Net income (loss)	$358,831	$991,811

The Fund’s net income decreased for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the relative performance of the Fund’s benchmark during the nine months ended September 30, 2011.

NAV of ProShares UltraShort Yen*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
NAV beginning of period	$207,685,813	$67,487,917
NAV end of period	$271,440,942	$163,369,201
Percentage change in NAV	30.7%	142.1%
Shares outstanding beginning of period	4,416,671	1,050,005
Shares outstanding end of period	6,566,671	3,266,671
Percentage change in shares outstanding	48.7%	211.1%
Shares created	6,533,333	3,050,000
Shares redeemed	4,383,333	833,334
Per share NAV beginning of period	$47.02	$64.27
Per share NAV end of period	$41.34	$50.01
Percentage change in per share NAV	(12.1%)	(22.2%)
Percentage change in benchmark	5.3%	11.5%
Benchmark annualized volatility	9.0%	11.3%

During the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted from an increase from 4,416,671 outstanding Shares at December 31, 2010 to 6,566,671 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the nine months ended September 30, 2010, the increase in the Fund’s NAV resulted from an increase from 1,050,005 outstanding Shares at December 31, 2009 to 3,266,671 outstanding Shares at September 30, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the nine months ended September 30, 2011 and September 30, 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 12.1% for the nine months ended September 30, 2011, as compared to the decrease of 22.2% for the nine months ended September 30, 2010 was primarily due to a relatively lower depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on April 6, 2011 at $51.44 per Share and reached its low for the period on September 22, 2011 at $40.45 per Share. By comparison, during the nine months ended September 30, 2010, the Fund’s per share NAV reached its high for the period on May 3, 2010 at $65.56 per Share and reached its low for the period on September 14, 2010 at $49.71 per Share.

The benchmark’s rise of 5.3% for the nine months ended September 30, 2011, as compared to the benchmark’s rise of 11.5% for the nine months ended September 30, 2010, can be attributed to a relatively lower increase in the value of the Japanese Yen versus the U.S. Dollar during the nine months ended September 30, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net investment income (loss)	$(2,077,237)	$(814,892)
Management fee	2,253,245	975,343
Net realized gain (loss)	(55,830,491)	(26,353,245)
Change in net unrealized appreciation/depreciation	18,301,702	(6,588,677)
Net income (loss)	$(39,606,026)	$(33,756,814)

The Fund’s net income decreased for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the relative performance of the Fund’s benchmark and a significant increase in net asset value during the nine months ended September 30, 2011.

*	See Note 10 of the Notes to Financial Statements in Item 1 of Part I regarding the reverse share split for the ProShares UltraShort Yen Fund.

NAV of ProShares VIX Short-Term Futures ETF

Since the Fund commenced investment operations on January 3, 2011, a comparison of the Fund’s results of operations for the nine months ended September 30, 2010 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2011:

Nine Months Ended September 30, 2011
NAV beginning of period	$400
NAV end of period	$28,897,739
Percentage change in NAV	7,224,334.8%
Shares outstanding beginning of period	5
Shares outstanding end of period	250,005
Percentage change in shares outstanding	5,000,000.0%
Shares created	4,375,000
Shares redeemed	4,125,000
Per share NAV beginning of period	$80.00
Per share NAV end of period	$115.59
Percentage change in per share NAV	44.5%
Percentage change in benchmark	47.1%
Benchmark annualized volatility	72.6%

During the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 5 outstanding Shares at December 31, 2010 to 250,005 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark.

During the nine months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on September 30, 2011 at $115.59 per Share and reached its low for the period on July 7, 2011 at $43.15 per Share.

The benchmark’s rise of 47.1% for the nine months ended September 30, 2011 can be attributed to the sharp rise in VIX short-term futures contracts over the period.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2011:

Nine Months Ended September 30, 2011
Net investment income (loss)	$(198,888)
Management fee	62,960
Offering costs	147,749
Net realized gain (loss)	11,559,160
Change in net unrealized appreciation/depreciation	3,539,675
Net income (loss)	$14,899,947

NAV of ProShares VIX Mid-Term Futures ETF

Since the Fund commenced investment operations on January 3, 2011, a comparison of the Fund’s results of operations for the nine months ended September 30, 2010 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2011:

Nine Months Ended September 30, 2011
NAV beginning of period	$400
NAV end of period	$13,436,216
Percentage change in NAV	3,358,954.0%
Shares outstanding beginning of period	5
Shares outstanding end of period	150,005
Percentage change in shares outstanding	3,000,000.0%
Shares created	525,000
Shares redeemed	375,000
Per share NAV beginning of period	$80.00
Per share NAV end of period	$89.57
Percentage change in per share NAV	12.0%
Percentage change in benchmark	12.9%
Benchmark annualized volatility	36.2%

During the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 5 outstanding Shares at December 31, 2010 to 150,005 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the nine months ended September 30, 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark.

During the nine months ended September 30, 2011, the Fund’s per share NAV reached its high for the period on September 30, 2011 at $89.57 per Share and reached its low for the period on July 7, 2011 at $57.37 per Share.

The benchmark’s rise of 12.9% for the nine months ended September 30, 2011 can be attributed to the sharp rise in VIX mid-term futures contracts over the period.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2011:

Nine Months Ended September 30, 2011
Net investment income (loss)	$(58,166)
Offering costs	92,343
Limitation by Sponsor	(30,593)
Net realized gain (loss)	503,767
Change in net unrealized appreciation/depreciation	1,829,093
Net income (loss)	$2,274,694

Off-Balance Sheet Arrangements and Contractual Obligations

As of November 9, 2011, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

Critical Accounting Policies

The Trust’s and the Funds’ critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust’s and the Funds’ application of these policies involves judgments and actual results may differ from the estimates used.

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

For financial reporting purposes, the Leveraged Funds and the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of some Leveraged Funds’ and VIX Funds’ final creation/redemption NAV for the three and nine months ended September 30, 2011.

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

Fair value pricing may require subjective determinations about the value of an investment. While each Leveraged and VIX Fund’s policy is intended to result in a calculation of the Leveraged or the VIX Fund’s NAV that fairly reflects investment values as of the time of pricing, the Leveraged and the VIX Funds cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that the Leveraged or the VIX Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by the Leveraged or the VIX Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

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

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of September 30, 2011 and September 30, 2010, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra DJ-UBS Commodity:

As of September 30, 2011, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s swap positions as of September 30, 2011, which were sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$140.1750	$6,650,383
Dow Jones-UBS Commodity Index	UBS AG	Long	140.1750	16,811,409

The September 30, 2011 swap notional amount is calculated by multiplying units times the closing level of the Index. The notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of September 30, 2010, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s swap positions as of September 30, 2010, which were sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$140.2939	$4,659,257
Dow Jones-UBS Commodity Index	UBS AG	Long	140.2939	14,627,126

The September 30, 2010 swap notional amount is calculated by multiplying units times the closing level of the Index. The notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Commodity:

As of September 30, 2011, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s short swap positions as of September 30, 2011, which were sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$140.1750	$(4,499,693)
Dow Jones-UBS Commodity Index	UBS AG	Short	140.1750	(20,136,530)

The September 30, 2011 short swap notional amount is calculated by multiplying units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of September 30, 2010, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following table provides information about the Fund’s short swap positions as of September 30, 2010, which were sensitive to commodity price risk.

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$140.2939	$(688,504)
Dow Jones-UBS Commodity Index	UBS AG	Short	140.2939	(1,993,193)

The September 30, 2010 short swap notional amount is calculated by multiplying units times the closing level of the Index. The short notional amount will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Crude Oil:

As of September 30, 2011, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2011, which were sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	November 2011	3,935	$79.20	1,000	$311,652,000

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Long	$209.3412	$188,482,103
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Long	209.3412	261,660,350

The September 30, 2011 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2011 swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of September 30, 2010, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which were sensitive to commodity price risk.

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

The September 30, 2010 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2010 swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Crude Oil:

As of September 30, 2011, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2011, which were sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	November 2011	667	$79.20	1,000	$(52,826,400)

Swap Agreements

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Short	$209.3412	$(35,501,505)
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Short	209.3412	(56,394,476)

The September 30, 2011 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2011 short swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of September 30, 2010, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which were sensitive to commodity price risk.

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

The September 30, 2010 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2010 short swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Gold:

As of September 30, 2011, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2011, which were sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2011	25	$1,622.30	100	$4,055,750

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$1,620.23	$183,928,510
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,620.23	560,113,511

The September 30, 2011 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2011 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of September 30, 2010, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which were sensitive to commodity price risk.

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

The September 30, 2010 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2010 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Gold:

As of September 30, 2011, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2011, which were sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2011	12	$1,622.30	100	$(1,946,760)

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$1,620.23	$(85,058,835)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,620.23	(269,120,203)

The September 30, 2011 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2011 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of September 30, 2010, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which were sensitive to commodity price risk.

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

The September 30, 2010 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2010 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of September 30, 2011, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2011, which were sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2011	74	$30.083	5,000	$11,130,710

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$30.4532	$367,899,019
0.999 Fine Troy Ounce Silver	UBS AG	Long	30.4532	1,033,094,357

The September 30, 2011 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2011 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of September 30, 2010, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which were sensitive to commodity price risk.

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

The September 30, 2010 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2010 forward notional amount equals units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of September 30, 2011, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2011, which were sensitive to commodity price risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2011	30	$30.083	5,000	$(4,512,450)

Forward Agreements

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$30.4532	$(231,520,453)
0.999 Fine Troy Ounce Silver	UBS AG	Short	30.4532	(830,550,124)

The September 30, 2011 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2011 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of September 30, 2010, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which were sensitive to commodity price risk.

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

The September 30, 2010 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2010 short forward notional amount equals units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Funds’ Financial Instruments, which are sensitive to changes in exchange rates. As of September 30, 2011, each of the Currency Funds’ positions were as follows:

ProShares Ultra Euro:

As of September 30, 2011, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/07/11	6,232,725	1 .3396	$8,349,073
Euro	UBS AG	Long	10/07/11	6,659,500	1 .3396	8,920,761
Euro	Goldman Sachs International	Short	10/07/11	(721,200)	1 .3396	(966,087)
Euro	UBS AG	Short	10/07/11	(646,900)	1 .3396	(866,558)

The September 30, 2011 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of September 30, 2010, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/08/10	9,088,625	1.3631	$12,388,382
Euro	UBS AG	Long	10/08/10	12,716,100	1.3631	17,332,864
Euro	Goldman Sachs International	Short	10/08/10	(64,600)	1.3631	(88,054)
Euro	UBS AG	Short	10/08/10	(3,978,300)	1.3631	(5,422,679)

The September 30, 2010 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Euro:

As of September 30, 2011, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/07/11	63,408,700	1 .3396	$84,939,392
Euro	UBS AG	Long	10/07/11	86,950,300	1 .3396	116,474,642
Euro	Goldman Sachs International	Short	10/07/11	(731,587,225)	1 .3396	(980,000,757)
Euro	UBS AG	Short	10/07/11	(816,704,400)	1 .3396	(1,094,019,828)

The September 30, 2011 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of September 30, 2010, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which were sensitive to exchange rate price risk.

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

The September 30, 2010 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of September 30, 2011, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/07/11	355,590,000	0 .012963	$4,609,665
Yen	UBS AG	Long	10/07/11	516,060,000	0 .012963	6,689,905
Yen	Goldman Sachs International	Short	10/07/11	(19,800,000)	0 .012963	(256,676)
Yen	UBS AG	Short	10/07/11	(5,630,000)	0 .012963	(72,984)

The September 30, 2011 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of September 30, 2010, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which were sensitive to exchange rate price risk.

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

The September 30, 2010 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of September 30, 2011, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/07/11	3,203,440,000	0 .012963	$41,527,556
Yen	UBS AG	Long	10/07/11	1,423,900,000	0 .012963	18,458,622
Yen	Goldman Sachs International	Short	10/07/11	(23,267,420,000)	0 .012963	(301,625,468)
Yen	UBS AG	Short	10/07/11	(23,259,690,000)	0 .012963	(301,525,261)

The September 30, 2011 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by negative two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

As of September 30, 2010, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2010, which were sensitive to exchange rate price risk.

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

The September 30, 2010 USD market value equals the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by negative two. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Equity Market Volatility Sensitivity

ProShares VIX Short-Term Futures ETF

As of September 30, 2011, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2011, which were sensitive to equity market volatility risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX (CBOE)	Long	October 2011	429	$42 .15	1,000	$18,082,350
VIX (CBOE)	Long	November 2011	286	37 .75	1,000	10,796,500

ProShares VIX Mid-Term Futures ETF

As of September 30, 2011, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2011, which were sensitive to equity market volatility risk.

Futures Positions

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX (CBOE)	Long	January 2012	78	$35 .50	1,000	$2,769,000
VIX (CBOE)	Long	February 2012	129	34 .70	1,000	4,476,300
VIX (CBOE)	Long	March 2012	129	34 .25	1,000	4,418,250
VIX (CBOE)	Long	April 2012	52	34 .35	1,000	1,786,200

Qualitative Disclosure

As described above in Item 2 of this Quarterly Report on Form 10-Q, it is the investment objective of each Leveraged Fund to seek daily investment results, before fees and expenses, which match twice (2x) the daily performance, whether positive or negative, of its corresponding benchmark. Each Ultra Fund seeks daily investment results (before fees and expenses) that match twice (2x) the daily performance of its corresponding benchmark. Each Short Fund will seek daily investment results (before fees and expenses) that match the inverse (-1x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results (before fees and expenses) that match twice the inverse (-2x) of the daily performance of its corresponding benchmark. Each VIX Fund seeks investment results (before fees and expenses) that match the performance of a benchmark. Daily performance is measured from the calculation of one NAV to the next. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than one day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Investors should monitor their ProShares holdings consistent with their strategies, as frequently as daily. See “Item 1A. Risk Factors” in this Form 10-Q for additional information regarding performance for periods longer than one day.

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

Commodity Price Sensitivity

As further described in “Item 1A. Risk Factors” in this Form 10-Q, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Commodity Index Funds or the Commodity Funds, several factors may affect the price of a commodity underlying a Commodity Index Fund or a Commodity Fund, and in turn, the Financial Instruments and other assets, if any, owned by such a Fund. The impact of changes in the price of a physical commodity or of a commodity index (comprised of commodity futures contracts) will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an UltraShort Fund and daily decreases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an Ultra Fund.

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

Exchange Rate Sensitivity

As further described in “Item 1A. Risk Factors” in this Form 10-Q, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Currency Funds, several factors may affect the value of the foreign currencies or the U.S. Dollar, and, in turn, the Financial Instruments and other assets, if any, owned by a Fund. The impact of changes in the price of a currency will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of a currency will negatively impact the daily performance of Shares of an UltraShort Fund and daily decreases in the price of a currency will negatively impact the daily performance of Shares of an Ultra Fund.

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

Equity Market Volatility Sensitivity

As further described in “Item 1A. Risk Factors” in this Form 10-Q, the value of the Shares of each VIX Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. Several factors may affect the price and/or liquidity of VIX futures contracts and other assets, if any, owned by a VIX Fund. The impact of changes in the price of these assets will affect investors differently depending upon the Fund in which investors invest.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of September 30, 2011, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Trust and certain principals of the Sponsor are defendants (along with several other parties) in a consolidated class action lawsuit styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935, filed in the United States District Court for the Southern District of New York. The complaint, as amended, alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by including untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs, allegedly failing to adequately disclose the Funds’ investment objectives and risks. The six Funds of the Trust named in the complaint are ProShares Ultra Silver, ProShares UltraShort Gold, ProShares Ultra Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort Silver. The Trust believes the complaint is without merit and that the anticipated outcome will not adversely impact the operation of the Trust or any of its Funds.

Item 1A.	Risk Factors.

These risk factors should be read in connection with other information included in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Funds’ Financial Statements and the related Notes to the Funds’ Financial Statements. For purposes of this section:

•	The term “Geared Natural Gas Fund” refers to ProShares Ultra DJ-UBS Natural Gas, ProShares Short DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas;

•

The term “Geared VIX Fund” refers to ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF;

•

The term “Geared Fund” refers to ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Gold, ProShares Short Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen, ProShares UltraShort Yen, each Geared Natural Gas Fund and each Geared VIX Fund;

•

The term “Commodity Index Fund” refers to ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity; ProShares Ultra DJ-UBS Crude Oil; ProShares UltraShort DJ-UBS Crude Oil; ProShares Ultra DJ-UBS Natural Gas; ProShares Short DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas;

•	The term “Commodity Fund” refers to ProShares Ultra Gold; ProShares Short Gold; ProShares UltraShort Gold; ProShares Ultra Silver and ProShares UltraShort Silver;

•	The term “Currency Fund” refers to ProShares Ultra Euro; ProShares UltraShort Euro; ProShares Ultra Yen and ProShares UltraShort Yen;

•	The term “Matching VIX Fund” refers to ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF; and

•	The term “VIX Fund” refers to each Geared VIX Fund and each Matching VIX Fund.

Risks Specific to the Geared Funds

In addition to the risks described elsewhere in this “Risk Factors” section, the following risks apply to the Geared Funds.

Due to the compounding of daily returns, the Geared Funds’ returns over periods longer than one day will likely differ in amount and possibly even direction from the Fund multiple times the benchmark return for the period.

Each of the Geared Funds are “geared” funds in the sense that each has an investment objective to match a multiple (e.g., 2x), the inverse (e.g., -1x) or an inverse multiple (e.g., -2x) of the performance of a benchmark on a given day. Each Geared Fund seeks investment results for a single day only, as measured from its net asset value (“NAV”) calculation time to its next NAV calculation time, and not for any other period. The return of a Geared Fund for a period longer than a day is the result of its return for each day compounded over the period and usually will differ from the Geared Fund’s multiple times the return of the Geared Fund’s benchmark for the period. Longer holding periods, higher benchmark volatility, inverse multiples and greater leverage each affect the impact of compounding on a Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the fund’s underlying benchmark.

Each Ultra or UltraShort Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra Fund with a 2x multiple should be approximately twice as volatile on a daily basis as is the return of a fund with an objective of matching the same benchmark. The daily returns of Short and UltraShort Funds are designed to be the inverse of, or twice the inverse of, the return that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present different risks than other funds. The Geared Funds that use leverage are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Daily objective geared funds, if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets, can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor and/or periodically rebalance their portfolios. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.

The hypothetical example below illustrates how daily geared fund returns can behave for periods longer than one day. Take a hypothetical fund XYZ that seeks to double the daily performance of benchmark XYZ. On each day, fund XYZ performs in line with its objective (2x the benchmark’s daily performance before fees and expenses). Notice that over the entire five-day period, the fund’s total return is considerably less than double that of the period return of the benchmark. For the five-day period, benchmark XYZ gained 5.1% while fund XYZ gained 9.8% (versus 10.2% or 2x 5.1%). In other scenarios, the return of a daily rebalanced fund could be greater than double the benchmark’s return.

	Benchmark XYZ		Fund XYZ
	Level	Daily Performance	Daily Performance	Net Asset Value
Start	100.0			$100.00
Day 1	103.0	3.0%	6.0%	$106.00
Day 2	99.9	-3.0%	-6.0%	$99.64
Day 3	103.9	4.0%	8.0%	$107.61
Day 4	101.3	-2.5%	-5.0%	$102.23
Day 5	105.1	3.7%	7.4%	$109.80
Total Return		5.1%	9.8%

This effect is caused by compounding, which exists in all investments, but has a more significant impact in geared funds. In general, during periods of higher benchmark volatility, compounding will cause longer term results to be less than two times the return of the benchmark (or less than the inverse (-1x) or twice the inverse (-2x) times the return of the benchmarks for the Short Funds and the UltraShort Funds, respectively). This effect becomes more pronounced as volatility increases. Conversely, in periods of lower benchmark volatility (particularly when combined with higher benchmark returns), fund returns over longer periods can be higher than two times the return of the benchmark. Actual results for a particular period, before fees and expenses, are also dependent on the magnitude of the benchmark return in addition to the benchmark volatility. Similar effects exist for Short Funds and the UltraShort Funds, and the significance of this effect is even greater with inverse or inverse leveraged funds.

The graphs that follow illustrate this point. Each of the graphs shows a simulated hypothetical one year performance of a benchmark compared with the performance of a fund that perfectly achieves its geared daily investment objective. The graphs demonstrate that, for periods greater than one day, a geared fund is likely to underperform or over-perform (but not match) the benchmark performance (or the inverse of the benchmark performance) times the multiple stated as the daily fund objective. Investors should understand the consequences of holding daily rebalanced funds for periods longer than a single day and should actively manage and monitor their investments, as frequently as daily. A one-year period is used solely for illustrative purposes. Deviations from the benchmark return times the fund multiple can occur over periods as short as two days (each day as measured from NAV to NAV) and may also occur in periods shorter than one day (when measured intraday as opposed to NAV to NAV). See “Intraday Price Performance Risk” below for additional details. To isolate the impact of leverage, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates (to obtain required leverage) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (2x, -1x or -2x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. Each of the graphs also assumes a volatility rate of 60%, which is an approximate average of the five-year historical volatility rate of the most volatile benchmark referenced herein (the S&P 500 VIX Short-Term Futures Index). A benchmark’s volatility rate is a statistical measure of the magnitude of fluctuations in its returns.

The historical five year average volatility of the benchmarks utilized by the Funds ranges from 10.68 to 57.8, as set forth in the table below.

Benchmark	Historical Five-Year Average Volatility Rate as of December 31, 2010
Dow Jones—UBS Commodity IndexSM	21.36%
Dow Jones—UBS Crude Oil SubindexSM	38.64%
Dow Jones—UBS Natural Gas SubindexSM	48.00%
The daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London	22.54%
The daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London	39.86%
The U.S. dollar price of the Euro	10.68%
The U.S. dollar price of the Japanese yen	11.73%
S&P 500 VIX Short-Term Futures Index	57.8%
S&P 500 VIX Mid-Term Futures Index	31.1%

The tables below illustrate the impact of two factors impacting a fund’s performance, benchmark volatility and benchmark return. Benchmark volatility is a statistical measure of the magnitude of fluctuations in the returns of a benchmark and is calculated as the standard deviation of the natural logarithms of one plus the benchmark return (calculated daily), multiplied by the square root of the number of trading days per year (assumed to be 252). The tables show estimated fund returns for a number of combinations of benchmark return and benchmark volatility over a one-year period. To isolate the impact of leverage, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates of zero percent (to obtain required leveraged, inverse or inverse leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (2x, -1x or -2x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses were included, the fund’s performance would be lower than shown. The first table below shows an example in which a geared fund has an investment objective to correspond to twice (2x) the daily performance of a benchmark. The geared fund could incorrectly be expected to achieve a 20% return on a yearly basis if the benchmark return was 10%, absent the effects of compounding. However, as the table shows, with a benchmark volatility of 40%, such a fund would return 3.1. In the charts below, shaded areas represent those scenarios where a geared fund with the investment objective described will outperform (i.e., return more than) the benchmark performance times the stated multiple in the fund’s investment objective; conversely areas not shaded represent those scenarios where the fund will underperform (i.e., return less than) the benchmark performance times the multiple stated as the daily fund objective.

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to Twice (2x) the Daily Performance of a Benchmark.

One Year Benchmark Performance	200% One Year Benchmark Performance	Benchmark Volatility
		0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%
-60%	-120%	-84.0%	-84.0%	-84.2%	-84.4%	-84.6%	-85.0%	-85.4%	-85.8%	-86.4%	-86.9%	-87.5%	-88.2%	-88.8%
-55%	-110%	-79.8%	-79.8%	-80.0%	-80.2%	-80.5%	-81.0%	-81.5%	-82.1%	-82.7%	-83.5%	-84.2%	-85.0%	-85.9%
-50%	-100%	-75.0%	-75.1%	-75.2%	-75.6%	-76.0%	-76.5%	-77.2%	-77.9%	-78.7%	-79.6%	-80.5%	-81.5%	-82.6%
-45%	-90%	-69.8%	-69.8%	-70.1%	-70.4%	-70.9%	-71.6%	-72.4%	-73.2%	-74.2%	-75.3%	-76.4%	-77.6%	-78.9%
-40%	-80%	-64.0%	-64.1%	-64.4%	-64.8%	-65.4%	-66.2%	-67.1%	-68.2%	-69.3%	-70.6%	-72.0%	-73.4%	-74.9%
-35%	-70%	-57.8%	-57.9%	-58.2%	-58.7%	-59.4%	-60.3%	-61.4%	-62.6%	-64.0%	-65.5%	-67.1%	-68.8%	-70.5%
-30%	-60%	-51.0%	-51.1%	-51.5%	-52.1%	-52.9%	-54.0%	-55.2%	-56.6%	-58.2%	-60.0%	-61.8%	-63.8%	-65.8%
-25%	-50%	-43.8%	-43.9%	-44.3%	-45.0%	-46.0%	-47.2%	-48.6%	-50.2%	-52.1%	-54.1%	-56.2%	-58.4%	-60.8%
-20%	-40%	-36.0%	-36.2%	-36.6%	-37.4%	-38.5%	-39.9%	-41.5%	-43.4%	-45.5%	-47.7%	-50.2%	-52.7%	-55.3%
-15%	-30%	-27.8%	-27.9%	-28.5%	-29.4%	-30.6%	-32.1%	-34.0%	-36.1%	-38.4%	-41.0%	-43.7%	-46.6%	-49.6%
-10%	-20%	-19.0%	-19.2%	-19.8%	-20.8%	-22.2%	-23.9%	-26.0%	-28.3%	-31.0%	-33.8%	-36.9%	-40.1%	-43.5%
-5%	-10%	-9.8%	-10.0%	-10.6%	-11.8%	-13.3%	-15.2%	-17.5%	-20.2%	-23.1%	-26.3%	-29.7%	-33.3%	-37.0%
0%	0%	0.0%	-0.2%	-1.0%	-2.2%	-3.9%	-6.1%	-8.6%	-11.5%	-14.8%	-18.3%	-22.1%	-26.1%	-30.2%
5%	10%	10.3%	10.0%	9.2%	7.8%	5.9%	3.6%	0.8%	-2.5%	-6.1%	-10.0%	-14.1%	-18.5%	-23.1%
10%	20%	21.0%	20.7%	19.8%	18.3%	16.3%	13.7%	10.6%	7.0%	3.1%	-1.2%	-5.8%	-10.6%	-15.6%
15%	30%	32.3%	31.9%	30.9%	29.3%	27.1%	24.2%	20.9%	17.0%	12.7%	8.0%	3.0%	-2.3%	-7.7%

One Year Benchmark Performance	200% One Year Benchmark Performance	Benchmark Volatility
		0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%
20%	40%	44.0%	43.6%	42.6%	40.8%	38.4%	35.3%	31.6%	27.4%	22.7%	17.6%	12.1%	6.4%	0.5%
25%	50%	56.3%	55.9%	54.7%	52.8%	50.1%	46.8%	42.8%	38.2%	33.1%	27.6%	21.7%	15.5%	9.0%
30%	60%	69.0%	68.6%	67.3%	65.2%	62.4%	58.8%	54.5%	49.5%	44.0%	38.0%	31.6%	24.9%	17.9%
35%	70%	82.3%	81.8%	80.4%	78.2%	75.1%	71.2%	66.6%	61.2%	55.3%	48.8%	41.9%	34.7%	27.2%
40%	80%	96.0%	95.5%	94.0%	91.6%	88.3%	84.1%	79.1%	73.4%	67.0%	60.1%	52.6%	44.8%	36.7%
45%	90%	110.3%	109.7%	108.2%	105.6%	102.0%	97.5%	92.2%	86.0%	79.2%	71.7%	63.7%	55.4%	46.7%
50%	100%	125.0%	124.4%	122.8%	120.0%	116.2%	111.4%	105.6%	99.1%	91.7%	83.8%	75.2%	66.3%	57.0%
55%	110%	140.3%	139.7%	137.9%	134.9%	130.8%	125.7%	119.6%	112.6%	104.7%	96.2%	87.1%	77.5%	67.6%
60%	120%	156.0%	155.4%	153.5%	150.3%	146.0%	140.5%	134.0%	126.5%	118.1%	109.1%	99.4%	89.2%	78.6%

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to the Inverse (-1x) of the Daily Performance of a Benchmark.

One Year Benchmark Performance	Inverse of One Year Benchmark Performance	Benchmark Volatility
		0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%
-60%	60%	150.0%	149.4%	147.5%	144.4%	140.2%	134.9%	128.5%	121.2%	113.0%	104.2%	94.7%	84.7%	74.4%
-55%	55%	122.2%	121.7%	120.0%	117.3%	113.5%	108.8%	103.1%	96.6%	89.4%	81.5%	73.1%	64.2%	55.0%
-50%	50%	100.0%	99.5%	98.0%	95.6%	92.2%	87.9%	82.8%	76.9%	70.4%	63.3%	55.8%	47.8%	39.5%
-45%	45%	81.8%	81.4%	80.0%	77.8%	74.7%	70.8%	66.2%	60.9%	54.9%	48.5%	41.6%	34.4%	26.9%
-40%	40%	66.7%	66.3%	65.0%	63.0%	60.1%	56.6%	52.3%	47.5%	42.0%	36.1%	29.8%	23.2%	16.3%
-35%	35%	53.8%	53.5%	52.3%	50.4%	47.8%	44.5%	40.6%	36.1%	31.1%	25.6%	19.8%	13.7%	7.3%
-30%	30%	42.9%	42.5%	41.4%	39.7%	37.3%	34.2%	30.6%	26.4%	21.7%	16.7%	11.3%	5.6%	-0.3%
-25%	25%	33.3%	33.0%	32.0%	30.4%	28.1%	25.3%	21.9%	18.0%	13.6%	8.9%	3.8%	-1.5%	-7.0%
-20%	20%	25.0%	24.7%	23.8%	22.2%	20.1%	17.4%	14.2%	10.6%	6.5%	2.1%	-2.6%	-7.6%	-12.8%
-15%	15%	17.6%	17.4%	16.5%	15.0%	13.0%	10.5%	7.5%	4.1%	0.3%	-3.9%	-8.4%	-13.1%	-17.9%
-10%	10%	11.1%	10.8%	10.0%	8.6%	6.8%	4.4%	1.5%	-1.7%	-5.3%	-9.3%	-13.5%	-17.9%	-22.5%
-5%	5%	5.3%	5.0%	4.2%	2.9%	1.1%	-1.1%	-3.8%	-6.9%	-10.3%	-14.0%	-18.0%	-22.2%	-26.6%
0%	0%	0.0%	-0.2%	-1.0%	-2.2%	-3.9%	-6.1%	-8.6%	-11.5%	-14.8%	-18.3%	-22.1%	-26.1%	-30.2%
5%	-5%	-4.8%	-5.0%	-5.7%	-6.9%	-8.5%	-10.5%	-13.0%	-15.7%	-18.8%	-22.2%	-25.8%	-29.6%	-33.6%
10%	-10%	-9.1%	-9.3%	-10.0%	-11.1%	-12.7%	-14.6%	-16.9%	-19.6%	-22.5%	-25.8%	-29.2%	-32.8%	-36.6%
15%	-15%	-13.0%	-13.3%	-13.9%	-15.0%	-16.5%	-18.3%	-20.5%	-23.1%	-25.9%	-29.0%	-32.3%	-35.7%	-39.3%
20%	-20%	-16.7%	-16.9%	-17.5%	-18.5%	-19.9%	-21.7%	-23.8%	-26.3%	-29.0%	-31.9%	-35.1%	-38.4%	-41.9%
25%	-25%	-20.0%	-20.2%	-20.8%	-21.8%	-23.1%	-24.8%	-26.9%	-29.2%	-31.8%	-34.7%	-37.7%	-40.9%	-44.2%
30%	-30%	-23.1%	-23.3%	-23.8%	-24.8%	-26.1%	-27.7%	-29.7%	-31.9%	-34.5%	-37.2%	-40.1%	-43.2%	-46.3%

One Year Benchmark Performance	Inverse of One Year Benchmark Performance	Benchmark Volatility
		0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%
35%	-35%	-25.9%	-26.1%	-26.7%	-27.6%	-28.8%	-30.4%	-32.3%	-34.5%	-36.9%	-39.5%	-42.3%	-45.3%	-48.3%
40%	-40%	-28.6%	-28.7%	-29.3%	-30.2%	-31.4%	-32.9%	-34.7%	-36.8%	-39.1%	-41.7%	-44.4%	-47.2%	-50.2%
45%	-45%	-31.0%	-31.2%	-31.7%	-32.6%	-33.7%	-35.2%	-37.0%	-39.0%	-41.2%	-43.7%	-46.3%	-49.0%	-51.9%
50%	-50%	-33.3%	-33.5%	-34.0%	-34.8%	-35.9%	-37.4%	-39.1%	-41.0%	-43.2%	-45.6%	-48.1%	-50.7%	-53.5%
55%	-55%	-35.5%	-35.6%	-36.1%	-36.9%	-38.0%	-39.4%	-41.0%	-42.9%	-45.0%	-47.3%	-49.8%	-52.3%	-55.0%
60%	-60%	-37.5%	-37.7%	-38.1%	-38.9%	-40.0%	-41.3%	-42.9%	-44.7%	-46.7%	-49.0%	-51.3%	-53.8%	-56.4%

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to Twice the Inverse (-2x) of the Daily Performance of a Benchmark.

One Year Benchmark Performance	200% Inverse of One Year Benchmark Performance	Benchmark Volatility
		0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%
-60%	120%	525.0%	520.3%	506.5%	484.2%	454.3%	418.1%	377.1%	332.8%	286.7%	240.4%	195.2%	152.2%	112.2%
-55%	110%	393.8%	390.1%	379.2%	361.6%	338.0%	309.4%	277.0%	242.0%	205.6%	169.0%	133.3%	99.3%	67.7%
-50%	100%	300.0%	297.0%	288.2%	273.9%	254.8%	231.6%	205.4%	177.0%	147.5%	117.9%	88.9%	61.4%	35.8%
-45%	90%	230.6%	228.1%	220.8%	209.0%	193.2%	174.1%	152.4%	128.9%	104.6%	80.1%	56.2%	33.4%	12.3%
-40%	80%	177.8%	175.7%	169.6%	159.6%	146.4%	130.3%	112.0%	92.4%	71.9%	51.3%	31.2%	12.1%	-5.7%
-35%	70%	136.7%	134.9%	129.7%	121.2%	109.9%	96.2%	80.7%	63.9%	46.5%	28.9%	11.8%	-4.5%	-19.6%
-30%	60%	104.1%	102.6%	98.1%	90.8%	81.0%	69.2%	55.8%	41.3%	26.3%	11.2%	-3.6%	-17.6%	-30.7%
-25%	50%	77.8%	76.4%	72.5%	66.2%	57.7%	47.4%	35.7%	23.1%	10.0%	-3.2%	-16.0%	-28.3%	-39.6%
-20%	40%	56.3%	55.1%	51.6%	46.1%	38.6%	29.5%	19.3%	8.2%	-3.3%	-14.9%	-26.2%	-36.9%	-46.9%
-15%	30%	38.4%	37.4%	34.3%	29.4%	22.8%	14.7%	5.7%	-4.2%	-14.4%	-24.6%	-34.6%	-44.1%	-53.0%
-10%	20%	23.5%	22.5%	19.8%	15.4%	9.5%	2.3%	-5.8%	-14.5%	-23.6%	-32.8%	-41.7%	-50.2%	-58.1%
-5%	10%	10.8%	10.0%	7.5%	3.6%	-1.7%	-8.1%	-15.4%	-23.3%	-31.4%	-39.6%	-47.7%	-55.3%	-62.4%
0%	0%	0.0%	-0.7%	-3.0%	-6.5%	-11.3%	-17.1%	-23.7%	-30.8%	-38.1%	-45.5%	-52.8%	-59.6%	-66.0%
5%	-10%	-9.3%	-10.0%	-12.0%	-15.2%	-19.6%	-24.8%	-30.8%	-37.2%	-43.9%	-50.6%	-57.2%	-63.4%	-69.2%
10%	-20%	-17.4%	-18.0%	-19.8%	-22.7%	-26.7%	-31.5%	-36.9%	-42.8%	-48.9%	-55.0%	-61.0%	-66.7%	-71.9%
15%	-30%	-24.4%	-25.0%	-26.6%	-29.3%	-32.9%	-37.3%	-42.3%	-47.6%	-53.2%	-58.8%	-64.3%	-69.5%	-74.3%
20%	-40%	-30.6%	-31.1%	-32.6%	-35.1%	-38.4%	-42.4%	-47.0%	-51.9%	-57.0%	-62.2%	-67.2%	-72.0%	-76.4%
25%	-50%	-36.0%	-36.5%	-37.9%	-40.2%	-43.2%	-46.9%	-51.1%	-55.7%	-60.4%	-65.1%	-69.8%	-74.2%	-78.3%
30%	-60%	-40.8%	-41.3%	-42.6%	-44.7%	-47.5%	-50.9%	-54.8%	-59.0%	-63.4%	-67.8%	-72.0%	-76.1%	-79.9%
35%	-70%	-45.1%	-45.5%	-46.8%	-48.7%	-51.3%	-54.5%	-58.1%	-62.0%	-66.0%	-70.1%	-74.1%	-77.9%	-81.4%
40%	-80%	-49.0%	-49.4%	-50.5%	-52.3%	-54.7%	-57.7%	-61.1%	-64.7%	-68.4%	-72.2%	-75.9%	-79.4%	-82.7%
45%	-90%	-52.4%	-52.8%	-53.8%	-55.5%	-57.8%	-60.6%	-63.7%	-67.1%	-70.6%	-74.1%	-77.5%	-80.8%	-83.8%

One Year Benchmark Performance	200% Inverse of One Year Benchmark Performance	Benchmark Volatility
		0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%
50%	-100%	-55.6%	-55.9%	-56.9%	-58.5%	-60.6%	-63.2%	-66.1%	-69.2%	-72.5%	-75.8%	-79.0%	-82.1%	-84.9%
55%	-110%	-58.4%	-58.7%	-59.6%	-61.1%	-63.1%	-65.5%	-68.2%	-71.2%	-74.2%	-77.3%	-80.3%	-83.2%	-85.9%
60%	-120%	-60.9%	-61.2%	-62.1%	-63.5%	-65.4%	-67.6%	-70.2%	-73.0%	-75.8%	-78.7%	-81.5%	-84.2%	-86.7%

The foregoing tables are intended to isolate the effect of benchmark volatility and benchmark performance on the return of leveraged, inverse or inverse leveraged funds. The Geared Funds’ actual returns may be significantly greater or less than the returns shown above as a result of any of the factors discussed above or under the below risk factor describing correlation risks.

Correlation Risks Specific to the Geared Funds.

In order to achieve a high degree of correlation with their applicable underlying benchmarks, the Geared Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially over- or under-exposed to the benchmarks may prevent such Funds from achieving a high degree of correlation with their applicable underlying benchmarks. Market disruptions or closure, regulatory restrictions or extreme market volatility will adversely affect such Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Because of this, it is unlikely that the Geared Funds will be perfectly exposed (i.e., 2x, -1x, or -2x, as applicable) at the end of each day, and the likelihood of being materially under- or over-exposed is higher on days when the benchmark levels are volatile near the close of the trading day.

For general correlation risks of the Funds, please see “While close tracking of any Fund to its benchmark may be achieved, several factors may affect a Fund’s ability to consistently achieve this correlation.” below.

Intraday Price Performance Risk.

Each Geared Fund is rebalanced at or about the time of its NAV calculation time (which in many cases is other than at the close of the U.S. equity markets). As such, the intraday leveraging of a Fund as reflected in its secondary market price will generally be different from the Fund’s stated daily investment objective (e.g., 2x, -1x or -2x). When shares of a Fund (“Shares”) are bought intraday, the performance of a Geared Fund’s Shares until the Fund’s next NAV calculation will generally be greater than or less than the Fund’s stated daily multiple.

The use of leveraged, inverse and/or inverse leveraged positions could result in the total loss of an investor’s investment.

The Geared Funds that utilize leveraged or inverse leveraged techniques in seeking to achieve their respective investment objectives will lose more money in market environments adverse to their respective daily investment objectives than Funds that do not employ leveraged or inverse leveraged techniques, which could result in the total loss of an investor’s investment.

For example, because the Ultra and UltraShort Funds offered hereby include a two times (2x) or a two times the inverse (-2x) multiplier, a single day price movement approaching 50% at any point in the day in the relevant benchmark could result in the total loss or almost total loss of an investor’s investment if that price movement is contrary to the investment objective of the Fund in which an investor has invested, even if such Fund’s benchmark subsequently moves in an opposite direction, eliminating all or part of the price movement. This would be the case with downward one-day or intraday price movements in the benchmark of an Ultra Fund or upward one-day or intraday price movements in the benchmark of an UltraShort Fund, even though the benchmark (and the reference assets comprising that benchmark) maintains a level greater than zero at all times.

Inverse positions can result in unlimited losses as the benchmark rises. As such, for Short Funds, a single day or intraday price increase approaching 100% in the relevant benchmark could result in the total loss or almost total loss of an investor’s investment even if such Fund’s benchmark subsequently moves lower. This risk exists for all of the Short Funds, and, based on historical intraday volatility measures, may be particularly acute for ProShares Short VIX Futures ETF.

Risks Specific to the VIX Funds

In addition to the risks described elsewhere in this “Risk Factors” section, the following risks apply to the VIX Funds.

The VIX Funds are benchmarked to either the S&P 500 VIX Short-Term Futures Index or the S&P 500 VIX Mid-Term Futures Index (each, a “VIX Futures Index”). They are not benchmarked to the VIX or actual realized volatility of the S&P 500 Index.

The level of each VIX Futures Index is based on the value of the relevant futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange Volatility Index (the “VIX”) comprising the applicable VIX Futures Index. Each VIX Fund is benchmarked to its respective VIX Futures Index and the VIX Funds are not linked to the VIX (which is a measure of implied volatility of the S&P 500 Index over the next 30 days derived from option prices), to realized volatility of the S&P 500 Index or to the options that underlie the VIX calculation. Each VIX Fund should be expected to perform very differently from the VIX over all periods of time. In many cases the VIX Futures Indexes will significantly underperform the VIX. Furthermore, because each VIX Fund may invest in VIX futures contracts other than the VIX futures contracts comprising the Fund’s VIX Futures Index, the VIX Funds may perform differently than their respective VIX Futures Indexes.

VIX futures contracts are not directly based on a tradable underlying asset.

The VIX is not directly investable. The settlement price at maturity of VIX futures contracts are based on the calculation that determines the level of the VIX. As a result, the behavior of the VIX futures contracts may be different from traditional futures contracts whose settlement price is based on a specific tradable asset.

The VIX Futures Indexes and VIX futures have limited historical information.

The VIX Futures Indexes were created in December 2008 and Standard & Poor’s has published limited information about how the VIX Futures Indexes would have performed had they been calculated prior to their creation. In addition, VIX futures contracts have traded freely only since March 26, 2004, and not all futures of all relevant maturities have traded at all times since that date. Because the VIX Futures Indexes and the VIX futures contracts that underlie them are of recent origin and limited historical performance data exists with respect to them, your investment in the Fund may involve a greater risk than investing in alternate instruments linked to one or more indexes with a more established record of performance. A longer history of actual performance may have been helpful in providing more reliable information on which to assess the validity of the proprietary methodology that the VIX Futures Indexes make use of as the basis for an investment decision.

The level of the VIX has historically reverted to a long-term mean level and is subject to the risk associated with reversion to its mean. Accordingly, investors should not expect the VIX Funds to retain any appreciation in value over extended periods of time.

In the past, the level of the VIX has typically reverted over the longer term to a historical mean, and its absolute level has been constrained within a band. It is likely that the spot level of the VIX will continue to be constrained in the future. This means that the level of VIX futures and the VIX Futures Indexes also likely will be constrained within a band and mean reverting over time. Unlike conventional stock-based indexes and funds, it is not expected that the VIX Futures Indexes or the VIX Funds will generally rise over time. Rather the VIX Futures Indexes, the VIX Ultra Funds and the Matching VIX Funds will rise and fall (or fall and rise) and the VIX Short Funds and the VIX UltraShort Funds will fall and rise (or rise and fall) as volatility increases and decreases (or decreases and increases). For most investors this likely implies that the VIX Funds should only be used as a short-term tactical tool or for diversification purposes rather than an investment in anticipation of long-term gains.

When economic uncertainty increases and there is an associated increase in expected volatility, the value of VIX futures contracts will likely also increase and the potential upside of an investment in a VIX Short Fund or VIX UltraShort Fund will correspondingly be limited as a result. Similarly, when economic uncertainty recedes, and there is an associated decrease in expected volatility, the value of VIX futures contracts will likely also decrease and the potential upside of an investment in a VIX Ultra Fund or a Matching VIX Fund will correspondingly be limited as a result.

Risks Related to All Funds

While close tracking of any Fund to its benchmark may be achieved, several factors may affect a Fund’s ability to consistently achieve this correlation.

While the Funds expect to meet their investment objectives, there is no guarantee they will do so. Factors that may affect a Fund’s ability to meet its investment objective include: (1) the ability of ProShare Capital Management LLC (the “Sponsor”) to purchase and sell Financial Instruments (i.e., commodity-based, currency-based or equity market volatility-based instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts as a substitute for investing directly in commodities, currencies or equity market volatility products in order to gain exposure to the commodity index, currency benchmark, commodity, currency or to an equity market volatility index) in a manner that correlates to a Fund’s objective; (2) an imperfect correlation between the performance of the instruments held by a Fund, such as swaps, futures contracts and/or forward contracts, and the performance of the applicable benchmark; (3) bid-ask spreads on such instruments; (4) commission costs; (5) holding instruments traded in a market that has become illiquid or disrupted; (6) a Fund’s Share prices being rounded to the nearest cent; (7) changes to a benchmark that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; and (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; and (10) accounting standards.

Each Fund seeks to provide investment results (before fees and expenses) that correspond to the daily performance (or, in the case of the Geared Funds, correspond to a multiple, the inverse or an inverse multiple of the daily performance) of a benchmark at all times, even during periods when the applicable benchmark is flat as well as when the benchmark is moving in a manner which causes a Fund’s NAV to decline, thereby causing losses to such Fund.

The Funds are not actively managed by traditional methods, which typically involve effecting changes in the composition of a portfolio on the basis of judgments relating to economic, financial and market considerations with a view toward obtaining positive results under all market conditions. Rather, the Sponsor seeks to cause the NAV to track the daily performance of a benchmark in accordance with each Fund’s investment objective, even during periods in which the benchmark is flat or moving in a manner which causes the NAV of a Fund to decline. It is possible to lose money over time when an underlying benchmark is up for the corresponding Ultra Fund, or down for the corresponding Short or UltraShort Fund, due to the effects of daily rebalancing, volatility and compounding (see “Risks Specific to the Geared Funds” for additional details).

The value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by that Fund. Fluctuations in the price of these Financial Instruments or assets could materially adversely affect an investment in the Shares.

With regard to the Commodity Funds and the Commodity Index Funds, several factors may affect the price of an underlying reference asset, and in turn, the Financial Instruments and other assets, if any, owned by such a Fund, including, but not limited to:

•	The recent proliferation of commodity linked exchange-traded products and their unknown effect on the commodity markets.

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

•

A significant change in the attitude of speculators and investors towards a commodity. Should the speculative community take a negative or positive view towards any given commodity, it could cause a change in world prices of any given commodity and the price of Shares based upon a benchmark related to that commodity will be affected.

With regard to the Currency Funds, several factors may affect the value of foreign currencies or the U.S. dollar, and in turn, Financial Instruments and other assets, if any, owned by a Fund, including, but not limited to:

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

With regard to the VIX Funds, several factors may affect the price and/or liquidity of VIX futures contracts and other assets, if any, owned by a Fund, including, but not limited to:

•

Prevailing market prices and forward volatility levels of the U.S. stock markets, the S&P 500 Index, the equity securities included in the S&P 500 Index and prevailing market prices of options on the S&P 500 Index, the VIX, options on the VIX, the relevant VIX futures contracts, or any other financial instruments related to the S&P 500 Index and the VIX or VIX futures;

•	Interest rates;

•

Economic, financial, political, regulatory, geographical, biological or judicial events that affect the level of a VIX Futures Index or the market price or forward volatility of the U.S. stock markets, the equity securities included in the S&P 500 Index, the S&P 500 Index, the VIX or the relevant futures or option contracts on the VIX;

•	Supply and demand as well as hedging activities in the listed and over-the-counter (“OTC”) equity derivative markets; and

•	Disruptions in trading of the S&P 500 Index, futures contracts on the S&P 500 Index or options on the S&P 500 Index.

These factors interrelate in complex ways, and the effect of one factor on the market value of a Fund may offset or enhance the effect of another factor.

Financial Instruments linked to commodities, currencies and/or equity market volatility benchmarks can be highly volatile and the Funds may experience large losses when buying, selling or holding such instruments.

Financial Instruments linked to commodities, currencies and/or equity market volatility benchmarks can be highly volatile and may experience large losses. In particular, trading in VIX futures contracts and natural gas futures contracts (or other Financial Instruments linked to equity market volatility or natural gas) has been very volatile and can be expected to be very volatile in the future. High volatility may have an adverse impact on the Funds, especially the Geared Funds.

Potential negative impact from rolling futures positions.

Certain of the Funds invest in or have exposure to futures contracts and are subject to risks related to rolling. The contractual obligations of a buyer or seller holding to expiration may generally be satisfied by taking or making physical delivery of the underlying reference asset or settling in cash as designated in the contract specifications. Alternatively, futures contracts may be closed out prior to expiration by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Once this date is reached, the futures contract “expires.” As the futures contracts held by a Fund near expiration, they are generally closed out and replaced by contracts with a later expiration. This process is referred to as “rolling.”

When the market for these contracts is such that the prices are higher in the more distant delivery months than in the nearer delivery months, the sale during the course of the “rolling process” of the more nearby contract would take place at a price that is lower than the price of the more distant contract. This pattern of higher futures prices for longer expiration futures contracts is often referred to as “contango.” Alternatively, when the market for these contracts is such that the prices are higher in the nearer months than in the more distant months, the sale during the course of the “rolling process” of the more nearby contract would take place at a price that is higher than the price of the more distant contract. This pattern of higher futures prices of shorter expiration futures contracts is referred to as “backwardation.”

There have been extended periods in which contango or backwardation has existed in the futures contract markets for various types of futures contracts, and such periods can be expected to occur in the future. The presence of contango in certain futures contracts at the time of rolling would be expected to adversely affect the Ultra Funds and Matching VIX Funds, and positively affect the Short Funds and UltraShort Funds. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds and UltraShort Funds and positively affect the Ultra Funds and Matching VIX Funds.

Funds that are designed to track a multiple, the inverse or an inverse multiple of the daily performance of gold or silver bullion (ProShares Ultra Gold, ProShares Short Gold, ProShares UltraShort Gold, ProShares Ultra Silver and ProShares UltraShort Silver) do not invest in bullion itself as certain other exchange-traded products do. Rather such Funds use Financial Instruments to gain exposure to these precious metals. Not investing directly in bullion may introduce additional tracking error and these Funds are subject to the effects of contango and backwardation described above.

Using Financial Instruments such as forwards and futures in an effort to replicate the performance of gold and silver bullion may introduce tracking error to the performance of such Funds. The primary cause of tracking error resulting from not investing directly in bullion is expected to be caused by the need to roll futures or forward contracts as described above and the resulting possibility that contango or backwardation can occur. Gold and silver historically exhibit contango markets during most periods. The existence of historically prevalent contango markets would be expected to adversely affect the Ultra Funds. Alternatively, the existence of backwardated markets in either silver or gold would have an adverse impact on the Short and UltraShort Funds.

Possible illiquid markets may exacerbate losses.

Financial Instruments cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption can also make it difficult to liquidate a position or find a swap or forward contract counterparty at a reasonable cost.

There can be no assurance that market illiquidity will not cause losses for the Funds. The large size of the positions which the Funds may acquire increases the risk of illiquidity by both making their positions more difficult to liquidate and increasing the losses incurred while trying to do so. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Funds will typically invest in Financial Instruments related to one benchmark, which in many cases is highly concentrated.

It may not be possible to gain exposure to the benchmarks using exchange-traded Financial Instruments in the future.

The Funds may utilize exchange-traded Financial Instruments. It may not be possible to gain exposure to the benchmarks with these Financial Instruments in the future. If these Financial Instruments cease to be traded on regulated exchanges, they may be replaced with Financial Instruments traded on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such Financial Instruments, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the provisions of, and the protections afforded by, the U.S. Commodity Exchange Act of 1936 (the “CEA”), or other applicable statutes and related regulations, that govern trading on regulated U.S. futures exchanges, or similar statutes and regulations that govern trading on regulated U.K. futures exchanges. In addition, many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities, and the inclusion of such contracts in a benchmark index, may be subject to certain risks not presented by U.S. or U.K. exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

Fees are charged regardless of a Fund’s returns and may result in depletion of assets.

The Funds are subject to the fees and expenses described herein which are payable irrespective of a Fund’s returns. Such fees and expenses include asset-based fees of 0.95% per annum of each Geared Fund’s average daily NAV and 0.85% per annum of each Matching VIX Fund’s average daily NAV, as well as the effects of commissions, trading spreads, and embedded financing, borrow costs and fees associated with swaps, forwards, futures contracts, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities. Additional charges may include other fees as applicable.

To the extent that a Fund benchmark is an index, changes implemented by the index provider that affect the composition and valuation of the index could adversely affect the value of an investment in a Fund’s Shares.

Certain Fund benchmarks are indexes maintained by index providers that are unaffiliated with the Funds or the Sponsor. The policies implemented by index providers concerning the calculation of the level of an index or the composition of an index could affect the level of the index and, therefore, the value of Shares. The index providers may change the composition of its indexes, or make other methodological changes that could change the level of an index. Additionally, the index providers may alter, discontinue or suspend calculation or dissemination an index. Any of these actions could adversely affect the value of Shares of a Fund using that index as a benchmark. Index providers have no obligation to consider Fund shareholder interests in calculating or revising an index. Any of these actions could adversely affect the value of Fund Shares. Calculation of an index may not be possible or feasible under certain events or circumstances that are beyond the reasonable control of the Sponsor, which in turn may adversely impact both the index and/or the Shares, as applicable. Additionally, index calculations may be disrupted by rollover disruptions, rebalancing disruptions and/or market emergencies, which may have an adverse effect on the value of the Shares.

The Funds are subject to counterparty risks, credit risks and other risks associated with swap agreements and forward contracts, which could result in significant losses to such Funds.

Certain of the Funds may use swap agreements and/or forward contracts as a means to achieve their respective investment objectives. These Financial Instruments are traded over the counter and are essentially unregulated by the Commodity Futures Trading Commission (“CFTC”). Investors, therefore, do not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with each Fund’s swap agreements or forward contracts. The lack of regulation in these markets could expose investors to significant losses under certain circumstances including in the event of trading abuses or financial failure by participants.

Unlike in futures contracts, the counterparty to swap agreements or forward contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, a Fund is subject to credit risk with respect to the amount it expects to receive from counterparties to swaps and forward contracts entered into as part of that Fund’s principal investment strategy. If a counterparty becomes bankrupt or otherwise fails to perform its obligations, a Fund could suffer significant losses on these contracts and the value of an investor’s investment in a Fund may decline.

The Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty. To the extent any such collateral is otherwise insufficient, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings. The Funds typically enter into transactions only with large, well-capitalized and well established financial institutions.

Swaps or forward contracts have terms that make them less marketable than futures contracts. Swaps or forward contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, are not transferable without the consent of the counterparty. Swap agreements and forward contracts may entail breakage costs if terminated prior to the final maturity date.

If the value of the Fund’s benchmark has a dramatic intraday move in value that would cause a material decline in the Fund’s NAV, the terms of the swap may permit the counterparty to immediately close out the transaction with the Fund. In that event, it may not be possible for the Fund to enter into another swap agreement or to invest in other Financial Instruments necessary to achieve the desired exposure consistent with the Fund’s objective. This, in turn, may prevent the fund from achieving its investment objective, even if the value of the Fund’s benchmark reverses all or part of its intraday move by the end of the day.

Historical correlation trends between Fund benchmarks and other asset classes may not continue or may reverse, limiting or eliminating any potential diversification or other benefit from owning a Fund.

To the extent that an investor purchases a Fund seeking diversification benefits based on the historic correlation (whether positive or negative) between the returns of the commodity, equity market volatility or currency markets and other asset classes, such historic correlation may not continue or may reverse itself. In this circumstance, the diversification or other benefits sought may be limited or nonexistent.

The Funds have limited or no operating history, and, as a result, investors have only a limited performance history, if any, to serve as a factor for evaluating an investment in the Funds.

The Funds have limited or no performance history upon which to evaluate an investor’s investment in the Funds. Although past performance is not necessarily indicative of future results, if the Funds had longer performance histories, or any performance history in the case of ProShares Short DJ-UBS Natural Gas, ProShares Short Gold Fund, ProShares UltraShort VIX Short-Term Futures ETF, ProShares UltraVIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF or ProShares UltraShort VIX Mid-Term Futures ETF, such performance histories might (or might not) provide investors with more information on which to evaluate an investment in the Funds. Likewise, certain benchmarks have a limited history which might (or might not) provide investors with more information on which to evaluate an investment in the Funds.

Investors cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Funds.

Investors cannot be assured that the Sponsor will be able to continue to service the Funds for any length of time. If the Sponsor discontinues its activities on behalf of the Funds, the Funds may be adversely affected, as there may be no entity servicing the Funds for a period of time. If the Sponsor’s registrations with the CFTC or memberships in the National Futures Association were revoked or suspended, the Sponsor would no longer be able to provide services and/or to render trading advice to the Funds. As the Funds themselves are not registered with the CFTC in any capacity, if the Sponsor were unable to provide services and/or trading advice to the Funds, the Funds would be unable to pursue their investment objectives unless and until the Sponsor’s ability to provide services and trading advice to the Funds was reinstated or a replacement for the Sponsor as commodity pool operator and/or commodity trading advisor could be found. Such an event could result in termination of the Funds.

The lack of active trading markets for the Shares of the Funds may result in losses on investors’ investments at the time of disposition of Shares.

Although the Shares of the Funds are or will be listed and traded on the NYSE Arca, there can be no guarantee that an active trading market for the Shares of the Funds will develop or be maintained. If investors need to sell their Shares at a time when no active market for them exists, the price investors receive for their Shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist.

Investors may be adversely affected by redemption or creation orders that are subject to postponement, suspension or rejection under certain circumstances.

A Fund may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which the NYSE Arca, New York Stock Exchange or any other exchange, marketplace or trading center, deemed to affect the normal operations of the Funds, is closed, or when trading is restricted or suspended or restricted on such exchanges in any of the Funds’ futures contracts, (2) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, or (3) such other period as the Sponsor determines to be necessary for the protection of the shareholders of the Funds. In addition, a Fund will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful.

Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of the Funds decline during the period of delay. The Funds disclaim any liability for any loss or damage that may result from any such suspension or postponement. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the Exchange, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

The NAV may not always correspond to market price and, as a result, investors may be adversely affected by the creation or redemption of Creation Units at a value that differs from the market price of the Shares.

The NAV per Share of a Fund changes as fluctuations occur in the market value of a Fund’s portfolio. Investors should be aware that the public trading price of a number of Shares of a Fund otherwise amounting to a Creation Unit may be different from the NAV of an actual Creation Unit (i.e., 50,000 individual Shares may trade at a premium over, or a discount to, NAV of a Creation Unit of Shares of a Geared Fund or 25,000 individual Shares may trade at a premium over, or a discount to, NAV of a Creation Unit of Shares of a Matching VIX Fund) and similarly the public trading price per Share of a Fund may be different from the NAV per Share of the Fund. Consequently, an Authorized Participant may be able to create or redeem a Creation Unit of Shares of a Fund at a discount or a premium to the public trading price per Share of that Fund. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares of a Fund are closely related, but not identical, to the same forces influencing the price of an underlying reference asset at any point in time.

Authorized Participants or their clients or customers may have an opportunity to realize a profit if they can purchase a Creation Unit at a discount to the public trading price of the Shares of a Fund or can redeem a Creation Unit at a premium over the public trading price of the Shares of a Fund. The Sponsor expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track NAV per Share of the Funds closely over time.

The value of a Share of a Fund may be influenced by non-concurrent trading hours between the NYSE Arca and the market in which the Financial Instruments (or related reference assets) held by a Fund are traded. The Shares of each Fund trade, or will trade, on the NYSE Arca from 9:30 a.m. to 4:00 p.m. (Eastern Time). The Financial Instruments (and/or the reference assets) held by a particular Fund, however, may have different fixing or settlement times. Consequently, liquidity in the Financial Instruments underlying the applicable benchmark may be reduced after the close of trading on the applicable exchange. As a result, during the time when the NYSE Arca is open and the exchange on which the Financial Instruments underlying the applicable benchmark are traded is closed, trading spreads and the resulting premium or discount on the Shares of a Fund may widen, and, therefore, increase the difference between the price of the Shares of a Fund and the NAV of such Shares.

The number of underlying components included in a Fund’s benchmark may impact volatility, which could adversely affect an investment in the Shares.

Each of the indices for the Commodity Index Funds is concentrated in terms of the number and type of commodities represented, and some of the sub-indices are solely concentrated in a single commodity. The benchmarks for the Commodity Funds, the VIX Funds and the Currency Funds are concentrated solely on a reference asset. Investors should be aware that other commodity, volatility and currency benchmarks may be more diversified in terms of both the number and variety of commodities and currencies included or in terms of the volatility exposure offered. Concentration in fewer underlying reference assets may result in a greater degree of volatility in a benchmark and the NAV of the Fund which tracks that benchmark under specific market conditions and over time.

Trading on exchanges outside the United States is not subject to U.S. regulation and may result in different or diminished investor protections.

Some of the Funds’ trading may be conducted on exchanges outside the United States. Trading on such exchanges is not regulated by any U.S. governmental agency and may involve certain risks not applicable to trading on U.S. exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, the Shares are subject to the risk of adverse exchange rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such investors would not have otherwise been subject had the Funds’ trading been limited to U.S. markets.

Competing claims of intellectual property rights may adversely affect the Funds and an investment in the Shares.

Although the Sponsor does not anticipate that such claims will adversely impact the Funds, it is impossible to provide definite assurances that no such negative impact will occur. The Sponsor believes that it has properly licensed or obtained the appropriate consent of all necessary parties with respect to intellectual property rights. However, other third parties could allege ownership as to such rights and may bring an action in asserting their claims. To the extent any action is brought by a third party asserting such rights, the expenses in litigating, negotiating, cross-licensing or otherwise settling such claims may adversely affect the Funds.

Investors may be adversely affected by an overstatement or understatement of the NAV calculation of the Funds due to the valuation method employed on the date of NAV calculation.

Calculating the NAV of the Funds includes, in part, any unrealized profits or losses on open Financial Instrument positions. Under normal circumstances, the NAV of a Fund reflects the value of the Financial Instruments held by a Fund, as of the time the NAV is being calculated. However, if any of the Financial Instruments held by a Fund could not be purchased or sold on a day when a Fund is accepting creation and redemption orders (due to the operation of daily limits or other rules of the exchange or otherwise), a Fund may be improperly exposed which could cause it to fail to meet its stated investment objective. Alternatively, a Fund may attempt to calculate the fair value of such Financial Instruments. In such a situation, there is a risk that the calculation of the relevant benchmark, and therefore, the NAV of the applicable Fund on such day, may not accurately reflect the realizable market value of the Financial Instruments underlying such benchmark.

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

Trading in Shares of a Fund may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares of a Fund inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified decline or rise in a market index (e.g., Dow Jones Industrial Average) or in the price of a Fund’s Shares. Additionally the ability to short sell a Fund’s Shares may be restricted when there is a 10% or greater change from the previous day’s official closing price. There can be no assurance that the requirements necessary to maintain the listing of the Shares of a Fund will continue to be met or will remain unchanged.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 Act (the “1940 Act”).

None of the Funds are subject to registration or regulation under the 1940 Act. Consequently, shareholders do not have the regulatory protections provided to investors in investment companies.

Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights.

The Shares have limited voting and distribution rights. For example, shareholders do not have the right to elect directors, the Funds may enact splits or reverse splits without shareholder approval and the Funds are not required to pay regular distributions, although the Funds may pay distributions at the discretion of the Sponsor.

The value of the Shares will be adversely affected if the Funds are required to indemnify the Trustee.

Under the Amended and Restated Trust Agreement of the Trust, as may be further amended and restated from time to time (the “Trust Agreement”), the Trustee has the right to be indemnified for any liability or expense incurred without gross negligence or willful misconduct. That means the Sponsor may require the assets of a Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the NAV of one or more of the Funds.

Although the Shares of the Funds are limited liability investments, certain circumstances such as bankruptcy of a Fund will increase a shareholder’s liability.

The Shares of the Funds are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, shareholders could be required, as a matter of bankruptcy law, to return to the estate of a Fund any distribution they received at a time when such Fund was in fact insolvent or in violation of the Trust Agreement.

Failure of the Futures Commission Merchants (each, an “FCM”) to segregate assets may increase losses in the Funds.

The CEA requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. There is a risk that assets deposited by the Sponsor on behalf of the Funds as margin with the FCMs may, in certain circumstances, be used to satisfy losses of other clients of the FCMs. If an FCM fails to segregate the funds received from the Sponsor, the assets of the Funds might not be fully protected in the event of the FCM’s bankruptcy. Furthermore, in the event of an FCM’s bankruptcy, Fund Shares could be limited to recovering only a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts, even though certain property specifically traceable to a particular Fund was held by the FCM. Each FCM may, from time to time, have been the subject of certain regulatory and private causes of action.

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

Each Fund is a separate series of a Delaware statutory trust and not itself a separate legal entity. Section 3804(a) of the Delaware Statutory Trust Act (the “DSTA”) provides that if certain provisions are in the formation and governing documents of a statutory trust organized in series, and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records (directly or indirectly, including through a nominee or otherwise) and accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof, and none of the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the statutory trust generally or any other series thereof shall be enforceable against the assets of such series. The Sponsor is not aware of any court case that has interpreted Section 3804(a) of the DSTA or provided any guidance as to what is required for compliance. The Sponsor maintains separate and distinct records for each Fund and accounts for them separately, but it is possible a court could conclude that the methods used did not satisfy Section 3804(a) of the DSTA and thus potentially expose assets in one Fund to the liabilities of another Fund.

Shareholders’ tax liability will exceed cash distributions on the Shares.

Shareholders of each Fund are subject to U.S. federal income taxation and, in some cases, state, local, or foreign income taxation on their share of the Fund’s taxable income, whether or not they receive cash distributions from the Fund. Each Fund does not currently expect to make distributions with respect to capital gains or ordinary income. Accordingly, shareholders of a Fund will not receive cash distributions equal to their share of the Fund’s taxable income or the tax liability that results from such income. A Fund’s income, gains, losses and deductions are allocated to shareholders on a monthly basis. If you own Shares in a Fund at the beginning of a month and sell them during the month, you are generally still considered a shareholder through the end of that month.

The U.S. Internal Revenue Service (“IRS”) could adjust or reallocate items of income, gain, deduction, loss and credit with respect to the Shares if the IRS does not accept the assumptions or conventions utilized by the Fund.

U.S. federal income tax rules applicable to partnerships are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. The Funds apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to shareholders in a manner that reflects the shareholders’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the Internal Revenue Code of 1986, as amended or the Treasury regulations promulgated thereunder and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to investors.

Shareholders of each Fund may recognize significant amounts of ordinary income and short-term capital gain.

Due to the investment strategy of the Funds, the Funds may realize and pass-through to Shareholders significant amounts of ordinary income and short-term capital gains as opposed to long-term capital gains, which generally are taxed at a preferential rate. A Fund’s income, gains, losses and deductions are allocated to shareholders on a monthly basis. If you own shares in a Fund at the beginning of a month and sell them during the month, you are generally still considered a shareholder through the end of that month.

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

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the Securities and Exchange Commission (“SEC”), CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of swaps and futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Funds is impossible to predict, but could be substantial and adverse.

In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Act will make sweeping changes to the way in which the U.S. financial system is supervised and regulated. Title VII of the Dodd-Frank Act sets forth a new legislative framework for OTC derivatives, including Financial Instruments, such as swaps, in which certain of the Funds may invest. Title VII of the Dodd-Frank Act makes broad changes to the OTC derivatives market, grants significant new authority to the SEC and the CFTC to regulate OTC derivatives and market participants, and will require clearing and exchange trading of many OTC derivatives transactions.

Provisions in the Dodd-Frank Act include the requirement that position limits on commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the Dodd-Frank Act and applicable regulations; and the forced use of clearinghouse mechanisms for many OTC derivative transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in OTC contracts.

The CFTC, SEC and other federal regulators have been tasked with developing the rules and regulations enacting the provisions of the Dodd-Frank Act. It is not possible at this time to gauge the exact nature and scope of the impact of the Dodd-Frank Act on any of the Funds. The new law and the rules to be promulgated may negatively impact a Fund’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. In particular, new position limits imposed on a Fund or its counterparties may impact that Fund’s ability to invest in a manner that efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of a Fund’s investments and cost of doing business, which could adversely affect investors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	The Trust initially registered Shares on Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all Shares registered and re-allocated the remaining amount of the Shares registered among the Funds pursuant to its Registration Statement on Form S-3 (No. 333-163511), which became effective on December 4, 2009, and registered additional Shares and Funds pursuant to Post-Effective Amendments to that Registration Statement, which became effective on May 28, 2010 and December 23, 2010. Additional amounts were registered pursuant to subsequent Prospectus Supplements, which aggregate total amounts are reflected in the “Amount Registered” column below. Substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions. Each Leveraged Fund continuously offers and redeems its Shares in blocks of 50,000 Shares. Each VIX Fund continuously offers and redeems its Shares in blocks of 25,000 Shares.

Title of Securities Registered	Amount Registered	Shares Sold for the three months ended September 30, 2011	Sale Price of Shares Sold for the three months ended September 30, 2011
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$300,000,000	—	$—
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest	$3,000,000,000	10,900,000	$352,846,722
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest	$1,500,000,000	950,000	$48,259,456
ProShares Ultra DJ-UBS Natural Gas Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares Short DJ-UBS Natural Gas Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares UltraShort DJ-UBS Natural Gas Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares Ultra Gold Common Units of Beneficial Interest	$1,000,000,000	900,000	$92,734,651
ProShares Short Gold Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares UltraShort Gold Common Units of Beneficial Interest	$1,000,000,000	6,900,000	$118,038,645
ProShares Ultra Silver Common Units of Beneficial Interest	$2,000,000,000	4,800,000	$337,790,511
ProShares UltraShort Silver Common Units of Beneficial Interest	$2,100,000,000	17,200,000	$223,296,405
ProShares Ultra Euro Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares UltraShort Euro Common Units of Beneficial Interest	$2,103,506,872	17,550,000	$314,609,537
ProShares Ultra Yen Common Units of Beneficial Interest	$500,000,000	50,000	$1,696,147
ProShares UltraShort Yen Common Units of Beneficial Interest	$1,300,000,000	—	$—
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$800,000,000	2,250,000	$139,655,248
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$500,000,000	50,000	$4,347,490
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$500,000,000	—	$—
Total:	$20,103,506,872	61,550,000	$1,633,274,812

(c)	From July 1, 2011 through September 30, 2011, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Ultra DJ-UBS Commodity
07/01/11 to 07/31/11	50,000	$36.41
08/01/11 to 08/31/11	—	—
09/01/11 to 09/30/11	—	—
ProShares UltraShort DJ-UBS Commodity
07/01/11 to 07/31/11	350,000	44.55
08/01/11 to 08/31/11	50,000	47.91
09/01/11 to 09/30/11	—	—
ProShares Ultra DJ-UBS Crude Oil
07/01/11 to 07/31/11	2,750,000	44.42
08/01/11 to 08/31/11	1,850,000	34.39
09/01/11 to 09/30/11	2,350,000	33.31
ProShares UltraShort DJ-UBS Crude Oil
07/01/11 to 07/31/11	700,000	47.41
08/01/11 to 08/31/11	2,300,000	59.25
09/01/11 to 09/30/11	150,000	64.66
ProShares Ultra Gold
07/01/11 to 07/31/11	—	—
08/01/11 to 08/31/11	50,000	100.70
09/01/11 to 09/30/11	200,000	118.08
ProShares UltraShort Gold
07/01/11 to 07/31/11	—	—
08/01/11 to 08/31/11	—	—
09/01/11 to 09/30/11	1,650,000	18.35
ProShares Ultra Silver
07/01/11 to 07/31/11	500,000	104.01
08/01/11 to 08/31/11	1,300,000	105.63
09/01/11 to 09/30/11	600,000	93.66
ProShares UltraShort Silver
07/01/11 to 07/31/11	—	—
08/01/11 to 08/31/11	7,750,000	13.09
09/01/11 to 09/30/11	11,950,000	17.71
ProShares Ultra Euro
07/01/11 to 07/31/11	—	—
08/01/11 to 08/31/11	—	—
09/01/11 to 09/30/11	—	—
ProShares UltraShort Euro
07/01/11 to 07/31/11	2,900,000	17.28
08/01/11 to 08/31/11	1,700,000	17.34
09/01/11 to 09/30/11	2,100,000	19.04
ProShares Ultra Yen
07/01/11 to 07/31/11	—	—
08/01/11 to 08/31/11	—	—
09/01/11 to 09/30/11	—	—
ProShares UltraShort Yen
07/01/11 to 07/31/11	83,333	43.72
08/01/11 to 08/31/11	1,033,333	42.83
09/01/11 to 09/30/11	166,667	41.15
ProShares VIX Short-Term Futures ETF
07/01/11 to 07/31/11	1,250,000	48.96
08/01/11 to 08/31/11	1,625,000	69.33
09/01/11 to 09/30/11	150,000	105.06
ProShares VIX Mid-Term Futures ETF
07/01/11 to 07/31/11	50,000	58.89
08/01/11 to 08/31/11	—	—
09/01/11 to 09/30/11	75,000	85.92
Total:	45,683,333	31.83

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
101.INS	XBRL Instance Document(3)
101.SCH	XBRL Taxonomy Extension Schema(3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(3)
101.LAB	XBRL Taxonomy Extension Label Linkbase(3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(3)

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg
By: Louis Mayberg Principal Executive Officer

Date: November 9, 2011

/s/ Edward Karpowicz
By: Edward Karpowicz Principal Financial Officer

Date: November 9, 2011