Form 10-K
period 2011-12-31
ProShares Trust II
filed 2012-02-29
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

The aggregate market value of each Fund’s units held by non-affiliates as of June 30, 2011 and the number of outstanding units for each Fund as of February 23, 2012 are included in the table below.

	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of June 30, 2011	Number of Outstanding Units as of February 23, 2012
ProShares Ultra DJ-UBS Commodity	$16,690,000	350,014
ProShares UltraShort DJ-UBS Commodity	29,688,457	159,997
ProShares Ultra DJ-UBS Crude Oil	421,764,864	6,649,170
ProShares UltraShort DJ-UBS Crude Oil	162,013,170	4,119,944
ProShares Ultra DJ-UBS Natural Gas	0	1,700,010
ProShares Short DJ-UBS Natural Gas	0	4
ProShares UltraShort DJ-UBS Natural Gas	0	150,010
ProShares Ultra Gold	280,247,000	4,100,014
ProShares Short Gold	0	4
ProShares UltraShort Gold	96,316,162	8,689,901
ProShares Ultra Silver	865,830,000	13,950,028
ProShares UltraShort Silver	668,341,067	22,244,369
ProShares UltraPro Australian Dollar	0	5
ProShares Ultra Australian Dollar	0	5
ProShares Short Australian Dollar	0	5
ProShares UltraShort Australian Dollar	0	5
ProShares UltraPro Short Australian Dollar	0	5
ProShares UltraPro Canadian Dollar	0	5
ProShares Ultra Canadian Dollar	0	5
ProShares Short Canadian Dollar	0	5
ProShares UltraShort Canadian Dollar	0	5
ProShares UltraPro Short Canadian Dollar	0	5
ProShares UltraPro Euro	0	5
ProShares Ultra Euro	9,048,000	400,014
ProShares Short Euro	0	5
ProShares UltraShort Euro	632,690,000	44,350,014
ProShares UltraPro Short Euro	0	5
ProShares UltraPro Swiss Franc	0	5
ProShares Ultra Swiss Franc	0	5
ProShares Short Swiss Franc	0	5
ProShares UltraShort Swiss Franc	0	5
ProShares UltraPro Short Swiss Franc	0	5
ProShares UltraPro U.S. Dollar	0	5
ProShares Ultra U.S. Dollar	0	5
ProShares Short U.S. Dollar	0	5
ProShares UltraShort U.S. Dollar	0	5
ProShares UltraPro Short U.S. Dollar	0	5
ProShares UltraPro Yen	0	5
ProShares Ultra Yen	3,378,000	150,014
ProShares Short Yen	0	5
ProShares UltraShort Yen	356,311,500	5,899,294
ProShares UltraPro Short Yen	0	5
ProShares Ultra VIX Short-Term Futures ETF	0	4,450,010
ProShares VIX Short-Term Futures ETF	46,822,000	1,575,005
ProShares Short VIX Short-Term Futures ETF	0	100,010
ProShares UltraShort VIX Short-Term Futures ETF	0	10
ProShares Ultra VIX Mid-Term Futures ETF	0	10
ProShares VIX Mid-Term Futures ETF	13,900,500	1,525,005
ProShares Short VIX Mid-Term Futures ETF	0	10
ProShares UltraShort VIX Mid-Term Futures ETF	0	10
ProShares Managed Futures Strategy	0	5
ProShares Commodity Managed Futures Strategy	0	5
ProShares Financial Managed Futures Strategy	0	5

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

PROSHARES TRUST II

Part I

Item 1.	Business.

Summary

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series (each, a “Fund” and collectively, the “Funds”). The following eighteen series of the Trust: (i) ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”), issue common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, Geared VIX Fund and Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”), as further described below.

The Trust has also registered shares for thirty-five additional series: (i) ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (each, a “Short Fund” and collectively, the “Short Funds”); (ii) ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (each, a “New Geared VIX Fund” and collectively, the “New Geared VIX Funds”); (iii) ProShares Managed Futures Strategy, ProShares Commodity Managed Futures Strategy and ProShares Financial Managed Futures Strategy (each, a “Managed Futures Fund” and collectively, the “Managed Futures Funds”); (iv) ProShares UltraPro Australian Dollar, ProShares Ultra Australian Dollar, ProShares Short Australian Dollar, ProShares UltraShort Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares Short Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares Short Yen and ProShares UltraPro Short Yen (each, a “New Currency Fund” and collectively, the “New Currency Funds”); and (v) ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar, ProShares UltraPro Short U.S. Dollar (each, a “Currency Index Fund” and collectively, the “Currency Index Funds”). The Short Funds, the New Geared VIX Funds, the Managed Futures Funds and the New Currency Funds are collectively referred to as the “New Funds” in this Annual Report on Form 10-K. The Geared VIX Funds, the New Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Annual Report on Form 10-K. The Leveraged Funds, the Short Funds, the Geared VIX Funds, the New Geared VIX Funds and the New Currency Funds, are collectively referred to as the “Geared Funds” in this Annual Report on Form 10-K.

As of December 31, 2011, each of the Short Funds, the Managed Futures Funds and the New Currency Funds had seed capital of $200 and each of the New Geared VIX Funds had seed capital of $400, but none of the New Funds had commenced investment operations; therefore, this Annual Report on Form 10-K does not include Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, Statements of Cash Flows, results of operations or any other financial information for the New Funds.

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

Groups of Funds are collectively referred to in this Annual Report on Form 10-K in several different ways. References to “UltraPro Funds,” “Ultra Funds,” “Short Funds,” “UltraShort Funds” or “UltraPro Short Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds,” “Commodity Funds,” “Currency Index Funds” or “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” refer to the different Funds based upon their investment objective and their general benchmark categories. References to “Managed Futures Funds” refer to the different Funds according to which index the Fund intends to gain exposure.

As further described below, each “UltraPro” Fund will seek daily investment results (before fees and expenses) that correspond to three times (3x) the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks or will seek daily investment results (before fees and expenses) that correspond to twice (2x) the daily performance of its corresponding benchmark. Each “Short” Fund will seek daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks or will seek daily investment results (before fees and expenses) that correspond to twice the inverse (-2x) of the daily performance of its corresponding benchmark. Each “UltraPro Short” Fund will seek daily investment results (before fees and expenses) that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Daily performance is measured from the calculation of one NAV to the next.

Each of the Geared Funds generally invests or will invest in Financial Instruments (i.e., commodity-based, currency-based or equity market volatility-based instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts) as a substitute for investing directly in commodities, currencies or equity market volatility products in order to gain exposure to the commodity index, currency benchmark, commodity, currency or an equity market volatility index. The Financial Instruments in which ProShares Short DJ-UBS Natural Gas will invest are limited to futures contracts. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results for the Funds. Each Matching VIX Fund seeks daily investment results (before fees and expenses) that match the performance of a benchmark. Each Geared VIX Fund and New Geared VIX Fund seeks or will seek daily investment results (before fees and expenses) that correspond to a multiple or the inverse of the daily performance of a benchmark. Each VIX Fund intends to obtain exposure to its benchmark by investing in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”). The Managed Futures Funds will seek to provide investment results (before fees and expenses) that correspond to the performance of the S&P Dynamic Futures Index (the “DFI” or the “Index”), the S&P Dynamic Commodities Futures Index (the “DCFI”) or the S&P Dynamic Financial Futures Index (the “DFFI”) (each a “Sub-Index” and collectively, the “Sub-Indexes”). Each Managed Futures Fund intends to obtain exposure to the Index or to a Sub-Index, as applicable, by primarily investing in unleveraged positions in U.S. exchange-traded futures contracts on sixteen different tangible commodities (the “Commodities Futures Contracts”) or futures contracts on eight different financials, such as major currencies and U.S. Treasury securities (the “Financials Futures Contracts” and together with the Commodities Futures Contracts, the “Index Components”).

Each Geared Fund seeks or will seek investment results for a single day only, not for longer periods. This is different from most exchange-traded funds and means that the return of such Geared Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from 3x, 2x, -1x, -2x or -3x of the return of the index to which such Geared Fund is benchmarked for that period. In periods of higher market volatility, the volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds are riskier than similarly benchmarked exchange-traded funds that are not geared. Accordingly, these funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily inverse investment results. Shareholders should actively monitor their investments.

The Matching VIX Funds seek to achieve their stated investment objective both over a single day and over time. The Managed Futures Funds seek to achieve their stated investment objective over time.

Each Geared Fund continuously offers and redeems, or will offer and redeem, and each Managed Futures Fund will offer and redeem, its Shares in blocks of 50,000 Shares. Each Matching VIX Fund will continuously offer and redeem shares in blocks of 25,000 Shares (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with one or more of the Funds. Shares of the Funds are offered to Authorized Participants in Creation Units at each Fund’s respective net asset value per Share (“NAV”). Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of each Fund on the NYSE Arca, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from any Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.

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

Investment Objectives and Principal Investment Strategies

Investment Objectives

The Geared Funds

Investment Objectives of the “UltraPro” Funds

Each “UltraPro” Fund will seek daily investment results (before fees and expenses) that correspond to three times (3x) the daily performance, whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If an UltraPro Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately three times as much on a percentage basis as its corresponding benchmark when the benchmark rises on a given day. Conversely, its value on a given day (before fees and expenses) should lose approximately three times as much on a percentage basis as the corresponding benchmark when the benchmark declines on a given day. Each UltraPro Fund will acquire long exposure in any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable UltraPro Fund’s benchmark such that each UltraPro Fund will have approximately 3x the exposure to the corresponding benchmark at the time of the NAV calculation.

Investment Objectives of the “Ultra” Funds

Each “Ultra” Fund seeks or will seek daily investment results (before fees and expenses) that correspond to twice (2x) the daily performance, whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If an Ultra Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately twice as much on a percentage basis as its corresponding benchmark when the benchmark rises on a given day. Conversely, its value on a given day (before fees and expenses) should lose approximately twice as much on a percentage basis as the corresponding benchmark when the benchmark declines on a given day. Each Ultra Fund acquires or will acquire long exposure in any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable Ultra Fund’s benchmark such that each Ultra Fund has or will have approximately 2x the exposure to the corresponding benchmark at the time of the NAV calculation.

Investment Objectives of the “Short” Funds

Each “Short” Fund will seek daily investment results (before fees and expenses) that correspond to the inverse (-1) of the daily performance, whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If a “Short” Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately as much on a percentage basis as its corresponding benchmark when the benchmark falls on a given day. Conversely, its value on a given day (before fees and expenses) should lose approximately as much on a percentage basis as the corresponding benchmark when the benchmark rises on a given day. Each Short Fund will acquire short exposure in any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable Short Fund’s benchmark, such that each Short Fund will have approximately -1x the exposure to the corresponding benchmark at the time of the NAV calculation.

Investment Objectives of the “UltraShort” Funds

Each “UltraShort” Fund seeks or will seek daily investment results (before fees and expenses) that correspond to twice the inverse (-2x) of the daily performance, whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If an UltraShort Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately twice as much on a percentage basis as its corresponding benchmark when the benchmark falls on a given day. Conversely, its value on a given day (before fees and expenses) should lose approximately twice as much on a percentage basis as the corresponding benchmark when the benchmark rises on a given day. An UltraShort Fund acquires or will acquire short exposure in any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable UltraShort Fund’s benchmark, such that each UltraShort Fund has or will have approximately -2x the exposure to the corresponding benchmark at the time of the NAV calculation.

Investment Objectives of the “UltraPro Short” Funds

Each “UltraPro Short” Fund will seek daily investment results (before fees and expenses) that correspond to three times the inverse (-3x) of the daily performance, whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If an UltraPro Short Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately three times as much on a percentage basis as its corresponding benchmark when the benchmark falls on a given day. Conversely, its value on a given day (before fees and expenses) should lose approximately three times as much on a percentage basis as the corresponding benchmark when the benchmark rises on a given day. An UltraPro Short Fund will acquire short exposure in any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable UltraPro Short Fund’s benchmark, such that each UltraPro Short Fund will have approximately -3x the exposure to the corresponding benchmark at the time of the NAV calculation.

The Matching VIX Funds

Investment Objectives of the “Matching VIX” Funds

Each “Matching VIX” Fund seeks results (before fees and expenses), both over a single day and over time, that match the performance of its benchmark shown below. The S&P 500 VIX Short-Term Futures Index and the S&P VIX Mid-Term Futures Index (each a “VIX Futures Index,” and together, the “VIX Futures Indexes”) seek to offer exposure to forward market equity volatility through publicly traded futures markets. If a Matching VIX Fund is successful in meeting its objective, its value (before fees and expenses) should gain approximately as much on a percentage basis as the level of its corresponding VIX Futures Index when the benchmark rises. Conversely, its value (before fees and expenses) should lose approximately as much on a percentage basis as the level of its benchmark when the benchmark declines. Each Matching VIX Fund acquires exposure through VIX futures contracts, such that each Matching VIX Fund has exposure intended to approximate its applicable VIX Futures Index at the time of its NAV calculation. The VIX Futures Indexes track the performance of VIX futures contracts; they do not track the performance of the VIX, and the Matching VIX Funds should not be expected to match the performance of the VIX.

The Managed Futures Funds

Investment Objectives of the “Managed Futures” Funds

Each “Managed Futures” Fund will seek to provide investment results (before fees and expenses) that correspond to the performance of the Index or Sub-Index, as applicable. ProShares Managed Futures Strategy will seek to provide investment results corresponding to the Index, while ProShares Commodity Managed Futures Strategy and ProShares Financial Managed Futures Strategy will seek to provide investment results corresponding to the DCFI and the DFFI, respectively. The Index is designed to capture the economic benefit derived from both rising and declining trends in the futures prices of the Index Components, generally without leverage. The DCFI is designed to capture the economic benefit derived from both rising and declining trends in the futures prices of the Commodities Futures Contracts, and the DFFI is designed to capture the economic benefit derived from both rising and declining trends in the futures prices of the Financials Futures Contracts. If a Managed Futures Fund is successful in meeting its objective, its value (before fees and expenses) should gain approximately as much on a percentage basis as the level of the corresponding Index or Sub-Index when such Index or Sub-Index rises. Conversely, its value (before fees and expenses) should lose approximately as much on a percentage basis as the level of the corresponding Index or Sub-Index when such Index or Sub-Index declines. Each Fund acquires exposure through the Financial Instruments, such that the Fund has exposure intended to approximate its applicable Index or Sub-Index at the time of its NAV calculation.

The corresponding benchmark for each Fund is listed below:

ProShares Ultra DJ-UBS Commodity and ProShares UltraShort DJ-UBS Commodity: The Dow Jones-UBS Commodity IndexSM. The Dow Jones-UBS Commodity Index is designed to track commodity futures prices.

ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort DJ-UBS Crude Oil: The Dow Jones-UBS Crude Oil Sub-IndexSM. The Dow Jones-UBS Crude Oil Sub-Index is designed to track crude oil futures prices.

ProShares Ultra DJ-UBS Natural Gas, ProShares Short DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas: The Dow Jones-UBS Natural Gas Sub-IndexSM. The Dow Jones-UBS Natural Gas Sub-Index is designed to track natural gas futures prices.

ProShares Ultra Gold, ProShares Short Gold and ProShares UltraShort Gold: The daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London.

ProShares Ultra Silver and ProShares UltraShort Silver: The daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

ProShares UltraPro Australian Dollar, ProShares Ultra Australian Dollar, ProShares Short Australian Dollar, ProShares UltraShort Australian Dollar and ProShares UltraPro Australian Dollar: The 4:00 P.M. (Eastern Time) spot price of the Australian dollar versus the U.S. dollar using Australian dollar/U.S. dollar exchange rate, expressed in terms of U.S. dollars per unit of foreign currency.

ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar and ProShares UltraPro Short Canadian Dollar: The 4:00 P.M. (Eastern Time) spot price of the Canadian dollar versus the U.S. dollar using Canadian dollar/U.S. dollar exchange rate, expressed in terms of U.S. dollars per unit of foreign currency.

ProShares UltraPro Euro, ProShares Ultra Euro, ProShares Short Euro, ProShares UltraShort Euro and ProShares UltraPro Short Euro: The 4:00 P.M. (Eastern Time) spot price of the Euro versus the U.S. Dollar using Euro exchange rate, expressed in terms of U.S. dollars per unit of foreign currency.

ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc and ProShares UltraPro Short Swiss Franc: The 4:00 P.M. (Eastern Time) spot price of the Swiss franc versus the U.S. dollar using Swiss franc/U.S. dollar exchange rate expressed in terms of U.S. dollars per unit of foreign currency.

ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar and ProShares UltraPro Short U.S. Dollar: The 4:00 P.M. (Eastern Time) spot price of the U.S. Dollar versus the Index. The Index is a geometrically-averaged calculation of six currencies weighted against the U.S. dollar. The six component currencies are the Euro, Japanese yen, British pound, Canadian dollar, Swedish krona and Swiss franc.

ProShares UltraPro Yen, ProShares Ultra Yen, ProShares Short Yen, ProShares UltraShort Yen and ProShares UltraPro Short Yen: The 4:00 P.M. (Eastern Time) spot price of the Japanese yen versus the U.S. Dollar using the Japanese yen exchange rate, expressed in terms of U.S. Dollars per unit of foreign currency.

ProShares Ultra VIX Short-Term Futures, ProShares VIX Short-Term Futures, ProShares Short VIX Short-Term Futures and ProShares UltraShort VIX Short-Term Futures: The S&P 500 VIX Short-Term Futures Index. The S&P 500 VIX Short-Term Futures Index is designed to measure the return from a rolling long position in the first and second month VIX futures contracts.

ProShares Ultra VIX Mid-Term Futures, ProShares VIX Mid-Term Futures, ProShares Short VIX Mid-Term Futures and ProShares UltraShort VIX Mid-Term Futures: The S&P 500 VIX Mid-Term Futures Index. The S&P 500 VIX Mid-Term Futures Index is designed to measure the return from a rolling long position in the fourth, fifth, sixth and seventh month VIX futures contracts.

ProShares Managed Futures Strategy, ProShares Commodity Managed Futures Strategy and ProShares Financial Managed Futures Strategy: The S&P Dynamic Futures Index or to a sub-index of the Index. The S&P Dynamic Futures Index and its sub-indexes are designed to attempt to capture the economic benefit derived from both rising and declining trends in futures prices.

Principal Investment Strategies

In seeking to achieve each Fund’s investment objective, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of investment positions that the Sponsor believes in combination should produce daily returns consistent with a Fund’s objective. The Sponsor relies upon a pre-determined model to generate orders that result in repositioning each Fund’s investments in accordance with their daily investment objectives. Each Geared Fund invests or will invest principally in any one of or combinations of Financial Instruments, including swap agreements, futures contracts, options on futures contracts or forward contracts with respect to the applicable Fund’s benchmark to the extent determined appropriate by the Sponsor. The types of commodity or currency interests in which each Commodity Fund, Commodity Index Fund, Currency Fund or Currency Index Fund invests may vary daily. The Funds do not currently intend to invest directly in any commodity or currency but may invest directly in U.S. Treasury securities. Each VIX Fund intends to or will intend to obtain exposure to its Index by investing in VIX futures contracts. Each Managed Futures Fund intends to obtain exposure to the DFI or to a Sub-Index, as applicable, by primarily investing in Commodities Futures Contracts or Financials Futures Contracts. Each Fund will also hold cash or cash equivalents such as U.S. Treasury securities or other high credit quality short-term fixed-income securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and collateralized repurchase agreements) that may be used as margin or serve as collateral for the Financial Instruments.

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

Information About Financial Instruments and Commodities Markets

Swap Agreements

Swap agreements are two-party contracts entered into primarily by institutional investors for a specified period ranging from a day to more than a year. In a standard swap transaction, the parties agree to exchange the returns on a particular predetermined investment, instrument or index in exchange for a fixed or floating rate of return (interest rate leg) in respect of a predetermined notional amount. The gross returns to be exchanged are calculated with respect to a notional amount and the benchmark returns to which the swap is linked. Swaps are usually entered into on a net basis, that is, the two payment streams are netted out in a cash settlement on the payment date or dates specified in the agreement with the parties receiving or paying, as the case may be, only the net amount of the two payments. In a typical swap agreement entered into by the ProShares Short Gold Fund, an UltraShort Fund or an UltraPro Short Fund, absent fees, transaction costs and interest, such Fund would be required to make payments to the swap counterparty in the event the benchmark increases and would be entitled to settlement payments in the event the benchmark decreases. In a typical swap agreement entered into by an Ultra Fund or UltraPro Short Fund, absent fees, transaction costs and interest, the Ultra Fund or UltraPro Short Fund would be entitled to settlement payments in the event the benchmark increases and would be required to make payments to the swap counterparty in the event the benchmark decreases. In the case of futures contracts based indices, such as those used by the Commodity Index Funds, no interest rate leg is payable.

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the amount which would be reflected on the Statement of Financial Condition. The notional amounts of the agreement reflect the extent of each Ultra Fund’s or UltraPro Fund’s total investment exposure under the swap agreement. An UltraShort Fund’s or UltraPro Fund’s exposure is not limited by the notional amount and its exposure is in theory potentially infinite as there is no fixed limit on the increase in any index value. The primary risks associated with the use of swap agreements arise from the imperfect correlation between movements in the notional amount and the price of the underlying investments and the inability of counterparties to perform. Each Fund bears the risk of loss of the net amount, if any, expected to be received under a swap agreement in the event of the default or bankruptcy of a swap counterparty. Each Fund enters into swap agreements only with large, established and well capitalized financial institutions that meet certain credit quality standards and monitoring policies. Each Fund intends to use various techniques to minimize credit risk including early termination or reset and payment, using different counterparties and limiting the net amount due from any individual counterparty.

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

Forward Contracts

A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity or currency at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the over-the-counter (“OTC”) markets and are not standardized contracts. Forward contracts for a given commodity or currency are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved. Moreover, there is generally no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. In recent years, however, the terms of forward contracts have become more standardized, and in some instances such contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity or currency. The forward markets are largely unregulated. Forward contracts are, in general, not cleared or guaranteed by a third party.

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

Futures Contracts

A futures contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of a commodity at a specified time and place or alternatively, may call for cash settlement as is the case with VIX futures contracts and Managed Futures contracts. Futures contracts are traded on a wide variety of commodities, including bonds, interest rates, agricultural products, stock indices, currencies, energy, metals, economic indicators and statistical measures. The size and length of futures contracts on a particular commodity are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller.

Certain futures contracts, such as VIX futures contracts (including the futures contracts that comprise each of the VIX Futures Indexes) and Managed Futures contracts, as well as stock index contracts and certain commodity futures contracts, settle in cash, reflecting the difference between the contract purchase/sale price and the contract settlement price. The cash settlement mechanism avoids the potential for either side to have to deliver the underlying reference. For other futures contracts, the contractual obligations of a buyer and seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowing for brokerage commissions, constitutes the profit or loss to the trader.

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

Regulations

Futures exchanges in the United States are subject to regulation under the CEA, by the CFTC, the governmental agency having responsibility for regulation of futures exchanges and trading on those exchanges. (Investors should be aware that no governmental U.S. agency currently regulates the OTC foreign exchange markets.)

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

The CEA requires all Futures Commission Merchants (“FCMs”) to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. See “Item 1A. Risk Factors-Risks Related to Regulatory Requirements and Potential Legislative Changes-Failure of the FCMs to segregate assets may increase losses in the Funds.”

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

The CEA and CFTC regulations prohibit market abuse and generally require that all futures exchange-based trading be conducted in compliance with rules designed to ensure the integrity of market prices and without any intent to manipulate prices. CFTC regulations and futures exchange rules also impose limits on the size of the positions that a person may hold or control as well as standards for aggregating certain positions. The rules of the CFTC and the futures exchanges also authorize special emergency actions to halt, suspend or limit trading overall or to restrict, halt, suspend or limit the trading of an individual trader or to otherwise impose special reporting or margin requirements.

Description of the Dow Jones-UBS Commodity Index SM and Sub-Indexes

Overview of the Dow Jones-UBS Family of Indices

The Dow Jones-UBS Commodity IndexSM (the “Dow Jones-UBS”) is designed to be a highly liquid and diversified benchmark for the commodity futures market. The Dow Jones-UBS is composed of futures contracts on nineteen physical commodities. Unlike equities, which entitle the holder to a continuing stake in a corporation, commodity futures contracts specify a delivery date for the underlying physical commodity. In order to avoid delivery and maintain a long futures position, nearby contracts must be sold and contracts that have not yet reached the delivery period must be purchased. This process is known as “rolling” a futures position. The Dow Jones-UBS is a “rolling index” which means that the Dow Jones-UBS Index does not take actual physical possession of the commodities it tracks, rather it purchases futures contracts of a commodity and as the time for the contract becomes due it sells those contracts and purchases new futures contracts that have not yet reached their delivery period.

The Dow Jones-UBS is comprised of commodities in eight different sectors including, petroleum, natural gas, livestock, grains, industrial metals, precious metals, softs and vegetable oils. These eight sectors track futures contracts prices of nineteen specific commodities such as natural gas, crude oil, unleaded gasoline, heating oil, live cattle, lean hogs, wheat, corn, soybeans, soybean oil, aluminum, copper, zinc, nickel, gold, silver, sugar, cotton and coffee. The Dow Jones-UBS is designed to minimize concentration in any one commodity or sector. No single commodity may constitute less than 2% or more than 15% of the index. No related group of commodities (e.g., energy, precious metals, livestock or grains) may constitute more than 33% of the index as of the annual reweightings of the components. The Dow Jones-UBS family of indices also includes eight sub-indices that group commodities based on type, as well as single commodity sub-indices representing each of the nineteen commodities that are currently tracked by the Dow Jones-UBS.

To determine its component weightings, the Dow Jones-UBS relies primarily on liquidity data, or the relative amount of trading activity of a particular commodity. Liquidity is an important indicator of the value placed on a commodity by financial and physical market participants. The index also relies to a lesser extent on dollar-adjusted production data. The index thus relies on data that is endogenous to the futures markets (liquidity) and exogenous to the futures markets (production) in determining relative weightings. All data used in both the liquidity and production calculations is averaged over a five-year period.

In consultation with the DJ-UBS Commodity Index Advisory Committee, the DJ-UBS Commodity Index Supervisory Committee meets annually to determine the composition of the index in accordance with the rules established in the DJ-UBSCI Handbook. The Supervisory Committee consists of employees of UBS Securities LLC and Dow Jones. DJ-UBS Commodity Index Advisory Committee members are drawn from the academic, financial and legal communities.

The Dow Jones-UBS is composed of commodities traded on U.S. exchanges, with the exception of aluminum, nickel and zinc, which trade on the London Metal Exchange (“LME”). Trading hours for the U.S. commodity exchanges are between 8:00 A.M. and 3:00 P.M. (Eastern Time). The Dow Jones-UBS ER contract trades exclusively on the Chicago Board of Trade’s (“CBOT’s”) electronic trading platform. The new Dow Jones-UBS ER futures contract will trade exclusively on the Exchange’s premier electronic trading platform, e-cbot®, from 8:15 A.M. – 1:30 P.M. Central Time, Monday through Friday. A daily settlement price for the index is published at approximately 5:00 P.M. (Eastern Time).

The Dow Jones-UBS is designed to provide:

•	Weightings that reflect economic significance

•	Diversification

•	Low volatility

•	Annual reweighting and rebalancing

•	Liquidity

Dow Jones-UBS Commodity IndexSM

ProShares Ultra DJ-UBS Commodity and ProShares UltraShort DJ-UBS Commodity are designed to track a multiple or an inverse multiple of the daily performance of Dow Jones-UBS Commodity Index.SM. The Dow Jones-UBS Commodity IndexSM is a proprietary index that UBS Securities LLC (successor to AIG Financial Products Corp.) developed and that Dow Jones, in conjunction with UBS Securities LLC, calculates. The methodology for determining the composition and weighting of the Index and for calculating its level is subject to modification by the Sponsors any time. Dow Jones disseminates the Index level at least every 15 seconds from 8:00 A.M. to 3:00 P.M. (Eastern Time), and publishes a daily Index level at approximately 5:00 P.M. (Eastern Time), each business day on its website at http://www.djindexes.com and on other major market data vendors.

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

The Dow Jones-UBS Commodity IndexSM is intended to reflect the overall commodity sector. The Dow Jones-UBS Commodity IndexSM tracks 19 commodities from eight broad sectors such as petroleum, natural gas, livestock, grains, industrial metals, precious metals, softs and vegetable oil. The Index is composed of notional amounts of the futures contracts for each of the Index commodities with the weighting of each commodity broadly based in proportion to historical levels of the world’s production and supplies of such Index commodity. As of the date of the filing of this Annual Report on Form 10-K, the Dow Jones-UBS Commodity IndexSM is the basis for a listed and traded futures contract on the CBOT. Futures contracts on the Index commodities currently trade on U.S. futures exchanges, with the exception of aluminum, nickel and zinc, which trade on the LME.

Dow Jones-UBS Crude Oil Sub-IndexSM

ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort DJ-UBS Crude Oil are designed to track a multiple or an inverse multiple of the daily performance of Dow Jones-UBS Crude Oil Sub-IndexSM. The Dow Jones-UBS Crude Oil Sub-IndexSM is intended to reflect the performance of crude oil as measured by the price of futures contracts of sweet, light crude oil traded on the NYMEX, including roll costs, without regard to income earned on cash positions. Crude oil is the world’s most actively traded commodity and may experience significant volatility. The price of crude oil is established by the supply and demand conditions in the global market overall, and more particularly, in the main refining centers of Singapore, Northwest Europe, and the U.S. Gulf Coast. Demand for petroleum products by consumers, as well as agricultural, manufacturing and transportation industries, determines demand for crude oil by refiners. Since the precursors of product demand are linked to economic activity, crude oil demand will tend to reflect economic conditions. However, other factors such as weather also influence product and crude oil demand. The Index will reflect the performance of its underlying commodities, including roll costs, without regard to income earned on cash positions.

Dow Jones-UBS Natural Gas Sub-IndexSM

ProShares Ultra DJ-UBS Natural Gas, ProShares Short DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas are designed to track a multiple, the inverse or an inverse multiple of the daily performance of the Dow Jones-UBS Natural Gas Sub-IndexSM. The Dow Jones-UBS Natural Gas Sub-IndexSM is intended to reflect the performance of natural gas as measured by the price of futures contracts of natural gas traded on the NYMEX, including roll costs, without regard to income earned on cash positions. The performance of the natural gas futures market is often very different than the performance of the physical natural gas market. The Index tracks what is known as a rolling futures position, which is a position where, on a periodic basis, futures contracts on physical commodities specifying delivery on a nearby date are sold prior to that date and futures contracts on physical commodities that have a more distant delivery date are purchased. An investor with a rolling futures position is able to avoid delivering (or taking delivery of) underlying physical commodities while maintaining exposure to those commodities. The roll for each Index component occurs over a period of five Dow Jones-UBS business days in certain months according to a pre-determined schedule. The exact roll methodology differs between certain commodities. The Index will reflect the performance of its underlying commodities, including roll costs, without regard to income earned on cash positions. Natural gas accounts for almost a quarter of U.S. energy consumption. The price of natural gas is established by the supply and demand conditions in the North American market, and more particularly, in the main refining center of the U.S. Gulf Coast. Demand for natural gas by consumers, as well as agricultural, manufacturing and transportation industries, determines overall demand for natural gas. Since the precursors of product demand are linked to economic activity, natural gas demand will tend to reflect economic conditions. However, other factors such as weather significantly influence natural gas demand.

Information About the Index Licensor

“Dow Jones,” “UBS®,” “Dow Jones-UBS Commodity IndexSM,” “Dow Jones-UBS Crude Oil Sub-IndexSM,” and “DJ-UBSSM” are service marks of Dow Jones & Company, Inc. and UBS Securities LLC, as the case may be, and have been licensed for use for certain purposes by the Trust (“Licensee”). Dow Jones-UBS Commodity IndexSM and Dow Jones-UBS Crude Oil Sub-IndexSM are collectively referred to as the Indexes.

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

Description of the Commodity Benchmarks

Gold

ProShares Ultra Gold, ProShares Short Gold and ProShares UltraShort Gold are designed to track a multiple or an inverse multiple of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. The Funds do not directly or physically hold the underlying gold, but instead, seek exposure to gold through the use of Financial Instruments whose value is based on the underlying price of gold to pursue their investment objective. The benchmark price of gold is the U.S. dollar price of gold bullion as measured by the London afternoon fixing price per troy ounce of unallocated gold bullion for delivery in London through a member of the London Bullion Market Association (“LBMA”) authorized to effect such delivery.

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

Description of the Currencies Benchmarks

The Currency Funds, with the exception of the Currency Index Funds, are designed to track a multiple, the inverse or an inverse multiple of the daily performance of the spot price of the applicable currency versus the U.S. dollar. The spot price of each currency is measured by the 4:00 P.M. (Eastern Time) spot prices as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency. The Currency Index Funds are designed to track a multiple, the inverse or an inverse multiple of the daily performance of the Index. The Funds do not necessarily directly or physically hold the underlying currency or currencies and will instead seek exposure through the use of certain Financial Instruments whose value is based on the price of the underlying currency or currencies to pursue its investment objective.

Euro

ProShares UltraPro Euro, ProShares Ultra Euro, ProShares Short Euro, ProShares UltraShort Euro and ProShares UltraPro Short Euro are designed to track a multiple, the inverse or an inverse multiple of the daily performance of the Euro spot price versus the U.S. dollar. These Funds use the 4:00 P.M. (Eastern Time) Euro/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency, as the basis for the underlying benchmark.

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

At its inception on January 1, 1999, the Euro was launched as an electronic currency used by banks, foreign exchange dealers and stock markets. In 2002, the Euro became cash currency for approximately 300 million citizens of 12 European countries. On May 1, 2004, ten additional countries joined the European Union (“EU”), of which five have adopted the Euro as their national currency. These countries are Cyprus, Malta, Slovakia, Slovenia and Estonia.

According to the Bank for International Settlements Triennial Central Bank Survey of Foreign Exchange and OTC Derivatives Market Activity in April 2010-Final results (the “BIS Survey”), average daily turnover of the U.S. dollar in the foreign exchange market accounts for approximately 85% of global foreign exchange transactions, which makes it the most-traded currency in the world. The average daily turnover of the Euro in the foreign exchange market accounts for approximately 39% of global foreign exchange transactions, which makes it the second-most-traded currency in the world. The U.S. Dollar/Euro pair has an average daily turnover of approximately $1,101 billion, which makes it the most-traded currency pair, accounting for approximately 28% of the global foreign exchange transactions.

Although the European countries that have adopted the Euro are members of the EU, the United Kingdom, Denmark and Sweden are EU members that have not adopted the Euro as their national currency.

Japanese Yen

ProShares UltraPro Yen, ProShares Ultra Yen, ProShares Short Yen, ProShares UltraShort Yen and ProShares UltraPro Short Yen are designed to track a multiple, the inverse or an inverse multiple of the daily performance of the Japanese yen spot price versus the U.S. dollar. These Funds use the 4:00 P.M. (Eastern Time) Japanese yen/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency, as the basis for the underlying benchmark.

The Japanese Yen has been the official currency of Japan since 1871. The Bank of Japan has been operating as the central bank of Japan since 1882.

As of April 2010, the average daily turnover in the foreign exchange market was approximately $4.0 trillion. The average daily turnover of the Japanese Yen in the foreign exchange market accounts for approximately 19% of global foreign exchange transactions, which makes it the third-most-traded currency in the world. The U.S. Dollar/Japanese Yen pair has an average daily turnover of approximately $568 billion, which makes it the second most traded currency pair, accounting for approximately 14% of global foreign exchange transactions.

A portion of the above information was obtained from the BIS Survey information which comes from the Bank for International Settlements and maintains a website at www.bis.org.

Australian Dollar

ProShares UltraPro Australian Dollar, ProShares Ultra Australian Dollar, ProShares Short Australian Dollar, ProShares UltraShort Australian Dollar and ProShares UltraPro Short Australian Dollar are designed to track a multiple, the inverse or an inverse multiple of the daily performance of the Australian dollar spot price versus the U.S. dollar. These Funds use the 4:00 P.M. (Eastern Time) Australian dollar/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency, as the basis for the underlying benchmark.

The Australian dollar is the national currency of Australia and the currency of the accounts of the Reserve Bank of Australia, the Australian central bank. The official currency code for the Australian dollar is “AUD.” The Australian dollar is referred to in Australia as “dollar.” As with U.S. currency, 100 Australian cents are equal to one Australian dollar. In Australia, unlike most other countries, cash transactions are rounded to the nearest five cents. The most commonly used symbol used to represent the Australian dollar is “A$.”

In 1913, the Commonwealth Bank of Australia issued the first Australian currency notes. In 1915, the Commonwealth Bank of Australia became the exclusive issuer of currency in Australia. From 1930 through the 1960s, the Australian banking system underwent substantial transformation. In 1960, the Reserve Bank of Australia was established. In 1966, a new decimalized currency was introduced. At various times throughout the 1900s, the value of Australian currency was based on a fixed quantity of gold; at other times, the Australian dollar was pegged to foreign currencies, including the U.S. dollar. Beginning in 1983, the Australian dollar’s value was allowed to float, with the result that its value now depends almost entirely on market forces. The foregoing information is compiled from the Reserve Bank of Australia’s website (http://www.rba.gov.au).

Canadian Dollar

ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar and ProShares UltraPro Short Canadian Dollar are designed to track a multiple, the inverse or an inverse multiple of the daily performance of the Canadian dollar spot price versus the U.S. dollar. These Funds use the 4:00 P.M. (Eastern Time) Canadian dollar/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency, as the basis for the underlying benchmark.

The Canadian dollar is the national currency of Canada and the currency of the accounts of the Bank of Canada, the Canadian central bank. The official currency code for the Canadian dollar is “CAD.” As with U.S. currency, 100 Canadian cents are equal to one Canadian dollar.

The Canadian dollar was introduced in 1858. Initially, the Canadian dollar was redeemable for gold, but the gold standard was suspended at times and abandoned officially in 1933. In 1934, Canada’s official central bank, the Bank of Canada, was established. During World War II, the Canadian dollar was pegged to the U.S. dollar and the British pound by the Canadian government. In 1950, Canada abolished the fixed rates of exchange for the Canadian dollar into U.S. dollars and British pounds. In 1962, Canada again established fixed rates of exchange based primarily on the U.S. dollar. In 1970, the Canadian government decided to allow the value of the Canadian dollar to float, with the result that its value now depends almost entirely on market forces. The foregoing information is compiled from the Bank of Canada’s website and the Bank for International Settlements Triennial Central Bank Survey of Foreign Exchange and Derivatives Market Activity in April 2007-Final results.

Swiss Franc

ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc and ProShares UltraPro Short Swiss Franc are designed to track a multiple, the inverse or an inverse multiple of the daily performance of the Swiss franc spot price versus the U.S. dollar. These Funds use the 4:00 P.M. (Eastern Time) Swiss franc/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency, as the basis for the underlying benchmark.

The Swiss franc is the national currency of Switzerland and Liechtenstein and the currency of the accounts of the Swiss National Bank, the central bank of Switzerland. The official currency code for the Swiss franc is “CHF.” Each Swiss franc is equal to 100 Swiss centimes.

U.S. Dollar Index

ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar and ProShares UltraPro Short U.S. Dollar are designed to track a multiple, the inverse or an inverse multiple of the daily performance of the Index. The Index is a geometrically-averaged calculation of six currencies weighted against the U.S. dollar. The six component currencies are the Euro, Japanese yen, British pound, Canadian dollar, Swedish krona and Swiss franc. The component currencies do not have the same weight. The Euro has a weighting of 57.6%, the Japanese yen a weighting of 13.6%, the British pound a weighting of 11.9%, the Canadian dollar a weighting of 9.1%, the Swedish krona a weighting of 4.2% and the Swiss franc a weighting of 3.6%. The Index is calculated by Bloomberg in real time approximately every 15 seconds using the spot prices of the Index’s component currencies. The price used for the calculation of the Index is the mid-point between the Bloomberg top of the book bid/offer in the component currencies.

The Index was created by the U.S. Federal Reserve in 1973. Following the ending of the 1944 Bretton Woods Agreement, which had established a system of fixed exchange rates, the U.S. Federal Reserve Bank began the calculation of the Index to provide an external bilateral trade-weighted average of the U.S. dollar as it freely floated against global currencies. Futures contracts based on the Index were listed on November 20, 1985, and are now available only on the Intercontinental Exchange (“ICE”) electronic trading platform. Options on the futures contracts began trading on September 3, 1986, and are available both on the ICE electronic trading platform and on the ICE options trading floor.

The ICE operates leading regulated exchanges, trading platforms and clearing houses serving global markets for agricultural, credit, currency, emissions, energy and equity index markets. ICE operates three futures exchanges including London-based ICE Futures Europe, which hosts trading in half of the world’s crude and refined oil futures contracts traded each day. ICE Futures U.S. and ICE Futures Canada list agricultural, currency and Russell Index futures and options markets. ICE also provides trade execution, processing and clearing services for the OTC energy and credit derivatives markets. A component of the Russell 1000® and S&P 500 indexes, ICE serves customers in more than 55 countries and is headquartered in Atlanta, with offices in New York, London, Chicago, Winnipeg, Calgary, Houston and Singapore.

Description of the VIX Futures Indexes

The VIX Funds seek to offer exposure to forward equity market volatility by obtaining exposure to the VIX Futures Indexes, which are based on publicly traded VIX futures contracts. The VIX Futures Indexes are intended to reflect the returns that are potentially available through an unleveraged investment in the VIX futures contracts comprising each VIX Futures Index. The VIX, which is not the index underlying the VIX Funds, is calculated based on the prices of put and call options on the S&P 500. The VIX Funds can be expected to perform very differently from the VIX.

The Short-Term Index employs rules for selecting VIX futures contracts comprising the Short-Term Index and a formula to calculate a level for that Index from the prices of these VIX futures contracts. Specifically, the VIX futures contracts comprising the Short-Term Index represent the prices of two near-term VIX futures contracts, replicating a position that rolls the nearest month VIX futures to the next month VIX futures on a daily basis in equal fractional amounts. This results in a constant weighted average maturity of one-month. The roll period begins on the Tuesday prior to the monthly CBOE VIX futures settlement and runs through the Tuesday prior to the subsequent month’s CBOE VIX futures settlement date.

The Mid-Term Index also employs rules for selecting its VIX futures contracts comprising the Mid-Term Index and a formula to calculate a level for that Index from the prices of these VIX futures contracts. Specifically, the VIX futures contracts comprising the Mid-Term Index represent the prices for four contract months of VIX futures, representing a rolling long position in the fourth, fifth, sixth and seventh month VIX futures contracts. The Mid-Term Index rolls continuously throughout each month while maintaining positions in the fifth and sixth month contracts. This results in a constant weighted average maturity of five-months.

The level of each VIX Futures Index in real time and at the close of trading on each VIX Futures Index business day will be published by Bloomberg L.P. under the following ticker symbols:

Index	Bloomberg Ticker Symbol

S&P 500 VIX Short-Term Futures Index	SPVXSPID
S&P 500 VIX Mid-Term Futures Index	SPVXMPID

The performance of the VIX Futures Indexes is influenced by the S&P 500 (and options thereon) and the VIX. A description of VIX futures contracts, the VIX and the S&P 500 follows:

VIX Futures Contracts

Both VIX Futures Indexes are comprised of VIX futures contracts. VIX futures contracts were first launched for trading by the CBOE in 2004. VIX futures have expirations ranging from the front month consecutively out to the tenth month. VIX futures contracts allow investors the ability to invest based on their view of forward implied market volatility. Investors that believe the forward implied market volatility of the S&P 500, as represented by VIX futures, will increase may buy VIX futures. Conversely, investors that believe that the forward implied market volatility of the S&P 500, as represented by VIX futures, will decline may sell VIX futures. VIX futures are reported by Bloomberg L.P. under the ticker symbol “VX.”

While the VIX represents a measure of the current expected volatility of the S&P 500 over the next 30 days, the prices of VIX futures contracts are based on the current expectation of what the expected 30-day volatility will be at a particular time in the future (on the expiration date). The VIX and VIX futures generally behave quite differently. To illustrate, on January 31, 2011, the VIX was 19.53 and the price of the February 2011 VIX futures contracts expiring on February 16, 2011 was 19.10. In this example, the price of the VIX represented the 30-day implied, or “spot,” volatility (the volatility expected for the period from January 31, 2011 to March 2, 2011) of the S&P 500 and the February VIX futures contracts represented forward implied volatility (the volatility expected for the period from February 16, 2011 to March 16, 2011) of the S&P 500. The spot/forward relationship between the VIX and VIX futures has two noteworthy consequences: (1) the price of a VIX futures contract can be lower, equal to or higher than the VIX, depending on whether the market expects volatility to be lower, equal to or higher in the 30-day forward period covered by the VIX futures contract than in the 30-day spot period covered by the VIX; and (2) an investor cannot create a position equivalent to one in VIX futures contracts by buying the VIX and holding the position to the futures expiration date while financing the transaction.

The VIX

The VIX Funds are not linked to the VIX and can be expected to perform very differently from the VIX. The VIX is a benchmark index designed to measure the implied volatility of the S&P 500 over 30 days in the future, and is calculated based on the prices of certain put and call options on the S&P 500. The VIX is reflective of the premium paid by investors for certain options linked to the level of the S&P 500. During periods of rising investor uncertainty, including periods of market instability, the implied level of volatility of the S&P 500 typically increases and, consequently, the prices of options linked to the S&P 500 typically increase (assuming all other relevant factors remain constant or have negligible changes). This, in turn, causes the level of the VIX to increase. The VIX has historically had a negative correlation to the S&P 500. The VIX was developed by the CBOE and is calculated, maintained and published by the CBOE. The CBOE has no obligation to continue to publish, and may discontinue the publication of, the VIX. The VIX is reported by Bloomberg L.P. under the ticker symbol “VIX.” The calculation of the VIX involves a formula that uses the prices of a weighted series of out-of-the money put and call options on the level of the S&P 500® Index (“SPX Options”) with two adjacent expiry terms to derive a constant 30-day forward measure of market volatility. The VIX is calculated independent of any particular option pricing model and in doing so seeks to eliminate any biases which may otherwise be included in using options pricing methodology based on certain assumptions. Although the VIX measures the 30-day forward volatility of the S&P 500 as implied by the SPX Options, 30-day options are only available once a month. To arrive at the VIX level, a broad range of out-of-the money SPX Options expiring on the two closest nearby months (“near term options” and “next term options,” respectively) are selected in order to bracket a 30-day calendar period. SPX Options having a maturity of less than eight days are excluded at the outset and, when the near term options have eight days or less left to expiration, the VIX rolls to the second and third contract months in order to minimize pricing anomalies that occur close to expiration. The model-free implied volatility using prices of the near term options and next term options are then calculated on a strike price weighted average basis in order to arrive at a single average implied volatility value for each month. The results of each of the two months are then interpolated to arrive at a single value with a constant maturity of 30 days to expiration.

The S&P 500

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non-mechanical process that factors in criteria such as liquidity, price, market capitalization and financial viability. Reconstitution occurs both on a quarterly and ongoing basis. As of December 31, 2011, the S&P 500 included companies with capitalizations between $3.3 billion and $406.2 billion. The average capitalization of the companies comprising the Index was approximately $23.9 billion. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. S&P chooses companies for inclusion in the S&P 500 with the objective of achieving a distribution by broad industry groupings that approximates the distribution of these groupings in the common stock population of the U.S. equity market. S&P may from time-to-time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

THE VIX FUNDS ARE NOT SPONSORED, ENDORSED, SOLD OR PROMOTED BY S&P AND ITS AFFILIATES OR CBOE. S&P AND CBOE MAKE NO REPRESENTATION, CONDITION OR WARRANTY, EXPRESS OR IMPLIED, TO THE OWNERS OF THE VIX FUNDS OR ANY MEMBER OF THE PUBLIC REGARDING THE ADVISABILITY OF INVESTING IN SECURITIES GENERALLY OR IN THE VIX FUNDS PARTICULARLY OR THE ABILITY OF THE INDEXES TO TRACK MARKET PERFORMANCE AND/OR OF GROUPS OF ASSETS OR ASSET CLASSES AND/OR TO ACHIEVE ITS STATED OBJECTIVE AND/OR TO FORM THE BASIS OF A SUCCESSFUL INVESTMENT STRATEGY, AS APPLICABLE. S&P’S AND CBOE’S ONLY RELATIONSHIP TO THE TRUST ON BEHALF OF ITS APPLICABLE SERIES AND THE SPONSOR IS THE LICENSING OF CERTAIN TRADEMARKS AND TRADE NAMES AND OF THE INDEXES WHICH ARE DETERMINED, COMPOSED AND CALCULATED BY S&P WITHOUT REGARD TO THE TRUST ON BEHALF OF ITS APPLICABLE SERIES AND THE SPONSOR OR THE VIX FUNDS. S&P HAS NO OBLIGATION TO TAKE THE NEEDS OF THE TRUST ON BEHALF OF ITS APPLICABLE SERIES AND THE SPONSOR OR THE OWNERS OF THE VIX FUNDS INTO CONSIDERATION IN DETERMINING, COMPOSING OR CALCULATING THE INDEXES. S&P AND CBOE ARE NOT ADVISORS TO THE VIX FUNDS AND ARE NOT RESPONSIBLE FOR AND HAVE NOT PARTICIPATED IN THE DETERMINATION OF THE PRICES AND AMOUNT OF THE VIX FUNDS OR THE TIMING OF THE ISSUANCE OR SALE OF THE VIX FUNDS OR IN THE DETERMINATION OR CALCULATION OF THE EQUATION BY WHICH THE VIX FUND SHARES ARE TO BE CONVERTED INTO CASH. S&P AND CBOE HAVE NO OBLIGATION OR LIABILITY IN CONNECTION WITH THE ADMINISTRATION, MARKETING, OR TRADING OF THE VIX FUNDS.

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

Description of the S&P Dynamic Futures Index and Sub-Indexes

Developed by S&P, the DFI and each Sub-Index are long/short rules-based investable indexes designed to attempt to capture the economic benefit derived from both rising and declining trends in futures prices. The DFI is composed of the Index Components, representing unleveraged long or short positions in futures contracts in the commodity and financial markets. These Index Components are then formed into groups of one or more contracts with similar characteristics known as “sectors.” Index Components within each sector are chosen based on fundamental characteristics and liquidity. The Commodities Futures Contracts comprise the DCFI, and the Financials Futures Contracts comprise the DFFI.

Commodity weights are based on generally known world production levels as determined by the S&P GSCI Light Energy Index. Weightings of the Financials Futures Contracts are based on, but not directly proportional to, gross domestic product.

The positions the DFI (and accordingly, each Sub-Index) takes in the Index Components are not long-only, but are set, by sector, long, short or, in the case of energy, flat (zero-weight) based on the relation of the current aggregate price input of the Index Components in a particular sector (e.g., grains) with a seven-month weighted moving average of the aggregate price inputs of the same Index Components.

The following charts reflect the initial 2011 weighting schemes for the DFI and each Sub-Index. For the DFI and the DCFI, the sector weights will vary based on whether or not energy is positioned long or flat. If energy is flat, its weight is redistributed pro rata among the other sectors. Since the DFFI has no commodity exposure, the weights of the sectors and the Index Components that comprise it are not impacted by the long or flat positioning of the energy sector.

For the Index, if energy is positioned “long,” the initial Index weights will be as follows:

Index Weights with Energy “Long”

Sub-Index	Weight	Sector	Weight	Component	Weight
Commodities	50%	Energy	14.12%	Light Crude	10.20%
Futures Contracts				Heating Oil	1.54%
				RBOB Natural Gas	1.40%
				Natural Gas	0.98%
		Industrial Metals	5.02%	Copper	5.02%
		Precious Metals	3.79%	Gold	3.22%
				Silver	0.57%
		Livestock	5.27%	Lean Hogs	2.04%
				Live Cattle	3.23%
		Grains	13.85%	Corn	5.75%
				Soybeans	3.37%
				Wheat	4.73%
		Softs	7.96%	Coffee	1.27%
				Cocoa	0.42%
				Sugar	3.58%
				Cotton	2.69%
Financials	50%	Australian Dollar	1.67%	Australian Dollar	1.67%
Futures Contracts		British Pound	3.08%	British Pound	3.08%
		Canadian Dollar	2.10%	Canadian Dollar	2.10%
		Euro	15.67%	Euro	15.67%
		Japanese Yen	7.31%	Japanese Yen	7.31%
		Swiss Franc	0.70%	Swiss Franc	0.70%
		U.S. Treasury Notes	9.74%	U.S. Treasury Notes	9.74%
		U.S. Treasury Bonds	9.74%	U.S. Treasury Bonds	9.74%

Totals	100%		100%		100%

For the Index, if energy is positioned “flat,” the initial Index weights will be as follows:

Index Weights with Energy “Flat”

Sub-Index	Weight	Sector	Weight	Component	Weight
Commodities	41.78%	Energy	0.00%	Light Crude	0.00%
Futures Contracts				Heating Oil	0.00%
				RBOB Natural Gas	0.00%
				Natural Gas	0.00%
		Industrial Metals	5.84%	Copper	5.84%
		Precious Metals	4.41%	Gold	3.75%
				Silver	0.66%
		Livestock	6.13%	Lean Hogs	2.38%
				Live Cattle	3.76%
		Grains	16.13%	Corn	6.70%
				Soybeans	3.92%
				Wheat	5.51%
		Softs	9.26%	Coffee	1.47%
				Cocoa	0.48%
				Sugar	4.17%
				Cotton	3.13%
Financials	58.22%	Australian Dollar	1.94%	Australian Dollar	1.94%
Futures Contracts		British Pound	3.59%	British Pound	3.59%
		Canadian Dollar	2.44%	Canadian Dollar	2.44%
		Euro	18.24%	Euro	18.24%
		Japanese Yen	8.51%	Japanese Yen	8.51%
		Swiss Franc	0.81%	Swiss Franc	0.81%
		U.S. Treasury Notes	11.34%	U.S. Treasury Notes	11.34%
		U.S. Treasury Bonds	11.34%	U.S. Treasury Bonds	11.34%

Totals	100%		100%		100%

For the DCFI, if energy is positioned “long,” the initial index weightings would be as follows:

DCFI Weights with Energy “Long”

Sector	Weight	Component	Weight
Energy	28.24%	Light Crude	20.40%
		Heating Oil	3.07%
		RBOB Natural Gas	2.80%
		Natural Gas	1.97%
Industrial Metals	10.03%	Copper	10.03%
Precious Metals	7.58%	Gold	6.45%
		Silver	1.13%
Livestock	10.54%	Lean Hogs	4.09%
		Live Cattle	6.45%
Grains	27.71%	Corn	11.51%
		Soybeans	6.74%
		Wheat	9.46%
Softs	15.90%	Coffee	2.53%
		Cocoa	0.83%
		Sugar	7.16%
		Cotton	5.38%

Total	100%		100%

For the DCFI, if energy is initially positioned “flat,” the weights would be as follows:

DCFI Weights with Energy “Flat”

Sector	Weight	Component	Weight
Energy	0.00%	Light Crude	0.00%
		Heating Oil	0.00%
		RBOB Natural Gas	0.00%
		Natural Gas	0.00%
Industrial Metals	13.98%	Copper	13.98%
Precious Metals	10.57%	Gold	8.99%
		Silver	1.58%
Livestock	14.68%	Lean Hogs	5.69%
		Live Cattle	8.99%
Grains	38.61%	Corn	16.04%
		Soybeans	9.39%
		Wheat	13.18%
Softs	22.17%	Coffee	3.53%
		Cocoa	1.16%
		Sugar	9.98%
		Cotton	7.50%

Total	100%		100%

Finally, for the DFFI, the initial sector and financial future weights are as follows:

DFFI Weights

Sector	Weight	Component	Weight
Australian Dollar	3.34%	Australian Dollar	3.34%
British Pound	6.16%	British Pound	6.16%
Canadian Dollar	4.20%	Canadian Dollar	4.20%
Euro	31.33%	Euro	31.33%
Japanese Yen	14.61%	Japanese Yen	14.61%
Swiss Franc	1.40%	Swiss Franc	1.40%
U.S. Treasury Notes	19.48%	U.S. Treasury Notes	19.48%
U.S. Treasury Bonds	19.48%	U.S. Treasury Bonds	19.48%

Total	100%		100%

Sectors are rebalanced monthly to the applicable above-mentioned weights; the weighting of each individual Index Component within a particular sector is rebalanced annually.

Energy’s Short Exemption

If energy receives a negative price signal (as determined by the weighted moving average, as discussed below), it is positioned flat (zero-weight) rather than short. This is due to the “risk of ruin” inherent in the energy sector because of the concentration of supply in a relatively small number of production locales. If supply from these locales were to be disrupted (whether by war, terrorism, or other events), the price of the energy sector within the DFI is exposed to large scale price increases regardless of the current trend and position setting. This would expose the DFI and the DCFI to significant, if not total losses, in such a circumstance. As such, the energy sector is positioned flat in a negative price environment and the weight it would otherwise receive is redistributed pro rata among the other sectors of the Index and the DCFI.

Determining the Long/Short Positioning of the Sectors

Each month, the DFI, the DCFI and the DFFI will take long or short positions (or flat, in the case of energy, as applicable) in each sector by measuring the current sector price relative to a seven-month exponential weighted moving average. This is not a “spot” value comparison of a single contract, but a comparison of the current price input of the Index Component(s) within a particular sector against its seven-month exponential weighted moving average of the past seven monthly price inputs. Long positions are tracked when a sector’s current aggregate one-month price change is greater than or equal to the exponential average of the past seven monthly price inputs. Short positions (or flat positions, in the case of energy) are tracked when a sector’s current one-month price change is less than the exponential average of the past seven monthly price inputs. The price inputs represent the monthly percentage change of a components price. Monthly positions are determined on the second to last DFI business day of the month (defined as the position determination date, or PDD) when the monthly percentage change of an Index Component’s price is compared to past monthly price changes, exponentially weighted to give greatest weight to the most recent return and least weight to the return seven months prior. The weighted sum of the percentage changes of all the Index Component prices equals the daily movement of the Index. To create an exponential average for comparison, price inputs (percentage change from current and previous PDDs) are weighted per the schedule below. Due to this weighting methodology, current price movements are more important than those of the more distant past.

Number of Months	Weight
7	2.33%
6	3.71%
5	5.94%
4	9.51%
3	15.22%
2	24.34%
1	38.95%

Total	100.00%

The sector valuation is an aggregate measure that incorporates pricing from individual contracts following the Roll Schedule. Because this valuation is done on a sector basis, all the Index Components within a particular sector will be set long, short (or flat, in the case of energy) upon each monthly rebalancing.

While sector weights are fixed and rebalanced back to their base weight monthly, Index Components that are part of a multicomponent sector (energy, livestock, grains, and precious metals) are only reset back to their base weight within their sector during the first five business days of February. For example (assuming energy is long), the Japanese yen (a single component sector) and the grains (a multicomponent sector) will rebalance to 6.85% and 11.16% of the Index respectively on the roll date. However, the individual components within the grains sector will only rebalance to their base weight at the beginning of the year. During the year, they “float” within the 11.16% Index grains weighting.

Rolling

During this monthly rebalancing, the DFI will also “roll” certain of its positions from the current contract to a contract further from settlement. In order to maintain consistent exposure to the Index Components that compose the Index, each Index Component contract must be sold prior to its expiration date and replaced by a contract maturing at a specified date in the future. This process is known as rolling. Index Component contracts are rolled periodically. The rolls are implemented pursuant to a roll schedule over a five-day period from the first (1st) through the fifth (5th) Index business days of the month. A DFI business day is any day on which the majority of the Index Components are open for official trading and official settlement prices are provided, excluding holidays and weekends.

THE FUNDS ARE NOT SPONSORED, ENDORSED, SOLD OR PROMOTED BY S&P AND ITS AFFILIATES OR CBOE. S&P AND CBOE MAKE NO REPRESENTATION, CONDITION OR WARRANTY, EXPRESS OR IMPLIED, TO THE OWNERS OF THE FUNDS OR ANY MEMBER OF THE PUBLIC REGARDING THE ADVISABILITY OF INVESTING IN SECURITIES GENERALLY OR IN THE FUNDS PARTICULARLY OR THE ABILITY OF THE INDEXES TO TRACK MARKET PERFORMANCE OF CERTAIN FINANCIAL MARKETS AND/OR SECTIONS THEREOF AND/OR OF GROUPS OF ASSETS OR ASSET CLASSES AND/OR TO ACHIEVE ITS STATED OBJECTIVE AND/OR TO FORM THE BASIS OF A SUCCESFUL INVESTMENT STRATEGY, AS APPLICABLE. S&P’S AND CBOE’S ONLY RELATIONSHIP TO THE TRUST ON BEHALF OF ITS APPLICABLE SERIES AND THE SPONSOR IS THE LICENSING OF CERTAIN TRADEMARKS AND TRADE NAMES AND OF THE INDEXES WHICH ARE DETERMINED, COMPOSED AND CALCULATED BY S&P WITHOUT REGARD TO THE TRUST ON BEHALF OF ITS APPLICABLE SERIES AND THE SPONSOR OR THE FUNDS. S&P HAS NO OBLIGATION TO TAKE THE NEEDS OF THE TRUST ON BEHALF OF ITS APPLICABLE SERIES AND THE SPONSOR OR THE OWNERS OF THE FUNDS INTO CONSIDERATION IN DETERMINING, COMPOSING OR CALCULATING THE INDEXES. S&P AND CBOE ARE NOT ADVISORS TO THE FUNDS AND ARE NOT RESPONSIBLE FOR AND HAVE NOT PARTICIPATED IN THE DETERMINATION OF THE PRICES AND AMOUNT OF THE FUNDS OR THE TIMING OF THE ISSUANCE OR SALE OF THE FUNDS OR IN THE DETERMINATION OR CALCULATION OF THE EQUATION BY WHICH THE FUND SHARES ARE TO BE CONVERTED INTO CASH. S&P AND CBOE HAVE NO OBLIGATION OR LIABILITY IN CONNECTION WITH THE ADMINISTRATION, MARKETING, OR TRADING OF THE FUNDS.

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

RESULTS TO BE OBTAINED BY THE TRUST ON BEHALF OF ITS APPLICABLE SERIES AND THE SPONSOR, OWNERS OF THE FUND, OR ANY OTHER PERSON OR ENTITY FROM THE USE OF THE INDEXES OR ANY DATA INCLUDED THEREIN. S&P AND CBOE MAKE NO EXPRESS OR IMPLIED WARRANTIES, REPRESENTATIONS OR CONDITIONS, AND EXPRESSLY DISCLAIM ALL WARRANTIES OR CONDITIONS OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE AND ANY OTHER EXPRESS OR IMPLIED WARRANTY OR CONDITION WITH RESPECT TO THE INDEXES OR ANY DATA INCLUDED THEREIN. WITHOUT LIMITING ANY OF THE FOREGOING, IN NO EVENT SHALL S&P, ITS AFFILIATES OR THEIR THIRD PARTY LICENSORS, INCLUDING CBOE, HAVE ANY LIABILITY FOR ANY SPECIAL, PUNITIVE, INDIRECT, OR CONSEQUENTIAL DAMAGES (INCLUDING LOST PROFITS) RESULTING FROM THE USE OF THE INDEXES OR ANY DATA INCLUDED THEREIN, EVEN IF NOTIFIED OF THE POSSIBILITY OF SUCH DAMAGES.

Creation and Redemption of Shares

Each Fund creates and redeems, or will create and redeem, Shares from time to time, but only in one or more Creation Units. A Creation Unit is or will be a block of 50,000 Shares of a Geared Fund or a Managed Futures Fund, or a block of 25,000 Shares of a Matching VIX Fund. Creation Units may be created or redeemed only by Authorized Participants. Except when aggregated in Creation Units, the Shares are not redeemable securities.

Authorized Participants may pay a fixed transaction fee of up to $500 in connection with each order to create or redeem a Creation Unit of Shares in order to compensate Brown Brothers Harriman & Co. (“BBH&Co.”), as the Administrator, the Custodian and the Transfer Agent of each Fund and its Shares, for services in processing the creation and redemption of Creation Units. Authorized Participants also may pay a variable transaction fee to the Fund of up to 0.10% of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of the transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.

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

The following description of the procedures for the creation and redemption of Creation Units is only a summary and an investor should refer to the relevant provisions of the Amended and Restated Trust Agreement of the Trust, as may be further amended from time to time (the “Trust Agreement”) and the form of Authorized Participant Agreement for more detail. The Trust Agreement and the form of Authorized Participant Agreement are incorporated by reference into this Annual Report on Form 10-K.

Creation Procedures

On any Business Day, an Authorized Participant may place an order with the Distributor to create one or more Creation Units. For purposes of processing both purchase and redemption orders, a “Business Day” means any day other than a day when any of the NYSE Arca, the New York Stock Exchange (the “NYSE”), and as applicable to the underlying benchmark, the Chicago Mercantile Exchange (“CME”), CBOT, ICE/New York Board of Trade (“NYBOT”), LME, NYMEX/Commodity Exchange (“COMEX”), CBOE or CBOE Futures Exchange (“CFE”) is closed for regular trading. Purchase orders must be placed one hour prior to the earliest applicable closing time of the exchange upon which a benchmarked commodity or component of an index trades or upon the platform which a currency is valued. If a purchase order is received prior to the applicable cut-off time, the day on which SEI receives a valid purchase order is the purchase order date. If the purchase order is received after the applicable cut-off time, the purchase order date will be the next day. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of such Creation Units, an Authorized Participant’s DTC account will be charged the nonrefundable transaction fee due for the purchase order.

Determination of Required Payment

The total payment required to create each Creation Unit is or will be the NAV of 50,000 Shares of the applicable Geared Fund and Managed Futures Fund and 25,000 Shares of the applicable VIX Fund on the purchase order date plus the applicable transaction fee. Authorized Participants have a cut-off as shown in the table below.

Underlying Benchmark	Create/Redeem Cutoff		NAV Calculation Time
Silver	6:00 A.M. (Eastern Time	)	7:00 A.M. (Eastern Time	)*
Gold	9:00 A.M. (Eastern Time	)	10:00 A.M. (Eastern Time	)*
DJ-UBS Commodity	10:45 A.M. (Eastern Time	)	2:30 P.M. (Eastern Time	)
S&P Dynamic Futures Index	10:45 A.M. (Eastern Time	)	3:00 P.M. (Eastern Time	)
S&P Dynamic Commodities Futures Index	10:45 A.M. (Eastern Time	)	3:00 P.M. (Eastern Time	)
S&P Dynamic Financial Futures Index	10:45 A.M. (Eastern Time	)	3:00 P.M. (Eastern Time	)
S&P VIX Short-Term Futures	12:00 P.M. (Eastern Time	)	4:15 P.M. (Eastern Time	)
S&P VIX Mid-Term Futures	12:00 P.M. (Eastern Time	)	4:15 P.M. (Eastern Time	)
DJ-UBS Crude Oil	1:30 P.M. (Eastern Time	)	2:30 P.M. (Eastern Time	)
DJ-UBS Natural Gas	1:30 P.M. (Eastern Time	)	2:30 P.M. (Eastern Time	)
Australian dollar	3:00 P.M. (Eastern Time	)	4:00 P.M. (Eastern Time	)
Canadian dollar	3:00 P.M. (Eastern Time	)	4:00 P.M. (Eastern Time	)
Euro	3:00 P.M. (Eastern Time	)	4:00 P.M. (Eastern Time	)
Swiss Franc	3:00 P.M. (Eastern Time	)	4:00 P.M. (Eastern Time	)
U.S. Dollar Index	3:00 P.M. (Eastern Time	)	4:00 P.M. (Eastern Time	)
Yen	3:00 P.M. (Eastern Time	)	4:00 P.M. (Eastern Time	)

*	For silver and gold, this time may vary due to differences in when daylight savings time is effective between London and New York. The actual times equate to noon London time for silver and 3:00 P.M. London time for gold.

Delivery of Cash

Cash required for settlement will typically be transferred to the Custodian through: (1) the Continuous Net Settlement (“CNS”) clearing process of the National Securities Clearing Corporation (“NSCC”), as such processes have been enhanced to effect creations and redemptions of Creation Units; or (2) the facilities of DTC on a Delivery Versus Payment (“DVP”) basis, which is the procedure in which the buyer’s payment for securities is due at the time of delivery. Security delivery and payment are simultaneous. If the Custodian does not receive the cash by the market close on the first Business Day following the purchase order date (T+1), such order may be charged interest for delayed settlement or cancelled. The Sponsor reserves the right to extend the deadline for the Custodian to receive the cash required for settlement up to the third Business Day following the purchase order date (T+3). In the event a purchase order is cancelled, the Authorized Participant will be responsible for reimbursing the Fund for all costs associated with cancelling the order including costs for repositioning the portfolio. At its sole discretion, the Sponsor may agree to a delivery date other than T+3. The Creation Unit will be delivered to the Authorized Participant upon the Custodian’s receipt of the purchase amount.

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

By placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the applicable Fund not later than noon (Eastern Time), By placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the applicable Fund not later than noon (Eastern Time), on the first Business Day immediately following the redemption order date (T+1). The Sponsor reserves the right to extend the deadline for the Fund to receive the Creation Units required for settlement up to the third Business Day following the redemption order date (T+3). By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant must wire to the Custodian the non-refundable transaction fee due for the redemption order or any proceeds due will be reduced by the amount of the fee payable. At its sole discretion, the Sponsor may agree to a delivery date other than T+3. Additional fees may apply for special settlement.

Upon request of an Authorized Participant made at the time of a redemption order, the Sponsor at its sole discretion may determine, in addition to delivering redemption proceeds, to transfer futures contracts to the Authorized Participant pursuant to an EFCRP or to a block trade sale of futures contracts to the Authorized Participant.

Determination of Redemption Proceeds

The redemption proceeds from a Fund consist of the cash redemption amount and, if permitted by the Sponsor in its sole discretion with respect to a Fund, an exchange of futures for related position or block trade with the relevant Fund. The cash redemption amount is equal to the NAV of the number of Creation Unit(s) of such Fund requested in the Authorized Participant’s redemption order as of the time of the calculation of such Fund’s NAV on the redemption order date, less transaction fees and any amounts attributable to any applicable exchange of futures for related position or block trade.

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

Creation and Redemption Transaction Fee

To compensate BBH&Co. for services in processing the creation and redemption of Creation Units and to offset some or all of the transaction costs, an Authorized Participant may be required to pay a fixed transaction fee to BBH&Co. of up to $500 per order to create or redeem Creation Units and may pay a variable transaction fee to a Fund of up to 0.10% of the value of a Creation Unit. An order may include multiple Creation Units. The transaction fee(s) may be reduced, increased or otherwise changed by the Sponsor at its sole discretion.

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

Fund	NAV Calculation Time

ProShares Ultra Silver	7:00 A.M. (Eastern Time)*
ProShares UltraShort Silver

ProShares Ultra Gold	10:00 A.M. (Eastern Time)*
ProShares Short Gold ProShares UltraShort Gold

ProShares Ultra DJ-UBS Commodity	2:30 P.M. (Eastern Time)
ProShares UltraShort DJ-UBS Commodity

ProShares Ultra DJ-UBS Crude Oil	2:30 P.M. (Eastern Time)
ProShares UltraShort DJ-UBS Crude Oil

ProShares Ultra DJ-UBS Natural Gas	2:30 P.M. (Eastern Time)
ProShares Short DJ-UBS Natural Gas
ProShares UltraShort DJ-UBS Natural Gas

ProShares Managed Futures Strategy	3:00 P.M. (Eastern Time)

ProShares Commodity Managed Futures Strategy	3:00 P.M. (Eastern Time)

ProShares Financial Managed Futures Strategy	3:00 P.M. (Eastern Time)

ProShares UltraPro Euro	4:00 P.M. (Eastern Time)
ProShares Ultra Euro
ProShares Short Euro
ProShares UltraShort Euro
ProShares UltraPro Short Euro

ProShares UltraPro Yen	4:00 P.M. (Eastern Time)
ProShares Ultra Yen
ProShares Short Yen
ProShares UltraShort Yen
ProShares UltraPro Short Yen

ProShares UltraPro Australian Dollar	4:00 P.M. (Eastern Time)
ProShares Ultra Australian Dollar
ProShares Short Australian Dollar
ProShares UltraShort Australian Dollar
ProShares UltraPro Short Australian Dollar

ProShares UltraPro Canadian Dollar	4:00 P.M. (Eastern Time)
ProShares Ultra Canadian Dollar
ProShares Short Canadian Dollar
ProShares UltraShort Canadian Dollar
ProShares UltraPro Short Canadian Dollar

ProShares UltraPro Swiss Franc	4:00 P.M. (Eastern Time)
ProShares Ultra Swiss Franc
ProShares Short Swiss Franc
ProShares UltraShort Swiss Franc
ProShares UltraPro Short Swiss Franc

ProShares UltraPro U.S. Dollar	4:00 P.M. (Eastern Time)
ProShares Ultra U.S. Dollar
ProShares Short U.S. Dollar
ProShares UltraShort U.S. Dollar
ProShares UltraPro Short U.S. Dollar

ProShares Ultra VIX Short-Term Futures	4:15 P.M. (Eastern Time)
ProShares VIX Short-Term Futures
ProShares Short VIX Short-Term Futures
ProShares UltraShort VIX Short-Term Futures

ProShares Ultra VIX Mid-Term Futures	4:15 P.M. (Eastern Time)
ProShares VIX Mid-Term Futures
ProShares Short VIX Mid-Term Futures
ProShares UltraShort VIX Mid-Term Futures

*	For silver and gold, this time may vary due to differences in when daylight savings time is effective between London and New York. The actual times equate to noon London time for silver and 3:00 P.M. London time for gold.

In calculating the indicative NAV of a Commodity Index Fund, the settlement value of a Commodity Index Funds’ swap agreements or forward contracts, as applicable, is determined by applying the then-current disseminated value for the applicable Dow Jones-UBS sub-index to the terms of such Commodity Index Funds’ swap agreements. In calculating the indicative NAV of a Commodity Fund, a Currency Fund, or a Currency Index Fund, the settlement value of the Fund’s non-exchange traded Financial Instruments, is determined by applying the then-current disseminated value for the applicable benchmark to the terms of such Fund’s non-exchange traded Financial Instruments. However, in the event that an underlying commodity or reference asset, as applicable, is not trading due to the operation of daily limits or otherwise, the Sponsor may, in its sole discretion, choose to fair value the index level in order to value the Fund’s non-exchange traded Financial Instruments for purposes of NAV calculation. In calculating the NAV of a VIX Fund, the settlement value of the Fund’s non-exchange traded Financial Instruments is or will be determined by applying the then-current disseminated value for the applicable index to the terms of such Fund’s non-exchange traded Financial Instruments. However, in the event that an underlying VIX futures contract is not trading due to the operation of daily limits or otherwise, the Sponsor may, in its sole discretion, choose to fair value the index level in order to value the Fund’s non-exchange traded Financial Instruments for purposes of NAV calculation. In calculating the indicative NAV of a Managed Futures Fund, the settlement value of the Fund’s non-exchange traded Financial Instruments will be determined by applying the then-current disseminated value for the applicable benchmark to the terms of such Fund’s non-exchange traded Financial Instruments. However, in the event that an underlying Index Component is not trading due to the operation of daily limits or otherwise, the Sponsor may, in its sole discretion, choose to fair value the index level in order to value the Fund’s non-exchange traded Financial Instruments for purposes of NAV calculation. Such fair value prices would generally be determined based on available inputs about the current value of the underlying reference assets (or, in the case of the VIX Funds, the current value of the underlying VIX futures contract or, in the case of Managed Futures Funds, the current value of the underlying Index Components) and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards.

All open futures contracts traded on a United States exchange are calculated at their then current market value, which is based upon the settlement price (for Funds benchmarked to the Dow Jones-UBS Crude Oil Sub-IndexSM, the Dow Jones-UBS Commodity IndexSM, the Dow Jones-UBS Natural Gas Sub-IndexSM and ICE U.S. Dollar Index®) or the last traded price before the NAV time (for Funds benchmarked to the London silver fix, the London PM gold fix, the AUD/USD, the CAD/USD, the CHF/USD, the Yen/USD and the Euro/USD), for that particular futures contract traded on the applicable United States exchange on the date with respect to which NAV is being determined. VIX futures contracts and Managed Futures contracts are based upon the settlement price or the last traded price before the NAV time, for that particular futures contract traded on the applicable United States Exchange, on the date with respect to which the NAV is being determined. If a futures contract traded on a United States exchange could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day.

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

Indicative Optimized Portfolio Value (“IOPV”)

The IOPV is an indicator of the value of a Fund’s net assets at the time the IOPV is disseminated. The IOPV is calculated and disseminated every 15 seconds throughout the trading day. The IOPV is generally calculated using the prior day’s closing net assets of a Fund as a base and updating throughout the trading day changes in the value of the Financial Instruments held by a Fund. The IOPV should not be viewed as an actual real time update of the NAV because NAV is calculated only once at the end of each trading day. The IOPV also should not be viewed as a precise value of the Shares.

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

Purchases and Sales in the Secondary Market, on the NYSE Arca

Eight of the Leveraged Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, began trading on the NYSE Arca on November 25, 2008. Four of the Leveraged Funds, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares UltraShort Gold, began trading on the NYSE Arca on December 3, 2008. Two of the VIX Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, began trading on the NYSE Arca on January 3, 2011. Two of the VIX Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, began trading on the NYSE Arca on October 3, 2011. Two of the Leveraged Funds, ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas, began trading on the NYSE Arca on October 4, 2011. As of December 31, 2011, the New Funds had not commenced trading operations. The Shares of each Leveraged Fund and each VIX Fund are listed on the NYSE Arca under the following symbols:

Fund	Ticker Symbol
ProShares Ultra DJ-UBS Commodity	UCD
ProShares UltraShort DJ-UBS Commodity	CMD
ProShares Ultra DJ-UBS Crude Oil	UCO
ProShares UltraShort DJ-UBS Crude Oil	SCO
ProShares Ultra DJ-UBS Natural Gas	BOIL
ProShares UltraShort DJ-UBS Natural Gas	KOLD
ProShares Ultra Gold	UGL
ProShares UltraShort Gold	GLL
ProShares Ultra Silver	AGQ
ProShares UltraShort Silver	ZSL
ProShares Ultra Euro	ULE
ProShares UltraShort Euro	EUO
ProShares Ultra Yen	YCL
ProShares UltraShort Yen	YCS
ProShares Ultra VIX Short-Term Futures ETF	UVXY
ProShares VIX Short-Term Futures ETF	VIXY
ProShares Short VIX Short-Term Futures ETF	SVXY
ProShares VIX Mid-Term Futures ETF	VIXM

An application has been made with the NYSE Arca to list the Shares of each New Fund shown below under the following symbols:

Fund	Ticker Symbol
ProShares Short DJ-UBS Natural Gas	NGP
ProShares Short Gold	SAU

Secondary market purchases and sales of Shares are subject to ordinary brokerage commissions and charges. The Shares of each Leveraged Fund and VIX Fund trade and the Shares of each New Fund will trade on the NYSE Arca, like any other exchange-listed security.

Fees and Expenses

Organization and Offering Expenses

The Trust has paid or will pay expenses incurred in connection with organizing each Fund and the initial offering of each Fund’s Shares, and the Sponsor did not or will not charge its fee in the first year of operations of each Leveraged Fund, Geared VIX Fund or Matching VIX Fund in an amount equal to the organization and offering costs. The Sponsor reimbursed or will reimburse each Leveraged Fund and Geared VIX Fund to the extent that its organizational and offering costs exceeded 0.95% of its average daily NAV for the first year of operations. The Sponsor reimbursed each Matching VIX Fund to the extent that its organizational and offering costs exceeded 0.85% of its average daily NAV for the first year of operations.

The Sponsor will not collect any fee in the first year of operations of each New Fund in an amount equal to the offering fees. The Sponsor will reimburse each New Fund to the extent that its offering costs exceed 0.95% of its average daily NAV for the first year of operations. Normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund are paid by the Sponsor.

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

Management Fee

Each Geared Fund and Managed Futures Fund pays or will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a management fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV. No other management fee is paid by the Funds. The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Funds that the Sponsor pays directly.

Licensing Fee

The Sponsor pays Dow Jones-UBS a licensing fee for each Dow Jones-UBS sub-index used as a benchmark for a Commodity Index Fund. The Sponsor will pay ICE a licensing fee for use of the ICE U.S. Dollar Index® (the “Index”), which serves as the benchmark for the Currency Index Funds. The Sponsor pays or will pay S&P a licensing fee for use of the VIX Futures Indexes as indexes for the VIX Funds. The Sponsor will pay S&P a licensing fee for use of the DFI, DCFI and DFFI as benchmarks for the Managed Futures Funds.

Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor pays or will pay all of the routine operational, administrative and other ordinary expenses of each Fund, generally, as determined by the Sponsor, including, but not limited to, fees and expenses of the Administrator, Custodian, Distributor, and Transfer Agent, licensing fees, accounting and audit fees and expenses, tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding ..021% per annum of the NAV of a Fund, FINRA filing fees, individual K-1 preparation and mailing fees not exceeding .10% per annum of the NAV of a Fund, and report preparation and mailing expenses.

Non-Recurring Fees and Expenses

Each Fund pays or will pay all of its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Funds. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

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

Brokerage Commissions and Fees

Each Fund, with the exception of the Matching VIX Funds, pays or will pay all of its brokerage commissions, including applicable exchange fees, NFA fees and give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investments in CFTC regulated investments. The Sponsor pays brokerage commissions on futures contracts for the Matching VIX Funds.

Other Transaction Costs

The Funds bear or will bear other transaction costs including the effects of trading spreads and financing costs associated with the use of Financial Instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund).

Employees

The Trust has no employees.

Item 1A. Risk Factors.

These risk factors should be read in connection with the other information included in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Funds’ Financial Statements and the related Notes to the Funds’ Financial Statements. For purposes of this section:

•

The term “Geared VIX Fund” refers to ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF, ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF;

•

The term “Geared Fund” refers to ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares Short DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares Short Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraPro Australian Dollar, ProShares Ultra Australian Dollar, ProShares Short Australian Dollar, ProShares UltraShort Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares Ultra Euro, ProShares Short Euro, ProShares UltraShort Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar, ProShares UltraPro Short U.S. Dollar, ProShares UltraPro Yen, ProShares Ultra Yen, ProShares Short Yen, ProShares UltraShort Yen, and ProShares UltraPro Short Yen and each Geared VIX Fund;

•

The term “Commodity Index Fund” refers to ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares Short DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas;

•	The term “Commodity Fund” refers to ProShares Ultra Gold, ProShares Short Gold, ProShares UltraShort Gold, ProShares Ultra Silver and ProShares UltraShort Silver;

•

The term “Currency Index Fund” refers to ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar and ProShares UltraPro Short U.S. Dollar;

•

The term “Currency Fund” refers to ProShares UltraPro Australian Dollar, ProShares Ultra Australian Dollar, ProShares Short Australian Dollar, ProShares UltraShort Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares Ultra Euro, ProShares Short Euro, ProShares UltraShort Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar, ProShares UltraPro Short U.S. Dollar, ProShares UltraPro Yen, ProShares Ultra Yen, ProShares Short Yen, ProShares UltraShort Yen, and ProShares UltraPro Short Yen;

•	The term “Matching VIX Fund” refers to ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF;

•	The term “VIX Fund” refers to each Geared VIX Fund and each Matching VIX Fund; and

•	The term “Managed Futures Fund” refers to ProShares Managed Futures Strategy, ProShares Commodity Managed Futures Strategy and ProShares Financial Managed Futures Strategy.

Risks Specific to the Geared Funds

In addition to the risks described elsewhere in this “Risk Factors” section, the following risks apply to the Geared Funds.

Due to the compounding of daily returns, the Geared Funds’ returns over periods longer than one day will likely differ in amount and possibly even direction from the Fund multiple times the benchmark return for the period.

Each of the Geared Funds are “geared” funds in the sense that each has an investment objective to match a multiple (e.g., 3x or 2x), the inverse (e.g., -1x) or an inverse multiple (e.g., -2x or -3x) of the performance of a benchmark on a given day. Each Geared Fund seeks investment results for a single day only, as measured from its NAV calculation time to its next NAV calculation time, and not for any other period. The return of a Geared Fund for a period longer than a day is the result of its return for each day compounded over the period and usually will differ from three times (3x), twice (2x), the inverse (-1x), twice the inverse (-2x), or three times the inverse (-3x) of the return of the Geared Fund’s benchmark for the period. A Geared Fund will lose money if its benchmark’s performance is flat over time, and it is possible for a Geared Fund to lose money over time even if its benchmark’s performance increases (or decreases in the case of a Short Fund, an UltraShort Fund or an UltraPro Short Fund), as a result of daily rebalancing, the benchmark’s volatility and compounding. Longer holding periods, higher benchmark volatility, inverse multiples and greater leverage each affect the impact of compounding on a Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the fund’s underlying benchmark.

Each UltraPro, Ultra, Short, UltraShort or UltraPro Short Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra Fund with a 2x multiple should be approximately twice as volatile on a daily basis as is the return of a fund with an objective of matching the same benchmark. The daily returns of Short, UltraShort and UltraPro Short Funds are designed to be the inverse of, twice the inverse of, or three times the inverse of the return that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present different risks than other funds. The Geared Funds that use leverage are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Daily objective geared funds, if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets, can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor and/or periodically rebalance their portfolios. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.

The hypothetical example below illustrates how daily geared fund returns can behave for periods longer than one day. Take a hypothetical fund XYZ that seeks to double the daily performance of benchmark XYZ. On each day, fund XYZ performs in line with its objective (twice (2x) the benchmark’s daily performance before fees and expenses). Notice that over the entire five-day period, the fund’s total return is considerably less than double that of the period return of the benchmark. For the five-day period, benchmark XYZ gained 5.1% while fund XYZ gained 9.8% (versus 10.2% or 2x 5.1%). In other scenarios, the return of a daily rebalanced fund could be greater than double the benchmark’s return.

	Benchmark XYZ		Fund XYZ
	Level	Daily Performance	Daily Performance	Net Asset Value
Start	100.0			$100.00
Day 1	103.0	3.0%	6.0%	$106.00
Day 2	99.9	-3.0%	-6.0%	$99.64
Day 3	103.9	4.0%	8.0%	$107.61
Day 4	101.3	-2.5%	-5.0%	$102.23
Day 5	105.1	3.7%	7.4%	$109.80
Total Return		5.1%	9.8%

This effect is caused by compounding, which exists in all investments, but has a more significant impact in Geared Funds. In general, during periods of higher benchmark volatility, compounding will cause results for periods longer than a single day to be less than twice (2x) the return of the benchmark (or less than three times (3x), the inverse (-1x), twice the inverse (-2x) or three times the inverse (-3x) of the return of a benchmark for the UltraPro Funds, the Short Funds, the UltraShort Funds or the UltraPro Short Funds, respectively). This effect becomes more pronounced as volatility increases. Conversely, in periods of lower benchmark volatility (particularly when combined with higher benchmark returns), fund returns over longer periods can be higher than twice (2x) the return of the benchmark. Actual results for a particular period, before fees and expenses, are also dependent on the magnitude of the benchmark return in addition to the benchmark volatility. Similar effects exist for the Short Funds, the UltraShort Funds and the UltraPro Short Funds, and the significance of these effects are even greater with such inverse or inverse leveraged funds.

The graphs that follow illustrate this point. Each of the graphs shows a simulated hypothetical one year performance of a benchmark compared with the performance of a Geared Fund that perfectly achieves its geared daily investment objective. The graphs demonstrate that, for periods greater than one day, a Geared Fund is likely to underperform or over-perform (but not match) the benchmark performance (or the inverse of the benchmark performance) times the multiple stated as the daily fund objective. Investors should understand the consequences of holding daily rebalanced funds for periods longer than a single day and should actively manage and monitor their investments, as frequently as daily. A one-year period is used solely for illustrative purposes. Deviations from the benchmark return (or the inverse of the benchmark return) times the fund multiple can occur over periods as short as two days (each day as measured from NAV to NAV) and may also occur in periods shorter than one day (when measured intraday as opposed to NAV to NAV). See “Intraday Price Performance Risk” below for additional details. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates (to obtain required leverage, inverse, or inverse leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (3x, 2x, -1x, -2x or -3x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses greater than zero percent were included, the funds’ performance would be lower than that shown. Each of the 2x, -1x and -2x graphs also assumes a volatility rate of 64%, which is an approximate average of the five-year historical volatility rate of the most volatile benchmark referenced herein (the S&P 500 VIX Short-Term Futures Index). Each of the 3x and -3x graphs also assumes a volatility rate of 18%, which is an approximate average of the five-year historical volatility rate of the most volatile currency benchmark referenced herein (the U.S. dollar price of the Australian dollar). A benchmark’s volatility rate is a statistical measure of the magnitude of fluctuations in its returns.

The historical five year average volatility of the benchmarks utilized by the Funds ranges from 9.24 to 64.44, as set forth in the table below.

Index	Identifier	Historical Five-Year Average Volatility Rate
Dow Jones-UBS Commodity IndexSM	DJUBSTR Index	21.48%
Dow Jones-UBS Crude Oil Sub-IndexSM	DJUBSCL Index	39.88%
Dow Jones-UBS Natural Gas Sub-IndexSM	DJUBSNG Index	43.86%
The daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London	GOLDLNPM Index	21.97%
The daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London	SLVRLND Index	43.87%
The U.S. Dollar price of the Euro	USDEUR Curncy	11.37%
The U.S. Dollar price of the Japanese Yen	USDJPY Curncy	11.79%
The U.S. Dollar price of the Australian Dollar	USDAUD Curncy	17.86%
The U.S. Dollar price of the Canadian Dollar	USDCAD Curncy	12.45%
The U.S. Dollar price of the Swiss Franc	USDCHF Curncy	12.76%
The ICE U.S. Dollar Index®	DXY Index	9.24%
S&P 500 VIX Short-Term Futures Index	SPVXSP Index	64.44%
S&P 500 VIX Mid-Term Futures Index	SPVXMP Index	34.32%

The tables below illustrate the impact of two factors that affect a Geared Fund’s performance, benchmark volatility and benchmark return. Benchmark volatility is a statistical measure of the magnitude of fluctuations in the returns of a benchmark and is calculated as the standard deviation of the natural logarithms of one plus the benchmark return (calculated daily), multiplied by the square root of the number of trading days per year (assumed to be 252). The tables show estimated fund returns for a number of combinations of benchmark return and benchmark volatility over a one-year period. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates of zero percent (to obtain required leveraged, inverse or inverse leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (3x, 2x, -1x, -2x or -3x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses were included, the fund’s performance would be lower than that shown. The tables below show examples in which a Geared Fund has an investment objective to correspond to three times (3x), twice (2x), the inverse (-1), twice the inverse (-2x) or three times the inverse (-3x) of the daily performance of a benchmark. The Geared Fund that has an investment objective to correspond to three times (3x) the daily performance of a benchmark could incorrectly be expected to achieve a 30% return on a yearly basis if the benchmark return was 10%, absent the effects of compounding. However, as the table shows, with a benchmark volatility of 50%, such a fund would return -37.1%. In the charts below, shaded areas represent those scenarios where a geared fund with the investment objective described will outperform (i.e., return more than) the benchmark performance times the stated multiple in the fund’s investment objective; conversely areas not shaded represent those scenarios where the fund will underperform (i.e., return less than) the benchmark performance times the multiple stated as the daily fund objective.

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to Three Times (3x) the Daily Performance of a Benchmark.

One Year Benchmark	Three Times (3x) One Year Benchmark	Benchmark Volatility
Performance	Performance	10%	25%	50%	75%	100%
-60%	-180%	-93.8%	-94.7%	-97.0%	-98.8%	-99.7%
-50%	-150%	-87.9%	-89.6%	-94.1%	-97.7%	-99.4%
-40%	-120%	-79.0%	-82.1%	-89.8%	-96.0%	-98.9%
-30%	-90%	-66.7%	-71.6%	-83.8%	-93.7%	-98.3%
-20%	-60%	-50.3%	-57.6%	-75.8%	-90.5%	-97.5%
-10%	-30%	-29.3%	-39.6%	-65.6%	-86.5%	-96.4%
0%	0%	-3.0%	-17.1%	-52.8%	-81.5%	-95.0%
10%	30%	29.2%	10.3%	-37.1%	-75.4%	-93.4%
20%	60%	67.7%	43.3%	-18.4%	-68.0%	-91.4%
30%	90%	113.2%	82.1%	3.8%	-59.4%	-89.1%
40%	120%	166.3%	127.5%	29.6%	-49.2%	-86.3%
50%	150%	227.5%	179.8%	59.4%	-37.6%	-83.2%
60%	180%	297.5%	239.6%	93.5%	-24.2%	-79.6%

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to Twice (2x) the Daily Performance of a Benchmark.

One Year Benchmark	2x One Year Benchmark	Benchmark Volatility
Performance	Performance	0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%
-60%	-120%	-84.0%	-84.0%	-84.2%	-84.4%	-84.6%	-85.0%	-85.4%	-85.8%	-86.4%	-86.9%	-87.5%	-88.2%	-88.8%
-55%	-110%	-79.8%	-79.8%	-80.0%	-80.2%	-80.5%	-81.0%	-81.5%	-82.1%	-82.7%	-83.5%	-84.2%	-85.0%	-85.9%
-50%	-100%	-75.0%	-75.1%	-75.2%	-75.6%	-76.0%	-76.5%	-77.2%	-77.9%	-78.7%	-79.6%	-80.5%	-81.5%	-82.6%
-45%	-90%	-69.8%	-69.8%	-70.1%	-70.4%	-70.9%	-71.6%	-72.4%	-73.2%	-74.2%	-75.3%	-76.4%	-77.6%	-78.9%
-40%	-80%	-64.0%	-64.1%	-64.4%	-64.8%	-65.4%	-66.2%	-67.1%	-68.2%	-69.3%	-70.6%	-72.0%	-73.4%	-74.9%
-35%	-70%	-57.8%	-57.9%	-58.2%	-58.7%	-59.4%	-60.3%	-61.4%	-62.6%	-64.0%	-65.5%	-67.1%	-68.8%	-70.5%
-30%	-60%	-51.0%	-51.1%	-51.5%	-52.1%	-52.9%	-54.0%	-55.2%	-56.6%	-58.2%	-60.0%	-61.8%	-63.8%	-65.8%
-25%	-50%	-43.8%	-43.9%	-44.3%	-45.0%	-46.0%	-47.2%	-48.6%	-50.2%	-52.1%	-54.1%	-56.2%	-58.4%	-60.8%
-20%	-40%	-36.0%	-36.2%	-36.6%	-37.4%	-38.5%	-39.9%	-41.5%	-43.4%	-45.5%	-47.7%	-50.2%	-52.7%	-55.3%
-15%	-30%	-27.8%	-27.9%	-28.5%	-29.4%	-30.6%	-32.1%	-34.0%	-36.1%	-38.4%	-41.0%	-43.7%	-46.6%	-49.6%
-10%	-20%	-19.0%	-19.2%	-19.8%	-20.8%	-22.2%	-23.9%	-26.0%	-28.3%	-31.0%	-33.8%	-36.9%	-40.1%	-43.5%
-5%	-10%	-9.8%	-10.0%	-10.6%	-11.8%	-13.3%	-15.2%	-17.5%	-20.2%	-23.1%	-26.3%	-29.7%	-33.3%	-37.0%
0%	0%	0.0%	-0.2%	-1.0%	-2.2%	-3.9%	-6.1%	-8.6%	-11.5%	-14.8%	-18.3%	-22.1%	-26.1%	-30.2%
5%	10%	10.3%	10.0%	9.2%	7.8%	5.9%	3.6%	0.8%	-2.5%	-6.1%	-10.0%	-14.1%	-18.5%	-23.1%
10%	20%	21.0%	20.7%	19.8%	18.3%	16.3%	13.7%	10.6%	7.0%	3.1%	-1.2%	-5.8%	-10.6%	-15.6%
15%	30%	32.3%	31.9%	30.9%	29.3%	27.1%	24.2%	20.9%	17.0%	12.7%	8.0%	3.0%	-2.3%	-7.7%
20%	40%	44.0%	43.6%	42.6%	40.8%	38.4%	35.3%	31.6%	27.4%	22.7%	17.6%	12.1%	6.4%	0.5%
25%	50%	56.3%	55.9%	54.7%	52.8%	50.1%	46.8%	42.8%	38.2%	33.1%	27.6%	21.7%	15.5%	9.0%
30%	60%	69.0%	68.6%	67.3%	65.2%	62.4%	58.8%	54.5%	49.5%	44.0%	38.0%	31.6%	24.9%	17.9%
35%	70%	82.3%	81.8%	80.4%	78.2%	75.1%	71.2%	66.6%	61.2%	55.3%	48.8%	41.9%	34.7%	27.2%
40%	80%	96.0%	95.5%	94.0%	91.6%	88.3%	84.1%	79.1%	73.4%	67.0%	60.1%	52.6%	44.8%	36.7%
45%	90%	110.3%	109.7%	108.2%	105.6%	102.0%	97.5%	92.2%	86.0%	79.2%	71.7%	63.7%	55.4%	46.7%
50%	100%	125.0%	124.4%	122.8%	120.0%	116.2%	111.4%	105.6%	99.1%	91.7%	83.8%	75.2%	66.3%	57.0%
55%	110%	140.3%	139.7%	137.9%	134.9%	130.8%	125.7%	119.6%	112.6%	104.7%	96.2%	87.1%	77.5%	67.6%
60%	120%	156.0%	155.4%	153.5%	150.3%	146.0%	140.5%	134.0%	126.5%	118.1%	109.1%	99.4%	89.2%	78.6%

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to the Inverse (-1x) of the Daily Performance of a Benchmark.

One Year Benchmark	Inverse of One Year Benchmark	Benchmark Volatility
Performance	Performance	0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%
-60%	60%	150.0%	149.4%	147.5%	144.4%	140.2%	134.9%	128.5%	121.2%	113.0%	104.2%	94.7%	84.7%	74.4%
-55%	55%	122.2%	121.7%	120.0%	117.3%	113.5%	108.8%	103.1%	96.6%	89.4%	81.5%	73.1%	64.2%	55.0%
-50%	50%	100.0%	99.5%	98.0%	95.6%	92.2%	87.9%	82.8%	76.9%	70.4%	63.3%	55.8%	47.8%	39.5%
-45%	45%	81.8%	81.4%	80.0%	77.8%	74.7%	70.8%	66.2%	60.9%	54.9%	48.5%	41.6%	34.4%	26.9%
-40%	40%	66.7%	66.3%	65.0%	63.0%	60.1%	56.6%	52.3%	47.5%	42.0%	36.1%	29.8%	23.2%	16.3%
-35%	35%	53.8%	53.5%	52.3%	50.4%	47.8%	44.5%	40.6%	36.1%	31.1%	25.6%	19.8%	13.7%	7.3%
-30%	30%	42.9%	42.5%	41.4%	39.7%	37.3%	34.2%	30.6%	26.4%	21.7%	16.7%	11.3%	5.6%	-0.3%
-25%	25%	33.3%	33.0%	32.0%	30.4%	28.1%	25.3%	21.9%	18.0%	13.6%	8.9%	3.8%	-1.5%	-7.0%
-20%	20%	25.0%	24.7%	23.8%	22.2%	20.1%	17.4%	14.2%	10.6%	6.5%	2.1%	-2.6%	-7.6%	-12.8%
-15%	15%	17.6%	17.4%	16.5%	15.0%	13.0%	10.5%	7.5%	4.1%	0.3%	-3.9%	-8.4%	-13.1%	-17.9%
-10%	10%	11.1%	10.8%	10.0%	8.6%	6.8%	4.4%	1.5%	-1.7%	-5.3%	-9.3%	-13.5%	-17.9%	-22.5%
-5%	5%	5.3%	5.0%	4.2%	2.9%	1.1%	-1.1%	-3.8%	-6.9%	-10.3%	-14.0%	-18.0%	-22.2%	-26.6%
0%	0%	0.0%	-0.2%	-1.0%	-2.2%	-3.9%	-6.1%	-8.6%	-11.5%	-14.8%	-18.3%	-22.1%	-26.1%	-30.2%
5%	-5%	-4.8%	-5.0%	-5.7%	-6.9%	-8.5%	-10.5%	-13.0%	-15.7%	-18.8%	-22.2%	-25.8%	-29.6%	-33.6%
10%	-10%	-9.1%	-9.3%	-10.0%	-11.1%	-12.7%	-14.6%	-16.9%	-19.6%	-22.5%	-25.8%	-29.2%	-32.8%	-36.6%
15%	-15%	-13.0%	-13.3%	-13.9%	-15.0%	-16.5%	-18.3%	-20.5%	-23.1%	-25.9%	-29.0%	-32.3%	-35.7%	-39.3%
20%	-20%	-16.7%	-16.9%	-17.5%	-18.5%	-19.9%	-21.7%	-23.8%	-26.3%	-29.0%	-31.9%	-35.1%	-38.4%	-41.9%
25%	-25%	-20.0%	-20.2%	-20.8%	-21.8%	-23.1%	-24.8%	-26.9%	-29.2%	-31.8%	-34.7%	-37.7%	-40.9%	-44.2%
30%	-30%	-23.1%	-23.3%	-23.8%	-24.8%	-26.1%	-27.7%	-29.7%	-31.9%	-34.5%	-37.2%	-40.1%	-43.2%	-46.3%
35%	-35%	-25.9%	-26.1%	-26.7%	-27.6%	-28.8%	-30.4%	-32.3%	-34.5%	-36.9%	-39.5%	-42.3%	-45.3%	-48.3%
40%	-40%	-28.6%	-28.7%	-29.3%	-30.2%	-31.4%	-32.9%	-34.7%	-36.8%	-39.1%	-41.7%	-44.4%	-47.2%	-50.2%
45%	-45%	-31.0%	-31.2%	-31.7%	-32.6%	-33.7%	-35.2%	-37.0%	-39.0%	-41.2%	-43.7%	-46.3%	-49.0%	-51.9%
50%	-50%	-33.3%	-33.5%	-34.0%	-34.8%	-35.9%	-37.4%	-39.1%	-41.0%	-43.2%	-45.6%	-48.1%	-50.7%	-53.5%
55%	-55%	-35.5%	-35.6%	-36.1%	-36.9%	-38.0%	-39.4%	-41.0%	-42.9%	-45.0%	-47.3%	-49.8%	-52.3%	-55.0%
60%	-60%	-37.5%	-37.7%	-38.1%	-38.9%	-40.0%	-41.3%	-42.9%	-44.7%	-46.7%	-49.0%	-51.3%	-53.8%	-56.4%

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to Twice the Inverse (-2x) of the Daily Performance of a Benchmark.

One Year Benchmark	2x Inverse of One Year Benchmark	Benchmark Volatility
Performance	Performance	0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%
-60%	120%	525.0%	520.3%	506.5%	484.2%	454.3%	418.1%	377.1%	332.8%	286.7%	240.4%	195.2%	152.2%	112.2%
-55%	110%	393.8%	390.1%	379.2%	361.6%	338.0%	309.4%	277.0%	242.0%	205.6%	169.0%	133.3%	99.3%	67.7%
-50%	100%	300.0%	297.0%	288.2%	273.9%	254.8%	231.6%	205.4%	177.0%	147.5%	117.9%	88.9%	61.4%	35.8%
-45%	90%	230.6%	228.1%	220.8%	209.0%	193.2%	174.1%	152.4%	128.9%	104.6%	80.1%	56.2%	33.4%	12.3%
-40%	80%	177.8%	175.7%	169.6%	159.6%	146.4%	130.3%	112.0%	92.4%	71.9%	51.3%	31.2%	12.1%	-5.7%
-35%	70%	136.7%	134.9%	129.7%	121.2%	109.9%	96.2%	80.7%	63.9%	46.5%	28.9%	11.8%	-4.5%	-19.6%
-30%	60%	104.1%	102.6%	98.1%	90.8%	81.0%	69.2%	55.8%	41.3%	26.3%	11.2%	-3.6%	-17.6%	-30.7%
-25%	50%	77.8%	76.4%	72.5%	66.2%	57.7%	47.4%	35.7%	23.1%	10.0%	-3.2%	-16.0%	-28.3%	-39.6%
-20%	40%	56.3%	55.1%	51.6%	46.1%	38.6%	29.5%	19.3%	8.2%	-3.3%	-14.9%	-26.2%	-36.9%	-46.9%
-15%	30%	38.4%	37.4%	34.3%	29.4%	22.8%	14.7%	5.7%	-4.2%	-14.4%	-24.6%	-34.6%	-44.1%	-53.0%
-10%	20%	23.5%	22.5%	19.8%	15.4%	9.5%	2.3%	-5.8%	-14.5%	-23.6%	-32.8%	-41.7%	-50.2%	-58.1%
-5%	10%	10.8%	10.0%	7.5%	3.6%	-1.7%	-8.1%	-15.4%	-23.3%	-31.4%	-39.6%	-47.7%	-55.3%	-62.4%
0%	0%	0.0%	-0.7%	-3.0%	-6.5%	-11.3%	-17.1%	-23.7%	-30.8%	-38.1%	-45.5%	-52.8%	-59.6%	-66.0%
5%	-10%	-9.3%	-10.0%	-12.0%	-15.2%	-19.6%	-24.8%	-30.8%	-37.2%	-43.9%	-50.6%	-57.2%	-63.4%	-69.2%
10%	-20%	-17.4%	-18.0%	-19.8%	-22.7%	-26.7%	-31.5%	-36.9%	-42.8%	-48.9%	-55.0%	-61.0%	-66.7%	-71.9%
15%	-30%	-24.4%	-25.0%	-26.6%	-29.3%	-32.9%	-37.3%	-42.3%	-47.6%	-53.2%	-58.8%	-64.3%	-69.5%	-74.3%
20%	-40%	-30.6%	-31.1%	-32.6%	-35.1%	-38.4%	-42.4%	-47.0%	-51.9%	-57.0%	-62.2%	-67.2%	-72.0%	-76.4%
25%	-50%	-36.0%	-36.5%	-37.9%	-40.2%	-43.2%	-46.9%	-51.1%	-55.7%	-60.4%	-65.1%	-69.8%	-74.2%	-78.3%
30%	-60%	-40.8%	-41.3%	-42.6%	-44.7%	-47.5%	-50.9%	-54.8%	-59.0%	-63.4%	-67.8%	-72.0%	-76.1%	-79.9%
35%	-70%	-45.1%	-45.5%	-46.8%	-48.7%	-51.3%	-54.5%	-58.1%	-62.0%	-66.0%	-70.1%	-74.1%	-77.9%	-81.4%
40%	-80%	-49.0%	-49.4%	-50.5%	-52.3%	-54.7%	-57.7%	-61.1%	-64.7%	-68.4%	-72.2%	-75.9%	-79.4%	-82.7%
45%	-90%	-52.4%	-52.8%	-53.8%	-55.5%	-57.8%	-60.6%	-63.7%	-67.1%	-70.6%	-74.1%	-77.5%	-80.8%	-83.8%
50%	-100%	-55.6%	-55.9%	-56.9%	-58.5%	-60.6%	-63.2%	-66.1%	-69.2%	-72.5%	-75.8%	-79.0%	-82.1%	-84.9%
55%	-110%	-58.4%	-58.7%	-59.6%	-61.1%	-63.1%	-65.5%	-68.2%	-71.2%	-74.2%	-77.3%	-80.3%	-83.2%	-85.9%
60%	-120%	-60.9%	-61.2%	-62.1%	-63.5%	-65.4%	-67.6%	-70.2%	-73.0%	-75.8%	-78.7%	-81.5%	-84.2%	-86.7%

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to Three Times the Inverse (-3x) of the Daily Performance of a Benchmark.

One Year Benchmark	Three Times the Inverse (-3x) of One Year Benchmark	Benchmark Volatility
Performance	Performance	10%	25%	50%	75%	100%
-60%	180%	1371.5%	973.9%	248.6%	-46.5%	-96.1%
-50%	150%	653.4%	449.8%	78.5%	-72.6%	-98.0%
-40%	120%	336.0%	218.2%	3.3%	-84.2%	-98.9%
-30%	90%	174.6%	100.4%	-34.9%	-90.0%	-99.3%
-20%	60%	83.9%	34.2%	-56.4%	-93.3%	-99.5%
-10%	30%	29.2%	-5.7%	-69.4%	-95.3%	-99.7%
0%	0%	-5.8%	-31.3%	-77.7%	-96.6%	-99.8%
10%	-30%	-29.2%	-48.4%	-83.2%	-97.4%	-99.8%
20%	-60%	-45.5%	-60.2%	-87.1%	-98.0%	-99.9%
30%	-90%	-57.1%	-68.7%	-89.8%	-98.4%	-99.9%
40%	-120%	-65.7%	-75.0%	-91.9%	-98.8%	-99.9%
50%	-150%	-72.1%	-79.6%	-93.4%	-99.0%	-99.9%
60%	-180%	-77.0%	-83.2%	-94.6%	-99.2%	-99.9%

The foregoing tables are intended to isolate the effect of benchmark volatility and benchmark performance on the return of leveraged, inverse or inverse leveraged funds. The Geared Funds’ actual returns may be significantly greater or less than the returns shown above as a result of any of the factors discussed above or under the below risk factor describing correlation risks.

Each Geared Fund seeks to provide investment results (before fees and expenses) that correspond to a multiple of, the inverse of or an inverse multiple of the daily performance of a benchmark at all times, even during periods when the applicable benchmark is flat as well as when the benchmark is moving in a manner which causes the Fund’s NAV to decline, thereby causing losses to such Fund.

Other than for cash management purposes, the Funds are not actively managed by traditional methods, which typically involve effecting changes in the composition of a portfolio on the basis of judgments relating to economic, financial and market considerations with a view toward obtaining positive results under all market conditions. Rather, the Sponsor seeks to cause the NAV to track the daily performance of a benchmark in accordance with each Fund’s investment objective, even during periods in which the benchmark is flat or moving in a manner which causes the NAV of a Fund to decline. It is possible to lose money over time when an underlying benchmark is up for the corresponding UltraPro Fund or Ultra Fund, or down for the corresponding Short, UltraShort or UltraPro Short Fund, due to the effects of daily rebalancing, volatility and compounding (see “Correlation Risks Specific to the Geared Funds” for additional details).

Correlation Risks Specific to the Geared Funds.

In order to achieve a high degree of correlation with their applicable underlying benchmarks, the Geared Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially over- or under-exposed to the benchmarks may prevent such Funds from achieving a high degree of correlation with their applicable underlying benchmarks. Market disruptions or closure, large amounts of assets into or out of the Funds, regulatory restrictions or extreme market volatility will adversely affect such Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Because of this, it is unlikely that the Geared Funds will be perfectly exposed (i.e., 3x, 2x, -1x, -2x or -3x, as applicable) at the end of each day, and the likelihood of being materially under- or over-exposed is higher on days when the benchmark levels are volatile near the close of the trading day.

These risks are particularly acute for the Geared VIX Funds due to the combination of (a) no market for VIX futures contracts after the 4:15 p.m. settlement time and (b) the high degree of volatility in VIX futures contracts. Investors in the Geared VIX Funds should be aware that these funds bear a greater risk of not achieving their investment objective on a daily basis, a risk that increases with the level of volatility on a particular day.

For general correlation risks of the Funds, please see “While close tracking of any Fund to its benchmark may be achieved, several factors may affect a Fund’s ability to consistently achieve this correlation.” below.

Intraday Price Performance Risk.

Each Geared Fund is rebalanced at or about the time of its NAV calculation time (which in many cases is other than at the close of the U.S. equity markets). As such, the intraday position of the Fund will generally be different from the Fund’s stated daily investment objective (e.g., 3x, 2x, -1x, -2x or -3x). When Shares are bought intraday, the performance of a Geared Fund’s Shares until the Fund’s next NAV calculation will generally be greater than or less than the Fund’s stated daily multiple, inverse or inverse multiple.

The use of leveraged, inverse and/or inverse leveraged positions could result in the total loss of an investor’s investment.

The Geared Funds that utilize leveraged, inverse or inverse leveraged positions in seeking to achieve their respective investment objectives will lose more money in market environments adverse to their respective daily investment objectives than Funds that do not employ leverage. The use of leverage, inverse and/or inverse leveraged positions could result in the total loss of an investor’s investment.

For example, because the Geared Funds include a 3x, 2x, -1x, -2x or -3x multiplier, a single-day movement in the relevant benchmark approaching 33%, in the case of UltraPro Funds and UltraPro Short Funds, 50% in the case of Ultra Funds and UltraShort Funds, and 100% in the case of Short Funds, at any point in the day could result in the total loss or almost total loss of an investor’s investment if that movement is contrary to the investment objective of the Fund in which an investor has invested, even if such Fund’s benchmark subsequently moves in an opposite direction, eliminating all or a portion of the movement. This would be the case with downward single-day or intraday movements in the underlying benchmark of the UltraPro Funds or the Ultra Funds or upward single-day or intraday movements in the underlying benchmark of the Short Funds, the UltraShort Funds or the UltraPro Short Funds, even if the underlying benchmark maintains a level greater than zero at all times.

Inverse positions can result in unlimited losses as the benchmark rises. As such, for Short Funds, a single day or intraday price increase approaching 100% in the relevant benchmark could result in the total loss or almost total loss of an investor’s investment even if such Fund’s benchmark subsequently moves lower. This risk exists for all of the Short Funds, and, based on historical intraday volatility measures, may be particularly acute for ProShares Short VIX Futures ETF and ProShares UltraShort VIX Short-Term Futures ETF.

Risks Specific to the VIX Funds

In addition to the risks described elsewhere in this “Risk Factors” section, the following risks apply to the VIX Funds.

The VIX Funds are benchmarked to a VIX Futures Index. They are not benchmarked to the VIX or actual realized volatility of the S&P 500 Index.

The level of each VIX Futures Index is based on the value of the relevant VIX futures contracts based on the CBOE VIX comprising the applicable VIX Futures Index. Each VIX Fund is benchmarked to its respective VIX Futures Index and the VIX Funds are not linked to the VIX (which is a measure of implied volatility of the S&P 500 Index over the next 30 days derived from option prices), to realized volatility of the S&P 500 Index or to the options that underlie the VIX calculation. Each VIX Fund should be expected to perform very differently from the VIX over all periods of time. In many cases the VIX Futures Indexes will significantly underperform the VIX. Furthermore, because each VIX Fund may invest in VIX futures contracts other than the VIX futures contracts comprising the Fund’s VIX Futures Index, the VIX Funds may perform differently than their respective VIX Futures Indexes.

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

The VIX Futures Indexes and VIX futures contracts have limited historical information.

The VIX Futures Indexes were created in December 2008 and Standard & Poor’s has published limited information about how the VIX Futures Indexes would have performed had they been calculated prior to their creation. In addition, VIX futures contracts have traded freely only since March 26, 2004, and not all futures of all relevant maturities have traded at all times since that date. Because the VIX Futures Indexes and the VIX futures contracts that underlie them are of recent origin and limited historical performance data exists with respect to them, your investment in the VIX Funds may involve a greater risk than investing in alternate instruments linked to one or more indexes with a more established record of performance. A longer history of actual performance may have been helpful in providing more reliable information on which to assess the validity of the proprietary methodology that the VIX Futures Indexes make use of as the basis for an investment decision.

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

Each VIX Fund seeks to provide investment results (before fees and expenses) that correspond to the daily performance (or, in the case of the Geared VIX Funds, corresponds to a multiple or the inverse of the daily performance) of an index at all times, even during periods when the applicable index is flat as well as when the index is moving in a manner which causes the VIX Fund’s NAV to decline, thereby causing losses to such Fund.

Other than for cash management purposes, the VIX Funds are not actively managed by traditional methods, which typically involve effecting changes in the composition of a portfolio on the basis of judgments relating to economic, financial and market considerations with a view toward obtaining positive results under all market conditions. Rather, the Sponsor seeks to cause the NAV to track the daily performance of an index in accordance with each VIX Fund’s investment objective, even during periods in which the index is flat or moving in a manner which causes the NAV of a VIX Fund to decline. It is possible to lose money over time when the underlying index is up for the Ultra Fund, or down for the Short Fund, due to the effects of daily rebalancing, volatility and compounding (see “Risks Specific to the Geared Funds” for additional details).

Risks Specific to the Managed Futures Funds

In addition to the risks described elsewhere in this “Risk Factors” section, the following risks apply to the Managed Futures Funds.

Each Managed Futures Fund seeks to provide investment results (before fees and expenses) that correspond to the performance of the Index or Sub-Index at all times, even during periods when the applicable Index or Sub-Index is flat as well as when the applicable Index or Sub-Index is moving in a manner which causes the Fund’s NAV to decline, thereby causing losses to such Fund.

Other than for cash management purposes, the Funds are not actively managed by traditional methods, which typically involve effecting changes in the composition of a portfolio on the basis of judgments relating to economic, financial and market considerations with a view toward obtaining positive results under all market conditions. Rather, the Sponsor seeks to cause the NAV to track the performance of the Index or a Sub-Index in accordance with each Fund’s investment objective, even during periods in which the applicable Index or Sub-Index is flat or moving in a manner which causes the NAV of a Fund to decline. It is possible to lose money over time when the level of the Index or Sub-Index is up.

A Fund’s exposure to commodity or financial futures markets may subject the Fund to greater volatility than investments in traditional securities, which may adversely affect an investor’s investment in that Fund.

Certain Index Components have experienced high volatility in the past. Because the Index and the Sub-Indexes are comprised of the Index Components, the Index and the Sub-Indexes, and by extension, the Funds may be subject to greater volatility than investments in traditional securities.

The level of the Index and Sub-Indexes, and the returns attributable to the Index Components depend on whether a particular sector, and its underlying Index Components, are positioned long or short (or, in the case of energy, long or flat).

The impact of changes in the prices of the Index Components will affect a Fund differently depending upon whether its Index or Sub-Index, as applicable, is long, short or flat a particular sector. Increases in the price of an underlying Index Component will negatively impact a Fund’s performance when the sector for such Index Component is positioned short and decreases in the price of an underlying Index Component will negatively impact a Fund’s performance when the sector for such Index Component is positioned long.

The Index and Sub-Indexes are based on the Commodities Futures Contracts and Financials Futures Contract prices, not the “spot” price of a reference asset (i.e. the underlying commodity, currency or Treasury instrument). The performance of the Commodity Futures Contracts and Financials Futures Contracts may be very different than the performance of the applicable reference asset.

The Index and Sub-Indexes are based on the Commodities Futures Contracts and Financials Futures Contract prices, not the “spot” price of any reference asset. While prices of futures contracts or other derivative contracts based on futures contracts are related to the prices of the relevant, underlying reference asset, they are not always correlated and often can perform very differently. It is possible that during certain time periods, futures contracts will cease to track cash market prices and may be substantially lower or higher than cash market prices for the underlying reference asset due to differences in derivative contract terms or as supply, demand or other economic or regulatory factors become more pronounced in either the cash or derivative markets.

Several factors may affect the value of U.S. Treasury securities and, in turn, certain Financials Futures Contracts and related assets, if any, owned by a Fund, including, but not limited to:

•	Perception of risk, or the lack thereof, in assets other than U.S. Treasury securities;

•	Debt level and trade deficit of the United States;

•	Inflation rates of the United States and the relevant foreign countries and investors’ expectations concerning inflation rates;

•	Interest rates of the United States and the relevant foreign countries and investors’ expectations concerning interest rates;

•	Fluctuations in the value of the U.S. dollar relative to other currencies; and

•	Fluctuations in the supply of, and demand for, the underlying U.S. Treasury securities.

These factors interrelate in complex ways, and the effect of one factor on the market value of a Fund may offset or enhance the effect of another factor.

Risks Related to All Funds

While close tracking of any Fund to its benchmark may be achieved, several factors may affect a Fund’s ability to consistently achieve this correlation.

While the Funds expect to meet their investment objectives, there is no guarantee they will do so. Factors that may affect a Fund’s ability to meet its investment objective include: (1) the ability of the Sponsor to purchase and sell Financial Instruments (i.e., commodity-based, currency-based or equity market volatility-based instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts as a substitute for investing directly in commodities, currencies or equity market volatility products in order to gain exposure to the commodity index, currency benchmark, commodity, currency or to an equity market volatility index) in a manner that correlates to a Fund’s objective; (2) an imperfect correlation between the performance of the instruments held by a Fund, such as swaps, futures contracts and/or forward contracts, and the performance of the applicable benchmark; (3) bid-ask spreads on such instruments; (4) commission costs; (5) holding instruments traded in a market that has become illiquid or disrupted; (6) a Fund’s Share prices being rounded to the nearest cent; (7) changes to a benchmark that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; and (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; and (10) accounting standards.

For the Managed Futures Funds, the Funds will typically need to allocate assets across many different Index Components. At times when the aggregate NAV of a Fund is lower, it may be more difficult to allocate that Fund’s assets efficiently to gain optimal exposure across all Index Components, which could result in that Fund being under- or over-exposed to the Index Components.

For the VIX Funds, being materially over- or under-exposed to its index may prevent such Funds from achieving a high degree of correlation with their applicable underlying index. Market disruptions or closure, large amounts of assets into or out of the VIX Funds, regulatory restrictions or extreme market volatility will adversely affect such Funds’ ability to maintain a high degree of correlation.

The value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by that Fund. Fluctuations in the price of these Financial Instruments or assets could materially adversely affect an investment in the Shares.

With regard to the Commodity Funds, the Commodity Index Funds and the Managed Futures Funds, several factors may affect the price of an underlying reference asset, and in turn, the Financial Instruments and other assets, if any, owned by such a Fund, including, but not limited to:

•	The recent proliferation of commodity linked exchange-traded products and their unknown effect on the commodity markets.

•

Large purchases or sales of physical commodities by the official sector. Governments and large institutions have large commodities holdings or may establish major commodities positions. For example, a significant portion of the aggregate world gold holdings is owned by governments, central banks and related institutions. Similarly, nations with centralized or nationalized oil production and organizations such as the Organization of Petroleum Exporting Countries control large physical quantities of crude oil. If one or more of these institutions decides to buy or sell any commodity in amounts large enough to cause a change in world prices, the price of Shares based upon a benchmark related to that commodity, (or in the case of Managed Futures Funds, the level of the Index or Sub-Index including that commodity), will be affected.

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

With regard to the Currency Funds, Currency Index Funds and Managed Futures Funds, several factors may affect the value of foreign currencies or the U.S. dollar, and in turn, Financial Instruments and other assets (or in the case of Managed Futures Funds, certain Financial Futures Contracts and related assets), if any, owned by a Fund, including, but not limited to:

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

With regard to the VIX Funds, several factors may affect the price and/or liquidity of VIX futures contracts and other assets, if any, owned by a VIX Fund, including, but not limited to:

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

Risks specific to ProShares UltraPro Euro, ProShares Ultra Euro, ProShares Short Euro, ProShares UltraShort Euro and ProShares UltraPro Short Euro

The Economic and Monetary Union of the EU requires member countries to comply with restrictions on inflation rates, interest rates, deficits, debt levels and fiscal and monetary controls. As a result, each EU member country may be significantly affected by EU policies and may be highly dependent on the economies of its fellow members. The European financial markets and the value of the euro have experienced significant volatility recently and several EU member countries have been adversely affected by unemployment, budget deficits and economic downturns. In addition, several EU member countries have experienced credit rating downgrades, rising government debt levels and, for certain EU member countries (including Greece, Spain, Portugal, Ireland and Italy), weaknesses in sovereign debt. These events, along with decreasing imports or exports, changes in governmental or EU regulations on trade, the default or threat of default by an EU member country on its sovereign debt and/or an economic recession in an EU member country may continue to adversely affect the value and exchange rate of the euro and cause prolonged volatility.

In addition, given recent events, it is possible that the euro could be abandoned in the future by countries that have already adopted its use. If this were to occur, the value of the euro could fluctuate or decline drastically, causing losses to ProShares UltraPro Euro and ProShares Ultra Euro. Increased volatility to the euro could also exacerbate the effects of daily compounding on each of ProShares UltraPro Euro, ProShares Ultra Euro, ProShares Short Euro, ProShares UltraShort Euro and ProShares UltraPro Short Euro’s performance over periods longer than one day.

The Currency Funds’ exposure to currency markets may subject the Currency Fund to greater volatility than investments in traditional securities, which may adversely affect an investor’s investment in the Currency Funds.

Certain currencies have experienced high volatility in the past. Because the Currency Funds track currency exchange rates, the Funds may be subject to greater volatility than investments in traditional securities in that they may be affected by changes in currency exchange rates, volatility, changes in interest rates, or factors affecting a particular currency. High volatility may have an adverse impact on the Funds beyond the impact of any performance-based losses of the underlying benchmarks.

Concentration of a Fund in a single currency benchmark may impact volatility, which could adversely affect an investment in the Shares.

The Currency Funds are concentrated solely on their single currency benchmark, and the Index for the Currency Index Funds is concentrated in terms of the number of currencies represented. Investors should be aware that other currency benchmarks are more diversified in terms of both the number and variety of currencies included. Concentration in fewer currencies may result in a greater degree of volatility in a benchmark and the NAV of a Fund which tracks a benchmark under specific market conditions and over time.

Failure of the currency markets to exhibit low to negative correlation to general financial markets will reduce benefits of diversification and may exacerbate losses to an investor’s portfolio.

Historically, returns on currency investments have tended to exhibit low to negative correlation with the returns of other assets such as stocks and bonds. Although currencies can provide a diversification benefit to investor portfolios because of their low to negative correlation with other financial assets, the fact that a benchmark is not 100% negatively correlated with financial assets such as stocks and bonds means that the Funds cannot be expected to be automatically profitable during unfavorable periods for the stock or bond market, or vice versa. If the Funds perform in a manner that correlates with the general financial markets or do not perform successfully, investors will obtain no diversification benefits by investing in the Currency Funds.

Short positions should be considered to be speculative and could result in the total loss of an investor’s investment.

The Funds may take short positions in the Financial Instruments. Because the holder of a short position is exposed to losses upon any increase in price, and a price increase is potentially unlimited, short positions will expose the Funds to potentially unlimited losses which could result in a total loss of investment.

The Commodity Index Funds are linked to indexes comprised of commodity futures contracts, and are not directly linked to the spot prices of the underlying physical commodities. Commodity futures contracts may perform very differently from the spot price of the underlying physical commodities.

Each Commodity Index Fund is designed to track a multiple, the inverse or an inverse multiple of the daily performance of its applicable benchmark, which is intended to reflect the performance of underlying physical commodities as measured by the prices of futures contracts on such physical commodities. The Commodity Index Funds are not directly linked to the spot price of the physical commodities. While prices of swaps, futures contracts and other derivative contracts are, as a rule, related to the prices of underlying cash market, they are not perfectly correlated. It is possible that during certain time periods, derivative contract prices will cease to track cash market prices and may be substantially lower or higher than cash market prices for the underlying commodity due to differences in derivative contract terms or as supply, demand or other economic or regulatory factors become more pronounced in either the cash or derivative markets. While arbitrage opportunities tend to keep prices closely aligned, there can be no assurance that pricing anomalies will not occur. Depending upon the direction and level of the benchmark changes, the Funds may underperform or outperform a portfolio of cash market commodities.

While arbitrage opportunities tend to keep prices closely aligned, there can be no assurance that pricing anomalies will not occur. Depending upon the direction and level of the benchmark changes, the Funds may underperform or outperform a portfolio of cash market commodities.

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

Certain of the Funds invest in or have exposure to futures contracts and are subject to risks related to rolling. The contractual obligations of a buyer or seller holding a futures contract to expiration may generally be satisfied by taking or making physical delivery of the contact’s underlying reference asset or settling in cash as designated in the contract specifications. Alternatively, futures contracts may be closed out prior to expiration by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Once this date is reached, the futures contract “expires.” As the futures contracts held by a Fund near expiration, they are generally closed out and replaced by contracts with a later expiration. This process is referred to as “rolling.”

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

There have been extended periods in which contango or backwardation has existed in the futures contract markets for various types of futures contracts, and such periods can be expected to occur in the future. The presence of contango in certain futures contracts at the time of rolling would be expected to adversely affect long positions held by a Fund, and positively affect short positions held by a Fund. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect short positions held by a Fund and positively affect long positions held by a Fund.

Since the introduction of VIX futures contracts, there have frequently been periods where VIX futures prices reflect higher volatility levels further out in time. This can result from “rolling” the VIX futures to maintain the constant weighted average maturity of the VIX Futures Indexes. Losses from exchanging a lower priced VIX future contract for higher priced longer-term futures contracts in the rolling process would adversely affect the value of each VIX Futures Index and, accordingly, decrease the return of an Ultra VIX Fund or a Matching VIX Fund.

Funds that are designed to track a multiple, the inverse or an inverse multiple of the daily performance of gold or silver bullion (ProShares Ultra Gold, ProShares Short Gold, ProShares UltraShort Gold, ProShares Ultra Silver and ProShares UltraShort Silver) do not or will not invest in bullion itself as certain other exchange-traded products do. Rather such Funds use or will use Financial Instruments to gain exposure to these precious metals. Not investing directly in bullion may introduce additional tracking error and these Funds are or will be subject to the effects of contango and backwardation described above.

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

Market illiquidity may cause losses for the Funds. The large size of the positions which the Funds may acquire increases the risk of illiquidity by both making their positions more difficult to liquidate and increasing the losses incurred while trying to do so. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Funds will typically invest in Financial Instruments related to one benchmark, which in many cases is highly concentrated (or, in the case of Managed Futures Funds, will typically invest in Commodities Futures Contracts or Financial Futures Contracts related to the Index Components).

It may not be possible to gain exposure to the benchmarks using exchange-traded Financial Instruments in the future.

The Funds may utilize exchange-traded Financial Instruments. It may not be possible to gain exposure to the benchmarks with these Financial Instruments in the future. If these Financial Instruments cease to be traded on regulated exchanges, they may be replaced with Financial Instruments traded on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such Financial Instruments, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the provisions of, and the protections afforded by, the CEA, or other applicable statutes and related regulations, that govern trading on regulated U.S. futures exchanges, or similar statutes and regulations that govern trading on regulated U.K. futures exchanges. In addition, many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities, and the inclusion of such contracts in a benchmark index, may be subject to certain risks not presented by U.S. or U.K. exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

Fees are charged regardless of a Fund’s returns and may result in depletion of assets.

The Funds are subject to the fees and expenses described herein which are payable irrespective of a Fund’s returns. Such fees and expenses include or will include asset-based fees of 0.95% per annum of each Geared Fund’s and each Managed Futures Fund’s average daily NAV and 0.85% per annum of each Matching VIX Fund’s average daily NAV, as well as the effects of commissions, trading spreads, and embedded financing, borrow costs and fees associated with swaps, forwards, futures contracts, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities. Additional charges may include other fees as applicable.

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

Certain of the Funds may use swap agreements and/or forward contracts as a means to achieve their respective investment objectives. These Financial Instruments are traded over the counter and are essentially unregulated by the CFTC. Investors, therefore, do not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with each Fund’s swap agreements or forward contracts. The lack of regulation in these markets could expose investors to significant losses under certain circumstances including in the event of trading abuses or financial failure by participants.

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

The Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty. To the extent any such collateral is otherwise insufficient or there are delays in accessing the collateral, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings. The Funds typically enter into transactions only with large, well-capitalized and well established financial institutions.

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

Certain of the Funds have limited or no performance history upon which to evaluate an investor’s investment in the Funds. Although past performance is not necessarily indicative of future results, if the Funds had longer performance histories, or any performance history in the case of the New Funds, such performance histories might (or might not) provide investors with more information on which to evaluate an investment in the Funds. Likewise, certain benchmarks have a limited history which might (or might not) provide investors with more information on which to evaluate an investment in the Funds.

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

A Fund may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which the NYSE Arca, NYSE, CBOE, CFE or any other exchange, marketplace or trading center, deemed to affect the normal operations of the Funds, is closed, or when trading is restricted or suspended or restricted on such exchanges in any of the Funds’ futures contracts, (2) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, or (3) such other period as the Sponsor determines to be necessary for the protection of the shareholders of the Funds. In addition, a Fund will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of the Funds decline during the period of delay. The Funds disclaim any liability for any loss or damage that may result from any such suspension or postponement. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the NYSE Arca, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

The NAV may not always correspond to market price and, as a result, investors may be adversely affected by the creation or redemption of Creation Units at a value that differs from the market price of the Shares.

The NAV per Share of a Fund changes as fluctuations occur in the market value of a Fund’s portfolio. Investors should be aware that the public trading price of a number of Shares of a Fund otherwise amounting to a Creation

Unit may be different from the NAV of an actual Creation Unit (i.e., 50,000 individual Shares may trade at a premium over, or a discount to, NAV of a Creation Unit of Shares of a Geared Fund or 25,000 individual Shares may trade at a premium over, or a discount to, NAV of a Creation Unit of Shares of a Matching VIX Fund) and similarly the public trading price per Share of a Fund may be different from the NAV per Share of the Fund. Consequently, an Authorized Participant may be able to create or redeem a Creation Unit of Shares of a Fund at a discount or a premium to the public trading price per Share of that Fund. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares of a Fund are closely related, but not identical, to the same forces influencing the price of an underlying reference asset (or, in the case of the Managed Futures Funds, the price of the underlying futures contracts) at any point in time.

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

The value of a Share of a Fund may be influenced by non-concurrent trading hours between the NYSE Arca and the market in which the Financial Instruments (or related reference assets) held by a Fund are traded. The Shares of each Fund trade, or will trade, on the NYSE Arca from 9:30 a.m. to 4:00 p.m. (Eastern Time). The Financial Instruments (and/or the reference assets) held by a particular Fund, however, may have different fixing or settlement times. Consequently, liquidity in the Financial Instruments underlying the applicable benchmark (and/or the reference assets) may be reduced after such fixing or settlement time. As a result, during the time when the NYSE Arca is open but after the applicable fixing or settlement time, trading spreads and the resulting premium or discount on the Shares of a Fund may widen, and, therefore, increase the difference between the price of the Shares of a Fund and the NAV of such Shares.

The number of underlying components included in a Fund’s benchmark may impact volatility, which could adversely affect an investment in the Shares.

Each of the indices for the Commodity Index Funds is concentrated in terms of the number and type of commodities represented, and some of the sub-indices are solely concentrated in a single commodity. The benchmarks for the Currency Funds and Commodity Funds are concentrated solely on a reference asset and the Index for the Currency Index Funds is concentrated in terms of the number of currencies represented. The benchmarks for the VIX Funds are concentrated solely in VIX Futures contracts. Investors should be aware that other commodity and currency benchmarks (or, in the case of VIX Funds, other volatility indexes), may be more diversified in terms of both the number and variety of commodities and currencies included (or, in the case of VIX Funds, the number and variety of instruments included or in terms of the volatility exposure offered). Concentration in fewer underlying reference assets (or, in the case of VIX Funds, underlying components), may result in a greater degree of volatility in a benchmark and the NAV of the Fund which tracks that benchmark under specific market conditions and over time.

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

Under the Trust Agreement, the Trustee has the right to be indemnified for any liability or expense incurred without gross negligence or willful misconduct. That means the Sponsor may require the assets of a Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the NAV of one or more of the Funds.

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

Failure of the FCM to segregate assets may increase losses in the Funds.

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

There may be circumstances that could prevent a Fund from being operated in a manner consistent with its investment objective and principal investment strategies.

There may be circumstances outside the control of the Sponsor and/or a Fund that make it, for all practical purposes, impossible to re-position such Fund and/or to process a purchase or redemption order. Examples of such circumstances include: natural disasters; public service disruptions or utility problems such as those caused by fires, floods, extreme weather conditions, and power outages resulting in telephone, telecopy, and computer failures; market conditions or activities causing trading halts; systems failures involving computer or other information systems affecting the aforementioned parties, as well as the DTC, the NSCC, or any other participant in the purchase process; and similar extraordinary events. Accordingly, while the Sponsor has implemented and tested a business continuity plan that transfers functions of any disrupted facility to another location and has effected a disaster recovery plan, circumstances, such as those above, may prevent a Fund from being operated in a manner consistent with its investment objectives and/or principal investment strategies.

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

U.S. federal income tax rules applicable to partnerships, which each Fund is anticipated to be treated as under the Internal Revenue Code of 1986, as amended (the “Code”), are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. The Funds apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to shareholders in a manner that reflects the shareholders’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the Code or the Treasury regulations promulgated thereunder and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to investors.

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

The Trust and certain principals of the Sponsor are defendants (along with several other parties) in a consolidated class action lawsuit styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935, filed in the United States District Court for the Southern District of New York. The complaint, as amended, alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by including untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs and allegedly failing to adequately disclose the Funds’ investment objectives and risks. The six Funds of the Trust named in the complaint are ProShares Ultra Silver, ProShares UltraShort Gold, ProShares Ultra Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort Silver. The Trust believes the complaint is without merit and that the anticipated outcome will not adversely impact the operation of the Trust or any of its Funds.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares UltraShort Gold, commenced trading on the NYSE Arca on December 3, 2008. Two of the Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort Natural Gas, commenced trading on the NYSE Arca on October 4, 2011. The New Funds have not yet commenced trading. The following tables set forth the ranges of reported high and low sales prices of each Fund’s Shares as reported on the NYSE Arca for the periods indicated below.

Fiscal Year 2011

Fund	High	Low
ProShares Ultra DJ-UBS Commodity
First Quarter	$39.82	$33.97
Second Quarter	42.47	31.49
Third Quarter	37.00	25.67
Fourth Quarter	30.05	24.00
ProShares UltraShort DJ-UBS Commodity*
First Quarter	$51.30	$42.99
Second Quarter	50.63	39.98
Third Quarter	59.30	42.94
Fourth Quarter	61.11	48.89
ProShares Ultra DJ-UBS Crude Oil*
First Quarter	$58.10	$41.40
Second Quarter	64.74	37.69
Third Quarter	46.64	26.70
Fourth Quarter	44.95	24.58
ProShares UltraShort DJ-UBS Crude Oil*
First Quarter	$59.40	$41.15
Second Quarter	54.79	35.58
Third Quarter	70.63	43.38
Fourth Quarter	71.33	36.69
ProShares Ultra DJ-UBS Natural Gas
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	39.67	20.27
ProShares UltraShort DJ-UBS Natural Gas
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	71.88	39.94
ProShares Ultra Gold
First Quarter	$72.70	$59.86
Second Quarter	85.37	69.08
Third Quarter	122.13	74.68

Fourth Quarter	106.63	75.42
ProShares UltraShort Gold
First Quarter	$32.52	$26.36
Second Quarter	27.63	22.08
Third Quarter	24.81	14.30
Fourth Quarter	20.81	15.25
ProShares Ultra Silver*
First Quarter	$115.66	$58.39
Second Quarter	190.93	76.27
Third Quarter	127.05	48.39
Fourth Quarter	71.58	38.25
ProShares UltraShort Silver*
First Quarter	$51.32	$22.86
Second Quarter	24.49	12.83
Third Quarter	22.10	10.64
Fourth Quarter	18.15	10.82
ProShares Ultra Euro
First Quarter	$29.11	$24.03
Second Quarter	32.02	28.11
Third Quarter	30.32	25.75
Fourth Quarter	28.93	23.80
ProShares UltraShort Euro
First Quarter	$21.79	$17.68
Second Quarter	18.12	15.99
Third Quarter	19.28	16.47
Fourth Quarter	20.45	16.93
ProShares Ultra Yen
First Quarter	$35.58	$31.34
Second Quarter	34.40	30.09
Third Quarter	37.45	33.29
Fourth Quarter	37.87	35.27
ProShares UltraShort Yen*
First Quarter	$50.10	$43.71
Second Quarter	51.48	44.64
Third Quarter	46.26	40.20
Fourth Quarter	42.55	39.72
ProShares Ultra VIX Short-Term Futures ETF
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	40.80	10.18
ProShares VIX Short-Term Futures ETF
First Quarter	$84.99	$59.71
Second Quarter	64.08	45.21
Third Quarter	114.64	43.04
Fourth Quarter	126.72	69.01
ProShares Short VIX Short-Term Futures ETF
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	58.78	39.00
ProShares VIX Mid-Term Futures ETF
First Quarter	$80.21	$63.80
Second Quarter	70.86	60.87
Third Quarter	89.48	57.24
Fourth Quarter	94.94	70.50

*	See Note 1 of the Notes to Financial Statements in Item 8 of Part II in this Annual Report on Form 10-K.

Fiscal Year 2010

Fund	High	Low
ProShares Ultra DJ-UBS Commodity
First Quarter	$30.56	$22.25
Second Quarter	26.98	20.89
Third Quarter	27.73	21.50
Fourth Quarter	36.66	26.66
ProShares UltraShort DJ-UBS Commodity*
First Quarter	$93.00	$66.90
Second Quarter	96.50	72.45
Third Quarter	88.00	66.50
Fourth Quarter	69.65	47.80
ProShares Ultra DJ-UBS Crude Oil*
First Quarter	$55.64	$37.72
Second Quarter	58.08	32.32
Third Quarter	45.28	32.64
Fourth Quarter	50.64	39.24
ProShares UltraShort DJ-UBS Crude Oil*
First Quarter	$87.70	$60.40
Second Quarter	93.70	54.35
Third Quarter	84.95	60.80
Fourth Quarter	67.05	50.15
ProShares Ultra Gold
First Quarter	$49.89	$40.28
Second Quarter	57.63	46.19
Third Quarter	61.36	48.02
Fourth Quarter	71.81	61.35
ProShares UltraShort Gold*
First Quarter	$55.85	$45.90
Second Quarter	47.85	22.00
Third Quarter	43.61	33.48
Fourth Quarter	33.46	27.72
ProShares Ultra Silver*
First Quarter	$69.59	$41.55
Second Quarter	72.71	54.30
Third Quarter	85.28	54.45
Fourth Quarter	159.34	84.11
ProShares UltraShort Silver*
First Quarter	$242.00	$152.00
Second Quarter	164.80	120.16
Third Quarter	145.68	87.92
Fourth Quarter	88.96	39.12
ProShares Ultra Euro
First Quarter	$31.06	$25.80
Second Quarter	27.28	20.73
Third Quarter	26.92	21.82
Fourth Quarter	29.18	24.35
ProShares UltraShort Euro
First Quarter	$21.54	$18.16
Second Quarter	26.39	20.30
Third Quarter	23.79	19.82
Fourth Quarter	21.63	18.12
ProShares Ultra Yen

First Quarter	$28.90	$25.81
Second Quarter	28.65	25.17
Third Quarter	32.24	28.47
Fourth Quarter	34.22	31.20
ProShares UltraShort Yen*
First Quarter	$21.51	$19.23
Second Quarter	21.83	18.84
Third Quarter	18.98	16.57
Fourth Quarter	16.91	15.46

*	See Note 1 of the Notes to Financial Statements in Item 8 of Part II in this Annual Report on Form 10-K.

The approximate number of holders of the Shares of each Fund as of December 31, 2011 was as follows:

Fund	Number of Holders
ProShares Ultra DJ-UBS Commodity	819
ProShares UltraShort DJ-UBS Commodity	343
ProShares Ultra DJ-UBS Crude Oil	14,082
ProShares UltraShort DJ-UBS Crude Oil	7,549
ProShares Ultra DJ-UBS Natural Gas	87
ProShares UltraShort DJ-UBS Natural Gas	6
ProShares Ultra Gold	12,999
ProShares UltraShort Gold	11,268
ProShares Ultra Silver	35,374
ProShares UltraShort Silver	20,175
ProShares Ultra Euro	724
ProShares UltraShort Euro	38,128
ProShares Ultra Yen	420
ProShares UltraShort Yen	10,314
ProShares Ultra VIX Short-Term Futures ETF	174
ProShares VIX Short-Term Futures ETF	950
ProShares Short VIX Short-Term Futures ETF	75
ProShares VIX Mid-Term Futures ETF	5,007

Total:	158,494

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2011. The Funds have no obligation to make periodic distributions to Shareholders.

b)

The Trust initially registered Shares on Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all Shares registered and re-allocated the remaining amount of the Shares registered among the Funds pursuant to its Registration Statement on Form S-3 (No. 333-163511), which became effective on December 4, 2009 and registered additional Shares and/or added Funds pursuant to Post-Effective Amendments to that Registration Statement, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011. Additional amounts were registered pursuant to Prospectus Supplements, which aggregate total amounts are reflected in the “Amount Registered” column below. Substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions. Each Geared Fund continuously offers and redeems or will continuously offer and redeem and each Managed Futures Fund will continuously offer and redeem its Shares in blocks of 50,000 Shares, and each Matching VIX Fund continuously offers and redeems shares in blocks of 25,000 Shares. The New Funds have not yet commenced investment operations.

Title of Securities Registered	Amount Registered As of December 31, 2011		Shares Sold For the Three Months Ended December 31, 2011		Sale Price of Shares Sold For the Three Months Ended December 31, 2011	Shares Sold For the Year Ended December 31, 2011		Sale Price of Shares Sold For the Year Ended December 31, 2011
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$300,000,000		—		$—	50,000		$1,782,755
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	$500,000,000		—		$—	1,780,000	[2]	$84,549,839
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest	$3,000,000,000		1,250,000		$33,977,680	29,625,000	[2]	$1,173,453,517
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest	$1,500,000,000		4,500,000		$191,253,426	12,530,000	[2]	$544,053,277
ProShares Ultra DJ-UBS Natural Gas Common Units of Beneficial Interest	$500,000,000		200,010		$6,397,137	200,010		$6,397,137
ProShares Short DJ-UBS Natural Gas Common Units of Beneficial Interest	$500,000,000		—		$—	—		$—
ProShares UltraShort DJ-UBS Natural Gas Common Units of Beneficial Interest	$500,000,000		100,010		$4,000,800	100,010		$4,000,800
ProShares Ultra Gold Common Units of Beneficial Interest	$1,000,000,000		100,000		$7,796,996	1,350,000		$128,281,626
ProShares Short Gold Common Units of Beneficial Interest	$500,000,000		—		$—	—		$—
ProShares UltraShort Gold Common Units of Beneficial Interest	$1,000,000,000		1,200,000		$23,818,841	10,100,000		$196,587,378
ProShares Ultra Silver Common Units of Beneficial Interest	$2,000,000,000		3,450,000	[2]	$192,812,984	15,650,000	[2]	$1,259,593,245
ProShares UltraShort Silver Common Units of Beneficial Interest	$2,100,000,000		7,750,000		$103,209,547	70,637,500	[2]	$1,193,126,146
ProShares UltraPro Australian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares Ultra Australian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares Short Australian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares UltraPro Short Australian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares UltraPro Canadian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares Ultra Canadian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—

ProShares Short Canadian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares UltraShort Canadian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares UltraPro Short Canadian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares UltraPro Euro Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares Ultra Euro Common Units of Beneficial Interest	$500,000,000		100,000		$2,412,661	100,000		$2,412,661
ProShares Short Euro Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares UltraShort Euro Common Units of Beneficial Interest	$2,103,506,872		13,000,000		$241,701,880	50,600,000		$916,146,552
ProShares UltraPro Short Euro Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares UltraPro Swiss Franc Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares Ultra Swiss Franc Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares Short Swiss Franc Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares UltraShort Swiss Franc Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares UltraPro Short Swiss Franc Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares UltraPro U.S. Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares Ultra U.S. Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares Short U.S. Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares UltraShort U.S. Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares UltraPro Short U.S. Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares UltraPro Yen Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares Ultra Yen Common Units of Beneficial Interest	$500,000,000		—		$—	50,000		$1,696,147
ProShares Short Yen Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares UltraShort Yen Common Units of Beneficial Interest	$1,300,000,000		150,000	[2]	$6,249,760	6,683,333	[2]	$308,667,664
ProShares UltraPro Short Yen Common Units of Beneficial Interest	$1,000,000	[1]	—		$—	—		$—
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$500,000,000		800,010		$14,185,434	800,010		$14,185,434
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$800,000,000		350,000		$34,676,949	4,725,000		$297,178,431
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$500,000,000		150,010		$6,330,740	150,010		$6,330,740

ProShares UltraShort VIX Short-Term Futures ETF Common Units of Beneficial Interest	$—		—	$—	—	$—
ProShares Ultra VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$—		—	$—	—	$—
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$500,000,000		1,075,000	$86,409,458	1,600,000	$123,191,472
ProShares Short VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$—		—	$—	—	$—
ProShares UltraShort VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$—		—	$—	—	$—
ProShares Managed Futures Strategy Common Units of Beneficial Interest	$1,000,000	[3]	—	$—	—	$—
ProShares Commodity Managed Futures Strategy Common Units of Beneficial Interest	$1,000,000	[3]	—	$—	—	$—
ProShares Financial Managed Futures Strategy Common Units of Beneficial Interest	$1,000,000	[3]	—	$—	—	$—
Total:	$20,132,506,872		34,175,040	$955,234,293	206,730,873	$6,261,634,821

[1]	A registration statement on Form S-1 was filed with the SEC on December 22, 2011 registering this amount. However, the registration statement has not yet been declared effective.
[2]	See Note 1 of the Notes to Financial Statements in Item 8 of Part II in this Annual Report on Form 10-K.
[3]	A registration statement on Form S-1 was filed with the SEC on November 29, 2011 registering this amount. However, the registration statement has not yet been declared effective.

c)	From October 1, 2011 through December 31, 2011, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Ultra DJ-UBS Commodity
10/01/11 to 10/31/11	50,000	$26.97
11/01/11 to 11/30/11	50,000	29.43
12/01/11 to 12/31/11	—	—
ProShares UltraShort DJ-UBS Commodity
10/01/11 to 10/31/11	—	—
11/01/11 to 11/30/11	—	—
12/01/11 to 12/31/11	50,000	53.36
ProShares Ultra DJ-UBS Crude Oil
10/01/11 to 10/31/11	4,800,000	34.44
11/01/11 to 11/30/11	3,200,000	40.41
12/01/11 to 12/31/11	1,050,000	42.10
ProShares UltraShort DJ-UBS Crude Oil
10/01/11 to 10/31/11	—	—
11/01/11 to 11/30/11	1,100,000	40.55
12/01/11 to 12/31/11	800,000	42.43
ProShares Ultra DJ-UBS Natural Gas
10/01/11 to 10/31/11	—	—
11/01/11 to 11/30/11	—	—
12/01/11 to 12/31/11	—	—
ProShares UltraShort DJ-UBS Natural Gas
10/01/11 to 10/31/11	—	—
11/01/11 to 11/30/11	—	—
12/01/11 to 12/31/11	—	—
ProShares Ultra Gold
10/01/11 to 10/31/11	—	—
11/01/11 to 11/30/11	—	—
12/01/11 to 12/31/11	100,000	98.27

ProShares UltraShort Gold
10/01/11 to 10/31/11	750,000	17.80
11/01/11 to 11/30/11	—	—
12/01/11 to 12/31/11	100,000	19.65
ProShares Ultra Silver*
10/01/11 to 10/31/11	800,000	57.83
11/01/11 to 11/30/11	950,000	59.69
12/01/11 to 12/31/11	550,000	50.63
ProShares UltraShort Silver
10/01/11 to 10/31/11	9,250,000	14.92
11/01/11 to 11/30/11	12,600,000	12.22
12/01/11 to 12/31/11	2,500,000	14.96
ProShares Ultra Euro
10/01/11 to 10/31/11	—	—
11/01/11 to 11/30/11	—	—
12/01/11 to 12/31/11	—	—
ProShares UltraShort Euro
10/01/11 to 10/31/11	3,900,000	18.47
11/01/11 to 11/30/11	800,000	18.30
12/01/11 to 12/31/11	2,800,000	19.37
ProShares Ultra Yen
10/01/11 to 10/31/11	—	—
11/01/11 to 11/30/11	—	—
12/01/11 to 12/31/11	—	—
ProShares UltraShort Yen*
10/01/11 to 10/31/11	967,377	42.14
11/01/11 to 11/30/11	200,000	41.10
12/01/11 to 12/31/11	150,000	41.84
ProShares Ultra VIX Short-Term Futures ETF
10/01/11 to 10/31/11	—	—
11/01/11 to 11/30/11	—	—
12/01/11 to 12/31/11	—	—
ProShares VIX Short-Term Futures ETF
10/01/11 to 10/31/11	—	—
11/01/11 to 11/30/11	150,000	106.15
12/01/11 to 12/31/11	50,000	81.54
ProShares Short VIX Short-Term Futures ETF
10/01/11 to 10/31/11	—	—
11/01/11 to 11/30/11	—	—
12/01/11 to 12/31/11	—	—
ProShares VIX Mid-Term Futures ETF
10/01/11 to 10/31/11	—	—
11/01/11 to 11/30/11	—	—
12/01/11 to 12/31/11	—	—
Total:	47,717,377	$23.56

*	See Note 1 of the Notes to Financial Statements in Item 8 of Part II in this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

Financial Highlights for the years ended December 31, 2011, 2010 and 2009 and the period ended December 31, 2008 for each Fund are summarized below and should be read in conjunction with the Funds’ audited financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K.

PROSHARES ULTRA DJ-UBS COMMODITY

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008

Total assets	$9,773,138	$18,200,144	$19,759,132	$3,367,988
Total shareholders’ equity at end of period	9,058,529	18,186,658	19,743,932	3,325,011
Net investment income (loss)	(145,601)	(101,507)	(159,995)	(2,396)
Net realized and unrealized gain (loss)	(4,514,955)	2,964,022	5,272,629	(223,668)
Net income (loss)	(4,660,556)	2,862,515	5,112,634	(226,064)
Net increase (decrease) in net asset value per share	(10.49)	8.16	6.05	(2.84)

PROSHARES ULTRASHORT DJ-UBS COMMODITY

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008

Total assets	$9,114,501	$1,605,496	$3,143,524	$3,314,130
Total shareholders’ equity at end of period	9,107,146	1,440,073	2,924,426	2,679,883
Net investment income (loss)	(133,153)	(24,504)	(34,690)	(2,783)
Net realized and unrealized gain (loss)	(2,775,425)	(638,367)	(2,269,710)	181,766
Net income (loss)	(2,908,578)	(662,871)	(2,304,400)	178,983
Net increase (decrease) in net asset value per share*	8.92	(25.11)	(60.86)	8.97

PROSHARES ULTRA DJ-UBS CRUDE OIL

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008

Total assets	$261,618,033	$264,616,122	$359,277,448	$107,259,658
Total shareholders’ equity at end of period	251,395,322	228,133,077	323,819,670	99,772,943
Net investment income (loss)	(3,186,369)	(2,867,437)	(2,745,473)	(40,674)
Net realized and unrealized gain (loss)	87,943,855	124,409,546	126,094,280	9,956,997
Net income (loss)	84,757,486	121,542,109	123,348,807	9,916,323
Net increase (decrease) in net asset value per share*	(9.12)	(0.50)	(8.62)	(40.88)

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008

Total assets	$144,499,971	$143,897,039	$78,978,388	$20,975,904
Total shareholders’ equity at end of period	144,389,893	132,214,257	76,656,626	14,502,399
Net investment income (loss)	(1,211,735)	(784,150)	(785,316)	(11,201)
Net realized and unrealized gain (loss)	36,113,078	12,590,308	(16,268,045)	(717,759)
Net income (loss)	34,901,343	11,806,158	(17,053,361)	(728,960)
Net increase (decrease) in net asset value per share*	(12.03)	(17.59)	(76.58)	20.02

PROSHARES ULTRA DJ-UBS NATURAL GAS

April 5, 2011 (Inception) through December 31, 2011

Total assets	$4,107,427
Total shareholders’ equity at end of period	4,079,349
Net investment income (loss)	(10,459)
Net realized and unrealized gain (loss)	(2,307,329)
Net income (loss)	(2,317,788)
Net increase (decrease) in net asset value per share	(19.60)

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

April 5, 2011 (Inception) through December 31, 2011

Total assets	$7,174,003
Total shareholders’ equity at end of period	7,142,310
Net investment income (loss)	(15,612)
Net realized and unrealized gain (loss)	3,157,122
Net income (loss)	3,141,510
Net increase (decrease) in net asset value per share	31.42

PROSHARES ULTRA GOLD

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008

Total assets	$407,538,760	$259,766,273	$168,695,905	$28,531,021
Total shareholders’ equity at end of period	326,399,360	259,562,075	156,476,709	27,736,722
Net investment income (loss)	(2,975,486)	(1,595,925)	(1,247,200)	(10,430)
Net realized and unrealized gain (loss)	10,169,127	90,914,726	35,041,207	1,721,234
Net income (loss)	7,193,641	89,318,801	33,794,007	1,710,804
Net increase (decrease) in net asset value per share	6.69	25.14	13.26	5.82

PROSHARES ULTRASHORT GOLD

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008

Total assets	$198,423,144	$80,883,630	$68,671,532	$4,094,070
Total shareholders’ equity at end of period	198,298,571	77,732,507	67,602,811	3,875,093
Net investment income (loss)	(1,043,199)	(592,970)	(402,783)	(2,370)
Net realized and unrealized gain (loss)	(8,458,117)	(43,229,362)	(17,512,830)	(659,607)
Net income (loss)	(9,501,316)	(43,822,332)	(17,915,613)	(661,977)
Net increase (decrease) in net asset value per share*	(7.69)	(24.04)	(44.46)	(28.13)

PROSHARES ULTRA SILVER

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008

Total assets	$786,720,628	$547,399,463	$158,775,881	$10,310,952
Total shareholders’ equity at end of period	606,824,420	547,003,919	145,416,382	10,011,149
Net investment income (loss)	(7,956,212)	(1,723,966)	(758,694)	(3,611)
Net realized and unrealized gain (loss)	(438,094,409)	273,334,878	36,175,592	133,347
Net income (loss)	(446,050,621)	271,610,912	35,416,898	129,736
Net increase (decrease) in net asset value per share*	(34.95)	49.63	14.21	1.80

PROSHARES ULTRASHORT SILVER

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008

Total assets	$267,497,929	$109,346,452	$68,157,270	$2,062,984
Total shareholders’ equity at end of period	246,813,921	99,032,781	64,516,145	1,960,071
Net investment income (loss)	(3,388,013)	(538,873)	(388,903)	(1,870)
Net realized and unrealized gain (loss)	(117,764,498)	(102,617,003)	(37,791,186)	(538,959)
Net income (loss)	(121,152,511)	(103,155,876)	(38,180,089)	(540,829)
Net increase (decrease) in net asset value per share*	(24.55)	(148.48)	(595.66)	(215.97)

PROSHARES ULTRA EURO

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008

Total assets	$10,079,176	$7,735,783	$7,815,430	$4,569,933
Total shareholders’ equity at end of period	9,554,748	7,729,684	7,531,857	4,386,411
Net investment income (loss)	(75,102)	(92,663)	(60,716)	(2,894)
Net realized and unrealized gain (loss)	(512,495)	24,901	562,024	430,635
Net income (loss)	(587,597)	(67,762)	501,308	427,741
Net increase (decrease) in net asset value per share	(1.87)	(4.37)	0.89	4.24

PROSHARES ULTRASHORT EURO

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008

Total assets	$1,101,007,056	$472,081,034	$100,901,360	$7,374,140
Total shareholders’ equity at end of period	1,100,159,546	444,412,995	100,847,786	7,331,163
Net investment income (loss)	(5,907,849)	(2,805,812)	(349,729)	(3,574)
Net realized and unrealized gain (loss)	85,179,270	23,450,767	(8,506,207)	(342,153)
Net income (loss)	79,271,421	20,644,955	(8,855,936)	(345,727)
Net increase (decrease) in net asset value per share	0.05	1.61	(2.27)	(4.05)

PROSHARES ULTRA YEN

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008

Total assets	$5,475,400	$5,027,843	$4,240,477	$3,089,602
Total shareholders’ equity at end of period	5,471,075	5,024,240	3,921,267	2,845,053
Net investment income (loss)	(39,572)	(38,091)	(36,723)	(2,671)
Net realized and unrealized gain (loss)	383,849	1,426,351	(356,330)	347,374
Net income (loss)	344,277	1,388,260	(393,053)	344,703
Net increase (decrease) in net asset value per share	2.98	7.35	(2.31)	3.45

PROSHARES ULTRASHORT YEN

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008

Total assets	$225,676,364	$223,993,625	$67,536,287	$2,209,595
Total shareholders’ equity at end of period	221,131,994	207,685,813	67,487,917	2,166,617
Net investment income (loss)	(2,642,134)	(1,213,282)	(348,942)	(2,148)
Net realized and unrealized gain (loss)	(38,262,661)	(43,102,207)	(1,312,337)	(331,585)
Net income (loss)	(40,904,795)	(44,315,489)	(1,661,279)	(333,733)
Net increase (decrease) in net asset value per share*	(6.06)	(17.25)	(0.72)	(10.01)

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

April 5, 2011 (Inception) through December 31, 2011

Total assets	$11,767,107
Total shareholders’ equity at end of period	9,881,113
Net investment income (loss)	(16,778)
Net realized and unrealized gain (loss)	(4,287,543)
Net income (loss)	(4,304,321)
Net increase (decrease) in net asset value per share	(27.65)

PROSHARES VIX SHORT-TERM FUTURES ETF

	Year ended December 31, 2011	October 12, 2010 (Inception) through December 31, 2010

Total assets	$30,574,178	$199,398
Total shareholders’ equity at end of period	30,549,903	400
Net investment income (loss)	(282,569)	—
Net realized and unrealized gain (loss)	2,157,514	—
Net income (loss)	1,874,945	—
Net increase (decrease) in net asset value per share	(3.63)	—

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

April 5, 2011 (Inception) through December 31, 2011

Total assets	$7,795,104
Total shareholders’ equity at end of period	7,760,424
Net investment income (loss)	(16,333)
Net realized and unrealized gain (loss)	1,446,017
Net income (loss)	1,429,684
Net increase (decrease) in net asset value per share	11.73

PROSHARES VIX MID-TERM FUTURES ETF

	Year ended December 31, 2011	October 12, 2010 (Inception) through December 31, 2010

Total assets	$90,821,428	$124,774
Total shareholders’ equity at end of period	90,821,428	400
Net investment income (loss)	(117,121)	—
Net realized and unrealized gain (loss)	(6,632,431)	—
Net income (loss)	(6,749,552)	—
Net increase (decrease) in net asset value per share	(5.86)	—

*	See Note 1 of the Notes to Financial Statements in Item 8 of Part II in this Annual Report on Form 10-K.

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

Introduction

As further described in Item 1 in this Annual Report on Form 10-K, each “UltraPro” Fund will seek daily investment results (before fees and expenses) that correspond to three times (3x) the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks or will seek daily investment results (before fees and expenses) that correspond to twice (2x) the daily performance of its corresponding benchmark. Each “Short” Fund will seek daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks or will seek daily investment results (before fees and expenses) that correspond to twice the inverse (-2x) of the daily performance of its corresponding benchmark. Each “UltraPro Short” Fund will seek daily investment results (before fees and expenses) that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Daily performance is measured from the calculation of one NAV to the next. Each of the Geared Funds generally invests or will invest in Financial Instruments (i.e., commodity-based, currency-based or equity market volatility-based instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts) as a substitute for investing directly in commodities, currencies, or equity market volatility products in order to gain exposure to the commodity index, currency benchmark, commodity, currency or to an equity market volatility index. The Financial Instruments in which ProShares Short DJ-UBS Natural Gas will invest are limited to futures contracts. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results for the Funds. Each Matching VIX Fund seeks daily investment results (before fees and expenses) that match the performance of a benchmark. Each Geared VIX Fund and each New Geared VIX Fund seeks or will seek daily investment results (before fees and expenses) that correspond to a multiple, the inverse or inverse multiple of the daily performance of a benchmark. Each VIX Fund intends to obtain exposure to its benchmark by investing in VIX futures contracts based on the CBOE VIX. The Managed Futures Funds will seek to provide investment results (before fees and expenses) that correspond to the performance of the DFI, DCFI or the DFFI. Each Managed Futures Fund intends to obtain exposure to the DFI, DCFI or the DFFI, as applicable, by primarily investing in unleveraged positions in Commodities Futures Contracts or Financials Futures Contracts. As noted in Item 1 in this Annual Report on Form 10-K, as of December 31, 2011, each of the New Funds had not commenced investment operations; therefore, this management’s discussion and analysis of financial condition and results of operations does not include results of operations for the New Funds.

Each Geared Fund seeks investment results for a single day only, not for longer periods. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from 3x, 2x, -1x, -2x or -3x, of the return of the Fund’s benchmark for the period return of the index to which such Fund is benchmarked for that period. In periods of higher market volatility, the volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds are riskier than similarly benchmarked exchange-traded funds that are not geared. Accordingly, these funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily inverse investment results. Shareholders should actively monitor their investments.

The Geared VIX Funds do not seek to achieve its stated objective over a period greater than one day. The Matching VIX Funds seek to achieve their stated investment objective both over a single day and over time. The Managed Futures Funds seek to achieve their stated investment objective over time.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the years ended December 31, 2011, 2010 and 2009, each of the Funds earned interest income as follows:

Fund	Interest Income Year Ended December 31, 2011	Interest Income Year Ended December 31, 2010	Interest Income Year Ended December 31, 2009
ProShares Ultra DJ-UBS Commodity	$10,504	$21,655	$4,918
ProShares UltraShort DJ-UBS Commodity	3,661	3,775	822
ProShares Ultra DJ-UBS Crude Oil	159,287	452,166	110,254
ProShares UltraShort DJ-UBS Crude Oil	70,449	115,372	24,406
ProShares Ultra DJ-UBS Natural Gas	—	—	—
ProShares UltraShort DJ-UBS Natural Gas	13	—	—
ProShares Ultra Gold	146,143	271,540	55,592
ProShares UltraShort Gold	51,785	103,561	16,787
ProShares Ultra Silver	423,786	310,024	28,466
ProShares UltraShort Silver	146,064	95,673	15,541
ProShares Ultra Euro	4,536	16,178	2,956
ProShares UltraShort Euro	271,533	574,152	23,700
ProShares Ultra Yen	1,871	6,585	1,709
ProShares UltraShort Yen	182,452	233,813	25,604
ProShares Ultra VIX Short-Term Futures ETF	—	—	—
ProShares VIX Short-Term Futures ETF	12,243	—	—
ProShares Short VIX Short-Term Futures ETF	1	—	—
ProShares VIX Mid-Term Futures ETF	4,090	—	—

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

Results of Operations for the Year Ended December 31, 2011 Compared to the Years Ended December 31, 2010 and December 31, 2009

ProShares Ultra DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
NAV beginning of period	$18,186,658	$19,743,932	$3,325,011
NAV end of period	$9,058,529	$18,186,658	$19,743,932
Percentage change in NAV	(50.2%)	(7.9%)	493.8%
Shares outstanding beginning of period	500,014	700,014	150,014
Shares outstanding end of period	350,014	500,014	700,014
Percentage change in shares outstanding	(30.0%)	(28.6%)	366.6%
Shares created	50,000	400,000	1,200,000
Shares redeemed	200,000	600,000	650,000
Per share NAV beginning of period	$36.37	$28.21	$22.16
Per share NAV end of period	$25.88	$36.37	$28.21
Percentage change in per share NAV	(28.8%)	29.0%	27.3%
Percentage change in benchmark	(13.3%)	16.8%	18.9%
Benchmark annualized volatility	18.3%	17.0%	25.0%

During the year ended December 31, 2011, the decrease in the Fund’s NAV resulted primarily from a decrease from 500,014 outstanding Shares at December 31, 2010 to 350,014 outstanding Shares at December 31, 2011. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the year ended December 31, 2010, the decrease in the Fund’s NAV resulted from a decrease from 700,014 outstanding Shares at December 31, 2009 to 500,014 outstanding Shares at December 31, 2010. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the year ended December 31, 2009, the increase in the Fund’s NAV resulted primarily from an increase from 150,014 outstanding Shares at December 31, 2008 to 700,014 outstanding Shares at December 31, 2009. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index.

For the years ended December 31, 2011, 2010 and 2009, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 28.8% for the year ended December 31, 2011, as compared to the Fund’s per share NAV increase of 29.0% for the year ended December 31, 2010, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2011. The Fund’s per share NAV increase of 29.0% for the year ended December 31, 2010, as compared to the per share NAV increase of 27.3% for the year ended December 31, 2009, was primarily due to a relatively higher appreciation in the value of the assets of the Fund during the year ended December 31, 2010.

During the year ended December 31, 2011, the Fund’s per share NAV reached its high for the year on April 29, 2011 at $41.87 per Share and reached its low for the year on December 15, 2011 at $24.32 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per share NAV reached its high for the year on December 31, 2010 at $36.37 per Share and reached its low for the year on June 4, 2010 at $21.14 per Share. By comparison, during the year ended December 31, 2009, the Fund’s per share NAV reached its high for the year on December 28, 2009 at $28.56 per Share and reached its low for the year on March 2, 2009 at $16.43 per Share.

The benchmark’s decline of 13.3% for the year ended December 31, 2011, as compared to the benchmark’s rise of 16.8% for the year ended December 31, 2010, can be attributed to a depreciation of the underlying components of the index during the year ended December 31, 2011. By comparison, the benchmark’s rise of 16.8% for the year ended December 31, 2010, as compared to the benchmark’s rise of 18.9% for the year ended December 31, 2009, can be attributed to a relatively lower appreciation of the underlying components of the index, namely Crude Oil, during the year ended December 31, 2010.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Net investment income (loss)	$(145,601)	$(101,507)	$(159,995)
Management fee	156,105	123,162	95,273
Offering costs	—	—	69,640
Net realized gain (loss)	(2,051,301)	2,384,616	4,280,412
Change in net unrealized appreciation/depreciation	(2,463,654)	579,406	992,217
Net income (loss)	$(4,660,556)	$2,862,515	$5,112,634

The Fund’s net income decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a depreciation of the underlying components of the index, notably Crude Oil, during the year ended December 31, 2011. By comparison, the Fund’s net income decreased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to a relatively lower appreciation of the underlying components of the index, notably Crude Oil, during the year ended December 31, 2011.

ProShares UltraShort DJ-UBS Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
NAV beginning of period	$1,440,073	$2,924,426	$2,679,883
NAV end of period	$9,107,146	$1,440,073	$2,924,426
Percentage change in NAV	532.4%	(50.8%)	9.1%
Shares outstanding beginning of period	30,003	40,003	20,003
Shares outstanding end of period	159,997	30,003	40,003
Percentage change in shares outstanding	433.3%	(25.0%)	100.0%
Shares created	1,780,000	50,000	40,000
Shares redeemed	1,650,006	60,000	20,000
Per share NAV beginning of period	$48.00	$73.11	$133.97
Per share NAV end of period	$56.92	$48.00	$73.11
Percentage change in per share NAV	18.6%	(34.3%)	(45.4%)
Percentage change in benchmark	(13.3%)	16.8%	18.9%
Benchmark annualized volatility	18.3%	17.0%	25.0%

During the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 30,003 outstanding Shares at December 31, 2010 to 159,997 outstanding shares at December 31, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the year ended December 31, 2010, the decrease in the Fund’s NAV resulted primarily from a decrease from 40,003 outstanding Shares at December 31, 2009 to 30,003 outstanding shares at December 31, 2010. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones—UBS Commodity Index. By comparison, during the year ended December 31, 2009, the increase in the Fund’s NAV resulted primarily from an increase from 20,003 outstanding Shares at December 31, 2008 to 40,003 outstanding Shares at December 31, 2009. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones—UBS Commodity Index.

For the years ended December 31, 2011, 2010 and 2009, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 18.6% for the year ended December 31, 2011, as compared to the Fund’s per share NAV decrease of 34.3% for the year ended December 31, 2010, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2011. The Fund’s per share NAV decrease of 34.3% for the year ended December 31, 2010, as compared to the Fund’s per share NAV decrease of 45.4% for the year ended December 31, 2009, was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the year ended December 31, 2010.

During the year ended December 31, 2011, the Fund’s per share NAV reached its high for the year on December 15, 2011 at $60.83 per Share and reached its low for the year on April 29, 2011 at $39.91 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per share NAV reached its high for the year on June 4, 2010 at $90.42 per Share and reached its low for the year on December 31, 2010 at $48.00 per Share. By comparison, during the year ended December 31, 2009, the Fund’s per share NAV reached its high for the year on March 2, 2009 at $167.56 per Share and reached its low for the year on December 28, 2009 at $72.23 per Share.

The benchmark’s decline of 13.3% for the year ended December 31, 2011, as compared to the benchmark’s rise of 16.8% for the year ended December 31, 2010, can be attributed to a depreciation of the underlying components of the index during the year ended December 31, 2011. By comparison, the benchmark’s rise of 16.8% for the year ended December 31, 2010, as compared to the benchmark’s rise of 18.9% for the year ended December 31, 2009, can be attributed to a relatively lower appreciation of the underlying components of the index, namely Crude Oil, during the year ended December 31, 2010.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Net investment income (loss)	$(133,153)	$(24,504)	$(34,690)
Management fee	136,814	28,279	3,100
Offering costs	—	—	278,414
Limitation by Sponsor	—	—	(246,002)
Net realized gain (loss)	(3,510,053)	(691,027)	(2,479,160)
Change in net unrealized appreciation/depreciation	734,628	52,660	209,450
Net income (loss)	$(2,908,578)	$(662,871)	$(2,304,400)

The Fund’s net income decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a higher depreciation of the underlying components of the index, notably Crude Oil, during the year ended December 31, 2011. By comparison, the Fund’s net income increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to a relatively lower appreciation of the underlying components of the index, notably Crude Oil, during the year ended December 31, 2010.

*	See Note 1 of the Notes to Financial Statements in Item 8 of Part II in this Annual Report on Form 10-K regarding the reverse share split for the ProShares UltraShort DJ-UBS Commodity Fund.

ProShares Ultra DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
NAV beginning of period	$228,133,077	$323,819,670	$99,772,943
NAV end of period	$251,395,322	$228,133,077	$323,819,670
Percentage change in NAV	10.2%	(29.5%)	224.6%
Shares outstanding beginning of period	4,562,504	6,412,504	1,687,504
Shares outstanding end of period	6,149,170	4,562,504	6,412,504
Percentage change in shares outstanding	34.8%	(28.8%)	280.0%
Shares created	29,625,000	29,262,500	31,787,500
Shares redeemed	28,038,334	31,112,500	27,062,500
Per share NAV beginning of period	$50.00	$50.50	$59.12
Per share NAV end of period	$40.88	$50.00	$50.50
Percentage change in per share NAV	(18.2%)	(1.0%)	(14.6%)
Percentage change in benchmark	(3.7%)	3.8%	4.4%
Benchmark annualized volatility	33.7%	27.0%	47.0%

During the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 4,562,504 outstanding Shares at December 31, 2010 to 6,149,170 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. By comparison, during the year ended December 31, 2010, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,412,504 outstanding Shares at December 31, 2009 to 4,562,504 outstanding Shares at December 31, 2010. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. By comparison, during the year ended December 31, 2009, the increase in the Fund’s NAV resulted primarily from an increase from 1,687,504 outstanding Shares at December 31, 2008 to 6,412,504 outstanding Shares at December 31, 2009. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index.

For the years ended December 31, 2011, 2010 and 2009, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 18.2% for the year ended December 31, 2011, as compared to the Fund’s per share NAV decrease of 1.0% for the year ended December 31, 2010, was primarily due to a relatively higher depreciation in the value of the assets of the Fund during the year ended December 31, 2011. The Fund’s per share NAV decrease of 1.0% for the year ended December 31, 2010, as compared to the Fund’s per share NAV decrease of 14.6% for the year ended December 31, 2009, was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the year ended December 31, 2010.

During the year ended December 31, 2011, the Fund’s per share NAV reached its high for the year on April 29, 2011 at $63.90 per Share and reached its low for the year on October 4, 2011 at $24.90 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per share NAV reached its high for the year on May 3, 2010 at $57.29 per Share and reached its low for the year on August 24, 2010 at $33.45 per Share. By comparison, during the year ended December 31, 2009, the Fund’s per share NAV reached its high for the year on January 6, 2009 at $70.45 per Share and reached its low for the year on February 18, 2009 at $23.42 per Share.

The benchmark’s decline of 3.7% for the year ended December 31, 2011, as compared to the benchmark’s rise of 3.8% for the year ended December 31, 2010, can be attributed to a decrease in the price of WTI Crude Oil during the year ended December 31, 2011. By comparison, the benchmark’s rise of 3.8% for the year ended December 31, 2010, as compared to the benchmark’s rise of 4.4% for the year ended December 31, 2009, can be attributed to a relatively lower increase in the price of WTI Crude Oil during the year ended December 31, 2010.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Net investment income (loss)	$(3,186,369)	$(2,867,437)	$(2,745,473)
Management fee	3,243,051	3,172,821	2,460,980
Brokerage commission	102,605	146,782	255,521
Offering costs	—	—	139,226
Net realized gain (loss)	110,396,094	151,325,176	100,784,061
Change in net unrealized appreciation/depreciation	(22,452,239)	(26,915,630)	25,310,219
Net income (loss)	$84,757,486	$121,542,109	$123,348,807

The Fund’s net income decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a decrease in the price of WTI Crude Oil during the year ended December 31, 2011. By comparison, the Fund’s net income decreased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to a relatively lower increase in the price of WTI Crude Oil during the year ended December 31, 2010.

*	See Note 1 of the Notes to Financial Statements in Item 8 of Part II in this Annual Report on Form 10-K regarding the reverse share split for the ProShares Ultra DJ-UBS Crude Oil Fund.

ProShares UltraShort DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
NAV beginning of period	$132,214,257	$76,656,626	$14,502,399
NAV end of period	$144,389,893	$132,214,257	$76,656,626
Percentage change in NAV	9.2%	72.5%	428.6%
Shares outstanding beginning of period	2,600,003	1,120,003	100,003
Shares outstanding end of period	3,719,944	2,600,003	1,120,003
Percentage change in shares outstanding	43.1%	132.1%	1,020.0%
Shares created	12,530,000	9,150,000	4,400,000
Shares redeemed	11,410,059	7,670,000	3,380,000
Per share NAV beginning of period	$50.85	$68.44	$145.02
Per share NAV end of period	$38.82	$50.85	$68.44
Percentage change in per share NAV	(23.7%)	(25.7%)	(52.8%)
Percentage change in benchmark	(3.7%)	3.8%	4.4%
Benchmark annualized volatility	33.7%	27.0%	47.0%

During the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 2,600,003 outstanding Shares at December 31, 2010 to 3,719,944 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. By comparison, during the year ended December 31, 2010, the increase in the Fund’s NAV resulted from an increase from 1,120,003 outstanding Shares at December 31, 2009 to 2,600,003 outstanding Shares at December 31, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index. By comparison, during the year ended December 31, 2009, the increase in the Fund’s NAV resulted primarily from an increase from 100,003 outstanding Shares at December 31, 2008 to 1,120,003 Shares at December 31, 2009. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow-Jones-UBS Crude Oil Sub-Index.

For the years ended December 31, 2011, 2010 and 2009, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 23.7% for the year ended December 31, 2011, as compared to the Fund’s per share NAV decrease of 25.7% for the year ended December 31, 2010, was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the year ended December 31, 2011. The Fund’s per share NAV decrease of 25.7% for the year ended December 31, 2010, as compared to the Fund’s per share NAV decrease of 52.8% for the year ended December 31, 2009, was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the year ended December 31, 2010.

During the year ended December 31, 2011, the Fund’s per share NAV reached its high for the year on October 4, 2011 at $70.55 per Share and reached its low for the year on April 29, 2011 at $36.11 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per share NAV reached its high for the year on May 25, 2010 at $90.21 per Share and reached its low for the year on December 31, 2010 at $50.85 per Share. By comparison, during the year ended December 31, 2009, the Fund’s per share NAV reached its high for the year on February 18, 2009 at $294.60 per Share and reached its low for the year on October 21, 2009 at $62.21 per Share.

The benchmark’s decline of 3.7% for the year ended December 31, 2011, as compared to the benchmark’s rise of 3.8% for the year ended December 31, 2010, can be attributed to a decrease in the price of WTI Crude Oil during the year ended December 31, 2011. By comparison, the benchmark’s rise of 3.8% for the year ended December 31, 2010, as compared to the benchmark’s rise of 4.4% for the year ended December 31, 2009, can be attributed to a relatively lower increase in the price of WTI Crude Oil during the year ended December 31, 2010.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Net investment income (loss)	$(1,211,735)	$(784,150)	$(785,316)
Management fee	1,228,633	842,206	442,423
Brokerage commission	53,551	57,316	88,885
Offering costs	—	—	278,414
Net realized gain (loss)	26,732,698	15,031,019	(15,768,595)
Change in net unrealized appreciation/depreciation	9,380,380	(2,440,711)	(499,450)
Net income (loss)	$34,901,343	$11,806,158	$(17,053,361)

The Fund’s net income increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a decrease in the price of WTI Crude Oil during the year ended December 31, 2011. By comparison, the Fund’s net income increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009 primarily due to a relatively lower increase in the price of WTI Crude Oil during the year ended December 31, 2010.

*	See Note 1 of the Notes to Financial Statements in Item 8 of Part II in this Annual Report on Form 10-K regarding the reverse share split for the ProShares UltraShort DJ-UBS Crude Oil Fund.

ProShares Ultra DJ-UBS Natural Gas

Since the Fund commenced investment operations on October 4, 2011, comparisons of the Fund’s results of operations for the years ended December 31, 2011, 2010 and 2009 have not been provided.

The following table provides summary performance information for the Fund from Commencement of Operations to December 31, 2011:

October 4, 2011 (Commencement of Operations) through December 31, 2011
NAV beginning of period	$400
NAV end of period	$4,079,349
Percentage change in NAV	1,019,737.3%
Shares outstanding beginning of period	10
Shares outstanding end of period	200,010
Percentage change in shares outstanding	2,000,000.0%
Shares created	200,000
Shares redeemed	—
Per share NAV beginning of period	$40.00
Per share NAV end of period	$20.40
Percentage change in per share NAV	(49.0%)
Percentage change in benchmark	(27.7%)
Benchmark annualized volatility	29.5%

During the period ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 10 outstanding Shares at October 4, 2011 to 200,010 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones – UBS Natural Gas Sub-indexSM.

For the period ended December 31, 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark.

During the period ended December 31, 2011, the Fund’s per share NAV reached its high for the period on October 4, 2011 at $40.00 per Share and reached its low for the period on December 30, 2011 at $20.40 per Share.

The benchmark’s decline of 27.7% for the period ended December 31, 2011 can be attributed to the decrease in the price of Henry Hub Natural Gas.

Net Income/Loss

The following table provides summary income information for the Fund from Commencement of Operations to December 31, 2011:

October 4, 2011 (Commencement of Operations) through December 31, 2011

Net investment income (loss)	$(10,459)
Management fee	1,454
Brokerage commission	2,531
Offering costs	6,474
Net realized gain (loss)	(1,481,819)
Change in net unrealized appreciation/depreciation	(825,510)
Net income (loss)	$(2,317,788)

ProShares UltraShort DJ-UBS Natural Gas

Since the Fund commenced investment operations on October 4, 2011, comparisons of the Fund’s results of operations for the years ended December 31, 2011, 2010 and 2009 have not been provided.

The following table provides summary performance information for the Fund from Commencement of Operations to December 31, 2011:

October 4, 2011 (Commencement of Operations) through December 31, 2011
NAV beginning of period	$400
NAV end of period	$7,142,310
Percentage change in NAV	1,785,477.5%
Shares outstanding beginning of period	10
Shares outstanding end of period	100,010
Percentage change in shares outstanding	1,000,000.0%
Shares created	100,000
Shares redeemed	—
Per share NAV beginning of period	$40.00
Per share NAV end of period	$71.42
Percentage change in per share NAV	78.5%
Percentage change in benchmark	(27.7%)
Benchmark annualized volatility	29.5%

During the period ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 10 outstanding Shares at October 4, 2011 to 100,010 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones – UBS Natural Gas Sub-indexSM.

For the period ended December 31, 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark.

During the period ended December 31, 2011, the Fund’s per share NAV reached its high for the period on December 30, 2011 at $71.42 per Share and reached its low for the period on October 14, 2011 at $39.75 per Share.

The benchmark’s decline of 27.7% for the period ended December 31, 2011 can be attributed to the decrease in the price of Henry Hub Natural Gas.

Net Income/Loss

The following table provides summary income information for the Fund from Commencement of Operations to December 31, 2011:

October 4, 2011 (Commencement of Operations) through December 31, 2011

Net investment income (loss)	$(15,612)
Management fee	5,069
Brokerage commission	4,082
Offering costs	6,474
Net realized gain (loss)	1,776,323
Change in net unrealized appreciation/depreciation	1,380,799
Net income (loss)	$3,141,510

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
NAV beginning of period	$259,562,075	$156,476,709	$27,736,722
NAV end of period	$326,399,360	$259,562,075	$156,476,709
Percentage change in NAV	25.8%	65.9%	464.1%
Shares outstanding beginning of period	3,750,014	3,550,014	900,014
Shares outstanding end of period	4,300,014	3,750,014	3,550,014
Percentage change in shares outstanding	14.7%	5.6%	294.4%
Shares created	1,350,000	1,800,000	5,250,000
Shares redeemed	800,000	1,600,000	2,600,000
Per share NAV beginning of period	$69.22	$44.08	$30.82
Per share NAV end of period	$75.91	$69.22	$44.08
Percentage change in per share NAV	9.7%	57.0%	43.0%
Percentage change in benchmark	8.9%	29.2%	25.0%
Benchmark annualized volatility	21.2%	16.0%	22.0%

During the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 3,750,014 outstanding Shares at December 31, 2010 to 4,300,014 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. By comparison, during the year ended December 31, 2010, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. The increase in the Fund’s NAV also resulted in part from an increase from 3,550,014 outstanding Shares at December 31, 2009 to 3,750,014 outstanding Shares at December 31, 2010. By comparison, during the year ended December 31, 2009, the increase in the Fund’s NAV resulted primarily from an increase from 900,014 outstanding Shares at December 31, 2008 to 3,550,014 outstanding Shares at December 31, 2009. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London.

For the years ended December 31, 2011, 2010 and 2009, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 9.7% for the year ended December 31, 2011, as compared to the Fund’s per share NAV increase of 57.0% for the year ended December 31, 2010, was primarily due to a relatively lower appreciation in the value of the assets of the Fund during the year ended December 31, 2011. The Fund’s per share NAV increase of 57.0% for the year ended December 31, 2010, as compared to the Fund’s per share NAV increase of 43.0% for the year ended December 31, 2009, was primarily due to a relatively higher appreciation in the value of the assets of the Fund during the year ended December 31, 2010.

During the year ended December 31, 2011, the Fund’s per share NAV reached its high for the year on September 6, 2011 at $120.56 per Share and reached its low for the year on January 28, 2011 at $60.68 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per share NAV reached its high for the year on November 9, 2010 at $71.39 per Share and reached its low for the year on February 5, 2010 at $41.35 per Share. By comparison, during the year ended December 31, 2009, the Fund’s per share NAV reached its high for the year on December 2, 2009 at $55.13 per Share and reached its low for the year on January 15, 2009 at $26.63 per Share.

The benchmark’s rise of 8.9% for the year ended December 31, 2011, as compared to the benchmark’s rise of 29.2% for the year ended December 31, 2010, can be attributed to a relatively lower increase in the price of spot gold in U.S. Dollar terms during the year ended December 31, 2011. By comparison, the benchmark’s rise of 29.2% for the year ended December 31, 2010, as compared to the benchmark’s rise of 25.0% for the year ended December 31, 2009, can be attributed to a relatively higher increase in the price of spot gold in U.S. Dollar terms during the year ended December 31, 2010.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Net investment income (loss)	$(2,975,486)	$(1,595,925)	$(1,247,200)
Management fee	3,118,702	1,863,659	1,014,224
Brokerage commission	2,927	3,806	4,213
Offering costs	—	—	284,355
Net realized gain (loss)	100,090,298	76,444,701	39,926,104
Change in net unrealized appreciation/depreciation	(89,921,171)	14,470,025	(4,884,897)
Net income (loss)	$7,193,641	$89,318,801	$33,794,007

The Fund’s net income decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a relatively lower increase in the price of spot gold in U.S. Dollar terms during the year ended December 31, 2011. By comparison, the Fund’s net income increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to an increase in the price of spot gold in U.S. Dollar terms during the year ended December 31, 2010.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
NAV beginning of period	$77,732,507	$67,602,811	$3,875,093
NAV end of period	$198,298,571	$77,732,507	$67,602,811
Percentage change in NAV	155.1%	15.0%	1,644.5%
Shares outstanding beginning of period	2,739,901	1,290,003	40,003
Shares outstanding end of period	9,589,901	2,739,901	1,290,003
Percentage change in shares outstanding	250.0%	112.4%	3,124.8%
Shares created	10,100,000	2,100,000	1,970,000
Shares redeemed	3,250,000	650,102	720,000
Per share NAV beginning of period	$28.37	$52.41	$96.87
Per share NAV end of period	$20.68	$28.37	$52.41
Percentage change in per share NAV	(27.1%)	(45.9%)	(45.9%)
Percentage change in benchmark	8.9%	29.2%	25.0%
Benchmark annualized volatility	21.2%	16.0%	22.0%

During the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 2,739,901 outstanding Shares at December 31, 2010 to 9,589,901 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results

(before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. By comparison, during the year ended December 31, 2010, the increase in the Fund’s NAV resulted from an increase from 1,290,003 outstanding Shares at December 31, 2009 to 2,739,901 outstanding Shares at December 31, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. By comparison, during the year ended December 31, 2009, the increase in the Fund’s NAV resulted primarily from an increase from 40,003 outstanding Shares at December 31, 2008 to 1,290,003 outstanding Shares at December 31, 2009. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London.

For the years ended December 31, 2011, 2010 and 2009, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 27.1% for the year ended December 31, 2011, as compared to the Fund’s per share NAV decrease of 45.9% for the year ended December 31, 2010, was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the year ended December 31, 2011. The Fund’s per share NAV decrease of 45.9% for the year ended December 31, 2010, as compared to the decrease of 45.9% for the year ended December 31, 2009, was primarily due to the relatively stable value of the assets of the Fund during the years ended December 31, 2010 and 2009.

During the year ended December 31, 2011, the Fund’s per share NAV reached its high for the year on January 28, 2011 at $32.10 per Share and reached its low for the year on September 6, 2011 at $14.52 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per share NAV reached its high for the year on February 5, 2010 at $54.47 per Share and reached its low for the year on December 7, 2010 at $28.07 per Share. By comparison, during the year ended December 31, 2009, the Fund’s per share NAV reached its high for the year on January 15, 2009 at $111.08 per Share and reached its low for the year on December 2, 2009 at $42.70 per Share.

The benchmark’s rise of 8.9% for the year ended December 31, 2011, as compared to the benchmark’s rise of 29.2% during the year ended December 31, 2010, can be attributed to a relatively lower increase in the price of spot gold in U.S. Dollar terms during the year ended December 31, 2011. By comparison, the benchmark’s rise of 29.2% during the year ended December 31, 2010, as compared to the benchmark’s index rise of 25.0% during the year ended December 31, 2009, can be attributed to a relatively higher increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2010.

Net Income /Loss

The following table provides summary income information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Net investment income (loss)	$(1,043,199)	$(592,970)	$(402,783)
Management fee	1,092,472	693,428	131,683
Brokerage commission	2,512	3,103	3,532
Offering costs	—	—	284,355
Net realized gain (loss)	(45,178,304)	(37,767,467)	(19,629,874)
Change in net unrealized appreciation/depreciation	36,720,187	(5,461,895)	2,117,044
Net income (loss)	$(9,501,316)	$(43,822,332)	$(17,915,613)

The Fund’s net income increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a relatively lower increase in the price of spot gold in U.S. Dollar terms. By comparison, the Fund’s net income decreased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to an increase in the price of spot gold in U.S. Dollar terms.

*	See Note 1 of the Notes to Financial Statements in Item 8 of Part II in this Annual Report on Form 10-K regarding the reverse share split for the ProShares UltraShort Gold Fund.

ProShares Ultra Silver*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
NAV beginning of period	$547,003,919	$145,416,382	$10,011,149
NAV end of period	$606,824,420	$547,003,919	$145,416,382
Percentage change in NAV	10.9%	276.2%	1,352.5%
Shares outstanding beginning of period	7,000,028	5,100,028	700,028
Shares outstanding end of period	14,050,028	7,000,028	5,100,028
Percentage change in shares outstanding	100.7%	37.3%	628.5%
Shares created	15,650,000	5,400,000	7,000,000
Shares redeemed	8,600,000	3,500,000	2,600,000
Per share NAV beginning of period	$78.14	$28.51	$14.30
Per share NAV end of period	$43.19	$78.14	$28.51
Percentage change in per share NAV	(44.7%)	174.1%	99.4%
Percentage change in benchmark	(8.0%)	80.3%	57.5%
Benchmark annualized volatility	60.9%	33.0%	38.0%

During the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 7,000,028 outstanding Shares at December 31, 2010 to 14,050,028 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the year ended December 31, 2010, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The increase in the Fund’s NAV also resulted in part from an increase from 5,100,028 outstanding Shares at December 31, 2009 to 7,000,028 outstanding Shares at December 31, 2010. By comparison, during the year ended December 31, 2009, the increase in the Fund’s NAV resulted primarily from an increase from 700,028 outstanding Shares at December 31, 2008 to 5,100,028 outstanding Shares at December 31, 2009. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the years ended December 31, 2011, 2010 and 2009, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 44.7% for the year ended December 31, 2011, as compared to the Fund’s per share NAV increase of 174.1% for the year ended December 31, 2010, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2011. The Fund’s per share NAV increase of 174.1% for the year ended December 31, 2010, as compared to the Fund’s per share NAV increase of 99.4%, for the year ended December 31, 2009, was primarily due to a relatively higher appreciation in the value of the assets of the Fund during the year ended December 31, 2010.

During the year ended December 31, 2011, the Fund’s per share NAV reached its high for the year on April 28, 2011 at $184.61 per Share and reached its low for the year on December 29, 2011 at $37.42 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per share NAV reached its high for the year on December 30, 2010 at $78.47 per Share and reached its low for the year on February 8, 2010 at $22.20 per Share. By comparison, during the year ended December 31, 2009, the Fund’s per share NAV reached its high for the year on December 2, 2009 at $36.76 per Share and reached its low for the year on January 15, 2009 at $13.39 per Share.

The benchmark’s decline of 8.0% for the year ended December 31, 2011, as compared to the benchmark’s rise of 80.3% for the year ended December 31, 2010, can be attributed to a decrease in the price of spot silver in U.S. Dollar terms during the year ended December 31, 2011. By comparison, the benchmark’s rise of 80.3% for the year ended December 31, 2010, as compared to the benchmark’s rise of 57.5% for the year ended December 31, 2009 can be attributed to a relatively higher increase in the price of spot silver in U.S. dollar terms during the year ended December 31, 2010.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Net investment income (loss)	$(7,956,212)	$(1,723,966)	$(758,694)
Management fee	8,372,487	2,027,722	710,900
Brokerage commission	7,511	6,268	5,134
Offering costs	—	—	71,126
Net realized gain (loss)	(209,430,844)	216,265,541	43,715,010
Change in net unrealized appreciation/depreciation	(228,663,565)	57,069,337	(7,539,418)
Net income (loss)	$(446,050,621)	$271,610,912	$35,416,898
The Fund’s net income decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a decrease in the price of spot silver in U.S. Dollar terms during the year ended December 31, 2011. By comparison, the Fund’s net income increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009 primarily due to an increase in the price of spot silver in U.S. Dollar terms during the year ended December 31, 2010.

*	See Note 1 of the Notes to Financial Statements in Item 8 of Part II in this Annual Report on Form 10-K regarding the share split for the ProShares Ultra Silver Fund.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
NAV beginning of period	$99,032,781	$64,516,145	$1,960,071
NAV end of period	$246,813,921	$99,032,781	$64,516,145
Percentage change in NAV	149.2%	53.5%	3,191.5%
Shares outstanding beginning of period	2,482,479	342,500	2,500
Shares outstanding end of period	16,094,369	2,482,479	342,500
Percentage change in shares outstanding	548.3%	624.8%	13,600.0%
Shares created	70,637,500	2,667,500	581,250
Shares redeemed	57,025,610	527,521	241,250
Per share NAV beginning of period	$39.89	$188.37	$784.03
Per share NAV end of period	$15.34	$39.89	$188.37
Percentage change in per share NAV	(61.6%)	(78.8%)	(76.0%)
Percentage change in benchmark	(8.0%)	80.3%	57.5%
Benchmark annualized volatility	60.9%	33.0%	38.0%

During the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 2,482,479 outstanding Shares at December 31, 2010 to 16,094,369 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the year ended December 31, 2010, the increase in the Fund’s NAV resulted from an increase from 342,500 outstanding Shares at December 31, 2009 to 2,482,479 outstanding Shares at December 31, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the year ended December 31, 2009, the increase in the Fund’s NAV resulted primarily from an increase from 2,500 outstanding Shares at December 31, 2008 to 342,500 outstanding

Shares at December 31, 2009. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the years ended December 31, 2011, 2010 and 2009, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 61.6% for the year ended December 31, 2011, as compared to the Fund’s per share NAV decrease of 78.8% for the year ended December 31, 2010, was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the year ended December 31, 2011. The Fund’s per share NAV decrease of 78.8% for the year ended December 31, 2010, as compared to the Fund’s per share NAV decrease of 76.0% for the year ended December 31, 2009, was primarily due to a relatively higher depreciation in the value of the assets of the Fund during the year ended December 31, 2010.

During the year ended December 31, 2011, the Fund’s NAV reached its high for the year on January 25, 2011 at $51.11 per share and reached its low for the year on August 22, 2011 at $10.93 per share. By comparison, during the year ended December 31, 2010, the Fund’s NAV reached its high for the year on February 8, 2010 at $227.03 per share and reached its low for the year on December 30, 2010 at $39.74 per share. By comparison, during the year ended December 31, 2009, the Fund’s NAV reached its high for the year on January 15, 2009 at $799.76 per share and reached its low for the year on December 2, 2009 at $150.66 per share.

The benchmark’s decline of 8.0% for the year ended December 31, 2011, as compared to the benchmark’s rise of 80.3% for the year ended December 31, 2010, can be attributed to a decrease in the price of spot silver in U.S. Dollar terms during the year ended December 31, 2011. By comparison, the benchmark’s rise of 80.3% for the year ended December 31, 2010, as compared to the benchmark’s rise of 57.5% for the year ended December 31, 2009 can be attributed to a relatively higher increase in the price of spot silver in U.S. Dollar terms during the year ended December 31, 2010.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Net investment income (loss)	$(3,388,013)	$(538,873)	$(388,903)
Management fee	3,530,293	631,456	257,865
Brokerage commission	3,784	3,090	4,382
Offering costs	—	—	142,197
Net realized gain (loss)	(171,362,095)	(89,049,763)	(40,785,230)
Change in net unrealized appreciation/depreciation	53,597,597	(13,567,240)	2,994,044
Net income (loss)	$(121,152,511)	$(103,155,876)	$(38,180,089)

The Fund’s net income decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a decrease in the price of spot silver in U.S. Dollar terms in conjunction with significant fluctuations in outstanding shares during the year ended December 31, 2011. By comparison, the Fund’s net income decreased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to an increase in the price of spot silver in U.S. Dollar terms during the year ended December 31, 2010.

*	See Note 1 of the Notes to Financial Statements in Item 8 of Part II in this Annual Report on Form 10-K regarding the reverse share split for the ProShares UltraShort Silver Fund.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
NAV beginning of period	$7,729,684	$7,531,857	$4,386,411
NAV end of period	$9,554,748	$7,729,684	$7,531,857
Percentage change in NAV	23.6%	2.6%	71.7%
Shares outstanding beginning of period	300,014	250,014	150,014
Shares outstanding end of period	400,014	300,014	250,014
Percentage change in shares outstanding	33.3%	20.0%	66.7%
Shares created	100,000	850,000	150,000
Shares redeemed	—	800,000	50,000
Per share NAV beginning of period	$25.76	$30.13	$29.24
Per share NAV end of period	$23.89	$25.76	$30.13
Percentage change in per share NAV	(7.3%)	(14.5%)	3.0%
Percentage change in benchmark	(3.2%)	(6.6%)	2.5%
Benchmark annualized volatility	11.4%	12.0%	13.0%

During the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 300,014 outstanding Shares at December 31, 2010 to 400,014 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the year ended December 31, 2010, the increase in the Fund’s NAV resulted primarily from an increase from 250,014 outstanding Shares at December 31, 2009 to 300,014 outstanding Shares at December 31, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the year ended December 31, 2009, the increase in the Fund’s NAV resulted primarily from an increase from 150,014 outstanding Shares at December 31, 2008 to 250,014 outstanding Shares at December 31, 2009. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the years ended December 31, 2011, 2010 and 2009, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 7.3% for the year ended December 31, 2011, as compared to the Fund’s per share NAV decrease of 14.5% for the year ended December 31, 2010, was primarily due to a relatively lower depreciation in the value of the assets held by the Fund during the year ended December 31, 2011. The Fund’s per share NAV decrease of 14.5% for the year ended December 31, 2010, as compared to the Fund’s per share NAV increase of 3.0% for the year ended December 31, 2009, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2010.

During the year ended December 31, 2011, the Fund’s per share NAV reached its high for the year on May 3, 2011 at $31.63 per Share and reached its low for the year on December 28, 2011 at $23.88 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per share NAV reached its high for the year on January 11, 2010 at $30.98 per Share and reached its low for the year on June 7, 2010 at $20.70 per Share. By comparison, during the year ended December 31, 2009, the Fund’s per share NAV reached its high for the year on November 25, 2009 at $33.75 per Share and reached its low for the year on February 18, 2009 at $23.55 per Share.

The benchmark’s decline of 3.2% for the year ended December 31, 2011, as compared to the benchmark’s decline of 6.6% for the year ended December 31, 2010, can be attributed to a relatively lower decrease in the value of the Euro versus the U.S. Dollar during the year ended December 31, 2011. By comparison, the benchmark’s decline of 6.6% for the year ended December 31, 2010, as compared to the benchmark’s rise of 2.5% for the year ended December 31, 2009, can be attributed to a decrease in the value of the Euro versus the U.S. Dollar during the year ended December 31, 2010.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Net investment income (loss)	$(75,102)	$(92,663)	$(60,716)
Management fee	79,638	108,841	7,827
Offering costs	—	—	69,640
Limitation by Sponsor	—	—	(13,795)
Net realized gain (loss)	354,405	(601,075)	699,029
Change in net unrealized appreciation/depreciation	(866,900)	625,976	(137,005)
Net income (loss)	$(587,597)	$(67,762)	$501,308

The Fund’s net income decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a decrease in the value of the Euro versus the U.S. Dollar in conjunction with a significant increase in outstanding shares during the year ended December 31, 2011. By comparison, the Fund’s net income decreased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to a decrease in the value of the Euro versus the U.S. Dollar during the year ended December 31, 2010.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
NAV beginning of period	$444,412,995	$100,847,786	$7,331,163
NAV end of period	$1,100,159,546	$444,412,995	$100,847,786
Percentage change in NAV	147.6%	340.7%	1,275.6%
Shares outstanding beginning of period	21,900,014	5,400,014	350,014
Shares outstanding end of period	54,100,014	21,900,014	5,400,014
Percentage change in shares outstanding	147.0%	305.6%	1,442.8%
Shares created	50,600,000	35,700,000	6,050,000
Shares redeemed	18,400,000	19,200,000	1,000,000
Per share NAV beginning of period	$20.29	$18.68	$20.95
Per share NAV end of period	$20.34	$20.29	$18.68
Percentage change in per share NAV	0.2%	8.7%	(10.8%)
Percentage change in benchmark	(3.2%)	(6.6%)	2.5%
Benchmark annualized volatility	11.4%	12.0%	13.0%

During the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 21,900,014 outstanding Shares at December 31, 2010 to 54,100,014 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the year ended December 31, 2010, the increase in the Fund’s NAV resulted primarily from an increase from 5,400,014 outstanding Shares at December 31, 2009 to 21,900,014 outstanding Shares at December 31, 2010. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the year ended December 31, 2009, the increase in the Fund’s NAV resulted primarily from an increase from 350,014 outstanding Shares at December 31, 2008 to 5,400,014 outstanding Shares at December 31, 2009. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the years ended December 31, 2011, 2010 and 2009, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 0.2% for the year ended December 31, 2011, as compared to the Fund’s per share NAV increase of 8.7% for the year ended December 31, 2010, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2011. The Fund’s per share NAV increase of 8.7% for the year ended December 31, 2010, as compared to the Fund’s per share NAV decrease of 10.8% for the year ended December 31, 2009, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2010.

During the year ended December 31, 2011, the Fund’s per share NAV reached its high for the year on January 7, 2011 at $21.74 per Share and reached its low for the year on May 3, 2011 at $16.22 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per share NAV reached its high for the year on June 7, 2010 at $26.39 per Share and reached its low for the year on January 11, 2010 at $18.14 per Share. By comparison, during the year ended December 31, 2009, the Fund’s per share NAV reached its high for the year on February 18, 2009 at $25.50 per Share and reached its low for the year on November 25, 2009 at $16.76 per Share.

The benchmark’s decline of 3.2% for the year ended December 31, 2011, as compared to the benchmark’s decline of 6.6% for the year ended December 31, 2010, can be attributed to a relatively lower decrease in the value of the Euro versus the U.S. Dollar during the year ended December 31, 2011. By comparison, the benchmark’s decline of 6.6% for the year ended December 31, 2010, as compared to the benchmark’s rise of 2.5% for the year ended December 31, 2009, can be attributed to a decrease in the value of the Euro versus the U.S. Dollar during the year ended December 31, 2010.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Net investment income (loss)	$(5,907,849)	$(2,805,812)	$(349,729)
Management fee	6,179,382	3,379,964	303,788
Offering costs	—	—	69,641
Net realized gain (loss)	(5,405,748)	48,577,957	(10,304,179)
Change in net unrealized appreciation/depreciation	90,585,018	(25,127,190)	1,797,972
Net income (loss)	$79,271,421	$20,644,955	$(8,855,936)

The Fund’s net income increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a decrease in the value of the Euro versus the U.S. Dollar in conjunction with a significant increase in outstanding shares during the year ended December 31, 2011. By comparison, the Fund’s net income increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to a decrease in the value of the Euro versus the U.S. Dollar during the year ended December 31, 2010.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
NAV beginning of period	$5,024,240	$3,921,267	$2,845,053
NAV end of period	$5,471,075	$5,024,240	$3,921,267
Percentage change in NAV	8.9%	28.1%	37.8%
Shares outstanding beginning of period	150,014	150,014	100,014
Shares outstanding end of period	150,014	150,014	150,014
Percentage change in shares outstanding	0.0%	0.0%	50.0%
Shares created	50,000	100,000	100,000
Shares redeemed	50,000	100,000	50,000
Per share NAV beginning of period	$33.49	$26.14	$28.45
Per share NAV end of period	$36.47	$33.49	$26.14
Percentage change in per share NAV	8.9%	28.1%	(8.1%)
Percentage change in benchmark	5.5%	14.6%	(2.5%)
Benchmark annualized volatility	8.8%	11.0%	13.0%

During the year ended December 31, 2011, there was no net change in the Fund’s outstanding shares from December 31, 2010 to December 31, 2011. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the year ended December 31, 2010, there was no net change in the Fund’s outstanding shares from December 31, 2009 to December 31, 2010. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the year ended December 31, 2009, the increase in the Fund’s NAV resulted primarily from an increase from 100,014 outstanding Shares at December 31, 2008 to 150,014 outstanding Shares at December 31, 2009. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the years ended December 31, 2011, 2010 and 2009, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 8.9% for the year ended December 31, 2011, as compared to the Fund’s per share NAV increase of 28.1% for the year ended December 31, 2010, was primarily due to a relatively lower appreciation in the value of the assets held by the Fund during the year ended December 31, 2011. By comparison, the Fund’s per share NAV increase of 28.1% for the year ended December 31, 2010, as compared to the Fund’s per share NAV decrease of 8.1% for the year ended December 31, 2009, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2010.

During the year ended December 31, 2011, the Fund’s per share NAV reached its high for the year on October 28, 2011 at $37.86 per Share and reached its low for the year on April 6, 2011 at $30.09 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per share NAV reached its high for the year on October 29, 2010 at $34.24 per Share and reached its low for the year on May 3, 2010 at $25.14 per Share. By comparison, during the year ended December 31, 2009, the Fund’s per share NAV reached its high for the year on November 30, 2009 at $30.41 per Share and reached its low for the year on April 6, 2009 at $22.67 per Share.

The benchmark’s rise of 5.5% for the year ended December 31, 2011, as compared to the benchmark’s rise of 14.6% for the year ended December 31, 2010, can be attributed to a relatively lower increase in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2011. By comparison, the benchmark’s rise of 14.6% for the year ended December 31, 2010, as compared to the benchmark’s decline of 2.5% for the year ended December 31, 2009, can be attributed to an increase in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2010.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Net investment income (loss)	$(39,572)	$(38,091)	$(36,723)
Management fee	41,443	44,676	4,210
Offering costs	—	—	69,639
Limitation by Sponsor	—	—	(35,417)
Net realized gain (loss)	564,832	826,758	(241,945)
Change in net unrealized appreciation/depreciation	(180,983)	599,593	(114,385)
Net income (loss)	$344,277	$1,388,260	$(393,053)

The Fund’s net income decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a relatively lower increase in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2011. By comparison, the Fund’s net income increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to an increase in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2010.

ProShares UltraShort Yen*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
NAV beginning of period	$207,685,813	$67,487,917	$2,166,617
NAV end of period	$221,131,994	$207,685,813	$67,487,917
Percentage change in NAV	6.5%	207.7%	3,014.9%
Shares outstanding beginning of period	4,416,671	1,050,005	33,338
Shares outstanding end of period	5,399,294	4,416,671	1,050,005
Percentage change in shares outstanding	22.2%	320.6%	3,049.6%
Shares created	6,683,333	4,683,333	1,650,000
Shares redeemed	5,700,710	1,316,667	633,333
Per share NAV beginning of period	$47.02	$64.27	$64.99
Per share NAV end of period	$40.96	$47.02	$64.27
Percentage change in per share NAV	(12.9%)	(26.8%)	(1.1%)
Percentage change in benchmark	5.5%	14.6%	(2.5%)
Benchmark annualized volatility	8.8%	11.0%	13.0%

During the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 4,416,671 outstanding Shares at December 31, 2010 to 5,399,294 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the year ended December 31, 2010, the increase in the Fund’s NAV resulted from an increase from 1,050,005 outstanding Shares at December 31, 2009 to 4,416,671 outstanding Shares at December 31, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the year ended December 31, 2009, the increase in the Fund’s NAV resulted primarily from an increase from 33,338 outstanding Shares at December 31, 2008 to 1,050,005 outstanding Shares at December 31, 2009. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the years ended December 31, 2011, 2010 and 2009, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 12.9% for the year ended December 31, 2011, as compared to the Fund’s per share NAV decrease of 26.8% for the year ended December 31, 2010, was primarily due to a relatively lower depreciation in the value of the assets held by the Fund during the year ended December 31, 2011. The Fund’s per share NAV decrease of 26.8% for the year ended December 31, 2010, as compared to the Fund’s per share NAV decrease of 1.1% for the year ended December 31, 2009, was primarily due to a relatively higher depreciation in the value of the assets held by the Fund during the year ended December 31, 2010.

During the year ended December 31, 2011, the Fund’s per share NAV reached its high for the year on April 6, 2011 at $51.44 per Share and reached its low for the year on October 28, 2011 at $39.80 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per share NAV reached its high for the year on May 3, 2010 at $65.56 per Share and reached its low for the year on October 29, 2010 at $46.39 per Share. By comparison, during the year ended December 31, 2009, the Fund’s per share NAV reached its high for the year on April 6, 2009 at $78.82 per Share and reached its low for the year on November 30, 2009 at $55.72 per Share.

The benchmark’s rise of 5.5% for the year ended December 31, 2011, as compared to the benchmark’s rise of 14.6% for the year ended December 31, 2010, can be attributed to a relatively lower increase in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2011. By comparison, the benchmark’s rise of 14.6% for the year ended December 31, 2010, as compared to the benchmark’s decline of 2.5% for the year ended December 31, 2009, can be attributed to an increase in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2010.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Net investment income (loss)	$(2,642,134)	$(1,213,282)	$(348,942)
Management fee	2,824,586	1,447,095	304,905
Offering costs	—	—	69,641
Net realized gain (loss)	(50,024,884)	(22,109,488)	(6,039,297)
Change in net unrealized appreciation/depreciation	11,762,223	(20,992,719)	4,726,960
Net income (loss)	$(40,904,795)	$(44,315,489)	$(1,661,279)

The Fund’s net income increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a relatively lower increase in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2011. By comparison, the Fund’s net income decreased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to an increase in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2010.

*	See Note 1 of the Notes to Financial Statements in Item 8 of Part II in this Annual Report on Form 10-K regarding the reverse share split for the ProShares UltraShort Yen Fund.

ProShares Ultra VIX Short-Term Futures ETF

Since the Fund commenced investment operations on October 3, 2011, comparisons of the Fund’s results of operations for the years ended December 31, 2011, 2010 and 2009 have not been provided.

The following table provides summary performance information for the Fund from Commencement of Operations to December 31, 2011:

October 3, 2011 (Commencement of Operations) through December 31, 2011
NAV beginning of period	$400
NAV end of period	$9,881,113
Percentage change in NAV	2,470,178.3%
Shares outstanding beginning of period	10
Shares outstanding end of period	800,010
Percentage change in shares outstanding	8,000,000.0%
Shares created	800,000
Shares redeemed	—
Per share NAV beginning of period	$40.00
Per share NAV end of period	$12.35
Percentage change in per share NAV	(69.1%)
Percentage change in benchmark	(37.9%)
Benchmark annualized volatility	93.1%

During the period ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 10 outstanding Shares at October 3, 2011 to 800,010 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the period ended December 31, 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark.

During the period ended December 31, 2011, the Fund’s per share NAV reached its high for the period on October 3, 2011 at $40.00 per Share and reached its low for the period on December 21, 2011 at $10.54 per Share.

The benchmark’s decline of 37.9% for the period ended December 31, 2011 can be attributed to declining prices of the futures contracts that make up the front-end of the VIX futures curve.

Net Income/Loss

The following table provides summary income information for the Fund from Commencement of Operations to December 31, 2011:

October 3, 2011 (Commencement of Operations) through December 31, 2011

Net investment income (loss)	$(16,778)
Management fee	4,264
Brokerage commission	5,441
Offering costs	7,073
Net realized gain (loss)	(3,524,753)
Change in net unrealized appreciation/depreciation	(762,790)
Net income (loss)	$(4,304,321)

ProShares VIX Short-Term Futures ETF

Since the Fund commenced investment operations on January 3, 2011, comparisons of the Fund’s results of operations for the years ended December 31, 2011, 2010 and 2009 have not been provided.

The following table provides summary performance information for the Fund from Commencement of Operations to December 31, 2011:

January 3, 2011 (Commencement of Operations) through December 31, 2011
NAV beginning of period	$400
NAV end of period	$30,549,903
Percentage change in NAV	7,637,375.8%
Shares outstanding beginning of period	5
Shares outstanding end of period	400,005
Percentage change in shares outstanding	8,000,000.0%
Shares created	4,725,000
Shares redeemed	4,325,000
Per share NAV beginning of period	$80.00
Per share NAV end of period	$76.37
Percentage change in per share NAV	(4.5%)
Percentage change in benchmark	(2.1%)
Benchmark annualized volatility	78.4%

During the period ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 5 outstanding Shares at January 3, 2011 to 400,005 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the period ended December 31, 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark.

During the period ended December 31, 2011, the Fund’s per share NAV reached its high for the period on October 3, 2011 at $123.77 per Share and reached its low for the period on July 7, 2011 at $43.15 per Share.

The benchmark’s decline of 2.1% for the period ended December 31, 2011 can be attributed to declining prices of the futures contracts that make up the front-end of the VIX futures curve.

Net Income/Loss

The following table provides summary income information for the Fund from the Commencement of Operations to December 31, 2011:

January 3, 2011 (Commencement of Operations) through December 31, 2011

Net investment income (loss)	$(282,569)
Management fee	96,904
Offering costs	197,908
Net realized gain (loss)	3,734,445
Change in net unrealized appreciation/depreciation	(1,576,931)
Net income (loss)	$1,874,945

ProShares Short VIX Short-Term Futures ETF

Since the Fund commenced investment operations on October 3, 2011, comparisons of the Fund’s results of operations for the years ended December 31, 2011, 2010 and 2009 have not been provided.

The following table provides summary performance information for the Fund from Commencement of Operations to December 31, 2011:

October 3, 2011 (Commencement of Operations) through December 31, 2011
NAV beginning of period	$400
NAV end of period	$7,760,424
Percentage change in NAV	1,940,006.0%
Shares outstanding beginning of period	10
Shares outstanding end of period	150,010
Percentage change in shares outstanding	1,500,000.0%
Shares created	150,000
Shares redeemed	—
Per share NAV beginning of period	$40.00
Per share NAV end of period	$51.73
Percentage change in per share NAV	29.3%
Percentage change in benchmark	(37.9%)
Benchmark annualized volatility	93.1%

During the period ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 10 outstanding Shares at October 3, 2011 to 150,010 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the period ended December 31, 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark.

During the period ended December 31, 2011, the Fund’s per share NAV reached its high for the period on October 28, 2011 at $58.39 per Share and reached its low for the period on November 25, 2011 at $38.78 per Share.

The benchmark’s decline of 37.9% for the period ended December 31, 2011 can be attributed to declining prices of the futures contracts that make up the front-end of the VIX futures curve.

Net Income/Loss

The following table provides summary income information for the Fund from Commencement of Operations to December 31, 2011:

October 3, 2011 (Commencement of Operations) through December 31, 2011

Net investment income (loss)	$(16,333)
Management fee	5,916
Brokerage commission	3,345
Offering costs	7,073
Net realized gain (loss)	1,355,837
Change in net unrealized appreciation/depreciation	90,180
Net income (loss)	$1,429,684

ProShares VIX Mid-Term Futures ETF

Since the Fund commenced investment operations on January 3, 2011, comparisons of the Fund’s results of operations for the years ended December 31, 2011, 2010 and 2009 have not been provided.

The following table provides summary performance information for the Fund from Commencement of Operations to December 31, 2011:

January 3, 2011 (Commencement of Operations) through December 31, 2011
NAV beginning of period	$400
NAV end of period	$90,821,428
Percentage change in NAV	22,705,257.0%
Shares outstanding beginning of period	5
Shares outstanding end of period	1,225,005
Percentage change in shares outstanding	24,500,000.0%
Shares created	1,600,000
Shares redeemed	375,000
Per share NAV beginning of period	$80.00
Per share NAV end of period	$74.14
Percentage change in per share NAV	(7.3%)
Percentage change in benchmark	(6.3%)
Benchmark annualized volatility	39.2%

During the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 5 outstanding Shares at January 3, 2011 to 1,225,005 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the period ended December 31, 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark.

During the period ended December 31, 2011, the Fund’s per share NAV reached its high for the period on October 3, 2011 at $92.26 per Share and reached its low for the period on July 7, 2011 at $57.37 per Share.

The benchmark’s decline of 6.3% for the period ended December 31, 2011 can be attributed to declining prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index over the period.

Net Income/Loss

The following table provides summary income information for the Fund from Commencement of Operations to December 31, 2011:

January 3, 2011 (Commencement of Operations) through December 31, 2011

Net investment income (loss)	$(117,121)
Offering costs	123,692
Limitation by Sponsor	(2,481)
Net realized gain (loss)	(513,727)
Change in net unrealized appreciation/depreciation	(6,118,704)
Net income (loss)	$(6,749,552)

Off-Balance Sheet Arrangements and Contractual Obligations

As of February 28, 2012, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For more information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.

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

For financial reporting purposes, the Leveraged Funds and the VIX Funds value or will value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of some Leveraged Funds’ and VIX Funds’ final creation/redemption NAV for the year ended December 31, 2011.

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

The Funds disclose the fair value of their investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. See Note 2 in the Financial Statements in this Annual Report on Form 10-K for further information.

Discounts on short-term securities purchased are amortized and reflected as Interest Income in the Statements of Operations.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the contract is closed or the changes occur, respectively.

Each Fund pays or will pay its respective brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Since the ProShares Ultra DJ-UBS Natural Gas Fund, ProShares UltraShort Natural Gas Fund, ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF were conducting operations for only a portion of the year ended December 31, 2011, comparisons of positions in certain Financial Instruments held by each of ProShares Ultra DJ-UBS Natural Gas Fund, ProShares UltraShort Natural Gas Fund, ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF for the year ended December 31, 2011 to the years ended December 31, 2010 and 2009 have not been provided. As of December 31, 2011, each of the New Funds had not commenced investment operations; therefore, this quantitative and qualitative disclosures about market risk does not include comparisons of positions in certain Financial Instruments for the New Funds.

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of December 31, 2011 and 2010, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra DJ-UBS Commodity:

As of December 31, 2011 and 2010, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s swap positions as of December 31, 2011 and 2010, which were sensitive to commodity price risk.

Swap Agreements as of December 31, 2011

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$140.6802	$5,196,523
Dow Jones-UBS Commodity Index	UBS AG	Long	140.6802	12,943,342

Swap Agreements as of December 31, 2010

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$162.3929	$8,446,418
Dow Jones-UBS Commodity Index	UBS AG	Long	162.3929	27,949,246

The December 31, 2011 and 2010 swap notional amounts are calculated by multiplying units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Commodity:

As of December 31, 2011 and 2010, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s short swap positions as of December 31, 2011 and 2010, which were sensitive to commodity price risk.

Swap Agreements as of December 31, 2011

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$140.6802	$(4,515,910)
Dow Jones-UBS Commodity Index	UBS AG	Short	140.6802	(13,710,640)

Swap Agreements as of December 31, 2010

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$162.3929	$(897,578)
Dow Jones-UBS Commodity Index	UBS AG	Short	162.3929	(1,978,699)

The December 31, 2011 and 2010 short swap notional amounts are calculated by multiplying units times the closing level of the Index. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amounts, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Crude Oil:

As of December 31, 2011 and 2010, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2011 and 2010, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	March 2012	2,226	$99.00	1,000	$220,374,000

Swap Agreements as of December 31, 2011

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Long	$259.6827	$87,399,278
Dow Jones-UBS Crude Oil Sub-Index	Societe Generale S.A.	Long	259.6827	52,229,440
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Long	259.6827	142,861,248

Futures Positions as of December 31, 2010

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	March 2011	2,100	$92.22	1,000	$193,662,000

Swap Agreements as of December 31, 2010

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Long	$269.6696	$128,304,283
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Long	269.6696	134,272,508

The December 31, 2011 and 2010 futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2011 and 2010 swap notional amounts are calculated by multiplying the number of units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Crude Oil:

As of December 31, 2011 and 2010, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS Crude Oil Sub-Index. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2011 and 2010, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	March 2012	1,257	$99.00	1,000	$(124,443,000)

Swap Agreements as of December 31, 2011

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Short	$259.6827	$(52,221,393)
Dow Jones-UBS Crude Oil Sub-Index	Societe Generale S.A.	Short	259.6827	(90,137,702)
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Short	259.6827	(22,019,770)

Futures Positions as of December 31, 2010

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	March 2011	840	$92.22	1,000	$(77,464,800)

Swap Agreements as of December 31, 2010

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Short	$269.6696	$(75,087,435)
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Short	269.6696	(111,898,000)

The December 31, 2011 and 2010 short futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2011 and 2010 swap notional amounts are calculated by multiplying the number of units times the closing level of the Index. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovery collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Natural Gas:

As of December 31, 2011, the ProShares DJ-UBS Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2011, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2012	271	$3.02	10,000	$8,173,360

The December 31, 2011 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort DJ-UBS Natural Gas:

As of December 31, 2011, the ProShares UltraShort DJ-UBS Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2011, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2012	474	$3.02	10,000	$(14,295,840)

The December 31, 2011 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Gold:

As of December 31, 2011 and 2010, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2011 and 2010, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2012	2	$1,566.80	100	$313,360

Forward Agreements as of December 31, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$1,531.18	$187,753,292
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,531.18	20,824,025
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,531.18	443,889,082

Futures Positions as of December 31, 2010

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2011	77	$1,421.40	100	$10,944,780

Forward Agreements as of December 31, 2010

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$1,405.60	$92,235,472
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,405.60	416,760,400

The December 31, 2011 and 2010 futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2011 and 2010 forward notional amounts equal units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Gold:

As of December 31, 2011 and 2010, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2011 and 2010, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2012	2	$1,566.80	100	$(313,360)

Forward Agreements as of December 31, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$1,531.18	$(64,153,380)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,531.18	(32,154,744)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,531.18	(300,034,721)

Futures Positions as of December 31, 2010

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2011	60	$1,421.40	100	$(8,528,400)

Forward Agreements as of December 31, 2010

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$1,405.60	$(39,072,869)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,405.60	(107,387,840)

The December 31, 2011 and 2010 short futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2011 and 2010 short forward notional amounts equal units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of December 31, 2011 and 2010, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2011 and 2010, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2012	2	$27.915	5,000	$279,150

Forward Agreements as of December 31, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$28.1810	$264,444,868
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	28.1810	28,321,905
0.999 Fine Troy Ounce Silver	UBS AG	Long	28.1810	920,701,451

Futures Positions as of December 31, 2010

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2011	229	$30.937	5,000	$35,422,865

Forward Agreements as of December 31, 2010

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$30.6322	$247,992,165
0.999 Fine Troy Ounce Silver	UBS AG	Long	30.6322	810,344,219

The December 31, 2011 and 2010 futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2011 and 2010 forward notional amounts equal units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of December 31, 2011 and 2010, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2011 and 2010, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2012	2	$27.915	5,000	$(279,150)

Forward Agreements as of December 31, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$28.1810	$(189,531,316)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	28.1810	(28,321,905)
0.999 Fine Troy Ounce Silver	UBS AG	Short	28.1810	(275,581,999)

Futures Positions as of December 31, 2010

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2011	49	$30.937	5,000	$(7,579,565)

Forward Agreements as of December 31, 2010

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$30.6322	$(52,917,126)
0.999 Fine Troy Ounce Silver	UBS AG	Short	30.6322	(137,783,636)

The December 31, 2011 and 2010 short futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2011 and 2010 short forward notional amounts equal units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Funds’ Financial Instruments, which are sensitive to changes in exchange rates. As of December 31, 2011 and 2010, each of the Currency Funds’ positions were as follows:

ProShares Ultra Euro:

As of December 31, 2011 and 2010, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2011 and 2010, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/13/12	7,334,525	1.2943	$9,492,896
Euro	UBS AG	Long	01/13/12	7,824,000	1.2943	10,126,412
Euro	Goldman Sachs International	Short	01/13/12	(183,800)	1.2943	(237,888)
Euro	UBS AG	Short	01/13/12	(208,900)	1.2943	(270,374)

Foreign Currency Forward Contracts as of December 31, 2010

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/07/11	6,509,725	1.3367	$8,701,573
Euro	UBS AG	Long	01/07/11	5,408,200	1.3367	7,229,160
Euro	Goldman Sachs International	Short	01/07/11	(274,700)	1.3367	(367,192)
Euro	UBS AG	Short	01/07/11	(75,600)	1.3367	(101,055)

The December 31, 2011 and 2010 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Euro:

As of December 31, 2011 and 2010, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2011 and 2010, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/13/12	30,950,200	1.2943	$40,058,087
Euro	UBS AG	Long	01/13/12	53,564,700	1.2943	69,327,481
Euro	Goldman Sachs International	Short	01/13/12	(881,320,025)	1.2943	(1,140,670,959)
Euro	UBS AG	Short	01/13/12	(903,636,400)	1.2943	(1,169,554,497)

Foreign Currency Forward Contracts as of December 31, 2010

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/07/11	93,466,300	1.3367	$124,936,741
Euro	UBS AG	Long	01/07/11	56,570,100	1.3367	75,617,457
Euro	Goldman Sachs International	Short	01/07/11	(417,611,725)	1.3367	(558,223,100)
Euro	UBS AG	Short	01/07/11	(396,904,800)	1.3367	(530,544,078)

The December 31, 2011 and 2010 USD market values equal the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of December 31, 2011 and 2010, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2011 and 2010, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/13/12	361,210,000	0.012993	$4,693,138
Yen	UBS AG	Long	01/13/12	486,460,000	0.012993	6,320,489
Yen	Goldman Sachs International	Short	01/13/12	(2,500,000)	0.012993	(32,482)
Yen	UBS AG	Short	01/13/12	(2,940,000)	0.012993	(38,199)

Foreign Currency Forward Contracts as of December 31, 2010

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/07/11	398,750,000	0.012311	$4,908,950
Yen	UBS AG	Long	01/07/11	441,640,000	0.012311	5,436,962
Yen	Goldman Sachs International	Short	01/07/11	(24,020,000)	0.012311	(295,707)

The December 31, 2011 and 2010 USD market values equal the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of December 31, 2011 and 2010, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2011 and 2010, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/13/12	1,157,460,000	0.012993	$15,038,674
Yen	UBS AG	Long	01/13/12	1,743,810,000	0.012993	22,657,016
Yen	Goldman Sachs International	Short	01/13/12	(17,594,930,000)	0.012993	(228,607,826)
Yen	UBS AG	Short	01/13/12	(19,346,660,000)	0.012993	(251,367,745)

Foreign Currency Forward Contracts as of December 31, 2010

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/07/11	4,660,570,000	0.012311	$57,375,559
Yen	UBS AG	Long	01/07/11	3,734,640,000	0.012311	45,976,577
Yen	Goldman Sachs International	Short	01/07/11	(20,869,950,000)	0.012311	(256,926,737)
Yen	UBS AG	Short	01/07/11	(21,245,680,000)	0.012311	(261,552,292)

The December 31, 2011 and 2010 USD market values equal the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of December 31, 2011, each of the VIX Funds’ positions were as follows:

ProShares Ultra VIX Short-Term Futures ETF

As of December 31, 2011, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2011, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2012	431	$26.70	1,000	$11,507,700
VIX Futures (CBOE)	Long	February 2012	302	27.15	1,000	8,199,300

ProShares VIX Short-Term Futures ETF

As of December 31, 2011, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2011, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2012	668	$26.70	1,000	$17,835,600
VIX Futures (CBOE)	Long	February 2012	466	27.15	1,000	12,651,900

ProShares Short VIX Short-Term Futures ETF

As of December 31, 2011, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2011, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	January 2012	171	$26.70	1,000	$(4,565,700)
VIX Futures (CBOE)	Short	February 2012	119	$27.15	1,000	$(3,230,850)

ProShares VIX Mid-Term Futures ETF

As of December 31, 2011, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2011, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2012	616	$28.40	1,000	$17,494,400
VIX Futures (CBOE)	Long	May 2012	1,047	28.70	1,000	30,048,900
VIX Futures (CBOE)	Long	June 2012	1,047	29.10	1,000	30,467,700
VIX Futures (CBOE)	Long	July 2012	431	29.75	1,000	12,822,250

Qualitative Disclosure

As described above in Item 7 in this Annual Report on Form 10-K, it is the investment objective of each Geared Fund and Geared VIX Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, whether positive or negative, of its corresponding benchmark. Each UltraPro Fund will seek daily investment results (before fees and expenses) that correspond to three times (3x) the daily performance of its corresponding benchmark. Each Ultra Fund seeks or will seek daily investment results (before fees and expenses) that correspond to twice (2x) the daily performance of its corresponding benchmark. Each Short Fund will seek daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks or will seek daily investment results (before fees and expenses) that correspond to twice the inverse (-2x) of the daily performance of its corresponding benchmark. Each UltraPro Fund will seek daily investment results (before fees and expenses) that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks daily investment results (before fees and expenses) that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than one day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Investors should monitor their ProShares holdings consistent with their strategies, as frequently as daily. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. The Matching VIX Funds seek to achieve their stated investment objective both over a single day and over time. The Managed Futures Funds will seek to achieve their stated investment objective over time.

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

As described above in Item 7 in this Annual Report on Form 10-K, trading in certain futures contracts or forward agreements involves each Fund entering into contractual commitments to purchase or sell a commodity underlying a Fund’s benchmark at a specified date and price, should it hold such futures contracts or forward agreements into the deliverable period. Should a Fund enter into a contractual commitment to sell a physical commodity, it is required to make delivery of that commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the value of a commodity can rise is unlimited, entering into commitments to sell commodities would expose a Fund to theoretically unlimited risk.

Commodity Price Sensitivity

As further described above in “Item 1A. Risk Factors” in this Annual Report on Form 10-K, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Commodity Index Funds or the Commodity Funds, several factors may affect the price of a commodity underlying a Commodity Index Fund or a Commodity Fund, and in turn, the Financial Instruments and other assets, if any, owned by such a Fund. The impact of changes in the price of a physical commodity or of a commodity index (comprised of commodity futures contracts) will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an UltraShort or an UltraShort Pro Fund and daily decreases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an UltraPro Fund or an Ultra Fund.

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

Exchange Rate Sensitivity

As further described above in “Item 1A. Risk Factors” in this Annual Report on Form 10-K, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Currency Index Funds or the Currency Funds, several factors may affect the value of the foreign currencies or the U.S. Dollar, and, in turn, the Financial Instruments and other assets, if any, owned by a Fund. The impact of changes in the price of a currency will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of a currency will negatively impact the daily performance of Shares of an UltraShort Fund or an UltraShort Pro Fund and daily decreases in the price of a currency will negatively impact the daily performance of Shares of an UltraPro Fund or an Ultra Fund.

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

Equity Market Volatility Sensitivity

As further described above in “Item 1A. Risk Factors” Annual Report in this Form 10-K, the value of the Shares of each VIX Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. Several factors may affect the price and/or liquidity of VIX futures contracts and other assets, if any, owned by a VIX Fund. The impact of changes in the price of these assets will affect investors differently depending upon the Fund in which investors invest.

Managing Market Risks

Each Fund seeks or will seek to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (1x, 2x, 3x, -1x, -2x or -3x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described above in Item 7 in this Annual Report on Form 10-K, these adjustments are done through the use of various Financial Instruments. No attempt is made to adjust market exposure in order to avoid changes to the benchmark that would cause the Funds to lose value. Factors common to all Funds that may require portfolio re-positioning are create/redeem activity and index rebalances.

For Geared Funds, the impact of the Index’s movements during the day also affects whether the Fund’s portfolio needs to be re-positioned. For example, if the Index for an UltraPro Fund or an Ultra Fund has risen on a given day, net assets of the Fund should rise, meaning that the Fund’s long exposure will need to be increased to the extent there are not offsetting factors such as redemption activity. Conversely, if the Index has fallen on a given day, net assets of an UltraPro or an Ultra Fund should fall, meaning the Fund’s long exposure will generally need to be decreased. Net assets for Short Funds, UltraShort Funds or UltraPro Short Funds will generally decrease when the Index rises on a given day, meaning the Fund’s short exposure may need to be decreased. Conversely if the Index has fallen on a given day, a Short Fund’s, an UltraShort Fund’s or an UltraPro Short Fund’s assets should rise, meaning its short exposure may need to be increased.

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

Statement of Operations for three month periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, the year ended December 31, 2011, three month periods ended March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010 and the year ended December 31, 2010 for each Fund.

PROSHARES ULTRA DJ-UBS COMMODITY

	Three months ended (unaudited)				Year ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net investment income (loss)	$(40,254)	$(45,024)	$(36,061)	$(24,262)	$(145,601)

Net realized and unrealized gain (loss)	$1,772,727	$(3,351,612)	$(3,127,605)	$191,535	$(4,514,955)
Net income (loss)	$1,732,473	$(3,396,636)	$(3,163,666)	$167,273	$(4,660,556)
Net increase (decrease) in net asset value per share	$3.09	$(6.07)	$(7.37)	$(0.14)	$(10.49)

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(27,282)	$(22,326)	$(22,115)	$(29,784)	$(101,507)

Net realized and unrealized gain (loss)	$(1,995,440)	$(1,375,756)	$2,290,577	$4,044,641	$2,964,022
Net income (loss)	$(2,022,722)	$(1,398,082)	$2,268,462	$4,014,857	$2,862,515
Net increase (decrease) in net asset value per share	$(3.18)	$(2.66)	$5.21	$8.79	$8.16

PROSHARES ULTRASHORT DJ-UBS COMMODITY

	Three months ended (unaudited)				Year ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net investment income (loss)	$(4,737)	$(71,509)	$(31,685)	$(25,222)	$(133,153)

Net realized and unrealized gain (loss)	$(301,224)	$(2,796,713)	$900,296	$(577,784)	$(2,775,425)
Net income (loss)	$(305,961)	$(2,868,222)	$868,611	$(603,006)	$(2,908,578)
Net increase (decrease) in net asset value per share*	$(5.32)	$5.67	$10.59	$(2.02)	$8.92

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(7,877)	$(9,296)	$(4,531)	$(2,800)	$(24,504)

Net realized and unrealized gain (loss)	$190,796	$140,026	$(470,394)	$(498,795)	$(638,367)
Net income (loss)	$182,919	$130,730	$(474,925)	$(501,595)	$(662,871)
Net increase (decrease) in net asset value per share*	$5.52	$5.90	$(17.80)	$(18.73)	$(25.11)

PROSHARES ULTRA DJ-UBS CRUDE OIL

	Three months ended (unaudited)				Year ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net investment income (loss)	$(730,394)	$(642,875)	$(964,691)	$(848,409)	$(3,186,369)

Net realized and unrealized gain (loss)	$87,063,795	$(42,024,285)	$(133,329,780)	$176,234,125	$87,943,855
Net income (loss)	$86,333,401	$(42,667,160)	$(134,294,471)	$175,385,716	$84,757,486
Net increase (decrease) in net asset value per share*	$7.11	$(14.47)	$(15.33)	$13.57	$(9.12)

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(591,012)	$(760,361)	$(892,150)	$(623,914)	$(2,867,437)

Net realized and unrealized gain (loss)	$30,374,966	$(48,524,426)	$60,169,253	$82,389,753	$124,409,546
Net income (loss)	$29,783,954	$(49,284,787)	$59,277,103	$81,765,839	$121,542,109
Net increase (decrease) in net asset value per share*	$2.46	$(14.44)	$2.06	$9.42	$(0.50)

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

	Three months ended (unaudited)				Year ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net investment income (loss)	$(277,411)	$(392,008)	$(239,496)	$(302,820)	$(1,211,735)

Net realized and unrealized gain (loss)	$(11,152,184)	$44,435,394	$43,199,704	$(40,369,836)	$36,113,078
Net income (loss)	$(11,429,595)	$44,043,386	$42,960,208	$(40,672,656)	$34,901,343
Net increase (decrease) in net asset value per share*	$(9.64)	$7.07	$16.33	$(25.79)	$(12.03)

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(207,423)	$(171,589)	$(121,343)	$(283,795)	$(784,150)

Net realized and unrealized gain (loss)	$414,798	$26,434,020	$4,408,653	$(18,667,163)	$12,590,308
Net income (loss)	$207,375	$26,262,431	$4,287,310	$(18,950,958)	$11,806,158
Net increase (decrease) in net asset value per share*	$(7.93)	$14.97	$(8.78)	$(15.85)	$(17.59)

PROSHARES ULTRA DJ-UBS NATURAL GAS

October 4, 2011 (Commencement of Operations) through December 31, 2011
Net investment income (loss)	$(10,459)

Net realized and unrealized gain (loss)	$(2,307,329)
Net income (loss)	$(2,317,788)
Net increase (decrease) in net asset value per share	$(19.60)

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

October 4, 2011 (Commencement of Operations) through December 31, 2011
Net investment income (loss)	$(15,612)

Net realized and unrealized gain (loss)	$3,157,122
Net income (loss)	$3,141,510
Net increase (decrease) in net asset value per share	$31.42

PROSHARES ULTRA GOLD

	Three months ended (unaudited)				Year ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net investment income (loss)	$(482,456)	$(609,284)	$(939,268)	$(944,478)	$(2,975,486)

Net realized and unrealized gain (loss)	$6,550,582	$20,154,730	$28,100,311	$(44,636,496)	$10,169,127
Net income (loss)	$6,068,126	$19,545,446	$27,161,043	$(45,580,974)	$7,193,641
Net increase (decrease) in net asset value per share	$2.43	$5.82	$9.51	$(11.07)	$6.69

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(359,416)	$(370,912)	$(381,515)	$(484,082)	$(1,595,925)

Net realized and unrealized gain (loss)	$5,192,081	$38,336,601	$16,441,460	$30,944,584	$90,914,726
Net income (loss)	$4,832,665	$37,965,689	$16,059,945	$30,460,502	$89,318,801
Net increase (decrease) in net asset value per share	$1.50	$10.24	$4.99	$8.41	$25.14

PROSHARES ULTRASHORT GOLD

	Three months ended (unaudited)				Year ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net investment income (loss)	$(199,330)	$(189,137)	$(293,684)	$(361,048)	$(1,043,199)

Net realized and unrealized gain (loss)	$(7,272,446)	$(8,345,095)	$(4,957,821)	$12,117,245	$(8,458,117)
Net income (loss)	$(7,471,776)	$(8,534,232)	$(5,251,505)	$11,756,197	$(9,501,316)
Net increase (decrease) in net asset value per share	$(1.70)	$(2.73)	$(4.67)	$1.41	$(7.69)

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(149,951)	$(126,659)	$(150,860)	$(165,500)	$(592,970)

Net realized and unrealized gain (loss)	$(4,834,328)	$(16,003,561)	$(8,336,818)	$(14,054,655)	$(43,229,362)
Net income (loss)	$(4,984,279)	$(16,130,220)	$(8,487,678)	$(14,220,155)	$(43,822,332)
Net increase (decrease) in net asset value per share*	$(4.05)	$(10.41)	$(4.17)	$(5.41)	$(24.04)

PROSHARES ULTRA SILVER

	Three months ended (unaudited)				Year ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net investment income (loss)	$(1,323,706)	$(2,429,975)	$(2,371,209)	$(1,831,322)	$(7,956,212)

Net realized and unrealized gain (loss)	$298,326,588	$(311,253,526)	$(265,887,530)	$(159,279,941)	$(438,094,409)
Net income (loss)	$297,002,882	$(313,683,501)	$(268,258,739)	$(161,111,263)	$(446,050,621)
Net increase (decrease) in net asset value per share*	$35.52	$(29.67)	$(29.27)	$(11.53)	$(34.95)

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(337,766)	$(340,190)	$(322,145)	$(723,865)	$(1,723,966)

Net realized and unrealized gain (loss)	$7,614,188	$18,161,024	$52,861,734	$194,697,932	$273,334,878
Net income (loss)	$7,276,422	$17,820,834	$52,539,589	$193,974,067	$271,610,912
Net increase (decrease) in net asset value per share*	$0.51	$2.75	$10.99	$35.38	$49.63

PROSHARES ULTRASHORT SILVER

	Three months ended (unaudited)				Year ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net investment income (loss)	$(293,996)	$(1,087,002)	$(1,293,605)	$(713,410)	$(3,388,013)

Net realized and unrealized gain (loss)	$(80,041,620)	$54,709,556	$(32,690,481)	$(59,741,953)	$(117,764,498)
Net income (loss)	$(80,335,616)	$53,622,554	$(33,984,086)	$(60,455,363)	$(121,152,511)
Net increase (decrease) in net asset value per share*	$(16.81)	$(4.41)	$(2.36)	$(0.97)	$(24.55)

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(153,135)	$(106,584)	$(118,907)	$(160,247)	$(538,873)

Net realized and unrealized gain (loss)	$(8,809,391)	$(14,389,390)	$(23,341,515)	$(56,076,707)	$(102,617,003)
Net income (loss)	$(8,962,526)	$(14,495,974)	$(23,460,422)	$(56,236,954)	$(103,155,876)
Net increase (decrease) in net asset value per share*	$(25.72)	$(34.59)	$(40.41)	$(47.76)	$(148.48)

PROSHARES ULTRA EURO

	Three months ended (unaudited)				Year ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net investment income (loss)	$(16,515)	$(19,703)	$(20,157)	$(18,727)	$(75,102)

Net realized and unrealized gain (loss)	$952,162	$415,636	$(1,325,174)	$(555,119)	$(512,495)
Net income (loss)	$935,647	$395,933	$(1,345,331)	$(573,846)	$(587,597)
Net increase (decrease) in net asset value per share	$3.12	$1.32	$(4.48)	$(1.83)	$(1.87)

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(17,820)	$(26,289)	$(30,018)	$(18,536)	$(92,663)

Net realized and unrealized gain (loss)	$(882,437)	$(2,014,364)	$3,185,543	$(263,841)	$24,901
Net income (loss)	$(900,257)	$(2,040,653)	$3,155,525	$(282,377)	$(67,762)
Net increase (decrease) in net asset value per share	$(3.44)	$(4.92)	$5.13	$(1.14)	$(4.37)

PROSHARES ULTRASHORT EURO

	Three months ended (unaudited)				Year ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net investment income (loss)	$(889,548)	$(1,012,362)	$(1,691,141)	$(2,314,798)	$(5,907,849)

Net realized and unrealized gain (loss)	$(57,977,168)	$(32,834,948)	$111,269,508	$64,721,878	$85,179,270
Net income (loss)	$(58,866,716)	$(33,847,310)	$109,578,367	$62,407,080	$79,271,421
Net increase (decrease) in net asset value per share	$(2.45)	$(1.09)	$2.53	$1.06	$0.05

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(442,167)	$(814,585)	$(664,325)	$(884,735)	$(2,805,812)

Net realized and unrealized gain (loss)	$19,664,663	$72,553,479	$(83,832,685)	$15,065,310	$23,450,767
Net income (loss)	$19,222,496	$71,738,894	$(84,497,010)	$14,180,575	$20,644,955
Net increase (decrease) in net asset value per share	$2.11	$4.20	$(5.16)	$0.46	$1.61

PROSHARES ULTRA YEN

	Three months ended (unaudited)				Year ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net investment income (loss)	$(7,079)	$(7,343)	$(12,276)	$(12,874)	$(39,572)

Net realized and unrealized gain (loss)	$(246,751)	$207,474	$424,806	$(1,680)	$383,849
Net income (loss)	$(253,830)	$200,131	$412,530	$(14,554)	$344,277
Net increase (decrease) in net asset value per share	$(1.73)	$2.00	$2.81	$(0.10)	$2.98

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(8,738)	$(7,785)	$(11,174)	$(10,394)	$(38,091)

Net realized and unrealized gain (loss)	$(46,286)	$433,627	$632,167	$406,843	$1,426,351
Net income (loss)	$(55,024)	$425,842	$620,993	$396,449	$1,388,260
Net increase (decrease) in net asset value per share	$(0.37)	$2.84	$3.25	$1.63	$7.35

PROSHARES ULTRASHORT YEN

	Three months ended (unaudited)				Year ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net investment income (loss)	$(586,442)	$(789,356)	$(701,439)	$(564,897)	$(2,642,134)

Net realized and unrealized gain (loss)	$15,715,806	$(23,729,396)	$(29,515,199)	$(733,872)	$(38,262,661)
Net income (loss)	$15,129,364	$(24,518,752)	$(30,216,638)	$(1,298,769)	$(40,904,795)
Net increase (decrease) in net asset value per share*	$1.78	$(3.40)	$(4.06)	$(0.38)	$(6.06)

	Three months ended (unaudited)				Year ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net investment income (loss)	$(217,797)	$(294,844)	$(302,251)	$(398,390)	$(1,213,282)

Net realized and unrealized gain (loss)	$3,960,851	$(18,399,554)	$(18,503,219)	$(10,160,285)	$(43,102,207)
Net income (loss)	$3,743,054	$(18,694,398)	$(18,805,470)	$(10,558,675)	$(44,315,489)
Net increase (decrease) in net asset value per share*	$(0.08)	$(7.57)	$(6.61)	$(2.99)	$(17.25)

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

October 3, 2011 (Commencement of Operations) through December 31, 2011
Net investment income (loss)	$(16,778)

Net realized and unrealized gain (loss)	$(4,287,543)
Net income (loss)	$(4,304,321)
Net increase (decrease) in net asset value per share	$(27.65)

PROSHARES VIX SHORT-TERM FUTURES ETF

	Three months ended (unaudited)				Year ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net investment income (loss)	$(24,184)	$(100,295)	$(74,409)	$(83,681)	$(282,569)

Net realized and unrealized gain (loss)	$(2,832,809)	$(14,411,348)	$32,342,992	$(12,941,321)	$2,157,514
Net income (loss)	$(2,856,993)	$(14,511,643)	$32,268,583	$(13,025,002)	$1,874,945
Net increase (decrease) in net asset value per share	$(15.93)	$(18.60)	$70.12	$(39.22)	$(3.63)

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

October 3, 2011 (Commencement of Operations) through December 31, 2011
Net investment income (loss)	$(16,333)

Net realized and unrealized gain (loss)	$1,446,017
Net income (loss)	$1,429,684
Net increase (decrease) in net asset value per share	$11.73

PROSHARES VIX MID-TERM FUTURES ETF

	Three months ended (unaudited)				Year ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net investment income (loss)	$(11,309)	$(20,454)	$(26,403)	$(58,955)	$(117,121)

Net realized and unrealized gain (loss)	$(770,972)	$(1,503,703)	$4,607,535	$(8,965,291)	$(6,632,431)
Net income (loss)	$(782,281)	$(1,524,157)	$4,581,132	$(9,024,246)	$(6,749,552)
Net increase (decrease) in net asset value per share	$(12.61)	$(5.63)	$27.81	$(15.43)	$(5.86)

See the Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Those Financial Statements, and the notes and schedules related thereto, are incorporated by reference into this Item 8.

*	See Note 1 of the Notes to Financial Statements in Item 8 of Part II in this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) of the Trust and the Funds were effective, as of December 31, 2011, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Trust’s management takes responsibility for establishing and maintaining adequate internal control over financial reporting of the Trust and the Funds, as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act. The Trust’s and the Funds’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust and the Funds; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s and the Funds’

receipts and expenditures are being made only in accordance with appropriate authorizations of management of the Trust on behalf of the Trust and the Funds; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s or the Funds’ assets that could have a material effect on the Trust’s or the Funds’ financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Trust assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2011. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Trust concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

The Sponsor

ProShare Capital Management LLC is the Sponsor of the Trust and the Funds. The Sponsor has exclusive management and control of all aspects of the business of the Funds. The Trustee has no duty or liability to supervise the performance of the Sponsor, nor will the Trustee have any liability for the acts or omissions of the Sponsor.

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

Background and Principals

The Sponsor serves as both commodity pool operator and commodity trading advisor of the Trust and the Funds. The Sponsor is registered as a commodity pool operator and commodity trading advisor with the CFTC and is a member in good standing of the NFA. The Sponsor’s membership with the NFA was originally approved on June 11, 1999. It withdrew its registration with the NFA on August 31, 2000 but later re-applied and had its registration subsequently approved on January 8, 2001. Its membership with the NFA is currently effective. The Sponsor’s registration as a commodity trading advisor was approved on June 11, 1999 and is currently effective. The Sponsor’s registration as a commodity pool operator was originally approved on June 11, 1999. It withdrew its registration as a commodity pool operator on August 30, 2000 but later re-applied and had its registration subsequently approved on November 28, 2007. Its registration as a commodity pool operator is currently effective. As a registered commodity pool operator and commodity trading advisor, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Sponsor is also subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 7501 Wisconsin Avenue, Suite 1000, Bethesda, Maryland 20814 and its telephone number is (240) 497-6400. The registration of the Sponsor with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Sponsor, the Trust and the Funds.

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

Executive Officers of the Trust and Principals and Significant Employees of the Sponsor

Name	Position
Michael L. Sapir	Chief Executive Officer and Principal of the Sponsor
Louis M. Mayberg	Principal Executive Officer of the Trust; Chief Financial Officer and Principal of the Sponsor
William E. Seale	Principal of the Sponsor
Sapir Family Trust	Principal of the Sponsor
Northstar Trust	Principal of the Sponsor
Edward J. Karpowicz	Principal Financial Officer of the Trust
Todd B. Johnson*	Chief Investment Officer and Principal of the Sponsor
Howard S. Rubin	Director, Portfolio Management and Associated Person of the Sponsor
Michael Neches	Associated Person of the Sponsor
Jeffrey Ploshnick	Senior Portfolio Manager and Associated Person of the Sponsor
Ryan Dofflemeyer	Portfolio Manager and Associated Person of the Sponsor
Lisa P. Johnson	Principal of the Sponsor
Victor M. Frye	Principal of the Sponsor

*	Denotes principal of the Sponsor who participates in making trading decisions for the Funds.

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

Louis M. Mayberg, Chief Financial Officer, a member and a listed principal of the Sponsor since June 9, 2008; a member of PFA since April 1997; and a member of PSA, since January 2005. Principal Executive Officer of the Trust since June 2008. As Chief Financial Officer of the Sponsor, Mr. Mayberg’s responsibilities include oversight of the financial matters of the Sponsor. As Principal Executive Officer of the Trust, his responsibilities include oversight of operations of the Trust. Mr. Mayberg is 48 years old.

William E. Seale, Ph.D., a member of the Sponsor and a listed principal of the Sponsor since June 11, 1999; a member of PFA since April 1997 and a member of PSA since April 2005. Dr. Seale served as Chief Investment Officer of PFA from January 2003 to July 2005 and from October 2006 to June 2008 and Director of Portfolio from January 1997 to January 2003. Dr. Seale served as Chief Investment Officer of PSA from October 2006 to June 2008. In these roles, Dr. Seale’s responsibilities included oversight of the investment management activities of the respective entities. Dr. Seale is a former commissioner of the CFTC.

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

Edward J. Karpowicz, Principal Financial Officer of the Trust since July 2008. Mr. Karpowicz has been employed by PFA since July 2002 as Vice President of Financial Administration. Mr. Karpowicz is 48 years old.

Todd B. Johnson, a registered associated person of the Sponsor since January 29, 2010, a listed principal of the Sponsor since January 16, 2009 and Chief Investment Officer of the Sponsor since February 27, 2009. In this role, Mr. Johnson’s responsibilities include oversight of the investment management activities of the Sponsor.

Mr. Johnson has served as Chief Investment Officer of PSA and PFA since December 2008. Mr. Johnson served from 2002 to December 2008 at World Asset Management (a financial services firm), working as President and Chief Investment Officer from January 2006 to December 2008 and as Managing Director and Chief Investment Officer of Quantitative Investments, of Munder Capital Management, an asset management firm, from January 2002 to December 2005.

Howard S. Rubin, CFA, a registered associated person and an NFA associate member of the Sponsor since July 14, 2008 and Director, Portfolio Management of the Sponsor since December 1, 2009. In these roles, Mr. Rubin’s responsibilities include day-to-day portfolio management of the Funds. Mr. Rubin has served as Senior Portfolio Manager of PSA since December 2007 and Senior Portfolio Manager of the Sponsor from November 27, 2008 through November 30, 2009. Mr. Rubin has also served as Senior Portfolio Manager of PFA since November 2004 and Portfolio Manager of PFA from April 2000 through November 2004. Mr. Rubin holds the Chartered Financial Analyst (CFA) designation.

Michael Neches, a registered associated person and an NFA associate member of the Sponsor since November 16, 2011. In this role, Mr. Neches’ responsibilities include day-to-day portfolio management of certain other series of the Trust. Mr. Neches serves as a Senior Portfolio Manager of PSA since December 2009; Associate Portfolio Manager from January 2007 through November 2009; and Portfolio Analysis from November 2004 through December 2006.

Jeffrey Ploshnick, a registered associated person and an NFA associate member of the Sponsor since April 12, 2011 and Senior Portfolio Manager of the Sponsor since April 12, 2011. In these roles, Mr. Ploshnick’s responsibilities include day-to-day portfolio management of the Funds and certain other series of the Trust. Mr. Ploshnick served as a Senior Portfolio Manager of PFA since May 2007 and Portfolio Manager from February 2001 to April 2007.

Ryan Dofflemeyer, a registered associated person, and an NFA associate Member of the Sponsor since October 26, 2010 and Portfolio Manager of the Sponsor since January 3, 2011. In these roles, Mr. Dofflemeyer’s responsibilities include day-to-day portfolio management of the VIX Funds. Mr. Dofflemeyer serves as a Portfolio Manager of PFA since August of 2007 and Portfolio Analyst since October of 2003 to August of 2007. Mr. Dofflemeyer also serves as Portfolio Manager for Horizon BetaPro Funds since May of 2008 and Portfolio Manager of PSA since March 2010. Mr. Dofflemeyer worked as a Research Assistant for the Investment Company Institute from September 2001 to August 2003.

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

Victor M. Frye, a listed principal of the Sponsor since December 2, 2008. Mr. Frye’s responsibilities include the review and approval of advertising material of the Sponsor. Mr. Frye has been employed by PFA since October 2002 as Counsel and Chief Compliance Officer.

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

The Sponsor receives or will receive a monthly Management Fee from each Fund, with the exception of each Matching VIX Fund, equal to 0.95% annually of the average daily net asset value per share at the end of each month. The Sponsor will receive a monthly Management Fee from each Matching VIX Fund equal to 0.85% annually of the average daily net asset value per share at the end of each month. During the first year of each Fund’s operations, the Sponsor will waive the Management Fee to the extent that such amounts cumulatively exceed the offering costs incurred by each Fund. For the year ended December 31, 2011, the following represents Management Fees earned by the Sponsor:

Fund
ProShares Ultra DJ-UBS Commodity	$156,105
ProShares UltraShort DJ-UBS Commodity	136,814
ProShares Ultra DJ-UBS Crude Oil	3,243,051
ProShares UltraShort DJ-UBS Crude Oil	1,228,633
ProShares Ultra DJ-UBS Natural Gas	1,454
ProShares UltraShort DJ-UBS Natural Gas	5,069
ProShares Ultra Gold	3,118,702
ProShares UltraShort Gold	1,092,472
ProShares Ultra Silver	8,372,487
ProShares UltraShort Silver	3,530,293
ProShares Ultra Euro	79,638
ProShares UltraShort Euro	6,179,382
ProShares Ultra Yen	41,443
ProShares UltraShort Yen	2,824,586
ProShares Ultra VIX Short-Term Futures ETF	4,264
ProShares VIX Short-Term Futures ETF	96,904
ProShares Short VIX Short-Term Futures ETF	5,916
ProShares VIX Mid-Term Futures ETF	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See “Item 11. Executive Compensation” in this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit Fees	$699,000	$606,500
Audit-Related Fees	—	—
Tax Fees	$3,402,000	$2,125,250
All Other Fees	—	—

Total	$4,101,000	$2,731,750

Audit fees for the year ended December 31, 2011 consist of fees paid to PwC for the audit of the Funds’ December 31, 2011 annual financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Audit fees for the year ended December 31, 2010 consist of fees paid to PwC for the audit of the Funds’ December 31, 2010 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Tax fees include certain tax compliance and reporting services provided by PwC to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free tax package support help line.

(5) The Sponsor approved all of the services provided by PwC described above. The Sponsor pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

(6) None of the hours expended on PwC’s engagement to audit each Fund’s financial statements for the years ended December 31, 2011 or 2010 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

ProShares Trust II

Financial Statements as of December 31, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders of ProShares Trust II:

In our opinion, the accompanying combined and individual statements of financial condition and the related combined and, with respect to the individual funds designated with (a), (d), and (e) in the listing below, individual statements of operations, of changes in shareholders’ equity and of cash flows, present fairly, in all material respects, the combined financial position of the ProShares Trust II as of December 31, 2011 and 2010, and the individual financial positions of each of the following fifty-three funds comprising the ProShares Trust II:

ProShares Ultra DJ-UBS Commodity (a)	ProShares Ultra Canadian Dollar (b)	ProShares UltraPro Short U.S. Dollar (b)
ProShares UltraShort DJ-UBS Commodity (a)	ProShares Short Canadian Dollar (b)	ProShares UltraPro Yen (b)
ProShares Ultra DJ-UBS Crude Oil (a)	ProShares UltraShort Canadian Dollar (b)	ProShares Ultra Yen (a)
ProShares UltraShort DJ-UBS Crude Oil (a)	ProShares UltraPro Short Canadian Dollar (b)	ProShares Short Yen (b)
ProShares Ultra DJ-UBS Natural Gas (e)	ProShares UltraPro Euro (b)	ProShares UltraShort Yen (a)
ProShares Short DJ-UBS Natural Gas (c)	ProShares Ultra Euro (a)	ProShares UltraPro Short Yen (b)
ProShares UltraShort DJ-UBS Natural Gas (e)	ProShares Short Euro (b)	ProShares Ultra VIX Short-Term Futures ETF (e)
ProShares Ultra Gold (a)	ProShares UltraShort Euro (a)	ProShares VIX Short-Term Futures ETF (d)
ProShares Short Gold (c)	ProShares UltraPro Short Euro (b)	ProShares Short VIX Short-Term Futures ETF (e)
ProShares UltraShort Gold (a)	ProShares UltraPro Swiss Franc (b)	ProShares UltraShort VIX Short-Term Futures ETF (b)
ProShares Ultra Silver (a)	ProShares Ultra Swiss Franc (b)	ProShares Ultra VIX Mid-Term Futures ETF (b)
ProShares UltraShort Silver (a)	ProShares Short Swiss Franc (b)	ProShares VIX Mid-Term Futures ETF (d)
ProShares UltraPro Australian Dollar (b)	ProShares UltraShort Swiss Franc (b)	ProShares Short VIX Mid-Term Futures ETF (b)
ProShares Ultra Australian Dollar (b)	ProShares UltraPro Short Swiss Franc (b)	ProShares UltraShort VIX Mid-Term Futures ETF (b)
ProShares Short Australian Dollar (b)	ProShares UltraPro U.S. Dollar (b)	ProShares Managed Futures Strategy (b)
ProShares UltraShort Australian Dollar (b)	ProShares Ultra U.S. Dollar (b)	ProShares Commodity Managed Futures Strategy (b)
ProShares UltraPro Short Australian Dollar (b)	ProShares Short U.S. Dollar (b)	ProShares Financial Managed Futures Strategy (b)
ProShares UltraPro Canadian Dollar (b)	ProShares UltraShort U.S. Dollar (b)
ProShares Trust II (“combined”) (a)

(a)	A Statement of Financial Condition is presented as of December 31, 2011 and 2010, and the results of operations and cash flows are presented for each of the three years in the period ended December 31, 2011.
(b)	Fund has not commenced operations and only a Statement of Financial Condition is presented as of December 31, 2011.
(c)	Fund has not commenced operations and only a Statement of Financial Condition is presented as of December 31, 2011 and 2010.
(d)	A Statement of Financial Condition is presented as of December 31, 2011 and 2010, and the results of operations and cash flows are presented for the year ended December 31, 2011.
(e)	A Statement of Financial Condition is presented as of December 31, 2011, and the results of operations and cash flows are presented for the period from April 5, 2011 through December 31, 2011.

(collectively, the “Trust”) as of December 31, 2011 and with respect to the individual funds designated with (a), (c), and (d) as of December 31, 2010, and the combined and, with respect to the individual funds designated with (a), (d), and (e), individual results of their operations, and their combined and, with respect to the individual funds designated with (a), (d), and (e), individual cash flows for the respective periods in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the combined Trust and each of the individual funds maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the combined Trust and each of the individual fund financial statements and on the combined Trust’s and each of the individual fund’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio

February 29, 2012

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$59,453	$17,743
Short-term U.S. government and agency obligations (Note 3) (cost $9,713,956 and $16,426,195, respectively)	9,713,685	16,426,651
Unrealized appreciation on swap agreements	—	1,755,750

Total assets	9,773,138	18,200,144

Liabilities and shareholders’ equity
Liabilities
Management fee payable	7,432	13,486
Unrealized depreciation on swap agreements	707,177	—

Total liabilities	714,609	13,486

Shareholders’ equity
Shareholders’ equity	9,058,529	18,186,658

Total liabilities and shareholders’ equity	$9,773,138	$18,200,144

Shares outstanding	350,014	500,014

Net asset value per share	$25.88	$36.37

Market value per share (Note 2)	$25.64	$36.27

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

	Principal Amount	Value
Short-term U.S. government and agency obligations
(107% of shareholders’ equity)
U.S. Treasury Bills:
0.020% due 01/12/12†	$772,000	$771,999
0.005% due 02/02/12†	1,475,000	1,474,995
0.002% due 02/09/12†	1,937,000	1,936,982
0.000% due 03/08/12†	2,115,000	2,114,928
0.003% due 04/05/12	3,285,000	3,284,797
0.011% due 05/10/12	130,000	129,984

Total short-term U.S. government and agency obligations (cost $9,713,956)		$9,713,685

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	01/06/12	$5,196,523	$(191,581)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	01/06/12	12,943,342	(515,596)

			$(707,177)

†	All or partial amount segregated as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

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

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Investment Income
Interest	$10,504	$21,655	$4,918

Expenses
Management fee	156,105	123,162	95,273
Offering costs	—	—	69,640

Total expenses	156,105	123,162	164,913

Net investment income (loss)	(145,601)	(101,507)	(159,995)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(2,051,498)	2,383,511	4,280,412
Short-term U.S. government and agency obligations	197	1,105	—

Net realized gain (loss)	(2,051,301)	2,384,616	4,280,412

Change in net unrealized appreciation/depreciation on
Swap agreements	(2,462,927)	577,782	993,385
Short-term U.S. government and agency obligations	(727)	1,624	(1,168)

Change in net unrealized appreciation/depreciation	(2,463,654)	579,406	992,217

Net realized and unrealized gain (loss)	(4,514,955)	2,964,022	5,272,629

Net income (loss)	$(4,660,556)	$2,862,515	$5,112,634

Net income (loss) per weighted-average share	$(9.75)	$5.83	$6.84

Weighted-average shares outstanding	478,096	491,384	747,000

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Shareholders’ equity, beginning of period	$18,186,658	$19,743,932	$3,325,011

Addition of shares (50,000, 400,000 and 1,200,000, respectively)	1,782,755	10,478,092	25,899,594
Redemption of shares (200,000, 600,000 and 650,000, respectively)	(6,250,328)	(14,897,881)	(14,593,307)

Net addition (redemption) of shares ((150,000), (200,000) and 550,000, respectively)	(4,467,573)	(4,419,789)	11,306,287

Net investment income (loss)	(145,601)	(101,507)	(159,995)
Net realized gain (loss)	(2,051,301)	2,384,616	4,280,412
Change in net unrealized appreciation/depreciation	(2,463,654)	579,406	992,217

Net income (loss)	(4,660,556)	2,862,515	5,112,634

Shareholders’ equity, end of period	$9,058,529	$18,186,658	$19,743,932

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flow from operating activities
Net income (loss)	$(4,660,556)	$2,862,515	$5,112,634
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	—	—	1,335,000
Net sale (purchase) of short-term U.S. government and agency obligations	6,712,239	2,078,025	(18,504,220)
Change in unrealized appreciation/depreciation on investments	2,463,654	(579,406)	(992,217)
Decrease (Increase) in receivable from Sponsor	—	—	33,411
Change in offering costs	—	—	69,640
Increase (Decrease) in management fee payable	(6,054)	(1,714)	15,200
Increase (Decrease) in accounts payable	—	—	(42,977)

Net cash provided by (used in) operating activities	4,509,283	4,359,420	(12,973,529)

Cash flow from financing activities
Proceeds from addition of shares	1,782,755	10,478,092	25,899,594
Payment on shares redeemed	(6,250,328)	(14,897,881)	(14,593,307)

Net cash provided by (used in) financing activities	(4,467,573)	(4,419,789)	11,306,287

Net increase (decrease) in cash	41,710	(60,369)	(1,667,242)
Cash, beginning of period	17,743	78,112	1,745,354

Cash, end of period	$59,453	$17,743	$78,112

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$9,060	$10,654
Short-term U.S. government and agency obligations (Note 3) (cost $8,534,904 and $1,594,783, respectively)	8,534,690	1,594,842
Unrealized appreciation on swap agreements	570,751	—

Total assets	9,114,501	1,605,496

Liabilities and shareholders’ equity
Liabilities
Management fee payable	7,355	1,273
Unrealized depreciation on swap agreements	—	164,150

Total liabilities	7,355	165,423

Shareholders’ equity
Shareholders’ equity	9,107,146	1,440,073

Total liabilities and shareholders’ equity	$9,114,501	$1,605,496

Shares outstanding	159,997	30,003

Net asset value per share (Note 1)	$56.92	$48.00

Market value per share (Note 1) (Note 2)	$56.19	$48.30

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

	Principal Amount	Value
Short-term U.S. government and agency obligations
(94% of shareholders’ equity)
U.S. Treasury Bills:
0.021% due 01/12/12	$413,000	$412,999
0.016% due 01/19/12	140,000	140,000
0.005% due 02/02/12	612,000	611,998
0.002% due 02/09/12†	4,803,000	4,802,956
0.002% due 04/05/12	791,000	790,951
0.011% due 05/10/12†	1,776,000	1,775,786

Total short-term U.S. government and agency obligations (cost $8,534,904)		$8,534,690

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	01/06/12	$(4,515,910)	$164,949
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	01/06/12	(13,710,640)	405,802

			$570,751

†	All or partial amount segregated as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

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

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Investment Income
Interest	$3,661	$3,775	$822

Expenses
Management fee	136,814	28,279	3,100
Offering costs	—	—	278,414
Limitation by Sponsor	—	—	(246,002)

Total expenses	136,814	28,279	35,512

Net investment income (loss)	(133,153)	(24,504)	(34,690)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(3,511,808)	(691,056)	(2,479,160)
Short-term U.S. government and agency obligations	1,755	29	—

Net realized gain (loss)	(3,510,053)	(691,027)	(2,479,160)

Change in net unrealized appreciation/depreciation on
Swap agreements	734,901	52,455	209,596
Short-term U.S. government and agency obligations	(273)	205	(146)

Change in net unrealized appreciation/depreciation	734,628	52,660	209,450

Net realized and unrealized gain (loss)	(2,775,425)	(638,367)	(2,269,710)

Net income (loss)	$(2,908,578)	$(662,871)	$(2,304,400)

Net income (loss) per weighted-average share (Note 1)	$(9.57)	$(16.89)	$(62.35)

Weighted-average shares outstanding (Note 1)	303,998	39,236	36,962

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Shareholders’ equity, beginning of period	$1,440,073	$2,924,426	$2,679,883

Addition of shares (1,780,000, 50,000 and 40,000, respectively) (Note 1)	84,549,839	3,976,994	4,145,511
Redemption of shares (1,650,006, 60,000 and 20,000, respectively) (Note 1)	(73,974,188)	(4,798,476)	(1,596,568)

Net addition (redemption) of shares (129,994, (10,000) and 20,000, respectively) (Note 1)	10,575,651	(821,482)	2,548,943

Net investment income (loss)	(133,153)	(24,504)	(34,690)
Net realized gain (loss)	(3,510,053)	(691,027)	(2,479,160)
Change in net unrealized appreciation/depreciation	734,628	52,660	209,450

Net income (loss)	(2,908,578)	(662,871)	(2,304,400)

Shareholders’ equity, end of period	$9,107,146	$1,440,073	$2,924,426

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flow from operating activities
Net income (loss)	$(2,908,578)	$(662,871)	$(2,304,400)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	—	485,000	915,000
Net sale (purchase) of short-term U.S. government and agency obligations	(6,940,121)	973,504	(2,568,287)
Change in unrealized appreciation/depreciation on investments	(734,628)	(52,660)	(209,450)
Decrease (Increase) in receivable from Sponsor	—	—	56,576
Change in offering costs	—	—	278,414
Increase (Decrease) in management fee payable	6,082	(1,220)	2,493
Increase (Decrease) in accounts payable	—	—	(208,046)

Net cash provided by (used in) operating activities	(10,577,245)	741,753	(4,037,700)

Cash flow from financing activities
Proceeds from addition of shares	84,549,839	3,976,994	4,145,511
Payment on shares redeemed	(73,974,188)	(4,798,476)	(1,596,568)

Net cash provided by (used in) financing activities	10,575,651	(821,482)	2,548,943

Net increase (decrease) in cash	(1,594)	(79,729)	(1,488,757)
Cash, beginning of period	10,654	90,383	1,579,140

Cash, end of period	$9,060	$10,654	$90,383

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$495,671	$905,158
Segregated cash balances with brokers for futures contracts	14,202,793	10,631,250
Short-term U.S. government and agency obligations (Note 3) (cost $246,926,093 and $244,384,335, respectively)	246,919,569	244,394,920
Unrealized appreciation on swap agreements	—	5,649,644
Receivable on open futures contracts	—	3,035,150

Total assets	261,618,033	264,616,122

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	36,266,723
Management fee payable	215,315	216,322
Unrealized depreciation on swap agreements	10,007,396	—

Total liabilities	10,222,711	36,483,045

Shareholders’ equity
Shareholders’ equity	251,395,322	228,133,077

Total liabilities and shareholders’ equity	$261,618,033	$264,616,122

Shares outstanding	6,149,170	4,562,504

Net asset value per share (Note 1)	$40.88	$50.00

Market value per share (Note 1) (Note 2)	$40.94	$49.98

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

	Principal Amount	Value
Short-term U.S. government and agency obligations
(98% of shareholders’ equity)
U.S. Treasury Bills:
0.000% due 02/09/12	$10,138,000	$10,137,907
0.003% due 02/16/12	182,000	181,998
0.000% due 03/01/12	25,000,000	24,999,435
0.001% due 03/08/12†	65,520,000	65,517,779
0.002% due 03/15/12†	28,283,000	28,281,931
0.004% due 03/22/12†	50,862,000	50,859,879
0.003% due 04/05/12	33,042,000	33,039,954
0.010% due 04/12/12†	31,300,000	31,300,000
0.011% due 05/10/12†	2,601,000	2,600,686

Total short-term U.S. government and agency obligations (cost $246,926,093)		$246,919,569

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2012	2,226	$220,374,000	$(1,365,330)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	01/06/12	$87,399,278	$(3,467,478)
Swap agreement with Societe Generale S.A. based on Dow Jones-UBS Crude Oil Sub-Index	01/06/12	52,229,440	(1,831,552)
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	01/06/12	142,861,248	(4,708,366)

			$(10,007,396)

†	All or partial amount segregated as collateral for swap agreements.
††	Cash collateral in the amount of $14,202,793 was pledged to cover margin requirements for open futures contracts as of December 31, 2011.
^	The positions and counterparties herein are as of December 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

	Principal Amount	Value
Short-term U.S. government and agency obligations
(107% of shareholders’ equity)
U.S. Treasury Bills:
0.110% due 01/06/11	$11,831,000	$11,830,991
0.122% due 01/13/11	29,760,000	29,759,780
0.135% due 01/20/11†	70,539,000	70,537,730
0.135% due 01/27/11†	67,148,000	67,145,811
0.110% due 02/03/11	1,938,000	1,937,863
0.121% due 02/10/11†	22,408,000	22,405,918
0.110% due 02/17/11	16,918,000	16,915,721
0.110% due 02/24/11	22,775,000	22,771,424
0.130% due 03/31/11	1,090,000	1,089,682

Total short-term U.S. government and agency obligations (cost $244,384,335)		$244,394,920

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2011	2,100	$193,662,000	$5,412,760

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	01/06/11	$128,304,283	$2,527,855
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	01/06/11	134,272,508	3,121,789

			$5,649,644

†	All or partial amount segregated as collateral for swap agreements.
††	Cash collateral in the amount of $10,631,250 was pledged to cover margin requirements for open futures contracts as of December 31, 2010.
^	The positions and counterparties herein are as of December 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Investment Income
Interest	$159,287	$452,166	$110,254

Expenses
Management fee	3,243,051	3,172,821	2,460,980
Brokerage commissions	102,605	146,782	255,521
Offering costs	—	—	139,226

Total expenses	3,345,656	3,319,603	2,855,727

Net investment income (loss)	(3,186,369)	(2,867,437)	(2,745,473)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	36,556,166	60,942,921	42,952,627
Swap agreements	73,825,809	90,323,497	57,831,434
Short-term U.S. government and agency obligations	14,119	58,758	—

Net realized gain (loss)	110,396,094	151,325,176	100,784,061

Change in net unrealized appreciation/depreciation on
Futures contracts	(6,778,090)	(11,465,040)	4,199,400
Swap agreements	(15,657,040)	(15,479,432)	21,129,076
Short-term U.S. government and agency obligations	(17,109)	28,842	(18,257)

Change in net unrealized appreciation/depreciation	(22,452,239)	(26,915,630)	25,310,219

Net realized and unrealized gain (loss)	87,943,855	124,409,546	126,094,280

Net income (loss)	$84,757,486	$121,542,109	$123,348,807

Net income (loss) per weighted-average share (Note 1)	$10.13	$15.18	$18.40

Weighted-average shares outstanding (Note 1)	8,370,067	8,007,606	6,703,668

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Shareholders’ equity, beginning of period	$228,133,077	$323,819,670	$99,772,943

Addition of shares (29,625,000, 29,262,500 and 31,787,500, respectively) (Note 1)	1,173,453,517	1,162,325,334	1,254,758,064
Redemption of shares (28,038,334, 31,112,500 and 27,062,500, respectively) (Note 1)	(1,234,948,758)	(1,379,554,036)	(1,154,060,144)

Net addition (redemption) of shares (1,586,666, (1,850,000) and 4,725,000, respectively) (Note 1)	(61,495,241)	(217,228,702)	100,697,920

Net investment income (loss)	(3,186,369)	(2,867,437)	(2,745,473)
Net realized gain (loss)	110,396,094	151,325,176	100,784,061
Change in net unrealized appreciation/depreciation	(22,452,239)	(26,915,630)	25,310,219

Net income (loss)	84,757,486	121,542,109	123,348,807

Shareholders’ equity, end of period	$251,395,322	$228,133,077	$323,819,670

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flow from operating activities
Net income (loss)	$84,757,486	$121,542,109	$123,348,807
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(3,571,543)	2,943,675	23,850,113
Net sale (purchase) of short-term U.S. government and agency obligations	(2,541,758)	78,659,989	(323,044,324)
Change in unrealized appreciation/depreciation on investments	15,674,149	15,450,590	(21,110,819)
Decrease (Increase) in receivable on futures contracts	3,035,150	(1,568,706)	19,061,294
Decrease (Increase) in receivable from Sponsor	—	—	16,192
Change in offering costs	—	—	139,226
Increase (Decrease) in management fee payable	(1,007)	(45,882)	262,204
Increase (Decrease) in accounts payable	—	—	(97,742)

Net cash provided by (used in) operating activities	97,352,477	216,981,775	(177,575,049)

Cash flow from financing activities
Proceeds from addition of shares	1,173,453,517	1,162,325,334	1,263,568,408
Payment on shares redeemed	(1,271,215,481)	(1,378,482,887)	(1,126,253,543)

Net cash provided by (used in) financing activities	(97,761,964)	(216,157,553)	137,314,865

Net increase (decrease) in cash	(409,487)	824,222	(40,260,184)
Cash, beginning of period	905,158	80,936	40,341,120

Cash, end of period	$495,671	$905,158	$80,936

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$265,258	$4,007,347
Segregated cash balances with brokers for futures contracts	9,078,683	4,252,500
Short-term U.S. government and agency obligations (Note 3) (cost $131,936,844 and $135,631,915, respectively)	131,934,193	135,637,192
Unrealized appreciation on swap agreements	2,645,240	—
Receivable on open futures contracts	576,597	—

Total assets	144,499,971	143,897,039

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,313,753
Payable on open futures contracts	—	1,140,144
Management fee payable	110,078	117,277
Unrealized depreciation on swap agreements	—	4,111,608

Total liabilities	110,078	11,682,782

Shareholders’ equity
Shareholders’ equity	144,389,893	132,214,257

Total liabilities and shareholders’ equity	$144,499,971	$143,897,039

Shares outstanding	3,719,944	2,600,003

Net asset value per share (Note 1)	$38.82	$50.85

Market value per share (Note 1) (Note 2)	$38.69	$50.85

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.021% due 01/12/12	$9,408,000	$9,407,992
0.016% due 01/19/12	5,172,000	5,171,991
0.016% due 01/26/12	6,095,000	6,094,983
0.005% due 02/02/12†	23,199,000	23,198,914
0.000% due 02/09/12†	15,591,000	15,590,857
0.006% due 02/16/12†	11,374,000	11,373,874
0.016% due 02/23/12†	8,425,000	8,424,890
(0.005)% due 03/15/12	1,440,000	1,439,946
0.002% due 03/22/12	21,204,000	21,203,116
0.003% due 04/05/12	21,320,000	21,318,680
0.011% due 05/10/12†	8,710,000	8,708,950

Total short-term U.S. government and agency obligations (cost $131,936,844)		$131,934,193

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2012	1,257	$124,443,000	$247,040

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	01/06/12	$(52,221,393)	$(253,277)
Swap agreement with Societe Generale S.A. based on Dow Jones- UBS Crude Oil Sub-Index	01/06/12	(90,137,702)	2,596,598
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	01/06/12	(22,019,770)	301,919

			$2,645,240

†	All or partial amount segregated as collateral for swap agreements.
††	Cash collateral in the amount of $9,078,683 was pledged to cover margin requirements for open futures contracts as of December 31, 2011.
^	The positions and counterparties herein are as of December 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
U.S. Treasury Bills:
0.106% due 01/06/11†	$3,629,000	$3,628,997
0.120% due 01/13/11†	9,907,000	9,906,927
0.135% due 01/20/11†	24,123,000	24,122,566
0.107% due 01/27/11†	6,935,000	6,934,774
0.121% due 02/03/11	52,646,000	52,642,283
0.120% due 02/10/11†	26,266,000	26,263,560
0.110% due 02/17/11	9,026,000	9,024,784
0.105% due 02/24/11	1,557,000	1,556,756
0.130% due 03/31/11	1,557,000	1,556,545

Total short-term U.S. government and agency obligations (cost $135,631,915)		$135,637,192

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2011	840	$77,464,800	$(2,384,420)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	01/06/11	$(75,087,435)	$(1,581,960)
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	01/06/11	(111,898,000)	(2,529,648)

			$(4,111,608)

†	All or partial amount segregated as collateral for swap agreements.
††	Cash collateral in the amount of $4,252,500 was pledged to cover margin requirements for open futures contracts as of December 31, 2010.
^	The positions and counterparties herein are as of December 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Investment Income
Interest	$70,449	$115,372	$24,406

Expenses
Management fee	1,228,633	842,206	442,423
Brokerage commissions	53,551	57,316	88,885
Offering costs	—	—	278,414

Total expenses	1,282,184	899,522	809,722

Net investment income (loss)	(1,211,735)	(784,150)	(785,316)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	11,024,364	2,313,487	(2,665,630)
Swap agreements	15,696,502	12,707,736	(13,102,965)
Short-term U.S. government and agency obligations	11,832	9,796	—

Net realized gain (loss)	26,732,698	15,031,019	(15,768,595)

Change in net unrealized appreciation/depreciation on
Futures contracts	2,631,460	679,480	486,690
Swap agreements	6,756,848	(3,129,119)	(982,489)
Short-term U.S. government and agency obligations	(7,928)	8,928	(3,651)

Change in net unrealized appreciation/depreciation	9,380,380	(2,440,711)	(499,450)

Net realized and unrealized gain (loss)	36,113,078	12,590,308	(16,268,045)

Net income (loss)	$34,901,343	$11,806,158	$(17,053,361)

Net income (loss) per weighted-average share (Note 1)	$12.25	$8.49	$(19.53)

Weighted-average shares outstanding (Note 1)	2,849,379	1,390,578	873,318

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Shareholders’ equity, beginning of period	$132,214,257	$76,656,626	$14,502,399

Addition of shares (12,530,000, 9,150,000 and 4,400,000, respectively) (Note 1)	544,053,277	569,014,790	469,708,747
Redemption of shares (11,410,059, 7,670,000 and 3,380,000, respectively) (Note 1)	(566,778,984)	(525,263,317)	(390,501,159)

Net addition (redemption) of shares (1,119,941, 1,480,000 and 1,020,000, respectively) (Note 1)	(22,725,707)	43,751,473	79,207,588

Net investment income (loss)	(1,211,735)	(784,150)	(785,316)
Net realized gain (loss)	26,732,698	15,031,019	(15,768,595)
Change in net unrealized appreciation/depreciation	9,380,380	(2,440,711)	(499,450)

Net income (loss)	34,901,343	11,806,158	(17,053,361)

Shareholders’ equity, end of period	$144,389,893	$132,214,257	$76,656,626

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flow from operating activities
Net income (loss)	$34,901,343	$11,806,158	$(17,053,361)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(4,826,183)	(89,775)	1,286,550
Net sale (purchase) of short-term U.S. government and agency obligations	3,695,071	(69,132,956)	(66,498,959)
Change in unrealized appreciation/depreciation on investments	(6,748,920)	3,120,191	986,140
Decrease (Increase) in receivable on futures contracts	(576,597)	—	—
Decrease (Increase) in receivable from Sponsor	—	—	53,143
Change in offering costs	—	—	278,414
Increase (Decrease) in management fee payable	(7,199)	49,073	68,204
Increase (Decrease) in payable on futures contracts	(1,140,144)	(130,925)	(2,994,829)
Increase (Decrease) in accounts payable	—	—	(208,046)

Net cash provided by (used in) operating activities	25,297,371	(54,378,234)	(84,082,744)

Cash flow from financing activities
Proceeds from addition of shares	544,053,277	577,259,736	468,733,659
Payment on shares redeemed	(573,092,737)	(518,949,564)	(392,500,720)

Net cash provided by (used in) financing activities	(29,039,460)	58,310,172	76,232,939

Net increase (decrease) in cash	(3,742,089)	3,931,938	(7,849,805)
Cash, beginning of period	4,007,347	75,409	7,925,214

Cash, end of period	$265,258	$4,007,347	$75,409

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$3,361,868
Segregated cash balances with brokers for futures contracts	725,409
Offering costs (Note 5)	20,150

Total assets	4,107,427

Liabilities and shareholders’ equity
Liabilities
Management fee payable	1,454
Payable for offering costs	26,624

Total liabilities	28,078

Shareholders’ equity
Shareholders’ equity	4,079,349

Total liabilities and shareholders’ equity	$4,107,427

Shares outstanding	200,010

Net asset value per share	$20.40

Market value per share (Note 2)	$20.27

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires March 2012	271	$8,173,360	$(825,510)

††	Cash collateral in the amount of $725,409 was pledged to cover margin requirements for open futures contracts as of December 31, 2011.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

April 5, 2011 (Inception) through December 31, 2011
Investment Income
Interest	$—

Expenses
Management fee	1,454
Brokerage commissions	2,531
Offering costs	6,474

Total expenses	10,459

Net investment income (loss)	(10,459)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,481,685)
Short-term U.S. government and agency obligations	(134)

Net realized gain (loss)	(1,481,819)

Change in net unrealized appreciation/depreciation on
Futures contracts	(825,510)

Change in net unrealized appreciation/depreciation	(825,510)

Net realized and unrealized gain (loss)	(2,307,329)

Net income (loss)	$(2,317,788)

Net income (loss) per weighted-average share	$(20.19)

Weighted-average shares outstanding	114,783

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

April 5, 2011 (Inception) through December 31, 2011
Shareholders’ equity, beginning of period	$—

Addition of 200,010 shares	6,397,137

Net investment income (loss)	(10,459)
Net realized gain (loss)	(1,481,819)
Change in net unrealized appreciation/depreciation	(825,510)

Net income (loss)	(2,317,788)

Shareholders’ equity, end of period	$4,079,349

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

April 5, 2011 (Inception) through December 31, 2011

Cash flow from operating activities
Net income (loss)	$(2,317,788)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(725,409)
Change in offering costs	(20,150)
Increase (Decrease) in management fee payable	1,454
Increase (Decrease) in payable for offering costs	26,624

Net cash provided by (used in) operating activities	(3,035,269)

Cash flow from financing activities
Proceeds from addition of shares	6,397,137

Net increase (decrease) in cash	3,361,868
Cash, beginning of period	—

Cash, end of period	$3,361,868

See accompanying notes to financial statements.

PROSHARES SHORT DJ-UBS NATURAL GAS*

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$200	$200
Offering costs (Note 5)	29,090	—

Total assets	29,290	200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	29,090	—

Total liabilities	29,090	—

Shareholders’ equity
Shareholders’ equity	200	200

Total liabilities and shareholders’ equity	$29,290	$200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$2,969,266
Segregated cash balances with brokers for futures contracts	1,439,775
Short-term U.S. government and agency obligations (Note 3) (cost $2,621,895)	2,621,684
Receivable on open futures contracts	123,128
Offering costs (Note 5)	20,150

Total assets	7,174,003

Liabilities and shareholders’ equity
Liabilities
Management fee payable	5,069
Payable for offering costs	26,624

Total liabilities	31,693

Shareholders’ equity
Shareholders’ equity	7,142,310

Total liabilities and shareholders’ equity	$7,174,003

Shares outstanding	100,010

Net asset value per share	$71.42

Market value per share (Note 2)	$71.88

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

	Principal Amount	Value
Short-term U.S. government and agency obligations
(37% of shareholders’ equity)
U.S. Treasury Bills:
0.011% due 05/10/12	$2,622,000	$2,621,684

Total short-term U.S. government and agency obligations (cost $2,621,895)		$2,621,684

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires March 2012	474	$14,295,840	$1,381,010

††	Cash collateral in the amount of $1,439,775 was pledged to cover margin requirements for open futures contracts as of December 31, 2011.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

April 5, 2011 (Inception) through December 31, 2011
Investment Income
Interest	$13

Expenses
Management fee	5,069
Brokerage commissions	4,082
Offering costs	6,474

Total expenses	15,625

Net investment income (loss)	(15,612)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,776,461
Short-term U.S. government and agency obligations	(138)

Net realized gain (loss)	1,776,323

Change in net unrealized appreciation/depreciation on
Futures contracts	1,381,010
Short-term U.S. government and agency obligations	(211)

Change in net unrealized appreciation/depreciation	1,380,799

Net realized and unrealized gain (loss)	3,157,122

Net income (loss)	$3,141,510

Net income (loss) per weighted-average share	$31.41

Weighted-average shares outstanding	100,010

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

April 5, 2011 (Inception) through December 31, 2011
Shareholders’ equity, beginning of period	$—

Addition of 100,010 shares	4,000,800

Net investment income (loss)	(15,612)
Net realized gain (loss)	1,776,323
Change in net unrealized appreciation/depreciation	1,380,799

Net income (loss)	3,141,510

Shareholders’ equity, end of period	$7,142,310

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

April 5, 2011 (Inception) through December 31, 2011

Cash flow from operating activities
Net income (loss)	$3,141,510
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(1,439,775)
Net sale (purchase) of short-term U.S. government and agency obligations	(2,621,895)
Change in unrealized appreciation/depreciation on investments	211
Decrease (Increase) in receivable on futures contracts	(123,128)
Change in offering costs	(20,150)
Increase (Decrease) in management fee payable	5,069
Increase (Decrease) in payable for offering costs	26,624

Net cash provided by (used in) operating activities	(1,031,534)

Cash flow from financing activities
Proceeds from addition of shares	4,000,800

Net increase (decrease) in cash	2,969,266
Cash, beginning of period	—

Cash, end of period	$2,969,266

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$400,533	$1,262,424
Segregated cash balances with brokers for futures contracts	22,950	467,775
Short-term U.S. government and agency obligations (Note 3) (cost $399,322,327 and $249,242,580, respectively)	399,317,740	249,250,657
Unrealized appreciation on forward agreements	—	8,724,587
Receivable from capital shares sold	7,796,997	—
Receivable on open futures contracts	540	60,830

Total assets	407,538,760	259,766,273

Liabilities and shareholders’ equity
Liabilities
Management fee payable	303,120	204,198
Unrealized depreciation on forward agreements	80,836,280	—

Total liabilities	81,139,400	204,198

Shareholders’ equity
Shareholders’ equity	326,399,360	259,562,075

Total liabilities and shareholders’ equity	$407,538,760	$259,766,273

Shares outstanding	4,300,014	3,750,014

Net asset value per share	$75.91	$69.22

Market value per share (Note 2)	$79.01	$70.72

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

	Principal Amount	Value
Short-term U.S. government and agency obligations
(122% of shareholders’ equity)
U.S. Treasury Bills:
0.021% due 01/12/12	$20,709,000	$20,708,983
0.016% due 01/19/12†	39,270,000	39,269,933
0.016% due 01/26/12	26,463,000	26,462,929
0.005% due 02/02/12	31,328,000	31,327,884
0.001% due 02/09/12†	46,596,000	46,595,571
0.003% due 02/16/12†	50,000,000	49,999,445
0.000% due 03/01/12†	20,000,000	19,999,548
0.002% due 03/08/12†	20,000,000	19,999,322
0.000% due 03/15/12†	16,433,000	16,432,379
0.005% due 03/22/12†	81,232,000	81,228,613
0.002% due 04/05/12	2,353,000	2,352,854
0.010% due 04/12/12†	30,671,000	30,671,000
0.011% due 05/10/12†	14,271,000	14,269,279

Total short-term U.S. government and agency obligations (cost $399,322,327)		$399,317,740

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires February 2012	2	$313,360	$(41,660)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	01/06/12	$122,620	$187,753,292	$(23,233,998)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	01/06/12	13,600	20,824,025	(2,297,693)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	01/06/12	289,900	443,889,082	(55,304,589)

				$(80,836,280)

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $22,950 was pledged to cover margin requirements for open futures contracts as of December 31, 2011.
^	The positions and counterparties herein are as of December 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

	Principal Amount	Value
Short-term U.S. government and agency obligations
(96% of shareholders’ equity)
U.S. Treasury Bills:
0.110% due 01/06/11	$8,000	$8,000
0.115% due 01/13/11†	47,146,000	47,145,651
0.133% due 01/20/11†	53,152,000	53,151,043
0.134% due 01/27/11†	27,987,000	27,986,088
0.115% due 02/03/11	2,764,000	2,763,805
0.120% due 02/10/11†	22,359,000	22,356,923
0.110% due 02/17/11†	32,364,000	32,359,640
0.108% due 02/24/11	44,791,000	44,783,968
0.130% due 03/31/11	18,701,000	18,695,539

Total short-term U.S. government and agency obligations (cost $249,242,580)		$249,250,657

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires February 2011	77	$10,944,780	$305,980

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	01/06/11	$65,620	$92,235,472	$1,668,106
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	01/06/11	296,500	416,760,400	7,056,481

				$8,724,587

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $467,775 was pledged to cover margin requirements for open futures contracts as of December 31, 2010.
^	The positions and counterparties herein are as of December 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Investment Income
Interest	$146,143	$271,540	$55,592

Expenses
Management fee	3,118,702	1,863,659	1,014,224
Brokerage commissions	2,927	3,806	4,213
Offering costs	—	—	284,355

Total expenses	3,121,629	1,867,465	1,302,792

Net investment income (loss)	(2,975,486)	(1,595,925)	(1,247,200)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,874,338	1,766,498	1,905,831
Forward agreements	98,213,726	74,670,736	38,020,273
Short-term U.S. government and agency obligations	2,234	7,467	—

Net realized gain (loss)	100,090,298	76,444,701	39,926,104

Change in net unrealized appreciation/depreciation on
Futures contracts	(347,640)	500,180	(233,970)
Forward agreements	(89,560,867)	13,958,847	(4,648,006)
Short-term U.S. government and agency obligations	(12,664)	10,998	(2,921)

Change in net unrealized appreciation/depreciation	(89,921,171)	14,470,025	(4,884,897)

Net realized and unrealized gain (loss)	10,169,127	90,914,726	35,041,207

Net income (loss)	$7,193,641	$89,318,801	$33,794,007

Net income (loss) per weighted-average share	$1.87	$24.67	$9.17

Weighted-average shares outstanding	3,852,480	3,620,973	3,686,863

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Shareholders’ equity, beginning of period	$259,562,075	$156,476,709	$27,736,722

Addition of shares (1,350,000, 1,800,000 and 5,250,000, respectively)	128,281,626	93,908,829	193,756,011
Redemption of shares (800,000, 1,600,000 and 2,600,000, respectively)	(68,637,982)	(80,142,264)	(98,810,031)

Net addition (redemption) of shares (550,000, 200,000 and 2,650,000, respectively)	59,643,644	13,766,565	94,945,980

Net investment income (loss)	(2,975,486)	(1,595,925)	(1,247,200)
Net realized gain (loss)	100,090,298	76,444,701	39,926,104
Change in net unrealized appreciation/depreciation	(89,921,171)	14,470,025	(4,884,897)

Net income (loss)	7,193,641	89,318,801	33,794,007

Shareholders’ equity, end of period	$326,399,360	$259,562,075	$156,476,709

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flow from operating activities
Net income (loss)	$7,193,641	$89,318,801	$33,794,007
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	444,825	13,062	(377,871)
Net sale (purchase) of short-term U.S. government and agency obligations	(150,079,747)	(81,153,989)	(168,088,591)
Change in unrealized appreciation/depreciation on investments	89,573,531	(13,969,845)	4,650,927
Decrease (Increase) in receivable on futures contracts	60,290	(27,900)	(30,045)
Decrease (Increase) in receivable from Sponsor	—	—	43,098
Change in offering costs	—	—	284,355
Increase (Decrease) in management fee payable	98,922	54,319	149,879
Increase (Decrease) in accounts payable	—	—	(208,045)

Net cash provided by (used in) operating activities	(52,708,538)	(5,765,552)	(129,782,286)

Cash flow from financing activities
Proceeds from addition of shares	120,484,629	93,908,829	198,417,932
Payment on shares redeemed	(68,637,982)	(86,977,321)	(91,974,974)

Net cash provided by (used in) financing activities	51,846,647	6,931,508	106,442,958

Net increase (decrease) in cash	(861,891)	1,165,956	(23,339,328)
Cash, beginning of period	1,262,424	96,468	23,435,796

Cash, end of period	$400,533	$1,262,424	$96,468

See accompanying notes to financial statements.

PROSHARES SHORT GOLD*

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$200	$200
Offering costs (Note 5)	12,424	—

Total assets	12,624	200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	12,424	—

Total liabilities	12,424	—

Shareholders’ equity
Shareholders’ equity	200	200

Total liabilities and shareholders’ equity	$12,624	$200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$330,841	$404,683
Segregated cash balances with brokers for futures contracts	17,770	364,500
Short-term U.S. government and agency obligations (Note 3) (cost $164,677,030 and $80,111,190, respectively)	164,673,175	80,114,447
Unrealized appreciation on forward agreements	33,401,358	—

Total assets	198,423,144	80,883,630

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	94,800
Management fee payable	124,573	64,932
Unrealized depreciation on forward agreements	—	2,991,391

Total liabilities	124,573	3,151,123

Shareholders’ equity
Shareholders’ equity	198,298,571	77,732,507

Total liabilities and shareholders’ equity	$198,423,144	$80,883,630

Shares outstanding	9,589,901	2,739,901

Net asset value per share (Note 1)	$20.68	$28.37

Market value per share (Note 1) (Note 2)	$19.81	$27.80

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills:
0.016% due 01/26/12	$9,321,000	$9,320,975
0.005% due 02/02/12	17,200,000	17,199,936
0.001% due 02/09/12	28,671,000	28,670,736
0.016% due 02/23/12	6,989,000	6,988,908
0.000% due 03/01/12	12,000,000	11,999,729
0.001% due 03/08/12†	22,699,000	22,698,231
0.000% due 03/15/12†	14,734,000	14,733,443
0.003% due 03/22/12†	37,957,000	37,955,417
0.003% due 04/05/12	10,597,000	10,596,344
0.011% due 05/10/12†	4,510,000	4,509,456

Total short-term U.S. government and agency obligations (cost $164,677,030)		$164,673,175

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires February 2012	2	$313,360	$41,800

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	01/06/12	$(41,898)	$(64,153,380)	$3,763,637
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	01/06/12	(21,000)	(32,154,744)	1,668,871
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	01/06/12	(195,950)	(300,034,721)	27,968,850

				$33,401,358

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $17,770 was pledged to cover margin requirements for open futures contracts as of December 31, 2011.
^	The positions and counterparties herein are as of December 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
U.S. Treasury Bills:
0.110% due 01/06/11	$2,000	$2,000
0.114% due 01/13/11	6,655,000	6,654,951
0.157% due 01/20/11†	30,149,000	30,148,457
0.137% due 01/27/11†	10,249,000	10,248,666
0.115% due 02/03/11†	1,860,000	1,859,869
0.121% due 02/10/11	365,000	364,966
0.111% due 02/17/11†	25,860,000	25,856,517
0.108% due 02/24/11	3,525,000	3,524,446
0.130% due 03/31/11	1,455,000	1,454,575

Total short-term U.S. government and agency obligations (cost $80,111,190)		$80,114,447

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires February 2011	60	$8,528,400	$(292,750)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	01/06/11	$(27,798)	$(39,072,869)	$(685,426)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	01/06/11	(76,400)	(107,387,840)	(2,305,965)

				$(2,991,391)

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $364,500 was pledged to cover margin requirements for open futures contracts as of December 31, 2010.
^	The positions and counterparties herein are as of December 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Investment Income
Interest	$51,785	$103,561	$16,787

Expenses
Management fee	1,092,472	693,428	131,683
Brokerage commissions	2,512	3,103	3,532
Offering costs	—	—	284,355

Total expenses	1,094,984	696,531	419,570

Net investment income (loss)	(1,043,199)	(592,970)	(402,783)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(813,845)	(847,406)	(640,078)
Forward agreements	(44,365,616)	(36,923,353)	(18,989,796)
Short-term U.S. government and agency obligations	1,157	3,292	—

Net realized gain (loss)	(45,178,304)	(37,767,467)	(19,629,874)

Change in net unrealized appreciation/depreciation on
Futures contracts	334,550	(331,890)	61,830
Forward agreements	36,392,749	(5,135,453)	2,057,405
Short-term U.S. government and agency obligations	(7,112)	5,448	(2,191)

Change in net unrealized appreciation/depreciation	36,720,187	(5,461,895)	2,117,044

Net realized and unrealized gain (loss)	(8,458,117)	(43,229,362)	(17,512,830)

Net income (loss)	$(9,501,316)	$(43,822,332)	$(17,915,613)

Net income (loss) per weighted-average share (Note 1)	$(1.68)	$(23.09)	$(27.57)

Weighted-average shares outstanding (Note 1)	5,663,189	1,897,740	649,811

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CHANGES IN SHARESHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Shareholders’ equity, beginning of period	$77,732,507	$67,602,811	$3,875,093

Addition of shares (10,100,000, 2,100,000 and 1,970,000, respectively) (Note 1)	196,587,378	82,715,498	134,255,857
Redemption of shares (3,250,000, 650,102 and 720,000, respectively) (Note 1)	(66,519,998)	(28,763,470)	(52,612,526)

Net addition (redemption) of shares (6,850,000, 1,449,898 and 1, 250, 000, respectively) (Note 1)	130,067,380	53,952,028	81,643,331

Net investment income (loss)	(1,043,199)	(592,970)	(402,783)
Net realized gain (loss)	(45,178,304)	(37,767,467)	(19,629,874)
Change in net unrealized appreciation/depreciation	36,720,187	(5,461,895)	2,117,044

Net income (loss)	(9,501,316)	(43,822,332)	(17,915,613)

Shareholders’ equity, end of period	$198,298,571	$77,732,507	$67,602,811

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flow from operating activities
Net income (loss)	$(9,501,316)	$(43,822,332)	$(17,915,613)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for forward agreements	—	—	540,000
Decrease (Increase) in segregated cash balances with brokers for futures contracts	346,730	(223,584)	(113,167)
Net sale (purchase) of short-term U.S. government and agency obligations	(84,565,840)	(13,798,235)	(66,312,955)
Change in unrealized appreciation/depreciation on investments	(36,385,637)	5,130,005	(2,055,214)
Decrease (Increase) in receivable from Sponsor	—	—	51,088
Change in offering costs	—	—	284,355
Increase (Decrease) in management fee payable	59,641	10,966	53,966
Increase (Decrease) in payable on futures contracts	(94,800)	94,800	(10,931)
Increase (Decrease) in accounts payable	—	—	(208,046)

Net cash provided by (used in) operating activities	(130,141,222)	(52,608,380)	(85,686,517)

Cash flow from financing activities
Proceeds from addition of shares	196,587,378	82,715,498	134,255,857
Payment on shares redeemed	(66,519,998)	(29,778,225)	(51,597,771)

Net cash provided by (used in) financing activities	130,067,380	52,937,273	82,658,086

Net increase (decrease) in cash	(73,842)	328,893	(3,028,431)
Cash, beginning of period	404,683	75,790	3,104,221

Cash, end of period	$330,841	$404,683	$75,790

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$772,442	$2,505,032
Segregated cash balances with brokers for futures contracts	49,950	2,395,913
Short-term U.S. government and agency obligations (Note 3) (cost $771,936,564 and $495,898,270, respectively)	771,925,669	495,915,529
Unrealized appreciation on forward agreements	—	46,191,568
Receivable from capital shares sold	13,966,567	—
Receivable on open futures contracts	6,000	391,421

Total assets	786,720,628	547,399,463

Liabilities and shareholders’ equity
Liabilities
Management fee payable	569,435	395,544
Unrealized depreciation on forward agreements	179,326,773	—

Total liabilities	179,896,208	395,544

Shareholders’ equity
Shareholders’ equity	606,824,420	547,003,919

Total liabilities and shareholders’ equity	$786,720,628	$547,399,463

Shares outstanding	14,050,028	7,000,028

Net asset value per share (Note 1)	$43.19	$78.14

Market value per share (Note 1) (Note 2)	$41.65	$79.30

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

	Principal Amount	Value
Short-term U.S. government and agency obligations
(127% of shareholders’ equity)
U.S. Treasury Bills:
0.021% due 01/12/12	$4,962,000	$4,961,996
0.011% due 01/19/12	41,103,000	41,102,930
0.016% due 01/26/12	103,409,000	103,408,721
0.003% due 02/02/12†	45,670,000	45,669,831
0.000% due 02/09/12†	31,909,000	31,908,707
0.003% due 02/16/12	20,613,000	20,612,771
0.016% due 02/23/12†	62,392,000	62,391,183
0.000% due 03/01/12†	50,000,000	49,998,870
0.003% due 03/08/12†	50,000,000	49,998,305
(0.001)% due 03/15/12†	87,691,000	87,687,685
0.004% due 03/22/12†	184,845,000	184,837,292
0.000% due 04/05/12	7,080,000	7,079,562
0.010% due 04/12/12†	64,164,000	64,164,000
0.011% due 05/10/12†	18,106,000	18,103,816

Total short-term U.S. government and agency obligations (cost $771,936,564)		$771,925,669

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2012	2	$279,150	$(60,850)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	01/06/12	$9,383,800	$264,444,868	$(31,071,813)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	01/06/12	1,005,000	28,321,905	(25,647)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	01/06/12	32,671,000	920,701,451	(148,229,313)

				$(179,326,773)

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $49,950 was pledged to cover margin requirements for open futures contracts as of December 31, 2011.
^	The positions and counterparties herein are as of December 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.106% due 01/06/11†	$1,713,000	$1,712,999
0.111% due 01/13/11†	120,905,000	120,904,105
0.119% due 01/20/11†	98,760,000	98,758,222
0.135% due 01/27/11†	59,599,000	59,597,057
0.120% due 02/03/11	26,914,000	26,912,100
0.120% due 02/10/11†	75,577,000	75,569,979
0.110% due 02/17/11†	6,506,000	6,505,124
0.108% due 02/24/11	80,653,000	80,640,337
0.130% due 03/31/11	25,323,000	25,315,606

Total short-term U.S. government and agency obligations (cost $495,898,270)		$495,915,529

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2011	229	$35,422,865	$3,056,220

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	01/06/11	$8,095,800	$247,992,165	$10,761,350
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	01/06/11	26,454,000	810,344,219	35,430,218

				$46,191,568

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $2,395,913 was pledged to cover margin requirements for open futures contracts as of December 31, 2010.
^	The positions and counterparties herein are as of December 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Investment Income
Interest	$423,786	$310,024	$28,466

Expenses
Management fee	8,372,487	2,027,722	710,900
Brokerage commissions	7,511	6,268	5,134
Offering costs	—	—	71,126

Total expenses	8,379,998	2,033,990	787,160

Net investment income (loss)	(7,956,212)	(1,723,966)	(758,694)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,093,993	7,706,675	1,910,810
Forward agreements	(213,571,085)	208,546,511	41,804,200
Short-term U.S. government and agency obligations	46,248	12,355	—

Net realized gain (loss)	(209,430,844)	216,265,541	43,715,010

Change in net unrealized appreciation/depreciation on
Futures contracts	(3,117,070)	3,625,020	(560,755)
Forward agreements	(225,518,341)	53,419,755	(6,971,360)
Short-term U.S. government and agency obligations	(28,154)	24,562	(7,303)

Change in net unrealized appreciation/depreciation	(228,663,565)	57,069,337	(7,539,418)

Net realized and unrealized gain (loss)	(438,094,409)	273,334,878	36,175,592

Net income (loss)	$(446,050,621)	$271,610,912	$35,416,898

Net income (loss) per weighted-average share (Note 1)	$(43.26)	$48.37	$10.67

Weighted-average shares outstanding (Note 1)	10,312,083	5,615,370	3,318,384

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Shareholders’ equity, beginning of period	$547,003,919	$145,416,382	$10,011,149

Addition of shares (15,650,000, 5,400,000 and 7,000,000, respectively) (Note 1)	1,259,593,245	244,471,386	161,850,670
Redemption of shares (8,600,000, 3,500,000 and 2,600,000, respectively) (Note 1)	(753,722,123)	(114,494,761)	(61,862,335)

Net addition (redemption) of shares (7,050,000, 1,900,000 and 4, 400, 000, respectively) (Note 1)	505,871,122	129,976,625	99,988,335

Net investment income (loss)	(7,956,212)	(1,723,966)	(758,694)
Net realized gain (loss)	(209,430,844)	216,265,541	43,715,010
Change in net unrealized appreciation/depreciation	(228,663,565)	57,069,337	(7,539,418)

Net income (loss)	(446,050,621)	271,610,912	35,416,898

Shareholders’ equity, end of period	$606,824,420	$547,003,919	$145,416,382

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flow from operating activities
Net income (loss)	$(446,050,621)	$271,610,912	$35,416,898
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,345,963	(1,467,775)	(854,433)
Net sale (purchase) of short-term U.S. government and agency obligations	(276,038,294)	(338,118,894)	(157,779,376)
Change in unrealized appreciation/depreciation on investments	225,546,495	(53,444,317)	6,978,663
Decrease (Increase) in receivable on futures contracts	385,421	(391,421)	24,488
Decrease (Increase) in receivable from Sponsor	—	—	30,776
Change in offering costs	—	—	71,126
Increase (Decrease) in management fee payable	173,891	271,655	123,889
Increase (Decrease) in accounts payable	—	—	(42,976)

Net cash provided by (used in) operating activities	(493,637,145)	(121,539,840)	(116,030,945)

Cash flow from financing activities
Proceeds from addition of shares	1,245,626,678	244,471,386	163,320,200
Payment on shares redeemed	(753,722,123)	(120,502,184)	(55,854,912)

Net cash provided by (used in) financing activities	491,904,555	123,969,202	107,465,288

Net increase (decrease) in cash	(1,732,590)	2,429,362	(8,565,657)
Cash, beginning of period	2,505,032	75,670	8,641,327

Cash, end of period	$772,442	$2,505,032	$75,670

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$648,166	$3,514,285
Segregated cash balances with brokers for futures contracts	43,140	512,663
Short-term U.S. government and agency obligations (Note 3) (cost $215,358,257 and $105,316,101, respectively)	215,352,919	105,319,504
Unrealized appreciation on forward agreements	43,015,723	—
Receivable from capital shares sold	8,437,981	—

Total assets	267,497,929	109,346,452

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	20,503,124	—
Payable on open futures contracts	—	227,423
Management fee payable	180,884	75,903
Unrealized depreciation on forward agreements	—	10,010,345

Total liabilities	20,684,008	10,313,671

Shareholders’ equity
Shareholders’ equity	246,813,921	99,032,781

Total liabilities and shareholders’ equity	$267,497,929	$109,346,452

Shares outstanding	16,094,369	2,482,479

Net asset value per share (Note 1)	$15.34	$39.89

Market value per share (Note 1) (Note 2)	$15.87	$39.28

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

	Principal Amount	Value
Short-term U.S. government and agency obligations
(87% of shareholders’ equity)
U.S. Treasury Bills:
0.021% due 01/12/12	$3,322,000	$3,321,997
0.016% due 01/19/12	2,677,000	2,676,995
0.016% due 01/26/12	7,104,000	7,103,981
0.005% due 02/02/12	4,504,000	4,503,983
0.001% due 02/09/12†	41,873,000	41,872,615
0.016% due 02/23/12	7,490,000	7,489,902
0.000% due 03/01/12†	20,000,000	19,999,548
0.001% due 03/08/12†	66,733,000	66,730,738
0.001% due 03/15/12†	24,582,000	24,581,071
0.002% due 03/22/12†	18,981,000	18,980,209
0.000% due 04/05/12	18,093,000	18,091,880

Total short-term U.S. government and agency obligations (cost $215,358,257)		$215,352,919

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2012	2	$279,150	$60,850

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	01/06/12	$(6,725,500)	$(189,531,316)	$11,971,443
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	01/06/12	(1,005,000)	(28,321,905)	(2,002,298)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	01/06/12	(9,779,000)	(275,581,999)	33,046,578

				$43,015,723

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $43,140 was pledged to cover margin requirements for open futures contracts as of December 31, 2011.
^	The positions and counterparties herein are as of December 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

	Principal Amount	Value
Short-term U.S. government and agency obligations
(106% of shareholders’ equity)
U.S. Treasury Bills:
0.106% due 01/06/11†	$807,000	$806,999
0.117% due 01/13/11†	31,073,000	31,072,770
0.144% due 01/20/11†	20,060,000	20,059,639
0.135% due 01/27/11†	825,000	824,973
0.115% due 02/03/11	16,883,000	16,881,808
0.121% due 02/10/11†	4,180,000	4,179,612
0.120% due 02/17/11†	9,147,000	9,145,768
0.109% due 02/24/11	18,236,000	18,233,137
0.130% due 03/31/11	4,116,000	4,114,798

Total short-term U.S. government and agency obligations (cost $105,316,101)		$105,319,504

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2011	49	$7,579,565	$(519,420)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	01/06/11	$(1,727,500)	$(52,917,126)	$(2,469,105)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	01/06/11	(4,498,000)	(137,783,636)	(7,541,240)

				$(10,010,345)

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $512,663 was pledged to cover margin requirements for open futures contracts as of December 31, 2010.
^	The positions and counterparties herein are as of December 31, 2010. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Investment Income
Interest	$146,064	$95,673	$15,541

Expenses
Management fee	3,530,293	631,456	257,865
Brokerage commissions	3,784	3,090	4,382
Offering costs	—	—	142,197

Total expenses	3,534,077	634,546	404,444

Net investment income (loss)	(3,388,013)	(538,873)	(388,903)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,855,508	(1,309,400)	(664,595)
Forward agreements	(174,216,829)	(87,744,703)	(40,120,635)
Short-term U.S. government and agency obligations	(774)	4,340	—

Net realized gain (loss)	(171,362,095)	(89,049,763)	(40,785,230)

Change in net unrealized appreciation/depreciation on
Futures contracts	580,270	(704,155)	185,385
Forward agreements	53,026,068	(12,869,409)	2,811,580
Short-term U.S. government and agency obligations	(8,741)	6,324	(2,921)

Change in net unrealized appreciation/depreciation	53,597,597	(13,567,240)	2,994,044

Net realized and unrealized gain (loss)	(117,764,498)	(102,617,003)	(37,791,186)

Net income (loss)	$(121,152,511)	$(103,155,876)	$(38,180,089)

Net income (loss) per weighted-average share (Note 1)	$(5.21)	$(152.09)	$(235.74)

Weighted-average shares outstanding (Note 1)	23,253,858	678,259	161,956

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Shareholders’ equity, beginning of period	$99,032,781	$64,516,145	$1,960,071

Addition of shares (70,637,500, 2,667,500 and 581,250, respectively) (Note 1)	1,193,126,146	196,300,406	178,025,835
Redemption of shares (57,025,610, 527,521 and 241,250, respectively) (Note 1)	(924,192,495)	(58,627,894)	(77,289,672)

Net addition (redemption) of shares (13,611,890, 2,139,979 and 340,000, respectively) (Note 1)	268,933,651	137,672,512	100,736,163

Net investment income (loss)	(3,388,013)	(538,873)	(388,903)
Net realized gain (loss)	(171,362,095)	(89,049,763)	(40,785,230)
Change in net unrealized appreciation/depreciation	53,597,597	(13,567,240)	2,994,044

Net income (loss)	(121,152,511)	(103,155,876)	(38,180,089)

Shareholders’ equity, end of period	$246,813,921	$99,032,781	$64,516,145

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flow from operating activities
Net income (loss)	$(121,152,511)	$(103,155,876)	$(38,180,089)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for forward agreements	—	—	820,000
Decrease (Increase) in segregated cash balances with brokers for futures contracts	469,523	(65,010)	(425,373)
Net sale (purchase) of short-term U.S. government and agency obligations	(110,042,156)	(40,540,939)	(64,775,162)
Change in unrealized appreciation/depreciation on investments	(53,017,327)	12,863,085	(2,808,659)
Decrease (Increase) in receivable from Sponsor	—	—	38,902
Change in offering costs	—	—	142,197
Increase (Decrease) in management fee payable	104,981	23,293	52,610
Increase (Decrease) in payable on futures contracts	(227,423)	227,423	(5,171)
Increase (Decrease) in accounts payable	—	—	(97,742)

Net cash provided by (used in) operating activities	(283,864,913)	(130,648,024)	(105,238,487)

Cash flow from financing activities
Proceeds from addition of shares	1,184,688,165	196,300,406	178,025,835
Payment on shares redeemed	(903,689,371)	(62,216,409)	(73,701,157)

Net cash provided by (used in) financing activities	280,998,794	134,083,997	104,324,678

Net increase (decrease) in cash	(2,866,119)	3,435,973	(913,809)
Cash, beginning of period	3,514,285	78,312	992,121

Cash, end of period	$648,166	$3,514,285	$78,312

See accompanying notes to financial statements.

PROSHARES ULTRAPRO AUSTRALIAN DOLLAR*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES SHORT AUSTRALIAN DOLLAR*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT AUSTRALIAN DOLLAR*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO CANADIAN DOLLAR*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA CANADIAN DOLLAR*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES SHORT CANADIAN DOLLAR*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT CANADIAN DOLLAR*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT CANADIAN DOLLAR*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO EURO*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$10,469	$13,447
Short-term U.S. government and agency obligations (Note 3) (cost $10,068,969 and $7,373,910, respectively)	10,068,707	7,374,157
Unrealized appreciation on foreign currency forward contracts	—	348,179

Total assets	10,079,176	7,735,783

Liabilities and shareholders’ equity
Liabilities
Management fee payable	6,216	6,099
Unrealized depreciation on foreign currency forward contracts	518,212	—

Total liabilities	524,428	6,099

Shareholders’ equity
Shareholders’ equity	9,554,748	7,729,684

Total liabilities and shareholders’ equity	$10,079,176	$7,735,783

Shares outstanding	400,014	300,014

Net asset value per share	$23.89	$25.76

Market value per share (Note 2)	$23.87	$25.86

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

	Principal Amount	Value
Short-term U.S. government and agency obligations
(105% of shareholders’ equity)
U.S. Treasury Bills:
0.016% due 01/26/12	$405,000	$404,999
0.005% due 02/02/12	1,880,000	1,879,993
0.002% due 02/09/12	578,000	577,995
0.000% due 03/01/12†	2,456,000	2,455,945
0.000% due 03/08/12†	1,597,000	1,596,946
0.000% due 03/22/12	1,217,000	1,216,949
0.003% due 04/05/12	1,936,000	1,935,880

Total short-term U.S. government and agency obligations (cost $10,068,969)		$10,068,707

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/13/12	7,334,525	$9,492,896	$(245,253)
Euro with UBS AG	01/13/12	7,824,000	10,126,412	(279,809)

				$(525,062)

Contracts to Sell
Euro with Goldman Sachs International	01/13/12	(183,800)	$(237,888)	$3,190
Euro with UBS AG	01/13/12	(208,900)	(270,374)	3,660

				$6,850

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

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

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Investment Income
Interest	$4,536	$16,178	$2,956

Expenses
Management fee	79,638	108,841	7,827
Offering costs	—	—	69,640
Limitation by Sponsor	—	—	(13,795)

Total expenses	79,638	108,841	63,672

Net investment income (loss)	(75,102)	(92,663)	(60,716)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	354,369	(602,156)	699,029
Short-term U.S. government and agency obligations	36	1,081	—

Net realized gain (loss)	354,405	(601,075)	699,029

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(866,391)	625,437	(136,713)
Short-term U.S. government and agency obligations	(509)	539	(292)

Change in net unrealized appreciation/depreciation	(866,900)	625,976	(137,005)

Net realized and unrealized gain (loss)	(512,495)	24,901	562,024

Net income (loss)	$(587,597)	$(67,762)	$501,308

Net income (loss) per weighted-average share	$(1.95)	$(0.15)	$2.18

Weighted-average shares outstanding	300,973	458,370	230,014

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Shareholders’ equity, beginning of period	$7,729,684	$7,531,857	$4,386,411

Addition of shares (100,000, 850,000 and 150,000, respectively)	2,412,661	20,023,154	3,982,252
Redemption of shares (0, 800,000 and 50,000, respectively)	—	(19,757,565)	(1,338,114)

Net addition (redemption) of shares (100,000, 50,000 and 100,000, respectively)	2,412,661	265,589	2,644,138

Net investment income (loss)	(75,102)	(92,663)	(60,716)
Net realized gain (loss)	354,405	(601,075)	699,029
Change in net unrealized appreciation/depreciation	(866,900)	625,976	(137,005)

Net income (loss)	(587,597)	(67,762)	501,308

Shareholders’ equity, end of period	$9,554,748	$7,729,684	$7,531,857

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flow from operating activities
Net income (loss)	$(587,597)	$(67,762)	$501,308
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(2,695,059)	362,652	(7,736,562)
Change in unrealized appreciation/depreciation on investments	866,900	(625,976)	137,005
Decrease (Increase) in receivable from Sponsor	—	—	32,913
Change in offering costs	—	—	69,640
Increase (Decrease) in management fee payable	117	(216)	6,315
Increase (Decrease) in accounts payable	—	—	(42,977)

Net cash provided by (used in) operating activities	(2,415,639)	(331,302)	(7,032,358)

Cash flow from financing activities
Proceeds from addition of shares	2,412,661	20,023,154	3,982,252
Payment on shares redeemed	—	(19,757,565)	(1,338,114)

Net cash provided by (used in) financing activities	2,412,661	265,589	2,644,138

Net increase (decrease) in cash	(2,978)	(65,713)	(4,388,220)
Cash, beginning of period	13,447	79,160	4,467,380

Cash, end of period	$10,469	$13,447	$79,160

See accompanying notes to financial statements.

PROSHARES SHORT EURO*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$102,088	$251,588
Short-term U.S. government and agency obligations (Note 3) (cost $1,012,198,282 and $471,813,434, respectively)	1,012,174,281	471,829,446
Unrealized appreciation on foreign currency forward contracts	67,430,954	—
Receivable from capital shares sold	21,299,733	—

Total assets	1,101,007,056	472,081,034

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	4,109,402
Management fee payable	847,510	364,560
Unrealized depreciation on foreign currency forward contracts	—	23,194,077

Total liabilities	847,510	27,668,039

Shareholders’ equity
Shareholders’ equity	1,100,159,546	444,412,995

Total liabilities and shareholders’ equity	$1,101,007,056	$472,081,034

Shares outstanding	54,100,014	21,900,014

Net asset value per share	$20.34	$20.29

Market value per share (Note 2)	$20.35	$20.31

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

	Principal Amount	Value
Short-term U.S. government and agency obligations
(92% of shareholders’ equity)
U.S. Treasury Bills:
0.021% due 01/12/12	$69,530,000	$69,529,944
0.010% due 01/19/12	139,850,000	139,849,762
0.016% due 01/26/12	17,506,000	17,505,953
0.003% due 02/02/12	43,929,000	43,928,838
0.001% due 02/09/12	82,219,000	82,218,244
0.004% due 02/16/12	39,794,000	39,793,558
0.016% due 02/23/12	90,834,000	90,832,810
0.000% due 03/01/12†	45,000,000	44,998,983
0.001% due 03/08/12†	86,014,000	86,011,084
0.001% due 03/15/12†	45,000,000	44,998,299
0.003% due 03/22/12†	138,663,000	138,657,218
0.003% due 04/05/12	108,698,000	108,691,272
0.010% due 05/10/12†	105,171,000	105,158,316

Total short-term U.S. government and agency obligations (cost $1,012,198,282)		$1,012,174,281

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/13/12	30,950,200	$40,058,087	$(1,352,661)
Euro with UBS AG	01/13/12	53,564,700	69,327,481	(692,235)

				$(2,044,896)

Contracts to Sell
Euro with Goldman Sachs International	01/13/12	(881,320,025)	$(1,140,670,959)	$33,372,107
Euro with UBS AG	01/13/12	(903,636,400)	(1,169,554,497)	36,103,743

				$69,475,850

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

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

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Investment Income
Interest	$271,533	$574,152	$23,700

Expenses
Management fee	6,179,382	3,379,964	303,788
Offering costs	—	—	69,641

Total expenses	6,179,382	3,379,964	373,429

Net investment income (loss)	(5,907,849)	(2,805,812)	(349,729)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(5,409,463)	48,542,523	(10,304,179)
Short-term U.S. government and agency obligations	3,715	35,434	—

Net realized gain (loss)	(5,405,748)	48,577,957	(10,304,179)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	90,625,031	(25,149,044)	1,803,814
Short-term U.S. government and agency obligations	(40,013)	21,854	(5,842)

Change in net unrealized appreciation/depreciation	90,585,018	(25,127,190)	1,797,972

Net realized and unrealized gain (loss)	85,179,270	23,450,767	(8,506,207)

Net income (loss)	$79,271,421	$20,644,955	$(8,855,936)

Net income (loss) per weighted-average share	$2.22	$1.25	$(4.45)

Weighted-average shares outstanding	35,660,288	16,567,274	1,989,603

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Shareholders’ equity, beginning of period	$444,412,995	$100,847,786	$7,331,163

Addition of shares (50,600,000, 35,700,000 and 6,050,000, respectively)	916,146,552	737,508,814	123,512,066
Redemption of shares (18,400,000, 19,200,000 and 1,000,000, respectively)	(339,671,422)	(414,588,560)	(21,139,507)

Net addition (redemption) of shares (32,200,000, 16,500,000 and 5,050,000, respectively)	576,475,130	322,920,254	102,372,559

Net investment income (loss)	(5,907,849)	(2,805,812)	(349,729)
Net realized gain (loss)	(5,405,748)	48,577,957	(10,304,179)
Change in net unrealized appreciation/depreciation	90,585,018	(25,127,190)	1,797,972

Net income (loss)	79,271,421	20,644,955	(8,855,936)

Shareholders’ equity, end of period	$1,100,159,546	$444,412,995	$100,847,786

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flow from operating activities
Net income (loss)	$79,271,421	$20,644,955	$(8,855,936)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(540,384,848)	(372,937,234)	(98,876,200)
Change in unrealized appreciation/depreciation on investments	(90,585,018)	25,127,190	(1,797,972)
Decrease (Increase) in receivable from Sponsor	—	—	32,234
Change in offering costs	—	—	69,641
Increase (Decrease) in management fee payable	482,950	310,986	53,574
Increase (Decrease) in accounts payable	—	—	(42,977)

Net cash provided by (used in) operating activities	(551,215,495)	(326,854,103)	(109,417,636)

Cash flow from financing activities
Proceeds from addition of shares	894,846,819	737,508,814	123,512,066
Payment on shares redeemed	(343,780,824)	(410,479,158)	(21,139,507)

Net cash provided by (used in) financing activities	551,065,995	327,029,656	102,372,559

Net increase (decrease) in cash	(149,500)	175,553	(7,045,077)
Cash, beginning of period	251,588	76,035	7,121,112

Cash, end of period	$102,088	$251,588	$76,035

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT EURO*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SWISS FRANC*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA SWISS FRANC*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES SHORT SWISS FRANC*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SWISS FRANC*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT SWISS FRANC*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO U.S. DOLLAR*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA U.S. DOLLAR*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES SHORT U.S. DOLLAR*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT U.S. DOLLAR*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT U.S. DOLLAR*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO YEN*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$5,798	$10,637
Short-term U.S. government and agency obligations (Note 3) (cost $5,366,951 and $4,733,572, respectively)	5,366,875	4,733,703
Unrealized appreciation on foreign currency forward contracts	102,727	283,503

Total assets	5,475,400	5,027,843

Liabilities and shareholders’ equity
Liabilities
Management fee payable	4,325	3,603

Total liabilities	4,325	3,603

Shareholders’ equity
Shareholders’ equity	5,471,075	5,024,240

Total liabilities and shareholders’ equity	$5,475,400	$5,027,843

Shares outstanding	150,014	150,014

Net asset value per share	$36.47	$33.49

Market value per share (Note 2)	$36.50	$33.29

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

	Principal Amount	Value
Short-term U.S. government and agency obligations
(98% of shareholders’ equity)
U.S. Treasury Bills:
0.021% due 01/12/12	$1,504,000	$1,503,999
0.016% due 01/19/12	1,037,000	1,036,998
0.005% due 02/02/12	726,000	725,997
0.003% due 03/08/12†	1,359,000	1,358,954
0.002% due 04/05/12	278,000	277,983
0.011% due 05/10/12	463,000	462,944

Total short-term U.S. government and agency obligations (cost $5,366,951)		$5,366,875

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	01/13/12	361,210,000	$4,693,138	$43,342
Yen with UBS AG	01/13/12	486,460,000	6,320,489	60,268

				$103,610

Contracts to Sell
Yen with Goldman Sachs International	01/13/12	(2,500,000)	$(32,482)	$(457)
Yen with UBS AG	01/13/12	(2,940,000)	(38,199)	(426)

				$(883)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

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

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended	Year ended	Year ended
	December 31, 2011	December 31, 2010	December 31, 2009
Investment Income
Interest	$1,871	$6,585	$1,709

Expenses
Management fee	41,443	44,676	4,210
Offering costs	—	—	69,639
Limitation by Sponsor	—	—	(35,417)

Total expenses	41,443	44,676	38,432

Net investment income (loss)	(39,572)	(38,091)	(36,723)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	564,813	826,717	(241,945)
Short-term U.S. government and agency obligations	19	41	—

Net realized gain (loss)	564,832	826,758	(241,945)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(180,776)	599,316	(114,239)
Short-term U.S. government and agency obligations	(207)	277	(146)

Change in net unrealized appreciation/depreciation	(180,983)	599,593	(114,385)

Net realized and unrealized gain (loss)	383,849	1,426,351	(356,330)

Net income (loss)	$344,277	$1,388,260	$(393,053)

Net income (loss) per weighted-average share	$2.75	$8.66	$(2.55)

Weighted-average shares outstanding	125,219	160,288	154,124

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Shareholders’ equity, beginning of period	$5,024,240	$3,921,267	$2,845,053

Addition of shares (50,000, 100,000 and 100,000, respectively)	1,696,147	3,077,318	2,725,367
Redemption of shares (50,000, 100,000 and 50,000, respectively)	(1,593,589)	(3,362,605)	(1,256,100)

Net addition (redemption) of shares (0, 0 and 50,000, respectively)	102,558	(285,287)	1,469,267

Net investment income (loss)	(39,572)	(38,091)	(36,723)
Net realized gain (loss)	564,832	826,758	(241,945)
Change in net unrealized appreciation/depreciation	(180,983)	599,593	(114,385)

Net income (loss)	344,277	1,388,260	(393,053)

Shareholders’ equity, end of period	$5,471,075	$5,024,240	$3,921,267

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flow from operating activities
Net income (loss)	$344,277	$1,388,260	$(393,053)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(633,379)	(578,293)	(4,155,279)
Change in unrealized appreciation/depreciation on investments	180,983	(599,593)	114,385
Decrease (Increase) in receivable from Sponsor	—	—	33,137
Change in offering costs	—	—	69,639
Increase (Decrease) in management fee payable	722	206	3,397
Increase (Decrease) in accounts payable	—	—	(42,975)

Net cash provided by (used in) operating activities	(107,397)	210,580	(4,370,749)

Cash flow from financing activities
Proceeds from addition of shares	1,696,147	3,077,318	2,725,367
Payment on shares redeemed	(1,593,589)	(3,362,605)	(1,256,100)

Net cash provided by (used in) financing activities	102,558	(285,287)	1,469,267

Net increase (decrease) in cash	(4,839)	(74,707)	(2,901,482)
Cash, beginning of period	10,637	85,344	2,986,826

Cash, end of period	$5,798	$10,637	$85,344

See accompanying notes to financial statements.

PROSHARES SHORT YEN*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$22,338	$120,494
Short-term U.S. government and agency obligations (Note 3) (cost $219,407,765 and $223,865,319, respectively)	219,404,292	223,873,131
Receivable from capital shares sold	6,249,734	—

Total assets	225,676,364	223,993,625

Liabilities and shareholders’ equity
Liabilities
Management fee payable	180,224	170,158
Unrealized depreciation on foreign currency forward contracts	4,364,146	16,137,654

Total liabilities	4,544,370	16,307,812

Shareholders’ equity
Shareholders’ equity	221,131,994	207,685,813

Total liabilities and shareholders’ equity	$225,676,364	$223,993,625

Shares outstanding	5,399,294	4,416,671

Net asset value per share (Note 1)	$40.96	$47.02

Market value per share (Note 1) (Note 2)	$40.95	$47.01

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

	Principal Amount	Value
Short-term U.S. government and agency obligations
(99% of shareholders’ equity)
U.S. Treasury Bills:
0.021% due 01/12/12	$11,624,000	$11,623,991
0.010% due 01/19/12	44,696,000	44,695,924
0.016% due 01/26/12	48,298,000	48,297,870
0.002% due 02/09/12†	36,606,000	36,605,663
0.000% due 03/01/12†	7,000,000	6,999,842
0.002% due 03/08/12†	10,901,000	10,900,630
0.000% due 03/15/12†	9,764,000	9,763,631
0.005% due 03/22/12	16,390,000	16,389,317
0.002% due 04/05/12	9,218,000	9,217,429
0.011% due 05/10/12†	24,913,000	24,909,995

Total short-term U.S. government and agency obligations (cost $219,407,765)		$219,404,292

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	01/13/12	1,157,460,000	$15,038,674	$10,036
Yen with UBS AG	01/13/12	1,743,810,000	22,657,016	224,070

				$234,106

Contracts to Sell
Yen with Goldman Sachs International	01/13/12	(17,594,930,000)	$(228,607,826)	$(2,177,796)
Yen with UBS AG	01/13/12	(19,346,660,000)	(251,367,745)	(2,420,456)

				$(4,598,252)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

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

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Investment Income
Interest	$182,452	$233,813	$25,604

Expenses
Management fee	2,824,586	1,447,095	304,905
Offering costs	—	—	69,641

Total expenses	2,824,586	1,447,095	374,546

Net investment income (loss)	(2,642,134)	(1,213,282)	(348,942)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(50,029,053)	(22,116,381)	(6,039,297)
Short-term U.S. government and agency obligations	4,169	6,893	—

Net realized gain (loss)	(50,024,884)	(22,109,488)	(6,039,297)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	11,773,508	(21,002,722)	4,729,151
Short-term U.S. government and agency obligations	(11,285)	10,003	(2,191)

Change in net unrealized appreciation/depreciation	11,762,223	(20,992,719)	4,726,960

Net realized and unrealized gain (loss)	(38,262,661)	(43,102,207)	(1,312,337)

Net income (loss)	$(40,904,795)	$(44,315,489)	$(1,661,279)

Net income (loss) per weighted-average share (Note 1)	$(6.14)	$(15.88)	$(2.85)

Weighted-average shares outstanding (Note 1)	6,664,842	2,790,005	583,840

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Shareholders’ equity, beginning of period	$207,685,813	$67,487,917	$2,166,617

Addition of shares (6,683,333, 4,683,333 and 1,650,000, respectively) (Note 1)	308,667,664	256,674,572	110,783,920
Redemption of shares (5,700,710, 1,316,667 and 633,333, respectively) (Note 1)	(254,316,688)	(72,161,187)	(43,801,341)

Net addition (redemption) of shares (982,623, 3,366,666 and 1,016,667, respectively) (Note 1)	54,350,976	184,513,385	66,982,579

Net investment income (loss)	(2,642,134)	(1,213,282)	(348,942)
Net realized gain (loss)	(50,024,884)	(22,109,488)	(6,039,297)
Change in net unrealized appreciation/depreciation	11,762,223	(20,992,719)	4,726,960

Net income (loss)	(40,904,795)	(44,315,489)	(1,661,279)

Shareholders’ equity, end of period	$221,131,994	$207,685,813	$67,487,917

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flow from operating activities
Net income (loss)	$(40,904,795)	$(44,315,489)	$(1,661,279)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	4,457,554	(161,267,333)	(62,597,986)
Change in unrealized appreciation/depreciation on investments	(11,762,223)	20,992,719	(4,726,960)
Decrease (Increase) in receivable from Sponsor	—	—	33,660
Change in offering costs	—	—	69,641
Increase (Decrease) in management fee payable	10,066	121,788	48,370
Increase (Decrease) in accounts payable	—	—	(42,978)

Net cash provided by (used in) operating activities	(48,199,398)	(184,468,315)	(68,877,532)

Cash flow from financing activities
Proceeds from addition of shares	302,417,930	256,674,572	110,783,920
Payment on shares redeemed	(254,316,688)	(72,161,187)	(43,801,341)

Net cash provided by (used in) financing activities	48,101,242	184,513,385	66,982,579

Net increase (decrease) in cash	(98,156)	45,070	(1,894,953)
Cash, beginning of period	120,494	75,424	1,970,377

Cash, end of period	$22,338	$120,494	$75,424

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT YEN*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$2,972,032
Segregated cash balances with brokers for futures contracts	6,303,800
Receivable from capital shares sold	2,469,584
Offering costs (Note 5)	21,691

Total assets	11,767,107

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,852,966
Management fee payable	4,264
Payable for offering costs	28,764

Total liabilities	1,885,994

Shareholders’ equity
Shareholders’ equity	9,881,113

Total liabilities and shareholders’ equity	$11,767,107

Shares outstanding	800,010

Net asset value per share	$12.35

Market value per share (Note 2)	$12.16

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2012	431	$11,507,700	$(904,390)
VIX Futures - CBOE, expires February 2012	302	8,199,300	141,600

			$(762,790)

††	Cash collateral in the amount of $6,303,800 was pledged to cover margin requirements for open futures contracts as of December 31, 2011.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

April 5, 2011 (Inception) through December 31, 2011
Investment Income
Interest	$—

Expenses
Management fee	4,264
Brokerage commissions	5,441
Offering costs	7,073

Total expenses	16,778

Net investment income (loss)	(16,778)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(3,524,662)
Short-term U.S. government and agency obligations	(91)

Net realized gain (loss)	(3,524,753)

Change in net unrealized appreciation/depreciation on
Futures contracts	(762,790)

Change in net unrealized appreciation/depreciation	(762,790)

Net realized and unrealized gain (loss)	(4,287,543)

Net income (loss)	$(4,304,321)

Net income (loss) per weighted-average share	$(15.26)

Weighted-average shares outstanding	282,032

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

April 5, 2011 (Inception) through December 31, 2011
Shareholders’ equity, beginning of period	$—

Addition of 800,010 shares	14,185,434

Net investment income (loss)	(16,778)
Net realized gain (loss)	(3,524,753)
Change in net unrealized appreciation/depreciation	(762,790)

Net income (loss)	(4,304,321)

Shareholders’ equity, end of period	$9,881,113

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

April 5, 2011 (Inception) through December 31, 2011
Cash flow from operating activities
Net income (loss)	$(4,304,321)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(6,303,800)
Change in offering costs	(21,691)
Increase (Decrease) in management fee payable	4,264
Increase (Decrease) in payable on futures contracts	1,852,966
Increase (Decrease) in payable for offering costs	28,764

Net cash provided by (used in) operating activities	(8,743,818)

Cash flow from financing activities
Proceeds from addition of shares	11,715,850

Net increase (decrease) in cash	2,972,032
Cash, beginning of period	—

Cash, end of period	$2,972,032

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$563,350	$400
Short-term U.S. government and agency obligations (Note 3) (cost $27,358,785 and $0, respectively)	27,357,824	—
Receivable from capital shares sold	1,909,463	—
Receivable on open futures contracts	742,451	—
Offering costs (Note 5)	1,090	198,998

Total assets	30,574,178	199,398

Liabilities and shareholders’ equity
Liabilities
Management fee payable	24,275	—
Payable for offering costs	—	198,998

Total liabilities	24,275	198,998

Shareholders’ equity
Shareholders’ equity	30,549,903	400

Total liabilities and shareholders’ equity	$30,574,178	$199,398

Shares outstanding	400,005	5

Net asset value per share	$76.37	$80.00

Market value per share (Note 2)	$75.74	$80.00

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

	Principal Amount	Value
Short-term U.S. government and agency obligations
(90% of shareholders’ equity)
U.S. Treasury Bills:
0.005% due 02/02/12†	$3,117,000	$3,116,988
0.002% due 02/09/12†	2,309,000	2,308,979
0.016% due 02/23/12†	1,096,000	1,095,986
0.001% due 03/15/12†	5,655,000	5,654,786
0.002% due 03/22/12†	7,424,000	7,423,690
0.002% due 04/05/12	5,625,000	5,624,652
0.011% due 05/10/12†	2,133,000	2,132,743

Total short-term U.S. government and agency obligations (cost $27,358,785)		$27,357,824

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2012	668	$17,835,600	$(1,871,470)
VIX Futures - CBOE, expires February 2012	466	12,651,900	295,500

			$(1,575,970)

†	All or partial amount segregated as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

Year ended December 31, 2011
Investment Income
Interest	$12,243

Expenses
Management fee	96,904
Offering costs	197,908

Total expenses	294,812

Net investment income (loss)	(282,569)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	3,732,227
Short-term U.S. government and agency obligations	2,218

Net realized gain (loss)	3,734,445

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,575,970)
Short-term U.S. government and agency obligations	(961)

Change in net unrealized appreciation/depreciation	(1,576,931)

Net realized and unrealized gain (loss)	2,157,514

Net income (loss)	$1,874,945

Net income (loss) per weighted-average share	$3.44

Weighted-average shares outstanding	544,273

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2011

Year ended December 31, 2011
Shareholders’ equity, beginning of period	$400

Addition of shares (4,725,000 and 5, respectively)	297,178,431
Redemption of shares (4,325,000 and 0, respectively)	(268,503,873)

Net addition (redemption) of shares (400,000 and 5, respectively)	28,674,558

Net investment income (loss)	(282,569)
Net realized gain (loss)	3,734,445
Change in net unrealized appreciation/depreciation	(1,576,931)

Net income (loss)	1,874,945

Shareholders’ equity, end of period	$30,549,903

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$1,874,945
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(27,358,785)
Change in unrealized appreciation/depreciation on investments	961
Decrease (Increase) in receivable on futures contracts	(742,451)
Change in offering costs	197,908
Increase (Decrease) in management fee payable	24,275
Increase (Decrease) in payable for offering costs	(198,998)

Net cash provided by (used in) operating activities	(26,202,145)

Cash flow from financing activities
Proceeds from addition of shares	295,268,968
Payment on shares redeemed	(268,503,873)

Net cash provided by (used in) financing activities	26,765,095

Net increase (decrease) in cash	562,950
Cash, beginning of period	400

Cash, end of period	$563,350

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$5,521,055
Segregated cash balances with brokers for futures contracts	2,252,358
Offering costs (Note 5)	21,691

Total assets	7,795,104

Liabilities and shareholders’ equity
Liabilities
Management fee payable	5,916
Payable for offering costs	28,764

Total liabilities	34,680

Shareholders’ equity
Shareholders’ equity	7,760,424

Total liabilities and shareholders’ equity	$7,795,104

Shares outstanding	150,010

Net asset value per share	$51.73

Market value per share (Note 2)	$52.28

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2012	171	$4,565,700	$181,280
VIX Futures - CBOE, expires February 2012	119	3,230,850	(91,100)

			$90,180

††	Cash collateral in the amount of $2,252,358 was pledged to cover margin requirements for open futures contracts as of December 31, 2011.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

April 5, 2011 (Inception) through December 31, 2011
Investment Income
Interest	$1

Expenses
Management fee	5,916
Brokerage commissions	3,345
Offering costs	7,073

Total expenses	16,334

Net investment income (loss)	(16,333)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,355,975
Short-term U.S. government and agency obligations	(138)

Net realized gain (loss)	1,355,837

Change in net unrealized appreciation/depreciation on
Futures contracts	90,180

Change in net unrealized appreciation/depreciation	90,180

Net realized and unrealized gain (loss)	1,446,017

Net income (loss)	$1,429,684

Net income (loss) per weighted-average share	$12.23

Weighted-average shares outstanding	116,864

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

April 5, 2011 (Inception) through December 31, 2011
Shareholders’ equity, beginning of period	$—

Addition of 150,010 shares	6,330,740

Net investment income (loss)	(16,333)
Net realized gain (loss)	1,355,837
Change in net unrealized appreciation/depreciation	90,180

Net income (loss)	1,429,684

Shareholders’ equity, end of period	$7,760,424

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

April 5, 2011 (Inception) through December 31, 2011
Cash flow from operating activities
Net income (loss)	$1,429,684
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,252,358)
Change in offering costs	(21,691)
Increase (Decrease) in management fee payable	5,916
Increase (Decrease) in payable for offering costs	28,764

Net cash provided by (used in) operating activities	(809,685)

Cash flow from financing activities
Proceeds from addition of shares	6,330,740

Net increase (decrease) in cash	5,521,055
Cash, beginning of period	—

Cash, end of period	$5,521,055

See accompanying notes to financial statements.

PROSHARES ULTRASHORT VIX SHORT-TERM FUTURES ETF*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$400
Offering costs (Note 5)	18,478

Total assets	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478

Total liabilities	18,478

Shareholders’ equity
Shareholders’ equity	$400

Total liabilities and shareholders’ equity	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX MID-TERM FUTURES ETF*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$400
Offering costs (Note 5)	18,478

Total assets	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478

Total liabilities	18,478

Shareholders’ equity
Shareholders’ equity	$400

Total liabilities and shareholders’ equity	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$627,557	$400
Short-term U.S. government and agency obligations (Note 3) (cost $89,398,343 and $0, respectively)	89,392,389	—
Receivable on open futures contracts	798,319	—
Offering costs (Note 5)	682	124,374
Limitation by Sponsor	2,481	—

Total assets	90,821,428	124,774

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	—	124,374

Total liabilities	—	124,374

Shareholders’ equity
Shareholders’ equity	90,821,428	400

Total liabilities and shareholders’ equity	$90,821,428	$124,774

Shares outstanding	1,225,005	5

Net asset value per share	$74.14	$80.00

Market value per share (Note 2)	$74.13	$80.00

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

	Principal Amount	Value
Short-term U.S. government and agency obligations
(98% of shareholders’ equity)
U.S. Treasury Bills:
0.016% due 01/19/12†	$285,000	$285,000
0.005% due 02/02/12†	2,933,000	2,932,989
0.002% due 03/08/12†	6,991,000	6,990,763
0.003% due 03/22/12†	9,774,000	9,773,592
0.002% due 04/05/12	7,099,000	7,098,561
0.011% due 05/10/12†	62,319,000	62,311,484

Total short-term U.S. government and agency obligations (cost $89,398,343)		$89,392,389

Futures Contracts Purchased

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2012	616	$17,494,400	$(1,596,450)
VIX Futures - CBOE, expires May 2012	1,047	30,048,900	(2,372,050)
VIX Futures - CBOE, expires June 2012	1,047	30,467,700	(2,237,250)
VIX Futures - CBOE, expires July 2012	431	12,822,250	93,000

			$(6,112,750)

†	All or partial amount segregated as collateral for futures contracts.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

Year ended December 31, 2011
Investment Income
Interest	$4,090

Expenses
Offering costs	123,692
Limitation by Sponsor	(2,481)

Total expenses	121,211

Net investment income (loss)	(117,121)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(514,060)
Short-term U.S. government and agency obligations	333

Net realized gain (loss)	(513,727)

Change in net unrealized appreciation/depreciation on
Futures contracts	(6,112,750)
Short-term U.S. government and agency obligations	(5,954)

Change in net unrealized appreciation/depreciation	(6,118,704)

Net realized and unrealized gain (loss)	(6,632,431)

Net income (loss)	$(6,749,552)

Net income (loss) per weighted-average share	$(34.29)

Weighted-average shares outstanding	196,828

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2011

Year ended December 31, 2011
Shareholders’ equity, beginning of period	$400

Addition of shares (1,600,000 and 5, respectively)	123,191,472
Redemption of shares (375,000 and 0, respectively)	(25,620,892)

Net addition (redemption) of shares (1,225,000 and 5, respectively)	97,570,580

Net investment income (loss)	(117,121)
Net realized gain (loss)	(513,727)
Change in net unrealized appreciation/depreciation	(6,118,704)

Net income (loss)	(6,749,552)

Shareholders’ equity, end of period	$90,821,428

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$(6,749,552)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(89,398,343)
Change in unrealized appreciation/depreciation on investments	5,954
Decrease (Increase) in receivable on futures contracts	(798,319)
Decrease (Increase) in Limitation by Sponsor	(2,481)
Change in offering costs	123,692
Increase (Decrease) in payable for offering costs	(124,374)

Net cash provided by (used in) operating activities	(96,943,423)

Cash flow from financing activities
Proceeds from addition of shares	123,191,472
Payment on shares redeemed	(25,620,892)

Net cash provided by (used in) financing activities	97,570,580

Net increase (decrease) in cash	627,157
Cash, beginning of period	400

Cash, end of period	$627,557

See accompanying notes to financial statements.

PROSHARES SHORT VIX MID-TERM FUTURES ETF*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
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

December 31, 2011
Assets
Cash	$400
Offering costs (Note 5)	18,478

Total assets	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478

Total liabilities	18,478

Shareholders’ equity
Shareholders’ equity	$400

Total liabilities and shareholders’ equity	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	90,800

Total assets	91,000

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	90,800

Total liabilities	90,800

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$91,000

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES COMMODITY MANAGED FUTURES STRATEGY*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	62,100

Total assets	62,300

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	62,100

Total liabilities	62,100

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$62,300

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES FINANCIAL MANAGED FUTURES STRATEGY*

STATEMENT OF FINANCIAL CONDITION

December 31, 2011
Assets
Cash	$200
Offering costs (Note 5)	62,100

Total assets	62,300

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	62,100

Total liabilities	62,100

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$62,300

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$19,145,045	$13,024,692
Segregated cash balances with brokers for futures contracts	34,136,628	18,624,601
Short-term U.S. government and agency obligations (Note 3) (cost $3,314,826,965 and $2,036,391,604, respectively)	3,314,757,692	2,036,464,179
Unrealized appreciation on swap agreements	3,215,991	7,405,394
Unrealized appreciation on forward agreements	76,417,081	54,916,155
Unrealized appreciation on foreign currency forward contracts	67,533,681	631,682
Receivable from capital shares sold	62,130,059	—
Receivable on open futures contracts	2,247,035	3,487,401
Offering costs (Note 5)	1,481,880	323,372
Limitation by Sponsor	2,481	—

Total assets	3,581,067,573	2,134,877,476

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	20,503,124	46,689,878
Payable on open futures contracts	1,852,966	1,462,367
Management fee payable	2,597,445	1,633,355
Payable for offering costs	1,507,202	323,372
Unrealized depreciation on swap agreements	10,714,573	4,275,758
Unrealized depreciation on forward agreements	260,163,053	13,001,736
Unrealized depreciation on foreign currency forward contracts	4,882,358	39,331,731

Total liabilities	302,220,721	106,718,197

Shareholders’ equity
Shareholders’ equity	3,278,846,852	2,028,159,279

Total liabilities and shareholders’ equity	$3,581,067,573	$2,134,877,476

Shares outstanding	117,337,823	50,431,669

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Investment Income
Interest	$1,488,418	$2,204,494	$310,755

Expenses
Management fee	30,117,213	14,363,309	5,737,178
Brokerage commissions	188,289	220,365	361,667
Offering costs	348,694	—	1,826,288
Limitation by Sponsor	(2,481)	—	(295,214)

Total expenses	30,651,715	14,583,674	7,629,919

Net investment income (loss)	(29,163,297)	(12,379,180)	(7,319,164)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	56,934,780	70,572,775	42,798,965
Swap agreements	83,959,005	104,723,688	46,529,721
Forward agreements	(333,939,804)	158,549,191	20,714,042
Foreign currency forward contracts	(54,519,334)	26,650,703	(15,886,392)
Short-term U.S. government and agency obligations	86,757	140,591	—

Net realized gain (loss)	(247,478,596)	360,636,948	94,156,336

Change in net unrealized appreciation/depreciation on
Futures contracts	(14,502,350)	(7,696,405)	4,138,580
Swap agreements	(10,628,218)	(17,978,314)	21,349,568
Forward agreements	(225,660,391)	49,373,740	(6,750,381)
Foreign currency forward contracts	101,351,372	(44,927,013)	6,282,013
Short-term U.S. government and agency obligations	(141,848)	119,604	(47,029)

Change in net unrealized appreciation/depreciation	(149,581,435)	(21,108,388)	24,972,751

Net realized and unrealized gain (loss)	(397,060,031)	339,528,560	119,129,087

Net income (loss)	$(426,223,328)	$327,149,380	$111,809,923

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Shareholders’ equity, beginning of period	$2,028,159,279	$1,036,945,528	$180,592,515

Addition of shares (206,730,873, 92,163,343 and 60,178,750, respectively)	6,261,642,221	3,380,476,387	2,663,403,894
Redemption of shares (139,824,719, 67,136,790 and 39,007,083, respectively)	(4,584,731,320)	(2,716,412,016)	(1,918,860,804)

Net addition (redemption) of shares (66,906,154, 25,026,553 and 21,171,667, respectively)	1,676,910,901	664,064,371	744,543,090

Net investment income (loss)	(29,163,297)	(12,379,180)	(7,319,164)
Net realized gain (loss)	(247,478,596)	360,636,948	94,156,336
Change in net unrealized appreciation/depreciation	(149,581,435)	(21,108,388)	24,972,751

Net income (loss)	(426,223,328)	327,149,380	111,809,923

Shareholders’ equity, end of period	$3,278,846,852	$2,028,159,279	$1,036,945,528

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flow from operating activities
Net income (loss)	$(426,223,328)	$327,149,380	$111,809,923
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	—	485,000	2,250,000
Decrease (Increase) in segregated cash balances for forward agreements	—	—	1,360,000
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(15,512,027)	1,110,593	23,365,819
Net sale (purchase) of short-term U.S. government and agency obligations	(1,278,435,361)	(995,453,703)	(1,040,937,901)
Change in unrealized appreciation/depreciation on investments	135,079,085	13,411,983	(20,834,171)
Decrease (Increase) in receivable on futures contracts	1,240,366	(1,988,027)	19,055,737
Change in offering costs	(1,084,596)	(323,372)	1,826,288
Decrease (Increase) in receivable from Sponsor	—	—	455,130
Decrease (Increase) in Limitation by Sponsor	(2,481)	—	—
Increase (Decrease) in management fee payable	964,090	793,254	840,101
Increase (Decrease) in payable on futures contracts	390,599	191,298	(3,010,931)
Increase (Decrease) in accounts payable	—	—	(1,285,527)
Increase (Decrease) in payable for offering costs	1,109,918	323,372	—

Net cash provided by (used in) operating activities	(1,582,473,735)	(654,300,222)	(905,105,532)

Cash flow from financing activities
Proceeds from addition of shares	6,199,512,162	3,388,721,333	2,677,370,601
Payment on shares redeemed	(4,610,918,074)	(2,722,363,462)	(1,875,608,014)

Net cash provided by (used in) financing activities	1,588,594,088	666,357,871	801,762,587

Net increase (decrease) in cash	6,120,353	12,057,649	(103,342,945)
Cash, beginning of period	13,024,692	967,043	104,309,988

Cash, end of period	$19,145,045	$13,024,692	$967,043

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series (each, a “Fund” and collectively, the “Funds”). The following eighteen series of the Trust: (i) ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iii) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”), issue common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, Geared VIX Fund and Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”).

The Trust has also registered shares for thirty-five additional series: (i) ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (each, a “Short Fund” and collectively, the “Short Funds”); (ii) ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (each, a “New Geared VIX Fund” and collectively, the “New Geared VIX Funds”); (iii) ProShares Managed Futures Strategy, ProShares Commodity Managed Futures Strategy and ProShares Financial Managed Futures Strategy (each, a “Managed Futures Fund” and collectively, the “Managed Futures Funds”); (iv) ProShares UltraPro Australian Dollar, ProShares Ultra Australian Dollar, ProShares Short Australian Dollar, ProShares UltraShort Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares Short Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares Short Yen and ProShares UltraPro Short Yen (each, a “New Currency Fund” and collectively, the “New Currency Funds”); and (v) ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar, ProShares UltraPro Short U.S. Dollar (each, a “Currency Index Fund” and collectively, the “Currency Index Funds”). The Short Funds, the New Geared VIX Funds, the Managed Futures Funds and the New Currency Funds are collectively referred to herein as the “New Funds”. The Geared VIX Funds, the New Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Annual Report on Form 10-K. The Leveraged Funds, the Short Funds, the Geared VIX Funds, the New Geared VIX Funds and the New Currency Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements.

As of December 31, 2011, each of the Short Funds, the Managed Futures Funds and the New Currency Funds and each of the New Geared VIX Funds had seed capital of $400, but none of the New Funds had commenced investment operations; therefore, these Financial Statements do not include Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity or Statements of Cash Flows for the New Funds.

The Trust had no operations prior to November 24, 2008 other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of fourteen Shares at an aggregate purchase price of $350 in each of the following Funds: ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen.

Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, and ProShares UltraShort Silver,

commenced trading on the NYSE Arca on December 3, 2008. Two of the Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas, commenced trading on the NYSE Arca on October 4, 2011. As of December 31, 2011, the New Funds had not yet commenced trading.

Groups of Funds are collectively referred to in several different ways. References to “UltraPro Funds,” “Ultra Funds,” “Short Funds,” “UltraShort Funds” or UltraPro Short Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds”, “Commodity Funds,” “Currency Index Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” refer to the different Funds based upon their investment objective and their general benchmark categories. References to “Managed Futures Funds” refer to the different Funds according to which index the Fund intends to gain exposure.

Each “UltraPro” Fund will seek daily investment results (before fees and expenses) that correspond to three times (3x) the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks or will seek daily investment results (before fees and expenses) that correspond to twice (2x) the daily performance of its corresponding benchmark. Each “Short” Fund will seek daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks or will seek daily investment results (before fees and expenses) that correspond to twice the inverse (-2x) of the daily performance of its corresponding benchmark. Each “UltraPro Short” Fund seeks or will seek daily investment results (before fees and expenses) that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Daily performance is measured from the calculation of one NAV to the next. Each of the Geared Funds generally invests or will invest in Financial Instruments (i.e., commodity-based, currency-based or equity market volatility-based instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts) as a substitute for investing directly in commodities, currencies, or equity market volatility products in order to gain exposure to the commodity index, currency benchmark, commodity, currency or to an equity market volatility index. The Financial Instruments in which ProShares Short DJ-UBS Natural Gas will invest are limited to futures contracts. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results for the Funds. Each Matching VIX Fund seeks daily investment results (before fees and expenses) that match the performance of a benchmark. Each Geared VIX Fund and each New Geared XIV Fund seeks or will seek daily investment results (before fees and expenses) that correspond to a multiple or the inverse of the daily performance of a benchmark. Each VIX Fund intends to obtain exposure to its benchmark by investing in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”). The Managed Futures Funds will seek to provide investment results (before fees and expenses) that correspond to the performance of the S&P Dynamic Futures Index (the “DFI” or the “Index”), the S&P Dynamic Commodities Futures Index (the “DCFI”) or the S&P Dynamic Financial Futures Index (the “DFFI”) (each a “Sub-Index” and collectively, the “Sub-Indexes”). Each Managed Futures Fund intends to obtain exposure to the Index or to a Sub-Index, as applicable, by primarily investing in unleveraged positions in U.S. exchange-traded futures contracts on sixteen different tangible commodities (the “Commodities Futures Contracts”) or futures contracts on eight different financials, such as major currencies and U.S. Treasury securities (the “Financials Futures Contracts” and together with the Commodities Futures Contracts, the “Index Components”).

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than one day because mathematical compounding prevents the Geared Funds from achieving such results. Accordingly, results over periods of time greater than one day should not be expected to be a simple multiple (e.g., 3x, 2x, -1, -2x or -3x) of the period return of the corresponding benchmark and will likely differ significantly. The Matching VIX Funds seek to achieve their stated investment objective both over a single day and over time. The Managed Futures Funds seek to achieve their stated investment objective over time.

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

Share Splits and Reverse Share Splits

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

Prior to the opening of trading on the NYSE Arca on October 13, 2011, ProShares Ultra Silver executed a 2-for-1 split of shares and ProShares UltraShort Yen executed a 1-for-3 reverse split of shares. The funds traded at their post-split prices on October 13, 2011. The ticker symbols for the funds did not change, and they continue to trade on the NYSE Arca.

The reverse splits were applied retroactively for all periods presented, reducing the number of shares outstanding for each of ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil and ProShares UltraShort Yen, and resulted in a proportionate increase in the price per share and per share information of each such Fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

The split was applied retroactively for all periods presented, increasing the number of shares outstanding for ProShares Ultra Silver, and resulted in a proportionate decrease in the price per share and per share information of ProShares Ultra Silver Fund. Therefore, the split did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by each Fund, as applicable, in preparation of its financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated December 31, 2011, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Leveraged Funds’, the Geared VIX Funds’ and the Matching VIX Funds’ final net asset value for creation and redemption of fund shares for the year ended December 31, 2011 were as follows. All times are Eastern Standard Time:

	NAV Calculation Time	NAV Calculation Date
Ultra Silver, UltraShort Silver	7:00 A.M.	December 31
Ultra Gold, UltraShort Gold	10:00 A.M.	December 31
Ultra DJ-UBS Commodity, UltraShort DJ-UBS Commodity	2:30 P.M.	December 31
Ultra DJ-UBS Crude Oil, UltraShort DJ-UBS Crude Oil	2:30 P.M.	December 31
Ultra DJ-UBS Natural Gas, UltraShort DJ-UBS Natural Gas	2:30 P.M.	December 31
Ultra Euro, UltraShort Euro	4:00 P.M.	December 31
Ultra Yen, UltraShort Yen	4:00 P.M.	December 31
VIX Short-Term Futures ETF, VIX Mid-Term Futures ETF	4:15 P.M.	December 31
Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	4:15 P.M.	December 31

Although the Leveraged Funds’, the Geared VIX Funds’ and the Matching VIX Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months and the year ended December 31, 2011.

Market value per share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per share is calculated.

For financial reporting purposes, the Leveraged Funds’, the Geared VIX Funds’ and the Matching VIX Funds’ value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of some Leveraged Funds’ final creation/redemption NAV for the year ended December 31, 2011.

Investment Valuation

Short-term investments are valued at market price. Treasury securities having a maturity of greater than sixty days are valued at market price. In each of these situations, valuations are typically categorized as Level I in the fair value hierarchy.

Derivatives (e.g., futures, swaps and forward agreements) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold and Silver Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold and Silver Funds are valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. These valuations are typically categorized as Level I in the fair value hierarchy. If there was no sale on that day, and for non-exchange-traded derivatives, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. When market closing prices are not available, the Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

Fair value pricing may require subjective determinations about the value of an investment. While Leveraged Funds’, the Geared VIX Funds’ and the Matching VIX Funds’ policies are intended to result in a calculation of a Leveraged Funds’, a Geared VIX Funds’ or a Matching VIX Funds’ NAV that fairly reflects investment values as of the time of pricing, a Leveraged Fund, a Geared VIX Fund or a Matching VIX Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that a Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by a Leveraged Fund or a VIX Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

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

The following table summarizes the valuation of investments at December 31, 2011 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Ultra DJ-UBS Commodity	$9,713,685	$—	$—	$—	$(707,177)	$9,006,508
UltraShort DJ-UBS Commodity	8,534,690	—	—	—	570,751	9,105,441
Ultra DJ-UBS Crude Oil	246,919,569	(1,365,330)	—	—	(10,007,396)	235,546,843
UltraShort DJ-UBS Crude Oil	131,934,193	247,040	—	—	2,645,240	134,826,473
Ultra DJ-UBS Natural Gas	—	(825,510)	—	—	—	(825,510)
UltraShort DJ-UBS Natural Gas	2,621,684	1,381,010	—	—	—	4,002,694
Ultra Gold	399,317,740	(41,660)	(80,836,280)	—	—	318,439,800
UltraShort Gold	164,673,175	41,800	33,401,358	—	—	198,116,333
Ultra Silver	771,925,669	(60,850)	(179,326,773)	—	—	592,538,046
UltraShort Silver	215,352,919	60,850	43,015,723	—	—	258,429,492
Ultra Euro	10,068,707	—	—	(518,212)	—	9,550,495
UltraShort Euro	1,012,174,281	—	—	67,430,954	—	1,079,605,235
Ultra Yen	5,366,875	—	—	102,727	—	5,469,602
UltraShort Yen	219,404,292	—	—	(4,364,146)	—	215,040,146
Ultra VIX Short-Term Futures ETF	—	(762,790)	—	—	—	(762,790)
VIX Short-Term Futures ETF	27,357,824	(1,575,970)	—	—	—	25,781,854
Short VIX Short-Term Futures ETF	—	90,180	—	—	—	90,180
VIX Mid-Term Futures ETF	89,392,389	(6,112,750)	—	—	—	83,279,639

Total Trust	$3,314,757,692	$(8,923,980)	$(183,745,972)	$62,651,323	$(7,498,582)	$3,177,240,481

At December 31, 2011, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

At December 31, 2011, there were no significant transfers in or out of Level I and Level II fair value measurements.

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

Brokerage Commissions and Fees

Each Fund pays or will pay its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis. For the year ended December 31, 2011, the Sponsor paid and is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds by reimbursing the Matching VIX Funds monthly for the brokerage commissions paid.

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

Management of the Funds has reviewed all open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken under the interpretation to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof.

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

Upon entering into a futures contract, each Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is effected. The initial margin is segregated as cash balances with brokers for futures contracts, as disclosed in the Statements of Financial Condition, and is restricted as to its use. The Funds that enter into futures contracts maintain collateral at the broker in the form of U.S. Treasury securities and cash. These U.S. Treasury securities are restricted as to their use and are denoted as such on the Schedules of Investments. Pursuant to the futures contract, each Fund generally agrees to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by each Fund as unrealized gains or losses. Each Fund will realize a gain or loss upon closing of a futures transaction.

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

Generally, swap agreements entered into by the Funds calculate and settle the obligations of the parties to the agreement on a “net basis” with a single payment. Consequently, each Fund’s current obligations (or rights) under a swap agreement will generally be equal only to the net amount to be paid or received under the agreement based on the relative values of such obligations (or rights) (the “net amount”). In a typical swap agreement entered into by an UltraPro Fund or an Ultra Fund, the UltraPro Fund or Ultra Fund would be entitled to settlement payments in the event the benchmark increases and would be required to make payments to the swap counterparties in the event the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay. In a typical swap agreement entered into by an UltraShort Fund or an UltraPro Short, the UltraShort Fund or the UltraPro Short Fund would be required to make payments to the swap counterparties in the event the benchmark increases and would be entitled to settlement payments in the event the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlation between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will enter into swap agreements only with large, well-capitalized and well established financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at December 31, 2011 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2011, the collateral posted by counterparties consisted of U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties, as those amounts are not similarly collateralized by the counterparty. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2011, the collateral posted by counterparties consisted of U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of December 31, 2011

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$570,751		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$707,177
		ProShares UltraShort DJ-UBS Crude Oil	3,145,557	*		ProShares Ultra DJ-UBS Crude Oil	11,372,726	*
		ProShares UltraShort DJ-UBS Natural Gas	1,381,010	*		ProShares UltraShort DJ-UBS Crude Oil	253,277
		ProShares UltraShort Gold	33,443,158	*		ProShares Ultra DJ-UBS Natural Gas	825,510	*
		ProShares UltraShort Silver	45,078,871	*		ProShares Ultra Gold	80,877,940	*
						ProShares Ultra Silver	179,387,623	*
						ProShares UltraShort Silver	2,002,298

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	6,850		Unrealized depreciation on foreign currency forward contracts	ProShares Ultra Euro	525,062
		ProShares UltraShort Euro	69,475,850			ProShares UltraShort Euro	2,044,896
		ProShares Ultra Yen	103,610			ProShares Ultra Yen	883
		ProShares UltraShort Yen	234,106			ProShares UltraShort Yen	4,598,252

VIX Futures Contracts	Receivables on open futures contracts	ProShares Ultra VIX Short-Term Futures ETF	141,600	*	Payable on open futures contracts	ProShares Ultra VIX Short-Term Futures ETF	904,390	*
		ProShares VIX Short-Term Futures ETF	295,500	*		ProShares VIX Short-Term Futures ETF	1,871,470	*
		ProShares Short VIX Short-Term Futures ETF	181,280	*		ProShares Short VIX Short-Term Futures ETF	91,100	*
		ProShares VIX Mid-Term Futures ETF	93,000	*		ProShares VIX Mid-Term Futures ETF	6,205,750	*

		Total Trust	$154,151,143	*		Total Trust	$291,668,354	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2010

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$1,755,750		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$164,150
		ProShares Ultra DJ-UBS Crude Oil	11,062,404	*		ProShares UltraShort DJ-UBS Crude Oil	6,496,028	*
		ProShares Ultra Gold	9,030,567	*		ProShares UltraShort Gold	3,284,141	*
		ProShares Ultra Silver	49,247,788	*		ProShares UltraShort Silver	10,529,765	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	353,487		Unrealized depreciation on foreign currency forward contracts	ProShares Ultra Euro	5,308
		ProShares UltraShort Euro	930,978			ProShares UltraShort Euro	24,125,055
		ProShares Ultra Yen	292,768			ProShares Ultra Yen	9,265
		ProShares UltraShort Yen	1,856,768			ProShares UltraShort Yen	17,994,422

		Total Trust	$74,530,510	*		Total Trust	$62,608,134	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2011

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$(2,051,498)	$(2,462,927)
		ProShares UltraShort DJ-UBS Commodity	(3,511,808)	734,901
		ProShares Ultra DJ-UBS Crude Oil	110,381,975	(22,435,130)
		ProShares UltraShort DJ-UBS Crude Oil	26,720,866	9,388,308
		ProShares Ultra DJ-UBS Natural Gas	(1,481,685)	(825,510)
		ProShares UltraShort DJ-UBS Natural Gas	1,776,461	1,381,010
		ProShares Ultra Gold	100,088,064	(89,908,507)
		ProShares UltraShort Gold	(45,179,461)	36,727,299
		ProShares Ultra Silver	(209,477,092)	(228,635,411)
		ProShares UltraShort Silver	(171,361,321)	53,606,338
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares Ultra Euro	354,369	(866,391)
		ProShares UltraShort Euro	(5,409,463)	90,625,031
		ProShares Ultra Yen	564,813	(180,776)
		ProShares UltraShort Yen	(50,029,053)	11,773,508
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares Ultra VIX Short-Term Futures ETF	(3,524,662)	(762,790)
		ProShares VIX Short-Term Futures ETF	3,732,227	(1,575,970)
		ProShares Short VIX Short-Term Futures ETF	1,355,975	90,180
		ProShares VIX Mid-Term Futures ETF	(514,060)	(6,112,750)

		Total Trust	$(247,565,353)	$(149,439,587)

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2010

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swaps and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$2,383,511	$577,782
		ProShares UltraShort DJ-UBS Commodity	(691,056)	52,455
		ProShares Ultra DJ-UBS Crude Oil	151,266,418	(26,944,472)
		ProShares UltraShort DJ-UBS Crude Oil	15,021,223	(2,449,639)
		ProShares Ultra Gold	76,437,234	14,459,027
		ProShares UltraShort Gold	(37,770,759)	(5,467,343)
		ProShares Ultra Silver	216,253,186	57,044,775
		ProShares UltraShort Silver	(89,054,103)	(13,573,564)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation/depreciation on foreign currency forward contracts	ProShares Ultra Euro	(602,156)	625,437
		ProShares UltraShort Euro	48,542,523	(25,149,044)
		ProShares Ultra Yen	826,717	599,316
		ProShares UltraShort Yen	(22,116,381)	(21,002,722)

		Total Trust	$360,496,357	$(21,227,992)

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2009

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$4,280,412	$993,385
		ProShares UltraShort DJ-UBS Commodity	(2,479,160)	209,596
		ProShares Ultra DJ-UBS Crude Oil	100,784,061	25,328,476
		ProShares UltraShort DJ-UBS Crude Oil	(15,768,595)	(495,799)
		ProShares Ultra Gold	39,926,104	(4,881,976)
		ProShares UltraShort Gold	(19,629,874)	2,119,235
		ProShares Ultra Silver	43,715,010	(7,532,115)
		ProShares UltraShort Silver	(40,785,230)	2,996,965
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation/depreciation on foreign currency forward contracts	ProShares Ultra Euro	699,029	(136,713)
		ProShares UltraShort Euro	(10,304,179)	1,803,814
		ProShares Ultra Yen	(241,945)	(114,239)
		ProShares UltraShort Yen	(6,039,297)	4,729,151

		Total Trust	$94,156,336	$25,019,780

NOTE 4 – AGREEMENTS

Management Fee

Each Leveraged Fund, Geared VIX Fund and Managed Futures Fund pays or will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. In the first year of the Leveraged Funds’ and VIX Funds’ operations, the Sponsor did not charge its fee in an amount equal to the organization and offering costs. The Sponsor reimbursed or will reimburse each Leveraged Fund, Geared VIX Fund and Managed Futures Fund, if applicable, to the extent that its offering costs exceeded or exceed 0.95% of its average daily NAV of each Fund for the first year of operations. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV. The Sponsor will not charge its fee in the first year of operation of each New Fund in an amount equal to the offering costs. The Sponsor has agreed to reimburse each New Fund to the extent that its offering costs exceed the Management Fee for the first year of operations. The Management Fee is or will be paid in consideration of the Sponsor’s services as commodity pool operator and commodity trading advisor, and for managing the business and affairs of the Funds. From the Management Fee, the Sponsor pays or will pay the fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent and the licensors for the Commodity Index Funds (Dow Jones & Company, Inc. and UBS Securities LLC, together, “DJ-UBS”), the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees. For the year ended December 31, 2011, the Sponsor paid and is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds. Each Fund incurs and pays, and each New Fund will incur and pay, its non-recurring and unusual fees and expenses.

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

Non-Recurring Fees and Expenses

Each Fund pays or will pay all non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring fees and expenses are fees and expenses such as legal claims and liabilities, litigation costs or indemnification or other material expenses which are not currently anticipated obligations of the Funds. Such fees and expenses are those that are non-recurring, unexpected or unusual in nature.

NOTE 5 – ORGANIZATION AND OFFERING COSTS

Organization costs are expensed as incurred and offering costs will be amortized by the Funds over a twelve month period on a straight-line basis. The Sponsor did not charge its Management Fee in the first year of operations of any Leveraged Fund, Geared VIX Fund or Matching VIX Fund in an amount equal to the organization and offering costs. The Sponsor reimbursed or will reimburse each Fund, except for the Matching VIX Funds, if its organization and offering costs exceeded 0.95% of its average daily NAV. The Sponsor reimbursed each Matching VIX Fund if its organization and offering costs exceeded 0.85% of its average daily NAV for the first year of operations.

Offering costs on the New Funds will be amortized over a twelve month period on a straight-line basis. The Sponsor will not charge its Management Fee in the first year of operations of each New Fund in an amount equal to the offering costs. The Sponsor has agreed to reimburse each New Fund to the extent that its offering costs exceed 0.95% of its average daily NAV for the first year of operations. At December 31, 2011, amounts payable for offering costs are reflected in the Statement of Financial Condition for each New Fund.

NOTE 6 – CREATION AND REDEMPTION OF CREATION UNITS

Each Fund issues and redeems or will issue and redeem shares from time to time, but only in one or more Creation Units. A Creation Unit is or will be a block of 50,000 Shares of a Geared Fund or a Managed Futures Fund and 25,000 Shares of a Matching VIX Fund. Creation Units may be created or redeemed only by Authorized Participants. As a result of the reverse share splits as described in Note 1, certain redemptions as disclosed in the Statements of Changes in Shareholders’ Equity reflect payment of fractional share balances on beneficial shareholder accounts.

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

Transaction Fees on Creation and Redemption Transactions

The manner by which Creation Units are purchased or redeemed is dictated by the terms of the Authorized Participant Agreement and Authorized Participant Handbook. By placing a purchase order, an Authorized Participant agrees to: (1) deposit cash with the Custodian; and (2) if permitted by the Sponsor in its sole discretion with respect to a VIX Fund, enter into or arrange for an exchange of futures contract for related position (“EFCRP”) or block trade with the VIX Fund whereby the Authorized Participant would also transfer to such Fund a number and type of exchange-traded VIX futures contracts at or near the closing settlement price for such contracts on the purchase order date.

Authorized Participants may pay a fixed transaction fee of up to $500 in connection with each order to create or redeem a Creation Unit in order to compensate BBH&Co., as the Administrator, the Custodian and the Transfer Agent of each Fund and its Shares, for services in processing the creation and redemption of Creation Units. Authorized Participants also may pay a variable transaction fee to the Fund of up to 0.10% of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of the transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.

Transaction fees for the years ended December 31, 2011, 2010 and 2009, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Ultra DJ-UBS Commodity	$1,754	$5,561	$9,028
UltraShort DJ-UBS Commodity	34,814	1,911	1,258
Ultra DJ-UBS Crude Oil	532,022	560,895	534,221
UltraShort DJ-UBS Crude Oil	244,564	241,115	188,773
Ultra DJ-UBS Natural Gas	641	—	—
UltraShort DJ-UBS Natural Gas	400	—	—
Ultra Gold	43,207	38,269	64,224
UltraShort Gold	57,263	24,530	41,076
Ultra Silver	454,059	77,861	49,367
UltraShort Silver	457,001	56,371	56,339
Ultra Euro	—	—	—
UltraShort Euro	—	—	—
Ultra Yen	—	—	—
UltraShort Yen	—	—	—
Ultra VIX Short-Term Futures ETF	3,421	—	—
VIX Short-Term Futures ETF	—	—	—
Short VIX Short-Term Futures ETF	754	—	—
VIX Mid-Term Futures ETF	—	—	—

Total Trust	$1,829,900	$1,006,513	$944,286

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the period ended December 31, 2011:

Ultra ProShares

For the Period Ended December 31, 2011

Per Share Operating Performance	Ultra DJ- UBS Commodity+	Ultra DJ- UBS Crude Oil*+	Ultra DJ- UBS Natural Gas++		Ultra Gold+	Ultra Silver*+	Ultra Euro+	Ultra Yen+
Net asset value, beginning of period	$36.3723	$50.0017	$40.0000		$69.2163	$78.1431	$25.7644	$33.4918

Net investment income (loss)	(0.3045)	(0.3807)	(0.0911)		(0.7724)	(0.7715)	(0.2495)	(0.3160)
Net realized and unrealized gain (loss)#	(10.1873)	(8.7382)	(19.5132)		7.4627	(34.1813)	(1.6289)	3.2946
Change in net asset value from operations	(10.4918)	(9.1189)	(19.6043)		6.6903	(34.9528)	(1.8784)	2.9786
Net asset value, at December 31, 2011	$25.8805	$40.8828	$20.3957		$75.9066	$43.1903	$23.8860	$36.4704

Market value per share, at December 31, 2010†	$36.27	$49.98	$40.00		$70.72	$79.30	$25.86	$33.29
Market value per share, at December 31, 2011†	$25.64	$40.94	$20.27		$79.01	$41.65	$23.87	$36.50

Total Return, at net asset value	(28.8)%	(18.2)%	(49.0	)%^	9.7%	(44.7)%	(7.3)%	8.9%
Total Return, at market value	(29.3)%	(18.1)%	(49.3	)%^	11.7%	(47.5)%	(7.7)%	9.6%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(0.98)%	(1.25	)%**	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95	)%**	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.93)%	(1.25	)%**	(0.91)%	(0.90)%	(0.90)%	(0.91)%

*	See Note 1 of these Notes to Financial Statements.
+	For the year ended December 31, 2011.
++	From commencement of operations, October 4, 2011, through December 31, 2011.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2011.

The returns for a share outstanding for 2011 are calculated based on the initial offering price upon commencement of investment operations of $40.0000.

**	Percentages are annualized.

UltraShort ProShares

For the Period Ended December 31, 2011

Per Share Operating Performance	UltraShort DJ-UBS Commodity*+	UltraShort DJ-UBS Crude Oil*+	UltraShort DJ-UBS Natural Gas++		UltraShort Gold+	UltraShort Silver*+	UltraShort Euro+	UltraShort Yen*+
Net asset value, beginning of period	$47.9976	$50.8516	$40.0000		$28.3706	$39.8927	$20.2928	$47.0232

Net investment income (loss)	(0.4380)	(0.4253)	(0.1561)		(0.1842)	(0.1457)	(0.1657)	(0.3964)
Net realized and unrealized gain (loss)#	9.3611	(11.6112)	31.5721		(7.5085)	(24.4116)	0.2086	(5.6711)
Change in net asset value from operations	8.9231	(12.0365)	31.4160		(7.6927)	(24.5573)	0.0429	(6.0675)
Net asset value, at December 31, 2011	$56.9207	$38.8151	$71.4160		$20.6779	$15.3354	$20.3357	$40.9557

Market value per share, at December 31, 2010†	$48.30	$50.85	$40.00		$27.80	$39.28	$20.31	$47.01
Market value per share, at December 31, 2011†	$56.19	$38.69	$71.88		$19.81	$15.87	$20.35	$40.95

Total Return, at net asset value	18.6%	(23.7)%	78.5	%^	(27.1)%	(61.6)%	0.2%	(12.9)%
Total Return, at market value	16.3%	(23.9)%	79.7	%^	(28.7)%	(59.6)%	0.2%	(12.9)%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(0.99)%	(1.29	)%**	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95	)%**	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.94)%	(1.28	)%**	(0.91)%	(0.91)%	(0.91)%	(0.89)%

*	See Note 1 of these Notes to Financial Statements.
+	For the year ended December 31, 2011.
++	From commencement of operations, October 4, 2011, through December 31, 2011.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2011.

The returns for a share outstanding for 2011 are calculated based on the initial offering price upon commencement of investment operations of $40.0000.

**	Percentages are annualized.

VIX ProShares

For the Period Ended December 31, 2011

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF+		VIX Short- Term Futures ETF++		Short VIX Short-Term Futures ETF+		VIX Mid- Term Futures ETF++
Net asset value, beginning of period	$40.0000		$80.0000		$40.0000		$80.0000

Net investment income (loss)	(0.0595)		(0.5192)		(0.1398)		(0.5950)
Net realized and unrealized gain (loss)#	(27.5893)		(3.1070)		11.8725		(5.2654)
Change in net asset value from operations	(27.6488)		(3.6262)		11.7327		(5.8604)
Net asset value, at December 31, 2011	$12.3512		$76.3738		$51.7327		$74.1396

Market value per share, at December 31, 2010†	$40.00		$80.00		$40.00		$80.00
Market value per share, at December 31, 2011†	$12.16		$75.74		$52.28		$74.13

Total Return, at net asset value	(69.1	)%^	(4.5	)%^	29.3	%^	(7.3	)%^
Total Return, at market value	(69.6	)%^	(5.3	)%^	30.7	%^	(7.3	)%^

Ratios to Average Net Assets

Expense ratio	(1.41	)%**	(0.85	)%**	(1.19	)%**	(0.85	)%**
Expense ratio, excluding brokerage commissions	(0.95	)%**	(0.85	)%**	(0.95	)%**	(0.85	)%**
Net investment income (loss)	(1.41	)%**	(0.81	)%**	(1.19	)%**	(0.82	)%**

+	From commencement of operations, October 3, 2011, through December 31, 2011.
++	From commencement of operations, January 3, 2011, through December 31, 2011.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2011.

The returns for a share outstanding for 2011 are calculated based on the initial offering price upon commencement of investment operations of $40.0000 for ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF and $80.0000 for ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF.

**	Percentages are annualized.

Selected data for a Share outstanding throughout the year ended December 31, 2010:

Ultra ProShares

For the Year Ended December 31, 2010

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil*	Ultra Gold	Ultra Silver*	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2009	$28.2051	$50.4982	$44.0778	$28.5129	$30.1257	$26.1393

Net investment income (loss)	(0.2066)	(0.3581)	(0.4407)	(0.3070)	(0.2022)	(0.2376)
Net realized and unrealized gain (loss)#	8.3738	(0.1384)	25.5792	49.9372	(4.1591)	7.5901
Change in net asset value from operations	8.1672	(0.4965)	25.1385	49.6302	(4.3613)	7.3525
Net asset value, at December 31, 2010	$36.3723	$50.0017	$69.2163	$78.1431	$25.7644	$33.4918

Market value per share, at December 31, 2009†	$28.43	$50.72	$44.68	$28.08	$30.17	$26.58
Market value per share, at December 31, 2010†	$36.27	$49.98	$70.72	$79.30	$25.86	$33.29

Total Return, at net asset value	29.0%	(1.0)%	57.0%	174.1%	(14.5)%	28.1%
Total Return, at market value	27.6%	(1.5)%	58.3%	182.4%	(14.3)%	25.2%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.78)%	(0.86)%	(0.81)%	(0.81)%	(0.81)%	(0.81)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

UltraShort ProShares

For the Year Ended December 31, 2010

Per Share Operating Performance	UltraShort DJ-UBS Commodity*	UltraShort DJ-UBS Crude Oil*	UltraShort Gold*	UltraShort Silver*	UltraShort Euro	UltraShort Yen*
Net asset value, at December 31, 2009	$73.1052	$68.4432	$52.4052	$188.3683	$18.6755	$64.2739

Net investment income (loss)	(0.6245)	(0.5639)	(0.3125)	(0.7945)	(0.1694)	(0.4349)
Net realized and unrealized gain (loss)#	(24.4831)	(17.0277)	(23.7221)	(147.6811)	1.7867	(16.8158)
Change in net asset value from operations	(25.1076)	(17.5916)	(24.0346)	(148.4756)	1.6173	(17.2507)
Net asset value, at December 31, 2010	$47.9976	$50.8516	$28.3706	$39.8927	$20.2928	$47.0232

Market value per share, at December 31, 2009†	$73.25	$68.25	$51.75	$191.60	$18.70	$63.90
Market value per share, at December 31, 2010†	$48.30	$50.85	$27.80	$39.28	$20.31	$47.01

Total Return, at net asset value	(34.3)%	(25.7)%	(45.9)%	(78.8)%	8.7%	(26.8)%
Total Return, at market value	(34.1)%	(25.5)%	(46.3)%	(79.5)%	8.6%	(26.4)%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(1.01)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.82)%	(0.88)%	(0.81)%	(0.81)%	(0.79)%	(0.80)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

Selected data for a Share outstanding throughout the year ended December 31, 2009:

Ultra ProShares

For the Year Ended December 31, 2009

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil*	Ultra Gold	Ultra Silver*	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2008	$22.1647	$59.1246	$30.8181	$14.3011	$29.2400	$28.4465

Net investment income (loss)	(0.2142)	(0.4095)	(0.3383)	(0.2286)	(0.2640)	(0.2383)
Net realized and unrealized gain (loss)#	6.2546	(8.2169)	13.5980	14.4404	1.1497	(2.0689)
Change in net asset value from operations	6.0404	(8.6264)	13.2597	14.2118	0.8857	(2.3072)
Net asset value, at December 31, 2009	$28.2051	$50.4982	$44.0778	$28.5129	$30.1257	$26.1393

Market value per share, at December 31, 2008†	$22.15	$54.76	$31.60	$15.75	$29.49	$28.66
Market value per share, at December 31, 2009†	$28.43	$50.72	$44.68	$28.08	$30.17	$26.58

Total Return, at net asset value	27.3%	(14.6)%	43.0%	99.4%	3.0%	(8.1)%
Total Return, at market value	28.4%	(7.4)%	41.4%	78.3%	2.3%	(7.3)%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(1.04)%	(0.95)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(1.00)%	(0.91)%	(0.92)%	(0.91)%	(0.91)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

UltraShort ProShares

For the Year Ended December 31, 2009

Per Share Operating Performance	UltraShort DJ-UBS Commodity*	UltraShort DJ-UBS Crude Oil*	UltraShort Gold*	UltraShort Silver*	UltraShort Euro	UltraShort Yen*
Net asset value, at December 31, 2008	$133.9741	$145.0196	$96.8701	$784.0284	$20.9453	$64.9894

Net investment income (loss)	(0.9385)	(0.8992)	(0.6198)	(2.4013)	(0.1758)	(0.5977)
Net realized and unrealized gain (loss)	(59.9304)	(75.6772)	(43.8451)	(593.2588)	(2.0940)	(0.1178)
Change in net asset value from operations	(60.8689)	(76.5764)	(44.4649)	(595.6601)	(2.2698)	(0.7155)
Net asset value, at December 31, 2009	$73.1052	$68.4432	$52.4052	$188.3683	$18.6755	$64.2739

Market value per share, at December 31, 2008†	$137.90	$158.30	$95.50	$700.40	$21.26	$65.55
Market value per share, at December 31, 2009†	$73.25	$68.25	$51.75	$191.60	$18.70	$63.90

Total Return, at net asset value	(45.4)%	(52.8)%	(45.9)%	(76.0)%	(10.8)%	(1.1)%
Total Return, at market value	(46.9)%	(56.9)%	(45.8)%	(72.6)%	(12.0)%	(2.5)%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(1.07)%	(0.96)%	(0.96)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.93)%	(1.03)%	(0.92)%	(0.92)%	(0.89)%	(0.89)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

NOTE 8 – RISK

Correlation and Compounding Risk

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than one day because mathematical compounding prevents the Funds from achieving such results. Accordingly, results over periods of time greater than one day should not be expected to be a simple inverse correlation (-1x) or multiple (3x or 2x) or inverse multiple (-3x or -2x) of the period return of the corresponding benchmark and will likely differ significantly. The Geared Funds seek daily results as measured from the calculation of one NAV to the next. The Matching VIX Funds seek to achieve their stated investment objective both over a single day and over time. The Managed Futures Funds seek to achieve their stated investment objective over time.

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

Compounding affects all investments, but has a more significant impact on a Geared Fund. The Geared Funds are “geared” in the sense that they have investment objectives to match a multiple, the inverse or a multiple of the inverse of the performance of an index on a given day. These Funds are subject to all of the correlation risks described above. In addition, there is a special form of correlation risk that derives from such Funds’ having a single day investment objective in combination with the use of leverage, which is that for periods greater than one day, the effect of compounding may cause the performance of a Fund to be either greater than or less than the index performance (or the inverse of the index performance) times the stated multiple in the Fund objective, before accounting for fees and fund expenses. This effect can be even more significant in the case of the Leveraged Funds due to the use of leverage. The Geared Funds are designed to provide leveraged (e.g. 3x or 2x), inverse (e.g. -1x) or inverse leveraged (e.g. -3x or -2x) results on a daily basis (before fees and expenses). Investors should monitor their holdings consistent with their strategies, as frequently as daily.

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

“Contango” and “Backwardation” Risk

In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2011 may specify a January 2012 expiration. For an UltraPro Fund, an Ultra Fund and a VIX Fund, as that contract nears expiration, it may be replaced by selling the January 2012 contract and purchasing the contract expiring in March 2012. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2012 contract would take place at a price that is higher than the price at which the March 2012 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an UltraPro Fund, an Ultra Fund or a VIX Fund that invests in such futures and positively affect an UltraShort Fund, a Short Fund or an UltraPro Short Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds, UltraShort Funds and UltraPro Short and positively affect the UltraPro Funds, Ultra Funds and existing VIX Funds.

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

NOTE 9 – LEGAL PROCEEDINGS

The Trust and certain principals of the Sponsor are defendants (along with several other parties) in a consolidated class action lawsuit styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935, filed in the United States District Court for the Southern District of New York. The complaint, as amended, alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by including untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs and allegedly failing to adequately disclose the Funds’ investment objectives and risks. The six Funds of the Trust named in the complaint are ProShares Ultra Silver, ProShares UltraShort Gold, ProShares Ultra Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort Silver. The Trust believes the complaint is without merit and that the anticipated outcome will not adversely impact the operation of the Trust or any of its Funds. Accordingly, no loss contingency has been recorded in the balance sheet and the amount of loss, if any, cannot be reasonably estimated at this time.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Trust’s and the Funds’ financial statements through the date the financial statements were issued. The subsequent events were as follows:

Effective Monday, January 2, 2012, the official name for the Dow Jones-UBS Crude Oil Sub-IndexSM (Ticker: DJUBSCL) changed to the Dow Jones-UBS WTI Crude Oil Sub-IndexSM. The ticker did not change as a result of the name change.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg
By: Louis Mayberg
Principal Executive Officer
Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Louis Mayberg
By: Louis Mayberg
Principal Executive Officer
Date: February 29, 2012

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer
Date: February 29, 2012