Form 10-Q
period 2012-03-31
ProShares Trust II
filed 2012-05-10
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012.

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

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$87,639	$59,453
Short-term U.S. government and agency obligations (Note 3) (cost $9,341,574 and $9,713,956, respectively)	9,341,730	9,713,685

Total assets	9,429,369	9,773,138

Liabilities and shareholders’ equity
Liabilities
Management fee payable	7,697	7,432
Unrealized depreciation on swap agreements	285,852	707,177

Total liabilities	293,549	714,609

Shareholders’ equity
Shareholders’ equity	9,135,820	9,058,529

Total liabilities and shareholders’ equity	$9,429,369	$9,773,138

Shares outstanding	350,014	350,014

Net asset value per share	$26.10	$25.88

Market value per share (Note 2)	$25.90	$25.64

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (102% of shareholders’ equity)
U.S. Treasury Bills:
0.018% due 04/05/12†	$5,008,000	$5,007,994
0.073% due 05/03/12†	2,353,000	2,352,935
0.011% due 05/10/12†	130,000	129,995
0.076% due 06/07/12	1,851,000	1,850,806

Total short-term U.S. government and agency obligations (cost $9,341,574)		$9,341,730

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	04/09/12	$4,458,414	$(78,418)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	04/09/12	13,814,430	(207,434)

			$(285,852)

†	All or partial amount segregated as collateral for swap agreements.
^	The positions and counterparties herein are as of March 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Investment Income
Interest	$525	$5,859

Expenses
Management fee	22,538	46,113

Total expenses	22,538	46,113

Net investment income (loss)	(22,013)	(40,254)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(322,448)	3,204,121

Net realized gain (loss)	(322,448)	3,204,121

Change in net unrealized appreciation/depreciation on
Swap agreements	421,325	(1,431,654)
Short-term U.S. government and agency obligations	427	260

Change in net unrealized appreciation/depreciation	421,752	(1,431,394)

Net realized and unrealized gain (loss)	99,304	1,772,727

Net income (loss)	$77,291	$1,732,473

Net income (loss) per weighted-average share	$0.22	$3.23

Weighted-average shares outstanding	350,014	536,681

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$9,058,529

Net investment income (loss)	(22,013)
Net realized gain (loss)	(322,448)
Change in net unrealized appreciation/depreciation	421,752

Net income (loss)	77,291

Shareholders’ equity, at March 31, 2012	$9,135,820

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flow from operating activities
Net income (loss)	$77,291	$1,732,473
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	372,382	(4,945,489)
Change in unrealized appreciation/depreciation on investments	(421,752)	1,431,394
Increase (Decrease) in management fee payable	265	3,235
Increase (Decrease) in payable for investments purchased	—	2,564,681

Net cash provided by (used in) operating activities	28,186	786,294

Cash flow from financing activities
Proceeds from addition of shares	—	1,782,755
Net increase (decrease) in cash	28,186	2,569,049
Cash, beginning of period	59,453	17,743

Cash, end of period	$87,639	$2,586,792

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$88,574	$9,060
Short-term U.S. government and agency obligations (Note 3) (cost $8,509,649 and $8,534,904, respectively)	8,509,788	8,534,690
Unrealized appreciation on swap agreements	209,663	570,751

Total assets	8,808,025	9,114,501

Liabilities and shareholders’ equity
Liabilities
Management fee payable	6,807	7,355

Total liabilities	6,807	7,355

Shareholders’ equity
Shareholders’ equity	8,801,218	9,107,146

Total liabilities and shareholders’ equity	$8,808,025	$9,114,501

Shares outstanding	159,997	159,997

Net asset value per share (Note 1)	$55.01	$56.92

Market value per share (Note 1) (Note 2)	$54.71	$56.19

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (97% of shareholders’ equity)
U.S. Treasury Bills:
0.032% due 04/05/12†	$2,165,000	$2,164,997
0.076% due 05/03/12	4,375,000	4,374,880
0.011% due 05/10/12†	1,776,000	1,775,931
0.080% due 06/07/12†	194,000	193,980

Total short-term U.S. government and agency obligations (cost $8,509,649)		$8,509,788

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	04/09/12	$(6,398,794)	$55,708
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	04/09/12	(11,213,743)	153,955

			$209,663

†	All or partial amount segregated as collateral for swap agreements.
^	The positions and counterparties herein are as of March 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Investment Income
Interest	$681	$740

Expenses
Management fee	20,184	5,477

Total expenses	20,184	5,477

Net investment income (loss)	(19,503)	(4,737)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	74,310	(384,313)
Short-term U.S. government and agency obligations	—	(3)

Net realized gain (loss)	74,310	(384,316)

Change in net unrealized appreciation/depreciation on
Swap agreements	(361,088)	83,134
Short-term U.S. government and agency obligations	353	(42)

Change in net unrealized appreciation/depreciation	(360,735)	83,092

Net realized and unrealized gain (loss)	(286,425)	(301,224)

Net income (loss)	$(305,928)	$(305,961)

Net income (loss) per weighted-average share (Note 1)	$(1.91)	$(6.11)

Weighted-average shares outstanding (Note 1)	159,997	50,112

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$9,107,146

Net investment income (loss)	(19,503)
Net realized gain (loss)	74,310
Change in net unrealized appreciation/depreciation	(360,735)

Net income (loss)	(305,928)

Shareholders’ equity, at March 31, 2012	$8,801,218

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flow from operating activities
Net income (loss)	$(305,928)	$(305,961)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	25,255	(1,030,899)
Change in unrealized appreciation/depreciation on investments	360,735	(83,092)
Increase (Decrease) in management fee payable	(548)	917
Increase (Decrease) in payable for investments purchased	—	546,932

Net cash provided by (used in) operating activities	79,514	(872,103)

Cash flow from financing activities
Proceeds from addition of shares	—	1,426,814
Payment on shares redeemed	—	(253)

Net cash provided by (used in) financing activities	—	1,426,561

Net increase (decrease) in cash	79,514	554,458
Cash, beginning of period	9,060	10,654

Cash, end of period	$88,574	$565,112

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$506,940	$495,671
Segregated cash balances with brokers for futures contracts	14,492,925	14,202,793
Short-term U.S. government and agency obligations (Note 3) (cost $252,969,239 and $246,926,093, respectively)	252,974,215	246,919,569
Receivable from capital shares sold	10,705,399	—
Receivable on open futures contracts	505,200	—

Total assets	279,184,679	261,618,033

Liabilities and shareholders’ equity
Liabilities
Management fee payable	226,744	215,315
Unrealized depreciation on swap agreements	7,135,228	10,007,396

Total liabilities	7,361,972	10,222,711

Shareholders’ equity
Shareholders’ equity	271,822,707	251,395,322

Total liabilities and shareholders’ equity	$279,184,679	$261,618,033

Shares outstanding	6,349,170	6,149,170

Net asset value per share (Note 1)	$42.81	$40.88

Market value per share (Note 1) (Note 2)	$42.91	$40.94

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (93% of shareholders’ equity)
U.S. Treasury Bills:
0.007% due 04/05/12†	$32,814,000	$32,813,961
0.013% due 04/12/12†	30,491,000	30,491,000
0.076% due 05/03/12	8,605,000	8,604,764
0.011% due 05/10/12†	2,601,000	2,600,899
0.090% due 05/17/12†	16,513,000	16,512,133
0.064% due 05/24/12†	36,832,000	36,829,495
0.066% due 05/31/12	3,928,000	3,927,664
0.077% due 06/07/12	68,400,000	68,392,825
0.074% due 06/21/12	3,401,000	3,400,528
0.065% due 06/28/12†	49,409,000	49,400,946

Total short-term U.S. government and agency obligations (cost $252,969,239)		$252,974,215

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil—NYMEX, expires May 2012	2,105	$216,857,100	$4,852,130

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS WTI Crude Oil Sub-Index	04/09/12	$105,834,877	$(2,405,176)
Swap agreement with Societe Generale S.A. based on Dow Jones- UBS WTI Crude Oil Sub-Index	04/09/12	95,096,315	(1,553,313)
Swap agreement with UBS AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	04/09/12	125,826,238	(3,176,739)

			$(7,135,228)

†	All or partial amount segregated as collateral for swap agreements.
††	Cash collateral in the amount of $14,492,925 was pledged to cover margin requirements for open futures contracts as of March 31, 2012.
^	The positions and counterparties herein are as of March 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Investment Income
Interest	$13,088	$98,318

Expenses
Management fee	647,729	799,043
Brokerage commissions	9,677	29,669

Total expenses	657,406	828,712

Net investment income (loss)	(644,318)	(730,394)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	41,437	22,660,320
Swap agreements	15,502,698	59,524,107
Short-term U.S. government and agency obligations	(142)	4,929

Net realized gain (loss)	15,543,993	82,189,356

Change in net unrealized appreciation/depreciation on
Futures contracts	6,217,460	14,304,380
Swap agreements	2,872,168	(9,434,120)
Short-term U.S. government and agency obligations	11,500	4,179

Change in net unrealized appreciation/depreciation	9,101,128	4,874,439

Net realized and unrealized gain (loss)	24,645,121	87,063,795

Net income (loss)	$24,000,803	$86,333,401

Net income (loss) per weighted-average share (Note 1)	$3.81	$12.32

Weighted-average shares outstanding (Note 1)	6,298,071	7,008,365

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$251,395,322

Addition of 3,200,000 shares	129,360,697
Redemption of 3,000,000 shares	(132,934,115)

Net addition (redemption) of 200,000 shares	(3,573,418)

Net investment income (loss)	(644,318)
Net realized gain (loss)	15,543,993
Change in net unrealized appreciation/depreciation	9,101,128

Net income (loss)	24,000,803

Shareholders’ equity, at March 31, 2012	$271,822,707

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flow from operating activities
Net income (loss)	$24,000,803	$86,333,401
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(290,132)	(3,442,500)
Net sale (purchase) of short-term U.S. government and agency obligations	(6,043,146)	(43,303,949)
Change in unrealized appreciation/depreciation on investments	(2,883,668)	9,429,941
Decrease (Increase) in receivable on futures contracts	(505,200)	(1,691,769)
Increase (Decrease) in management fee payable	11,429	56,684
Increase (Decrease) in payable for investments purchased	—	1,072,866

Net cash provided by (used in) operating activities	14,290,086	48,454,674

Cash flow from financing activities
Proceeds from addition of shares	118,655,298	437,312,733
Payment on shares redeemed	(132,934,115)	(482,692,837)

Net cash provided by (used in) financing activities	(14,278,817)	(45,380,104)

Net increase (decrease) in cash	11,269	3,074,570
Cash, beginning of period	495,671	905,158

Cash, end of period	$506,940	$3,979,728

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$319,594	$265,258
Segregated cash balances with brokers for futures contracts	8,033,801	9,078,683
Short-term U.S. government and agency obligations (Note 3) (cost $158,851,866 and $131,936,844, respectively)	158,856,244	131,934,193
Unrealized appreciation on swap agreements	2,791,720	2,645,240
Receivable on open futures contracts	—	576,597

Total assets	170,001,359	144,499,971

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	15,856,205	—
Management fee payable	127,545	110,078

Total liabilities	15,983,750	110,078

Shareholders’ equity
Shareholders’ equity	154,017,609	144,389,893

Total liabilities and shareholders’ equity	$170,001,359	$144,499,971

Shares outstanding	4,369,944	3,719,944

Net asset value per share (Note 1)	$35.24	$38.82

Market value per share (Note 1) (Note 2)	$35.16	$38.69

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (103% of shareholders’ equity)
U.S. Treasury Bills:
0.025% due 04/05/12	$27,595,000	$27,594,967
0.101% due 04/19/12	1,370,000	1,369,978
0.059% due 05/03/12	8,207,000	8,206,775
0.011% due 05/10/12	8,710,000	8,709,660
0.089% due 05/17/12†	6,401,000	6,400,664
0.081% due 05/24/12†	51,112,000	51,108,525
0.080% due 06/07/12	17,643,000	17,641,149
0.071% due 06/21/12†	28,485,000	28,481,049
0.066% due 06/28/12†	9,345,000	9,343,477

Total short-term U.S. government and agency obligations (cost $158,851,866)		$158,856,244

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil—NYMEX, expires May 2012	1,211	$124,757,220	$(801,130)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS WTI Crude Oil Sub-Index	04/09/12	$(58,063,468)	$766,808
Swap agreement with Societe Generale S.A. based on Dow Jones- UBS WTI Crude Oil Sub-Index	04/09/12	(69,771,793)	1,682,250
Swap agreement with UBS AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	04/09/12	(55,399,216)	342,662

			$2,791,720

†	All or partial amount segregated as collateral for swap agreements.
††	Cash collateral in the amount of $8,033,801 was pledged to cover margin requirements for open futures contracts as of March 31, 2012.
^	The positions and counterparties herein are as of March 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Investment Income
Interest	$10,125	$36,450

Expenses
Management fee	340,146	298,212
Brokerage commissions	5,904	15,649

Total expenses	346,050	313,861

Net investment income (loss)	(335,925)	(277,411)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(130,237)	(4,611,590)
Swap agreements	(3,701,374)	(9,323,639)
Short-term U.S. government and agency obligations	(791)	427

Net realized gain (loss)	(3,832,402)	(13,934,802)

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,048,170)	(737,560)
Swap agreements	146,480	3,519,018
Short-term U.S. government and agency obligations	7,029	1,160

Change in net unrealized appreciation/depreciation	(894,661)	2,782,618

Net realized and unrealized gain (loss)	(4,727,063)	(11,152,184)

Net income (loss)	$(5,062,988)	$(11,429,595)

Net income (loss) per weighted-average share (Note 1)	$(1.24)	$(4.42)

Weighted-average shares outstanding (Note 1)	4,082,032	2,583,207

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$144,389,893

Addition of 2,300,000 shares	77,519,159
Redemption of 1,650,000 shares	(62,828,455)

Net addition (redemption) of 650,000 shares	14,690,704

Net investment income (loss)	(335,925)
Net realized gain (loss)	(3,832,402)
Change in net unrealized appreciation/depreciation	(894,661)

Net income (loss)	(5,062,988)

Shareholders’ equity, at March 31, 2012	$154,017,609

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flow from operating activities
Net income (loss)	$(5,062,988)	$(11,429,595)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	1,044,882	(3,206,250)
Net sale (purchase) of short-term U.S. government and agency obligations	(26,915,022)	3,968,911
Change in unrealized appreciation/depreciation on investments	(153,509)	(3,520,178)
Decrease (Increase) in receivable on futures contracts	576,597	—
Increase (Decrease) in management fee payable	17,467	(1,879)
Increase (Decrease) in payable for investments purchased	—	2,564,680
Increase (Decrease) in payable on futures contracts	—	1,798,110

Net cash provided by (used in) operating activities	(30,492,573)	(9,826,201)

Cash flow from financing activities
Proceeds from addition of shares	77,519,159	122,260,245
Payment on shares redeemed	(46,972,250)	(112,545,561)

Net cash provided by (used in) financing activities	30,546,909	9,714,684

Net increase (decrease) in cash	54,336	(111,517)
Cash, beginning of period	265,258	4,007,347

Cash, end of period	$319,594	$3,895,830

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$1,363,262	$3,361,868
Segregated cash balances with brokers for futures contracts	8,964,062	725,409
Short-term U.S. government and agency obligations (Note 3) (cost $25,916,211 and $0, respectively)	25,917,041	—
Offering costs (Note 5)	13,531	20,150

Total assets	36,257,896	4,107,427

Liabilities and shareholders’ equity
Liabilities
Management fee payable	45,467	1,454
Payable for offering costs	26,624	26,624

Total liabilities	72,091	28,078

Shareholders’ equity
Shareholders’ equity	36,185,805	4,079,349

Total liabilities and shareholders’ equity	$36,257,896	$4,107,427

Shares outstanding	960,002	40,002

Net asset value per share (Note 10)	$37.69	$101.98

Market value per share (Note 2) (Note 10)	$37.40	$101.35

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (72% of shareholders’ equity)
U.S. Treasury Bills:
0.048% due 04/12/12	$702,000	$702,000
0.100% due 04/19/12	2,984,000	2,983,953
0.056% due 05/03/12	2,068,000	2,067,943
0.075% due 05/24/12	13,197,000	13,196,103
0.078% due 06/07/12	3,074,000	3,073,677
0.065% due 06/28/12	3,894,000	3,893,365

Total short-term U.S. government and agency obligations (cost $25,916,211)		$25,917,041

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas—NYMEX, expires May 2012	3,404	$72,369,040	$(16,368,820)

††	Cash collateral in the amount of $8,964,062 was pledged to cover margin requirements for open futures contracts as of March 31, 2012.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Three months ended March 31, 2012
Investment Income
Interest	$2,119

Expenses
Management fee	47,372
Brokerage commissions	16,074
Offering costs	6,619

Total expenses	70,065

Net investment income (loss)	(67,946)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(5,158,571)
Short-term U.S. government and agency obligations	119

Net realized gain (loss)	(5,158,452)

Change in net unrealized appreciation/depreciation on
Futures contracts	(15,543,310)
Short-term U.S. government and agency obligations	830

Change in net unrealized appreciation/depreciation	(15,542,480)

Net realized and unrealized gain (loss)	(20,700,932)

Net income (loss)	$(20,768,878)

Net income (loss) per weighted-average share (Note 10)	$(50.64)

Weighted-average shares outstanding (Note 10)	410,112

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$4,079,349

Addition of 920,000 shares (Note 10)	52,875,334

Net investment income (loss)	(67,946)
Net realized gain (loss)	(5,158,452)
Change in net unrealized appreciation/depreciation	(15,542,480)

Net income (loss)	(20,768,878)

Shareholders’ equity, at March 31, 2012	$36,185,805

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$(20,768,878)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(8,238,653)
Net sale (purchase) of short-term U.S. government and agency obligations	(25,916,211)
Change in unrealized appreciation/depreciation on investments	(830)
Change in offering cost	6,619
Increase (Decrease) in management fee payable	44,013

Net cash provided by (used in) operating activities	(54,873,940)

Cash flow from financing activities
Proceeds from addition of shares	52,875,334

Net cash provided by (used in) financing activities	52,875,334

Net increase (decrease) in cash	(1,998,606)
Cash, beginning of period	3,361,868

Cash, end of period	$1,363,262

See accompanying notes to financial statements.

PROSHARES SHORT DJ-UBS NATURAL GAS*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	29,090	29,090

Total assets	29,290	29,290

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	29,090	29,090

Total liabilities	29,090	29,090

Shareholders’ equity
Shareholders’ equity	200	200

Total liabilities and shareholders’ equity	$29,290	$29,290

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$796,287	$2,969,266
Segregated cash balances with brokers for futures contracts	5,874,120	1,439,775
Short-term U.S. government and agency obligations (Note 3) (cost $15,117,581 and $2,621,895, respectively)	15,117,758	2,621,684
Receivable on open futures contracts	277,787	123,128
Offering costs (Note 5)	13,531	20,150

Total assets	22,079,483	7,174,003

Liabilities and shareholders’ equity
Liabilities
Management fee payable	27,555	5,069
Payable for offering costs	26,624	26,624

Total liabilities	54,179	31,693

Shareholders’ equity
Shareholders’ equity	22,025,304	7,142,310

Total liabilities and shareholders’ equity	$22,079,483	$7,174,003

Shares outstanding	450,030	300,030

Net asset value per share (Note 10)	$48.94	$23.81

Market value per share (Note 2) (Note 10)	$49.35	$23.96

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(69% of shareholders’ equity)
U.S. Treasury Bills:
0.046% due 04/05/12	$1,616,000	$1,615,998
0.048% due 04/12/12	519,000	519,000
0.101% due 04/19/12	291,000	290,995
0.076% due 05/03/12	806,000	805,978
0.011% due 05/10/12	2,622,000	2,621,898
0.067% due 05/17/12	506,000	505,974
0.080% due 05/24/12	2,205,000	2,204,850
0.066% due 05/31/12	500,000	499,957
0.078% due 06/07/12	1,626,000	1,625,830
0.066% due 06/28/12	4,428,000	4,427,278

Total short-term U.S. government and agency obligations (cost $15,117,581)		$15,117,758

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas—NYMEX, expires May 2012	2,072	$44,050,720	$7,311,970

††	Cash collateral in the amount of $5,874,120 was pledged to cover margin requirements for open futures contracts as of March 31, 2012.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Three months ended March 31, 2012
Investment Income
Interest	$863

Expenses
Management fee	25,021
Brokerage commissions	13,766
Offering costs	6,619

Total expenses	45,406

Net investment income (loss)	(44,543)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	4,437,111
Short-term U.S. government and agency obligations	(167)

Net realized gain (loss)	4,436,944

Change in net unrealized appreciation/depreciation on
Futures contracts	5,930,960
Short-term U.S. government and agency obligations	388

Change in net unrealized appreciation/depreciation	5,931,348

Net realized and unrealized gain (loss)	10,368,292

Net income (loss)	$10,323,749

Net income (loss) per weighted-average share (Note 10)	$25.05

Weighted-average shares outstanding (Note 10)	412,118

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$7,142,310

Addition of 450,000 shares (Note 10)	13,524,375
Redemption of 300,000 shares (Note 10)	(8,965,130)

Net addition (redemption) of 150,000 shares (Note 10)	4,559,245

Net investment income (loss)	(44,543)
Net realized gain (loss)	4,436,944
Change in net unrealized appreciation/depreciation	5,931,348

Net income (loss)	10,323,749

Shareholders’ equity, at March 31, 2012	$22,025,304

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$10,323,749
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(4,434,345)
Net sale (purchase) of short-term U.S. government and agency obligations	(12,495,686)
Change in unrealized appreciation/depreciation on investments	(388)
Decrease (Increase) in receivable on futures contracts	(154,659)
Change in offering cost	6,619
Increase (Decrease) in management fee payable	22,486

Net cash provided by (used in) operating activities	(6,732,224)

Cash flow from financing activities
Proceeds from addition of shares	13,524,375
Payment on shares redeemed	(8,965,130)

Net cash provided by (used in) financing activities	4,559,245

Net increase (decrease) in cash	(2,172,979)
Cash, beginning of period	2,969,266

Cash, end of period	$796,287

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$394,462	$400,533
Segregated cash balances with brokers for futures contracts	20,250	22,950
Short-term U.S. government and agency obligations (Note 3) (cost $390,580,338 and $399,322,327, respectively)	390,588,955	399,317,740
Receivable from capital shares sold	—	7,796,997
Receivable on open futures contracts	2,280	540

Total assets	391,005,947	407,538,760

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,388,518	—
Management fee payable	317,565	303,120
Unrealized depreciation on forward agreements	4,411,946	80,836,280

Total liabilities	9,118,029	81,139,400

Shareholders’ equity
Shareholders’ equity	381,887,918	326,399,360

Total liabilities and shareholders’ equity	$391,005,947	$407,538,760

Shares outstanding	4,350,014	4,300,014

Net asset value per share	$87.79	$75.91

Market value per share (Note 2)	$88.40	$79.01

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(102% of shareholders’ equity)
U.S. Treasury Bills:
0.042% due 04/05/12†	$25,024,000	$25,023,970
0.010% due 04/12/12†	30,671,000	30,671,000
0.068% due 05/03/12	88,931,000	88,928,563
0.011% due 05/10/12†	14,271,000	14,270,443
0.090% due 05/17/12†	50,000,000	49,997,375
0.071% due 05/24/12†	63,913,000	63,908,654
0.080% due 06/07/12	19,831,000	19,828,920
0.065% due 06/28/12†	97,976,000	97,960,030

Total short-term U.S. government and agency obligations (cost $390,580,338)		$390,588,955

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures—COMEX, expires June 2012	2	$334,380	$(4,100)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	04/10/12	$106,820	$177,608,546	$(896,352)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	04/10/12	110,900	184,392,321	(1,111,987)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	04/10/12	241,400	401,373,366	(2,403,607)

				$(4,411,946)

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $20,250 was pledged to cover margin requirements for open futures contracts as of March 31, 2012.
^	The positions and counterparties herein are as of March 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Investment Income
Interest	$27,391	$71,784

Expenses
Management fee	905,724	553,335
Brokerage commissions	16	905

Total expenses	905,740	554,240

Net investment income (loss)	(878,349)	(482,456)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(17,640)	178,030
Forward agreements	(29,841,156)	7,843,381
Short-term U.S. government and agency obligations	113	(152)

Net realized gain (loss)	(29,858,683)	8,021,259

Change in net unrealized appreciation/depreciation on
Futures contracts	37,560	(136,000)
Forward agreements	76,424,334	(1,337,077)
Short-term U.S. government and agency obligations	13,204	2,400

Change in net unrealized appreciation/depreciation	76,475,098	(1,470,677)

Net realized and unrealized gain (loss)	46,616,415	6,550,582

Net income (loss)	$45,738,066	$6,068,126

Net income (loss) per weighted-average share	$10.86	$1.72

Weighted-average shares outstanding	4,213,201	3,534,458

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$326,399,360

Addition of 400,000 shares	40,147,611
Redemption of 350,000 shares	(30,397,119)

Net addition (redemption) of 50,000 shares	9,750,492

Net investment income (loss)	(878,349)
Net realized gain (loss)	(29,858,683)
Change in net unrealized appreciation/depreciation	76,475,098

Net income (loss)	45,738,066

Shareholders’ equity, at March 31, 2012	$381,887,918

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flow from operating activities
Net income (loss)	$45,738,066	$6,068,126
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,700	69,445
Net sale (purchase) of short-term U.S. government and agency obligations	8,741,989	7,145,686
Change in unrealized appreciation/depreciation on investments	(76,437,538)	1,334,677
Decrease (Increase) in receivable on futures contracts	(1,740)	(27,670)
Increase (Decrease) in management fee payable	14,445	(8,536)
Increase (Decrease) in payable for investments purchased	—	28,084,501

Net cash provided by (used in) operating activities	(21,942,078)	42,666,229

Cash flow from financing activities
Proceeds from addition of shares	47,944,608	3,477,778
Payment on shares redeemed	(26,008,601)	(18,345,579)

Net cash provided by (used in) financing activities	21,936,007	(14,867,801)

Net increase (decrease) in cash	(6,071)	27,798,428
Cash, beginning of period	400,533	1,262,424

Cash, end of period	$394,462	$29,060,852

See accompanying notes to financial statements.

PROSHARES SHORT GOLD*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	12,424	12,424

Total assets	12,624	12,624

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	12,424	12,424

Total liabilities	12,424	12,424

Shareholders’ equity
Shareholders’ equity	200	200

Total liabilities and shareholders’ equity	$12,624	$12,624

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$294,668	$330,841
Segregated cash balances with brokers for futures contracts	16,850	17,770
Short-term U.S. government and agency obligations (Note 3) (cost $146,596,392 and $164,677,030, respectively)	146,599,245	164,673,175
Unrealized appreciation on forward agreements	370,985	33,401,358

Total assets	147,281,748	198,423,144

Liabilities and shareholders’ equity
Liabilities
Management fee payable	116,745	124,573

Total liabilities	116,745	124,573

Shareholders’ equity
Shareholders’ equity	147,165,003	198,298,571

Total liabilities and shareholders’ equity	$147,281,748	$198,423,144

Shares outstanding	8,689,901	9,589,901

Net asset value per share	$16.94	$20.68

Market value per share (Note 2)	$16.81	$19.81

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(100% of shareholders’ equity)
U.S. Treasury Bills:
0.027% due 04/05/12†	$22,948,000	$22,947,973
0.076% due 05/03/12†	5,838,000	5,837,840
0.011% due 05/10/12†	4,510,000	4,509,824
0.068% due 05/24/12†	18,997,000	18,995,708
0.078% due 06/07/12	56,359,000	56,353,088
0.065% due 06/28/12†	37,961,000	37,954,812

Total short-term U.S. government and agency obligations (cost $146,596,392)		$146,599,245

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures—COMEX, expires June 2012	2	$334,380	$4,100

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	04/10/12	$(48,198)	$(80,138,333)	$280,357
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	04/10/12	(63,300)	(105,248,277)	(187,863)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	04/10/12	(65,350)	(108,656,792)	278,491

				$370,985

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $16,850 was pledged to cover margin requirements for open futures contracts as of March 31, 2012.
^	The positions and counterparties herein are as of March 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Investment Income
Interest	$6,919	$31,276

Expenses
Management fee	349,769	229,514
Brokerage commissions	17	1,092

Total expenses	349,786	230,606

Net investment income (loss)	(342,867)	(199,330)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	17,840	(218,760)
Forward agreements	(1,563,825)	(7,734,627)
Short-term U.S. government and agency obligations	24	320

Net realized gain (loss)	(1,545,961)	(7,953,067)

Change in net unrealized appreciation/depreciation on
Futures contracts	(37,700)	141,730
Forward agreements	(33,030,373)	539,363
Short-term U.S. government and agency obligations	6,708	(472)

Change in net unrealized appreciation/depreciation	(33,061,365)	680,621

Net realized and unrealized gain (loss)	(34,607,326)	(7,272,446)

Net income (loss)	$(34,950,193)	$(7,471,776)

Net income (loss) per weighted-average share	$(3.97)	$(2.22)

Weighted-average shares outstanding	8,812,428	3,369,345

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$198,298,571

Redemption of 900,000 shares	(16,183,375)

Net investment income (loss)	(342,867)
Net realized gain (loss)	(1,545,961)
Change in net unrealized appreciation/depreciation	(33,061,365)

Net income (loss)	(34,950,193)

Shareholders’ equity, at March 31, 2012	$147,165,003

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flow from operating activities
Net income (loss)	$(34,950,193)	$(7,471,776)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	920	(13,576)
Net sale (purchase) of short-term U.S. government and agency obligations	18,080,638	(2,816,976)
Change in unrealized appreciation/depreciation on investments	33,023,665	(538,891)
Increase (Decrease) in management fee payable	(7,828)	9,791
Increase (Decrease) in payable for investments purchased	—	2,393,702
Increase (Decrease) in payable on futures contracts	—	18,962

Net cash provided by (used in) operating activities	16,147,202	(8,418,764)

Cash flow from financing activities
Proceeds from addition of shares	—	31,756,616
Payment on shares redeemed	(16,183,375)	(20,930,837)

Net cash provided by (used in) financing activities	(16,183,375)	10,825,779

Net increase (decrease) in cash	(36,173)	2,407,015
Cash, beginning of period	330,841	404,683

Cash, end of period	$294,668	$2,811,698

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$891,418	$772,442
Segregated cash balances with brokers for futures contracts	40,540	49,950
Short-term U.S. government and agency obligations (Note 3) (cost $883,345,172 and $771,936,564, respectively)	883,365,264	771,925,669
Receivable from capital shares sold	8,235,921	13,966,567
Receivable on open futures contracts	—	6,000

Total assets	892,533,143	786,720,628

Liabilities and shareholders’ equity
Liabilities
Management fee payable	700,820	569,435
Unrealized depreciation on forward agreements	46,465,030	179,326,773

Total liabilities	47,165,850	179,896,208

Shareholders’ equity
Shareholders’ equity	845,367,293	606,824,420

Total liabilities and shareholders’ equity	$892,533,143	$786,720,628

Shares outstanding	15,400,028	14,050,028

Net asset value per share (Note 1)	$54.89	$43.19

Market value per share (Note 1) (Note 2)	$54.46	$41.65

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(104% of shareholders’ equity)
U.S. Treasury Bills:
0.038% due 04/05/12	$38,984,000	$38,983,953
0.015% due 04/12/12†	73,137,000	73,137,000
0.081% due 04/19/12	6,006,000	6,005,905
0.061% due 05/03/12†	194,492,000	194,486,671
0.011% due 05/10/12†	18,106,000	18,105,294
0.090% due 05/17/12†	30,393,000	30,391,404
0.069% due 05/24/12†	182,579,000	182,566,585
0.060% due 05/31/12	220,739,000	220,720,127
0.080% due 06/07/12†	81,237,000	81,228,478
0.065% due 06/28/12†	37,746,000	37,739,847

Total short-term U.S. government and agency obligations (cost $883,345,172)		$883,365,264

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures—COMEX, expires May 2012	2	$324,840	$(13,810)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	04/10/12	$13,824,800	$448,403,241	$(13,208,785)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	04/10/12	15,445,000	500,953,942	(11,896,880)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	04/10/12	22,848,000	741,068,026	(21,359,365)

				$(46,465,030)

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $40,540 was pledged to cover margin requirements for open futures contracts as of March 31, 2012.
^	The positions and counterparties herein are as of March 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Investment Income
Interest	$51,735	$186,095

Expenses
Management fee	1,885,054	1,507,863
Brokerage commissions	8	1,938

Total expenses	1,885,062	1,509,801

Net investment income (loss)	(1,833,327)	(1,323,706)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,900)	3,968,311
Forward agreements	8,108,350	269,376,150
Short-term U.S. government and agency obligations	691	1,630

Net realized gain (loss)	8,107,141	273,346,091

Change in net unrealized appreciation/depreciation on
Futures contracts	47,040	5,795,695
Forward agreements	132,861,743	19,159,850
Short-term U.S. government and agency obligations	30,987	24,952

Change in net unrealized appreciation/depreciation	132,939,770	24,980,497

Net realized and unrealized gain (loss)	141,046,911	298,326,588

Net income (loss)	$139,213,584	$297,002,882

Net income (loss) per weighted-average share (Note 1)	$9.85	$38.66

Weighted-average shares outstanding (Note 1)	14,130,248	7,682,250

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$606,824,420

Addition of 2,550,000 shares	160,714,564
Redemption of 1,200,000 shares	(61,385,275)

Net addition (redemption) of 1,350,000 shares	99,329,289

Net investment income (loss)	(1,833,327)
Net realized gain (loss)	8,107,141
Change in net unrealized appreciation/depreciation	132,939,770

Net income (loss)	139,213,584

Shareholders’ equity, at March 31, 2012	$845,367,293

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flow from operating activities
Net income (loss)	$139,213,584	$297,002,882
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	9,410	(2,349,067)
Net sale (purchase) of short-term U.S. government and agency obligations	(111,408,608)	(487,630,157)
Change in unrealized appreciation/depreciation on investments	(132,892,730)	(19,184,802)
Decrease (Increase) in receivable on futures contracts	6,000	210,731
Increase (Decrease) in management fee payable	131,385	333,350
Increase (Decrease) in payable for investments purchased	—	47,809,043

Net cash provided by (used in) operating activities	(104,940,959)	(163,808,020)

Cash flow from financing activities
Proceeds from addition of shares	166,445,210	331,502,696
Payment on shares redeemed	(61,385,275)	(118,433,742)

Net cash provided by (used in) financing activities	105,059,935	213,068,954

Net increase (decrease) in cash	118,976	49,260,934
Cash, beginning of period	772,442	2,505,032

Cash, end of period	$891,418	$51,765,966

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$730,471	$648,166
Segregated cash balances with brokers for futures contracts	36,670	43,140
Short-term U.S. government and agency obligations (Note 3) (cost $182,015,314 and $215,358,257, respectively)	182,020,783	215,352,919
Unrealized appreciation on forward agreements	8,720,011	43,015,723
Receivable from capital shares sold	7,867,157	8,437,981

Total assets	199,375,092	267,497,929

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	20,503,124
Management fee payable	178,931	180,884

Total liabilities	178,931	20,684,008

Shareholders’ equity
Shareholders’ equity	199,196,161	246,813,921

Total liabilities and shareholders’ equity	$199,375,092	$267,497,929

Shares outstanding	3,798,874	3,218,874

Net asset value per share (Note 1) (Note 10)	$52.44	$76.68

Market value per share (Note 1) (Note 2) (Note 10)	$52.75	$79.35

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.046% due 04/05/12	$1,763,000	$1,762,998
0.048% due 04/12/12	3,758,000	3,758,000
0.106% due 04/19/12†	7,468,000	7,467,881
0.090% due 05/17/12†	5,194,000	5,193,727
0.071% due 05/24/12†	81,478,000	81,472,460
0.066% due 05/31/12	12,772,000	12,770,908
0.079% due 06/07/12	26,609,000	26,606,209
0.071% due 06/21/12	25,041,000	25,037,527
0.065% due 06/28/12†	17,954,000	17,951,073

Total short-term U.S. government and agency obligations (cost $182,015,314)		$182,020,783

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures—COMEX, expires May 2012	2	$324,840	$13,810

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	04/10/12	$(4,747,500)	$(153,983,738)	$1,779,194
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	04/10/12	(4,055,000)	(131,522,709)	4,253,325
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	04/10/12	(3,470,000)	(112,548,409)	2,687,492

				$8,720,011

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $36,670 was pledged to cover margin requirements for open futures contracts as of March 31, 2012.
^	The positions and counterparties herein are as of March 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Investment Income
Interest	$15,324	$46,897

Expenses
Management fee	503,147	340,262
Brokerage commissions	8	631

Total expenses	503,155	340,893

Net investment income (loss)	(487,831)	(293,996)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,900	(1,723,196)
Forward agreements	(35,686,314)	(79,565,617)
Short-term U.S. government and agency obligations	(1,674)	1,268

Net realized gain (loss)	(35,686,088)	(81,287,545)

Change in net unrealized appreciation/depreciation on
Futures contracts	(47,040)	229,925
Forward agreements	(34,295,712)	1,014,244
Short-term U.S. government and agency obligations	10,807	1,756

Change in net unrealized appreciation/depreciation	(34,331,945)	1,245,925

Net realized and unrealized gain (loss)	(70,018,033)	(80,041,620)

Net income (loss)	$(70,505,864)	$(80,335,616)

Net income (loss) per weighted-average share (Note 1) (Note 10)	$(17.99)	$(98.68)

Weighted-average shares outstanding (Note 1) (Note 10)	3,919,203	814,126

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$246,813,921

Addition of 3,190,000 shares (Note 10)	163,910,389
Redemption of 2,610,000 shares (Note 10)	(141,022,285)

Net addition (redemption) of 580,000 shares (Note 10)	22,888,104

Net investment income (loss)	(487,831)
Net realized gain (loss)	(35,686,088)
Change in net unrealized appreciation/depreciation	(34,331,945)

Net income (loss)	(70,505,864)

Shareholders’ equity, at March 31, 2012	$199,196,161

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flow from operating activities
Net income (loss)	$(70,505,864)	$(80,335,616)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	6,470	250,439
Net sale (purchase) of short-term U.S. government and agency obligations	33,342,943	(30,787,382)
Change in unrealized appreciation/depreciation on investments	34,284,905	(1,016,000)
Increase (Decrease) in management fee payable	(1,953)	33,427
Increase (Decrease) in payable for investments purchased	—	2,974,629
Increase (Decrease) in payable on futures contracts	—	(227,423)

Net cash provided by (used in) operating activities	(2,873,499)	(109,107,926)

Cash flow from financing activities
Proceeds from addition of shares	164,481,213	159,381,014
Payment on shares redeemed	(161,525,409)	(50,127,665)

Net cash provided by (used in) financing activities	2,955,804	109,253,349

Net increase (decrease) in cash	82,305	145,423
Cash, beginning of period	648,166	3,514,285

Cash, end of period	$730,471	$3,659,708

See accompanying notes to financial statements.

PROSHARES ULTRAPRO AUSTRALIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES SHORT AUSTRALIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT AUSTRALIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO CANADIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA CANADIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES SHORT CANADIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT CANADIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT CANADIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO EURO*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$133,290	$10,469
Short-term U.S. government and agency obligations (Note 3) (cost $7,154,357 and $10,068,969, respectively)	7,154,497	10,068,707
Unrealized appreciation on foreign currency forward contracts	293,570	—

Total assets	7,581,357	10,079,176

Liabilities and shareholders’ equity
Liabilities
Management fee payable	7,261	6,216
Unrealized depreciation on foreign currency forward contracts	—	518,212

Total liabilities	7,261	524,428

Shareholders’ equity
Shareholders’ equity	7,574,096	9,554,748

Total liabilities and shareholders’ equity	$7,581,357	$10,079,176

Shares outstanding	300,014	400,014

Net asset value per share	$25.25	$23.89

Market value per share (Note 2)	$25.21	$23.87

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (94% of shareholders’ equity)
U.S. Treasury Bills:
0.029% due 04/05/12†	$1,518,000	$1,517,998
0.046% due 04/12/12†	405,000	405,000
0.060% due 05/24/12†	2,418,000	2,417,836
0.076% due 06/07/12	1,598,000	1,597,832
0.071% due 06/21/12	1,216,000	1,215,831

Total short-term U.S. government and agency obligations (cost $7,154,357)		$7,154,497

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	04/13/12	7,341,825	$9,792,168	$161,463
Euro with UBS AG	04/13/12	8,017,800	10,693,751	180,610

				$342,073

Contracts to Sell
Euro with Goldman Sachs International	04/13/12	(3,925,900)	$(5,236,174)	$(46,715)
Euro with UBS AG	04/13/12	(87,400)	(116,569)	(1,788)

				$(48,503)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Investment Income
Interest	$488	$2,411

Expenses
Management fee	23,317	18,926

Total expenses	23,317	18,926

Net investment income (loss)	(22,829)	(16,515)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(249,576)	918,369
Short-term U.S. government and agency obligations	1	—

Net realized gain (loss)	(249,575)	918,369

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	811,782	33,773
Short-term U.S. government and agency obligations	402	20

Change in net unrealized appreciation/depreciation	812,184	33,793

Net realized and unrealized gain (loss)	562,609	952,162

Net income (loss)	$539,780	$935,647

Net income (loss) per weighted-average share	$1.34	$3.12

Weighted-average shares outstanding	403,860	300,014

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$9,554,748

Addition of 50,000 shares	1,209,580
Redemption of 150,000 shares	(3,730,012)

Net addition (redemption) of (100,000) shares	(2,520,432)

Net investment income (loss)	(22,829)
Net realized gain (loss)	(249,575)
Change in net unrealized appreciation/depreciation	812,184

Net income (loss)	539,780

Shareholders’ equity, at March 31, 2012	$7,574,096

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flow from operating activities
Net income (loss)	$539,780	$935,647
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	2,914,612	(903,069)
Change in unrealized appreciation/depreciation on investments	(812,184)	(33,793)
Increase (Decrease) in management fee payable	1,045	734
Increase (Decrease) in payable for investments purchased	—	1,411,824

Net cash provided by (used in) operating activities	2,643,253	1,411,343

Cash flow from financing activities
Proceeds from addition of shares	1,209,580	—
Payment on shares redeemed	(3,730,012)	—

Net cash provided by (used in) financing activities	(2,520,432)	—

Net increase (decrease) in cash	122,821	1,411,343
Cash, beginning of period	10,469	13,447

Cash, end of period	$133,290	$1,424,790

See accompanying notes to financial statements.

PROSHARES SHORT EURO*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$444,413	$102,088
Short-term U.S. government and agency obligations (Note 3) (cost $850,861,763 and $1,012,198,282, respectively)	850,875,204	1,012,174,281
Unrealized appreciation on foreign currency forward contracts	—	67,430,954
Receivable from capital shares sold	—	21,299,733

Total assets	851,319,617	1,101,007,056

Liabilities and shareholders’ equity
Liabilities
Management fee payable	701,579	847,510
Unrealized depreciation on foreign currency forward contracts	31,057,598	—

Total liabilities	31,759,177	847,510

Shareholders’ equity
Shareholders’ equity	819,560,440	1,100,159,546

Total liabilities and shareholders’ equity	$851,319,617	$1,101,007,056

Shares outstanding	43,200,014	54,100,014

Net asset value per share	$18.97	$20.34

Market value per share (Note 2)	$18.97	$20.35

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (104% of shareholders’ equity)
U.S. Treasury Bills:
0.011% due 04/05/12	$126,267,000	$126,266,849
0.067% due 05/03/12	35,253,000	35,252,034
0.010% due 05/10/12†	105,171,000	105,166,898
0.090% due 05/17/12†	20,315,000	20,313,933
0.070% due 05/24/12†	200,647,000	200,633,356
0.077% due 06/07/12	124,176,000	124,162,974
0.071% due 06/21/12†	129,034,000	129,016,103
0.065% due 06/28/12	110,081,000	110,063,057

Total short-term U.S. government and agency obligations (cost $850,861,763)		$850,875,204

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	04/13/12	167,089,600	$222,855,962 $	1,278,559
Euro with UBS AG	04/13/12	87,767,200	117,059,612	1,078,290

				$2,356,849

Contracts to Sell
Euro with Goldman Sachs International	04/13/12	(681,701,025)	$(909,219,589)	$(15,363,663)
Euro with UBS AG	04/13/12	(801,759,700)	(1,069,347,996)	(18,050,784)

				$(33,414,447)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Investment Income
Interest	$47,729	$144,361

Expenses
Management fee	2,200,267	1,033,909

Total expenses	2,200,267	1,033,909

Net investment income (loss)	(2,152,538)	(889,548)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	38,812,588	(62,149,035)
Short-term U.S. government and agency obligations	(1,736)	1,407

Net realized gain (loss)	38,810,852	(62,147,628)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(98,488,552)	4,173,710
Short-term U.S. government and agency obligations	37,442	(3,250)

Change in net unrealized appreciation/depreciation	(98,451,110)	4,170,460

Net realized and unrealized gain (loss)	(59,640,258)	(57,977,168)

Net income (loss)	$(61,792,796)	$(58,866,716)

Net income (loss) per weighted-average share	$(1.31)	$(2.58)

Weighted-average shares outstanding	47,119,245	22,835,014

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$1,100,159,546

Addition of 2,150,000 shares	41,253,887
Redemption of 13,050,000 shares	(260,060,197)

Net addition (redemption) of (10,900,000) shares	(218,806,310)

Net investment income (loss)	(2,152,538)
Net realized gain (loss)	38,810,852
Change in net unrealized appreciation/depreciation	(98,451,110)

Net income (loss)	(61,792,796)

Shareholders’ equity, at March 31, 2012	$819,560,440

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flow from operating activities
Net income (loss)	$(61,792,796)	$(58,866,716)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	161,336,519	77,127,700
Change in unrealized appreciation/depreciation on investments	98,451,110	(4,170,460)
Increase (Decrease) in management fee payable	(145,931)	(46,455)
Increase (Decrease) in payable for investments purchased	—	45,447,337

Net cash provided by (used in) operating activities	197,848,902	59,491,406

Cash flow from financing activities
Proceeds from addition of shares	62,553,620	63,232,906
Payment on shares redeemed	(260,060,197)	(77,324,983)

Net cash provided by (used in) financing activities	(197,506,577)	(14,092,077)

Net increase (decrease) in cash	342,325	45,399,329
Cash, beginning of period	102,088	251,588

Cash, end of period	$444,413	$45,650,917

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT EURO*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SWISS FRANC*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA SWISS FRANC*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES SHORT SWISS FRANC*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SWISS FRANC*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT SWISS FRANC*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO U.S. DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA U.S. DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES SHORT U.S. DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT U.S. DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT U.S. DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO YEN*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$97,727	$5,798
Short-term U.S. government and agency obligations (Note 3) (cost $4,837,511 and $5,366,951, respectively)	4,837,637	5,366,875
Unrealized appreciation on foreign currency forward contracts	—	102,727

Total assets	4,935,364	5,475,400

Liabilities and shareholders’ equity
Liabilities
Management fee payable	3,819	4,325
Unrealized depreciation on foreign currency forward contracts	225,965	—

Total liabilities	229,784	4,325

Shareholders’ equity
Shareholders’ equity	4,705,580	5,471,075

Total liabilities and shareholders’ equity	$4,935,364	$5,475,400

Shares outstanding	150,014	150,014

Net asset value per share	$31.37	$36.47

Market value per share (Note 2)	$31.36	$36.50

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
U.S. Treasury Bills:
0.034% due 04/05/12†	$1,004,000	$1,003,999
0.060% due 05/03/12	128,000	127,996
0.011% due 05/10/12†	463,000	462,982
0.078% due 06/07/12	3,243,000	3,242,660

Total short-term U.S. government and agency obligations (cost $4,837,511)		$4,837,637

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	04/13/12	348,140,000	$4,205,479	$(97,521)
Yen with UBS AG	04/13/12	471,250,000	5,692,630	(128,750)

				$(226,271)

Contracts to Sell
Yen with Goldman Sachs International	04/13/12	(20,140,000)	$(243,288)	$1,161
Yen with UBS AG	04/13/12	(20,320,000)	(245,463)	(855)

				$306

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Investment Income
Interest	$372	$1,025

Expenses
Management fee	12,183	8,104

Total expenses	12,183	8,104

Net investment income (loss)	(11,811)	(7,079)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(425,209)	155,729
Short-term U.S. government and agency obligations	15	(6)

Net realized gain (loss)	(425,194)	155,723

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(328,692)	(402,409)
Short-term U.S. government and agency obligations	202	(65)

Change in net unrealized appreciation/depreciation	(328,490)	(402,474)

Net realized and unrealized gain (loss)	(753,684)	(246,751)

Net income (loss)	$(765,495)	$(253,830)

Net income (loss) per weighted-average share	$(5.10)	$(2.39)

Weighted-average shares outstanding	150,014	106,125

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$5,471,075

Net investment income (loss)	(11,811)
Net realized gain (loss)	(425,194)
Change in net unrealized appreciation/depreciation	(328,490)

Net income (loss)	(765,495)

Shareholders’ equity, at March 31, 2012	$4,705,580

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flow from operating activities
Net income (loss)	$(765,495)	$(253,830)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	529,440	1,448,911
Change in unrealized appreciation/depreciation on investments	328,490	402,474
Increase (Decrease) in management fee payable	(506)	(936)
Increase (Decrease) in payable for investments purchased	—	688,914

Net cash provided by (used in) operating activities	91,929	2,285,533

Cash flow from financing activities
Payment on shares redeemed	—	(1,593,589)

Net cash provided by (used in) financing activities	—	(1,593,589)

Net increase (decrease) in cash	91,929	691,944
Cash, beginning of period	5,798	10,637

Cash, end of period	$97,727	$702,581

See accompanying notes to financial statements.

PROSHARES SHORT YEN*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$269,808	$22,338
Short-term U.S. government and agency obligations (Note 3) (cost $266,759,558 and $219,407,765, respectively)	266,766,071	219,404,292
Unrealized appreciation on foreign currency forward contracts	13,069,493	—
Receivable from capital shares sold	—	6,249,734

Total assets	280,105,372	225,676,364

Liabilities and shareholders’ equity
Liabilities
Management fee payable	220,570	180,224
Unrealized depreciation on foreign currency forward contracts	—	4,364,146

Total liabilities	220,570	4,544,370

Shareholders’ equity
Shareholders’ equity	279,884,802	221,131,994

Total liabilities and shareholders’ equity	$280,105,372	$225,676,364

Shares outstanding	5,949,294	5,399,294

Net asset value per share (Note 1)	$47.05	$40.96

Market value per share (Note 1) (Note 2)	$47.05	$40.95

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(95% of shareholders’ equity)
U.S. Treasury Bills:
0.003% due 04/05/12	$9,218,000	$9,217,989
0.041% due 04/12/12	18,086,000	18,086,000
0.069% due 05/03/12	59,313,000	59,311,375
0.011% due 05/10/12†	24,913,000	24,912,028
0.090% due 05/17/12†	50,000,000	49,997,375
0.060% due 05/24/12†	6,999,000	6,998,524
0.077% due 06/07/12	48,107,000	48,101,954
0.066% due 06/28/12†	50,149,000	50,140,826

Total short-term U.S. government and agency obligations (cost $266,759,558)		$266,766,071

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	04/13/12	761,210,000	$9,195,303	$(29,521)
Yen with UBS AG	04/13/12	7,528,300,000	90,940,742	109,464

				$79,943

Contracts to Sell
Yen with Goldman Sachs International	04/13/12	(22,118,920,000)	$(267,193,258)	$4,961,037
Yen with UBS AG	04/13/12	(32,537,250,000)	(393,045,132)	8,028,513

				$12,989,550

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Investment Income
Interest	$20,571	$88,611

Expenses
Management fee	589,796	675,053

Total expenses	589,796	675,053

Net investment income (loss)	(569,225)	(586,442)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	20,853,004	(17,658,241)
Short-term U.S. government and agency obligations	(305)	14

Net realized gain (loss)	20,852,699	(17,658,227)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	17,433,639	33,365,316
Short-term U.S. government and agency obligations	9,986	8,717

Change in net unrealized appreciation/depreciation	17,443,625	33,374,033

Net realized and unrealized gain (loss)	38,296,324	15,715,806

Net income (loss)	$37,727,099	$15,129,364

Net income (loss) per weighted-average share	$6.56	$2.51

Weighted-average shares outstanding	5,748,195	6,020,190

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$221,131,994

Addition of 1,850,000 shares	81,089,987
Redemption of 1,300,000 shares	(60,064,278)

Net addition (redemption) of 550,000 shares	21,025,709

Net investment income (loss)	(569,225)
Net realized gain (loss)	20,852,699
Change in net unrealized appreciation/depreciation	17,443,625

Net income (loss)	37,727,099

Shareholders’ equity, at March 31, 2012	$279,884,802

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flow from operating activities
Net income (loss)	$37,727,099	$15,129,364
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(47,351,793)	(127,428,965)
Change in unrealized appreciation/depreciation on investments	(17,443,625)	(33,374,033)
Increase (Decrease) in management fee payable	40,346	113,812
Increase (Decrease) in payable for investments purchased	—	2,358,706

Net cash provided by (used in) operating activities	(27,027,973)	(143,201,116)

Cash flow from financing activities
Proceeds from addition of shares	87,339,721	260,369,046
Payment on shares redeemed	(60,064,278)	(114,752,908)

Net cash provided by (used in) financing activities	27,275,443	145,616,138

Net increase (decrease) in cash	247,470	2,415,022
Cash, beginning of period	22,338	120,494

Cash, end of period	$269,808	$2,535,516

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT YEN*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$4,945,105	$2,972,032
Segregated cash balances with brokers for futures contracts	79,979,184	6,303,800
Short-term U.S. government and agency obligations (Note 3) (cost $40,191,164 and $0, respectively)	40,192,216	—
Receivable from capital shares sold	—	2,469,584
Offering costs (Note 5)	14,539	21,691

Total assets	125,131,044	11,767,107

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	1,852,966
Management fee payable	139,989	4,264
Payable for offering costs	28,764	28,764
Unrealized depreciation on swap agreements	4,983,410	—

Total liabilities	5,152,163	1,885,994

Shareholders’ equity
Shareholders’ equity	119,978,881	9,881,113

Total liabilities and shareholders’ equity	$125,131,044	$11,767,107

Shares outstanding	8,391,512	133,335

Net asset value per share (Note 1)	$14.30	$74.11

Market value per share (Note 1) (Note 2)	$14.56	$72.96

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (33% of shareholders’ equity)
U.S. Treasury Bills:
0.101% due 04/19/12	$6,512,000	$6,511,896
0.056% due 05/03/12	690,000	689,981
0.080% due 05/24/12	374,000	373,975
0.078% due 06/07/12†	4,938,000	4,937,482
0.071% due 06/21/12†	16,224,000	16,221,750
0.077% due 06/28/12†	11,459,000	11,457,132

Total short-term U.S. government and agency obligations (cost $40,191,164)		$40,192,216

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures—CBOE, expires April 2012	6,911	$116,104,800	$(23,944,000)
VIX Futures—CBOE, expires May 2012	5,028	95,532,000	(5,446,813)

			$(29,390,813)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Societe Generale S.A. based on S&P 500 VIX Short-Term Futures Index	04/09/12	$28,698,435	$(4,983,410)

†	All or partial amount segregated as collateral for futures contracts.
††	Cash collateral in the amount of $79,979,184 was pledged to cover margin requirements for open futures contracts as of March 31, 2012.
^	The positions and counterparties herein are as of March 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Three months ended March 31, 2012
Investment Income
Interest	$2,915

Expenses
Management fee	154,701
Brokerage commissions	182,674
Offering costs	7,152

Total expenses	344,527

Net investment income (loss)	(341,612)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(119,246,992)
Short-term U.S. government and agency obligations	1,284

Net realized gain (loss)	(119,245,708)

Change in net unrealized appreciation/depreciation on
Futures contracts	(28,628,023)
Swap agreements	(4,983,410)
Short-term U.S. government and agency obligations	1,052

Change in net unrealized appreciation/depreciation	(33,610,381)

Net realized and unrealized gain (loss)	(152,856,089)

Net income (loss)	$(153,197,701)

Net income (loss) per weighted-average share (Note 1)	$(54.02)

Weighted-average shares outstanding (Note 1)	2,835,973

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$9,881,113

Addition of 12,525,000 shares	341,264,628
Redemption of 4,266,823 shares	(77,969,159)

Net addition (redemption) of 8,258,177 shares	263,295,469

Net investment income (loss)	(341,612)
Net realized gain (loss)	(119,245,708)
Change in net unrealized appreciation/depreciation	(33,610,381)

Net income (loss)	(153,197,701)

Shareholders’ equity, at March 31, 2012	$119,978,881

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$(153,197,701)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(73,675,384)
Net sale (purchase) of short-term U.S. government and agency obligations	(40,191,164)
Change in unrealized appreciation/depreciation on investments	4,982,358
Change in offering cost	7,152
Increase (Decrease) in management fee payable	135,725
Increase (Decrease) in payable on futures contracts	(1,852,966)

Net cash provided by (used in) operating activities	(263,791,980)

Cash flow from financing activities
Proceeds from addition of shares	343,734,212
Payment on shares redeemed	(77,969,159)

Net cash provided by (used in) financing activities	265,765,053

Net increase (decrease) in cash	1,973,073
Cash, beginning of period	2,972,032

Cash, end of period	$4,945,105

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$1,484,451	$563,350
Segregated cash balances with brokers for futures contracts	46,182,127	—
Short-term U.S. government and agency obligations (Note 3) (cost $71,190,433 and $27,358,785, respectively)	71,192,075	27,357,824
Receivable from capital shares sold	8,124,350	1,909,463
Receivable on open futures contracts	—	742,451
Offering costs (Note 5)	—	1,090

Total assets	126,983,003	30,574,178

Liabilities and shareholders’ equity
Liabilities
Management fee payable	83,420	24,275

Total liabilities	83,420	24,275

Shareholders’ equity
Shareholders’ equity	126,899,583	30,549,903

Total liabilities and shareholders’ equity	$126,983,003	$30,574,178

Shares outstanding	3,575,005	400,005

Net asset value per share	$35.50	$76.37

Market value per share (Note 2)	$35.77	$75.74

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (56% of shareholders’ equity)
U.S. Treasury Bills:
0.018% due 04/05/12	$5,125,000	$5,124,994
0.060% due 04/12/12	8,244,000	8,244,000
0.097% due 04/19/12	8,961,000	8,960,857
0.011% due 05/10/12	2,133,000	2,132,917
0.079% due 05/24/12	20,256,000	20,254,623
0.071% due 06/28/12	26,479,000	26,474,684

Total short-term U.S. government and agency obligations (cost $71,190,433)		$71,192,075

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures—CBOE, expires April 2012	4,156	$69,820,800	$(16,390,669)
VIX Futures—CBOE, expires May 2012	3,021	57,399,000	(2,531,248)

			$(18,921,917)

††	Cash collateral in the amount of $46,182,127 was pledged to cover margin requirements for open futures contracts as of March 31, 2012.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Investment Income
Interest	$6,804	$3,020

Expenses
Management fee	147,269	—
Offering costs	1,090	48,242
Limitation by Sponsor	—	(21,038)

Total expenses	148,359	27,204

Net investment income (loss)	(141,555)	(24,184)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(42,732,137)	(351,490)
Short-term U.S. government and agency obligations	(146)	4

Net realized gain (loss)	(42,732,283)	(351,486)

Change in net unrealized appreciation/depreciation on
Futures contracts	(17,345,947)	(2,482,210)
Short-term U.S. government and agency obligations	2,603	887

Change in net unrealized appreciation/depreciation	(17,343,344)	(2,481,323)

Net realized and unrealized gain (loss)	(60,075,627)	(2,832,809)

Net income (loss)	$(60,217,182)	$(2,856,993)

Net income (loss) per weighted-average share	$(41.66)	$(14.69)

Weighted-average shares outstanding	1,445,609	194,545

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$30,549,903
Addition of 3,950,000 shares	197,072,717
Redemption of 775,000 shares	(40,505,855)

Net addition (redemption) of 3,175,000 shares	156,566,862

Net investment income (loss)	(141,555)
Net realized gain (loss)	(42,732,283)
Change in net unrealized appreciation/depreciation	(17,343,344)

Net income (loss)	(60,217,182)

Shareholders’ equity, at March 31, 2012	$126,899,583

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flow from operating activities
Net income (loss)	$(60,217,182)	$(2,856,993)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(46,182,127)	—
Net sale (purchase) of short-term U.S. government and agency obligations	(43,831,648)	(30,338,811)
Change in unrealized appreciation/depreciation on investments	(2,603)	(887)
Decrease (Increase) in receivable on futures contracts	742,451	(119,411)
Decrease (Increase) in Limitation by Sponsor	—	(21,038)
Change in offering cost	1,090	48,242
Increase (Decrease) in management fee payable	59,145	—

Net cash provided by (used in) operating activities	(149,430,874)	(33,288,898)

Cash flow from financing activities
Proceeds from addition of shares	190,857,830	47,000,781
Payment on shares redeemed	(40,505,855)	(12,109,231)

Net cash provided by (used in) financing activities	150,351,975	34,891,550

Net increase (decrease) in cash	921,101	1,602,652
Cash, beginning of period	563,350	400

Cash, end of period	$1,484,451	$1,603,052

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$3,685,629	$5,521,055
Segregated cash balances with brokers for futures contracts	11,846,301	2,252,358
Short-term U.S. government and agency obligations (Note 3) (cost $33,582,854 and $0, respectively)	33,583,105	—
Offering costs (Note 5)	14,539	21,691

Total assets	49,129,574	7,795,104

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	19,383,472	—
Management fee payable	24,860	5,916
Payable for offering costs	28,764	28,764

Total liabilities	19,437,096	34,680

Shareholders’ equity
Shareholders’ equity	29,692,478	7,760,424

Total liabilities and shareholders’ equity	$49,129,574	$7,795,104

Shares outstanding	300,010	150,010

Net asset value per share	$98.97	$51.73

Market value per share (Note 2)	$98.13	$52.28

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(113% of shareholders’ equity)
U.S. Treasury Bills:
0.046% due 04/05/12	$173,000	$173,000
0.101% due 04/19/12	476,000	475,992
0.056% due 05/03/12	451,000	450,988
0.067% due 05/17/12	1,218,000	1,217,936
0.090% due 05/24/12	1,959,000	1,958,867
0.078% due 06/07/12	831,000	830,913
0.074% due 06/21/12	2,138,000	2,137,703
0.066% due 06/28/12	26,342,000	26,337,706

Total short-term U.S. government and agency obligations (cost $33,582,854)		$33,583,105

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures—CBOE, expires April 2012	964	$16,195,200	$557,651
VIX Futures—CBOE, expires May 2012	701	13,319,000	348,079

			$905,730

††	Cash collateral in the amount of $11,846,301 was pledged to cover margin requirements for open futures contracts as of March 31, 2012.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Three months ended March 31, 2012
Investment Income
Interest	$894

Expenses
Management fee	18,944
Brokerage commissions	28,829
Offering costs	7,152

Total expenses	54,925

Net investment income (loss)	(54,031)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	6,857,840
Short-term U.S. government and agency obligations	(147)

Net realized gain (loss)	6,857,693

Change in net unrealized appreciation/depreciation on
Futures contracts	815,550
Short-term U.S. government and agency obligations	251

Change in net unrealized appreciation/depreciation	815,801

Net realized and unrealized gain (loss)	7,673,494

Net income (loss)	$7,619,463

Net income (loss) per weighted-average share	$50.42

Weighted-average shares outstanding	151,109

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$7,760,424

Addition of 1,250,000 shares	101,916,545
Redemption of 1,100,000 shares	(87,603,954)

Net addition (redemption) of 150,000 shares	14,312,591

Net investment income (loss)	(54,031)
Net realized gain (loss)	6,857,693
Change in net unrealized appreciation/depreciation	815,801

Net income (loss)	7,619,463

Shareholders’ equity, at March 31, 2012	$29,692,478

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$7,619,463
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(9,593,943)
Net sale (purchase) of short-term U.S. government and agency obligations	(33,582,854)
Change in unrealized appreciation/depreciation on investments	(251)
Change in offering cost	7,152
Increase (Decrease) in management fee payable	18,944

Net cash provided by (used in) operating activities	(35,531,489)

Cash flow from financing activities
Proceeds from addition of shares	101,916,545
Payment on shares redeemed	(68,220,482)

Net cash provided by (used in) financing activities	33,696,063

Net increase (decrease) in cash	(1,835,426)
Cash, beginning of period	5,521,055

Cash, end of period	$3,685,629

See accompanying notes to financial statements.

PROSHARES ULTRASHORT VIX SHORT-TERM FUTURES ETF*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$400	$400
Offering costs (Note 5)	18,478	18,478

Total assets	18,878	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478	18,478

Total liabilities	18,478	18,478

Shareholders’ equity
Shareholders’ equity	$400	$400

Total liabilities and shareholders’ equity	$18,878	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX MID-TERM FUTURES ETF*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$400	$400
Offering costs (Note 5)	18,478	18,478

Total assets	18,878	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478	18,478

Total liabilities	18,478	18,478

Shareholders’ equity
Shareholders’ equity	$400	$400

Total liabilities and shareholders’ equity	$18,878	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$1,137,175	$627,557
Segregated cash balances with brokers for futures contracts	26,948,953	—
Short-term U.S. government and agency obligations (Note 3) (cost $74,104,612 and $89,398,343, respectively)	74,104,759	89,392,389
Receivable on open futures contracts	—	798,319
Offering costs (Note 5)	—	682
Limitation by Sponsor	—	2,481

Total assets	102,190,887	90,821,428

Liabilities and shareholders’ equity
Liabilities
Management fee payable	81,412	—

Total liabilities	81,412	—

Shareholders’ equity
Shareholders’ equity	102,109,475	90,821,428

Total liabilities and shareholders’ equity	$102,190,887	$90,821,428

Shares outstanding	1,825,005	1,225,005

Net asset value per share	$55.95	$74.14

Market value per share (Note 2)	$56.74	$74.13

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(73% of shareholders’ equity)
U.S. Treasury Bills:
0.047% due 04/05/12	$3,635,000	$3,634,996
0.106% due 04/19/12	11,169,000	11,168,822
0.056% due 05/03/12	383,000	382,990
0.011% due 05/10/12	36,731,000	36,729,568
0.090% due 05/24/12	1,471,000	1,470,900
0.076% due 06/07/12	14,819,000	14,817,445
0.072% due 06/28/12	5,901,000	5,900,038

Total short-term U.S. government and agency obligations (cost $74,104,612)		$74,104,759

Futures Contracts Purchased††
	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures—CBOE, expires July 2012	825	$18,191,250	$(2,924,950)
VIX Futures—CBOE, expires August 2012	1,424	33,321,600	(4,330,050)
VIX Futures—CBOE, expires September 2012	1,424	35,172,800	(3,556,800)
VIX Futures—CBOE, expires October 2012	600	15,450,000	(342,550)

			$(11,154,350)

††	Cash collateral in the amount of $26,948,953 was pledged to cover margin requirements for open futures contracts as of March 31, 2012.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Investment Income
Interest	$6,086	$1,277

Expenses
Management fee	210,264	—
Offering costs	682	30,151
Limitation by Sponsor	—	(17,565)

Total expenses	210,946	12,586

Net investment income (loss)	(204,860)	(11,309)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(22,417,600)	(688,250)
Short-term U.S. government and agency obligations	(2,490)	59

Net realized gain (loss)	(22,420,090)	(688,191)

Change in net unrealized appreciation/depreciation on
Futures contracts	(5,041,600)	(83,130)
Short-term U.S. government and agency obligations	6,101	349

Change in net unrealized appreciation/depreciation	(5,035,499)	(82,781)

Net realized and unrealized gain (loss)	(27,455,589)	(770,972)

Net income (loss)	$(27,660,449)	$(782,281)

Net income (loss) per weighted-average share	$(18.31)	$(8.98)

Weighted-average shares outstanding	1,510,994	87,074

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$90,821,428

Addition of 800,000 shares	52,467,040
Redemption of 200,000 shares	(13,518,544)

Net addition (redemption) of 600,000 shares	38,948,496

Net investment income (loss)	(204,860)
Net realized gain (loss)	(22,420,090)
Change in net unrealized appreciation/depreciation	(5,035,499)

Net income (loss)	(27,660,449)

Shareholders’ equity, at March 31, 2012	$102,109,475

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flow from operating activities
Net income (loss)	$(27,660,449)	$(782,281)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(26,948,953)	—
Net sale (purchase) of short-term U.S. government and agency obligations	15,293,731	(6,392,338)
Change in unrealized appreciation/depreciation on investments	(6,101)	(349)
Decrease (Increase) in receivable on futures contracts	798,319	(22,133)
Decrease (Increase) in Limitation by Sponsor	2,481	(17,565)
Change in offering cost	682	30,151
Increase (Decrease) in management fee payable	81,412	—
Increase (Decrease) in payable for investments purchased	—	159,980

Net cash provided by (used in) operating activities	(38,438,878)	(7,024,535)

Cash flow from financing activities
Proceeds from addition of shares	52,467,040	11,228,874
Payment on shares redeemed	(13,518,544)	(3,707,360)

Net cash provided by (used in) financing activities	38,948,496	7,521,514

Net increase (decrease) in cash	509,618	496,979
Cash, beginning of period	627,557	400

Cash, end of period	$1,137,175	$497,379

See accompanying notes to financial statements.

PROSHARES SHORT VIX MID-TERM FUTURES ETF*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$400	$400
Offering costs (Note 5)	18,478	18,478

Total assets	18,878	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478	18,478

Total liabilities	18,478	18,478

Shareholders’ equity
Shareholders’ equity	$400	$400

Total liabilities and shareholders’ equity	$18,878	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT VIX MID-TERM FUTURES ETF*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$400	$400
Offering costs (Note 5)	18,478	18,478

Total assets	18,878	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478	18,478

Total liabilities	18,478	18,478

Shareholders’ equity
Shareholders’ equity	$400	$400

Total liabilities and shareholders’ equity	$18,878	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	90,800	90,800

Total assets	91,000	91,000

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	90,800	90,800

Total liabilities	90,800	90,800

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$91,000	$91,000

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES COMMODITY MANAGED FUTURES STRATEGY*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	62,100	62,100

Total assets	62,300	62,300

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	62,100	62,100

Total liabilities	62,100	62,100

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$62,300	$62,300

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES FINANCIAL MANAGED FUTURES STRATEGY*

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	62,100	62,100

Total assets	62,300	62,300

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	62,100	62,100

Total liabilities	62,100	62,100

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$62,300	$62,300

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash	$17,678,713	$19,145,045
Segregated cash balances with brokers for futures contracts	202,435,783	34,136,628
Short-term U.S. government and agency obligations (Note 3) (cost $3,421,925,588 and $3,314,826,965, respectively)	3,421,996,587	3,314,757,692
Unrealized appreciation on swap agreements	3,001,383	3,215,991
Unrealized appreciation on forward agreements	9,090,996	76,417,081
Unrealized appreciation on foreign currency forward contracts	13,363,063	67,533,681
Receivable from capital shares sold	34,932,827	62,130,059
Receivable on open futures contracts	785,267	2,247,035
Limitation by Sponsor	—	2,481
Offering costs (Note 5)	1,452,566	1,481,880

Total assets	3,704,737,185	3,581,067,573

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	39,628,195	20,503,124
Payable on open futures contracts	—	1,852,966
Management fee payable	3,018,786	2,597,445
Payable for offering costs	1,507,202	1,507,202
Unrealized depreciation on swap agreements	12,404,490	10,714,573
Unrealized depreciation on forward agreements	50,876,976	260,163,053
Unrealized depreciation on foreign currency forward contracts	31,283,563	4,882,358

Total liabilities	138,719,212	302,220,721

Shareholders’ equity
Shareholders’ equity	3,566,017,973	3,278,846,852

Total liabilities and shareholders’ equity	$3,704,737,185	$3,581,067,573

Shares outstanding	108,568,842	103,835,665

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Investment Income
Interest	$214,629	$718,124

Expenses
Management fee	8,103,425	5,515,811
Brokerage commissions	256,973	49,884
Offering costs	29,314	78,393
Limitation by Sponsor	—	(38,603)

Total expenses	8,389,712	5,605,485

Net investment income (loss)	(8,175,083)	(4,887,361)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(178,348,949)	19,213,375
Swap agreements	11,553,186	53,020,276
Forward agreements	(58,982,945)	189,919,287
Foreign currency forward contracts	58,990,807	(78,733,178)
Short-term U.S. government and agency obligations	(5,351)	9,897

Net realized gain (loss)	(166,793,252)	183,429,657

Change in net unrealized appreciation/depreciation on
Futures contracts	(54,643,220)	17,032,830
Swap agreements	(1,904,525)	(7,263,622)
Forward agreements	141,959,992	19,376,380
Foreign currency forward contracts	(80,571,823)	37,170,390
Short-term U.S. government and agency obligations	140,272	40,851

Change in net unrealized appreciation/depreciation	4,980,696	66,356,829

Net realized and unrealized gain (loss)	(161,812,556)	249,786,486

Net income (loss)	$(169,987,639)	$244,899,125

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$3,278,846,852

Addition of 35,585,000 shares	1,454,326,513
Redemption of 30,851,823 shares	(997,167,753)

Net addition (redemption) of 4,733,177 shares	457,158,760

Net investment income (loss)	(8,175,083)
Net realized gain (loss)	(166,793,252)
Change in net unrealized appreciation/depreciation	4,980,696

Net income (loss)	(169,987,639)

Shareholders’ equity, at March 31, 2012	$3,566,017,973

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flow from operating activities
Net income (loss)	$(169,987,639)	$244,899,125
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(168,299,155)	(8,691,509)
Net sale (purchase) of short-term U.S. government and agency obligations	(107,098,623)	(645,886,827)
Change in unrealized appreciation/depreciation on investments	(59,623,916)	(49,323,999)
Decrease (Increase) in receivable on futures contracts	1,461,768	(1,650,252)
Decrease (Increase) in offering cost	—	(41,514)
Change in offering cost	29,314	78,393
Decrease (Increase) in Limitation by Sponsor	2,481	(38,603)
Increase (Decrease) in management fee payable	421,341	494,144
Increase (Decrease) in payable for investments purchased	–	138,077,795
Increase (Decrease) in payable on futures contracts	(1,852,966)	1,589,649
Increase (Decrease) in payable for offering costs	—	41,514

Net cash provided by (used in) operating activities	(504,947,395)	(320,452,084)

Cash flow from financing activities
Proceeds from addition of shares	1,481,523,745	1,470,732,258
Payment on shares redeemed	(978,042,682)	(1,012,564,545)

Net cash provided by (used in) financing activities	503,481,063	458,167,713

Net increase (decrease) in cash	(1,466,332)	137,715,629
Cash, beginning of period	19,145,045	13,024,692

Cash, end of period	$17,678,713	$150,740,321

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

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

The Trust has also registered shares for thirty-five additional series: (i) ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (each, a “Short Fund” and collectively, the “Short Funds”); (ii) ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (each, a “New Geared VIX Fund” and collectively, the “New Geared VIX Funds”); (iii) ProShares Managed Futures Strategy, ProShares Commodity Managed Futures Strategy and ProShares Financial Managed Futures Strategy (each, a “Managed Futures Fund” and collectively, the “Managed Futures Funds”); (iv) ProShares UltraPro Australian Dollar, ProShares Ultra Australian Dollar, ProShares Short Australian Dollar, ProShares UltraShort Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares Short Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares Short Yen and ProShares UltraPro Short Yen (each, a “New Currency Fund” and collectively, the “New Currency Funds”); and (v) ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar and ProShares UltraPro Short U.S. Dollar (each, a “Currency Index Fund” and collectively, the “Currency Index Funds”). The Short Funds, the New Geared VIX Funds, the Managed Futures Funds, the New Currency Funds and the Currency Index Funds are collectively referred to as the “New Funds” in these Notes to Financial Statements. The Geared VIX Funds, the New Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements. The Leveraged Funds, the Geared VIX Funds, the Short Funds, the New Geared VIX Funds, the New Currency Funds and the Currency Index Funds are collectively referred to as the “Geared Funds” in these Notes to Financial Statements.

As of March 31, 2012, each of the New Funds had seed capital, but none of the New Funds had commenced investment operations; therefore, these Financial Statements do not include Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity or Statements of Cash Flows for the New Funds.

The Trust had no operations prior to November 24, 2008, other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of fourteen Shares at an aggregate purchase price of $350 in each of the following Funds: ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen.

Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, and ProShares UltraShort Silver, commenced trading on the NYSE Arca on December 3, 2008. Two of the Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas, commenced trading on the NYSE Arca on October 4, 2011. As of March 31, 2012, the New Funds had not yet commenced trading.

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

Each “UltraPro” Fund will seek daily investment results (before fees and expenses) that correspond to three times (3x) the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks or will seek daily investment results (before fees and expenses) that correspond to twice (2x) the daily performance of its corresponding benchmark. Each “Short” Fund seeks or will seek daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks or will seek daily investment results (before fees and expenses) that correspond to twice the inverse (-2x) of the daily performance of its corresponding benchmark. Each “UltraPro Short” Fund will seek daily investment results (before fees and expenses) that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Daily performance is measured from the calculation of one NAV to the next. Each of the Geared Funds generally invests or will invest in Financial Instruments (i.e., commodity-based, currency-based or equity market volatility-based instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts) as a substitute for investing directly in commodities, currencies, or equity market volatility products in order to gain exposure to the commodity index, currency benchmark, commodity, currency or to an equity market volatility index. The Financial Instruments in which ProShares Short DJ-UBS Natural Gas will invest are limited to futures contracts. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results for the Funds. Each Matching VIX Fund seeks daily investment results (before fees and expenses) that match the performance of a benchmark. Each Geared VIX Fund and each New Geared VIX Fund seeks or will seek daily investment results (before fees and expenses) that correspond to a multiple or the inverse of the daily performance of a benchmark. Each VIX Fund intends to obtain exposure to its benchmark by investing primarily in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”). The Managed Futures Funds will seek to provide investment results (before fees and expenses) that correspond to the performance of the S&P Dynamic Futures Index (the “DFI” or the “Index”), the S&P Dynamic Commodities Futures Index (the “DCFI”) or the S&P Dynamic Financial Futures Index (the “DFFI”) (each a “Sub-Index” and collectively, the “Sub-Indexes”). Each Managed Futures Fund intends to obtain exposure to the Index or to a Sub-Index, as applicable, by primarily investing in unleveraged positions in U.S. exchange-traded futures contracts on sixteen different tangible commodities (the “Commodities Futures Contracts”) or futures contracts on eight different financials, such as major currencies and U.S. Treasury securities (the “Financials Futures Contracts” and together with the Commodities Futures Contracts, the “Index Components”).

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

ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas each have a benchmark that is an index designed to track the performance of commodity futures contracts, as applicable, and as listed below. The daily performance of these indexes and the corresponding funds will likely be very different from the daily performance of the price of the related physical commodities.

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

Prior to the opening of trading on the NYSE Arca on March 8, 2012, ProShares Ultra VIX Short-Term Futures ETF executed a 1-for-6 reverse split of shares. The fund traded at its post-split price on March 8, 2012. The ticker symbol for the fund did not change, and it continues to trade on the NYSE Arca.

The reverse splits were applied retroactively for all periods presented, reducing the number of shares outstanding for each of ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort Yen and ProShares Ultra VIX Short-Term Futures ETF, and resulted in a proportionate increase in the price per share and per share information of each such Fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

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

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 29, 2012.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated March 31, 2012, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Leveraged Funds’, the Geared VIX Funds’ and the Matching VIX Funds’ final net asset value for creation and redemption of fund shares for the three months ended March 31, 2012 were as follows. All times are Eastern Standard Time:

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

Although the Leveraged Funds’, the Geared VIX Funds’ and the Matching VIX Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2012.

Market value per share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per share is calculated.

For financial reporting purposes, the Leveraged Funds, the Geared VIX Funds and the Matching VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of some Leveraged Funds’, Geared VIX Funds’ and Matching VIX Funds’ final creation/redemption NAV for the three months ended March 31, 2012.

Investment Valuation

Short-term investments are valued at market price. Treasury securities having a maturity of greater than sixty days are valued at market price. In each of these situations, valuations are typically categorized as Level I in the fair value hierarchy.

Derivatives (futures contracts, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold and Silver Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold and Silver Funds are valued at the last sales price prior to the time at which the NAV per share of a Fund is determined. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. If there was no sale on that day, and for non-exchange-traded derivatives, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. When market closing prices are not available, the Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

Fair value pricing may require subjective determinations about the value of an investment. While the Leveraged Funds’, the Geared VIX Funds’ and the Matching VIX Funds’ policies are intended to result in a calculation of a Leveraged Funds’, a Geared VIX Funds’ or a Matching VIX Funds’ NAV that fairly reflects investment values as of the time of pricing, a Leveraged Fund, a Geared VIX Fund or a Matching VIX Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that a Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by a Leveraged Fund, a Geared VIX Fund or a Matching VIX Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

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

Level I — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II — Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III — Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

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

The following table summarizes the valuation of investments at March 31, 2012 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Ultra DJ-UBS Commodity	$9,341,730	$—	$—	$—	$(285,852)	$9,055,878
UltraShort DJ-UBS Commodity	8,509,788	—	—	—	209,663	8,719,451
Ultra DJ-UBS Crude Oil	252,974,215	4,852,130	—	—	(7,135,228)	250,691,117
UltraShort DJ-UBS Crude Oil	158,856,244	(801,130)	—	—	2,791,720	160,846,834
Ultra DJ-UBS Natural Gas	25,917,041	(16,368,820)	—	—	—	9,548,221
UltraShort DJ-UBS Natural Gas	15,117,758	7,311,970	—	—	—	22,429,728
Ultra Gold	390,588,955	(4,100)	(4,411,946)	—	—	386,172,909
UltraShort Gold	146,599,245	4,100	370,985	—	—	146,974,330
Ultra Silver	883,365,264	(13,810)	(46,465,030)	—	—	836,886,424
UltraShort Silver	182,020,783	13,810	8,720,011	—	—	190,754,604
Ultra Euro	7,154,497	—	—	293,570	—	7,448,067
UltraShort Euro	850,875,204	—	—	(31,057,598)	—	819,817,606
Ultra Yen	4,837,637	—	—	(225,965)	—	4,611,672
UltraShort Yen	266,766,071	—	—	13,069,493	—	279,835,564
Ultra VIX Short-Term Futures ETF	40,192,216	(29,390,813)	—	—	(4,983,410)	5,817,993
VIX Short-Term Futures ETF	71,192,075	(18,921,917)	—	—	—	52,270,158
Short VIX Short-Term Futures ETF	33,583,105	905,730	—	—	—	34,488,835
VIX Mid-Term Futures ETF	74,104,759	(11,154,350)	—	—	—	62,950,409

Total Trust	$3,421,996,587	$(63,567,200)	$(41,785,980)	$(17,920,500)	$(9,403,107)	$3,289,319,800

At March 31, 2012, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

At March 31, 2012, there were no transfers in or out of Level I and Level II fair value measurements.

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

At December 31, 2011, there were no transfers in or out of Level I and Level II fair value measurements.

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

Brokerage Commissions and Fees

Each Fund pays or will pay its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis. For the three months ended March 31, 2012, the Sponsor paid and is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds.

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

Generally, swap agreements entered into by the Funds calculate and settle the obligations of the parties to the agreement on a “net basis” with a single payment. Consequently, each Fund’s current obligations (or rights) under a swap agreement will generally be equal only to the net amount to be paid or received under the agreement based on the relative values of such obligations (or rights) (the “net amount”). In a typical swap agreement entered into by an UltraPro Fund or an Ultra Fund, the UltraPro Fund or the Ultra Fund would be entitled to settlement payments in the event the benchmark increases and would be required to make payments to the swap counterparties in the event the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay. In a typical swap agreement entered into by an UltraShort Fund or an UltraPro Short Fund, the UltraShort Fund or the UltraPro Short Fund would be required to make payments to the swap counterparties in the event the benchmark increases and would be entitled to settlement payments in the event the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlation between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will enter into swap agreements only with large, well-capitalized and well established financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at March 31, 2012 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2012, the collateral posted by counterparties consisted of cash.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties, as those amounts are not similarly collateralized by the counterparty. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2012, the collateral posted by counterparties consisted of cash.

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

as of March 31, 2012

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements

ProShares UltraShort DJ-UBS Commodity

ProShares Ultra DJ-UBS Crude Oil

ProShares UltraShort DJ-UBS Crude Oil

ProShares UltraShort DJ-UBS Natural Gas

ProShares UltraShort Gold

ProShares UltraShort Silver

			$209,663 4,852,130 2,791,720 7,311,970 562,948 8,733,821	* * * *	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements

ProShares Ultra DJ-UBS Commodity

ProShares Ultra DJ-UBS Crude Oil

ProShares UltraShort DJ-UBS Crude Oil

ProShares Ultra DJ-UBS Natural Gas

ProShares Ultra Gold

ProShares UltraShort Gold

ProShares Ultra Silver

							$285,852 7,135,228 801,130 16,368,820 4,416,046 187,863 46,478,840	* * * *

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro ProShares UltraShort Euro ProShares Ultra Yen ProShares UltraShort Yen	342,073 2,356,849 1,161 13,099,014		Unrealized depreciation on foreign currency forward contracts	ProShares Ultra Euro ProShares UltraShort Euro ProShares Ultra Yen ProShares UltraShort Yen	48,503 33,414,447 227,126 29,521

VIX Futures Contracts	Receivables on open futures contracts	ProShares Short VIX Short-Term Futures ETF	905,730	*	Payable on open futures contracts and swap agreements	ProShares Ultra VIX Short-Term Futures ETF ProShares VIX Short-Term Futures ETF ProShares Short VIX Mid-Term Futures ETF	34,374,223 18,921,917 11,154,350	* * *

		Total Trust	$41,167,079	*		Total Trust	$173,843,866	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2011

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity ProShares UltraShort DJ-UBS Crude Oil ProShares UltraShort DJ-UBS Natural Gas ProShares UltraShort Gold ProShares UltraShort Silver	$570,751 3,145,557 1,381,010 33,443,158 45,078,871	* * * *	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements

ProShares Ultra DJ-UBS Commodity

ProShares Ultra DJ-UBS Crude Oil

ProShares UltraShort DJ-UBS Crude Oil

ProShares Ultra DJ-UBS Natural Gas

ProShares Ultra Gold

ProShares Ultra Silver

ProShares UltraShort Silver

							$707,177 11,372,726 253,277 825,510 80,877,940 179,387,623 2,002,298	* * * *

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro ProShares UltraShort Euro ProShares Ultra Yen ProShares UltraShort Yen	6,850 69,475,850 103,610 234,106		Unrealized depreciation on foreign currency forward contracts	ProShares Ultra Euro ProShares UltraShort Euro ProShares Ultra Yen ProShares UltraShort Yen	525,062 2,044,896 883 4,598,252

VIX Futures Contracts	Receivables on open futures contracts	ProShares Ultra VIX Short-Term Futures ETF ProShares VIX Short-Term Futures ETF ProShares Short VIX Short-Term Futures ETF ProShares VIX Mid-Term Futures ETF	141,600 295,500 181,280 93,000	* * * *	Payable on open futures contracts	ProShares Ultra VIX Short-Term Futures ETF ProShares VIX Short-Term Futures ETF ProShares Short VIX Short-Term Futures ETF ProShares VIX Mid-Term Futures ETF	904,390 1,871,470 91,100 6,205,750	* * * *

		Total Trust	$154,151,143	*		Total Trust	$291,668,354	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended March 31, 2012

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income		Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/depreciation on futures contracts, swap and/or forward agreements

ProShares Ultra DJ-UBS Commodity

ProShares UltraShort DJ-UBS Commodity

ProShares Ultra DJ-UBS Crude Oil

ProShares UltraShort DJ-UBS Crude Oil

ProShares Ultra DJ-UBS Natural Gas

ProShares UltraShort DJ-UBS Natural Gas

ProShares Ultra Gold

ProShares UltraShort Gold

ProShares Ultra Silver

ProShares UltraShort Silver

			$(322,448 74,310 15,544,135 (3,831,611 (5,158,571 4,437,111 (29,858,796 (1,545,985 8,106,450 (35,684,414	) ) ) ) ) )	$421,325 (361,088 9,089,628 (901,690 (15,543,310 5,930,960 76,461,894 (33,068,073 132,908,783 (34,342,752	) ) ) ) )

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/depreciation on foreign currency forward contracts	ProShares Ultra Euro ProShares UltraShort Euro ProShares Ultra Yen ProShares UltraShort Yen	(249,576 38,812,588 (425,209 20,853,004	) )	811,782 (98,488,552 (328,692 17,433,639	) )

VIX Futures Contracts	Net realized gain (loss) on futures contracts/changes in unrealized appreciation/depreciation on futures contracts and swap agreements	ProShares Ultra VIX Short-Term Futures ETF ProShares VIX Short-Term Futures ETF ProShares Short VIX Short-Term Futures ETF ProShares VIX Mid-Term Futures ETF	(119,246,992 (42,732,137 6,857,840 (22,417,600	) ) )	(33,611,433 (17,345,947 815,550 (5,041,600	) ) )

		Total Trust	$(166,787,901)		$4,840,424

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended March 31, 2011

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income		Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/depreciation on futures contracts, swap and/or forward agreements

ProShares Ultra DJ-UBS Commodity

ProShares UltraShort DJ-UBS Commodity

ProShares Ultra DJ-UBS Crude Oil

ProShares UltraShort DJ-UBS Crude Oil

ProShares Ultra Gold

ProShares UltraShort Gold

ProShares Ultra Silver

ProShares UltraShort Silver

			$3,204,121 (384,313 82,184,427 (13,935,229 8,021,411 (7,953,387 273,344,461 (81,288,813	) ) ) )	$(1,431,654 83,134 4,870,260 2,781,458 (1,473,077 681,093 24,955,545 1,244,169	) )

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/depreciation on foreign currency forward contracts	ProShares Ultra Euro ProShares UltraShort Euro ProShares Ultra Yen ProShares UltraShort Yen	918,369 (62,149,035 155,729 (17,658,241	) )	33,773 4,173,710 (402,409 33,365,316)

VIX Futures Contracts	Net realized gain (loss) on futures contracts/changes in unrealized appreciation/depreciation on futures contracts	ProShares VIX Short-Term Futures ETF ProShares VIX Mid-Term Futures ETF	(351,490 (688,250	) )	(2,482,210 (83,130	) )

		Total Trust	$183,419,760		$66,315,978

NOTE 4 – AGREEMENTS

Management Fee

Each Leveraged Fund, Geared VIX Fund and Managed Futures Fund pays or will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. In the first year of the Leveraged Funds’ and VIX Funds’ operations, the Sponsor did not charge its fee in an amount equal to the organization and offering costs. The Sponsor reimbursed or will reimburse each Leveraged Fund, Geared VIX Fund and Managed Futures Fund, if applicable, to the extent that its offering costs exceeded or exceed 0.95% of its average daily NAV of each Fund for the first year of operations. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV. The Sponsor will not charge its fee in the first year of operation of each New Fund in an amount equal to the offering costs. The Sponsor has agreed to reimburse each New Fund to the extent that its offering costs exceed the Management Fee for the first year of operations. The Management Fee is or will be paid in consideration of the Sponsor’s services as commodity pool operator and commodity trading advisor, and for managing the business and affairs of the Funds. From the Management Fee, the Sponsor pays or will pay the fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent and the licensors for the Commodity Index Funds (Dow Jones & Company, Inc. and UBS Securities LLC, together, “DJ-UBS”), the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees. For the three months ended March 31, 2012, the Sponsor paid and is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds. Each Fund incurs and pays, and each New Fund will incur and pay, its non-recurring and unusual fees and expenses.

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

The Custodian

BBH&Co. serves as the Custodian of the Funds, and the Trust, on its own behalf and on behalf of each Fund, and BBH&Co. have entered into a Custodian Agreement in connection therewith. Pursuant to the terms of the Custodian Agreement, BBH&Co. is responsible for the holding and safekeeping of assets delivered to it by the Funds, and performing various administrative duties in accordance with instructions delivered to BBH&Co. by the Funds. The Custodian’s fees are or will be paid on behalf of the Funds by the Sponsor.

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

NOTE 5 – ORGANIZATION AND OFFERING COSTS

Organization costs are expensed as incurred and offering costs will be amortized by the Funds over a twelve month period on a straight-line basis. The Sponsor did not charge its Management Fee in the first year of operations of each Leveraged Fund, Geared VIX Fund or Matching VIX Fund in an amount equal to the organization and offering costs. The Sponsor reimbursed or will reimburse each Fund to the extent that its organization and offering costs exceeded 0.95% of each Leveraged Fund’s, Geared VIX Fund’s or Managed Futures Fund’s and 0.85% of each Matching VIX Fund’s average daily NAV for the first year of operations.

Offering costs on the New Funds will be amortized over a twelve month period on a straight-line basis. The Sponsor will not charge its Management Fee in the first year of operations of each New Fund in an amount equal to the offering costs. The Sponsor has agreed to reimburse each New Fund to the extent that its offering costs exceed 0.95%, of its average daily NAV for the first year of operations. At March 31, 2012, amounts payable for offering costs are reflected in the Statement of Financial Condition for each New Fund.

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

Except when aggregated in Creation Units, the Shares are not redeemable securities. Retail investors, therefore, generally will not be able to purchase or redeem Shares directly from or with a Fund. Rather, most retail investors will purchase or sell Shares in the secondary market with the assistance of a broker. Thus, some of the information contained in these Notes to Financial Statements, such as references to the Transaction Fees imposed on purchases and redemptions, is not relevant to retail investors.

Transaction Fees on Creation and Redemption Transactions

The manner by which Creation Units are purchased or redeemed is dictated by the terms of the Authorized Participant Agreement and Authorized Participant Handbook. By placing a purchase order, an Authorized Participant agrees to: (1) deposit cash with the Custodian; and (2) if permitted by the Sponsor in its sole discretion with respect to a VIX Fund, enter into or arrange for an exchange of futures contract for related position or block trade with the VIX Fund whereby the Authorized Participant would also transfer to such Fund a number and type of exchange-traded VIX futures contracts at or near the closing settlement price for such contracts on the purchase order date.

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

Transaction fees for the three months ended March 31, 2012, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended March 31, 2012
Ultra DJ-UBS Commodity	$—
UltraShort DJ-UBS Commodity	—
Ultra DJ-UBS Crude Oil	51,652
UltraShort DJ-UBS Crude Oil	30,994
Ultra DJ-UBS Natural Gas	5,540
UltraShort DJ-UBS Natural Gas	2,364
Ultra Gold	15,413
UltraShort Gold	3,584
Ultra Silver	48,324
UltraShort Silver	67,654
Ultra Euro	—
UltraShort Euro	—
Ultra Yen	—
UltraShort Yen	—
Ultra VIX Short-Term Futures	97,822
VIX Short-Term Futures	—
Short VIX Short-Term Futures	22,326
VIX Mid-Term Futures	—

Total Trust	$345,673

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended March 31, 2012:

Ultra ProShares

For the Three Months Ended March 31, 2012 (unaudited)

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil	Ultra DJ- UBS Natural Gas^^	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2011	$25.8805	$40.8828	$101.9786	$75.9066	$43.1903	$23.8860	$36.4704

Net investment income (loss)	(0.0629)	(0.1023)	(0.1657)	(0.2085)	(0.1297)	(0.0565)	(0.0787)
Net realized and unrealized gain (loss)	0.2837	2.0318	(64.1194)	12.0919	11.8333	1.4163	(5.0241)
Change in net asset value from operations	0.2208	1.9295	(64.2851)	11.8834	11.7036	1.3598	(5.1028)
Net asset value, at March 31, 2012	$26.1013	$42.8123	$37.6935	$87.7900	$54.8939	$25.2458	$31.3676

Market value per share, at December 31, 2011†	$25.64	$40.94	$101.35	$79.01	$41.65	$23.87	$36.50
Market value per share, at March 31, 2012†	$25.90	$42.91	$37.40	$88.40	$54.46	$25.21	$31.36

Total Return, at net asset value^	0.9%	4.7%	(63.0)%	15.7%	27.1%	5.7%	(14.0)%
Total Return, at market value^	1.0%	4.8%	(63.1)%	11.9%	30.8%	5.6%	(14.1)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.96)%	(1.23)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.93)%	(0.94)%	(1.20)%	(0.92)%	(0.92)%	(0.93)%	(0.92)%

^^	See Note 10 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2012.
**	Percentages are annualized.

UltraShort ProShares

For the Three Months Ended March 31, 2012 (unaudited)

Per Share Operating Performance	UltraShort DJ-UBS Commodity	UltraShort DJ-UBS Crude Oil	UltraShort DJ-UBS Natural Gas^^	UltraShort Gold	UltraShort Silver^^	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2011	$56.9207	$38.8151	$23.8053	$20.6779	$76.6771	$20.3357	$40.9557

Net investment income (loss)	(0.1219)	(0.0823)	(0.1081)	(0.0389)	(0.1245)	(0.0457)	(0.0990)
Net realized and unrealized gain (loss)	(1.7902)	(3.4880)	25.2447	(3.7038)	(24.1170)	(1.3187)	6.1883
Change in net asset value from operations	(1.9121)	(3.5703)	25.1366	(3.7427)	(24.2415)	(1.3644)	6.0893
Net asset value, at March 31, 2012	$55.0086	$35.2448	$48.9419	$16.9352	$52.4356	$18.9713	$47.0450

Market value per share, at December 31, 2011†	$56.19	$38.69	$23.96	$19.81	$79.35	$20.35	$40.95
Market value per share, at March 31, 2012†	$54.71	$35.16	$49.35	$16.81	$52.75	$18.97	$47.05

Total Return, at net asset value^	(3.4)%	(9.2)%	105.6%	(18.1)%	(31.6)%	(6.7)%	14.9%
Total Return, at market value^	(2.6)%	(9.1)%	106.0%	(15.1)%	(33.5)%	(6.8)%	14.9%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.97)%	(1.36)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.94)%	(1.34)%	(0.93)%	(0.92)%	(0.93)%	(0.92)%

^^	See Note 10 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2012.
**	Percentages are annualized.

VIX ProShares

For the Three Months Ended March 31, 2012 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF*	VIX Short- Term Futures ETF	Short VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF
Net asset value, at December 31, 2011	$74.1074	$76.3738	$51.7327	$74.1396

Net investment income (loss)	(0.1205)	(0.0979)	(0.3576)	(0.1356)
Net realized and unrealized gain (loss)	(59.6893)	(40.7796)	47.5965	(18.0538)
Change in net asset value from operations	(59.8098)	(40.8775)	47.2389	(18.1894)
Net asset value, at March 31, 2012	$14.2976	$35.4963	$98.9716	$55.9502

Market value per share, at December 31, 2011†	$72.96	$75.74	$52.28	$74.13
Market value per share, at March 31, 2012†	$14.56	$35.77	$98.13	$56.74

Total Return, at net asset value^	(80.7)%	(53.5)%	91.3%	(24.5)%
Total Return, at market value^	(80.0)%	(52.8)%	87.7%	(23.5)%

Ratios to Average Net Assets**

Expense ratio	(2.02)%	(0.85)%	(2.00)%	(0.85)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.85)%	(0.95)%	(0.85)%
Net investment income (loss)	(2.01)%	(0.81)%	(1.97)%	(0.83)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2012.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended March 31, 2011:

Ultra ProShares

For the Three Months Ended March 31, 2011 (unaudited)

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil*	Ultra Gold	Ultra Silver*	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2010	$36.3723	$50.0017	$69.2163	$78.1431	$25.7644	$33.4918

Net investment income (loss)	(0.0750)	(0.1042)	(0.1365)	(0.1723)	(0.0550)	(0.0667)
Net realized and unrealized gain (loss)	3.1597	7.2125	2.5663	35.6929	3.1737	(1.6613)
Change in net asset value from operations	3.0847	7.1083	2.4298	35.5206	3.1187	(1.7280)
Net asset value, at March 31, 2011	$39.4570	$57.1100	$71.6461	$113.6637	$28.8831	$31.7638

Market value per share, at December 31, 2010†	$36.27	$49.98	$70.72	$79.30	$25.86	$33.29
Market value per share, at March 31, 2011†	$39.67	$56.99	$71.13	$112.55	$28.90	$31.77

Total Return, at net asset value^	8.5%	14.2%	3.5%	45.5%	12.1%	(5.2)%
Total Return, at market value^	9.4%	14.0%	0.6%	41.9%	11.8%	(4.6)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.83)%	(0.87)%	(0.83)%	(0.83)%	(0.83)%	(0.83)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2011.
**	Percentages are annualized.

UltraShort ProShares

For the Three Months Ended March 31, 2011 (unaudited)

Per Share Operating Performance	UltraShort DJ-UBS Commodity*	UltraShort DJ-UBS Crude Oil*	UltraShort Gold	UltraShort Silver*^^	UltraShort Euro	UltraShort Yen*
Net asset value, at December 31, 2010	$47.9976	$50.8516	$28.3706	$199.4634	$20.2928	$47.0232

Net investment income (loss)	(0.0945)	(0.1074)	(0.0592)	(0.3611)	(0.0390)	(0.0974)
Net realized and unrealized gain (loss)	(5.2231)	(9.5347)	(1.6373)	(83.7141)	(2.4103)	1.8730
Change in net asset value from operations	(5.3176)	(9.6421)	(1.6965)	(84.0752)	(2.4493)	1.7756
Net asset value, at March 31, 2011	$42.6800	$41.2095	$26.6741	$115.3882	$17.8435	$48.7988

Market value per share, at December 31, 2010†	$48.30	$50.85	$27.80	$196.40	$20.31	$47.01
Market value per share, at March 31, 2011†	$42.99	$41.30	$26.85	$116.65	$17.85	$48.81

Total Return, at net asset value^	(11.1)%	(19.0)%	(6.0)%	(42.2)%	(12.1)%	3.8%
Total Return, at market value^	(11.0)%	(18.8)%	(3.4)%	(40.6)%	(12.1)%	3.8%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(1.00)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.82)%	(0.88)%	(0.83)%	(0.82)%	(0.82)%	(0.83)%

*	See Note 1 of these Notes to Financial Statements.
^^	See Note 10 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2011.
**	Percentages are annualized.

VIX ProShares

For the Three Months Ended March 31, 2011 (unaudited)

Per Share Operating Performance	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF
Net asset value, at December 31, 2010	$80.0000	$80.0000

Net investment income (loss)	(0.1243)	(0.1299)
Net realized and unrealized gain (loss)	(15.8064)	(12.4771)
Change in net asset value from operations	(15.9307)	(12.6070)
Net asset value, at March 31, 2011	$64.0693	$67.3930

Market value per share, at December 31, 2010†	$80.00	$80.00
Market value per share, at March 31, 2011†	$63.75	$67.38

Total Return, at net asset value^	(19.9)%	(15.8)%
Total Return, at market value^	(20.3)%	(15.8)%

Ratios to Average Net Assets**

Expense ratio	(0.85)%	(0.85)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%
Net investment income (loss)	(0.76)%	(0.76)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2011.
**	Percentages are annualized.

NOTE 8 – RISK

Correlation and Compounding Risk

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than one day because mathematical compounding prevents the Funds from achieving such results. Accordingly, results over periods of time greater than one day should not be expected to be a simple inverse correlation (-1x) or multiple (3x or 2x) or inverse multiple (-3x or -2x) of the period return of the corresponding benchmark and will likely differ significantly. Geared Funds seek daily results as measured from the calculation of one NAV to the next. The Matching VIX Funds seek to achieve their stated investment objective both over a single day and over time. The Managed Futures Funds seek to achieve their stated investment objectives over time.

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

Compounding affects all investments, but has a more significant impact on a Geared Fund. The Geared Funds are “geared” in the sense that they have investment objectives to match a multiple, the inverse or a multiple of the inverse of the performance of an index on a given day. These Funds are subject to all of the correlation risks described above. In addition, there is a special form of correlation risk that derives from such Funds’ having a single day investment objective in combination with the use of leverage, which is that for periods greater than one day, the effect of compounding may cause the performance of a Fund to be either greater than or less than the index performance (or the inverse of the index performance) times the stated multiple in the Fund objective, before accounting for fees and fund expenses. This effect can be even more significant in the case of the Leveraged Funds due to the use of leverage. The Geared Funds are designed to provide leveraged (e.g. 2x or 3x), inverse (e.g. -1x) or inverse leveraged (e.g. -3x or -2x) results on a daily basis (before fees and expenses). Investors should monitor their holdings consistent with their strategies, as frequently as daily.

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

“Contango” and “Backwardation” Risk

In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in August 2011 may specify an October 2011 expiration. For an Ultra Fund and a Matching VIX Fund, as that contract nears expiration, it may be replaced by selling the October 2011 contract and purchasing the contract expiring in December 2011. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the October 2011 contract would take place at a price that is higher than the price at which the December 2011 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an UltraPro Fund, an Ultra Fund or a Matching VIX Fund that invests in such futures and positively affect a Short Fund, an UltraShort Fund or an UltraPro Short Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds, UltraShort Funds and UltraPro Short Funds and positively affect the UltraPro Funds, Ultra Funds and existing Matching VIX Funds.

Since the introduction of VIX futures contracts, there have frequently been periods where VIX futures prices reflect higher expected volatility levels further out in time. This can result in a loss from “rolling” the VIX futures to maintain the constant weighted average maturity of the VIX Futures Index. Losses from exchanging a lower priced VIX future for a higher priced longer-term future in the rolling process would adversely affect the value of each VIX Futures Index and, accordingly, decrease the return of the Ultra VIX Short-Term Futures ETF and the Matching VIX Funds.

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

On April 25, 2012, the Trust announced a 3-for-1 split of the shares of beneficial interest of ProShares UltraShort DJ-UBS Natural Gas (NYSE Arca symbol “KOLD”). It is anticipated that the split will be effective prior to the opening of trading on NYSE Arca on May 11, 2012.

The split was effective for shareholders of record after the close of the markets on May 8, 2012, and anticipated to be payable after the close of the markets on May 10, 2012. It is anticipated that the Fund will trade at its post-split price on May 11, 2012. The ticker symbol for the Fund will not change, and it will continue to trade on NYSE Arca.

The split was applied retroactively for all periods presented, increasing the number of shares outstanding for ProShares UltraShort DJ-UBS Natural Gas, and resulted in a proportionate decrease in the price per share and per share information of ProShares UltraShort DJ-UBS Natural Gas. Therefore, the split will not change the aggregate net asset value of a shareholder’s investment at the time of the split.

On April 25, 2012, the Trust announced a 1-for-5 reverse split of the shares of beneficial interest of ProShares Ultra DJ-UBS Natural Gas (NYSE Arca symbol “BOIL”) and ProShares UltraShort Silver (NYSE Arca symbol “ZSL”). It is anticipated that the reverse splits will be effective prior to the opening of trading on NYSE Arca on May 11, 2012.

It is anticipated that the reverse splits will be effective for shareholders of record after the close of the markets on May 10, 2012. It is further anticipated that the Funds will trade at their post-split prices on May 11, 2012. The ticker symbols for the Funds will not change, and they will continue to trade on NYSE Arca.

The reverse splits were applied retroactively for all periods presented, reducing the number of shares outstanding for ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort Silver, and resulted in a proportionate increase in the price per share and per share information of the ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort Silver. Therefore, the reverse splits will not change the aggregate net asset value of a shareholder’s investment at the time of the splits.

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

The Trust has also registered shares for thirty-five additional series: (i) ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (each, a “Short Fund” and collectively, the “Short Funds”); (ii) ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (each, a “New Geared VIX Fund” and collectively, the “New Geared VIX Funds”); (iii) ProShares Managed Futures Strategy, ProShares Commodity Managed Futures Strategy and ProShares Financial Managed Futures Strategy (each, a “Managed Futures Fund” and collectively, the “Managed Futures Funds”); (iv) ProShares UltraPro Australian Dollar, ProShares Ultra Australian Dollar, ProShares Short Australian Dollar, ProShares UltraShort Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares Short Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares Short Yen and ProShares UltraPro Short Yen (each, a “New Currency Fund” and collectively, the “New Currency Funds”); and (v) ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar and ProShares UltraPro Short U.S. Dollar (each, a “Currency Index Fund” and collectively, the “Currency Index Funds”). The Short Funds, the New Geared VIX Funds, the Managed Futures Funds and the New Currency Funds are collectively referred to as the “New Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds, the New Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q. The Leveraged Funds, the Short Funds, the Geared VIX Funds, the New Geared VIX Funds and the New Currency Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q.

As of March 31, 2012, each of the New Funds had seed capital, but none of the New Funds had commenced investment operations; therefore, this Quarterly Report on Form 10-Q does not include Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, Statements of Cash Flows, results of operations or any other financial information for the New Funds.

The Trust had no operations prior to November 24, 2008 other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of fourteen Shares of each Leveraged Fund at an aggregate purchase price of $350 in each of the following Funds: ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen.

Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver and ProShares UltraShort Silver, commenced trading on the NYSE Arca on December 3, 2008. ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas, commenced trading on the NYSE Arca on October 4, 2011.

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

Groups of Funds are collectively referred to in this Quarterly Report on Form 10-Q in several different ways. References to “UltraPro Funds” “Ultra Funds,” “Short Funds”, “UltraShort Funds” and “UltraPro Short Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds”, “Commodity Funds,” “Currency Index Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” refer to the different Funds based upon their investment objective and their general benchmark categories. References to “Managed Futures Funds” refer to the different Funds according to which index the Fund intends to gain exposure.

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

Each of the Geared Funds generally invests or will invest in Financial Instruments (i.e., commodity-based, currency-based or equity market volatility-based instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts) as a substitute for investing directly in commodities, currencies or equity market volatility products in order to gain exposure to the commodity index, currency benchmark, commodity, currency or to an equity market volatility index. The Financial Instruments in which ProShares Short DJ-UBS Natural Gas will invest are limited to futures contracts. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results for the Funds. Each “Matching VIX Fund” seeks daily investment results (before fees and expenses) that match the performance of a benchmark. Each “Geared VIX Fund” and each “New Geared VIX Fund” seeks or will seek daily investment results (before fees and expenses)

that correspond to a multiple, the inverse of inverse multiple of the daily performance of a benchmark. Each VIX Fund intends to obtain exposure to its benchmark by investing in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”). The Managed Futures Funds will seek to provide investment results (before fees and expenses) that correspond to the performance of the S&P Dynamic Futures Index (“DFI”), the S&P Dynamic Commodities Futures Index (“DCFI”) or the S&P Dynamic Financial Futures Index (“DFFI”). Each Managed Futures Fund intends to obtain exposure to the DFI, DCFI or the DFFI, as applicable, by primarily investing in unleveraged positions in Commodities Futures Contracts or Financials Futures Contracts.

Each Geared Fund seeks investment results for a single day only, not for longer periods. A “single day” is measured from the time a Fund calculates its respective net asset value per Share (“NAV”) to the time of the Fund’s next NAV calculation. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from 3x, 2x, -1x, -2x or -3x of the return of the index to which such Fund is benchmarked for that period. In periods of higher market volatility, the volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds are riskier than similarly benchmarked exchange-traded funds that are not geared. Accordingly, these funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily inverse investment results. Shareholders should actively monitor their investments. The Geared VIX Funds do not seek to achieve their stated objective over a period greater than one day. The Matching VIX Funds seek to achieve their stated investment objective both over a single day and over time. The Managed Futures Funds seek to achieve their stated investment objective over time.

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

Each Geared Fund and Managed Futures Fund continuously offers and redeems or will offer and redeem its Shares in blocks of 50,000 Shares and each Matching VIX Fund continuously offers and redeems its Shares in blocks of 25,000 Shares (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with one or more of the Funds. Shares of the Funds are offered to Authorized Participants in Creation Units at each Fund’s respective NAV. Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of each Fund on the NYSE Arca, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from any Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2012 and 2011, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended March 31, 2012	Interest Income Three Months Ended March 31, 2011
ProShares Ultra DJ-UBS Commodity	$525	$5,859
ProShares UltraShort DJ-UBS Commodity	681	740
ProShares Ultra DJ-UBS Crude Oil	13,088	98,318
ProShares UltraShort DJ-UBS Crude Oil	10,125	36,450
ProShares Ultra DJ-UBS Natural Gas	2,119	—
ProShares UltraShort DJ-UBS Natural Gas	863	—
ProShares Ultra Gold	27,391	71,784
ProShares UltraShort Gold	6,919	31,276
ProShares Ultra Silver	51,735	186,095
ProShares UltraShort Silver	15,324	46,897
ProShares Ultra Euro	488	2,411
ProShares UltraShort Euro	47,729	144,361
ProShares Ultra Yen	372	1,025
ProShares UltraShort Yen	20,571	88,611
ProShares Ultra VIX Short-Term Futures ETF	2,915	—
ProShares VIX Short-Term Futures ETF	6,804	3,020
ProShares Short VIX Short-Term Futures ETF	894	—
ProShares VIX Mid-Term Futures ETF	6,086	1,277

Each Fund’s underlying swaps, futures and forward contracts, as applicable, may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, swaps and forward contracts are not traded on an exchange, do not have uniform terms and conditions, and in general are not transferable without the consent of the counterparty. In the case of futures contracts, commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no futures trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in such futures contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Futures contract prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent a Fund from promptly liquidating its futures positions.

Entry into swap agreements or forward contracts may further impact liquidity because these contractual agreements are executed “off-exchange” between private parties and, therefore, the time required to offset or “unwind” these positions may be greater than that for exchange-traded instruments. This potential delay could be exacerbated to the extent a counterparty is not a United States person.

The large size of the positions in which a Fund may acquire increases the risk of illiquidity by both making their positions more difficult to liquidate and increasing the losses incurred while trying to do so. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Funds will typically invest in Financial Investments related to one benchmark, which in many cases is highly concentrated.

Because each Fund may enter into swaps and may trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

ProShares Ultra DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
NAV beginning of period	$9,058,529	$18,186,658
NAV end of period	$9,135,820	$21,701,886
Percentage change in NAV	0.9%	19.3%
Shares outstanding beginning of period	350,014	500,014
Shares outstanding end of period	350,014	550,014
Percentage change in shares outstanding	0.0%	10.0%
Shares created	—	50,000
Shares redeemed	—	—
Per share NAV beginning of period	$25.88	$36.37
Per share NAV end of period	$26.10	$39.46
Percentage change in per share NAV	0.9%	8.5%
Percentage change in benchmark	0.9%	4.5%
Benchmark annualized volatility	12.9%	15.9%

During the three months ended March 31, 2012, there was no net change in the Fund’s outstanding Shares. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the three months ended March 31, 2011, the increase in the Fund’s NAV resulted from an increase from 500,014 outstanding Shares at December 31, 2010 to 550,014 outstanding Shares at March 31, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index.

For the three months ended March 31, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 0.9% for the period ended March 31, 2012, as compared to the increase of 8.5% for the period ended March 31, 2011, was primarily due to a relatively lower appreciation in the value of the assets of the Fund during the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on February 24, 2012 at $29.02 per Share and reached its low for the period on March 29, 2012 at $25.39 per Share. By comparison, during the three months ended March 31, 2011, the Fund’s per share NAV reached its high for the period on March 31, 2011 at $39.46 per Share and reached its low for the period on March 15, 2011 at $33.84 per Share.

The benchmark’s rise of 0.9% for the three months ended March 31, 2012, as compared to the benchmark’s rise of 4.5% for the three months ended March 31, 2011, can be attributed to a relatively lower appreciation of the underlying components of the index during the three months ended March 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net investment income (loss)	$(22,013)	$(40,254)
Management fee	22,538	46,113
Net realized gain (loss)	(322,448)	3,204,121
Change in net unrealized appreciation/depreciation	421,752	(1,431,394)
Net income (loss)	$77,291	$1,732,473

The Fund’s net income decreased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a lesser increase in the Fund’s benchmark index and a decrease in shares outstanding from the three months ended March 31, 2011 to the three months ended March 31, 2012.

ProShares UltraShort DJ-UBS Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
NAV beginning of period	$9,107,146	$1,440,073
NAV end of period	$8,801,218	$2,560,673
Percentage change in NAV	(3.4)%	77.8%
Shares outstanding beginning of period	159,997	30,003
Shares outstanding end of period	159,997	59,997
Percentage change in shares outstanding	0.0%	100.0%
Shares created	—	30,000
Shares redeemed	—	6
Per share NAV beginning of period	$56.92	$48.00
Per share NAV end of period	$55.01	$42.68
Percentage change in per share NAV	(3.4)%	(11.1)%
Percentage change in benchmark	0.9%	4.5%
Benchmark annualized volatility	12.9%	15.9%

During the three months ended March 31, 2012, there was no net change in the Fund’s outstanding Shares. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the three months ended March 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 30,003 outstanding Shares at December 31, 2010 to 59,997 outstanding Shares at March 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index.

For the three months ended March 31, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 3.4% for the period ended March 31, 2012, as compared to the decrease of 11.1% for the three months ended March 31, 2011, was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on January 13, 2012 at $56.82 per Share and reached its low for the period on February 24, 2012 at $50.01 per Share. By comparison, during the three months ended March 31, 2011, the Fund’s per share NAV reached its high for the period on January 7, 2011 at $50.71 per Share and reached its low for the period on March 31, 2011 at $42.68 per Share.

The benchmark’s rise of 0.9% for the three months ended March 31, 2012, as compared to the benchmark’s rise of 4.5% for the three months ended March 31, 2011, can be attributed to a relatively lower appreciation of the underlying components of the index during the three months ended March 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net investment income (loss)	$(19,503)	$(4,737)
Management fee	20,184	5,477
Net realized gain (loss)	74,310	(384,316)
Change in net unrealized appreciation/depreciation	(360,735)	83,092
Net income (loss)	$(305,928)	$(305,961)

The Fund’s net income remained relatively flat for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a lesser increase in the Fund’s benchmark index in conjunction with a significant increase in shares outstanding from the three months ended March 31, 2011 to the three months ended March 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares UltraShort DJ-UBS Commodity Fund.

ProShares Ultra DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
NAV beginning of period	$251,395,322	$228,133,077
NAV end of period	$271,822,707	$271,225,000
Percentage change in NAV	8.1%	18.9%
Shares outstanding beginning of period	6,149,170	4,562,504
Shares outstanding end of period	6,349,170	4,749,170
Percentage change in shares outstanding	3.3%	4.1%
Shares created	3,200,000	9,575,000
Shares redeemed	3,000,000	9,388,334
Per share NAV beginning of period	$40.88	$50.00
Per share NAV end of period	$42.81	$57.11
Percentage change in per share NAV	4.7%	14.2%
Percentage change in benchmark	3.1%	8.0%
Benchmark annualized volatility	21.5%	27.1%

During the three months ended March 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 6,149,170 outstanding Shares at December 31, 2011 to 6,349,170 outstanding Shares at March 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil Sub-Index. By comparison, during the three months ended March 31, 2011, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil Sub-Index. The increase in the Fund’s NAV also resulted in part from an increase from 4,562,504 outstanding Shares at December 31, 2010 to 4,749,170 outstanding Shares at March 31, 2011.

For the three months ended March 31, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 4.7% for the three months ended March 31, 2012, as compared to the increase of 14.2% for the three months ended March 31, 2011, was primarily due to a relatively lower appreciation in the value of the assets of the Fund during the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on February 24, 2012 at $49.25 per Share and reached its low for the period on February 2, 2012 at $38.54 per Share. By comparison, during the three months ended March 31, 2011, the Fund’s per share NAV reached its high for the period on March 7, 2011 at $57.44 per Share and reached its low for the period on February 15, 2011 at $41.87 per Share.

The benchmark’s rise of 3.1% for the three months ended March 31, 2012, as compared to the benchmark’s rise of 8.0% for the three months ended March 31, 2011, can be attributed to a lower increase in the price of WTI Crude Oil during the three months ended March 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net investment income (loss)	$(644,318)	$(730,394)
Management fee	647,729	799,043
Brokerage commission	9,677	29,669
Net realized gain (loss)	15,543,993	82,189,356
Change in net unrealized appreciation/depreciation	9,101,128	4,874,439
Net income (loss)	$24,000,803	$86,333,401

The Fund’s net income decreased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a lesser increase in the price of WTI Crude Oil during the three months ended March 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares Ultra DJ-UBS Crude Oil Fund.

ProShares UltraShort DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
NAV beginning of period	$144,389,893	$132,214,257
NAV end of period	$154,017,609	$136,813,099
Percentage change in NAV	6.7%	3.5%
Shares outstanding beginning of period	3,719,944	2,600,003
Shares outstanding end of period	4,369,944	3,319,944
Percentage change in shares outstanding	17.5%	27.7%
Shares created	2,300,000	2,730,000

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Shares redeemed	1,650,000	2,010,059
Per share NAV beginning of period	$38.82	$50.85
Per share NAV end of period	$35.24	$41.21
Percentage change in per share NAV	(9.2)%	(19.0)%
Percentage change in benchmark	3.1%	8.0%
Benchmark annualized volatility	21.5%	27.1%

During the three months ended March 31, 2012, the increase in the Fund’s NAV resulted from an increase from 3,719,944 outstanding Shares at December 31, 2011 to 4,369,944 outstanding Shares at March 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil Sub-Index. By comparison, during the three months ended March 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 2,600,003 outstanding Shares at December 31, 2010 to 3,319,944 outstanding Shares at March 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil Sub-Index.

For the three months ended March 31, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 9.2% for the three months ended March 31, 2012, as compared to the decrease of 19.0% for the three months ended March 31, 2011, was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on February 2, 2012 at $40.44 per Share and reached its low for the period on February 24, 2012 at $31.27 per Share. By comparison, during the three months ended March 31, 2011, the Fund’s per share NAV reached its high for the period on February 15, 2011 at $58.77 per Share and reached its low for the period on March 31, 2011 at $41.21 per Share.

The benchmark’s rise of 3.1% for the three months ended March 31, 2012, as compared to the benchmark’s rise of 8.0% for the three months ended March 31, 2011, can be attributed to a lower increase in the price of WTI Crude Oil during the three months ended March 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net investment income (loss)	$(335,925)	$(277,411)
Management fee	340,146	298,212
Brokerage commission	5,904	15,649
Net realized gain (loss)	(3,832,402)	(13,934,802)
Change in net unrealized appreciation/depreciation	(894,661)	2,782,618
Net income (loss)	$(5,062,988)	$(11,429,595)

The Fund’s net income increased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a lesser increase in the price of WTI Crude Oil during the three months ended March 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares UltraShort DJ-UBS Crude Oil Fund.

ProShares Ultra DJ-UBS Natural Gas^

Since the Fund commenced investment operations on October 4, 2011, a comparison of the Fund’s results of operations for the three months ended March 31, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2012:

Three Months
Ended March 31,
2012

NAV beginning of period	$4,079,349
NAV end of period	$36,185,805
Percentage change in NAV	787.0%
Shares outstanding beginning of period	40,002
Shares outstanding end of period	960,002
Percentage change in shares outstanding	2,299.9%
Shares created	920,000
Shares redeemed	—
Per share NAV beginning of period	$101.98
Per share NAV end of period	$37.69
Percentage change in per share NAV	(63.0)%
Percentage change in benchmark	(37.0)%
Benchmark annualized volatility	51.3%

During the three months ended March 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 40,002 outstanding Shares at December 31, 2011 to 960,002 outstanding Shares at March 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Natural Gas Sub-indexSM.

For the three months ended March 31, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark.

During the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on January 4, 2012 at $109.49 per Share and reached its low for the period on March 30, 2012 at $37.69 per Share.

The benchmark’s decline of 37.0% for the three months ended March 31, 2012, can be attributed to a decrease in the price of Henry Hub Natural Gas during the three months ended March 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2012:

Three Months Ended March 31, 2012
Net investment income (loss)	$(67,946)
Management fee	47,372
Brokerage commission	16,074
Offering costs	6,619
Net realized gain (loss)	(5,158,452)
Change in net unrealized appreciation/depreciation	(15,542,480)
Net income (loss)	$(20,768,878)

^	See Note 10 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares Ultra DJ-UBS Natural Gas Fund.

ProShares UltraShort DJ-UBS Natural Gas^

Since the Fund commenced investment operations on October 4, 2011, a comparison of the Fund’s results of operations for the three months ended March 31, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2012:

Three Months Ended March 31, 2012
NAV beginning of period	$7,142,310
NAV end of period	$22,025,304
Percentage change in NAV	208.4%
Shares outstanding beginning of period	300,030
Shares outstanding end of period	450,030
Percentage change in shares outstanding	50.0%
Shares created	450,000
Shares redeemed	300,000
Per share NAV beginning of period	$23.81
Per share NAV end of period	$48.94
Percentage change in per share NAV	105.6%
Percentage change in benchmark	(37.0)%
Benchmark annualized volatility	51.3%

During the three months ended March 31, 2012, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Natural Gas Sub-indexSM. The increase in the Fund’s NAV also resulted in part from an increase from 300,030 outstanding Shares at December 31, 2011 to 450,030 outstanding Shares at March 31, 2012.

For the three months ended March 31, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark.

During the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on March 30, 2012 at $48.94 per Share and reached its low for the period on January 4, 2012 at $22.06 per Share.

The benchmark’s decline of 37.0% for the three months ended March 31, 2012, can be attributed to a decrease in the price of Henry Hub Natural Gas during the three months ended March 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2012:

Three Months Ended March 31, 2012
Net investment income (loss)	$(44,543)
Management fee	25,021
Brokerage commission	13,766
Offering costs	6,619
Net realized gain (loss)	4,436,944
Change in net unrealized appreciation/depreciation	5,931,348
Net income (loss)	$10,323,749

^	See Note 10 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the share split for the ProShares UltraShort DJ-UBS Natural Gas Fund.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
NAV beginning of period	$326,399,360	$259,562,075
NAV end of period	$381,887,918	$250,762,400
Percentage change in NAV	17.0%	(3.4)%
Shares outstanding beginning of period	4,300,014	3,750,014
Shares outstanding end of period	4,350,014	3,500,014
Percentage change in shares outstanding	1.2%	(6.7)%
Shares created	400,000	50,000
Shares redeemed	350,000	300,000
Per share NAV beginning of period	$75.91	$69.22
Per share NAV end of period	$87.79	$71.65
Percentage change in per share NAV	15.7%	3.5%
Percentage change in benchmark	8.6%	2.4%
Benchmark annualized volatility	20.5%	12.9%

During the three months ended March 31, 2012, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. The increase in the Fund’s NAV also resulted in part from an increase from 4,300,014 outstanding Shares at December 31, 2011 to 4,350,014 outstanding Shares at March 31, 2012. By comparison, during the three months ended March 31, 2011, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,750,014 outstanding Shares at December 31, 2010 to 3,500,014 outstanding Shares at March 31, 2011. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London.

For the three months ended March 31, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 15.7% for the three months ended March 31, 2012, as compared to the increase of 3.5% for the three months ended March 31, 2011, was primarily due to a relatively higher appreciation in the value of the assets of the Fund during the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on February 28, 2012 at $101.40 per Share and reached its low for the period on January 3, 2012 at $82.51 per Share. By comparison, during the three months ended March 31, 2011, the Fund’s per share NAV reached its high for the period on March 24, 2011 at $72.52 per Share and reached its low for the period on January 28, 2011 at $60.68 per Share.

The benchmark’s rise of 8.6% for the three months ended March 31, 2012, as compared to the benchmark’s rise of 2.4% for the three months ended March 31, 2011, can be attributed to a relatively higher increase in the price of spot gold in U.S. Dollar terms during the three months ended March 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net investment income (loss)	$(878,349)	$(482,456)
Management fee	905,724	553,335
Brokerage commission	16	905
Net realized gain (loss)	(29,858,683)	8,021,259
Change in net unrealized appreciation/depreciation	76,475,098	(1,470,677)
Net income (loss)	$45,738,066	$6,068,126

The Fund’s net income increased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a greater increase in the price of spot gold in U.S. Dollar terms during the three months ended March 31, 2012.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
NAV beginning of period	$198,298,571	$77,732,507
NAV end of period	$147,165,003	$81,086,510
Percentage change in NAV	(25.8)%	4.3%
Shares outstanding beginning of period	9,589,901	2,739,901
Shares outstanding end of period	8,689,901	3,039,901
Percentage change in shares outstanding	(9.4)%	10.9%
Shares created	—	1,050,000
Shares redeemed	900,000	750,000
Per share NAV beginning of period	$20.68	$28.37
Per share NAV end of period	$16.94	$26.67
Percentage change in per share NAV	(18.1)%	(6.0)%
Percentage change in benchmark	8.6%	2.4%
Benchmark annualized volatility	20.5%	12.9%

During the three months ended March 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,589,901 outstanding Shares at December 31, 2011 to 8,689,901 outstanding Shares at March 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. By comparison, during the three months ended March 31, 2011, the increase in the Fund’s NAV resulted from an increase from 2,739,901 outstanding Shares at December 31, 2010 to 3,039,901 outstanding Shares at March 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London.

For the three months ended March 31, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 18.1% for the three months ended March 31, 2012, as compared to the decrease of 6.0% for the three months ended March 31, 2011, was primarily due to a relatively higher depreciation in the value of the assets of the Fund during the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on January 3, 2012 at $18.87 per Share and reached its low for the period on February 28, 2012 at $14.91 per Share. By comparison, during the three months ended March 31, 2011, the Fund’s per share NAV reached its high for the period on January 28, 2011 at $32.10 per Share and reached its low for the period on March 24, 2011 at $26.42 per Share.

The benchmark’s rise of 8.6% for the three months ended March 31, 2012, as compared to the benchmark’s rise of 2.4% for the three months ended March 31, 2011, can be attributed to a relatively higher increase in the price of spot gold in U.S. Dollar terms during the three months ended March 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net investment income (loss)	$(342,867)	$(199,330)
Management fee	349,769	229,514
Brokerage commission	17	1,092
Net realized gain (loss)	(1,545,961)	(7,953,067)
Change in net unrealized appreciation/depreciation	(33,061,365)	680,621
Net income (loss)	$(34,950,193)	$(7,471,776)

The Fund’s net income decreased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a greater increase in the price of spot gold in U.S. Dollar terms during the three months ended March 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares UltraShort Gold Fund.

ProShares Ultra Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
NAV beginning of period	$606,824,420	$547,003,919
NAV end of period	$845,367,293	$1,057,075,755
Percentage change in NAV	39.3%	93.2%
Shares outstanding beginning of period	14,050,028	7,000,028
Shares outstanding end of period	15,400,028	9,300,028
Percentage change in shares outstanding	9.6%	32.9%
Shares created	2,550,000	3,800,000
Shares redeemed	1,200,000	1,500,000
Per share NAV beginning of period	$43.19	$78.14
Per share NAV end of period	$54.89	$113.66
Percentage change in per share NAV	27.1%	45.5%
Percentage change in benchmark	15.1%	23.6%
Benchmark annualized volatility	35.1%	39.6%

During the three months ended March 31, 2012, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The increase in the Fund’s NAV also resulted in part from an increase from 14,050,028 outstanding Shares at December 31, 2011 to 15,400,028 outstanding Shares at March 31, 2012. By comparison, during the three months ended March 31, 2011, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The increase in the Fund’s NAV also resulted in part from an increase from 7,000,028 outstanding Shares at December 31, 2010 to 9,300,028 outstanding Shares at March 31, 2011.

For the three months ended March 31, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 27.1% for the three months ended March 31, 2012, as compared to the increase of 45.5% for the three months ended March 31, 2011, was primarily due to a relatively lower appreciation in the value of the assets of the Fund during the three months ended March 31, 2011.

During the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on February 29, 2012 at $73.52 per Share and reached its low for the period on January 3, 2012 at $45.01 per Share. By comparison, during the three months ended March 31, 2011, the Fund’s per share NAV reached its high for the period on March 31, 2011 at $113.65 per Share and reached its low for the period on January 28, 2011 at $58.40 per Share.

The benchmark’s rise of 15.1% for the three months ended March 31, 2012, as compared to the benchmark’s rise of 23.6% for the three months ended March 31, 2011, can be attributed to a relatively lower increase in the price of spot silver in U.S. Dollar terms during the three months ended March 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net investment income (loss)	$(1,833,327)	$(1,323,706)
Management fee	1,885,054	1,507,863
Brokerage commission	8	1,938
Net realized gain (loss)	8,107,141	273,346,091
Change in net unrealized appreciation/depreciation	132,939,770	24,980,497
Net income (loss)	$139,213,584	$297,002,882

The Fund’s net income decreased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a lesser increase in the price of spot silver in U.S. Dollar terms during the three months ended March 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the share split for the ProShares Ultra Silver Fund.

ProShares UltraShort Silver*^

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
NAV beginning of period	$246,813,921	$99,032,781
NAV end of period	$199,196,161	$130,258,740
Percentage change in NAV	(19.3)%	31.5%
Shares outstanding beginning of period	3,218,874	496,496
Shares outstanding end of period	3,798,874	1,128,874
Percentage change in shares outstanding	18.0%	127.4%
Shares created	3,190,000	917,500
Shares redeemed	2,610,000	285,122
Per share NAV beginning of period	$76.68	$199.46
Per share NAV end of period	$52.44	$115.39
Percentage change in per share NAV	(31.6)%	(42.1)%
Percentage change in benchmark	15.1%	23.6%
Benchmark annualized volatility	35.1%	39.6%

During the three months ended March 31, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 3,218,874 outstanding Shares at December 31, 2011 to 3,798,874 outstanding Shares at March 31, 2012. By comparison, during the three months ended March 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 496,496 outstanding Shares at December 31, 2010 to 1,128,874 outstanding Shares at March 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the three months ended March 31, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 31.6% for the three months ended March 31, 2012, as compared to the decrease of 42.1% for the three months ended March 31, 2011 was primarily due to a relatively lower depreciation in the value of the assets of the Fund during the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on January 3, 2012 at $73.38 per Share and reached its low for the period on February 29, 2012 at $41.17 per Share. By comparison, during the three months ended March 31, 2011, the Fund’s per share NAV reached its high for the period on January 25, 2011 at $255.54 per Share and reached its low for the period on March 31, 2011 at $115.39 per Share.

The benchmark’s rise of 15.1% for the three months ended March 31, 2012, as compared to the benchmark’s rise of 23.6% for the three months ended March 31, 2011, can be attributed to a relatively lower increase in the price of spot silver in U.S. Dollar terms during the three months ended March 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net investment income (loss)	$(487,831)	$(293,996)
Management fee	503,147	340,262
Brokerage commission	8	631
Net realized gain (loss)	(35,686,088)	(81,287,545)
Change in net unrealized appreciation/depreciation	(34,331,945)	1,245,925
Net income (loss)	$(70,505,864)	$(80,335,616)

The Fund’s net income increased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to lesser increase in the price of spot silver in U.S. Dollar terms in conjunction with significant fluctuations in outstanding shares during the three months ended March 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares UltraShort Silver Fund.
^	See Note 10 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares UltraShort Silver Fund.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
NAV beginning of period	$9,554,748	$7,729,684
NAV end of period	$7,574,096	$8,665,331
Percentage change in NAV	(20.7)%	12.1%
Shares outstanding beginning of period	400,014	300,014
Shares outstanding end of period	300,014	300,014
Percentage change in shares outstanding	(25.0)%	0.0%
Shares created	50,000	—
Shares redeemed	150,000	—
Per share NAV beginning of period	$23.89	$25.76
Per share NAV end of period	$25.25	$28.88
Percentage change in per share NAV	5.7%	12.1%
Percentage change in benchmark	3.1%	6.0%
Benchmark annualized volatility	9.5%	9.9%

During the three months ended March 31, 2012, the decrease in the Fund’s NAV resulted from a decrease from 400,014 outstanding Shares at December 31, 2011 to 300,014 outstanding Shares at March 31, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the three months ended March 31, 2011, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. The Fund had no creation or redemption activity during the three months ended March 31, 2011.

For the three months ended March 31, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 5.7% for the three months ended March 31, 2012, as compared to the increase of 12.1% for the three months ended March 31, 2011 was primarily due to a relatively lower appreciation in the value of the assets held by the Fund during the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on February 24, 2012 at $25.78 per Share and reached its low for the period on January 13, 2012 at $22.92 per Share. By comparison, during the three months ended March 31, 2011, the Fund’s per share NAV reached its high for the period on March 21, 2011 at $29.08 per Share and reached its low for the period on January 7, 2011 at $24.01 per Share.

The benchmark’s rise of 3.1% for the three months ended March 31, 2012, as compared to the benchmark’s rise of 6.0% for the three months ended March 31, 2011, can be attributed to a lower increase in the value of the Euro versus the U.S. Dollar during the three months ended March 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net investment income (loss)	$(22,829)	$(16,515)
Management fee	23,317	18,926
Net realized gain (loss)	(249,575)	918,369
Change in net unrealized appreciation/depreciation	812,184	33,793
Net income (loss)	$539,780	$935,647

The Fund’s net income decreased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a lesser increase in the value of the Euro versus the U.S. Dollar during the three months ended March 31, 2012.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
NAV beginning of period	$1,100,159,546	$444,412,995
NAV end of period	$819,560,440	$390,773,777
Percentage change in NAV	(25.5)%	(12.1)%
Shares outstanding beginning of period	54,100,014	21,900,014
Shares outstanding end of period	43,200,014	21,900,014
Percentage change in shares outstanding	(20.1)%	0.0%
Shares created	2,150,000	3,850,000
Shares redeemed	13,050,000	3,850,000
Per share NAV beginning of period	$20.34	$20.29
Per share NAV end of period	$18.97	$17.84
Percentage change in per share NAV	(6.7)%	(12.1)%
Percentage change in benchmark	3.1%	6.0%
Benchmark annualized volatility	9.5%	9.9%

During the three months ended March 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 54,100,014 outstanding Shares at December 31, 2011 to 43,200,014 outstanding Shares at March 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the three months ended March 31, 2011, the decrease in the Fund’s NAV resulted primarily from movement in the underlying index. Outstanding Shares were net unchanged for the three months ended March 31, 2011 with an ending balance of 21,900,014 outstanding Shares at December 31, 2010 and March 31, 2011.

For the three months ended March 31, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 6.7% for the three months ended March 31, 2012, as compared to the decrease of 12.1% for the three months ended March 31, 2011 was primarily due to a relatively lower depreciation in the value of the assets held by the Fund during the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on January 13, 2012 at $21.13 per Share and reached its low for the period on February 24, 2012 at $18.67 per Share. By comparison, during the three months ended March 31, 2011, the Fund’s per share NAV reached its high for the period on January 7, 2011 at $21.74 per Share and reached its low for the period on March 21, 2011 at $17.74 per Share.

The benchmark’s rise of 3.1% for the three months ended March 31, 2012, as compared to the benchmark’s rise of 6.0% for the three months ended March 31, 2011, can be attributed to a lower increase in the value of the Euro versus the U.S. Dollar during the three months ended March 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net investment income (loss)	$(2,152,538)	$(889,548)
Management fee	2,200,267	1,033,909
Net realized gain (loss)	38,810,852	(62,147,628)
Change in net unrealized appreciation/depreciation	(98,451,110)	4,170,460
Net income (loss)	$(61,792,796)	$(58,866,716)

The Fund’s net income decreased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a lesser increase in the value of the Euro versus the U.S. Dollar in conjunction with a significant increase in outstanding shares from the three months ended March 31, 2011 to the three months ended March 31, 2012.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
NAV beginning of period	$5,471,075	$5,024,240
NAV end of period	$4,705,580	$3,176,821
Percentage change in NAV	(14.0)%	(36.8)%
Shares outstanding beginning of period	150,014	150,014
Shares outstanding end of period	150,014	100,014
Percentage change in shares outstanding	0.0%	(33.3)%
Shares created	—	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$36.47	$33.49
Per share NAV end of period	$31.37	$31.76
Percentage change in per share NAV	(14.0)%	(5.2)%
Percentage change in benchmark	(7.0)%	(2.4)%
Benchmark annualized volatility	8.4%	10.1%

During the three months ended March 31, 2012, there was no net change in the Fund’s outstanding Shares. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the three months ended March 31, 2011, the decrease in the Fund’s NAV resulted primarily from a decrease from 150,014 outstanding Shares at December 31, 2010 to 100,014 outstanding Shares at March 31, 2011. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the three months ended March 31, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 14.0% for the three months ended March 31, 2012, as compared to the decrease of 5.2% for the three months ended March 31, 2011, was primarily due to a relatively higher depreciation in the value of the assets held by the Fund during the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on February 2, 2012 at $37.15 per Share and reached its low for the period on March 14, 2012 at $30.68 per Share. By comparison, during the three months ended March 31, 2011, the Fund’s per share NAV reached its high for the period on March 17, 2011 at $35.34 per Share and reached its low for the period on February 15, 2011 at $31.35 per Share.

The benchmark’s decline of 7.0% for the three months ended March 31, 2012, as compared to the benchmark’s decline of 2.4% for the three months ended March 31, 2011, can be attributed to a relatively higher decrease in the value of the Japanese Yen versus the U.S. Dollar during the three months ended March 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net investment income (loss)	$(11,811)	$(7,079)
Management fee	12,183	8,104
Net realized gain (loss)	(425,194)	155,723
Change in net unrealized appreciation/depreciation	(328,490)	(402,474)
Net income (loss)	$(765,495)	$(253,830)

The Fund’s net income decreased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a greater decrease in the value of the Japanese Yen versus the U.S. Dollar during the three months ended March 31, 2012.

ProShares UltraShort Yen*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
NAV beginning of period	$221,131,994	$207,685,813
NAV end of period	$279,884,802	$368,431,315
Percentage change in NAV	26.6%	77.4%
Shares outstanding beginning of period	5,399,294	4,416,671
Shares outstanding end of period	5,949,294	7,550,005
Percentage change in shares outstanding	10.2%	70.9%
Shares created	1,850,000	5,616,667
Shares redeemed	1,300,000	2,483,333
Per share NAV beginning of period	$40.96	$47.02
Per share NAV end of period	$47.05	$48.80
Percentage change in per share NAV	14.9%	3.8%
Percentage change in benchmark	(7.0)%	(2.4)%
Benchmark annualized volatility	8.4%	10.1%

During the three months ended March 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 5,399,294 outstanding Shares at December 31, 2011 to 5,949,294 outstanding Shares at March 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the three months ended March 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 4,416,671 outstanding Shares at December 31,

2010 to 7,550,005 outstanding Shares at March 31, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the three months ended March 31, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 14.9% for the three months ended March 31, 2012, as compared to the increase of 3.8% for the three months ended March 31, 2011 was primarily due to a relatively higher appreciation in the value of the assets held by the Fund during the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on March 14, 2012 at $48.20 per Share and reached its low for the period on February 2, 2012 at $40.08 per Share. By comparison, during the three months ended March 31, 2011, the Fund’s per share NAV reached its high for the period on February 15, 2011 at $49.91 per Share and reached its low for the period on March 17, 2011 at $44.06 per Share.

The benchmark’s decline of 7.0% for the three months ended March 31, 2012, as compared to the benchmark’s decline of 2.4% for the three months ended March 31, 2011, can be attributed to a relatively higher decrease in the value of the Japanese Yen versus the U.S. Dollar during the three months ended March 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2012	2011
Net investment income (loss)	$(569,225)	$(586,442)
Management fee	589,796	675,053
Net realized gain (loss)	20,852,699	(17,658,227)
Change in net unrealized appreciation/depreciation	17,443,625	33,374,033
Net income (loss)	$37,727,099	$15,129,364

The Fund’s net income increased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a greater decrease in the value of the Japanese Yen versus the U.S. Dollar during the three months ended March 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares UltraShort Yen Fund.

ProShares Ultra VIX Short-Term Futures ETF

Since the Fund commenced investment operations on October 3, 2011, a comparison of the Fund’s results of operations for the three months ended March 31, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2012:

Three Months
Ended March 31,
2012
NAV beginning of period	$9,881,113
NAV end of period	$119,978,881
Percentage change in NAV	1,114.2%
Shares outstanding beginning of period	133,335
Shares outstanding end of period	8,391,512
Percentage change in shares outstanding	6,193.6%
Shares created	12,525,000
Shares redeemed	4,266,823
Per share NAV beginning of period	$74.11
Per share NAV end of period	$14.30
Percentage change in per share NAV	(80.7)%
Percentage change in benchmark	(53.4)%
Benchmark annualized volatility	64.5%

During the three months ended March 31, 2012, the increase in the Fund’s NAV resulted from an increase from 133,335 outstanding Shares at December 31, 2011 to 8,391,512 outstanding Shares at March 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark.

During the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on January 3, 2012 at $64.90 per Share and reached its low for the period on March 26, 2012 at $12.66 per Share.

The benchmark’s decline of 53.4% for the three months ended March 31, 2012, can be attributed to decreasing prices of the near-term futures contracts on the VIX futures curve.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2012:

Three Months
Ended March 31,
2012
Net investment income (loss)	$(341,612)
Management fee	154,701
Brokerage commission	182,674
Offering costs	7,152
Net realized gain (loss)	(119,245,708)
Change in net unrealized appreciation/depreciation	(33,610,381)
Net income (loss)	$(153,197,701)

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2012	2011
NAV beginning of period	$30,549,903	$400
NAV end of period	$126,899,583	$32,034,957
Percentage change in NAV	315.4%	8,008,639.3%
Shares outstanding beginning of period	400,005	5
Shares outstanding end of period	3,575,005	500,005
Percentage change in shares outstanding	793.7%	10,000,000.0%
Shares created	3,950,000	675,000
Shares redeemed	775,000	175,000
Per share NAV beginning of period	$76.37	$80.00
Per share NAV end of period	$35.50	$64.07
Percentage change in per share NAV	(53.5)%	(19.9)%
Percentage change in benchmark	(53.4)%	(21.2)%
Benchmark annualized volatility	64.5%	59.4%

During the three months ended March 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 400,005 outstanding Shares at December 31, 2011 to 3,575,005 outstanding Shares at March 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 5 outstanding Shares at December 31, 2010 to 500,005 outstanding Shares at March 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per share NAV decrease of 53.5% for the three months ended March 31, 2012, as compared to the decrease of 19.9% for the three months ended March 31, 2011, was primarily due to a relatively higher depreciation in the value of the assets of the Fund during the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on January 3, 2012 at $71.63 per Share and reached its low for the period on March 26, 2012 at $33.20 per Share. By comparison, during the three months ended March 31, 2011, the Fund’s per share NAV reached its high for the period on March 16, 2011 at $81.40 per Share and reached its low for the period on February 14, 2011 at $60.34 per Share.

The benchmark’s decline of 53.4% for the three months ended March 31, 2012, as compared to the benchmark’s decline of 21.2% for the three months ended March 31, 2011, can be attributed to declining prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2012	2011
Net investment income (loss)	$(141,555)	$(24,184)
Management fee	147,269	—
Offering costs	1,090	48,242
Limitation by Sponsor	—	(21,038)
Net realized gain (loss)	(42,732,283)	(351,486)
Change in net unrealized appreciation/depreciation	(17,343,344)	(2,481,323)
Net income (loss)	$(60,217,182)	$(2,856,993)

The Fund’s net income decreased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to the greater decrease in the Fund’s benchmark during the three months ended March 31, 2012.

ProShares Short VIX Short-Term Futures ETF

Since the Fund commenced investment operations on October 3, 2011, a comparison of the Fund’s results of operations for the three months ended March 31, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2012:

Three Months
Ended March 31,
2012
NAV beginning of period	$7,760,424
NAV end of period	$29,692,478
Percentage change in NAV	282.6%
Shares outstanding beginning of period	150,010
Shares outstanding end of period	300,010
Percentage change in shares outstanding	100.0%
Shares created	1,250,000
Shares redeemed	1,100,000
Per share NAV beginning of period	$51.73
Per share NAV end of period	$98.97
Percentage change in per share NAV	91.3%
Percentage change in benchmark	(53.4)%
Benchmark annualized volatility	64.5%

During the three months ended March 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 150,010 outstanding Shares at December 31, 2011 to 300,010 outstanding Shares at March 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark.

During the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on March 26, 2012 at $107.36 per Share and reached its low for the period on January 3, 2012 at $54.97 per Share.

The benchmark’s decline of 53.4% for the three months ended March 31, 2012, can be attributed to declining prices of the near-term futures contracts on the VIX Futures curve.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2012:

Three Months
Ended March 31,
2012
Net investment income (loss)	$(54,031)
Management fee	18,944
Brokerage commission	28,829
Offering costs	7,152
Net realized gain (loss)	6,857,693
Change in net unrealized appreciation/depreciation	815,801
Net income (loss)	$7,619,463

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2012	2011
NAV beginning of period	$90,821,428	$400
NAV end of period	$102,109,475	$6,739,633
Percentage change in NAV	12.4%	1,684,808.3%
Shares outstanding beginning of period	1,225,005	5
Shares outstanding end of period	1,825,005	100,005
Percentage change in shares outstanding	49.0%	2,000,000.0%
Shares created	800,000	150,000
Shares redeemed	200,000	50,000
Per share NAV beginning of period	$74.14	$80.00
Per share NAV end of period	$55.95	$67.39
Percentage change in per share NAV	(24.5)%	(15.8)%
Percentage change in benchmark	(24.5)%	(16.8)%
Benchmark annualized volatility	28.1%	30.5%

During the three months ended March 31, 2012, the increase in the Fund’s NAV resulted from an increase from 1,225,005 outstanding Shares at December 31, 2011 to 1,825,005 outstanding Shares at March 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended March 31, 2011, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at December 31, 2010 to 100,005 outstanding Shares at March 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended March 31, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per share NAV decrease of 24.5% for the three months ended March 31, 2012, as compared to the decrease of 15.8% for the three months ended March 31, 2011, was primarily due to a relatively higher depreciation in the value of the assets of the Fund during the three Months ended March 31, 2012.

During the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on January 3, 2012 at $71.93 per Share and reached its low for the period on March 30, 2012 at $55.95 per Share. By comparison, during the three months ended March 31, 2011, the Fund’s per share NAV reached its high for the period on January 3, 2011 at $80.00 per Share and reached its low for the period on February 14, 2011 at $63.86 per Share.

The benchmark’s decline of 24.5% for the three months ended March 31, 2012, as compared to the benchmark’s decline of 16.8% for the three months ended March 31, 2011, can be attributed to declining prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended March 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2012 and 2011:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2012	2011
Net investment income (loss)	$(204,860)	$(11,309)
Management fee	210,264	—
Offering costs	682	30,151
Limitation by Sponsor	—	(17,565)
Net realized gain (loss)	(22,420,090)	(688,191)
Change in net unrealized appreciation/depreciation	(5,035,499)	(82,781)
Net income (loss)	$(27,660,449)	$(782,281)

The Fund’s net income decreased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a greater decline in the Fund’s benchmark during the three months ended March 31, 2012.

Off-Balance Sheet Arrangements and Contractual Obligations

As of May 10, 2012, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For more information, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q.

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

For financial reporting purposes, the Leveraged Funds and the VIX Funds value or will value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of some Leveraged Funds’ and VIX Funds’ final creation/redemption NAV for the three months ended March 31, 2012.

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

Each Fund pays or will pay its respective brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis. The Sponsor is currently paying the brokerage commissions on the VIX futures contracts for the Matching VIX Funds.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Since the ProShares Ultra DJ-UBS Natural Gas Fund, ProShares UltraShort DJ-UBS Natural Gas Fund, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF were conducting operations for only a portion of the year ended December 31, 2011, comparisons of positions in certain Financial Instruments held by each of ProShares Ultra DJ-UBS Natural Gas Fund, ProShares UltraShort DJ-UBS Natural Gas Fund, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF for the three months ended March 31, 2012 to the three months ended March 31, 2011, have not been provided. As of March 31, 2012, each of the New Funds had not commenced investment operations; therefore, these quantitative and qualitative disclosures about market risk do not include comparisons of positions in certain Financial Instruments for the New Funds.

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of March 31, 2012 and 2011, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra DJ-UBS Commodity:

As of March 31, 2012 and 2011, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s swap positions as of March 31, 2012 and 2011, which were sensitive to commodity price risk.

Swap Agreements as of March 31, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
	Goldman Sachs
Dow Jones-UBS Commodity Index	International	Long	$141.9021	$4,458,414
Dow Jones-UBS Commodity Index	UBS AG	Long	141.9021	13,814,430

Swap Agreements as of March 31, 2011
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
	Goldman Sachs
Dow Jones-UBS Commodity Index	International	Long	$170.0975	$10,115,403
Dow Jones-UBS Commodity Index	UBS AG	Long	170.0975	33,092,599

The March 31, 2012 and 2011 swap notional amounts are calculated by multiplying units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two.

See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2012 (the “Form 10-K”), for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Commodity:

As of March 31, 2012 and 2011, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s short swap positions as of March 31, 2012 and 2011, which were sensitive to commodity price risk.

Swap Agreements as of March 31, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
	Goldman Sachs
Dow Jones-UBS Commodity Index	International	Short	$141.9021	$(6,398,794)
Dow Jones-UBS Commodity Index	UBS AG	Short	141.9021	(11,213,743)

Swap Agreements as of March 31, 2011
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
	Goldman Sachs
Dow Jones-UBS Commodity Index	International	Short	$170.0975	$(1,256,091)
Dow Jones-UBS Commodity Index	UBS AG	Short	170 .0975	(3,945,426)

The March 31, 2012 and 2011 short swap notional amounts are calculated by multiplying units times the closing level of the Index. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amounts, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Crude Oil:

As of March 31, 2012 and 2011, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS WTI Crude Oil Sub-Index. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2012

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Crude Oil (NYMEX)	Long	May 2012	2,105	$103.02	1,000	$216,857,100

Swap Agreements as of March 31, 2012
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
	Goldman Sachs
Dow Jones-UBS WTI Crude Oil Sub-Index	International	Long	$267.5859	$105,834,877
Dow Jones-UBS WTI Crude Oil Sub-Index	Societe Generale S.A	Long	267.5859	95,096,315
Dow Jones-UBS WTI Crude Oil Sub-Index	UBS AG	Long	267.5859	125,826,238

Futures Positions as of March 31, 2011

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Crude Oil (NYMEX)	Long	May 2011	2,085	$106.72	1,000	$222,511,200

Swap Agreements as of March 31, 2011
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
	Goldman Sachs
Dow Jones-UBS WTI Crude Oil Sub-Index	International	Long	$291.0902	$142,520,893
Dow Jones-UBS WTI Crude Oil Sub-Index	UBS AG	Long	291.0902	177,392,224

The March 31, 2012 and 2011 futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2012 and 2011 swap notional amounts are calculated by multiplying the number of units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Crude Oil:

As of March 31, 2012 and 2011, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS WTI Crude Oil Sub-Index. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2012
	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Crude Oil (NYMEX)	Short	May 2012	1,211	$103.02	1,000	$(124,757,220)

Swap Agreements as of March 31, 2012
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
	Goldman Sachs
Dow Jones-UBS WTI Crude Oil Sub-Index	International	Short	$267.5859	$(58,063,468)
Dow Jones-UBS WTI Crude Oil Sub-Index	Societe Generale S.A.	Short	267.5859	(69,771,793)
Dow Jones-UBS WTI Crude Oil Sub-Index	UBS AG	Short	267.5859	(55,399,216)

Futures Positions as of March 31, 2011
	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
Crude Oil (NYMEX)	Short	May 2011	1,105	$106.72	1,000	$(117,925,600)

Swap Agreements as of March 31, 2011
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
	Goldman Sachs
Dow Jones-UBS WTI Crude Oil Sub-Index	International	Short	$291.0902	$(70,184,997)
Dow Jones-UBS WTI Crude Oil Sub-Index	UBS AG	Short	291.0902	(85,507,876)

The March 31, 2012 and 2011 short futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2012 and 2011 short swap notional amounts are calculated by multiplying the number of units times the closing level of the Index. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Natural Gas:

As of March 31, 2012, the ProShares DJ-UBS Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2012, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2012	3,404	$2.126	10,000	$72,369,040

The March 31, 2012 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort DJ-UBS Natural Gas:

As of March 31, 2012, the ProShares UltraShort DJ-UBS Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2012, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2012	2,072	$2.126	10,000	$(44,050,720)

The March 31, 2012 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Gold:

As of March 31, 2012 and 2011, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2012	2	$1,671.90	100	$334,380

Forward Agreements as of March 31, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
	Goldman Sachs
0.995 Fine Troy Ounce Gold	International	Long	$1,662.69	$177,608,546
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,662.69	184,392,321
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,662.69	401,373,366

Futures Positions as of March 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2011	59	$1,439.90	100	$8,495,410

Forward Agreements as of March 31, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
	Goldman Sachs
0.995 Fine Troy Ounce Gold	International	Long	$1,439.14	$126,241,361
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,439.14	366,692,872

The March 31, 2012 and 2011 futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2012 and 2011 forward notional amounts equal units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Gold:

As of March 31, 2012 and 2011, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2012	2	$1,671.90	100	$(334,380)

Forward Agreements as of March 31, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
	Goldman Sachs
0.995 Fine Troy Ounce Gold	International	Short	$1,662.69	$(80,138,333)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,662.69	(105,248,277)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,662.69	(108,656,792)

Futures Positions as of March 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2011	56	$1,439.90	100	$(8,063,440)

Forward Agreements as of March 31, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
	Goldman Sachs
0.995 Fine Troy Ounce Gold	International	Short	$1,439.14	$(40,580,870)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,439.14	(113,548,146)

The March 31, 2012 and 2011 short futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2012 and 2011 short forward notional amounts equal units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of March 31, 2012 and 2011, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2012	2	$32.484	5,000	$324,840

Forward Agreements as of March 31, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
	Goldman Sachs
0.999 Fine Troy Ounce Silver	International	Long	$32.4347	$448,403,241
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	32.4347	500,953,942
0.999 Fine Troy Ounce Silver	UBS AG	Long	32.4347	741,068,026

Futures Positions as of March 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2011	404	$37.888	5,000	$76,533,760

Forward Agreements as of March 31, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
	Goldman Sachs
0.999 Fine Troy Ounce Silver	International	Long	$37.8749	$463,997,825
0.999 Fine Troy Ounce Silver	UBS AG	Long	37.8749	1,573,474,846

The March 31, 2012 and 2011 futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2012 and 2011 forward notional amounts equal units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of March 31, 2012 and 2011, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2012	2	$32.484	5,000	$(324,840)

Forward Agreements as of March 31, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
	Goldman Sachs
0.999 Fine Troy Ounce Silver	International	Short	$32.4347	$(153,983,738)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	32.4347	(131,522,709)
0.999 Fine Troy Ounce Silver	UBS AG	Short	32.4347	(112,548,409)

Futures Positions as of March 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2011	23	$37 .888	5,000	$(4,357,120)

Forward Agreements as of March 31, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
	Goldman Sachs
0.999 Fine Troy Ounce Silver	International	Short	$37 .8749	$(64,671,392)
0.999 Fine Troy Ounce Silver	UBS AG	Short	37 .8749	(191,571,244)

The March 31, 2012 and 2011 short futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2012 and 2011 short forward notional amounts equal units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of March 31, 2012 and 2011, each of the Currency Fund’s positions were as follows:

ProShares Ultra Euro:

As of March 31, 2012 and 2011, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2012 and 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
	Goldman Sachs
Euro	International	Long	04/13/12	7,341,825	1.3338	$9,792,168
Euro	UBS AG	Long	04/13/12	8,017,800	1.3338	10,693,751
	Goldman Sachs
Euro	International	Short	04/13/12	(3,925,900)	1.3338	(5,236,174)
Euro	UBS AG	Short	04/13/12	(87,400)	1.3338	(116,569)

Foreign Currency Forward Contracts as of March 31, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
	Goldman Sachs
Euro	International	Long	04/08/11	6,494,625	1 .4172	$9,204,492
Euro	UBS AG	Long	04/08/11	6,162,000	1 .4172	8,733,080
	Goldman Sachs
Euro	International	Short	04/08/11	(277,300)	1 .4172	(393,003)
Euro	UBS AG	Short	04/08/11	(151,300)	1 .4172	(214,430)

The March 31, 2012 and 2011 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Euro:

As of March 31, 2012 and 2011, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2012 and 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
	Goldman Sachs
Euro	International	Long	04/13/12	167,089,600	1.3338	$222,855,962
Euro	UBS AG	Long	04/13/12	87,767,200	1.3338	117,059,612
	Goldman Sachs
Euro	International	Short	04/13/12	(681,701,025)	1.3338	(909,219,589)
Euro	UBS AG	Short	04/13/12	(801,759,700)	1.3338	(1,069,347,996)

Foreign Currency Forward Contracts as of March 31, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
	Goldman Sachs
Euro	International	Long	04/08/11	59,682,500	1 .4172	$84,584,881
Euro	UBS AG	Long	04/08/11	65,255,600	1 .4172	92,483,344
	Goldman Sachs
Euro	International	Short	04/08/11	(333,350,925)	1 .4172	(472,440,805)
Euro	UBS AG	Short	04/08/11	(343,025,700)	1 .4172	(486,152,357)

The March 31, 2012 and 2011 USD market values equal the number of Euros multiplied by the forward rate. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of March 31, 2012 and 2011, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2012 and 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
	Goldman Sachs
Yen	International	Long	04/13/12	348,140,000	0.012080	$4,205,479
Yen	UBS AG	Long	04/13/12	471,250,000	0.012080	5,692,630
	Goldman Sachs
Yen	International	Short	04/13/12	(20,140,000)	0.012080	(243,288)
Yen	UBS AG	Short	04/13/12	(20,320,000)	0.012080	(245,463)

Foreign Currency Forward Contracts as of March 31, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
	Goldman Sachs
Yen	International	Long	04/08/11	356,950,000	0.012022	$4,291,341
Yen	UBS AG	Long	04/08/11	207,680,000	0.012022	2,496,780
	Goldman Sachs
Yen	International	Short	04/08/11	(19,190,000)	0.012022	(230,707)
Yen	UBS AG	Short	04/08/11	(16,980,000)	0.012022	(204,138)

The March 31, 2012 and 2011 USD market values equal the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of March 31, 2012 and 2011, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2012 and 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
	Goldman Sachs
Yen	International	Long	04/13/12	761,210,000	0.012080	$9,195,303
Yen	UBS AG	Long	04/13/12	7,528,300,000	0.012080	90,940,742
	Goldman Sachs
Yen	International	Short	04/13/12	(22,118,920,000)	0.012080	(267,193,258)
Yen	UBS AG	Short	04/13/12	(32,537,250,000)	0.012080	(393,045,132)

Foreign Currency Forward Contracts as of March 31, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
	Goldman Sachs
Yen	International	Long	04/08/11	3,791,430,000	0.012022	$45,581,512
Yen	UBS AG	Long	04/08/11	14,553,600,000	0.012022	174,966,989
	Goldman Sachs
Yen	International	Short	04/08/11	(30,342,530,000)	0.012022	(364,785,422)
Yen	UBS AG	Short	04/08/11	(49,300,010,000)	0.012022	(592,696,948)

The March 31, 2012 and 2011 USD market values equal the number of Yen multiplied by the forward rate. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of March 31, 2012, each of the VIX Funds’ positions were as follows:

ProShares Ultra VIX Short-Term Futures ETF

As of March 31, 2012, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to the S&P 500 VIX Short-Term Futures Index. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2012, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2012	6,911	$16.80	1,000	$116,104,800
VIX Futures (CBOE)	Long	May 2012	5,028	19.00	1,000	95,532,000

Swap Agreements as of March 31, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
S&P 500 VIX Short-Term Futures Index	Societe Generale S.A.	Long	6,106.05	28,698,435

ProShares VIX Short-Term Futures ETF

As of March 31, 2012 and 2011, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2012 and 2011, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2012	4,156	$16.80	1,000	$69,820,800
VIX Futures (CBOE)	Long	May 2012	3,021	19.00	1,000	57,399,000

Futures Positions as of March 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2011	832	$19.30	1,000	$16,057,600
VIX Futures (CBOE)	Long	May 2011	768	20.80	1,000	15,974,400

ProShares Short VIX Short-Term Futures ETF

As of March 31, 2012, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2012, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	April 2012	964	$16.80	1,000	$(16,195,200)
VIX Futures (CBOE)	Short	May 2012	701	$19.00	1,000	$(13,319,000)

ProShares VIX Mid-Term Futures ETF

As of March 31, 2012 and 2011, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2012 and 2011, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2012	825	$22.05	1,000	$18,191,250
VIX Futures (CBOE)	Long	August 2012	1,424	23.40	1,000	33,321,600
VIX Futures (CBOE)	Long	September 2012	1,424	24.70	1,000	35,172,800
VIX Futures (CBOE)	Long	October 2012	600	25.75	1,000	15,450,000

Futures Positions as of March 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2011	51	$22.00	1,000	$1,122,000
VIX Futures (CBOE)	Long	August 2011	98	22.40	1,000	2,195,200
VIX Futures (CBOE)	Long	September 2011	99	23.20	1,000	2,296,800
VIX Futures (CBOE)	Long	October 2011	47	23.80	1,000	1,118,600

Qualitative Disclosure

As described above in Item 2 of this Quarterly Report on Form 10-Q, it is the investment objective of each Geared Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, whether positive or negative, of its corresponding benchmark. Each UltraPro Fund will seek daily investment results (before fees and expenses) that correspond to three times (3x) the daily performance of its corresponding benchmark. Each Ultra Fund seeks or will seek daily investment results (before fees and expenses) that correspond to twice (2x) the daily performance of its corresponding benchmark. Each Short Fund will seek daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks or will seek daily investment results (before fees and expenses) that correspond to twice the inverse (-2x) of the daily performance of its corresponding benchmark. Each UltraPro Fund will seek daily investment results (before fees and expenses) that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks daily investment results (before fees and expenses) that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than one day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Investors should monitor their ProShares holdings consistent with their strategies, as frequently as daily. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. The Matching VIX Funds seek to achieve their stated investment objective both over a single day and over time. The Managed Futures Funds will seek to achieve their stated investment objective over time.

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

Commodity Price Sensitivity

As further described in “Item 1A. Risk Factors” in the Form 10-K, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Commodity Index Funds or the Commodity Funds, several factors may affect the price of a commodity underlying a Commodity Index Fund or a Commodity Fund, and in turn, the Financial Instruments and other assets, if any, owned by such a Fund. The impact of changes in the price of a physical commodity or of a commodity index (comprised of commodity futures contracts) will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of a Short Fund, an UltraShort Fund or an UltraPro Short Fund and daily decreases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an UltraPro Fund or an Ultra Fund.

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

Exchange Rate Sensitivity

As further described in “Item 1A. Risk Factors” in the Form 10-K, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Currency Funds or the Currency Index Funds, several factors may affect the value of the foreign currencies or the U.S. Dollar, and, in turn, the Financial Instruments and other assets, if any, owned by a Fund. The impact of changes in the price of a currency will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of a currency will negatively impact the daily performance of Shares of a Short Fund, an UltraShort Fund or an UltraPro Short Fund and daily decreases in the price of a currency will negatively impact the daily performance of Shares of an UltraPro Fund or an Ultra Fund.

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

For Geared Funds, the impact of the Index’s movements during the day also affects whether the Fund’s portfolio needs to be re-positioned. For example, if the Index for an UltraPro Fund or an Ultra Fund has risen on a given day, net assets of the Fund should rise, meaning that the Fund’s long exposure will need to be increased to the extent there are not offsetting factors such as redemption activity. Conversely, if the Index has fallen on a given day, net assets of an UltraPro Fund or an Ultra Fund should fall, meaning the Fund’s long exposure will generally need to be decreased. Net assets for Short Funds, UltraShort Funds or UltraPro Short Funds will generally decrease when the Index rises on a given day, meaning the Fund’s short exposure may need to be decreased. Conversely, if the Index has fallen on a given day, a Short Fund’s, an UltraShort Fund’s or an UltraPro Short Fund’s assets should rise, meaning its short exposure may need to be increased.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of March 31, 2012, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Item 1A. Risk Factors.

There has not been a material change to the Risk Factors previously disclosed in Part I, Item 1A in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	The Trust initially registered Shares on Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all Shares registered and re-allocated the remaining amount of the Shares registered among the Funds pursuant to its Registration Statement on Form S-3 (No. 333-163511), which became effective on December 4, 2009 and registered additional Shares and/or added Funds pursuant to Post-Effective Amendments to that Registration Statement, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011. Additional amounts were registered pursuant to Prospectus Supplements, which aggregate total amounts are reflected in the “Amount Registered” column below. Substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions. Each Geared Fund continuously offers and redeems or will continuously offer and redeem and each Managed Futures Fund will continuously offer and redeem its Shares in blocks of 50,000 Shares, and each Matching VIX Fund continuously offers and redeems shares in blocks of 25,000 Shares. The New Funds have not yet commenced investment operations.

Title of Securities Registered	Amount Registered As of March 31, 2012		Shares Sold For the Three Months Ended March 31, 2012	Sale Price of Shares Sold For the Three Months Ended March 31, 2012
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$300,000,000		—	$—
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	$500,000,000		—	$—
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest	$3,000,000,000		3,200,000	$129,360,697
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest	$1,500,000,000		2,300,000	$77,519,159
ProShares Ultra DJ-UBS Natural Gas Common Units of Beneficial Interest	$500,000,000		920,000	$52,875,334
ProShares Short DJ-UBS Natural Gas Common Units of Beneficial Interest	$500,000,000		—	$—
ProShares UltraShort DJ-UBS Natural Gas Common Units of Beneficial Interest	$500,000,000		450,000	$13,524,375
ProShares Ultra Gold Common Units of Beneficial Interest	$1,000,000,000		400,000	$40,147,611
ProShares Short Gold Common Units of Beneficial Interest	$500,000,000		—	$—
ProShares UltraShort Gold Common Units of Beneficial Interest	$1,000,000,000		—	$—
ProShares Ultra Silver Common Units of Beneficial Interest	$2,000,000,000		2,550,000	$160,714,564
ProShares UltraShort Silver Common Units of Beneficial Interest	$2,100,000,000		3,190,000	$163,910,389
ProShares UltraPro Australian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares Ultra Australian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares Short Australian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares UltraPro Short Australian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares UltraPro Canadian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares Ultra Canadian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares Short Canadian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares UltraShort Canadian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares UltraPro Short Canadian Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares UltraPro Euro Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares Ultra Euro Common Units of Beneficial Interest	$500,000,000		50,000	$1,209,580
ProShares Short Euro Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares UltraShort Euro Common Units of Beneficial Interest	$2,103,506,872		2,150,000	$41,253,887
ProShares UltraPro Short Euro Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares UltraPro Swiss Franc Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares Ultra Swiss Franc Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares Short Swiss Franc Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares UltraShort Swiss Franc Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares UltraPro Short Swiss Franc Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares UltraPro U.S. Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares Ultra U.S. Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares Short U.S. Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares UltraShort U.S. Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—	$—

ProShares UltraPro Short U.S. Dollar Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares UltraPro Yen Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares Ultra Yen Common Units of Beneficial Interest	$500,000,000		—	$—
ProShares Short Yen Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares UltraShort Yen Common Units of Beneficial Interest	$1,300,000,000		1,850,000	$81,089,987
ProShares UltraPro Short Yen Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$1,700,000,000		12,525,000	$341,264,628
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$1,200,000,000		3,950,000	$197,072,717
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$500,000,000		1,250,000	$101,916,545
ProShares UltraShort VIX Short-Term Futures ETF Common Units of Beneficial Interest	$—		—	$—
ProShares Ultra VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$—		—	$—
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$700,000,000		800,000	$52,467,040
ProShares Short VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$—		—	$—
ProShares UltraShort VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$—		—	$—
ProShares Managed Futures Strategy Common Units of Beneficial Interest	$1,000,000	[2]	—	$—
ProShares Commodity Managed Futures Strategy Common Units of Beneficial Interest	$1,000,000	[2]	—	$—
ProShares Financial Managed Futures Strategy Common Units of Beneficial Interest	$1,000,000	[2]	—	$—
Total:	$21,932,506,872		35,585,000	$1,454,326,513

[1]

A registration statement on Form S-1 was filed with the SEC on December 22, 2011 and February 22, 2012, registering this amount. However, the registration statements had not yet been declared effective as of March 31, 2012.

[2]

A registration statement on Form S-1 was filed with the SEC on November 29, 2011 and February 14, 2012, registering this amount. However, the registration statements had not yet been declared effective as of March 31, 2012.

(c)	From January 1, 2012 through March 31, 2012, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Ultra DJ-UBS Commodity
01/01/12 to 01/31/12	—	$—
02/01/12 to 02/29/12	—	—
03/01/12 to 03/31/12	—	—
ProShares UltraShort DJ-UBS Commodity
01/01/12 to 01/31/12	—	—
02/01/12 to 02/29/12	—	—
03/01/12 to 03/31/12	—	—
ProShares Ultra DJ-UBS Crude Oil
01/01/12 to 01/31/12	750,000	44.01
02/01/12 to 02/29/12	2,200,000	44.36
03/01/12 to 03/31/12	50,000	46.52
ProShares UltraShort DJ-UBS Crude Oil
01/01/12 to 01/31/12	700,000	38.55
02/01/12 to 02/29/12	500,000	39.98
03/01/12 to 03/31/12	450,000	35.24
ProShares Ultra DJ-UBS Natural Gas
01/01/12 to 01/31/12	—	—
02/01/12 to 02/29/12	—	—
03/01/12 to 03/31/12	—	—
ProShares UltraShort DJ-UBS Natural Gas
01/01/12 to 01/31/12	300,000	29.88
02/01/12 to 02/29/12	—	—
03/01/12 to 03/31/12	—	—
ProShares Ultra Gold
01/01/12 to 01/31/12	300,000	86.70
02/01/12 to 02/29/12	—	—
03/01/12 to 03/31/12	50,000	87.77
ProShares UltraShort Gold
01/01/12 to 01/31/12	900,000	17.98
02/01/12 to 02/29/12	—	—
03/01/12 to 03/31/12	—	—
ProShares Ultra Silver
01/01/12 to 01/31/12	950,000	48.03
02/01/12 to 02/29/12	—	—
03/01/12 to 03/31/12	250,000	63.04
ProShares UltraShort Silver
01/01/12 to 01/31/12	400,000	71.80
02/01/12 to 02/29/12	140,000	51.53
03/01/12 to 03/31/12	2,070,000	50.77
ProShares Ultra Euro
01/01/12 to 01/31/12	—	—
02/01/12 to 02/29/12	50,000	24.94
03/01/12 to 03/31/12	100,000	24.83
ProShares UltraShort Euro
01/01/12 to 01/31/12	7,450,000	20.37
02/01/12 to 02/29/12	2,300,000	19.33
03/01/12 to 03/31/12	3,300,000	19.34
ProShares Ultra Yen
01/01/12 to 01/31/12	—	—
02/01/12 to 02/29/12	—	—
03/01/12 to 03/31/12	—	—
ProShares UltraShort Yen
01/01/12 to 01/31/12	—	—
02/01/12 to 02/29/12	300,000	42.42
03/01/12 to 03/31/12	1,000,000	47.34

ProShares Ultra VIX Short-Term Futures ETF
01/01/12 to 01/31/12	—	—
02/01/12 to 02/29/12	—	—
03/01/12 to 03/31/12	4,266,823	18.27
ProShares VIX Short-Term Futures ETF
01/01/12 to 01/31/12	275,000	57.28
02/01/12 to 02/29/12	425,000	51.79
03/01/12 to 03/31/12	75,000	36.57
ProShares Short VIX Short-Term Futures ETF
01/01/12 to 01/31/12	50,000	68.84
02/01/12 to 02/29/12	500,000	71.81
03/01/12 to 03/31/12	550,000	87.74
ProShares VIX Mid-Term Futures ETF
01/01/12 to 01/31/12	—	—
02/01/12 to 02/29/12	—	—
03/01/12 to 03/31/12	200,000	67.59
Total:	30,851,823	32.32

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

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

PROSHARES TRUST II

/s/ Louis Mayberg

By: Louis Mayberg

Principal Executive Officer

Date: May 10, 2012

/s/ Edward Karpowicz

By: Edward Karpowicz

Principal Financial Officer

Date: May 10, 2012