Form 10-Q
period 2012-06-30
ProShares Trust II
filed 2012-08-09
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012.

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

See accompanying notes to financial statements.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$220,321	$59,453
Short-term U.S. government and agency obligations (Note 3) (cost $7,330,896 and $9,713,956, respectively)	7,330,933	9,713,685
Unrealized appreciation on swap agreements	686,319	—

Total assets	8,237,573	9,773,138

Liabilities and shareholders’ equity
Liabilities
Management fee payable	5,843	7,432
Unrealized depreciation on swap agreements	—	707,177

Total liabilities	5,843	714,609

Shareholders’ equity
Shareholders’ equity	8,231,730	9,058,529

Total liabilities and shareholders’ equity	$8,237,573	$9,773,138

Shares outstanding	350,014	350,014

Net asset value per share	$23.52	$25.88

Market value per share (Note 2)	$23.66	$25.64

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(89% of shareholders’ equity)
U.S. Treasury Bills:
0.073% due 07/05/12†	$4,812,000	$4,811,993
0.060% due 07/12/12†	1,749,000	1,748,982
0.029% due 08/23/12	770,000	769,958

Total short-term U.S. government and agency obligations (cost $7,330,896)		$7,330,933

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	07/06/12	$11,453,852	$562,483
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	07/06/12	4,988,984	123,836

			$686,319

†	All or partial amount segregated as collateral for swap agreements.
^	The positions and counterparties herein are as of June 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Investment Income
Interest	$1,404	$3,412	$1,929	$9,271

Expenses
Management fee	19,408	48,436	41,946	94,549

Total expenses	19,408	48,436	41,946	94,549

Net investment income (loss)	(18,004)	(45,024)	(40,017)	(85,278)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(1,858,138)	(1,213,954)	(2,180,586)	1,990,167
Short-term U.S. government and agency obligations	—	123	—	123

Net realized gain (loss)	(1,858,138)	(1,213,831)	(2,180,586)	1,990,290

Change in net unrealized appreciation/depreciation on
Swap agreements	972,171	(2,137,478)	1,393,496	(3,569,132)
Short-term U.S. government and agency obligations	(119)	(303)	308	(43)

Change in net unrealized appreciation/depreciation	972,052	(2,137,781)	1,393,804	(3,569,175)

Net realized and unrealized gain (loss)	(886,086)	(3,351,612)	(786,782)	(1,578,885)

Net income (loss)	$(904,090)	$(3,396,636)	$(826,799)	$(1,664,163)

Net income (loss) per weighted-average share	$(2.58)	$(6.19)	$(2.36)	$(3.07)

Weighted-average shares outstanding	350,014	548,366	350,014	542,555

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$9,058,529

Net investment income (loss)	(40,017)
Net realized gain (loss)	(2,180,586)
Change in net unrealized appreciation/depreciation	1,393,804

Net income (loss)	(826,799)

Shareholders’ equity, at June 30, 2012	$8,231,730

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash flow from operating activities
Net income (loss)	$(826,799)	$(1,664,163)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	2,383,060	(2,088,061)
Change in unrealized appreciation/depreciation on investments	(1,393,804)	3,569,175
Increase (Decrease) in management fee payable	(1,589)	1,547

Net cash provided by (used in) operating activities	160,868	(181,502)

Cash flow from financing activities
Proceeds from addition of shares	—	1,782,755
Payment on shares redeemed	—	(1,609,987)

Net cash provided by (used in) financing activities	—	172,768

Net increase (decrease) in cash	160,868	(8,734)
Cash, beginning of period	59,453	17,743

Cash, end of period	$220,321	$9,009

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$188,743	$9,060
Short-term U.S. government and agency obligations (Note 3) (cost $3,679,826 and $8,534,904, respectively)	3,679,918	8,534,690
Unrealized appreciation on swap agreements	—	570,751

Total assets	3,868,661	9,114,501

Liabilities and shareholders’ equity
Liabilities
Management fee payable	4,952	7,355
Unrealized depreciation on swap agreements	320,174	—

Total liabilities	325,126	7,355

Shareholders’ equity
Shareholders’ equity	3,543,535	9,107,146

Total liabilities and shareholders’ equity	$3,868,661	$9,114,501

Shares outstanding	59,997	159,997

Net asset value per share (Note 1)	$59.06	$56.92

Market value per share (Note 1) (Note 2)	$58.64	$56.19

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(104% of shareholders’ equity)
U.S. Treasury Bills:
0.073% due 07/05/12†	$522,000	$521,999
0.060% due 07/12/12†	985,000	984,990
0.081% due 08/02/12†	2,026,000	2,025,937
0.030% due 08/23/12	147,000	146,992

Total short-term U.S. government and agency obligations (cost $3,679,826)		$3,679,918

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	07/06/12	$(6,247,978)	$(287,824)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	07/06/12	(839,312)	(32,350)

			$(320,174)

†	All or partial amount segregated as collateral for swap agreements.
^	The positions and counterparties herein are as of June 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Investment Income
Interest	$978	$2,051	$1,659	$2,791

Expenses
Management fee	15,812	73,560	35,996	79,037

Total expenses	15,812	73,560	35,996	79,037

Net investment income (loss)	(14,834)	(71,509)	(34,337)	(76,246)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	1,440,617	(5,131,689)	1,514,927	(5,516,002)
Short-term U.S. government and agency obligations	62	1,169	62	1,166

Net realized gain (loss)	1,440,679	(5,130,520)	1,514,989	(5,514,836)

Change in net unrealized appreciation/depreciation on
Swap agreements	(529,837)	2,333,550	(890,925)	2,416,684
Short-term U.S. government and agency obligations	(47)	257	306	215

Change in net unrealized appreciation/depreciation	(529,884)	2,333,807	(890,619)	2,416,899

Net realized and unrealized gain (loss)	910,795	(2,796,713)	624,370	(3,097,937)

Net income (loss)	$895,961	$(2,868,222)	$590,033	$(3,174,183)

Net income (loss) per weighted-average share (Note 1)	$7.99	$(4.20)	$4.34	$(8.62)

Weighted-average shares outstanding (Note 1)	112,195	682,524	136,096	368,065

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$9,107,146

Redemption of 100,000 shares	(6,153,644)

Net investment income (loss)	(34,337)
Net realized gain (loss)	1,514,989
Change in net unrealized appreciation/depreciation	(890,619)

Net income (loss)	590,033

Shareholders’ equity, at June 30, 2012	$3,543,535

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Six months ended	Six months ended
	June 30, 2012	June 30, 2011
Cash flow from operating activities
Net income (loss)	$590,033	$(3,174,183)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	4,855,078	(25,666,408)
Change in unrealized appreciation/depreciation on investments	890,619	(2,416,899)
Increase (Decrease) in management fee payable	(2,403)	30,697

Net cash provided by (used in) operating activities	6,333,327	(31,226,793)

Cash flow from financing activities
Proceeds from addition of shares	—	84,549,839
Payment on shares redeemed	(6,153,644)	(53,319,960)

Net cash provided by (used in) financing activities	(6,153,644)	31,229,879

Net increase (decrease) in cash	179,683	3,086
Cash, beginning of period	9,060	10,654

Cash, end of period	$188,743	$13,740

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$840,022	$495,671
Segregated cash balances with brokers for futures contracts	26,573,063	14,202,793
Short-term U.S. government and agency obligations (Note 3) (cost $419,986,370 and $246,926,093, respectively)	419,999,960	246,919,569
Unrealized appreciation on swap agreements	3,963,194	—
Receivable from capital shares sold	16,360,694	—
Receivable on open futures contracts	32,740,847	—

Total assets	500,477,780	261,618,033

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	11,085,088	—
Management fee payable	280,728	215,315
Unrealized depreciation on swap agreements	—	10,007,396

Total liabilities	11,365,816	10,222,711

Shareholders’ equity
Shareholders’ equity	489,111,964	251,395,322

Total liabilities and shareholders’ equity	$500,477,780	$261,618,033

Shares outstanding	17,649,170	6,149,170

Net asset value per share (Note 1)	$27.71	$40.88

Market value per share (Note 1) (Note 2)	$27.54	$40.94

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills:
0.073% due 07/05/12	$26,241,000	$26,240,963
0.081% due 07/12/12†	22,318,000	22,317,764
0.070% due 08/02/12†	19,003,000	19,002,407
0.061% due 08/23/12†	352,458,000	352,438,826

Total short-term U.S. government and agency obligations (cost $419,986,370)		$419,999,960

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires September 2012	4,525	$386,299,250	$10,136,020

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS WTI Crude Oil Sub-Index	07/06/12	$189,823,923	$1,604,274
Swap agreement with Societe Generale S.A. based on Dow Jones-UBS WTI Crude Oil Sub-Index	07/06/12	187,236,795	(574,828)
Swap agreement with UBS AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	07/06/12	214,979,837	2,933,748

			$3,963,194

†	All or partial amount segregated as collateral for swap agreements.
††	Cash collateral in the amount of $26,573,063 was pledged to cover margin requirements for open futures contracts as of June 30, 2012.
^	The positions and counterparties herein are as of June 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Investment Income
Interest	$50,164	$39,410	$63,252	$137,728

Expenses
Management fee	705,397	657,181	1,353,126	1,456,224
Brokerage commissions	24,244	25,104	33,921	54,773

Total expenses	729,641	682,285	1,387,047	1,510,997

Net investment income (loss)	(679,477)	(642,875)	(1,323,795)	(1,373,269)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(43,010,826)	11,804,564	(42,969,389)	34,464,884
Swap agreements	(69,149,030)	(19,651,096)	(53,646,332)	39,873,011
Short-term U.S. government and agency obligations	2,955	8,033	2,813	12,962

Net realized gain (loss)	(112,156,901)	(7,838,499)	(96,612,908)	74,350,857

Change in net unrealized appreciation/depreciation on
Futures contracts	5,283,890	(28,278,000)	11,501,350	(13,973,620)
Swap agreements	11,098,422	(5,895,327)	13,970,590	(15,329,447)
Short-term U.S. government and agency obligations	8,614	(12,459)	20,114	(8,280)

Change in net unrealized appreciation/depreciation	16,390,926	(34,185,786)	25,492,054	(29,311,347)

Net realized and unrealized gain (loss)	(95,765,975)	(42,024,285)	(71,120,854)	45,039,510

Net income (loss)	$(96,445,452)	$(42,667,160)	$(72,444,649)	$43,666,241

Net income (loss) per weighted-average share (Note 1)	$(10.57)	$(7.60)	$(9.40)	$6.92

Weighted-average shares outstanding (Note 1)	9,122,796	5,611,258	7,710,434	6,305,952

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$251,395,322

Addition of 15,900,000 shares	495,683,638
Redemption of 4,400,000 shares	(185,522,347)

Net addition (redemption) of 11,500,000 shares	310,161,291

Net investment income (loss)	(1,323,795)
Net realized gain (loss)	(96,612,908)
Change in net unrealized appreciation/depreciation	25,492,054

Net income (loss)	(72,444,649)

Shareholders’ equity, at June 30, 2012	$489,111,964

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash flow from operating activities
Net income (loss)	$(72,444,649)	$43,666,241
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(12,370,270)	(19,184,850)
Net sale (purchase) of short-term U.S. government and agency obligations	(173,060,277)	(138,196,782)
Change in unrealized appreciation/depreciation on investments	(13,990,704)	15,337,727
Decrease (Increase) in receivable on futures contracts	(32,740,847)	1,192,091
Increase (Decrease) in management fee payable	65,413	28,496

Net cash provided by (used in) operating activities	(304,541,334)	(97,157,077)

Cash flow from financing activities
Proceeds from addition of shares	479,322,944	768,414,142
Payment on shares redeemed	(174,437,259)	(668,297,919)

Net cash provided by (used in) financing activities	304,885,685	100,116,223

Net increase (decrease) in cash	344,351	2,959,146
Cash, beginning of period	495,671	905,158

Cash, end of period	$840,022	$3,864,304

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$134,950	$265,258
Segregated cash balances with brokers for futures contracts	5,296,995	9,078,683
Short-term U.S. government and agency obligations (Note 3) (cost $68,237,244 and $131,936,844, respectively)	68,239,914	131,934,193
Unrealized appreciation on swap agreements	395,641	2,645,240
Receivable from capital shares sold	14,772,182	—
Receivable on open futures contracts	—	576,597

Total assets	88,839,682	144,499,971

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	6,561,280	—
Management fee payable	66,461	110,078

Total liabilities	6,627,741	110,078

Shareholders’ equity
Shareholders’ equity	82,211,941	144,389,893

Total liabilities and shareholders’ equity	$88,839,682	$144,499,971

Shares outstanding	1,669,944	3,719,944

Net asset value per share (Note 1)	$49.23	$38.82

Market value per share (Note 1) (Note 2)	$49.42	$38.69

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills:
0.073% due 07/05/12	$180,000	$180,000
0.060% due 07/12/12†	5,649,000	5,648,940
0.081% due 08/02/12†	15,926,000	15,925,503
0.066% due 08/23/12†	46,488,000	46,485,471

Total short-term U.S. government and agency obligations (cost $68,237,244)		$68,239,914

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires September 2012	902	$77,003,740	$(3,094,550)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS WTI Crude Oil Sub-Index	07/06/12	$(35,717,240)	$152,809
Swap agreement with Societe Generale S.A. based on Dow Jones-UBS WTI Crude Oil Sub-Index	07/06/12	(37,072,664)	102,101
Swap agreement with UBS AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	07/06/12	(14,593,741)	140,731

			$395,641

†	All or partial amount segregated as collateral for swap agreements.
††	Cash collateral in the amount of $5,296,995 was pledged to cover margin requirements for open futures contracts as of June 30, 2012.
^	The positions and counterparties herein are as of June 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

19

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Investment Income
Interest	$20,652	$25,984	$30,777	$62,434

Expenses
Management fee	278,920	401,339	619,066	699,551
Brokerage commissions	10,438	16,653	16,342	32,302

Total expenses	289,358	417,992	635,408	731,853

Net investment income (loss)	(268,706)	(392,008)	(604,631)	(669,419)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	20,779,796	7,076,973	20,649,559	2,465,383
Swap agreements	33,552,184	24,452,132	29,850,810	15,128,493
Short-term U.S. government and agency obligations	2,561	9,722	1,770	10,149

Net realized gain (loss)	54,334,541	31,538,827	50,502,139	17,604,025

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,293,420)	5,409,880	(3,341,590)	4,672,320
Swap agreements	(2,396,079)	7,491,982	(2,249,599)	11,011,000
Short-term U.S. government and agency obligations	(1,708)	(5,295)	5,321	(4,135)

Change in net unrealized appreciation/depreciation	(4,691,207)	12,896,567	(5,585,868)	15,679,185

Net realized and unrealized gain (loss)	49,643,334	44,435,394	44,916,271	33,283,210

Net income (loss)	$49,374,628	$44,043,386	$44,311,640	$32,613,791

Net income (loss) per weighted-average share (Note 1)	$16.64	$11.02	$12.57	$9.90

Weighted-average shares outstanding (Note 1)	2,967,197	3,997,966	3,524,614	3,294,495

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$144,389,893

Addition of 3,600,000 shares	137,015,707
Redemption of 5,650,000 shares	(243,505,299)

Net addition (redemption) of (2,050,000) shares	(106,489,592)

Net investment income (loss)	(604,631)
Net realized gain (loss)	50,502,139
Change in net unrealized appreciation/depreciation	(5,585,868)

Net income (loss)	44,311,640

Shareholders’ equity, at June 30, 2012	$82,211,941

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Six months ended	Six months ended
	June 30, 2012	June 30, 2011
Cash flow from operating activities
Net income (loss)	$44,311,640	$32,613,791
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	3,781,688	(4,807,258)
Net sale (purchase) of short-term U.S. government and agency obligations	63,699,600	12,018,406
Change in unrealized appreciation/depreciation on investments	2,244,278	(11,006,865)
Decrease (Increase) in receivable on futures contracts	576,597	—
Increase (Decrease) in management fee payable	(43,617)	(3,666)
Increase (Decrease) in payable on futures contracts	6,561,280	(1,140,144)

Net cash provided by (used in) operating activities	121,131,466	27,674,264

Cash flow from financing activities
Proceeds from addition of shares	122,243,525	284,961,521
Payment on shares redeemed	(243,505,299)	(315,393,754)

Net cash provided by (used in) financing activities	(121,261,774)	(30,432,233)

Net increase (decrease) in cash	(130,308)	(2,757,969)
Cash, beginning of period	265,258	4,007,347

Cash, end of period	$134,950	$1,249,378

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$2,430,386	$3,361,868
Segregated cash balances with brokers for futures contracts	11,931,300	725,409
Short-term U.S. government and agency obligations (Note 3) (cost $46,184,173 and $0, respectively)	46,186,067	—
Receivable on open futures contracts	4,399,785	—
Offering costs (Note 5)	18,271	20,150

Total assets	64,965,809	4,107,427

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,284,400	—
Management fee payable	15,576	1,454
Payable for offering costs	70,392	26,624

Total liabilities	2,370,368	28,078

Shareholders’ equity
Shareholders’ equity	62,595,441	4,079,349

Total liabilities and shareholders’ equity	$64,965,809	$4,107,427

Shares outstanding	1,369,941	40,002

Net asset value per share (Note 1)	$45.69	$101.98

Market value per share (Note 1) (Note 2)	$45.75	$101.35

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(71% of shareholders’ equity)
U.S. Treasury Bills:
0.071% due 07/05/12	$3,158,000	$3,157,996
0.080% due 07/12/12	3,694,000	3,693,961
0.080% due 08/02/12	5,152,000	5,151,839
0.072% due 08/09/12	8,478,000	8,477,669
0.071% due 08/23/12	25,706,000	25,704,602

Total short-term U.S. government and agency obligations (cost $46,184,173)		$46,186,067

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires September 2012	4,419	$125,190,270	$18,591,260

††	Cash collateral in the amount of $11,931,300 was pledged to cover margin requirements for open futures contracts as of June 30, 2012.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

	Three months ended	Six months ended
	June 30, 2012	June 30, 2012
Investment Income
Interest	$6,879	$8,998

Expenses
Management fee	75,830	123,202
Brokerage commissions	43,045	59,119
Offering costs	39,029	45,648

Total expenses	157,904	227,969

Net investment income (loss)	(151,025)	(218,971)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(21,504,204)	(26,662,775)
Short-term U.S. government and agency obligations	1,135	1,254

Net realized gain (loss)	(21,503,069)	(26,661,521)

Change in net unrealized appreciation/depreciation on
Futures contracts	34,960,080	19,416,770
Short-term U.S. government and agency obligations	1,064	1,894

Change in net unrealized appreciation/depreciation	34,961,144	19,418,664

Net realized and unrealized gain (loss)	13,458,075	(7,242,857)

Net income (loss)	$13,307,050	$(7,461,828)

Net income (loss) per weighted-average share (Note 1)	$10.57	$(8.94)

Weighted-average shares outstanding (Note 1)	1,258,547	834,329

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$4,079,349

Addition of 1,380,000 shares	68,265,160
Redemption of 50,061 shares	(2,287,240)

Net addition (redemption) of 1,329,939 shares	65,977,920

Net investment income (loss)	(218,971)
Net realized gain (loss)	(26,661,521)
Change in net unrealized appreciation/depreciation	19,418,664

Net income (loss)	(7,461,828)

Shareholders’ equity, at June 30, 2012	$62,595,441

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$(7,461,828)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(11,205,891)
Net sale (purchase) of short-term U.S. government and agency obligations	(46,184,173)
Change in unrealized appreciation/depreciation on investments	(1,894)
Decrease (Increase) in receivable on futures contracts	(4,399,785)
Change in offering cost	1,879
Increase (Decrease) in management fee payable	14,122
Increase (Decrease) in payable for offering costs	43,768

Net cash provided by (used in) operating activities	(69,193,802)

Cash flow from financing activities
Proceeds from addition of shares	68,265,160
Payment on shares redeemed	(2,840)

Net cash provided by (used in) financing activities	68,262,320

Net increase (decrease) in cash	(931,482)
Cash, beginning of period	3,361,868

Cash, end of period	$2,430,386

See accompanying notes to financial statements.

PROSHARES SHORT DJ-UBS NATURAL GAS*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	29,090	29,090

Total assets	29,290	29,290

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	29,090	29,090

Total liabilities	29,090	29,090

Shareholders’ equity
Shareholders’ equity	200	200

Total liabilities and shareholders’ equity	$29,290	$29,290

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$355,676	$2,969,266
Segregated cash balances with brokers for futures contracts	2,600,100	1,439,775
Short-term U.S. government and agency obligations (Note 3) (cost $11,485,122 and $2,621,895, respectively)	11,485,375	2,621,684
Receivable on open futures contracts	—	123,128
Offering costs (Note 5)	18,271	20,150
Limitation by Sponsor	13,430	—

Total assets	14,472,852	7,174,003

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	758,773	—
Management fee payable	—	5,069
Payable for offering costs	70,392	26,624

Total liabilities	829,165	31,693

Shareholders’ equity
Shareholders’ equity	13,643,687	7,142,310

Total liabilities and shareholders’ equity	$14,472,852	$7,174,003

Shares outstanding	450,030	300,030

Net asset value per share (Note 1)	$30.32	$23.81

Market value per share (Note 1) (Note 2)	$30.13	$23.96

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(84% of shareholders’ equity)
U.S. Treasury Bills:
0.052% due 08/23/12	$11,486,000	$11,485,375

Total short-term U.S. government and agency obligations (cost $11,485,122)		$11,485,375

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires September 2012	963	$27,281,790	$(3,820,520)

††	Cash collateral in the amount of $2,600,100 was pledged to cover margin requirements for open futures contracts as of June 30, 2012.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

	Three months ended	Six months ended
	June 30, 2012	June 30, 2012
Investment Income
Interest	$2,166	$3,029

Expenses
Management fee	—	24,973
Brokerage commissions	27,710	41,476
Offering costs	39,029	45,648
Limitation by Sponsor	(48)	—

Total expenses	66,691	112,097

Net investment income (loss)	(64,525)	(109,068)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,866,063	6,303,174
Short-term U.S. government and agency obligations	9	(158)

Net realized gain (loss)	1,866,072	6,303,016

Change in net unrealized appreciation/depreciation on
Futures contracts	(11,132,490)	(5,201,530)
Short-term U.S. government and agency obligations	76	464

Change in net unrealized appreciation/depreciation	(11,132,414)	(5,201,066)

Net realized and unrealized gain (loss)	(9,266,342)	1,101,950

Net income (loss)	$(9,330,867)	$992,882

Net income (loss) per weighted-average share (Note 1)	$(24.83)	$2.52

Weighted-average shares outstanding (Note 1)	375,854	393,986

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$7,142,310

Addition of 700,000 shares	25,809,015
Redemption of 550,000 shares	(20,300,520)

Net addition (redemption) of 150,000 shares	5,508,495

Net investment income (loss)	(109,068)
Net realized gain (loss)	6,303,016
Change in net unrealized appreciation/depreciation	(5,201,066)

Net income (loss)	992,882

Shareholders’ equity, at June 30, 2012	$13,643,687

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Six months ended
June 30, 2012
Cash flow from operating activities
Net income (loss)	$992,882
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(1,160,325)
Net sale (purchase) of short-term U.S. government and agency obligations	(8,863,227)
Change in unrealized appreciation/depreciation on investments	(464)
Decrease (Increase) in receivable on futures contracts	123,128
Decrease (Increase) in Limitation by Sponsor	(13,430)
Change in offering cost	1,879
Increase (Decrease) in management fee payable	(5,069)
Increase (Decrease) in payable on futures contracts	758,773
Increase (Decrease) in payable for offering costs	43,768

Net cash provided by (used in) operating activities	(8,122,085)

Cash flow from financing activities
Proceeds from addition of shares	25,809,015
Payment on shares redeemed	(20,300,520)

Net cash provided by (used in) financing activities	5,508,495

Net increase (decrease) in cash	(2,613,590)
Cash, beginning of period	2,969,266

Cash, end of period	$355,676

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$347,080	$400,533
Segregated cash balances with brokers for futures contracts	18,225	22,950
Short-term U.S. government and agency obligations (Note 3) (cost $347,530,524 and $399,322,327, respectively)	347,537,601	399,317,740
Receivable from capital shares sold	—	7,796,997
Receivable on open futures contracts	10,760	540

Total assets	347,913,666	407,538,760

Liabilities and shareholders’ equity
Liabilities
Management fee payable	257,513	303,120
Unrealized depreciation on forward agreements	16,643,471	80,836,280

Total liabilities	16,900,984	81,139,400

Shareholders’ equity
Shareholders’ equity	331,012,682	326,399,360

Total liabilities and shareholders’ equity	$347,913,666	$407,538,760

Shares outstanding	4,150,014	4,300,014

Net asset value per share	$79.76	$75.91

Market value per share (Note 2)	$79.74	$79.01

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(105% of shareholders’ equity)
U.S. Treasury Bills:
0.073% due 07/05/12†	$25,009,000	$25,008,965
0.063% due 07/12/12†	105,993,000	105,991,877
0.081% due 08/09/12†	32,510,000	32,508,732
0.070% due 08/16/12	5,028,000	5,027,765
0.053% due 08/23/12†	179,010,000	179,000,262

Total short-term U.S. government and agency obligations (cost $347,530,524)		$347,537,601

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires August 2012	2	$320,840	$3,760

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	07/06/12	$107,220	$171,401,892	$(4,321,036)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	07/06/12	106,000	169,451,600	(4,302,316)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	07/06/12	200,700	320,839,020	(8,020,119)

				$(16,643,471)

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $18,225 was pledged to cover margin requirements for open futures contracts as of June 30, 2012.
^	The positions and counterparties herein are as of June 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Investment Income
Interest	$61,509	$46,720	$88,900	$118,504

Expenses
Management fee	815,451	655,099	1,721,175	1,208,434
Brokerage commissions	9	905	25	1,810

Total expenses	815,460	656,004	1,721,200	1,210,244

Net investment income (loss)	(753,951)	(609,284)	(1,632,300)	(1,091,740)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(21,840)	645,135	(39,480)	823,165
Forward agreements	(20,380,704)	41,966,226	(50,221,860)	49,809,607
Short-term U.S. government and agency obligations	521	4	634	(148)

Net realized gain (loss)	(20,402,023)	42,611,365	(50,260,706)	50,632,624

Change in net unrealized appreciation/depreciation on
Futures contracts	7,860	(386,850)	45,420	(522,850)
Forward agreements	(12,231,525)	(22,067,679)	64,192,809	(23,404,756)
Short-term U.S. government and agency obligations	(1,540)	(2,106)	11,664	294

Change in net unrealized appreciation/depreciation	(12,225,205)	(22,456,635)	64,249,893	(23,927,312)

Net realized and unrealized gain (loss)	(32,627,228)	20,154,730	13,989,187	26,705,312

Net income (loss)	$(33,381,179)	$19,545,446	$12,356,887	$25,613,572

Net income (loss) per weighted-average share	$(7.92)	$5.51	$2.93	$7.23

Weighted-average shares outstanding	4,213,750	3,546,717	4,213,476	3,540,622

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$326,399,360

Addition of 400,000 shares	40,147,611
Redemption of 550,000 shares	(47,891,176)

Net addition (redemption) of (150,000) shares	(7,743,565)

Net investment income (loss)	(1,632,300)
Net realized gain (loss)	(50,260,706)
Change in net unrealized appreciation/depreciation	64,249,893

Net income (loss)	12,356,887

Shareholders’ equity, at June 30, 2012	$331,012,682

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Six months ended	Six months ended
	June 30, 2012	June 30, 2011
Cash flow from operating activities
Net income (loss)	$12,356,887	$25,613,572
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	4,725	37,281
Net sale (purchase) of short-term U.S. government and agency obligations	51,791,803	(46,802,884)
Change in unrealized appreciation/depreciation on investments	(64,204,473)	23,404,462
Decrease (Increase) in receivable on futures contracts	(10,220)	60,830
Increase (Decrease) in management fee payable	(45,607)	24,278

Net cash provided by (used in) operating activities	(106,885)	2,337,539

Cash flow from financing activities
Proceeds from addition of shares	47,944,608	27,749,979
Payment on shares redeemed	(47,891,176)	(30,160,214)

Net cash provided by (used in) financing activities	53,432	(2,410,235)

Net increase (decrease) in cash	(53,453)	(72,696)
Cash, beginning of period	400,533	1,262,424

Cash, end of period	$347,080	$1,189,728

See accompanying notes to financial statements.

PROSHARES SHORT GOLD*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	12,424	12,424

Total assets	12,624	12,624

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	12,424	12,424

Total liabilities	12,424	12,424

Shareholders’ equity
Shareholders’ equity	200	200

Total liabilities and shareholders’ equity	$12,624	$12,624

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$249,188	$330,841
Segregated cash balances with brokers for futures contracts	18,225	17,770
Short-term U.S. government and agency obligations (Note 3) (cost $124,456,367 and $164,677,030, respectively)	124,459,036	164,673,175
Unrealized appreciation on forward agreements	4,763,505	33,401,358

Total assets	129,489,954	198,423,144

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	10,760	—
Management fee payable	102,603	124,573

Total liabilities	113,363	124,573

Shareholders’ equity
Shareholders’ equity	129,376,591	198,298,571

Total liabilities and shareholders’ equity	$129,489,954	$198,423,144

Shares outstanding	7,289,901	9,589,901

Net asset value per share	$17.75	$20.68

Market value per share (Note 2)	$17.73	$19.81

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(96% of shareholders’ equity)
U.S. Treasury Bills:
0.073% due 07/05/12†	$22,956,000	$22,955,968
0.068% due 07/12/12†	9,091,000	9,090,903
0.081% due 08/02/12†	8,275,000	8,274,742
0.054% due 08/23/12†	84,142,000	84,137,423

Total short-term U.S. government and agency obligations (cost $124,456,367)		$124,459,036

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires August 2012	2	$320,840	$(3,720)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	07/06/12	$(36,098)	$(57,706,263)	$1,042,497
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	07/06/12	(65,000)	(103,909,000)	2,015,821
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	07/06/12	(60,550)	(96,795,230)	1,705,187

				$4,763,505

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $18,225 was pledged to cover margin requirements for open futures contracts as of June 30, 2012.
^	The positions and counterparties herein are as of June 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Investment Income
Interest	$24,236	$12,751	$31,155	$44,027

Expenses
Management fee	327,032	201,127	676,801	430,641
Brokerage commissions	8	761	25	1,853

Total expenses	327,040	201,888	676,826	432,494

Net investment income (loss)	(302,804)	(189,137)	(645,671)	(388,467)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	21,860	(678,575)	39,700	(897,335)
Forward agreements	3,236,377	(14,757,362)	1,672,552	(22,491,989)
Short-term U.S. government and agency obligations	819	214	843	534

Net realized gain (loss)	3,259,056	(15,435,723)	1,713,095	(23,388,790)

Change in net unrealized appreciation/depreciation on
Futures contracts	(7,820)	231,680	(45,520)	373,410
Forward agreements	4,392,520	6,860,968	(28,637,853)	7,400,331
Short-term U.S. government and agency obligations	(184)	(2,020)	6,524	(2,492)

Change in net unrealized appreciation/depreciation	4,384,516	7,090,628	(28,676,849)	7,771,249

Net realized and unrealized gain (loss)	7,643,572	(8,345,095)	(26,963,754)	(15,617,541)

Net income (loss)	$7,340,768	$(8,534,232)	$(27,609,425)	$(16,006,008)

Net income (loss) per weighted-average share	$0.94	$(2.42)	$(3.32)	$(4.64)

Weighted-average shares outstanding	7,829,461	3,526,165	8,320,945	3,448,188

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$198,298,571

Redemption of 2,300,000 shares	(41,312,555)

Net investment income (loss)	(645,671)
Net realized gain (loss)	1,713,095
Change in net unrealized appreciation/depreciation	(28,676,849)

Net income (loss)	(27,609,425)

Shareholders’ equity, at June 30, 2012	$129,376,591

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Six months ended	Six months ended
	June 30, 2012	June 30, 2011
Cash flow from operating activities
Net income (loss)	$(27,609,425)	$(16,006,008)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(455)	170,100
Net sale (purchase) of short-term U.S. government and agency obligations	40,220,663	(10,382,096)
Change in unrealized appreciation/depreciation on investments	28,631,329	(7,397,839)
Decrease (Increase) in receivable on futures contracts	—	(44,804)
Increase (Decrease) in management fee payable	(21,970)	7,480
Increase (Decrease) in payable on futures contracts	10,760	(94,800)

Net cash provided by (used in) operating activities	41,230,902	(33,747,967)

Cash flow from financing activities
Proceeds from addition of shares	—	54,729,892
Payment on shares redeemed	(41,312,555)	(20,930,837)

Net cash provided by (used in) financing activities	(41,312,555)	33,799,055

Net increase (decrease) in cash	(81,653)	51,088
Cash, beginning of period	330,841	404,683

Cash, end of period	$249,188	$455,771

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$779,562	$772,442
Segregated cash balances with brokers for futures contracts	37,800	49,950
Short-term U.S. government and agency obligations (Note 3) (cost $776,016,887 and $771,936,564, respectively)	776,032,618	771,925,669
Receivable from capital shares sold	—	13,966,567
Receivable on open futures contracts	13,210	6,000

Total assets	776,863,190	786,720,628

Liabilities and shareholders’ equity
Liabilities
Management fee payable	525,028	569,435
Unrealized depreciation on forward agreements	115,328,972	179,326,773

Total liabilities	115,854,000	179,896,208

Shareholders’ equity
Shareholders’ equity	661,009,190	606,824,420

Total liabilities and shareholders’ equity	$776,863,190	$786,720,628

Shares outstanding	17,850,028	14,050,028

Net asset value per share (Note 1)	$37.03	$43.19

Market value per share (Note 1) (Note 2)	$38.13	$41.65

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(117% of shareholders’ equity)
U.S. Treasury Bills:
0.072% due 07/05/12	$46,277,000	$46,276,935
0.060% due 07/12/12†	207,561,000	207,558,800
0.075% due 08/02/12†	28,897,000	28,896,098
0.079% due 08/09/12†	16,816,000	16,815,344
0.070% due 08/16/12†	47,036,000	47,033,804
0.053% due 08/23/12†	429,475,000	429,451,637

Total short-term U.S. government and agency obligations (cost $776,016,887)		$776,032,618

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires September 2012	2	$276,120	$(12,130)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	07/06/12	$16,477,800	$446,261,666	$(37,592,682)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	07/06/12	19,505,000	528,246,113	(44,694,151)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	07/06/12	12,821,000	347,226,015	(33,042,139)

				$(115,328,972)

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $37,800 was pledged to cover margin requirements for open futures contracts as of June 30, 2012.
^	The positions and counterparties herein are as of June 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Investment Income
Interest	$125,529	$172,821	$177,264	$358,916

Expenses
Management fee	1,736,295	2,599,506	3,621,349	4,107,369
Brokerage commissions	21	3,290	29	5,228

Total expenses	1,736,316	2,602,796	3,621,378	4,112,597

Net investment income (loss)	(1,610,787)	(2,429,975)	(3,444,114)	(3,753,681)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(56,400)	4,639,205	(58,300)	8,607,516
Forward agreements	(219,337,173)	(210,971,245)	(211,228,823)	58,404,905
Short-term U.S. government and agency obligations	2,360	38,696	3,051	40,326

Net realized gain (loss)	(219,391,213)	(206,293,344)	(211,284,072)	67,052,747

Change in net unrealized appreciation/depreciation on
Futures contracts	1,680	(9,939,230)	48,720	(4,143,535)
Forward agreements	(68,863,942)	(95,001,841)	63,997,801	(75,841,991)
Short-term U.S. government and agency obligations	(4,361)	(19,111)	26,626	5,841

Change in net unrealized appreciation/depreciation	(68,866,623)	(104,960,182)	64,073,147	(79,979,685)

Net realized and unrealized gain (loss)	(288,257,836)	(311,253,526)	(147,210,925)	(12,926,938)

Net income (loss)	$(289,868,623)	$(313,683,501)	$(150,655,039)	$(16,680,619)

Net income (loss) per weighted-average share (Note 1)	$(17.60)	$(31.34)	$(9.85)	$(1.88)

Weighted-average shares outstanding (Note 1)	16,467,610	10,007,720	15,298,929	8,851,409

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$606,824,420

Addition of 5,800,000 shares	309,102,822
Redemption of 2,000,000 shares	(104,263,013)

Net addition (redemption) of 3,800,000 shares	204,839,809

Net investment income (loss)	(3,444,114)
Net realized gain (loss)	(211,284,072)
Change in net unrealized appreciation/depreciation	64,073,147

Net income (loss)	(150,655,039)

Shareholders’ equity, at June 30, 2012	$661,009,190

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash flow from operating activities
Net income (loss)	$(150,655,039)	$(16,680,619)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	12,150	(3,803,287)
Net sale (purchase) of short-term U.S. government and agency obligations	(4,080,323)	(407,829,025)
Change in unrealized appreciation/depreciation on investments	(64,024,427)	75,836,150
Decrease (Increase) in receivable on futures contracts	(7,210)	301,016
Increase (Decrease) in management fee payable	(44,407)	332,263

Net cash provided by (used in) operating activities	(218,799,256)	(351,843,502)

Cash flow from financing activities
Proceeds from addition of shares	323,069,389	728,989,750
Payment on shares redeemed	(104,263,013)	(377,384,224)

Net cash provided by (used in) financing activities	218,806,376	351,605,526

Net increase (decrease) in cash	7,120	(237,976)
Cash, beginning of period	772,442	2,505,032

Cash, end of period	$779,562	$2,267,056

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$557,435	$648,166
Segregated cash balances with brokers for futures contracts	37,800	43,140
Short-term U.S. government and agency obligations (Note 3) (cost $138,946,631 and $215,358,257, respectively)	138,950,265	215,352,919
Unrealized appreciation on forward agreements	22,006,828	43,015,723
Receivable from capital shares sold	—	8,437,981

Total assets	161,552,328	267,497,929

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	20,503,124
Payable on open futures contracts	13,210	—
Management fee payable	118,018	180,884

Total liabilities	131,228	20,684,008

Shareholders’ equity
Shareholders’ equity	161,421,100	246,813,921

Total liabilities and shareholders’ equity	$161,552,328	$267,497,929

Shares outstanding	2,308,489	3,218,874

Net asset value per share (Note 1)	$69.93	$76.68

Market value per share (Note 1) (Note 2)	$67.82	$79.35

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills:
0.073% due 07/05/12	$753,000	$752,999
0.081% due 07/12/12†	26,523,000	26,522,719
0.081% due 08/02/12†	20,989,000	20,988,345
0.081% due 08/09/12†	8,824,000	8,823,656
0.053% due 08/23/12†	81,867,000	81,862,546

Total short-term U.S. government and agency obligations (cost $138,946,631)		$138,950,265

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires September 2012	2	$276,120	$12,030

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	07/06/12	$(4,453,500)	$(120,612,359)	$6,828,277
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	07/06/12	(4,282,000)	(115,967,693)	7,863,914
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	07/06/12	(3,176,000)	(86,014,338)	7,314,637

				$22,006,828

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $37,800 was pledged to cover margin requirements for open futures contracts as of June 30, 2012.
^	The positions and counterparties herein are as of June 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Investment Income
Interest	$29,103	$57,651	$44,427	$104,548

Expenses
Management fee	400,447	1,142,997	903,594	1,483,259
Brokerage commissions	17	1,656	25	2,287

Total expenses	400,464	1,144,653	903,619	1,485,546

Net investment income (loss)	(371,361)	(1,087,002)	(859,192)	(1,380,998)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	51,500	1,933,700	53,400	210,504
Forward agreements	39,011,375	27,010,732	3,325,061	(52,554,885)
Short-term U.S. government and agency obligations	1,632	1,253	(42)	2,521

Net realized gain (loss)	39,064,507	28,945,685	3,378,419	(52,341,860)

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,780)	1,138,020	(48,820)	1,367,945
Forward agreements	13,286,817	24,618,761	(21,008,895)	25,633,005
Short-term U.S. government and agency obligations	(1,835)	7,090	8,972	8,846

Change in net unrealized appreciation/depreciation	13,283,202	25,763,871	(21,048,743)	27,009,796

Net realized and unrealized gain (loss)	52,347,709	54,709,556	(17,670,324)	(25,332,064)

Net income (loss)	$51,976,348	$53,622,554	$(18,529,516)	$(26,713,062)

Net income (loss) per weighted-average share (Note 1)	$18.62	$10.21	$(5.52)	$(8.77)

Weighted-average shares outstanding (Note 1)	2,791,342	5,252,720	3,355,273	3,045,684

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$246,813,921

Addition of 4,160,000 shares	228,293,690
Redemption of 5,070,385 shares	(295,156,995)

Net addition (redemption) of (910,385) shares	(66,863,305)

Net investment income (loss)	(859,192)
Net realized gain (loss)	3,378,419
Change in net unrealized appreciation/depreciation	(21,048,743)

Net income (loss)	(18,529,516)

Shareholders’ equity, at June 30, 2012	$161,421,100

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Six months ended	Six months ended
	June 30, 2012	June 30, 2011
Cash flow from operating activities
Net income (loss)	$(18,529,516)	$(26,713,062)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	5,340	(3,000,232)
Net sale (purchase) of short-term U.S. government and agency obligations	76,411,626	(530,055,018)
Change in unrealized appreciation/depreciation on investments	20,999,923	(25,641,851)
Increase (Decrease) in management fee payable	(62,866)	423,385
Increase (Decrease) in payable on futures contracts	13,210	(227,423)

Net cash provided by (used in) operating activities	78,837,717	(585,214,201)

Cash flow from financing activities
Proceeds from addition of shares	236,731,671	866,620,194
Payment on shares redeemed	(315,660,119)	(281,726,549)

Net cash provided by (used in) financing activities	(78,928,448)	584,893,645

Net increase (decrease) in cash	(90,731)	(320,556)
Cash, beginning of period	648,166	3,514,285

Cash, end of period	$557,435	$3,193,729

See accompanying notes to financial statements.

PROSHARES ULTRAPRO AUSTRALIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES SHORT AUSTRALIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT AUSTRALIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO CANADIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA CANADIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES SHORT CANADIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT CANADIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT CANADIAN DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO EURO*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$266,754	$10,469
Short-term U.S. government and agency obligations (Note 3) (cost $5,274,598 and $10,068,969, respectively)	5,274,789	10,068,707
Unrealized appreciation on foreign currency forward contracts	121,941	—

Total assets	5,663,484	10,079,176

Liabilities and shareholders’ equity
Liabilities
Management fee payable	4,328	6,216
Unrealized depreciation on foreign currency forward contracts	—	518,212

Total liabilities	4,328	524,428

Shareholders’ equity
Shareholders’ equity	5,659,156	9,554,748

Total liabilities and shareholders’ equity	$5,663,484	$10,079,176

Shares outstanding	250,014	400,014

Net asset value per share	$22.64	$23.89

Market value per share (Note 2)	$22.62	$23.87

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(93% of shareholders’ equity)
U.S. Treasury Bills:
0.073% due 07/05/12†	$1,432,000	$1,431,998
0.069% due 08/23/12†	3,843,000	3,842,791

Total short-term U.S. government and agency obligations
(cost $5,274,598)		$5,274,789

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	07/13/12	3,111,925	$3,938,712	$41,396
Euro with UBS AG	07/13/12	6,099,200	7,719,657	83,895

				$125,291

Contracts to Sell
Euro with Goldman Sachs International	07/13/12	(94,100)	$(119,101)	$(1,024)
Euro with UBS AG	07/13/12	(175,000)	(221,494)	(2,326)

				$(3,350)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Investment Income
Interest	$1,087	$1,431	$1,575	$3,842

Expenses
Management fee	15,501	21,134	38,818	40,060

Total expenses	15,501	21,134	38,818	40,060

Net investment income (loss)	(14,414)	(19,703)	(37,243)	(36,218)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(617,222)	688,719	(866,798)	1,607,088
Short-term U.S. government and agency obligations	42	19	43	19

Net realized gain (loss)	(617,180)	688,738	(866,755)	1,607,107

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(171,629)	(272,940)	640,153	(239,167)
Short-term U.S. government and agency obligations	51	(162)	453	(142)

Change in net unrealized appreciation/depreciation	(171,578)	(273,102)	640,606	(239,309)

Net realized and unrealized gain (loss)	(788,758)	415,636	(226,149)	1,367,798

Net income (loss)	$(803,172)	$395,933	$(263,392)	$1,331,580

Net income (loss) per weighted-average share	$(2.87)	$1.32	$(0.77)	$4.44

Weighted-average shares outstanding	279,684	300,014	341,772	300,014

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$9,554,748

Addition of 50,000 shares	1,209,580
Redemption of 200,000 shares	(4,841,780)

Net addition (redemption) of (150,000) shares	(3,632,200)

Net investment income (loss)	(37,243)
Net realized gain (loss)	(866,755)
Change in net unrealized appreciation/depreciation	640,606

Net income (loss)	(263,392)

Shareholders’ equity, at June 30, 2012	$5,659,156

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash flow from operating activities
Net income (loss)	$(263,392)	$1,331,580
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	4,794,371	(1,580,807)
Change in unrealized appreciation/depreciation on investments	(640,606)	239,309
Increase (Decrease) in management fee payable	(1,888)	864

Net cash provided by (used in) operating activities	3,888,485	(9,054)

Cash flow from financing activities
Proceeds from addition of shares	1,209,580	—
Payment on shares redeemed	(4,841,780)	—

Net cash provided by (used in) financing activities	(3,632,200)	—

Net increase (decrease) in cash	256,285	(9,054)
Cash, beginning of period	10,469	13,447

Cash, end of period	$266,754	$4,393

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$3,899,714	$200
Segregated cash balances with brokers for futures contracts	101,875	—
Offering costs (Note 5)	40,438	41,000
Limitation by Sponsor	148	—

Total assets	4,042,175	41,200

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	53,765	—
Payable for offering costs	41,000	41,000

Total liabilities	94,765	41,000

Shareholders’ equity
Shareholders’ equity	3,947,410	200

Total liabilities and shareholders’ equity	$4,042,175	$41,200

Shares outstanding	100,005	5

Net asset value per share	$39.47	$40.00

Market value per share (Note 2)	$39.49	$40.00

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures - CME, expires September 2012	25	$3,958,125	$(50,313)

††	Cash collateral in the amount of $101,875 was pledged to cover margin requirements for open futures contracts as of June 30, 2012.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

	Three months ended June 30, 2012	Six months ended June 30, 2012
Investment Income
Interest	$—	$—

Expenses
Brokerage commissions	63	63
Offering costs	562	562
Limitation by Sponsor	(148)	(148)

Total expenses	477	477

Net investment income (loss)	(477)	(477)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,000)	(2,000)

Net realized gain (loss)	(2,000)	(2,000)

Change in net unrealized appreciation/depreciation on
Futures contracts	(50,313)	(50,313)

Change in net unrealized appreciation/depreciation	(50,313)	(50,313)

Net realized and unrealized gain (loss)	(52,313)	(52,313)

Net income (loss)	$(52,790)	$(52,790)

Net income (loss) per weighted-average share	(0.66)	$(0.66)

Weighted-average shares outstanding	80,005	80,005

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$200

Addition of shares (100,000 and 5, respectively)	4,000,000

Net investment income (loss)	(477)
Net realized gain (loss)	(2,000)
Change in net unrealized appreciation/depreciation	(50,313)

Net income (loss)	(52,790)

Shareholders’ equity, at June 30, 2012	$3,947,410

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$(52,790)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(101,875)
Decrease (Increase) in Limitation by Sponsor	(148)
Change in offering cost	(40,438)
Increase (Decrease) in payable on futures contracts	53,765
Increase (Decrease) in payable for offering costs	41,000

Net cash provided by (used in) operating activities	(100,486)

Cash flow from financing activities
Proceeds from addition of shares	4,000,000

Net increase (decrease) in cash	3,899,514
Cash, beginning of period	200

Cash, end of period	$3,899,714

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$450,188	$102,088
Short-term U.S. government and agency obligations (Note 3) (cost $901,949,902 and $1,012,198,282, respectively)	901,975,255	1,012,174,281
Unrealized appreciation on foreign currency forward contracts	—	67,430,954
Receivable from capital shares sold	17,770,890	21,299,733

Total assets	920,196,333	1,101,007,056

Liabilities and shareholders’ equity
Liabilities
Management fee payable	689,674	847,510
Unrealized depreciation on foreign currency forward contracts	22,591,311	—

Total liabilities	23,280,985	847,510

Shareholders’ equity
Shareholders’ equity	896,915,348	1,100,159,546

Total liabilities and shareholders’ equity	$920,196,333	$1,101,007,056

Shares outstanding	42,900,014	54,100,014

Net asset value per share	$20.91	$20.34

Market value per share (Note 2)	$20.90	$20.35

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
U.S. Treasury Bills:
0.073% due 07/05/12†	$119,965,000	$119,964,832
0.060% due 07/12/12†	27,952,000	27,951,704
0.081% due 08/02/12†	79,663,000	79,660,514
0.079% due 08/09/12†	102,601,000	102,596,998
0.070% due 08/16/12†	170,684,000	170,676,029
0.052% due 08/23/12†	401,147,000	401,125,178

Total short-term U.S. government and agency obligations (cost $901,949,902)		$901,975,255

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	07/13/12	63,067,500	$79,823,488	$(85,236)
Euro with UBS AG	07/13/12	223,693,100	283,124,643	1,496,470

				$1,411,234

Contracts to Sell
Euro with Goldman Sachs International	07/13/12	(791,263,425)	$(1,001,488,982)	$(11,079,697)
Euro with UBS AG	07/13/12	(912,940,100)	(1,155,493,129)	(12,922,848)

				$(24,002,545)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Investment Income
Interest	$151,290	$74,406	$199,019	$218,767

Expenses
Management fee	2,092,889	1,086,768	4,293,156	2,120,677

Total expenses	2,092,889	1,086,768	4,293,156	2,120,677

Net investment income (loss)	(1,941,599)	(1,012,362)	(4,094,137)	(1,901,910)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	82,141,512	(39,284,937)	120,954,100	(101,433,972)
Short-term U.S. government and agency obligations	1,301	1,790	(435)	3,197

Net realized gain (loss)	82,142,813	(39,283,147)	120,953,665	(101,430,775)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	8,466,287	6,451,205	(90,022,265)	10,624,915
Short-term U.S. government and agency obligations	11,912	(3,006)	49,354	(6,256)

Change in net unrealized appreciation/depreciation	8,478,199	6,448,199	(89,972,911)	10,618,659

Net realized and unrealized gain (loss)	90,621,012	(32,834,948)	30,980,754	(90,812,116)

Net income (loss)	$88,679,413	$(33,847,310)	$26,886,617	$(92,714,026)

Net income (loss) per weighted-average share	$2.04	$(1.27)	$0.59	$(3.74)

Weighted-average shares outstanding	43,416,498	26,676,388	45,267,871	24,766,312

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$1,100,159,546

Addition of 10,350,000 shares	210,504,686
Redemption of 21,550,000 shares	(440,635,501)

Net addition (redemption) of (11,200,000) shares	(230,130,815)

Net investment income (loss)	(4,094,137)
Net realized gain (loss)	120,953,665
Change in net unrealized appreciation/depreciation	(89,972,911)

Net income (loss)	26,886,617

Shareholders’ equity, at June 30, 2012	$896,915,348

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash flow from operating activities
Net income (loss)	$26,886,617	$(92,714,026)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	110,248,380	(163,136,380)
Change in unrealized appreciation/depreciation on investments	89,972,911	(10,618,659)
Increase (Decrease) in management fee payable	(157,836)	70,802

Net cash provided by (used in) operating activities	226,950,072	(266,398,263)

Cash flow from financing activities
Proceeds from addition of shares	214,033,529	349,785,063
Payment on shares redeemed	(440,635,501)	(83,316,339)

Net cash provided by (used in) financing activities	(226,601,972)	266,468,724

Net increase (decrease) in cash	348,100	70,461
Cash, beginning of period	102,088	251,588

Cash, end of period	$450,188	$322,049

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT EURO*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SWISS FRANC*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA SWISS FRANC*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES SHORT SWISS FRANC*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SWISS FRANC*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT SWISS FRANC*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO U.S. DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA U.S. DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES SHORT U.S. DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT U.S. DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT U.S. DOLLAR*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRAPRO YEN*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$197,830	$5,798
Short-term U.S. government and agency obligations (Note 3) (cost $4,930,634 and $5,366,951, respectively)	4,930,799	5,366,875
Unrealized appreciation on foreign currency forward contracts	—	102,727

Total assets	5,128,629	5,475,400

Liabilities and shareholders’ equity
Liabilities
Management fee payable	3,983	4,325
Unrealized depreciation on foreign currency forward contracts	100,378	—

Total liabilities	104,361	4,325

Shareholders’ equity
Shareholders’ equity	5,024,268	5,471,075

Total liabilities and shareholders’ equity	$5,128,629	$5,475,400

Shares outstanding	150,014	150,014

Net asset value per share	$33.49	$36.47

Market value per share (Note 2)	$33.39	$36.50

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(98% of shareholders’ equity)
U.S. Treasury Bills:
0.073% due 07/05/12†	$953,000	$952,999
0.078% due 08/02/12†	735,000	734,977
0.065% due 08/23/12	3,243,000	3,242,823

Total short-term U.S. government and agency obligations (cost $4,930,634)		$4,930,799

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	07/13/12	382,717,100	$4,788,865	$(46,838)
Yen with UBS AG	07/13/12	449,100,000	5,619,502	(54,635)

				$(101,473)

Contracts to Sell
Yen with Goldman Sachs International	07/13/12	(4,462,700)	$(55,841)	$571
Yen with UBS AG	07/13/12	(24,415,100)	(305,501)	524

				$1,095

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Investment Income
Interest	$872	$470	$1,244	$1,495

Expenses
Management fee	11,836	7,813	24,019	15,917

Total expenses	11,836	7,813	24,019	15,917

Net investment income (loss)	(10,964)	(7,343)	(22,775)	(14,422)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	204,025	70,451	(221,184)	226,180
Short-term U.S. government and agency obligations	1	25	16	19

Net realized gain (loss)	204,026	70,476	(221,168)	226,199

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	125,587	137,043	(203,105)	(265,366)
Short-term U.S. government and agency obligations	39	(45)	241	(110)

Change in net unrealized appreciation/depreciation	125,626	136,998	(202,864)	(265,476)

Net realized and unrealized gain (loss)	329,652	207,474	(424,032)	(39,277)

Net income (loss)	$318,688	$200,131	$(446,807)	$(53,699)

Net income (loss) per weighted-average share	$2.12	$2.00	$(2.98)	$(0.52)

Weighted-average shares outstanding	150,014	100,014	150,014	103,053

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$5,471,075

Net investment income (loss)	(22,775)
Net realized gain (loss)	(221,168)
Change in net unrealized appreciation/depreciation	(202,864)

Net income (loss)	(446,807)

Shareholders’ equity, at June 30, 2012	$5,024,268

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash flow from operating activities
Net income (loss)	$(446,807)	$(53,699)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	436,317	1,374,671
Change in unrealized appreciation/depreciation on investments	202,864	265,476
Increase (Decrease) in management fee payable	(342)	(960)

Net cash provided by (used in) operating activities	192,032	1,585,488

Cash flow from financing activities
Payment on shares redeemed	—	(1,593,589)

Net increase (decrease) in cash	192,032	(8,101)
Cash, beginning of period	5,798	10,637

Cash, end of period	$197,830	$2,536

See accompanying notes to financial statements.

PROSHARES SHORT YEN*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$226,555	$22,338
Short-term U.S. government and agency obligations (Note 3) (cost $226,575,889 and $219,407,765, respectively)	226,580,482	219,404,292
Unrealized appreciation on foreign currency forward contracts	4,073,718	—
Receivable from capital shares sold	—	6,249,734

Total assets	230,880,755	225,676,364

Liabilities and shareholders’ equity
Liabilities
Management fee payable	177,156	180,224
Unrealized depreciation on foreign currency forward contracts	—	4,364,146

Total liabilities	177,156	4,544,370

Shareholders’ equity
Shareholders’ equity	230,703,599	221,131,994

Total liabilities and shareholders’ equity	$230,880,755	$225,676,364

Shares outstanding	5,299,294	5,399,294

Net asset value per share (Note 1)	$43.53	$40.96

Market value per share (Note 1) (Note 2)	$43.51	$40.95

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(98% of shareholders’ equity)
U.S. Treasury Bills:
0.073% due 07/05/12	$9,220,000	$9,219,987
0.065% due 07/12/12†	71,700,000	71,699,240
0.081% due 08/02/12†	17,623,000	17,622,450
0.081% due 08/09/12†	49,998,000	49,996,050
0.043% due 08/23/12†	78,047,000	78,042,755

Total short-term U.S. government and agency obligations (cost $226,575,889)		$226,580,482

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	07/13/12	2,305,597,000	$28,849,490	$(297,673)
Yen with UBS AG	07/13/12	909,777,700	11,383,873	(77,028)

				$(374,701)

Contracts to Sell
Yen with Goldman Sachs International	07/13/12	(14,551,033,100)	$(182,074,269)	$1,777,262
Yen with UBS AG	07/13/12	(25,555,231,200)	(319,767,676)	2,671,157

				$4,448,419

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Investment Income
Interest	$42,631	$63,492	$63,202	$152,103

Expenses
Management fee	572,421	852,848	1,162,217	1,527,901

Total expenses	572,421	852,848	1,162,217	1,527,901

Net investment income (loss)	(529,790)	(789,356)	(1,099,015)	(1,375,798)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(10,400,196)	(4,069,778)	10,452,808	(21,728,019)
Short-term U.S. government and agency obligations	997	2,795	692	2,809

Net realized gain (loss)	(10,399,199)	(4,066,983)	10,453,500	(21,725,210)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(8,995,775)	(19,654,614)	8,437,864	13,710,702
Short-term U.S. government and agency obligations	(1,920)	(7,799)	8,066	918

Change in net unrealized appreciation/depreciation	(8,997,695)	(19,662,413)	8,445,930	13,711,620

Net realized and unrealized gain (loss)	(19,396,894)	(23,729,396)	18,899,430	(8,013,590)

Net income (loss)	$(19,926,684)	$(24,518,752)	$17,800,415	$(9,389,388)

Net income (loss) per weighted-average share (Note 1)	$(3.60)	$(3.18)	$3.16	$(1.37)

Weighted-average shares outstanding (Note 1)	5,531,162	7,704,217	5,639,679	6,866,855

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$221,131,994

Addition of 2,300,000 shares	100,723,469
Redemption of 2,400,000 shares	(108,952,279)

Net addition (redemption) of (100,000) shares	(8,228,810)

Net investment income (loss)	(1,099,015)
Net realized gain (loss)	10,453,500
Change in net unrealized appreciation/depreciation	8,445,930

Net income (loss)	17,800,415

Shareholders’ equity, at June 30, 2012	$230,703,599

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash flow from operating activities
Net income (loss)	$17,800,415	$(9,389,388)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(7,168,124)	(141,880,592)
Change in unrealized appreciation/depreciation on investments	(8,445,930)	(13,711,620)
Increase (Decrease) in management fee payable	(3,068)	113,262

Net cash provided by (used in) operating activities	2,183,293	(164,868,338)

Cash flow from financing activities
Proceeds from addition of shares	106,973,203	302,417,904
Payment on shares redeemed	(108,952,279)	(137,486,114)

Net cash provided by (used in) financing activities	(1,979,076)	164,931,790

Net increase (decrease) in cash	204,217	63,452
Cash, beginning of period	22,338	120,494

Cash, end of period	$226,555	$183,946

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT YEN*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	41,000	41,000

Total assets	41,200	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$41,200	$41,200

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$2,018,680	$2,972,032
Segregated cash balances with brokers for futures contracts	219,741,784	6,303,800
Short-term U.S. government and agency obligations (Note 3) (cost $98,779,327 and $0, respectively)	98,782,668	—
Receivable from capital shares sold	47,162,020	2,469,584
Offering costs (Note 5)	19,735	21,691

Total assets	367,724,887	11,767,107

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	60,632,573	1,852,966
Management fee payable	186,592	4,264
Payable for offering costs	76,836	28,764
Unrealized depreciation on swap agreements	7,695,811	—

Total liabilities	68,591,812	1,885,994

Shareholders’ equity
Shareholders’ equity	299,133,075	9,881,113

Total liabilities and shareholders’ equity	$367,724,887	$11,767,107

Shares outstanding	31,091,512	133,335

Net asset value per share (Note 1)	$9.62	$74.11

Market value per share (Note 1) (Note 2)	$9.84	$72.96

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(33% of shareholders’ equity)
U.S. Treasury Bills:
0.068% due 08/09/12	$2,716,000	$2,715,894
0.060% due 08/23/12†	96,072,000	96,066,774

Total short-term U.S. government and agency obligations (cost $98,779,327)		$98,782,668

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2012	16,212	$316,944,600	$(34,408,229)
VIX Futures - CBOE, expires August 2012	11,781	258,592,950	(18,085,573)

			$(52,493,802)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Societe Generale S.A. based on S&P 500 VIX Short-Term Futures Index	07/10/12	$25,923,085	$(7,695,811)

†	All or partial amount segregated as collateral for swap agreements.
††	Cash collateral in the amount of $219,741,784 was pledged to cover margin requirements for open futures contracts as of June 30, 2012.
^	The positions and counterparties herein are as of June 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

	Three months ended June 30, 2012		Six months ended June 30, 2012
Investment Income
Interest	$14,866		$17,781

Expenses
Management fee	475,752		630,453
Brokerage commissions	429,454		612,128
Offering costs	42,876		50,028

Total expenses	948,082		1,292,609

Net investment income (loss)	(933,216)		(1,274,828)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(59,215,744)		(178,462,736)
Swap agreements	(268,863)		(268,863)
Short-term U.S. government and agency obligations	5,579		6,863

Net realized gain (loss)	(59,479,028)		(178,724,736)

Change in net unrealized appreciation/depreciation on
Futures contracts	(23,102,989)		(51,731,012)
Swap agreements	(2,712,401)		(7,695,811)
Short-term U.S. government and agency obligations	2,289		3,341

Change in net unrealized appreciation/depreciation	(25,813,101)		(59,423,482)

Net realized and unrealized gain (loss)	(85,292,129)		(238,148,218)

Net income (loss)	$(86,225,345)		$(239,423,046)

Net income (loss) per weighted-average share (Note 1)	$(6.14	) $	(28.38)

Weighted-average shares outstanding (Note 1)	14,038,764		8,437,369

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$9,881,113

Addition of 54,475,000 shares	928,561,548
Redemption of 23,516,823 shares	(399,886,540)

Net addition (redemption) of 30,958,177 shares	528,675,008

Net investment income (loss)	(1,274,828)
Net realized gain (loss)	(178,724,736)
Change in net unrealized appreciation/depreciation	(59,423,482)

Net income (loss)	(239,423,046)

Shareholders’ equity, at June 30, 2012	$299,133,075

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$(239,423,046)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(213,437,984)
Net sale (purchase) of short-term U.S. government and agency obligations	(98,779,327)
Change in unrealized appreciation/depreciation on investments	7,692,470
Change in offering cost	1,956
Increase (Decrease) in management fee payable	182,328
Increase (Decrease) in payable on futures contracts	58,779,607
Increase (Decrease) in payable for offering costs	48,072

Net cash provided by (used in) operating activities	(484,935,924)

Cash flow from financing activities
Proceeds from addition of shares	883,869,112
Payment on shares redeemed	(399,886,540)

Net cash provided by (used in) financing activities	483,982,572

Net increase (decrease) in cash	(953,352)
Cash, beginning of period	2,972,032

Cash, end of period	$2,018,680

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$1,953,864	$563,350
Segregated cash balances with brokers for futures contracts	53,061,419	—
Short-term U.S. government and agency obligations (Note 3) (cost $93,553,631 and $27,358,785, respectively)	93,555,976	27,357,824
Receivable from capital shares sold	7,202,129	1,909,463
Receivable on open futures contracts	—	742,451
Offering costs (Note 5)	—	1,090

Total assets	155,773,388	30,574,178

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	5,794,505	—
Payable on open futures contracts	12,233,347	—
Management fee payable	107,469	24,275

Total liabilities	18,135,321	24,275

Shareholders’ equity
Shareholders’ equity	137,638,067	30,549,903

Total liabilities and shareholders’ equity	$155,773,388	$30,574,178

Shares outstanding	4,300,005	400,005

Net asset value per share	$32.01	$76.37

Market value per share (Note 2)	$32.32	$75.74

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(68% of shareholders’ equity)
U.S. Treasury Bills:
0.079% due 08/02/12	$28,374,000	$28,373,115
0.070% due 08/09/12	26,457,000	26,455,968
0.042% due 08/23/12	38,729,000	38,726,893

Total short-term U.S. government and agency obligations (cost $93,553,631)		$93,555,976

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2012	3,904	$76,323,200	$(13,545,083)
VIX Futures - CBOE, expires August 2012	2,855	62,667,250	(4,343,468)

			$(17,888,551)

††	Cash collateral in the amount of $53,061,419 was pledged to cover margin requirements for open futures contracts as of June 30, 2012.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Investment Income
Interest	$19,273	$6,917	$26,077	$9,937

Expenses
Management fee	325,748	57,326	473,017	36,288
Offering costs	—	49,886	1,090	98,128

Total expenses	325,748	107,212	474,107	134,416

Net investment income (loss)	(306,475)	(100,295)	(448,030)	(124,479)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(9,362,087)	(12,442,150)	(52,094,224)	(12,793,640)
Short-term U.S. government and agency obligations	1,293	1,496	1,147	1,500

Net realized gain (loss)	(9,360,794)	(12,440,654)	(52,093,077)	(12,792,140)

Change in net unrealized appreciation/depreciation on
Futures contracts	1,033,366	(1,970,450)	(16,312,581)	(4,452,660)
Short-term U.S. government and agency obligations	703	(244)	3,306	643

Change in net unrealized appreciation/depreciation	1,034,069	(1,970,694)	(16,309,275)	(4,452,017)

Net realized and unrealized gain (loss)	(8,326,725)	(14,411,348)	(68,402,352)	(17,244,157)

Net income (loss)	$(8,633,200)	$(14,511,643)	$(68,850,382)	$(17,368,636)

Net income (loss) per weighted-average share	$(2.20)	$(15.00)	$(25.66)	$(29.45)

Weighted-average shares outstanding	3,920,335	967,587	2,682,972	589,752

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$30,549,903

Addition of 9,500,000 shares	406,416,926
Redemption of 5,600,000 shares	(230,478,380)

Net addition (redemption) of 3,900,000 shares	175,938,546

Net investment income (loss)	(448,030)
Net realized gain (loss)	(52,093,077)
Change in net unrealized appreciation/depreciation	(16,309,275)

Net income (loss)	(68,850,382)

Shareholders’ equity, at June 30, 2012	$137,638,067

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash flow from operating activities
Net income (loss)	$(68,850,382)	$(17,368,636)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(53,061,419)	—
Net sale (purchase) of short-term U.S. government and agency obligations	(66,194,846)	(47,043,900)
Change in unrealized appreciation/depreciation on investments	(3,306)	(643)
Decrease (Increase) in receivable on futures contracts	742,451	—
Change in offering cost	1,090	98,128
Increase (Decrease) in management fee payable	83,194	36,288
Increase (Decrease) in payable on futures contracts	12,233,347	1,865,964
Increase (Decrease) in payable for offering costs	—	(198,998)

Net cash provided by (used in) operating activities	(175,049,871)	(62,611,797)

Cash flow from financing activities
Proceeds from addition of shares	401,124,260	116,025,984
Payment on shares redeemed	(224,683,875)	(50,918,679)

Net cash provided by (used in) financing activities	176,440,385	65,107,305

Net increase (decrease) in cash	1,390,514	2,495,508
Cash, beginning of period	563,350	400

Cash, end of period	$1,953,864	$2,495,908

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$545,205	$5,521,055
Segregated cash balances with brokers for futures contracts	5,149,600	2,252,358
Short-term U.S. government and agency obligations (Note 3) (cost $13,107,863 and $0, respectively)	13,108,287	—
Receivable on open futures contracts	3,886,101	—
Offering costs (Note 5)	19,735	21,691
Limitation by Sponsor	10,364	—

Total assets	22,719,292	7,795,104

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	9,057,050	—
Management fee payable	—	5,916
Payable for offering costs	76,836	28,764

Total liabilities	9,133,886	34,680

Shareholders’ equity
Shareholders’ equity	13,585,406	7,760,424

Total liabilities and shareholders’ equity	$22,719,292	$7,795,104

Shares outstanding	150,010	150,010

Net asset value per share	$90.56	$51.73

Market value per share (Note 2)	$89.83	$52.28

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(96% of shareholders’ equity)
U.S. Treasury Bills:
0.059% due 08/23/12	$13,109,000	$13,108,287

Total short-term U.S. government and agency obligations (cost $13,107,863)		$13,108,287

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2012	383	$7,487,650	$423,896
VIX Futures - CBOE, expires August 2012	273	5,992,350	252,206

			$676,102

††	Cash collateral in the amount of $5,149,600 was pledged to cover margin requirements for open futures contracts as of June 30, 2012.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

	Three months ended June 30, 2012	Six months ended June 30, 2012
Investment Income
Interest	$3,301	$4,195

Expenses
Management fee	17,034	35,978
Brokerage commissions	39,043	67,872
Offering costs	42,876	50,028

Total expenses	98,953	153,878

Net investment income (loss)	(95,652)	(149,683)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,781,528)	4,076,312
Short-term U.S. government and agency obligations	933	786

Net realized gain (loss)	(2,780,595)	4,077,098

Change in net unrealized appreciation/depreciation on
Futures contracts	(229,628)	585,922
Short-term U.S. government and agency obligations	173	424

Change in net unrealized appreciation/depreciation	(229,455)	586,346

Net realized and unrealized gain (loss)	(3,010,050)	4,663,444

Net income (loss)	$(3,105,702)	$4,513,761

Net income (loss) per weighted-average share	$(9.95)	$19.49

Weighted-average shares outstanding	312,098	231,603

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$7,760,424

Addition of 2,350,000 shares	192,549,780
Redemption of 2,350,000 shares	(191,238,559)

Net addition (redemption) of 0 shares	1,311,221

Net investment income (loss)	(149,683)
Net realized gain (loss)	4,077,098
Change in net unrealized appreciation/depreciation	586,346

Net income (loss)	4,513,761

Shareholders’ equity, at June 30, 2012	$13,585,406

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$4,513,761
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,897,242)
Net sale (purchase) of short-term U.S. government and agency obligations	(13,107,863)
Change in unrealized appreciation/depreciation on investments	(424)
Decrease (Increase) in receivable on open futures contracts	(3,886,101)
Decrease (Increase) in Limitation by Sponsor	(10,364)
Change in offering cost	1,956
Increase (Decrease) in management fee payable	(5,916)
Increase (Decrease) in payable for offering costs	48,072

Net cash provided by (used in) operating activities	(15,344,121)

Cash flow from financing activities
Proceeds from addition of shares	192,549,780
Payment on shares redeemed	(182,181,509)

Net cash provided by (used in) financing activities	10,368,271

Net increase (decrease) in cash	(4,975,850)
Cash, beginning of period	5,521,055

Cash, end of period	$545,205

See accompanying notes to financial statements.

PROSHARES ULTRASHORT VIX SHORT-TERM FUTURES ETF*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$400	$400
Offering costs (Note 5)	18,478	18,478

Total assets	18,878	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478	18,478

Total liabilities	18,478	18,478

Shareholders’ equity
Shareholders’ equity	$400	$400

Total liabilities and shareholders’ equity	$18,878	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX MID-TERM FUTURES ETF*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$400	$400
Offering costs (Note 5)	18,478	18,478

Total assets	18,878	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478	18,478

Total liabilities	18,478	18,478

Shareholders’ equity
Shareholders’ equity	$400	$400

Total liabilities and shareholders’ equity	$18,878	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$1,877,644	$627,557
Segregated cash balances with brokers for futures contracts	25,983,500	—
Short-term U.S. government and agency obligations (Note 3) (cost $60,524,182 and $89,398,343, respectively)	60,526,781	89,392,389
Receivable on open futures contracts	—	798,319
Offering costs (Note 5)	—	682
Limitation by Sponsor	—	2,481

Total assets	88,387,925	90,821,428

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	3,015,230	—
Management fee payable	66,834	—

Total liabilities	3,082,064	—

Shareholders’ equity
Shareholders’ equity	85,305,861	90,821,428

Total liabilities and shareholders’ equity	$88,387,925	$90,821,428

Shares outstanding	1,550,005	1,225,005

Net asset value per share	$55.04	$74.14

Market value per share (Note 2)	$55.08	$74.13

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(71% of shareholders’ equity)
U.S. Treasury Bills:
0.081% due 08/02/12	$39,311,000	$39,309,774
0.076% due 08/09/12	10,503,000	10,502,590
0.072% due 08/23/12	10,715,000	10,714,417

Total short-term U.S. government and agency obligations (cost $60,524,182)		$60,526,781

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires October 2012	639	$15,719,400	$(1,521,950)
VIX Futures - CBOE, expires November 2012	1,103	28,071,350	(871,800)
VIX Futures - CBOE, expires December 2012	1,103	28,678,000	(3,189,910)
VIX Futures - CBOE, expires January 2013	465	12,857,250	(553,900)

			$(6,137,560)

††	Cash collateral in the amount of $25,983,500 was pledged to cover margin requirements for open futures contracts as of June 30, 2012.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Investment Income
Interest	$12,164	$1,738	$18,250	$3,015

Expenses
Management fee	221,167	—	431,431	—
Offering costs	—	31,179	682	61,330
Limitation by Sponsor	—	(8,987)	—	(26,552)

Total expenses	221,167	22,192	432,113	34,778

Net investment income (loss)	(209,003)	(20,454)	(413,863)	(31,763)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(3,325,870)	(1,172,550)	(25,743,470)	(1,860,800)
Short-term U.S. government and agency obligations	480	139	(2,010)	198

Net realized gain (loss)	(3,325,390)	(1,172,411)	(25,745,480)	(1,860,602)

Change in net unrealized appreciation/depreciation on
Futures contracts	5,016,790	(331,020)	(24,810)	(414,150)
Short-term U.S. government and agency obligations	2,452	(272)	8,553	77

Change in net unrealized appreciation/depreciation	5,019,242	(331,292)	(16,257)	(414,073)

Net realized and unrealized gain (loss)	1,693,852	(1,503,703)	(25,761,737)	(2,274,675)

Net income (loss)	$1,484,849	$(1,524,157)	$(26,175,600)	$(2,306,438)

Net income (loss) per weighted-average share	$0.84	$(9.43)	$(15.97)	$(18.43)

Weighted-average shares outstanding	1,766,214	161,543	1,638,604	125,145

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$90,821,428

Addition of 925,000 shares	59,610,752
Redemption of 600,000 shares	(38,950,719)

Net addition (redemption) of 325,000 shares	20,660,033

Net investment income (loss)	(413,863)
Net realized gain (loss)	(25,745,480)
Change in net unrealized appreciation/depreciation	(16,257)

Net income (loss)	(26,175,600)

Shareholders’ equity, at June 30, 2012	$85,305,861

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash flow from operating activities
Net income (loss)	$(26,175,600)	$(2,306,438)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(25,983,500)	—
Net sale (purchase) of short-term U.S. government and agency obligations	28,874,161	(13,411,564)
Change in unrealized appreciation/depreciation on investments	(8,553)	(77)
Decrease (Increase) in receivable on futures contracts	798,319	—
Decrease (Increase) in Limitation by Sponsor	2,481	(26,552)
Change in offering cost	682	61,330
Increase (Decrease) in management fee payable	66,834	—
Increase (Decrease) in payable on futures contracts	3,015,230	312,783
Increase (Decrease) in payable for offering costs	—	(124,374)

Net cash provided by (used in) operating activities	(19,409,946)	(15,494,892)

Cash flow from financing activities
Proceeds from addition of shares	59,610,752	32,434,524
Payment on shares redeemed	(38,950,719)	(16,232,755)

Net cash provided by (used in) financing activities	20,660,033	16,201,769

Net increase (decrease) in cash	1,250,087	706,877
Cash, beginning of period	627,557	400

Cash, end of period	$1,877,644	$707,277

See accompanying notes to financial statements.

PROSHARES SHORT VIX MID-TERM FUTURES ETF*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$400	$400
Offering costs (Note 5)	18,478	18,478

Total assets	18,878	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478	18,478

Total liabilities	18,478	18,478

Shareholders’ equity
Shareholders’ equity	$400	$400

Total liabilities and shareholders’ equity	$18,878	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT VIX MID-TERM FUTURES ETF*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$400	$400
Offering costs (Note 5)	18,478	18,478

Total assets	18,878	18,878

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	18,478	18,478

Total liabilities	18,478	18,478

Shareholders’ equity
Shareholders’ equity	$400	$400

Total liabilities and shareholders’ equity	$18,878	$18,878

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	90,800	90,800

Total assets	91,000	91,000

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	90,800	90,800

Total liabilities	90,800	90,800

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$91,000	$91,000

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES COMMODITY MANAGED FUTURES STRATEGY*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	62,100	62,100

Total assets	62,300	62,300

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	62,100	62,100

Total liabilities	62,100	62,100

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$62,300	$62,300

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES FINANCIAL MANAGED FUTURES STRATEGY*

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	62,100	62,100

Total assets	62,300	62,300

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	62,100	62,100

Total liabilities	62,100	62,100

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$62,300	$62,300

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$17,547,397	$19,145,045
Segregated cash balances with brokers for futures contracts	350,551,686	34,136,628
Short-term U.S. government and agency obligations (Note 3) (cost $3,348,550,066 and $3,314,826,965, respectively)	3,348,636,724	3,314,757,692
Unrealized appreciation on swap agreements	5,045,154	3,215,991
Unrealized appreciation on forward agreements	26,770,333	76,417,081
Unrealized appreciation on foreign currency forward contracts	4,195,659	67,533,681
Receivable from capital shares sold	103,267,915	62,130,059
Receivable on open futures contracts	41,050,703	2,247,035
Offering costs (Note 5)	1,471,876	1,481,880
Limitation by Sponsor	23,942	2,481

Total assets	3,898,561,389	3,581,067,573

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	28,221,043	20,503,124
Payable on open futures contracts	83,278,938	1,852,966
Management fee payable	2,612,758	2,597,445
Payable for offering costs	1,690,882	1,507,202
Unrealized depreciation on swap agreements	8,015,985	10,714,573
Unrealized depreciation on forward agreements	131,972,443	260,163,053
Unrealized depreciation on foreign currency forward contracts	22,691,689	4,882,358

Total liabilities	278,483,738	302,220,721

Shareholders’ equity
Shareholders’ equity	3,620,077,651	3,278,846,852

Total liabilities and shareholders’ equity	$3,898,561,389	$3,581,067,573

Shares outstanding	138,938,401	103,835,670

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Investment Income
Interest	$568,104	$509,254	$782,733	$1,227,378

Expenses
Management fee	8,106,940	7,805,134	16,210,317	13,299,907
Brokerage commissions	574,052	48,369	831,025	98,253
Offering costs	164,372	81,065	193,686	159,458
Limitation by Sponsor	(196)	(8,987)	(148)	(26,552)

Total expenses	8,845,168	7,925,581	17,234,880	13,531,066

Net investment income (loss)	(8,277,064)	(7,416,327)	(16,452,147)	(12,303,688)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(116,561,280)	11,806,302	(294,910,229)	31,019,677
Swap agreements	(36,283,230)	(1,544,607)	(24,730,044)	51,475,669
Forward agreements	(197,470,125)	(156,751,649)	(256,453,070)	33,167,638
Foreign currency forward contracts	71,328,119	(42,595,545)	130,318,926	(121,328,723)
Short-term U.S. government and agency obligations	22,680	65,478	17,329	75,375

Net realized gain (loss)	(278,963,836)	(189,020,021)	(445,757,088)	(5,590,364)

Change in net unrealized appreciation/depreciation on
Futures contracts	9,485,226	(34,125,970)	(45,157,994)	(17,093,140)
Swap agreements	6,432,276	1,792,727	4,527,751	(5,470,895)
Forward agreements	(63,416,130)	(85,589,791)	78,543,862	(66,213,411)
Foreign currency forward contracts	(575,530)	(13,339,306)	(81,147,353)	23,831,084
Short-term U.S. government and agency obligations	15,659	(45,475)	155,931	(4,624)

Change in net unrealized appreciation/depreciation	(48,058,499)	(131,307,815)	(43,077,803)	(64,950,986)

Net realized and unrealized gain (loss)	(327,022,335)	(320,327,836)	(488,834,891)	(70,541,350)

Net income (loss)	$(335,299,399)	$(327,744,163)	$(505,287,038)	$(82,845,038)

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$3,278,846,852

Addition of 111,990,000 shares	3,207,894,384
Redemption of 76,887,269 shares	(2,361,376,547)

Net addition (redemption) of 35,102,731 shares	846,517,837

Net investment income (loss)	(16,452,147)
Net realized gain (loss)	(445,757,088)
Change in net unrealized appreciation/depreciation	(43,077,803)

Net income (loss)	(505,287,038)

Shareholders’ equity, at June 30, 2012	$3,620,077,651

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash flow from operating activities
Net income (loss)	$(505,287,038)	$(82,845,038)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(316,415,058)	(30,588,246)
Net sale (purchase) of short-term U.S. government and agency obligations	(33,723,101)	(1,514,680,440)
Change in unrealized appreciation/depreciation on investments	(2,080,191)	47,857,846
Decrease (Increase) in receivable on futures contracts	(38,803,668)	1,509,133
Decrease (Increase) in Limitation by Sponsor	(21,461)	(26,552)
Change in offering cost	(30,996)	159,458
Increase (Decrease) in management fee payable	15,313	1,064,736
Increase (Decrease) in payable on futures contracts	81,425,972	716,380
Increase (Decrease) in payable for offering costs	224,680	(323,372)

Net cash provided by (used in) operating activities	(814,695,548)	(1,577,156,095)

Cash flow from financing activities
Proceeds from addition of shares	3,166,756,528	3,618,464,747
Payment on shares redeemed	(2,353,658,628)	(2,038,370,920)

Net cash provided by (used in) financing activities	813,097,900	1,580,093,827

Net increase (decrease) in cash	(1,597,648)	2,937,732
Cash, beginning of period	19,145,045	13,024,692

Cash, end of period	$17,547,397	$15,962,424

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

NOTE 1 – ORGANIZATION

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2012, the following nineteen series of the Trust: (i) ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”), issue common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”).

The Trust has also registered shares for thirty-four additional series: (i) ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (each, a “Short Fund” and collectively, the “Short Funds”); (ii) ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (each, a “New Geared VIX Fund” and collectively, the “New Geared VIX Funds”); (iii) ProShares Managed Futures Strategy, ProShares Commodity Managed Futures Strategy and ProShares Financial Managed Futures Strategy (each, a “Managed Futures Fund” and collectively, the “Managed Futures Funds”); (iv) ProShares UltraPro Australian Dollar, ProShares Ultra Australian Dollar, ProShares Short Australian Dollar, ProShares UltraShort Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares Short Yen and ProShares UltraPro Short Yen (each, a “New Currency Fund” and collectively, the “New Currency Funds”); and (v) ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar and ProShares UltraPro Short U.S. Dollar (each, a “Currency Index Fund” and collectively, the “Currency Index Funds”). The Short Funds, the New Geared VIX Funds, the Managed Futures Funds, the New Currency Funds and the Currency Index Funds are collectively referred to as the “New Funds” in these Notes to Financial Statements. The Geared VIX Funds, the New Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements. The Leveraged Funds, the Short Euro Fund, the Geared VIX Funds, the Short Funds, the New Geared VIX Funds, the New Currency Funds and the Currency Index Funds are collectively referred to as the “Geared Funds” in these Notes to Financial Statements.

As of June 30, 2012, each of the New Funds had seed capital, but none of the New Funds had commenced investment operations; therefore, these Financial Statements do not include Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity or Statements of Cash Flows for the New Funds.

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

Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, and ProShares UltraShort Silver, commenced trading on the NYSE Arca on December 3, 2008. Two of the Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas, commenced trading on the NYSE Arca on October 4, 2011. One of the Funds, ProShares Short Euro, commenced trading on the NYSE Arca on June 26, 2012. As of June 30, 2012, the New Funds had not yet commenced trading.

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

Each “UltraPro” Fund will seek daily investment results (before fees and expenses) that correspond to three times (3x) the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks or will seek daily investment results (before fees and expenses) that correspond to twice (2x) the daily performance of its corresponding benchmark. Each “Short” Fund seeks or will seek daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks or will seek daily investment results (before fees and expenses) that correspond to twice the inverse (-2x) of the daily performance of its corresponding benchmark. Each “UltraPro Short” Fund will seek daily investment results (before fees and expenses) that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Daily performance is measured from the calculation of one NAV to the next. Each of the Geared Funds generally invests or will invest in Financial Instruments (i.e., commodity-based, currency-based or equity market volatility-based instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts) as a substitute for investing directly in commodities, currencies, or equity market volatility products in order to gain exposure to the commodity index, currency benchmark, commodity, currency or to an equity market volatility index. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results for the Funds. Each Matching VIX Fund seeks daily investment results (before fees and expenses) that match the performance of a benchmark. Each Geared VIX Fund and each New Geared VIX Fund seeks or will seek daily investment results (before fees and expenses) that correspond to a multiple, the inverse or inverse multiple of the daily performance of a benchmark. Each VIX Fund intends to obtain exposure to its benchmark by investing primarily in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”). The Managed Futures Funds will seek to provide investment results (before fees and expenses) that correspond to the performance of the S&P Dynamic Futures Index (the “DFI” or the “Index”), the S&P Dynamic Commodities Futures Index (the “DCFI”) or the S&P Dynamic Financial Futures Index (the “DFFI”) (each a “Sub-Index” and collectively, the “Sub-Indexes”). Each Managed Futures Fund intends to obtain exposure to the Index or to a Sub-Index, as applicable, by investing primarily in unleveraged positions in U.S. exchange-traded futures contracts on sixteen different tangible commodities (the “Commodities Futures Contracts”) or futures contracts on eight different financials, such as major currencies and U.S. Treasury securities (the “Financials Futures Contracts” and together with the Commodities Futures Contracts, the “Index Components”).

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

Renaming of Index

Effective as of January 2, 2012, the official name for the Dow Jones-UBS Crude Oil Sub-IndexSM (Ticker: DJUBSCL) changed to the Dow Jones-UBS WTI Crude Oil Sub-IndexSM. The ticker did not change as a result of the name change.

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

Prior to the opening of trading on the NYSE Arca on May 11, 2012, ProShares UltraShort DJ-UBS Natural Gas executed a 3-for-1 split of shares and ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort Silver executed a 1-for-5 reverse split of shares. The funds traded at their post-split prices on May 11, 2012. The ticker symbols for the funds did not change, and they continue to trade on the NYSE Arca.

The reverse splits were applied retroactively for all periods presented, reducing the number of shares outstanding for each of ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort Silver, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF and ProShares Ultra DJ-UBS Natural Gas, and resulted in a proportionate increase in the price per share and per share information of each such Fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

The splits were applied retroactively for all periods presented, increasing the number of shares outstanding for ProShares Ultra Silver and ProShares UltraShort DJ-UBS Natural Gas, and resulted in a proportionate decrease in the price per share and per share information of each such Fund. Therefore, the splits did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated June 30, 2012, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ final net asset value for creation and redemption of fund shares for the three months ended June 30, 2012 were as follows. All times are Eastern Standard Time:

	NAV Calculation Time	NAV Calculation Date
Ultra Silver, UltraShort Silver	7:00 A.M.	June 30
Ultra Gold, UltraShort Gold	10:00 A.M.	June 30
Ultra DJ-UBS Commodity, UltraShort DJ-UBS Commodity	2:30 P.M.	June 30
Ultra DJ-UBS Crude Oil, UltraShort DJ-UBS Crude Oil	2:30 P.M.	June 30
Ultra DJ-UBS Natural Gas, UltraShort DJ-UBS Natural Gas	2:30 P.M.	June 30
Ultra Euro, Short Euro, UltraShort Euro	4:00 P.M.	June 30
Ultra Yen, UltraShort Yen	4:00 P.M.	June 30
Ultra VIX Short-Term Futures ETF, VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF, VIX Mid-Term Futures ETF	4:15 P.M.	June 30

Although the Leveraged Funds’, the Short Euro Fund, the Geared VIX Funds’ and the Matching VIX Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended June 30, 2012.

Market value per share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per share is calculated.

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund, the Geared VIX Funds and the Matching VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of some Leveraged Funds’, Short Euro Fund’s, Geared VIX Funds’ and Matching VIX Funds’ final creation/redemption NAV for the three months ended June 30, 2012.

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

Fair value pricing may require subjective determinations about the value of an investment. While the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ policies are intended to result in a calculation of a Leveraged Funds’, the Short Euro Fund’s, a Geared VIX Funds’ or a Matching VIX Funds’ NAV that fairly reflects investment values as of the time of pricing, a Leveraged Fund, the Short Euro Fund, a Geared VIX Fund or a Matching VIX Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that a Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by a Leveraged Fund, the Short Euro Fund, a Geared VIX Fund or a Matching VIX Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

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

The following table summarizes the valuation of investments at June 30, 2012 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Ultra DJ-UBS Commodity	$7,330,933	$—	$—	$—	$686,319	$8,017,252
UltraShort DJ-UBS Commodity	3,679,918	—	—	—	(320,174)	3,359,744
Ultra DJ-UBS Crude Oil	419,999,960	10,136,020	—	—	3,963,194	434,099,174
UltraShort DJ-UBS Crude Oil	68,239,914	(3,094,550)	—	—	395,641	65,541,005
Ultra DJ-UBS Natural Gas	46,186,067	18,591,260	—	—	—	64,777,327
UltraShort DJ-UBS Natural Gas	11,485,375	(3,820,520)	—	—	—	7,664,855
Ultra Gold	347,537,601	3,760	(16,643,471)	—	—	330,897,890
UltraShort Gold	124,459,036	(3,720)	4,763,505	—	—	129,218,821
Ultra Silver	776,032,618	(12,130)	(115,328,972)	—	—	660,691,516
UltraShort Silver	138,950,265	12,030	22,006,828	—	—	160,969,123
Ultra Euro	5,274,789	—	—	121,941	—	5,396,730
Short Euro	—	(50,313)	—	—	—	(50,313)
UltraShort Euro	901,975,255	—	—	(22,591,311)	—	879,383,944
Ultra Yen	4,930,799	—	—	(100,378)	—	4,830,421
UltraShort Yen	226,580,482	—	—	4,073,718	—	230,654,200
Ultra VIX Short-Term Futures ETF	98,782,668	(52,493,802)	—	—	(7,695,811)	38,593,055
VIX Short-Term Futures ETF	93,555,976	(17,888,551)	—	—	—	75,667,425
Short VIX Short-Term Futures ETF	13,108,287	676,102	—	—	—	13,784,389
VIX Mid-Term Futures ETF	60,526,781	(6,137,560)	—	—	—	54,389,221

Total Trust	$3,348,636,724	$(54,081,974)	$(105,202,110)	$(18,496,030)	$(2,970,831)	$3,167,885,779

At June 30, 2012, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

At June 30, 2012, there were no transfers in or out of Level I and Level II fair value measurements.

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

Brokerage Commissions and Fees

Each Fund pays or will pay its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis. For the six months ended June 30, 2012, the Sponsor paid and is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds.

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

Upon entering into a futures contract, each Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is effected. The initial margin is segregated as cash balances with brokers for futures contracts, as disclosed in the Statements of Financial Condition, and is restricted as to its use. The Funds that enter into futures contracts maintain collateral at the broker in the form of cash. Pursuant to the futures contract, each Fund generally agrees to receive from or pay to the broker(s) an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by each Fund as unrealized gains or losses. Each Fund will realize a gain or loss upon closing of a futures transaction.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlation between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will enter into swap agreements only with large, well-capitalized and well established financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at June 30, 2012 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2012, the collateral posted by counterparties consisted of U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties, as those amounts are not similarly collateralized by the counterparty. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2012, the collateral posted by counterparties consisted of U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of June 30, 2012

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$686,319		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$320,174
		ProShares Ultra DJ-UBS Crude Oil	14,099,214	*		ProShares UltraShort DJ-UBS Crude Oil	3,094,550	*
		ProShares UltraShort DJ-UBS Crude Oil	395,641			ProShares UltraShort DJ-UBS Natural Gas	3,820,520	*
		ProShares Ultra DJ-UBS Natural Gas	18,591,260	*		ProShares Ultra Gold	16,643,471
		ProShares Ultra Gold	3,760	*		ProShares UltraShort Gold	3,720	*
		ProShares UltraShort Gold	4,763,505			ProShares Ultra Silver	115,341,102	*
		ProShares UltraShort Silver	22,018,858	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	125,291		Unrealized depreciation on foreign currency forward contracts and payable on futures contracts	ProShares Ultra Euro	3,350
		ProShares UltraShort Euro	1,496,470			ProShares Short Euro	50,313	*
		ProShares Ultra Yen	1,095			ProShares UltraShort Euro	24,087,781
		ProShares UltraShort Yen	4,448,419			ProShares Ultra Yen	101,473
						ProShares UltraShort Yen	374,701

VIX Futures Contracts	Receivables on open futures contracts	ProShares Short VIX Short-Term Futures ETF	676,102	*	Payable on open futures contracts and swap agreements	ProShares Ultra VIX Short-Term Futures ETF	60,189,613	*
						ProShares VIX Short-Term Futures ETF	17,888,551	*
						ProShares VIX Mid-Term Futures ETF	6,137,560	*

		Total Trust	$67,305,934	*		Total Trust	$248,056,879	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2011

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$570,751		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$707,177
		ProShares UltraShort DJ-UBS Crude Oil	3,145,557	*		ProShares Ultra DJ-UBS Crude Oil	11,372,726	*
		ProShares UltraShort DJ-UBS Natural Gas	1,381,010	*		ProShares UltraShort DJ-UBS Crude Oil	253,277
		ProShares UltraShort Gold	33,443,158	*		ProShares Ultra DJ-UBS Natural Gas	825,510	*
		ProShares UltraShort Silver	45,078,871	*		ProShares Ultra Gold	80,877,940	*
						ProShares Ultra Silver	179,387,623	*
						ProShares UltraShort Silver	2,002,298

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	6,850		Unrealized depreciation on foreign currency forward contracts	ProShares Ultra Euro	525,062
		ProShares UltraShort Euro	69,475,850			ProShares UltraShort Euro	2,044,896
		ProShares Ultra Yen	103,610			ProShares Ultra Yen	883
		ProShares UltraShort Yen	234,106			ProShares UltraShort Yen	4,598,252

VIX Futures Contracts	Receivables on open futures contracts	ProShares Ultra VIX Short-Term Futures ETF	141,600	*	Payable on open futures contracts	ProShares Ultra VIX Short-Term Futures ETF	904,390	*
		ProShares VIX Short-Term Futures ETF	295,500	*		ProShares VIX Short-Term Futures ETF	1,871,470	*
		ProShares Short VIX Short-Term Futures ETF	181,280	*		ProShares Short VIX Short-Term Futures ETF	91,100	*
		ProShares VIX Mid-Term Futures ETF	93,000	*		ProShares VIX Mid-Term Futures ETF	6,205,750	*

		Total Trust	$154,151,143	*		Total Trust	$291,668,354	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2012

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$(1,858,138)	$972,171
		ProShares UltraShort DJ-UBS Commodity	1,440,617	(529,837)
		ProShares Ultra DJ-UBS Crude Oil	(112,159,856)	16,382,312
		ProShares UltraShort DJ-UBS Crude Oil	54,331,980	(4,689,499)
		ProShares Ultra DJ-UBS Natural Gas	(21,504,204)	34,960,080
		ProShares UltraShort DJ-UBS Natural Gas	1,866,063	(11,132,490)
		ProShares Ultra Gold	(20,402,544)	(12,223,665)
		ProShares UltraShort Gold	3,258,237	4,384,700
		ProShares Ultra Silver	(219,393,573)	(68,862,262)
		ProShares UltraShort Silver	39,062,875	13,285,037

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward and futures contracts/changes in unrealized appreciation/ depreciation on foreign currency forward and futures contracts	ProShares Ultra Euro	(617,222)	(171,629)
		ProShares Short Euro	(2,000)	(50,313)
		ProShares UltraShort Euro	82,141,512	8,466,287
		ProShares Ultra Yen	204,025	125,587
		ProShares UltraShort Yen	(10,400,196)	(8,995,775)

VIX Futures Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and swap agreements	ProShares Ultra VIX Short-Term Futures ETF	(59,484,607)	(25,815,390)
		ProShares VIX Short-Term Futures ETF	(9,362,087)	1,033,366
		ProShares Short VIX Short-Term Futures ETF	(2,781,528)	(229,628)
		ProShares VIX Mid-Term Futures ETF	(3,325,870)	5,016,790

		Total Trust	$(278,986,516)	$(48,074,158)

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2011

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$(1,213,954)	$(2,137,478)
		ProShares UltraShort DJ-UBS Commodity	(5,131,689)	2,333,550
		ProShares Ultra DJ-UBS Crude Oil	(7,846,532)	(34,173,327)
		ProShares UltraShort DJ-UBS Crude Oil	31,529,105	12,901,862
		ProShares Ultra Gold	42,611,361	(22,454,529)
		ProShares UltraShort Gold	(15,435,937)	7,092,648
		ProShares Ultra Silver	(206,332,040)	(104,941,071)
		ProShares UltraShort Silver	28,944,432	25,756,781

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares Ultra Euro	688,719	(272,940)
		ProShares UltraShort Euro	(39,284,937)	6,451,205
		ProShares Ultra Yen	70,451	137,043
		ProShares UltraShort Yen	(4,069,778)	(19,654,614)

VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(12,442,150)	(1,970,450)
		ProShares VIX Mid-Term Futures ETF	(1,172,550)	(331,020)

		Total Trust	$(189,085,499)	$(131,262,340)

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2012

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$(2,180,586)	$1,393,496
		ProShares UltraShort DJ-UBS Commodity	1,514,927	(890,925)
		ProShares Ultra DJ-UBS Crude Oil	(96,615,721)	25,471,940
		ProShares UltraShort DJ-UBS Crude Oil	50,500,369	(5,591,189)
		ProShares Ultra DJ-UBS Natural Gas	(26,662,775)	19,416,770
		ProShares UltraShort DJ-UBS Natural Gas	6,303,174	(5,201,530)
		ProShares Ultra Gold	(50,261,340)	64,238,229
		ProShares UltraShort Gold	1,712,252	(28,683,373)
		ProShares Ultra Silver	(211,287,123)	64,046,521
		ProShares UltraShort Silver	3,378,461	(21,057,715)

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward and futures contracts/changes in unrealized appreciation/ depreciation on foreign currency forward and futures contracts	ProShares Ultra Euro	(866,798)	640,153
		ProShares Short Euro	(2,000)	(50,313)
		ProShares UltraShort Euro	120,954,100	(90,022,265
		ProShares Ultra Yen	(221,184)	(203,105)
		ProShares UltraShort Yen	10,452,808	8,437,864

VIX Futures Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and swap agreements	ProShares Ultra VIX Short-Term Futures ETF	(178,731,599)	(59,426,823)
		ProShares VIX Short-Term Futures ETF	(52,094,224)	(16,312,581)
		ProShares Short VIX Short-Term Futures ETF	4,076,312	585,922
		ProShares VIX Mid-Term Futures ETF	(25,743,470)	(24,810)

		Total Trust	$(445,774,417)	$(43,233,734)

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2011

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$1,990,167	$(3,569,132)
		ProShares UltraShort DJ-UBS Commodity	(5,516,002)	2,416,684
		ProShares Ultra DJ-UBS Crude Oil	74,337,895	(29,303,067)
		ProShares UltraShort DJ-UBS Crude Oil	17,593,876	15,683,320
		ProShares Ultra Gold	50,632,772	(23,927,606)
		ProShares UltraShort Gold	(23,389,324)	7,773,741
		ProShares Ultra Silver	67,012,421	(79,985,526)
		ProShares UltraShort Silver	(52,344,381)	27,000,950

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares Ultra Euro	1,607,088	(239,167)
		ProShares UltraShort Euro	(101,433,972)	10,624,915
		ProShares Ultra Yen	226,180	(265,366)
		ProShares UltraShort Yen	(21,728,019)	13,710,702

VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(12,793,640)	(4,452,660)
		ProShares VIX Mid-Term Futures ETF	(1,860,800)	(414,150)

		Total Trust	$(5,665,739)	$(64,946,362)

NOTE 4 – AGREEMENTS

Management Fee

Each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Managed Futures Fund pays or will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. In the first year of the Leveraged Funds’, the Short Euro Fund’s and the VIX Funds’ operations, the Sponsor did not charge its fee in an amount equal to the organization and offering costs. The Sponsor reimbursed or will reimburse each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Managed Futures Fund, if applicable, to the extent that its offering costs exceeded or exceed 0.95% of its average daily NAV of each Fund for the first year of operations. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV. The Sponsor will not charge its fee in the first year of operation of each Fund in an amount equal to the offering costs. The Sponsor has agreed to reimburse each Fund to the extent that its offering costs exceed the Management Fee for the first year of operations. The Management Fee is or will be paid in consideration of the Sponsor’s services as commodity pool operator and commodity trading advisor, and for managing the business and affairs of the Funds. From the Management Fee, the Sponsor pays or will pay the fees and expenses of the Administrator, Custodian, Distributor, Transfer Agent and the licensors for the Commodity Index Funds (Dow Jones & Company, Inc. and UBS Securities LLC, together, “DJ-UBS”), the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees. For the six months ended June 30, 2012, the Sponsor paid and is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds. Each Fund incurs and pays, and each New Fund will incur and pay, its non-recurring and unusual fees and expenses.

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

NOTE 5 – ORGANIZATION AND OFFERING COSTS

Organization costs are expensed as incurred and offering costs will be amortized by the Funds over a twelve month period on a straight-line basis. The Sponsor did not charge its Management Fee in the first year of operations of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund or each Matching VIX Fund in an amount equal to the organization and offering costs. The Sponsor reimbursed or will reimburse each Fund to the extent that its organization and offering costs exceeded 0.95% of each Leveraged Fund’s, the Short Euro Fund’s, each Geared VIX Fund’s or each Managed Futures Fund’s and 0.85% of each Matching VIX Fund’s average daily NAV for the first year of operations.

Offering costs for each Fund’s first year of operations will be amortized over a twelve month period on a straight-line basis. The Sponsor will not charge its Management Fee in the first year of operations of each Fund in an amount equal to the offering costs. The Sponsor has agreed to reimburse each New Fund to the extent that its offering costs exceed 0.95%, of its average daily NAV for the first year of operations. At June 30, 2012, amounts payable for offering costs are reflected in the Statement of Financial Condition for each New Fund.

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

Transaction Fees on Creation and Redemption Transactions

The manner by which Creation Units are purchased or redeemed is dictated by the terms of the Authorized Participant Agreement and Authorized Participant Handbook. By placing a purchase order, an Authorized Participant agrees to: (1) deposit cash with the Custodian; and (2) if permitted by the Sponsor in its sole discretion, enter into or arrange for an exchange of futures contract for related position or block trade whereby the Authorized Participant would also transfer to such Fund a number and type of exchange-traded futures contracts at or near the closing settlement price for such contracts on the purchase order date.

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

Transaction fees for the three and six months ended June 30, 2012, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Ultra DJ-UBS Commodity	$—	$—
UltraShort DJ-UBS Commodity	1,344	1,344
Ultra DJ-UBS Crude Oil	93,945	145,597
UltraShort DJ-UBS Crude Oil	52,200	83,195
Ultra DJ-UBS Natural Gas	1,755	7,295
UltraShort DJ-UBS Natural Gas	2,351	4,714
Ultra Gold	3,804	19,216
UltraShort Gold	5,615	9,199
Ultra Silver	41,918	90,242
UltraShort Silver	39,274	106,928
Ultra Euro	—	—
Short Euro	—	—
UltraShort Euro	—	—
Ultra Yen	—	—
UltraShort Yen	—	—
Ultra VIX Short-Term Futures	223,143	320,965
VIX Short-Term Futures	—	—
Short VIX Short-Term Futures	22,823	45,148
VIX Mid-Term Futures	—	—

Total Trust	$48,172	$833,843

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended June 30, 2012:

Ultra ProShares

For the Three Months Ended June 30, 2012 (unaudited)

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil	Ultra DJ- UBS Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at March 31, 2012	$26.1013	$42.8123	$37.6935	$87.7900	$54.8939	$25.2458	$31.3676

Net investment income (loss)	(0.0514)	(0.0745)	(0.1200)	(0.1789)	(0.0978)	(0.0515)	(0.0731)
Net realized and unrealized gain (loss)	(2.5316)	(15.0248)	8.1186	(7.8493)	(17.7648)	(2.5589)	2.1975
Change in net asset value from operations	(2.5830)	(15.0993)	7.9986	(8.0282)	(17.8626)	(2.6104)	2.1244
Net asset value, at June 30, 2012	$23.5183	$27.7130	$45.6921	$79.7618	$37.0313	$22.6354	$33.4920

Market value per share, at March 31, 2012†	$25.90	$42.91	$37.40	$88.40	$54.46	$25.21	$31.36
Market value per share, at June 30, 2012†	$23.66	$27.54	$45.75	$79.74	$38.13	$22.62	$33.39

Total Return, at net asset value^	(9.9)%	(35.3)%	21.2%	(9.1)%	(32.5)%	(10.3)%	6.8%
Total Return, at market value^	(8.6)%	(35.8)%	22.3%	(9.8)%	(30.0)%	(10.3)%	6.5%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.98)%	(1.31)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.88)%	(0.92)%	(1.25)%	(0.88)%	(0.88)%	(0.88)%	(0.88)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2012.
**	Percentages are annualized.

UltraShort ProShares

For the Three Months Ended June 30, 2012 (unaudited)

Per Share Operating Performance	UltraShort DJ-UBS Commodity	UltraShort DJ-UBS Crude Oil	UltraShort DJ-UBS Natural Gas*	UltraShort Gold	UltraShort Silver*	UltraShort Euro	UltraShort Yen
Net asset value, at March 31, 2012	$55.0086	$35.2448	$48.9419	$16.9352	$52.4356	$18.9713	$47.0450

Net investment income (loss)	(0.1322)	(0.0906)	(0.1717)	(0.0387)	(0.1330)	(0.0447)	(0.0958)
Net realized and unrealized gain (loss)	4.1855	14.0762	(18.4529)	0.8509	17.6224	1.9805	(3.4144)
Change in net asset value from operations	4.0533	13.9856	(18.6246)	0.8122	17.4894	1.9358	(3.5102)
Net asset value, at June 30, 2012	$59.0619	$49.2304	$30.3173	$17.7474	$69.9250	$20.9071	$43.5348

Market value per share, at March 31, 2012†	$54.71	$35.16	$49.35	$16.81	$52.75	$18.97	$47.05
Market value per share, at June 30, 2012†	$58.64	$49.42	$30.13	$17.73	$67.82	$20.90	$43.51

Total Return, at net asset value^	7.4%	39.7%	(38.1)%	4.8%	33.4%	10.2%	(7.5)%
Total Return, at market value^	7.2%	40.6%	(38.9)%	5.5%	28.6%	10.2%	(7.5)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.98)%	(1.63)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.92)%	(1.57)%	(0.88)%	(0.88)%	(0.88)%	(0.88)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2012.
**	Percentages are annualized.

Short and VIX ProShares

For the Three Months Ended June 30, 2012 (unaudited)

Per Share Operating Performance	Short Euro+	Ultra VIX Short-Term Futures ETF*	VIX Short- Term Futures ETF	Short VIX Short-Term Futures ETF	VIX Mid- Term Futures ETF
Net asset value, at March 31, 2012	$40.0000	$14.2976	$35.4963	$98.9716	$55.9502

Net investment income (loss)	(0.0060)	(0.0665)	(0.0782)	(0.3065)	(0.1183)
Net realized and unrealized gain (loss)#	(0.5219)	(4.6100)	(3.4093)	(8.1018)	(0.7960)
Change in net asset value from operations	(0.5279)	(4.6765)	(3.4875)	(8.4083)	(0.9143)
Net asset value, at June 30, 2012	$39.4721	$9.6211	$32.0088	$90.5633	$55.0359

Market value per share, at March 31, 2012†	$40.00	$14.56	$35.77	$98.13	$56.74
Market value per share, at June 30, 2012†	$39.49	$9.84	$32.32	$89.83	$55.08

Total Return, at net asset value^	(1.3)%	(32.7)%	(9.8)%	(8.5)%	(1.6)%
Total Return, at market value^	(1.3)%	(32.4)%	(9.6)%	(8.5)%	(2.9)%

Ratios to Average Net Assets**

Expense ratio	(1.09)%	(1.74)%	(0.85)%	(1.57)%	(0.85)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.85)%	(0.95)%	(0.85)%
Net investment income (loss)	(1.09)%	(1.71)%	(0.80)%	(1.52)%	(0.80)%

+	From commencement of operations, June 26, 2012, through June 30, 2012.
*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2012.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended June 30, 2011:

Ultra ProShares

For the Three Months Ended June 30, 2011 (unaudited)

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra Gold	Ultra Silver*	Ultra Euro	Ultra Yen
Net asset value, at March 31, 2011	$39.4570	$57.1100	$71.6461	$113.6637	$28.8831	$31.7638

Net investment income (loss)	(0.0821)	(0.1146)	(0.1718)	(0.2428)	(0.0657)	(0.0734)
Net realized and unrealized gain (loss)	(5.9853)	(14.3521)	5.9954	(29.4279)	1.3854	2.0744
Change in net asset value from operations	(6.0674)	(14.4667)	5.8236	(29.6707)	1.3197	2.0010
Net asset value, at June 30, 2011	$33.3896	$42.6433	$77.4697	$83.9930	$30.2028	$33.7648

Market value per share, at March 31, 2011†	$39.67	$56.99	$71.13	$112.55	$28.90	$31.77
Market value per share, at June 30, 2011†	$33.38	$42.18	$76.78	$82.47	$30.16	$33.78

Total Return, at net asset value^	(15.4)%	(25.3)%	8.1%	(26.1)%	4.6%	6.3%
Total Return, at market value^	(15.9)%	(26.0)%	7.9%	(26.7)%	4.4%	6.3%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.88)%	(0.93)%	(0.88)%	(0.89)%	(0.89)%	(0.89)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2011.
**	Percentages are annualized.

UltraShort ProShares

For the Three Months Ended June 30, 2011 (unaudited)

Per Share Operating Performance	UltraShort DJ- UBS Commodity*	UltraShort DJ- UBS Crude Oil*	UltraShort Gold	UltraShort Silver*	UltraShort Euro	UltraShort Yen*
Net asset value, at March 31, 2011	$42.6800	$41.2095	$26.6741	$115.3882	$17.8435	$48.7988

Net investment income (loss)	(0.1048)	(0.0981)	(0.0536)	(0.2069)	(0.0379)	(0.1025)
Net realized and unrealized gain (loss)#	5.7788	7.1691	(2.6787)	(21.8122)	(1.0552)	(3.2928)
Change in net asset value from operations	5.6740	7.0710	(2.7323)	(22.0191)	(1.0931)	(3.3953)
Net asset value, at June 30, 2011	$48.3540	$48.2805	$23.9418	$93.3691	$16.7504	$45.4035

Market value per share, at March 31, 2011†	$42.99	$41.30	$26.85	$116.65	$17.85	$48.81
Market value per share, at June 30, 2011†	$48.67	$48.80	$24.14	$94.95	$16.76	$45.39

Total Return, at net asset value^	13.3%	17.2%	(10.2)%	(19.1)%	(6.1)%	(7.0)%
Total Return, at market value^	13.2%	18.2%	(10.1)%	(18.6)%	(6.1)%	(7.0)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.93)%	(0.89)%	(0.90)%	(0.88)%	(0.88)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2011.
**	Percentages are annualized.

VIX ProShares

For the Three Months Ended June 30, 2011 (unaudited)

Per Share Operating Performance	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF
Net asset value, at March 31, 2011	$64.0693	$67.3930

Net investment income (loss)	(0.1037)	(0.1266)
Net realized and unrealized gain (loss)	(18.5001)	(5.5090)
Change in net asset value from operations	(18.6038)	(5.6356)
Net asset value, at June 30, 2011	$45.4655	$61.7574

Market value per share, at March 31, 2011†	$63.75	$67.38
Market value per share, at June 30, 2011†	$45.68	$61.78

Total Return, at net asset value^	(29.0)%	(8.4)%
Total Return, at market value^	(28.3)%	(8.3)%

Ratios to Average Net Assets**

Expense ratio	(0.85)%	(0.85)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%
Net investment income (loss)	(0.80)%	(0.78)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2011.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the six months ended June 30, 2012:

Ultra ProShares

For the Six Months Ended June 30, 2012 (unaudited)

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil	Ultra DJ- UBS Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2011	$25.8805	$40.8828	$101.9786	$75.9066	$43.1903	$23.8860	$36.4704

Net investment income (loss)	(0.1143)	(0.1717)	(0.2625)	(0.3874)	(0.2251)	(0.1090)	(0.1518)
Net realized and unrealized gain (loss)	(2.2479)	(12.9981)	(56.0240)	4.2426	(5.9339)	(1.1416)	(2.8266)
Change in net asset value from operations	(2.3622)	(13.1698)	(56.2865)	3.8552	(6.1590)	(1.2506)	(2.9784)
Net asset value, at June 30, 2012	$23.5183	$27.7130	$45.6921	$79.7618	$37.0313	$22.6354	$33.4920

Market value per share, at December 31, 2011†	$25.64	$40.94	$101.35	$79.01	$41.65	$23.87	$36.50
Market value per share, at June 30, 2012†	$23.66	$27.54	$45.75	$79.74	$38.13	$22.62	$33.39

Total Return, at net asset value^	(9.1)%	(32.2)%	(55.2)%	5.1%	(14.3)%	(5.2)%	(8.2)%
Total Return, at market value^	(7.7)%	(32.7)%	(54.9)%	0.9%	(8.5)%	(5.2)%	(8.5)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.97)%	(1.28)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(0.93)%	(1.23)%	(0.90)%	(0.90)%	(0.91)%	(0.90)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2012.
**	Percentages are annualized.

UltraShort ProShares

For the Six Months Ended June 30, 2012 (unaudited)

Per Share Operating Performance	UltraShort DJ-UBS Commodity	UltraShort DJ-UBS Crude Oil	UltraShort DJ-UBS Natural Gas*	UltraShort Gold	UltraShort Silver*	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2011	$56.9207	$38.8151	$23.8053	$20.6779	$76.6771	$20.3357	$40.9557

Net investment income (loss)	(0.2523)	(0.1715)	(0.2768)	(0.0776)	(0.2561)	(0.0904)	(0.1949)
Net realized and unrealized gain (loss)	2.3935	10.5868	6.7888	(2.8529)	(6.4960)	0.6618	2.7740
Change in net asset value from operations	2.1412	10.4153	6.5120	(2.9305)	(6.7521)	0.5714	2.5791
Net asset value, at June 30, 2012	$59.0619	$49.2304	$30.3173	$17.7474	$69.9250	$20.9071	$43.5348

Market value per share, at December 31, 2011†	$56.19	$38.69	$23.96	$19.81	$79.35	$20.35	$40.95
Market value per share, at June 30, 2012†	$58.64	$49.42	$30.13	$17.73	$67.82	$20.90	$43.51

Total Return, at net asset value^	3.8%	26.8%	27.4%	(14.2)%	(8.8)%	2.8%	6.3%
Total Return, at market value^	4.4%	27.7%	25.8%	(10.5)%	(14.5)%	2.7%	6.3%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.98)%	(1.51)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(0.93)%	(1.47)%	(0.90)%	(0.90)%	(0.91)%	(0.90)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2012.
**	Percentages are annualized.

Short and VIX ProShares

For the Six Months Ended June 30, 2012 (unaudited)

Per Share Operating Performance	Short Euro+**	Ultra VIX Short- Term Futures ETF*	VIX Short- Term Futures ETF	Short VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF
Net asset value, at December 31, 2011	$40.0000	$74.1074	$76.3738	$51.7327	$74.1396

Net investment income (loss)	(0.0060)	(0.1511)	(0.1670)	(0.6463)	(0.2526)
Net realized and unrealized gain (loss)	(0.5219)	(64.3352)	(44.1980)	39.4769	(18.8511)
Change in net asset value from operations	(0.5279)	(64.4863)	(44.3650)	38.8306	(19.1037)
Net asset value, at June 30, 2012	$39.4721	$9.6211	$32.0088	$90.5633	$55.0359

Market value per share, at December 31, 2011†	$40.00	$72.96	$75.74	$52.28	$74.13
Market value per share, at June 30, 2012†	$39.49	$9.84	$32.32	$89.83	$55.08

Total Return, at net asset value^	(1.3)%	(87.0)%	(58.1)%	75.1%	(25.8)%
Total Return, at market value^	(1.3)%	(86.5)%	(57.3)%	71.8%	(25.7)%

Ratios to Average Net Assets**

Expense ratio	(1.09)%	(1.80)%	(0.85)%	(1.70)%	(0.85)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.85)%	(0.95)%	(0.85)%
Net investment income (loss)	(1.09)%	(1.78)%	(0.80)%	(1.65)%	(0.81)%

+	From commencement of operations, June 26, 2012, through June 30, 2012.
*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2012.
**	Percentages are annualized.

Ultra ProShares

For the Six Months Ended June 30, 2011 (unaudited)

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil*	Ultra Gold	Ultra Silver*	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2010	$36.3723	$50.0017	$69.2163	$78.1431	$25.7644	$33.4918

Net investment income (loss)	(0.1572)	(0.2178)	(0.3083)	(0.4241)	(0.1207)	(0.1399)
Net realized and unrealized gain (loss)#	(2.8255)	(7.1406)	8.5617	6.2740	4.5591	0.4129
Change in net asset value from operations	(2.9827)	(7.3584)	8.2534	5.8499	4.4384	0.2730
Net asset value, at June 30, 2011	$33.3896	$42.6433	$77.4697	$83.9930	$30.2028	$33.7648

Market value per share, at December 31, 2010†	$36.27	$49.98	$70.72	$79.30	$25.86	$33.29
Market value per share, at June 30, 2011†	$33.38	$42.18	$76.78	$82.47	$30.16	$33.78

Total Return, at net asset value^	(8.2)%	(14.7)%	11.9%	7.5%	17.2%	0.8%
Total Return, at market value^	(8.0)%	(15.6)%	8.6%	4.0%	16.6%	1.5%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.86)%	(0.90)%	(0.86)%	(0.87)%	(0.86)%	(0.86)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2011.
**	Percentages are annualized.

UltraShort ProShares

For the Six Months Ended June 30, 2011 (unaudited)

Per Share Operating Performance	UltraShort DJ-UBS Commodity*	UltraShort DJ-UBS Crude Oil*	UltraShort Gold	UltraShort Silver*	UltraShort Euro	UltraShort Yen*
Net asset value, at December 31, 2010	$47.9976	$50.8516	$28.3706	$199.4634	$20.2928	$47.0232

Net investment income (loss)	(0.2072)	(0.2032)	(0.1127)	(0.4534)	(0.0768)	(0.2004)
Net realized and unrealized gain (loss)#	0.5636	(2.3679)	(4.3161)	(105.6409)	(3.4656)	(1.4193)
Change in net asset value from operations	0.3564	(2.5711)	(4.4288)	(106.0943)	(3.5424)	(1.6197)
Net asset value, at June 30, 2011	$48.3540	$48.2805	$23.9418	$93.3691	$16.7504	$45.4035

Market value per share, at December 31, 2010†	$48.30	$50.85	$27.80	$196.40	$20.31	$47.01
Market value per share, at June 30, 2011†	$48.67	$48.80	$24.14	$94.95	$16.76	$45.39

Total Return, at net asset value^	0.7%	(5.1)%	(15.6)%	(53.2)%	(17.5)%	(3.4)%
Total Return, at market value^	0.8%	(4.0)%	(13.2)%	(51.7)%	(17.5)%	(3.4)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.91)%	(0.86)%	(0.88)%	(0.85)%	(0.86)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2011.
**	Percentages are annualized.

VIX ProShares

For the Six Months Ended June 30, 2011 (unaudited)

Per Share Operating Performance	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF
Net asset value, at December 31, 2010	$80.0000	$80.0000

Net investment income (loss)	(0.2111)	(0.2538)
Net realized and unrealized gain (loss)	(34.3234)	(17.9888)
Change in net asset value from operations	(34.5345)	(18.2426)
Net asset value, at June 30, 2011	$45.4655	$61.7574

Market value per share, at December 31, 2010†	$80.00	$80.00
Market value per share, at June 30, 2011†	$45.68	$61.78

Total Return, at net asset value^	(43.2)%	(22.8)%
Total Return, at market value^	(42.9)%	(22.8)%

Ratios to Average Net Assets**

Expense ratio	(0.85)%	(0.85)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%
Net investment income (loss)	(0.79)%	(0.78)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2011.
**	Percentages are annualized.

NOTE 8 – RISK

Correlation and Compounding Risk

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than one day (as measured from NAV calculation time to NAV calculation time), and not for any other period. The return of a Geared Fund for a period longer than a day is the result of its return for each day compounded over the period and usually will differ from the multiple (3x or 2x), the inverse (-1x) or the inverse multiple (-3x or -2x) of the return of the Geared Fund’s benchmark for the period. A Fund will lose money if its index performance is flat over time, and it is possible for a Geared Fund to lose money over time even if its index’s performance increases (or decreases in the case of UltraPro Short, UltraShort or Short Funds), as a result of daily rebalancing, the benchmark’s volatility and compounding. Longer holding periods, higher index volatility and greater leverage each affect the impact of compounding on a Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Fund’s underlying index. The Matching VIX Funds and Managed Futures Funds seek to achieve their stated investment objective both over a single day and over time.

Each UltraPro, Ultra, UltraPro Short or UltraShort Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra Fund with a 2x multiple should be approximately twice as volatile on a daily basis as is the return of a fund with an objective of matching the same benchmark. The daily return of an UltraShort Fund with a -2x multiple is designed to return twice the inverse (-2x) of the return that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present different risks than other funds. The Leveraged Funds use leverage and are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Daily objective Geared Funds, if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets, can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor and/or periodically rebalance their portfolios. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.

While the Funds expect to meet their investment objectives, several factors may affect their ability to do so. Among these factors are: (1) the Sponsor’s ability to purchase and sell Financial Instruments in a manner that correlates to a Fund’s objective; (2) an imperfect correlation between the performance of instruments held by a Fund, such as swaps, futures contracts and/or forward contracts, and the performance of the applicable underlying indices, commodities or currencies in the cash market; (3) bid-ask spreads; (4) fees, expenses, transaction costs, financing costs associated with the use of derivatives and commission costs; (5) holding instruments traded in a market that has become illiquid or disrupted; (6) a Fund’s share prices being rounded to the nearest cent and/or valuation methodology; (7) changes to a benchmark index that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; and (10) accounting standards.

A number of factors may affect a Geared Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that a Fund will achieve a high degree of correlation. Failure to achieve a high degree of correlation may prevent a Geared Fund from achieving its investment objective. In order to achieve a high degree of correlation with their underlying benchmarks, the Geared Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially over- or under-exposed to the benchmark may prevent such Funds from achieving a high degree of correlation with such benchmark. Market disruptions or closure, large amounts of assets into or out of the Geared Funds, regulatory restrictions or extreme market volatility will adversely affect such Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Because of this, it is unlikely that the Geared Funds will be perfectly exposed (e.g., 2x or -2x) to its benchmark at the end of each day, and the likelihood of being materially under- or over-exposed is higher on days when the benchmark levels are volatile near the close of the trading day.

Counterparty Risk

Certain of the Funds will use swap agreements and/or forward contracts as a means to achieve their respective investment objectives. Such Funds will use either swap agreements and/or forward contracts referencing their respective benchmarks. These Funds may also invest in other swap agreements or forward contracts if such instruments tend to exhibit trading prices or returns that correlate with the benchmark or a component of the benchmark and will further the investment objective of the Fund. Certain Funds may invest in swap agreements if position accountability rules or position limits are reached with respect to specific futures contracts or the market for a specific futures contract experiences emergencies (e.g., natural disaster, terrorist attack or an act of God) or disruptions (e.g., a trading halt or a flash crash) that prevent the Funds from obtaining the appropriate amount of investment exposure to the affected futures contract or certain other futures contracts. Although unlikely, those Funds, under these circumstances, could have 100% exposure to swap agreements.

Swap agreements and forward contracts are generally traded over the counter and are essentially unregulated by the CFTC. Investors, therefore, do not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with each Fund’s swap agreements or forward contracts. The lack of regulation in these markets could expose investors to significant losses under certain circumstances including in the event of trading abuses or financial failure by participants.

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

The Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily. To the extent any such collateral is insufficient or there are delays in accessing the collateral, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings. The Funds typically enter into transactions only with large, well-capitalized and well established financial institutions.

Swaps or forward contracts are less liquid than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are generally entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, are not transferable without the consent of the counterparty.

If the level of the Fund’s benchmark has a dramatic intraday move that would cause a material decline in the Fund’s NAV, the terms of the swap may permit the counterparty to immediately close out the transaction with the Fund. In that event, it may not be possible for the Fund to enter into another swap agreement or to invest in other Financial Instruments necessary to achieve the desired exposure consistent with the Fund’s objective. This, in turn, may prevent the Fund from achieving its investment objective, particularly if the level of the Fund’s benchmark reverses all or part of its intraday move by the end of the day.

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Trust’s and the Funds’ financial statements through the date the financial statements were issued. The subsequent events were as follows:

On July 17, 2012, ProShares Ultra Australian Dollar and ProShares UltraShort Australian Dollar commenced investment operations.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2012, the following nineteen series of the Trust: (i) ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”), issue common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”), as further described below.

The Trust has also registered shares for thirty-four additional series: (i) ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (each, a “Short Fund” and collectively, the “Short Funds”); (ii) ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (each, a “New Geared VIX Fund” and collectively, the “New Geared VIX Funds”); (iii) ProShares Managed Futures Strategy, ProShares Commodity Managed Futures Strategy and ProShares Financial Managed Futures Strategy (each, a “Managed Futures Fund” and collectively, the “Managed Futures Funds”); (iv) ProShares UltraPro Australian Dollar, ProShares Ultra Australian Dollar, ProShares Short Australian Dollar, ProShares UltraShort Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares Short Yen and ProShares UltraPro Short Yen (each, a “New Currency Fund” and collectively, the “New Currency Funds”); and (v) ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar and ProShares UltraPro Short U.S. Dollar (each, a “Currency Index Fund” and collectively, the “Currency Index Funds”). The Short Funds, the New Geared VIX Funds, the Managed Futures Funds, the New Currency Funds and the Currency Index Funds are collectively referred to as the “New Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds, the New Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q. The Leveraged Funds, the Short Euro Fund, the Short Funds, the Geared VIX Funds, the New Geared VIX Funds, the New Currency Funds and the Currency Index Funds are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q.

As of June 30, 2012, each of the New Funds had seed capital, but none of the New Funds had commenced investment operations; therefore, this Quarterly Report on Form 10-Q does not include Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, Statements of Cash Flows, results of operations or any other financial information for the New Funds.

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

Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver and ProShares UltraShort Silver, commenced trading on the NYSE Arca on December 3, 2008. Two of the Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas, commenced trading on the NYSE Arca on October 4, 2011. One of the Funds, ProShares Short Euro, commenced trading on the NYSE Arca on June 26, 2012.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and six months ended June 30, 2012 and 2011, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended June 30, 2012	Interest Income Three Months Ended June 30, 2011	Interest Income Six Months Ended June 30, 2012	Interest Income Six Months Ended June 30, 2011
ProShares Ultra DJ-UBS Commodity	$1,404	$3,412	$1,929	$9,271
ProShares UltraShort DJ-UBS Commodity	978	2,051	1,659	2,791
ProShares Ultra DJ-UBS Crude Oil	50,164	39,410	63,252	137,728
ProShares UltraShort DJ-UBS Crude Oil	20,652	25,984	30,777	62,434
ProShares Ultra DJ-UBS Natural Gas	6,879	—	8,998	—
ProShares UltraShort DJ-UBS Natural Gas	2,166	—	3,029	—
ProShares Ultra Gold	61,509	46,720	88,900	118,504
ProShares UltraShort Gold	24,2236	12,751	31,155	44,027
ProShares Ultra Silver	125,529	172,821	177,264	358,916
ProShares UltraShort Silver	29,103	57,651	44,427	104,548
ProShares Ultra Euro	1,087	1,431	1,575	3,842
ProShares Short Euro	—	—	—	—
ProShares UltraShort Euro	151,290	74,406	199,019	218,767
ProShares Ultra Yen	872	470	1,244	1,495
ProShares UltraShort Yen	42,631	63,492	63,202	152,103
ProShares Ultra VIX Short-Term Futures ETF	14,866	—	17,781	—
ProShares VIX Short-Term Futures ETF	19,273	6,917	26,077	9,937
ProShares Short VIX Short-Term Futures ETF	3,301	—	4,195	—
ProShares VIX Mid-Term Futures ETF	12,164	1,738	18,250	3,015

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

Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

ProShares Ultra DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
NAV beginning of period	$9,135,820	$21,701,887
NAV end of period	$8,231,731	$16,695,263
Percentage change in NAV	(9.9)%	(23.1)%
Shares outstanding beginning of period	350,014	550,014
Shares outstanding end of period	350,014	500,014
Percentage change in shares outstanding	0.0%	(9.1)%
Shares created	—	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$26.10	$39.46
Per share NAV end of period	$23.52	$33.39
Percentage change in per share NAV	(9.9)%	(15.4)%
Percentage change in benchmark	(4.6)%	(6.7)%
Benchmark annualized volatility	15.7%	18.8%

During the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. There was no net change in the Fund’s outstanding Shares from March 31, 2012 to June 30, 2012. By comparison, during the three months ended June 30, 2011, the decrease in the Fund’s NAV resulted in part from a decrease from 550,014 outstanding Shares at March 31, 2011 to 500,014 outstanding Shares at June 30, 2011. The decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index.

For the three months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 9.9% for the period ended June 30, 2012, as compared to the decrease of 15.4% for the period ended June 30, 2011, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended June 30, 2012.

During the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on April 2, 2012 at $26.78 per Share and reached its low for the period on June 1, 2012 at $20.71 per Share. By comparison, during the three months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on April 29, 2011 at $41.87 per Share and reached its low for the period on June 27, 2011 at $32.21 per Share.

The benchmark’s decline of 4.6% for the three months ended June 30, 2012, as compared to the benchmark’s decline of 6.7% for the three months ended June 30, 2011, can be attributed to a lesser depreciation of the underlying components of the index during the three months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net investment income (loss)	(18,004)	(45,024)
Management fee	19,408	48,436
Net realized gain (loss)	(1,858,138)	(1,213,831)
Change in net unrealized appreciation/depreciation	972,052	(2,137,781)
Net income (loss)	(904,090)	(3,396,636)

The Fund’s net income increased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to a lesser decrease in the Fund’s benchmark index and a decrease in shares outstanding from the three months ended June 30, 2011 to the three months ended June 30, 2012.

ProShares UltraShort DJ-UBS Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
NAV beginning of period	$8,801,218	$2,560,673
NAV end of period	$3,543,535	$29,495,769
Percentage change in NAV	(59.7)%	1,051.9%
Shares outstanding beginning of period	159,997	59,997
Shares outstanding end of period	59,997	609,997
Percentage change in shares outstanding	(62.5)%	916.7%
Shares created	—	1,750,000
Shares redeemed	100,000	1,200,000
Per share NAV beginning of period	$55.01	$42.68
Per share NAV end of period	$59.06	$48.35
Percentage change in per share NAV	7.4%	13.3%
Percentage change in benchmark	(4.6)%	(6.7)%
Benchmark annualized volatility	15.7%	18.8%

During the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 159,997 outstanding shares at March 31, 2012 to 59,997 outstanding shares at June 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the three months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 59,997 outstanding Shares at March 31, 2011 to 609,997 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index.

For the three months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 7.4% for the three months ended June 30, 2012, as compared to the increase of 13.3% for the three months ended June 30, 2011, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended June 30, 2012.

During the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on June 1, 2012 at $68.06 per Share and reached its low for the period on April 2, 2012 at $53.55 per Share. By comparison, during the three months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on June 27, 2011 at $50.24 per Share and reached its low for the period on April 29, 2011 at $39.91 per Share.

The benchmark’s decline of 4.6% for the three months ended June 30, 2012, as compared to the benchmark’s decline of 6.7% for the three months ended June 30, 2011, can be attributed to a lesser depreciation of the underlying components of the index during the three months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net investment income (loss)	(14,834)	(71,509)
Management fee	15,812	73,560
Net realized gain (loss)	1,440,679	(5,130,520)
Change in net unrealized appreciation/depreciation	(529,884)	2,333,807
Net income (loss)	895,961	(2,868,222)

The Fund’s net income increased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to a lesser decrease in the Fund’s benchmark index, in conjunction with a significant decrease in shares outstanding from the three months ended June 30, 2011 to the three months ended June 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares UltraShort DJ-UBS Commodity Fund.

ProShares Ultra DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
NAV beginning of period	$271,822,707	$271,225,000
NAV end of period	$489,111,964	$426,397,238
Percentage change in NAV	79.9%	57.2%
Shares outstanding beginning of period	6,349,170	4,749,170
Shares outstanding end of period	17,649,170	9,999,170
Percentage change in shares outstanding	178.0%	110.5%
Shares created	12,700,000	7,900,000
Shares redeemed	1,400,000	2,650,000
Per share NAV beginning of period	$42.81	$57.11
Per share NAV end of period	$27.71	$42.64
Percentage change in per share NAV	(35.3)%	(25.3)%
Percentage change in benchmark	(18.5)%	(12.0)%
Benchmark annualized volatility	30.2%	35.9%

During the three months ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 6,349,170 outstanding Shares at March 31, 2012 to 17,649,170 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil Sub-Index. By comparison, during the three months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 4,749,170 outstanding Shares at March 31, 2011 to 9,999,170 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil Sub-Index.

For the three months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 35.3% for the three months ended June 30, 2012, as compared to the decrease of 25.3% for the three months ended June 30, 2011, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2012.

During the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on May 1, 2012 at $44.69 per Share and reached its low for the period on June 28, 2012 at $23.36 per Share. By comparison, during the three months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on April 29, 2011 at $63.90 per Share and reached its low for the period on June 27, 2011 at $38.53 per Share.

The benchmark’s decline of 18.5% for the three months ended June 30, 2012, as compared to the benchmark’s decline of 12.0% for the three months ended June 30, 2011, can be attributed to a greater decrease in the price of WTI Crude Oil during the three months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net investment income (loss)	(679,477)	(642,875)
Management fee	705,397	657,181
Brokerage commissions	24,244	25,104
Net realized gain (loss)	(112,156,901)	(7,838,499)
Change in net unrealized appreciation/depreciation	16,390,926	(34,185,786)
Net income (loss)	(96,445,452)	(42,667,160)

The Fund’s net income decreased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to a greater decrease in the price of WTI Crude Oil during the three months ended June 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares Ultra DJ-UBS Crude Oil Fund.

ProShares UltraShort DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
NAV beginning of period	$154,017,609	$136,813,100
NAV end of period	$82,211,941	$160,288,442
Percentage change in NAV	(46.6)%	17.2%
Shares outstanding beginning of period	4,369,944	3,319,944
Shares outstanding end of period	1,669,944	3,319,944
Percentage change in shares outstanding	(61.8)%	0.0%
Shares created	1,300,000	4,350,000
Shares redeemed	4,000,000	4,350,000
Per share NAV beginning of period	$35.24	$41.21
Per share NAV end of period	$49.23	$48.28
Percentage change in per share NAV	39.7%	17.2%
Percentage change in benchmark	(18.5)%	(12.0)%
Benchmark annualized volatility	30.2%	35.9%

During the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 4,369,944 outstanding Shares at March 31, 2012 to 1,669,944 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil Sub-Index. By comparison, during the three months ended June 30, 2011, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil Sub-Index. There was no net change in the Fund’s outstanding Shares from March 31, 2011 to June 30, 2011.

For the three months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 39.7% for the three months ended June 30, 2012, as compared to the increase of 17.2% for the three months ended June 30, 2011, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2012.

During the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on June 28, 2012 at $60.49 per Share and reached its low for the period on May 1, 2012 at $33.30 per Share. By comparison, during the three months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on June 27, 2011 at $53.66 per Share and reached its low for the period on April 29, 2011 at $36.11 per Share.

The benchmark’s decline of 18.5% for the three months ended June 30, 2012, as compared to the benchmark’s decline of 12.0% for the three months ended June 30, 2011, can be attributed to a greater decrease in the price of WTI Crude Oil during the three months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net investment income (loss)	(268,706)	(392,008)
Management fee	278,920	401,339
Brokerage commissions	10,438	16,653
Net realized gain (loss)	54,334,541	31,538,827
Change in net unrealized appreciation/depreciation	(4,691,207)	12,896,567
Net income (loss)	49,374,628	44,043,386

The Fund’s net income increased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to a greater decrease in the price of WTI Crude Oil during the three months ended June 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares UltraShort DJ-UBS Crude Oil Fund.

ProShares Ultra DJ-UBS Natural Gas*

Since the Fund commenced investment operations on October 4, 2011, a comparison of the Fund’s results of operations for the three months ended June 30, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2012:

Three Months Ended June 30, 2012
NAV beginning of period	$36,185,805
NAV end of period	$62,595,441
Percentage change in NAV	73.0%
Shares outstanding beginning of period	960,002
Shares outstanding end of period	1,369,941
Percentage change in shares outstanding	42.7%
Shares created	460,000
Shares redeemed	50,061
Per share NAV beginning of period	$37.69
Per share NAV end of period	$45.69
Percentage change in per share NAV	21.2%
Percentage change in benchmark	14.0%
Benchmark annualized volatility	51.8%

During the three months ended June 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 960,002 outstanding Shares at March 31, 2012 to 1,369,941 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Natural Gas Sub-indexSM.

For the three months ended June 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark.

During the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on May 18, 2012 at $51.41 per Share and reached its low for the period on April 19, 2012 at $29.42 per Share.

The benchmark’s rise of 14.0% for the three months ended June 30, 2012, can be attributed to an increase in the price of Henry Hub Natural Gas during the three months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2012:

Three Months Ended June 30, 2012
Net investment income (loss)	(151,025)
Management fee	75,830
Brokerage commissions	43,045
Offering Costs	39,029
Net realized gain (loss)	(21,503,069)
Change in net unrealized appreciation/depreciation	34,961,144
Net income (loss)	13,307,050

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares Ultra DJ-UBS Natural Gas Fund.

ProShares UltraShort DJ-UBS Natural Gas*

Since the Fund commenced investment operations on October 4, 2011, a comparison of the Fund’s results of operations for the three months ended June 30, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2012:

Three Months Ended June 30, 2012
NAV beginning of period	$22,025,304
NAV end of period	$13,643,687
Percentage change in NAV	(38.1)%
Shares outstanding beginning of period	450,030
Shares outstanding end of period	450,030
Percentage change in shares outstanding	0.0%
Shares created	250,000
Shares redeemed	250,000
Per share NAV beginning of period	$48.94
Per share NAV end of period	$30.32
Percentage change in per share NAV	(38.1)%
Percentage change in benchmark	14.0%
Benchmark annualized volatility	51.8%

During the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Natural Gas Sub-indexSM. There was no net change in the Fund’s outstanding Shares from March 31, 2012 to June 30, 2012.

For the three months ended June 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark.

During the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on April 29, 2012 at $61.42 per Share and reached its low for the period on June 29, 2012 at $30.31 per Share.

The benchmark’s rise of 14.0% for the three months ended June 30, 2012, can be attributed to an increase in the price of Henry Hub Natural Gas during the three months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2012:

Three Months Ended June 30, 2012
Net investment income (loss)	(64,525)
Brokerage commissions	27,710
Offering costs	39,029
Limitation by Sponsor	(48)
Net realized gain (loss)	1,866,072
Change in net unrealized appreciation/depreciation	(11,132,414)
Net income (loss)	(9,330,867)

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the share split for the ProShares UltraShort DJ-UBS Natural Gas Fund.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
NAV beginning of period	$381,887,918	$250,762,400
NAV end of period	$331,012,682	$282,765,412
Percentage change in NAV	(13.3)%	12.8%
Shares outstanding beginning of period	4,350,014	3,500,014
Shares outstanding end of period	4,150,014	3,650,014
Percentage change in shares outstanding	(4.6)%	4.3%
Shares created	—	300,000
Shares redeemed	200,000	150,000
Per share NAV beginning of period	$87.79	$71.65
Per share NAV end of period	$79.76	$77.47
Percentage change in per share NAV	(9.1)%	8.1%
Percentage change in benchmark	(3.9)%	4.6%
Benchmark annualized volatility	19.9%	13.7%

During the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,350,014 outstanding Shares at March 31, 2012 to 4,150,014 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. By comparison, during the three months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV resulted in part from an increase from 3,500,014 outstanding Shares at March 31, 2011 to 3,650,014 outstanding Shares at June 30, 2011.

For the three months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 9.1% for the three months ended June 30, 2012, as compared to the increase of 8.1% for the three months ended June 30, 2011, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2012.

During the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on April 2, 2012 at $89.35 per Share and reached its low for the period on May 30, 2012 at $74.51 per Share. By comparison, during the three months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on June 22, 2011 at $82.49 per Share and reached its low for the period on April 1, 2011 at $69.54 per Share.

The benchmark’s decline of 3.9% for the three months ended June 30, 2012, as compared to the benchmark’s rise of 4.6% for the three months ended June 30, 2011, can be attributed to a decrease in the price of spot gold in U.S. Dollar terms during the three months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net investment income (loss)	(753,951)	(609,284)
Management fee	815,451	655,099
Brokerage commissions	9	905
Net realized gain (loss)	(20,402,023)	42,611,365
Change in net unrealized appreciation/depreciation	(12,225,205)	(22,456,635)
Net income (loss)	(33,381,179)	19,545,446

The Fund’s net income decreased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to a decrease in the price of spot gold in U.S. Dollar terms during the three months ended June 30, 2012.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
NAV beginning of period	$147,165,003	$81,086,510
NAV end of period	$129,376,591	$95,525,554
Percentage change in NAV	(12.1)%	17.8%
Shares outstanding beginning of period	8,689,901	3,039,901
Shares outstanding end of period	7,289,901	3,989,901
Percentage change in shares outstanding	(16.1)%	31.3%
Shares created	—	950,000
Shares redeemed	1,400,000	—
Per share NAV beginning of period	$16.94	$26.67
Per share NAV end of period	$17.75	$23.94
Percentage change in per share NAV	4.8%	(10.2)%
Percentage change in benchmark	(3.9)%	4.6%
Benchmark annualized volatility	19.9%	13.7%

During the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 8,689,901 outstanding Shares at March 31, 2012 to 7,289,901 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the three months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 3,039,901 outstanding Shares at March 31, 2011 to 3,989,901 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the three months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 4.8% for the three months ended June 30, 2012, as compared to the decrease of 10.2% for the three months ended June 30, 2011, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2012.

During the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on May 30, 2012 at $19.37 per Share and reached its low for the period on April 2, 2012 at $16.63 per Share. By comparison, during the three months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on April 1, 2011 at $27.46 per Share and reached its low for the period on June 22, 2011 at $22.56 per Share.

The benchmark’s decline of 3.9% for the three months ended June 30, 2012, as compared to the benchmark’s rise of 4.6% for the three months ended June 30, 2011, can be attributed to a decrease in the price of spot gold in U.S. Dollar terms during the three months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net investment income (loss)	(302,804)	(189,137)
Management fee	327,032	201,127
Brokerage commissions	8	761
Net realized gain (loss)	3,259,056	(15,435,723)
Change in net unrealized appreciation/depreciation	4,384,516	7,090,628
Net income (loss)	7,340,768	(8,534,232)

The Fund’s net income increased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to a decrease in the price of spot gold in U.S. Dollar terms during the three months ended June 30, 2012.

ProShares Ultra Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
NAV beginning of period	$845,367,293	$1,057,075,755
NAV end of period	$661,009,190	$881,928,826
Percentage change in NAV	(21.8)%	(16.6)%
Shares outstanding beginning of period	15,400,028	9,300,028
Shares outstanding end of period	17,850,028	10,500,028
Percentage change in shares outstanding	15.9%	12.9%
Shares created	3,250,000	3,600,000
Shares redeemed	800,000	2,400,000
Per share NAV beginning of period	$54.89	$113.66
Per share NAV end of period	$37.03	$83.99
Percentage change in per share NAV	(32.5)%	(26.1)%
Percentage change in benchmark	(16.5)%	(7.5)%
Benchmark annualized volatility	30.5%	73.7%

During the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 15,400,028 outstanding Shares at March 31, 2012 to 17,850,028 outstanding Shares at June 30, 2012. By comparison, during the three months ended June 30, 2011, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 9,300,028 outstanding Shares at March 31, 2011 to 10,500,028 outstanding Shares at June 30, 2011.

For the three months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 32.5% for the three months ended June 30, 2012, as compared to the decrease of 26.1% for the three months ended June 30, 2011, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2012.

During the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on April 3, 2012 at $56.69 per Share and reached its low for the period on June 25, 2012 at $36.12 per Share. By comparison, during the three months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on April 28, 2011 at $184.61 per Share and reached its low for the period on May 12, 2011 at $75.23 per Share.

The benchmark’s decline of 16.5% for the three months ended June 30, 2012, as compared to the benchmark’s decline of 7.5% for the three months ended June 30, 2011, can be attributed to a greater decrease in the price of spot silver in U.S. Dollar terms during the three months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net investment income (loss)	(1,610,787)	(2,429,975)
Management fee	1,736,295	2,599,506
Brokerage commissions	21	3,290
Net realized gain (loss)	(219,391,213)	(206,293,344)
Change in net unrealized appreciation/depreciation	(68,866,623)	(104,960,182)
Net income (loss)	(289,868,623)	(313,683,501)

The Fund’s net income increased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to a significant decrease in NAV in conjunction with a greater decrease in the price of spot silver in U.S. Dollar terms during the three months ended June 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the share split for the ProShares Ultra Silver Fund.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
NAV beginning of period	$199,196,161	$130,258,741
NAV end of period	$161,421,100	$657,213,365
Percentage change in NAV	(19.0)%	404.5%
Shares outstanding beginning of period	3,798,874	1,128,874
Shares outstanding end of period	2,308,489	7,038,874
Percentage change in shares outstanding	(39.2)%	523.5%
Shares created	970,000	8,220,000
Shares redeemed	2,460,385	2,310,000
Per share NAV beginning of period	$52.44	$115.39
Per share NAV end of period	$69.93	$93.37
Percentage change in per share NAV	33.4%	(19.1)%
Percentage change in benchmark	(16.5)%	(7.5)%
Benchmark annualized volatility	30.5%	73.7%

During the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease of 3,798,874 outstanding Shares at March 31, 2012 to 2,308,489 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the three months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 1,128,874 outstanding Shares at March 31, 2011 to 7,038,874 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the three months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 33.4% for the three months ended June 30, 2012, as compared to the decrease of 19.1% for the three months ended June 30, 2011 was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended June 30, 2012.

During the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on May 16, 2012 at $72.27 per Share and reached its low for the period on April 3, 2012 at $50.67 per Share. By comparison, during the three months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on May 6, 2011 at $123.77 per Share and reached its low for the period on April 28, 2011 at $66.45 per Share.

The benchmark’s decline of 16.5% for the three months ended June 30, 2012, as compared to the benchmark’s decline of 7.5% for the three months ended June 30, 2011, can be attributed to a greater decrease in the price of spot silver in U.S. Dollar terms during the three months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net investment income (loss)	(371,361)	(1,087,002)
Management fee	400,447	1,142,997
Brokerage commissions	17	1,656
Net realized gain (loss)	39,064,507	28,945,685
Change in net unrealized appreciation/depreciation	13,283,202	25,763,871
Net income (loss)	51,976,348	53,622,554

The Fund’s net income decreased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to a greater decrease in the price of spot silver in U.S. Dollar terms during the three months ended June 30, 2012 in conjunction with significant fluctuations in outstanding shares during the three months ended June 30, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share splits for the ProShares UltraShort Silver Fund.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
NAV beginning of period	$7,574,096	$8,665,331
NAV end of period	$5,659,156	$9,061,264
Percentage change in NAV	(25.3)%	4.6%
Shares outstanding beginning of period	300,014	300,014
Shares outstanding end of period	250,014	300,014
Percentage change in shares outstanding	(16.7)%	0.0%
Shares created	—	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$25.25	$28.88
Per share NAV end of period	$22.64	$30.20
Percentage change in per share NAV	(10.3)%	4.6%
Percentage change in benchmark	(5.1)%	2.3%
Benchmark annualized volatility	8.3%	11.4%

During the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 300,014 outstanding Shares at March 31, 2012 to 250,014 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results

(before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the three months ended June 30, 2011, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2011 to June 30, 2011.

For the three months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 10.3% for the three months ended June 30, 2012, as compared to the increase of 4.6% for the three months ended June 30, 2011 was primarily due to a decrease in the value of the assets held by the Fund during the three months ended June 30, 2012.

During the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on April 2, 2012 at $25.21 per Share and reached its low for the period on May 31, 2012 at $21.64 per Share. By comparison, during the three months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on May 3, 2011 at $31.63 per Share and reached its low for the period on May 23, 2011 at $28.35 per Share.

The benchmark’s decline of 5.1% for the three months ended June 30, 2012, as compared to the benchmark’s rise of 2.3% for the three months ended June 30, 2011, can be attributed to a decrease in the value of the Euro versus the U.S. Dollar during the three months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net investment income (loss)	(14,414)	(19,703)
Management fee	15,501	21,134
Net realized gain (loss)	(617,180)	688,738
Change in net unrealized appreciation/depreciation	(171,578)	(273,102)
Net income (loss)	(803,172)	395,933

The Fund’s net income decreased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to a decline in the value of the Euro versus the U.S. Dollar during the three months ended June 30, 2012.

ProShares Short Euro

Since the Fund commenced investment operations on June 26, 2012, a comparison of the Fund’s results of operations for the three months ended June 30, 2011 has not been provided. In addition, since the Fund commenced investment operations on June 26, 2012, the Fund’s results of operations for the period ended June 30, 2012 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund from commencement of operations to June 30, 2012:

Period Ended June 30, 2012
NAV beginning of period	$200
NAV end of period	$3,947,410
Percentage change in NAV	1,973,605.0%
Shares outstanding beginning of period	5
Shares outstanding end of period	100,005
Percentage change in shares outstanding	2,000,000.0%
Shares created	100,000
Shares redeemed	—
Per share NAV beginning of period	$40.00
Per share NAV end of period	$39.47
Percentage change in per share NAV	(1.3)%
Percentage change in benchmark	1.3%
Benchmark annualized volatility (for the three months ended June 30, 2012)	8.3%

During the period ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at June 26, 2012 to 100,005 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the period ended June 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark.

During the period ended June 30, 2012, the Fund’s per share NAV reached its high for the period on June 28, 2012 at $40.15 per Share and reached its low for the period on June 30, 2012 at $39.47 per Share.

The benchmark’s rise of 1.3% for the period ended June 30, 2012, can be attributed to an increase in the price of the Euro versus the U.S. Dollar during the period ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund from commencement of operations to June 30, 2012:

Period Ended June 30, 2012

Net investment income (loss)	$(477)
Brokerage commission	63
Offering costs	562
Limitation by Sponsor	(148)
Net realized gain (loss)	(2,000)
Change in net unrealized appreciation/depreciation	(52,313)
Net income (loss)	$(52,790)

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
NAV beginning of period	$819,560,440	$390,773,778
NAV end of period	$896,915,348	$632,327,167
Percentage change in NAV	9.4%	61.8%
Shares outstanding beginning of period	43,200,014	21,900,014
Shares outstanding end of period	42,900,014	37,750,014
Percentage change in shares outstanding	(0.7)%	72.4%
Shares created	8,200,000	16,200,000
Shares redeemed	8,500,000	350,000
Per share NAV beginning of period	$18.97	$17.84
Per share NAV end of period	$20.91	$16.75
Percentage change in per share NAV	10.2%	(6.1)%
Percentage change in benchmark	(5.1)%	2.3%
Benchmark annualized volatility	8.3%	11.4%

During the three months ended June 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. The increase in the Fund’s NAV was offset by a decrease from 43,200,014 outstanding Shares at March 31, 2012 to 42,900,014 outstanding Shares at June 30, 2012. By comparison, during the three months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 21,900,014 outstanding Shares at March 31, 2011 to 37,750,014 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the three months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 10.2% for the three months ended June 30, 2012, as compared to the per share NAV decrease of 6.1% for the three months ended June 30, 2011 was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2012.

During the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on May 31, 2012 at $21.98 per Share and reached its low for the period on April 2, 2012 at $19.00 per Share. By comparison, during the three months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on May 23, 2011 at $17.99 per Share and reached its low for the period on May 3, 2011 at $16.22 per Share.

The benchmark’s decline of 5.1% for the three months ended June 30, 2012, as compared to the benchmark’s rise of 2.3% for the three months ended June 30, 2011, can be attributed to a decline in the value of the Euro versus the U.S. Dollar during the three months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net investment income (loss)	(1,941,599)	(1,012,362)
Management fee	2,092,889	1,086,768
Net realized gain (loss)	82,142,813	(39,283,147)
Change in net unrealized appreciation/depreciation	8,478,199	6,448,199
Net income (loss)	88,679,413	(33,847,310)

The Fund’s net income increased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to a decline in the value of the Euro versus the U.S. Dollar for the three months ended June 30, 2012.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
NAV beginning of period	$4,705,580	$3,176,821
NAV end of period	$5,024,268	$3,376,952
Percentage change in NAV	6.8%	6.3%
Shares outstanding beginning of period	150,014	100,014
Shares outstanding end of period	150,014	100,014
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$31.37	$31.76
Per share NAV end of period	$33.49	$33.76
Percentage change in per share NAV	6.8%	6.3%
Percentage change in benchmark	3.6%	3.3%
Benchmark annualized volatility	8.3%	7.6%

During the three months ended June 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2012 to June 30, 2012. By comparison, during the three months ended June 30, 2011, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2011 to June 30, 2011.

For the three months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 6.8% for the three months ended June 30, 2012, as compared to the increase of 6.3% for the three months ended June 30, 2011, was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended June 30, 2012.

During the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on June 1, 2012 at $35.08 per Share and reached its low for the period on April 3, 2012 at $31.33 per Share. By comparison, during the three months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on June 8, 2011 at $34.31 per Share and reached its low for the period on April 6, 2011 at $30.09 per Share.

The benchmark’s rise of 3.6% for the three months ended June 30, 2012, as compared to the benchmark’s rise of 3.3% for the three months ended June 30, 2011, can be attributed to a greater increase in the value of the Japanese Yen versus the U.S. Dollar during the three months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net investment income (loss)	(10,964)	(7,343)
Management fee	11,836	7,813
Net realized gain (loss)	204,026	70,476
Change in net unrealized appreciation/depreciation	125,626	136,998
Net income (loss)	318,688	200,131

The Fund’s net income increased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to a greater increase in the value of the Japanese Yen versus the U.S. Dollar during the three months ended June 30, 2012.

ProShares UltraShort Yen*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
NAV beginning of period	$279,884,802	$368,431,315
NAV end of period	$230,703,599	$356,417,645
Percentage change in NAV	(17.6)%	(3.3)%
Shares outstanding beginning of period	5,949,294	7,550,005
Shares outstanding end of period	5,299,294	7,850,005
Percentage change in shares outstanding	(10.9)%	4.0%
Shares created	450,000	916,667
Shares redeemed	1,100,000	616,667
Per share NAV beginning of period	$47.05	$48.80
Per share NAV end of period	$43.53	$45.40
Percentage change in per share NAV	(7.5)%	(7.0)%
Percentage change in benchmark	3.6%	3.3%
Benchmark annualized volatility	8.3%	7.6%

During the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,949,294 outstanding Shares at March 31, 2012 to 5,299,294 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the three months ended June 30, 2011, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. The decrease in the Fund’s NAV was offset by an increase from 7,550,005 outstanding Shares at March 31, 2011 to 7,850,005 outstanding Shares at June 30, 2011.

For the three months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 7.5% for the three months ended June 30, 2012, as compared to the decrease of 7.0% for the three months ended June 30, 2011 was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended June 30, 2012.

During the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on April 3, 2012 at $47.06 per Share and reached its low for the period on June 1, 2012 at $41.71 per Share. By comparison, during the three months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on April 6, 2011 at $51.44 per Share and reached its low for the period on June 8, 2011 at $44.79 per Share.

The benchmark’s rise of 3.6% for the three months ended June 30, 2012, as compared to the benchmark’s rise of 3.3% for the three months ended June 30, 2011, can be attributed to a greater increase in the value of the Japanese Yen versus the U.S. Dollar during the three months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net investment income (loss)	(529,790)	(789,356)
Management fee	572,421	852,848
Brokerage commissions	—	—
Net realized gain (loss)	(10,399,199)	(4,066,983)
Change in net unrealized appreciation/depreciation	(8,997,695)	(19,662,413)
Net income (loss)	(19,926,684)	(24,518,752)

The Fund’s net income increased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to a greater increase in the value of the Japanese Yen versus the U.S. Dollar during the three months ended June 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares UltraShort Yen Fund.

ProShares Ultra VIX Short-Term Futures ETF*

Since the Fund commenced investment operations on October 3, 2011, a comparison of the Fund’s results of operations for the three months ended June 30, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2012:

Three Months Ended June 30, 2012
NAV beginning of period	$119,978,881
NAV end of period	$299,133,075
Percentage change in NAV	149.3%
Shares outstanding beginning of period	8,391,512
Shares outstanding end of period	31,091,512
Percentage change in shares outstanding	270.5%
Shares created	41,950,000
Shares redeemed	19,250,000
Per share NAV beginning of period	$14.30
Per share NAV end of period	$9.62
Percentage change in per share NAV	(32.7)%
Percentage change in benchmark	(9.7)%
Benchmark annualized volatility	87.1%

During the three months ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 8,391,512 outstanding Shares at March 31, 2012 to 31,091,512 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark.

During the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on May 18, 2012 at $25.17 per Share and reached its low for the period on June 30, 2012 at $9.62 per Share.

The benchmark’s decline of 9.7% for the three months ended June 30, 2012, can be attributed to decreasing prices of the near-term futures contracts on the VIX futures curve.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2012:

Three Months Ended June 30, 2012
Net investment income (loss)	(933,216)
Management fee	475,752
Brokerage commissions	429,454
Offering costs	42,876
Net realized gain (loss)	(59,479,028)
Change in net unrealized appreciation/depreciation	(25,813,101)
Net income (loss)	(86,225,345)

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
NAV beginning of period	$126,899,583	$32,034,957
NAV end of period	$137,638,067	$46,602,361
Percentage change in NAV	8.5%	45.5%
Shares outstanding beginning of period	3,575,005	500,005
Shares outstanding end of period	4,300,005	1,025,005
Percentage change in shares outstanding	20.3%	105.0%
Shares created	5,550,000	1,450,000
Shares redeemed	4,825,000	925,000
Per share NAV beginning of period	$35.50	$64.07
Per share NAV end of period	$32.01	$45.47
Percentage change in per share NAV	(9.8)%	(29.0)%
Percentage change in benchmark	(9.7)%	(28.6)%
Benchmark annualized volatility	87.0%	46.7%

During the three months ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 3,575,005 outstanding Shares at March 31, 2012 to 4,300,005 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2011, the increase in the Fund’s NAV resulted from an increase from 500,005 outstanding Shares at March 31, 2011 to 1,025,005 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per share NAV decrease of 9.8% for the three months ended June 30, 2012, as compared to the decrease of 29.0% for the three months ended June 30, 2011, was primarily due to a relatively lesser depreciation in the value of the assets of the Fund during the three months ended June 30, 2012.

During the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on May 18, 2012 at $48.84 per Share and reached its low for the period on June 30, 2012 at $32.01 per Share. By comparison, during the three months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on April 1, 2011 at $63.27 per Share and reached its low for the period on June 30, 2011 at $45.47 per Share.

The benchmark’s decline of 9.7% for the three months ended June 30, 2012, as compared to the benchmark’s decline of 28.6% for the three months ended June 30, 2011, can be attributed to declining prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net investment income (loss)	(306,475)	(100,295)
Management fee	325,748	57,326
Offering costs	—	49,886
Net realized gain (loss)	(9,360,794)	(12,440,654)
Change in net unrealized appreciation/depreciation	1,034,069	(1,970,694)
Net income (loss)	(8,633,200)	(14,511,643)

The Fund’s net income increased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to the lesser decrease in the Fund’s benchmark during the three months ended June 30, 2012.

ProShares Short VIX Short-Term Futures ETF

Since the Fund commenced investment operations on October 3, 2011, a comparison of the Fund’s results of operations for the three months ended June 30, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2012:

Three Months Ended June 30, 2012
NAV beginning of period	$29,692,478
NAV end of period	$13,585,406
Percentage change in NAV	(54.2)%
Shares outstanding beginning of period	300,010
Shares outstanding end of period	150,010
Percentage change in shares outstanding	(50.0)%
Shares created	1,100,000
Shares redeemed	1,250,000
Per share NAV beginning of period	$98.97
Per share NAV end of period	$90.56
Percentage change in per share NAV	(8.5)%
Percentage change in benchmark	(9.7)%
Benchmark annualized volatility	87.1%

During the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 300,010 outstanding Shares at March 31, 2012 to 150,010 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark.

During the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on April 2, 2012 at $98.67 per Share and reached its low for the period on June 1, 2012 at $65.26 per Share.

The benchmark’s decline of 9.7% for the three months ended June 30, 2012, can be attributed to declining prices of the near-term futures contracts on the VIX Futures curve.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2012:

Three Months Ended June 30, 2012
Net investment income (loss)	(95,652)
Management fee	17,034
Brokerage commissions	39,043
Offering Costs	42,876
Net realized gain (loss)	(2,780,595)
Change in net unrealized appreciation/depreciation	(229,455)
Net income (loss)	(3,105,702)

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
NAV beginning of period	$102,109,475	$6,739,633
NAV end of period	$85,305,861	$13,895,731
Percentage change in NAV	(16.5)%	106.2%
Shares outstanding beginning of period	1,825,005	100,005
Shares outstanding end of period	1,550,005	225,005
Percentage change in shares outstanding	(15.1)%	125.0%
Shares created	125,000	325,000
Shares redeemed	400,000	200,000
Per share NAV beginning of period	$55.95	$67.39
Per share NAV end of period	$55.04	$61.76
Percentage change in per share NAV	(1.6)%	(8.4)%
Percentage change in benchmark	(1.5)%	(8.0)%
Benchmark annualized volatility	41.0%	23.4%

During the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,825,005 outstanding Shares at March 31, 2012 to 1,550,005 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended June 30, 2011, the increase in the Fund’s NAV resulted from an increase from 100,005 outstanding Shares at March 31, 2011 to 225,005 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per share NAV decrease of 1.6% for the three months ended June 30, 2012, as compared to the decrease of 8.4% for the three months ended June 30, 2011, was primarily due to a relatively lesser depreciation in the value of the assets of the Fund during the three months ended June 30, 2012.

During the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on June 4, 2012 at $66.17 per Share and reached its low for the period on May 2, 2012 at $54.44 per Share. By comparison, during the three months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on April 18, 2011 at $69.20 per Share and reached its low for the period on May 31, 2011 at $61.06 per Share.

The benchmark’s decline of 1.5% for the three months ended June 30, 2012, as compared to the benchmark’s decline of 8.0% for the three months ended June 30, 2011, can be attributed to declining prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net investment income (loss)	(209,003)	(20,454)
Management fee	221,167	—
Offering costs	—	31,179
Limitation by Sponsor	—	(8,987)
Net realized gain (loss)	(3,325,390)	(1,172,411)
Change in net unrealized appreciation/depreciation	5,019,242	(331,292)
Net income (loss)	(1,484,849)	(1,524,157)

The Fund’s net income increased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to a lesser decline in the Fund’s benchmark during the three months ended June 30, 2012.

Results of Operations for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

ProShares Ultra DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
NAV beginning of period	$9,058,529	$18,186,658
NAV end of period	$8,231,731	$16,695,263
Percentage change in NAV	(9.1)%	(8.2)%
Shares outstanding beginning of period	350,014	500,014
Shares outstanding end of period	350,014	500,014
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	50,000
Shares redeemed	—	50,000
Per share NAV beginning of period	$25.88	$36.37
Per share NAV end of period	$23.52	$33.39
Percentage change in per share NAV	(9.1)%	(8.2)%
Percentage change in benchmark	(3.7)%	(2.6)%
Benchmark annualized volatility	14.3%	17.4%

During the six months ended June 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2011 to June 30, 2012. By comparison, during the six months ended June 30, 2011, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2010 to June 30, 2011.

For the six months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 9.1% for the period ended June 30, 2012, as compared to the decrease of 8.2% for the period ended June 30, 2011, was primarily due to a relatively greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on February 24, 2012 at $29.02 per Share and reached its low for the period on June 1, 2012 at $20.71 per Share. By comparison, during the six months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on April 29, 2011 at $41.87 per Share and reached its low for the period on June 27, 2011 at $32.21 per Share.

The benchmark’s decline of 3.7% for the six months ended June 30, 2012, as compared to the benchmark’s decline of 2.6% for the six months ended June 30, 2011, can be attributed to a relatively greater depreciation of the underlying components of the index during the six months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net investment income (loss)	$(40,017)	$(85,278)
Management fee	41,946	94,549
Net realized gain (loss)	(2,180,586)	1,990,290
Change in net unrealized appreciation/depreciation	1,393,804	(3,569,175)
Net income (loss)	$(826,799)	$(1,664,163)

The Fund’s net income increased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a decrease in the Fund’s benchmark index in conjunction with a significant decrease in shares outstanding from the six months ended June 30, 2011 to the six months ended June 30, 2012.

ProShares UltraShort DJ-UBS Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
NAV beginning of period	$9,107,146	$1,440,073
NAV end of period	$3,543,535	$29,495,769
Percentage change in NAV	(61.1)%	1,948.2%
Shares outstanding beginning of period	159,997	30,003
Shares outstanding end of period	59,997	609,997
Percentage change in shares outstanding	(62.5)%	1,933.1%
Shares created	—	1,780,000
Shares redeemed	100,000	1,200,006
Per share NAV beginning of period	$56.92	$48.00
Per share NAV end of period	$59.06	$48.35
Percentage change in per share NAV	3.8%	0.7%
Percentage change in benchmark	(3.7)%	(2.6)%
Benchmark annualized volatility	14.3%	17.4%

During the six months ended June 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 159,997 outstanding Shares at December 31, 2011 to 59,997 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the six months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 30,003 outstanding Shares at December 31, 2010 to 609,997 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index.

For the six months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 3.8% for the six months ended June 30, 2012, as compared to the increase of 0.7% for the six months ended June 30, 2011, was primarily due to a relatively greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on June 1, 2012 at $68.06 per Share and reached its low for the period on February 24, 2012 at $50.01 per Share. By comparison, during the six months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on January 7, 2011 at $50.71 per Share and reached its low for the period on April 29, 2011 at $39.91 per Share.

The benchmark’s decline of 3.7% for the six months ended June 30, 2012, as compared to the benchmark’s decline of 2.6% for the six months ended June 30, 2011, can be attributed to a relatively greater depreciation of the underlying components of the index during the six months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net investment income (loss)	$(34,337)	$(76,246)
Management fee	35,996	79,037
Net realized gain (loss)	1,514,989	(5,514,836)
Change in net unrealized appreciation/depreciation	(890,619)	2,416,899
Net income (loss)	$590,033	$(3,174,183)

The Fund’s net income increased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a decrease in the Fund’s benchmark index, during the six months ended June 30, 2011 to the six months ended June 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares UltraShort DJ-UBS Commodity Fund.

ProShares Ultra DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
NAV beginning of period	$251,395,322	$228,133,077
NAV end of period	$489,111,964	$426,397,238
Percentage change in NAV	94.6%	86.9%
Shares outstanding beginning of period	6,149,170	4,562,504
Shares outstanding end of period	17,649,170	9,999,170
Percentage change in shares outstanding	187.0%	119.2%
Shares created	15,900,000	17,475,000
Shares redeemed	4,400,000	12,038,334
Per share NAV beginning of period	$40.88	$50.00
Per share NAV end of period	$27.71	$42.64
Percentage change in per share NAV	(32.2)%	(14.7)%
Percentage change in benchmark	(16.0)%	(5.0)%
Benchmark annualized volatility	26.3%	31.9%

During the six months ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 6,149,170 outstanding Shares at December 31, 2011 to 17,649,170 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil Sub-Index. By comparison, during six months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 4,562,504 outstanding Shares at December 31, 2010 to 9,999,170 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index.

For the six months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 32.2% for the six months ended June 30, 2012, as compared to the decrease of 14.7% for the six months ended June 30, 2011, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on February 24, 2012 at $49.25 per Share and reached its low for the period on June 28, 2012 at $23.36 per Share. By comparison, during the six months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on April 29, 2011 at $63.90 per Share and reached its low for the period on June 27, 2011 at $38.53 per Share.

The benchmark’s decline of 16.0% for the six months ended June 30, 2012, as compared to the benchmark’s decline of 5.0% for the six months ended June 30, 2011, can be attributed to a greater decrease in the price of WTI Crude Oil during the six months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net investment income (loss)	$(1,323,795)	$(1,373,269)
Management fee	1,353,126	1,456,224
Brokerage commission	33,921	54,773
Net realized gain (loss)	(96,612,908)	74,350,857
Change in net unrealized appreciation/depreciation	25,492,054	(29,311,347)
Net income (loss)	$(72,444,649)	$43,666,241

The Fund’s net income decreased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a greater decrease in the price of WTI Crude Oil during the six months ended June 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares Ultra DJ-UBS Crude Oil Fund.

ProShares UltraShort DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
NAV beginning of period	$144,389,893	$132,214,257
NAV end of period	$82,211,941	$160,288,442
Percentage change in NAV	(43.1)%	21.2%
Shares outstanding beginning of period	3,719,944	2,600,003
Shares outstanding end of period	1,669,944	3,319,944
Percentage change in shares outstanding	(55.1)%	27.7%
Shares created	3,600,000	7,080,000
Shares redeemed	5,650,000	6,360,059
Per share NAV beginning of period	$38.82	$50.85
Per share NAV end of period	$49.23	$48.28
Percentage change in per share NAV	26.8%	(5.1)%
Percentage change in benchmark	(16.0)%	(5.0)%
Benchmark annualized volatility	26.3%	31.9%

During the six months ended June 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 3,719,944 outstanding Shares at December 31, 2011 to 1,669,944 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil Sub-Index. By comparison, during the six months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 2,600,003 outstanding Shares at December 31, 2010 to 3,319,944 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Crude Oil Sub-Index.

For the six months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 26.8% for the six months ended June 30, 2012, as compared to the decrease of 5.1% for the six months ended June 30, 2011, was primarily due to a relatively greater appreciation in the value of the assets of the Fund during the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on June 28, 2012 at $60.49 per Share and reached its low for the period on February 24, 2012 at $31.27 per Share. By comparison, during the six months ended June 30, 2011, the Fund’s NAV reached its high for the period on February 15, 2011 at $58.77 per Share and reached its low for the period on April 29, 2011 at $36.11 per Share.

The benchmark’s decline of 16.0% for the six months ended June 30, 2012, as compared to the benchmark’s decline of 5.0% for the six months ended June 30, 2011, can be attributed to a greater decrease in the price of WTI Crude Oil during the six months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net investment income (loss)	$(604,631)	$(669,419)
Management fee	619,066	699,551
Brokerage commission	16,342	32,302
Net realized gain (loss)	50,502,139	17,604,025
Change in net unrealized appreciation/depreciation	(5,585,868)	15,679,185
Net income (loss)	$44,311,640	$32,613,791

The Fund’s net income increased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a greater decrease in the price of WTI Crude Oil during the six months ended June 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares UltraShort DJ-UBS Crude Oil Fund.

ProShares Ultra DJ-UBS Natural Gas*

Since the Fund commenced investment operations on October 4, 2011, a comparison of the Fund’s results of operations for the six months ended June 30, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2012:

Six Months Ended June 30, 2012
NAV beginning of period	$4,079,349
NAV end of period	$62,595,441
Percentage change in NAV	1,434.4%
Shares outstanding beginning of period	40,002
Shares outstanding end of period	1,369,941
Percentage change in shares outstanding	3,324.7%
Shares created	1,380,000
Shares redeemed	50,061
Per share NAV beginning of period	$101.98
Per share NAV end of period	$45.69
Percentage change in per share NAV	(55.2)%
Percentage change in benchmark	(28.2)%
Benchmark annualized volatility	51.9%

During the six months ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 40,002 outstanding Shares at December 31, 2011 to 1,369,941 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Natural Gas Sub-indexSM.

For the six months ended June 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark.

During the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on January 4, 2012 at $109.49 per Share and reached its low for the period on April 19, 2012 at $29.42 per Share.

The benchmark’s decline of 28.2% for the six months ended June 30, 2012, can be attributed to a decrease in the price of Henry Hub Natural Gas during the six months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2012:

Six Months Ended June 30, 2012

Net investment income (loss)	$(218,971)
Management fee	123,202
Brokerage commission	59,119
Offering costs	45,648
Net realized gain (loss)	(26,661,521)
Change in net unrealized appreciation/depreciation	19,418,664
Net income (loss)	$(7,461,828)

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares Ultra DJ-UBS Natural Gas Fund.

ProShares UltraShort DJ-UBS Natural Gas*

Since the Fund commenced investment operations on October 4, 2011, a comparison of the Fund’s results of operations for the six months ended June 30, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2012:

Six Months Ended June 30, 2012
NAV beginning of period	$7,142,310
NAV end of period	$13,643,687
Percentage change in NAV	91.0%
Shares outstanding beginning of period	300,030
Shares outstanding end of period	450,030
Percentage change in shares outstanding	50.0%
Shares created	700,000
Shares redeemed	550,000
Per share NAV beginning of period	$23.81
Per share NAV end of period	$30.32
Percentage change in per share NAV	27.4%
Percentage change in benchmark	(28.2)%
Benchmark annualized volatility	51.9%

During the six months ended June 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 300,030 at December 31, 2011 to 450,030 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Natural Gas Sub-indexSM.

For the six months ended June 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark.

During the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on April 19, 2012 at $61.42 per Share and reached its low for the period on January 4, 2012 at $22.06 per Share.

The benchmark’s decline of 28.2% for the six months ended June 30, 2012, can be attributed to a decrease in the price of Henry Hub Natural Gas during the six months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2012:

Six Months Ended June 30, 2012

Net investment income (loss)	$(109,068)
Management fee	24,973
Brokerage commission	41,476
Offering costs	45,648
Net realized gain (loss)	6,303,016
Change in net unrealized appreciation/depreciation	(5,201,066)
Net income (loss)	$992,882

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the share split for the ProShares UltraShort DJ-UBS Natural Gas Fund.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
NAV beginning of period	$326,399,360	$259,562,075
NAV end of period	$331,012,682	$282,765,412
Percentage change in NAV	1.4%	8.9%
Shares outstanding beginning of period	4,300,014	3,750,014
Shares outstanding end of period	4,150,014	3,650,014
Percentage change in shares outstanding	(3.5)%	(2.7)%
Shares created	400,000	350,000
Shares redeemed	550,000	450,000
Per share NAV beginning of period	$75.91	$69.22
Per share NAV end of period	$79.76	$77.47
Percentage change in per share NAV	5.1%	11.9%
Percentage change in benchmark	4.4%	7.1%
Benchmark annualized volatility	20.2%	13.2%

During the six months ended June 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 4,300,014 outstanding Shares at December 31, 2011 to 4,150,014 outstanding Shares at June 30, 2012. By comparison, during the six months ended June 30, 2011, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 3,750,014 outstanding Shares at December 31, 2010 to 3,650,014 outstanding Shares at June 30, 2011.

For the six months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV increase of 5.1% for the six months ended June 30, 2012, as compared to the increase of 11.9% for the six months ended June 30, 2011, was primarily due to a relatively lesser appreciation in the value of the assets of the Fund during the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on February 28, 2012 at $101.40 per Share and reached its low for the period on May 30, 2012 at $74.51 per Share. By comparison, during the six months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on June 22, 2011 at $82.49 per Share and reached its low for the period on January 28, 2011 at $60.68 per Share.

The benchmark’s rise of 4.4% for the six months ended June 30, 2012, as compared to the benchmark’s rise of 7.1% for the six months ended June 30, 2011, can be attributed to a relatively lesser increase in the price of spot gold in U.S. Dollar terms during the six months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net investment income (loss)	$(1,632,300)	$(1,091,740)
Management fee	1,721,175	1,208,434
Brokerage commission	25	1,810
Net realized gain (loss)	(50,260,706)	50,632,624
Change in net unrealized appreciation/depreciation	64,249,893	(23,927,312)
Net income (loss)	$12,356,887	$25,613,572

The Fund’s net income decreased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a lesser increase in the price of spot gold in U.S. Dollar terms during the six months ended June 30, 2012.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
NAV beginning of period	$198,298,571	$77,732,507
NAV end of period	$129,376,591	$95,525,554
Percentage change in NAV	(34.8)%	22.9%
Shares outstanding beginning of period	9,589,901	2,739,901
Shares outstanding end of period	7,289,901	3,989,901
Percentage change in shares outstanding	(24.0)%	45.6%
Shares created	—	2,000,000
Shares redeemed	2,300,000	750,000
Per share NAV beginning of period	$20.68	$28.37
Per share NAV end of period	$17.75	$23.94
Percentage change in per share NAV	(14.2)%	(15.6)%
Percentage change in benchmark	4.4%	7.1%
Benchmark annualized volatility	20.2%	13.2%

During the six months ended June 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,589,901 outstanding Shares at December 31, 2011 to 7,289,901 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. By comparison, during the six months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 2,739,901 outstanding

Shares at December 31, 2010 to 3,989,901 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the six months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 14.2% for the six months ended June 30, 2012, as compared to the decrease of 15.6% for the six months ended June 30, 2011, was primarily due to a relatively lesser depreciation in the value of the assets of the Fund during the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on May 30, 2012 at $19.37 per Share and reached its low for the period on February 28, 2012 at $14.91 per Share. By comparison, during the six months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on January 28, 2011 at $32.10 per Share and reached its low for the period on June 22, 2011 at $22.56 per Share.

The benchmark’s rise of 4.4% for the six months ended June 30, 2012, as compared to the benchmark’s rise of 7.1% for the six months ended June 30, 2011, can be attributed to a relatively lesser increase in the price of spot gold in U.S. Dollar terms during the six months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net investment income (loss)	$(645,671)	$(388,467)
Management fee	676,801	430,641
Brokerage commission	25	1,853
Net realized gain (loss)	1,713,095	(23,388,790)
Change in net unrealized appreciation/depreciation	(28,676,849)	7,771,249
Net income (loss)	$(27,609,425)	$(16,006,008)

The Fund’s net income decreased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a lesser increase in the price of spot gold in U.S. Dollar terms during the six months ended June 30, 2012.

ProShares Ultra Silver*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
NAV beginning of period	$606,824,420	$547,003,919
NAV end of period	$661,009,190	$881,928,826
Percentage change in NAV	8.9%	61.2%
Shares outstanding beginning of period	14,050,028	7,000,028
Shares outstanding end of period	17,850,028	10,500,028
Percentage change in shares outstanding	27.0%	50.0%
Shares created	5,800,000	7,400,000
Shares redeemed	2,000,000	3,900,000
Per share NAV beginning of period	$43.19	$78.14
Per share NAV end of period	$37.03	$83.99
Percentage change in per share NAV	(14.3)%	7.5%
Percentage change in benchmark	(3.9)%	14.3%
Benchmark annualized volatility	33.1%	58.6%

During the six months ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 14,050,028 outstanding Shares at December 31, 2011 to 17,850,028 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the six months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 7,000,028 outstanding Shares at December 31, 2010 to 10,500,028 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the six months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 14.3% for the six months ended June 30, 2012, as compared to the increase of 7.5% for the six months ended June 30, 2011, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on February 29, 2012 at $73.52 per Share and reached its low for the period on June 25, 2012 at $36.12 per Share. By comparison, during the six months ended June 30, 2011, the Fund’s NAV reached its high for the period on April 28, 2011 at $184.61 per Share and reached its low for the period on January 28, 2011 at $58.40 per Share.

The benchmark’s decline of 3.9% for the six months ended June 30, 2012, as compared to the benchmark’s rise of 14.3% for the six months ended June 30, 2011, can be attributed to a decrease in the price of spot silver in U.S. Dollar terms during the six months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net investment income (loss)	$(3,444,114)	$(3,753,681)
Management fee	3,621,349	4,107,369
Brokerage commission	29	5,228
Net realized gain (loss)	(211,284,072)	67,052,747
Change in net unrealized appreciation/depreciation	64,073,147	(79,979,685)
Net income (loss)	$(150,655,039)	$(16,680,619)

The Fund’s net income decreased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a decrease in the price of spot silver in U.S. Dollar terms during the six months ended June 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the share split for the ProShares Ultra Silver Fund.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
NAV beginning of period	$246,813,921	$99,032,781
NAV end of period	$161,421,101	$657,213,365
Percentage change in NAV	(34.6)%	563.6%
Shares outstanding beginning of period	3,218,874	496,496
Shares outstanding end of period	2,308,489	7,038,874
Percentage change in shares outstanding	(28.3)%	1,317.7%
Shares created	4,160,000	9,137,500
Shares redeemed	5,070,385	2,595,122
Per share NAV beginning of period	$76.68	$199.46
Per share NAV end of period	$69.93	$93.37
Percentage change in per share NAV	(8.8)%	(53.2)%
Percentage change in benchmark	(3.9)%	14.3%
Benchmark annualized volatility	33.1%	58.6%

During the six months ended June 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,218,874 outstanding Shares at December 31, 2011 to 2,308,489 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the six months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 496,496 outstanding Shares at December 31, 2010 to 7,038,874 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the six months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV decrease of 8.8% for the six months ended June 30, 2012, as compared to the decrease of 53.2% for the six months ended June 30, 2011 was primarily due to a lesser depreciation in the value of the assets of the Fund during the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on January 3, 2012 at $73.38 per Share and reached its low for the period on February 29, 2012 at $41.17 per Share. By comparison, during the six months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on January 25, 2011 at $255.54 per Share and reached its low for the period on April 28, 2011 at $66.45 per Share.

The benchmark’s decline of 3.9% for the six months ended June 30, 2012, as compared to the benchmark’s rise of 14.3% for the six months ended June 30, 2011, can be attributed to a decrease in the price of spot silver in U.S. Dollar terms during the six months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net investment income (loss)	$(859,192)	$(1,380,998)
Management fee	903,594	1,483,259
Brokerage commission	25	2,287
Net realized gain (loss)	3,378,419	(52,341,860)
Change in net unrealized appreciation/depreciation	(21,048,743)	27,009,796
Net income (loss)	$(18,529,516)	$(26,713,062)

The Fund’s net income increased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a decrease in the price of spot silver in U.S. Dollar terms in conjunction with significant fluctuations in outstanding shares during the six months ended June 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share splits for the ProShares UltraShort Silver Fund.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
NAV beginning of period	$9,554,748	$7,729,684
NAV end of period	$5,659,156	$9,061,264
Percentage change in NAV	(40.8)%	17.2%
Shares outstanding beginning of period	400,014	300,014
Shares outstanding end of period	250,014	300,014
Percentage change in shares outstanding	(37.5)%	0.0%
Shares created	50,000	—
Shares redeemed	200,000	—
Per share NAV beginning of period	$23.89	$25.76
Per share NAV end of period	$22.64	$30.20
Percentage change in per share NAV	(5.2)%	17.2%
Percentage change in benchmark	(2.2)%	8.5%
Benchmark annualized volatility	8.9%	10.7%
During the six months ended June 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 400,014 outstanding Shares at December 31, 2011 to 250,014 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the six months ended June 30, 2011, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2010 to June 30, 2011.

For the six months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 5.2% for the six months ended June 30, 2012, as compared to the increase of 17.2% for the six months ended June 30, 2011 was primarily due to a decrease in the value of the assets held by the Fund during the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on February 24, 2012 at $25.78 per Share and reached its low for the period on May 31, 2012 at $21.64 per Share. By comparison, during the six months ended June 30, 2011, the Fund’s NAV reached its high for the period on May 3, 2011 at $31.63 per Share and reached its low for the period on January 7, 2011 at $24.01 per Share.

The benchmark’s decline of 2.2% for the six months ended June 30, 2012, as compared to the benchmark’s rise of 8.5% for the six months ended June 30, 2011, can be attributed to a decline in the value of the Euro versus the U.S. Dollar during the six months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net investment income (loss)	$(37,243)	$(36,218)
Management fee	38,818	40,060
Net realized gain (loss)	(866,755)	1,607,107
Change in net unrealized appreciation/depreciation	640,606	(239,309)
Net income (loss)	$(263,392)	$1,331,580

The Fund’s net income decreased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a decline in the value of the Euro versus the U.S. Dollar during the six months ended June 30, 2012.

ProShares Short Euro

Since the Fund commenced investment operations on June 26, 2012, a comparison of the Fund’s results of operations for the six months ended June 30, 2011 has not been provided. In addition, since the Fund commenced investment operations on June 26, 2012, the Fund’s results of operations for the period ended June 30, 2012 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund from commencement of operations to June 30, 2012:

Period Ended June 30, 2012
NAV beginning of period	$200
NAV end of period	$3,947,410
Percentage change in NAV	1,973,605.0%
Shares outstanding beginning of period	5
Shares outstanding end of period	100,005
Percentage change in shares outstanding	2,000,000.0%
Shares created	100,000
Shares redeemed	—
Per share NAV beginning of period	$40.00
Per share NAV end of period	$39.47
Percentage change in per share NAV	(1.3)%
Percentage change in benchmark	1.3%
Benchmark annualized volatility (for the six months ended June 30, 2012)	8.9%

During the period ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at June 26, 2012 to 100,005 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the period ended June 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark.

During the period ended June 30, 2012, the Fund’s per share NAV reached its high for the period on June 28, 2012 at $40.15 per Share and reached its low for the period on June 30, 2012 at $39.47 per Share.

The benchmark’s rise of 1.3% for the period ended June 30, 2012, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the period ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund from commencement of operations to June 30, 2012:

Period Ended June 30, 2012

Net investment income (loss)	$(477)
Brokerage commission	63
Offering costs	562
Limitation by Sponsor	(148)
Net realized gain (loss)	(2,000)
Change in net unrealized appreciation/depreciation	(52,313)
Net income (loss)	$(52,790)

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
NAV beginning of period	$1,100,159,546	$444,412,995
NAV end of period	$896,915,348	$632,327,167
Percentage change in NAV	(18.5)%	42.3%
Shares outstanding beginning of period	54,100,014	21,900,014
Shares outstanding end of period	42,900,014	37,750,014
Percentage change in shares outstanding	(20.7)%	72.4%
Shares created	10,350,000	20,050,000
Shares redeemed	21,550,000	4,200,000
Per share NAV beginning of period	$20.34	$20.29
Per share NAV end of period	$20.91	$16.75
Percentage change in per share NAV	2.8%	(17.5)%
Percentage change in benchmark	(2.2)%	8.5%
Benchmark annualized volatility	8.9%	10.7%

During the six months ended June 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 54,100,014 outstanding Shares at December 31, 2011 to 42,900,014 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the six months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 21,900,014 outstanding Shares at December 31, 2010 to 37,750,014 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the six months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 2.8% for the six months ended June 30, 2012, as compared to the per share NAV decrease of 17.5% for the six months ended June 30, 2011 was primarily due to an appreciation in the value of the assets held by the Fund during the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on May 31, 2012 at $21.98 per Share and reached its low for the period on February 24, 2012 at $18.67 per Share. By comparison, during the six months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on January 7, 2011 at $21.74 per Share and reached its low for the period on May 3, 2011 at $16.22 per Share.

The benchmark’s decline of 2.2% for the six months ended June 30, 2012, as compared to the benchmark’s rise of 8.5% for the six months ended June 30, 2011, can be attributed to decline in the value of the Euro versus the U.S. Dollar during the six months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net investment income (loss)	$(4,094,137)	$(1,901,910)
Management fee	4,293,156	2,120,677
Net realized gain (loss)	120,953,665	(101,430,775)
Change in net unrealized appreciation/depreciation	(89,972,911)	10,618,659
Net income (loss)	$26,886,617	$(92,714,026)

The Fund’s net income increased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a decline in the value of the Euro versus the U.S. Dollar during the six months ended June 30, 2012.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
NAV beginning of period	$5,471,075	$5,024,240
NAV end of period	$5,024,268	$3,376,952
Percentage change in NAV	(8.2)%	(32.8)%
Shares outstanding beginning of period	150,014	150,014
Shares outstanding end of period	150,014	100,014
Percentage change in shares outstanding	0.0%	(33.3)%
Shares created	—	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$36.47	$33.49
Per share NAV end of period	$33.49	$33.76
Percentage change in per share NAV	(8.2)%	0.8%
Percentage change in benchmark	(3.7)%	0.8%
Benchmark annualized volatility	8.5%	8.9%

During the six months ended June 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2011 to June 30, 2012. By comparison, during the six months ended June 30, 2011, the decrease in the Fund’s NAV resulted primarily from a decrease from 150,014 outstanding Shares at December 31, 2010 to 100,014 outstanding Shares at June 30, 2011. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the six months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per share NAV decrease of 8.2% for the six months ended June 30, 2012, as compared to the increase of 0.8% for the six months ended June 30, 2011, was primarily due to a depreciation in the value of the assets held by the Fund during the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on February 2, 2012 at $37.15 per Share and reached its low for the period on March 14, 2012 at $30.68 per Share. By comparison, during the six months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on March 17, 2011 at $35.34 per Share and reached its low for the period on April 6, 2011 at $30.09 per Share.

The benchmark’s decline of 3.7% for the six months ended June 30, 2012, as compared to the benchmark’s rise of 0.8% for the six months ended June 30, 2011, can be attributed to a decline in the value of the Japanese Yen versus the U.S. Dollar during the six months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net investment income (loss)	$(22,775)	$(14,422)
Management fee	24,019	15,917
Net realized gain (loss)	(221,168)	226,199
Change in net unrealized appreciation/depreciation	(202,864)	(265,476)
Net income (loss)	$(446,807)	$(53,699)

The Fund’s net income decreased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a decrease in the value of the Japanese Yen versus the U.S. Dollar during the six months ended June 30, 2012.

ProShares UltraShort Yen*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
NAV beginning of period	$221,131,994	$207,685,813
NAV end of period	$230,703,599	$356,417,645
Percentage change in NAV	4.3%	71.6%
Shares outstanding beginning of period	5,399,294	4,416,671
Shares outstanding end of period	5,299,294	7,850,005
Percentage change in shares outstanding	(1.9)%	77.7%
Shares created	2,300,000	6,533,334
Shares redeemed	2,400,000	3,100,000
Per share NAV beginning of period	$40.96	$47.02
Per share NAV end of period	$43.53	$45.40
Percentage change in per share NAV	6.3%	(3.4)%
Percentage change in benchmark	(3.7)%	0.8%
Benchmark annualized volatility	8.5%	8.9%

During the six months ended June 30, 2012, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. The increase in the Fund’s NAV was offset by a decrease from 5,399,294 outstanding Shares at December 31, 2011 to 5,299,294 outstanding Shares at June 30, 2012. By comparison, during the six months ended June 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 4,416,671 outstanding Shares at December 31, 2010 to 7,850,005 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the six months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per share NAV increase of 6.3% for the six months ended June 30, 2012, as compared to the decrease of 3.4% for the six months ended June 30, 2011 was primarily due to an appreciation in the value of the assets held by the Fund during the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on March 14, 2012 at $48.20 per Share and reached its low for the period on February 2, 2012 at $40.08 per Share. By comparison, during the six months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on April 6, 2011 at $51.44 per Share and reached its low for the period on March 17, 2011 at $44.06 per Share.

The benchmark’s decline of 3.7% for the six months ended June 30, 2012, as compared to the benchmark’s rise of 0.8% for the six months ended June 30, 2011, can be attributed to a decline in the value of the Japanese Yen versus the U.S. Dollar during the six months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net investment income (loss)	$(1,099,015)	$(1,375,798)
Management fee	1,162,217	1,527,901
Net realized gain (loss)	10,453,500	(21,725,210)
Change in net unrealized appreciation/depreciation	8,445,930	13,711,620
Net income (loss)	$17,800,415	$(9,389,388)

The Fund’s net income increased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a decrease in the value of the Japanese Yen versus the U.S. Dollar during the six months ended June 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares UltraShort Yen Fund.

ProShares Ultra VIX Short-Term Futures ETF*

Since the Fund commenced investment operations on October 3, 2011, a comparison of the Fund’s results of operations for the six months ended June 30, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2012:

Six Months Ended June 30, 2012
NAV beginning of period	$9,881,113
NAV end of period	$299,133,075
Percentage change in NAV	2,927.3%
Shares outstanding beginning of period	133,335
Shares outstanding end of period	31,091,512
Percentage change in shares outstanding	23,218.3%
Shares created	54,475,000
Shares redeemed	23,516,823
Per share NAV beginning of period	$74.11
Per share NAV end of period	$9.62
Percentage change in per share NAV	(87.0)%
Percentage change in benchmark	(57.9)%
Benchmark annualized volatility	76.9%

During the six months ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 133,335 outstanding Shares at December 31, 2011 to 31,091,512 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark.

During the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on January 3, 2012 at $64.90 per Share and reached its low for the period on June 30, 2012 at $9.62 per Share.

The benchmark’s decline of 57.9% for the six months ended June 30, 2012, can be attributed to decreasing prices of the near-term futures contracts on the VIX futures curve.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2012:

Six Months Ended June 30, 2012

Net investment income (loss)	$(1,274,828)
Management fee	630,453
Brokerage commission	612,128
Offering costs	50,028
Net realized gain (loss)	(178,724,736)
Change in net unrealized appreciation/depreciation	(59,423,482)
Net income (loss)	$(239,423,046)

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
NAV beginning of period	$30,549,903	$400
NAV end of period	$137,638,067	$46,602,361
Percentage change in NAV	350.5%	11,650,490.3%
Shares outstanding beginning of period	400,005	5
Shares outstanding end of period	4,300,005	1,025,005
Percentage change in shares outstanding	975.0%	20,500,000.0%
Shares created	9,500,000	2,125,000
Shares redeemed	5,600,000	1,100,000
Per share NAV beginning of period	$76.37	$80.00
Per share NAV end of period	$32.01	$45.47
Percentage change in per share NAV	(58.1)%	(43.2)%
Percentage change in benchmark	(57.9)%	(43.8)%
Benchmark annualized volatility	76.9%	53.3%

During the six months ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 400,005 outstanding Shares at December 31, 2011 to 4,300,005 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2011, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at December 31, 2010 to 1,025,005 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per share NAV decrease of 58.1% for the six months ended June 30, 2012, as compared to the decrease of 43.2% for the six months ended June 30, 2011, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on January 3, 2012 at $71.63 per Share and reached its low for the period on June 29, 2012 at $32.01 per Share. By comparison, during the six months ended June 30, 2011, the Fund’s per share NAV reached its high for the period March 16, 2011 at $81.40 per Share and reached its low for the period on June 30, 2011 at $45.47 per Share.

The benchmark’s decline of 57.9% for the six months ended June 30, 2012, as compared to the benchmark’s decline of 43.8% for the six months ended June 30, 2011, can be attributed to a greater decline in prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net investment income (loss)	$(448,030)	$(124,479)
Management fee	473,017	36,288
Offering costs	1,090	98,128
Net realized gain (loss)	(52,093,077)	(12,792,140)
Change in net unrealized appreciation/depreciation	(16,309,275)	(4,452,017)
Net income (loss)	$(68,850,382)	$(17,368,636)

The Fund’s net income decreased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to the greater decrease in the Fund’s benchmark during the six months ended June 30, 2012.

ProShares Short VIX Short-Term Futures ETF

Since the Fund commenced investment operations on October 3, 2011, a comparison of the Fund’s results of operations for the six months ended June 30, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2012:

Six Months Ended June 30, 2012
NAV beginning of period	$7,760,424
NAV end of period	$13,585,406
Percentage change in NAV	75.1%
Shares outstanding beginning of period	150,010
Shares outstanding end of period	150,010
Percentage change in shares outstanding	0.0%
Shares created	2,350,000
Shares redeemed	2,350,000
Per share NAV beginning of period	$51.73
Per share NAV end of period	$90.56
Percentage change in per share NAV	75.1%
Percentage change in benchmark	(57.9)%
Benchmark annualized volatility	76.9%

During the six months ended June 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. There was no net change in the Fund’s outstanding Shares from December 31, 2011 to June 30, 2012.

For the six months ended June 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark.

During the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on March 26, 2012 at $107.36 per Share and reached its low for the period on January 3, 2012 at $54.97 per Share.

The benchmark’s decline of 57.9% for the six months ended June 30, 2012, can be attributed to declining prices of the near-term futures contracts on the VIX Futures curve.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2012:

Six Months Ended June 30, 2012

Net investment income (loss)	$(149,683)
Management fee	35,978
Brokerage commission	67,872
Offering costs	50,028
Net realized gain (loss)	4,077,098
Change in net unrealized appreciation/depreciation	586,346
Net income (loss)	$4,513,761

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
NAV beginning of period	$90,821,428	$400
NAV end of period	$85,305,861	$13,895,731
Percentage change in NAV	(6.1)%	3,473,832.8%
Shares outstanding beginning of period	1,225,005	5
Shares outstanding end of period	1,550,005	225,005
Percentage change in shares outstanding	26.5%	4,500,000.0%
Shares created	925,000	475,000
Shares redeemed	600,000	250,000
Per share NAV beginning of period	$74.14	$80.00
Per share NAV end of period	$55.04	$61.76
Percentage change in per share NAV	(25.8)%	(22.8)%
Percentage change in benchmark	(25.6)%	(23.4)%
Benchmark annualized volatility	35.2%	27.1%

During the six months ended June 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,225,005 outstanding Shares at December 31, 2011 to 1,550,005 outstanding Shares at June 30, 2012. By comparison, during the six months ended June 30, 2011, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at December 31, 2010 to 225,005 outstanding Shares at June 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the six months ended June 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per share NAV decrease of 25.8% for the six months ended June 30, 2012, as compared to the decrease of 22.8% for the six months ended June 30, 2011, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on January 3, 2012 at $71.93 per Share and reached its low for the period on May 2, 2012 at $54.44 per Share. By comparison, during the six months ended June 30, 2011, the Fund’s per share NAV reached its high for the period on January 3, 2011 at $80.00 per Share and reached its low for the period on May 31, 2011 at $61.06 per Share.

The benchmark’s decline of 25.6% for the six months ended June 30, 2012, as compared to the benchmark’s decline of 23.4% for the six months ended June 30, 2011, can be attributed to a greater decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the six months ended June 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net investment income (loss)	$(413,863)	$(31,763)
Management fee	431,431	—
Offering costs	682	61,330
Limitation by Sponsor	—	(26,552)
Net realized gain (loss)	(25,745,480)	(1,860,602)
Change in net unrealized appreciation/depreciation	(16,257)	(414,073)
Net income (loss)	$(26,175,600)	$(2,306,438)

The Fund’s net income decreased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a greater decline in the Fund’s benchmark during the six months ended June 30, 2012.

Off-Balance Sheet Arrangements and Contractual Obligations

As of August 9, 2012, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

Forward agreements do not involve the delivery of assets at the onset of a transaction, but may be settled physically in the underlying asset if such contracts are held to expiration, particularly in the case of currency forwards. Thus, prior to settlement, if the counterparty to a forward contract defaults, a Fund’s risk of loss will generally consist of the net amount of payments that the Fund is contractually entitled to receive, if any. However, if physically settled forwards are held until expiration (presently, there is no plan to do this), at the time of settlement, a Fund may be at risk for the full notional value of the forward contracts depending on the type of settlement procedures used.

The Sponsor attempts to minimize certain of these market and credit risks by normally:

•	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;

•	limiting the outstanding amounts due from counterparties to the Funds;

•	not posting margin directly with a counterparty;

•	generally requiring that the counterparty posts collateral in amounts approximately equal to that owed to the Funds, as marked to market daily;

•	limiting the amount of margin or premium posted at a futures commission merchant (“FCM”); and

•	ensuring that deliverable contracts are not held to such a date when delivery of the underlying asset could be called for.

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

For financial reporting purposes, the Leveraged Funds and the VIX Funds value or will value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of some Leveraged Funds’ and VIX Funds’ final creation/redemption NAV for the three and six months ended June 30, 2012.

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

Since the ProShares Ultra DJ-UBS Natural Gas Fund, ProShares UltraShort DJ-UBS Natural Gas Fund, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares Short Euro were not conducting operations as of June 30, 2011, comparisons of the positions in certain Financial Instruments for those Funds as of June 30, 2011 have not been provided. As of June 30, 2012, each of the New Funds had not commenced investment operations; therefore, these quantitative and qualitative disclosures about market risk do not include comparisons of positions in certain Financial Instruments for the New Funds.

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of June 30, 2012 and 2011, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra DJ-UBS Commodity:

As of June 30, 2012 and 2011, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s swap positions as of June 31, 2012 and 2011, which were sensitive to commodity price risk.

Swap Agreements as of June 30, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$135.4213	$11,453,852
Dow Jones-UBS Commodity Index	UBS AG	Long	135.4213	4,988,984

Swap Agreements as of June 30, 2011

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$157.5247	$8,152,130
Dow Jones-UBS Commodity Index	UBS AG	Long	157.5247	25,337,039

The June 30, 2012 and 2011 swap notional amounts are calculated by multiplying units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two.

See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2012 (“the Form 10-K”), for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Commodity:

As of June 30, 2012 and 2011, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s short swap positions as of June 30, 2012 and 2011, which were sensitive to commodity price risk.

Swap Agreements as of June 30, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$135.4213	$(6,247,978)
Dow Jones-UBS Commodity Index	UBS AG	Short	135.4213	(839,312)

Swap Agreements as of June 30, 2011

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$157.5247	$(14,458,798)
Dow Jones-UBS Commodity Index	UBS AG	Short	157.5247	(44,002,256)

The June 30, 2012 and 2011 short swap notional amounts are calculated by multiplying units times the closing level of the Index. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amounts, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Crude Oil:

As of June 30, 2012 and 2011, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS WTI Crude Oil Sub-Index. The following tables provide information about the Fund’s positions in these Financial Instruments as June 30, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	September 2012	4,525	$85.37	1,000	$386,299,250

Swap Agreements as of June 30, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Sub-Index	Goldman Sachs International	Long	$218.0585	$189,823,923
Dow Jones-UBS WTI Crude Oil Sub-Index	Societe Generale S.A	Long	218.0585	187,236,795
Dow Jones-UBS WTI Crude Oil Sub-Index	UBS AG	Long	218.0585	214,979,837

Futures Positions as of June 30, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	September 2011	3,681	$95.96	1,000	$353,228,760

Swap Agreements as of June 30, 2011

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Long	$256.1940	$167,208,929
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Long	256.1940	332,370,201

The June 30, 2012 and 2011 futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2012 and 2011 swap notional amounts are calculated by multiplying the number of units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Crude Oil:

As of June 30, 2012 and 2011, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS WTI Crude Oil Sub-Index. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	September 2012	902	$85.37	1,000	$(77,003,740)

Swap Agreements as of June 30, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Sub-Index	Goldman Sachs International	Short	$218.0585	$(35,717,240)
Dow Jones-UBS WTI Crude Oil Sub-Index	Societe Generale S.A.	Short	218.0585	(37,072,664)
Dow Jones-UBS WTI Crude Oil Sub-Index	UBS AG	Short	218.0585	(14,593,741)

Futures Positions as of June 30, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Short	September 2011	1,146	$95.96	1,000	$(109,970,160)

Swap Agreements as of June 30, 2011

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Crude Oil Sub-Index	Goldman Sachs International	Short	$256.1940	$(73,730,860)
Dow Jones-UBS Crude Oil Sub-Index	UBS AG	Short	256.1940	(136,879,095)

The June 30, 2012 and 2011 short futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2012 and 2011 short swap notional amounts are calculated by multiplying the number of units times the closing level of the Index. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Natural Gas:

As of June 30, 2012, the ProShares DJ-UBS Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2012, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2012	4,419	$2.833	10,000	$125,190,270

The June 30, 2012 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort DJ-UBS Natural Gas:

As of June 30, 2012, the ProShares UltraShort DJ-UBS Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2012, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2012	963	$2.833	10,000	$(27,281,790)

The June 30, 2012 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Gold:

As of June 30, 2012 and 2011, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2012	2	$1,604.20	100	$320,840

Forward Agreements as of June 30, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$1,598.60	$171,401,892
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,598.60	169,451,600
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,598.60	320,839,020

Futures Positions as of June 30, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2011	84	$1,502.80	100	$12,623,520

Forward Agreements as of June 30, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$1,505.55	$141,401,256
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,505.55	411,466,815

The June 30, 2012 and 2011 futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2012 and 2011 forward notional amounts equal units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Gold:

As of June 30, 2012 and 2011, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2012	2	$1,604.20	100	$(320,840)

Forward Agreements as of June 30, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$1,598.60	$(57,706,263)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,598.60	(103,909,000)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,598.60	(96,795,230)

Futures Positions as of June 30, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2011	32	$1,502.80	100	$(4,808,960)

Forward Agreements as of June 30, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$1,505.55	$(45,916,264)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,505.55	(140,317,260)

The June 30, 2012 and 2011 short futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2012 and 2011 short forward notional amounts equal units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of June 30, 2012 and 2011, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2012	2	$27.612	5,000	$276,120

Forward Agreements as of June 30, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$27.0826	$446,261,666
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	27.0826	528,246,113
0.999 Fine Troy Ounce Silver	UBS AG	Long	27.0826	347,226,015

Futures Positions as of June 30, 3011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2011	287	$34.832	5,000	$49,983,920

Forward Agreements as of June 30, 3011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$35.0210	$421,855,962
0.999 Fine Troy Ounce Silver	UBS AG	Long	35.0210	1,292,765,194

The June 30, 2012 and 2011 futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2012 and 2011 forward notional amounts equal units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of June 30, 2012 and 2011, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2012	2	$27.612	5,000	$(276,120)

Forward Agreements as of June 30, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$27.0826	$(120,612,359)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	27.0826	(115,967,693)
0.999 Fine Troy Ounce Silver	UBS AG	Short	27.0826	(86,014,338)

Futures Positions as of June 30, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2011	207	$34.832	5,000	$(36,051,120)

Forward Agreements as of June 30, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$35.0210	$(312,825,083)
0.999 Fine Troy Ounce Silver	UBS AG	Short	35.0210	(964,933,613)

The June 30, 2012 and 2011 short futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2012 and 2011 short forward notional amounts equal units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of June 30, 2012 and 2011, each of the Currency Fund’s positions were as follows:

ProShares Ultra Euro:

As of June 30, 2012 and 2011, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2012 and 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/13/12	3,111,925	1.2657	$3,938,712
Euro	UBS AG	Long	07/13/12	6,099,200	1.2657	7,719,657
Euro	Goldman Sachs International	Short	07/13/12	(94,100)	1.2657	(119,101)
Euro	UBS AG	Short	07/13/12	(175,000)	1.2657	(221,494)

Foreign Currency Forward Contracts as of June 30, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/08/11	6,308,625	1.4500	$9,147,615
Euro	UBS AG	Long	07/08/11	6,990,900	1.4500	10,136,925
Euro	Goldman Sachs International	Short	07/08/11	(248,800)	1.4500	(360,764)
Euro	UBS AG	Short	07/08/11	(551,400)	1.4500	(799,540)

The June 30, 2012 and 2011 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Short Euro:

As of June 30, 2012, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2012, which were sensitive to exchange rate price risk.

Futures Positions as of June 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	September 2012	25	$1.2666	125,000	$(3,958,125)

The June 30, 2012 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $1.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort Euro:

As of June 30, 2012 and 2011, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2012 and 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/13/12	63,067,500	1.2657	$79,823,488
Euro	UBS AG	Long	07/13/12	223,693,100	1.2657	283,124,643
Euro	Goldman Sachs International	Short	07/13/12	(791,263,425)	1.2657	(1,001,488,982)
Euro	UBS AG	Short	07/13/12	(912,940,100)	1.2657	(1,155,493,129)

Foreign Currency Forward Contracts as of June 30, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/08/11	12,347,800	1.4500	$17,904,522
Euro	UBS AG	Long	07/08/11	105,580,800	1.4500	153,093,974
Euro	Goldman Sachs International	Short	07/08/11	(438,423,925)	1.4500	(635,722,225)
Euro	UBS AG	Short	07/08/11	(550,659,000)	1.4500	(798,465,012)

The June 30, 2012 and 2011 USD market values equal the number of Euros multiplied by the forward rate. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of June 30, 2012 and 2011, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2012 and 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/13/12	382,717,100	0.012513	$4,788,865
Yen	UBS AG	Long	07/13/12	449,100,000	0.012513	5,619,502
Yen	Goldman Sachs International	Short	07/13/12	(4,462,700)	0.012513	(55,841)
Yen	UBS AG	Short	07/13/12	(24,415,100)	0.012513	(305,501)

Foreign Currency Forward Contracts as of June 30, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/08/11	324,120,000	0.012421	$4,025,945
Yen	UBS AG	Long	07/08/11	234,410,000	0.012421	$2,911,643
Yen	Goldman Sachs International	Short	07/08/11	(4,300,000)	0.012421	(53,411)
Yen	UBS AG	Short	07/08/11	(10,490,000)	0.012421	(130,298)

The June 30, 2012 and 2011 USD market values equal the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of June 30, 2012 and 2011, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2012 and 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/13/12	2,305,597,000	0.012513	$28,849,490
Yen	UBS AG	Long	07/13/12	909,777,700	0.012513	11,383,873
Yen	Goldman Sachs International	Short	07/13/12	(14,551,033,100)	0.012513	(182,074,269)
Yen	UBS AG	Short	07/13/12	(25,555,231,200)	0.012513	(319,767,676)

Foreign Currency Forward Contracts as of June 30, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/08/11	2,235,880,000	0.012421	$27,772,213
Yen	UBS AG	Long	07/08/11	6,524,880,000	0.012421	81,046,549
Yen	Goldman Sachs International	Short	07/08/11	(31,837,740,000)	0.012421	(395,461,518)
Yen	UBS AG	Short	07/08/11	(34,312,880,000)	0.012421	(426,205,617)

The June 30, 2012 and 2011 USD market values equal the number of Yen multiplied by the forward rate. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of June 30, 2012 and, as applicable, June 30, 2011, each of the VIX Funds’ positions were as follows:

ProShares Ultra VIX Short-Term Futures ETF

As of June 30, 2012, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to the S&P 500 VIX Short-Term Futures Index. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2012, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2012	16,212	$19.55	1,000	$316,944,600
VIX Futures (CBOE)	Long	August 2012	11,781	21.95	1,000	258,592,950

Swap Agreements as of June 30, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
S&P 500 VIX Short-Term Futures Index	Societe Generale S.A.	Long	5,515.55	$25,923,085

ProShares VIX Short-Term Futures ETF

As of June 30, 2012 and 2011, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2012 and 2011, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2012	3,904	$19.55	1,000	$76,323,200
VIX Futures (CBOE)	Long	August 2012	2,855	21.95	1,000	62,667,250

Futures Positions as of June 30, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX (CBOE)	Long	July 2011	1,280	$17.70	1,000	$22,656,000
VIX (CBOE)	Long	August 2011	1,278	18.75	1,000	23,962,500

ProShares Short VIX Short-Term Futures ETF

As of June 30, 2012, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2012, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	July 2012	383	$19.55	1,000	$(7,487,650)
VIX Futures (CBOE)	Short	August 2012	273	21.95	1,000	(5,992,350)

ProShares VIX Mid-Term Futures ETF

As of June 30, 2012 and 2011, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2012 and 2011, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2012	639	$24.60	1,000	$15,719,400
VIX Futures (CBOE)	Long	November 2012	1,103	25.45	1,000	28,071,350
VIX Futures (CBOE)	Long	December 2012	1,103	26.00	1,000	28,678,000
VIX Futures (CBOE)	Long	January 2013	465	27.65	1,000	12,857,250

Futures Positions as of June 30, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX (CBOE)	Long	October 2011	101	$22.00	1,000	$2,222,000
VIX (CBOE)	Long	November 2011	203	22.55	1,000	4,577,650
VIX (CBOE)	Long	December 2011	204	22.70	1,000	4,630,800
VIX (CBOE)	Long	January 2012	101	24.30	1,000	2,454,300

Qualitative Disclosure

As described above in Item 2 of this Quarterly Report on Form 10-Q, it is the investment objective of each Geared Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, whether positive or negative, of its corresponding benchmark. Each UltraPro Fund will seek daily investment results (before fees and expenses) that correspond to three times (3x) the daily performance of its corresponding benchmark. Each Ultra Fund seeks or will seek daily investment results (before fees and expenses) that correspond to twice (2x) the daily performance of its corresponding benchmark. Each Short Fund will seek daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks or will seek daily investment results (before fees and expenses) that correspond to twice the inverse (-2x) of the daily performance of its corresponding benchmark. Each UltraPro Fund will seek daily investment results (before fees and expenses) that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results (before fees and expenses) that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than one day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Investors should monitor their ProShares holdings consistent with their strategies, as frequently as daily. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. The Matching VIX Funds seek to achieve their stated investment objective both over a single day and over time. The Managed Futures Funds will seek to achieve their stated investment objective over time.

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

For Geared Funds, the impact of the Index’s movements during the day also affects whether the Fund’s portfolio needs to be re-positioned. For example, if the Index for an UltraPro Fund or an Ultra Fund has risen on a given day, net assets of the Fund should rise. As a result, the Fund’s long exposure will need to be increased to the extent there are not offsetting factors such as redemption activity. Conversely, if the Index has fallen on a given day, net assets of an UltraPro Fund or an Ultra Fund should fall. As a result, the Fund’s long exposure will generally need to be decreased. Net assets for Short Funds, UltraShort Funds or UltraPro Short Funds will generally decrease when the Index rises on a given day. As a result, the Fund’s short exposure may need to be decreased. Conversely, if the Index has fallen on a given day, a Short Fund’s, an UltraShort Fund’s or an UltraPro Short Fund’s assets should rise. As a result, its short exposure may need to be increased.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of June 30, 2012, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Except as noted below, there has not been a material change to the Risk Factors previously disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012.

Risks Related to All VIX Funds

The VIX Funds are benchmarked to either the S&P 500 VIX Short-Term Futures Index or the S&P VIX Mid-Term Futures Index (together “VIX Funds Indexes”). They are not benchmarked to the VIX or actual realized volatility of the S&P 500.

The level of the VIX Funds Indexes are based on the value of the relevant futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange, Incorporated (“CBOE”) Volatility Index (the “VIX”) comprising the applicable VIX Funds Index. Each VIX Fund is benchmarked to its respective VIX Funds Index and the VIX Funds are not linked to the VIX (which is a measure of implied volatility of the S&P 500 over the next 30 days derived from option prices), to realized volatility of the S&P 500 or to the options that underlie the VIX calculation. Each VIX Fund should be expected to perform very differently from the VIX over all periods of time. In many cases the VIX Fund Indexes will significantly underperform the VIX. Furthermore, because each VIX Fund may invest in VIX futures contracts other than the VIX futures contracts comprising the Fund’s VIX Funds Index, the VIX Funds may perform differently than their respective VIX Funds Indexes.

Risks Related to All Funds

Credit and liquidity risks associated with collateralized repurchase agreements.

A portion of each Fund’s assets may be held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds and collateralized repurchase agreements). These securities may be used for direct investment or serve as collateral for such Fund’s trading in Financial Instruments, as applicable, and may include collateralized repurchase agreements. Collateralized repurchase agreements involve an agreement to purchase a security and to sell that security back to the original seller at an agreed-upon price. The resale price reflects the purchase price plus an agreed-upon incremental amount which is unrelated to the coupon rate or maturity of the purchased security. As protection against the risk that the original seller will not fulfill its obligation, the buyer receives collateral marked-to-market daily, and maintained at a value at least equal to the sale price plus the accrued incremental amount. Although the collateralized repurchase agreements that the Funds enter into require that counterparties (which act as original sellers) over-collateralize the amount owed to a Fund with U.S. Treasury securities and/or agency securities, there is a risk that such collateral could decline in price at the same time that the counterparty defaults on its obligation to repurchase the security. If this occurs, a Fund may incur losses or delays in receiving proceeds. To minimize these risks, the Funds typically enter into transactions only with large, well-capitalized and well established financial institutions.

The Funds may be subject to counterparty risks.

Certain of the Funds will use swap agreements and/or forward contracts as a means to achieve their respective investment objectives. Such Funds will use either swap agreements and/or forward contracts referencing their respective benchmarks. These Funds may also invest in other swap agreements or forward contracts if such instruments tend to exhibit trading prices or returns that correlate with the benchmark or a component of the benchmark and will further the investment objective of the Fund. Certain Funds may invest in swap agreements if position accountability rules or position limits are reached with respect to specific futures contracts or the market for a specific futures contract experiences emergencies (e.g., natural disaster, terrorist attack or an act of God) or disruptions (e.g., a trading halt or a flash crash) that prevent the Funds from obtaining the appropriate amount of investment exposure to the affected futures contract or certain other futures contracts. Although unlikely, those Funds, under these circumstances, could have 100% exposure to swap agreements.

Swap agreements and forward contracts are generally traded over the counter and are essentially unregulated by the CFTC. Investors, therefore, do not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with each Fund’s swap agreements or forward contracts. The lack of regulation in these markets could expose investors to significant losses under certain circumstances including in the event of trading abuses or financial failure by participants.

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

The Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily. To the extent any such collateral is insufficient or there are delays in accessing the collateral, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings. The Funds typically enter into transactions only with large, well-capitalized and well established financial institutions.

Swaps or forward contracts are less liquid than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are generally entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, are not transferable without the consent of the counterparty.

If the level of the Fund’s benchmark has a dramatic intraday move that would cause a material decline in the Fund’s NAV, the terms of the swap may permit the counterparty to immediately close out the transaction with the Fund. In that event, it may not be possible for the Fund to enter into another swap agreement or to invest in other Financial Instruments necessary to achieve the desired exposure consistent with the Fund’s objective. This, in turn, may prevent the Fund from achieving its investment objective, particularly if the level of the Fund’s benchmark reverses all or part of its intraday move by the end of the day.

As of the date of this report, the Funds’ counterparties for swap agreements and forward contracts are: Deutsche Bank AG, UBS AG, Goldman Sachs International and Société Générale. The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties. Thus, the list of counterparties noted above may change at any time. Each day, the Funds disclose their portfolio holdings as of the prior business day. Each Fund’s portfolio holdings identifies its counterparties, as applicable. This portfolio holdings information may be accessed through the web on the Sponsor’s website at www.proshares.com.

More information about Deutsche Bank AG, including its current financial statements, may be found on the SEC’s EDGAR website under Central Index Key No (“CIK No.”) 0001159508 (for Deutsche Bank AG). More information about UBS AG, including its current financial statements, may also be found on the SEC’s EDGAR website under CIK No. 0001114446 (for UBS AG). More information about Goldman Sachs International, a U.K. broker-dealer and subsidiary of The Goldman Sachs Group, Inc., may also be found on the SEC’s EDGAR website under CIK No.

0000886982 (for The Goldman Sachs Group, Inc.). The Goldman Sachs Group, Inc. consolidates the financial statements of each of its subsidiaries, including Goldman Sachs International, with its own. More information about Société Générale, a French public limited company, including its current financial statements as filed with the AMF (the French securities regulator), may be found on Société Générale’s website. Please note that the references to third-party websites have been provided solely for informational purposes. Neither the Funds nor the Sponsor endorses or is responsible for the content or information contained on any third-party website, including with respect to any financial statements. In addition, neither the Funds nor the Sponsor makes any warranty, express or implied or assumes any legal liability or responsibility for the accuracy, completeness or usefulness of any such information.

Each counterparty and/or any of its affiliates may be an Authorized Participant or shareholder of a Fund.

Shareholders will receive partner information tax returns on Schedule K-1, which could increase the complexity of tax returns.

The partner information tax returns on Schedule K-1 which the Funds will distribute to shareholders will contain information regarding the income items and expense items of the Funds. If you have not received Schedule K-1s from other investments, you may find that preparing your tax return may require additional time, or it may be necessary for you to retain an accountant or other tax preparer, at an additional expense to you, to assist you in the preparation of your return.

Investors could be adversely affected if the current treatment of long-term capital gains under current U.S. federal income tax law is changed or repealed in the future.

Under current law, long-term capital gains are taxed to non-corporate investors at a maximum U.S. federal income tax rate of 15%. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time and is currently scheduled to increase to 20% for tax years beginning after December 31, 2012.

Regulatory and exchange position accountability levels may restrict the creation of Creation Units and the operation of the Trust.

Many U.S. commodities exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified periods during the trading day.

In addition, CFTC and the U.S. futures exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person may hold or control in derivatives traded on such exchanges.

In connection with these limits, the Dodd-Frank Act has required the CFTC to adopt regulations establishing speculative position limits applicable to regulated futures and over-the-counter derivatives across regulated U.S. futures, over-the-counter positions and certain futures contracts traded on non-U.S. exchanges. In accordance with this mandate, in October 2011, the CFTC finalized rules that establish position limits with respect to 28 physical delivery commodity futures and options contracts, as well as to swaps that are economically equivalent to such contracts. The new position limits established by the CFTC apply with respect to contracts traded on all U.S. and certain foreign exchanges on an aggregate basis. In addition, the CFTC has required the U.S. commodities exchanges to establish corresponding speculative position limits. Under the recently adopted CFTC regulations, all accounts owned or managed by commodity trading advisors, such as the Sponsor, their principals and their affiliates would be combined for position limit purposes.

In order to comply with any such limits established by the CFTC and the relevant exchanges, the Sponsor may in the future be required to reduce the size of outstanding positions, not enter into new positions that would otherwise be taken for the Funds or not trade certain markets on behalf of the Funds. Futures contract prices could move to a limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting the Funds to substantial losses or periods in which such funds do not create additional Creation Units.

Modification of trades made by the Trust, if required, could adversely affect the Trust’s operations and profitability and significantly limit the Trust’s ability to reinvest income in additional contracts, create additional Creation Units, or add to existing positions in the desired amount.

In addition, the Sponsor may be required to liquidate certain open positions in order to ensure compliance with position accountability levels at unfavorable prices, which may result in substantial losses for the relevant Funds. There also can be no assurance that the Sponsor will liquidate positions held on behalf of all the Sponsor’s accounts, including any proprietary accounts, in a proportionate manner. In the event the Sponsor chooses to liquidate a disproportionate number of positions held on behalf of any of the Funds at unfavorable prices, such Funds may incur substantial losses and the value of the Shares may be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	The Trust initially registered Shares on Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all Shares registered and re-allocated the remaining amount of the Shares registered among the Funds listed on its Registration Statement on Form S-3 (No. 333-163511), which became effective on December 4, 2009 and registered additional Shares and/or added Funds pursuant to Post-Effective Amendments to that Registration Statement, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a Registration Statement on Form S-1 (No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a Post-Effective Amendment to the Registration Statement on Form S-3 (No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra DJ-UBS Crude Oil and terminated the offerings for certain other Funds. New offerings for certain of those Funds were registered on an accompanying Registration Statement on Form S-1 (No. 333-176878), which was also declared effective on June 26, 2012. Additional amounts were registered pursuant to Prospectus Supplements to the Registration Statement on Form S-3 (333-163511), which aggregate total amounts are reflected in the “Amount Registered” column below. Substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds and collateralized repurchase agreements) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions. Each Geared Fund continuously offers and redeems or will continuously offer and redeem and each Managed Futures Fund will continuously offer and redeem its Shares in blocks of 50,000 Shares, and each Matching VIX Fund continuously offers and redeems shares in blocks of 25,000 Shares. The New Funds have not yet commenced investment operations.

Title of Securities Registered	Amount Registered As of June 30, 2012	Shares Sold For the Three Months Ended June 30, 2012	Sale Price of Shares Sold For the Three Months Ended June 30, 2012
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$300,000,000	—	$—
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest	$3,375,000,000	12,700,000	$366,322,941
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest	$1,675,000,000	1,300,000	$59,496,548
ProShares Ultra DJ-UBS Natural Gas Common Units of Beneficial Interest	$500,000,000	460,000	$15,389,826
ProShares Short DJ-UBS Natural Gas Common Units of Beneficial Interest	$—	—	$—
ProShares UltraShort DJ-UBS Natural Gas Common Units of Beneficial Interest	$500,000,000	250,000	$12,284,640
ProShares Ultra Gold Common Units of Beneficial Interest	$1,000,000,000	—	$—
ProShares Short Gold Common Units of Beneficial Interest	$—	—	$—
ProShares UltraShort Gold Common Units of Beneficial Interest	$1,000,000,000	—	$—
ProShares Ultra Silver Common Units of Beneficial Interest	$2,300,000,000	3,250,000	$148,388,258
ProShares UltraShort Silver Common Units of Beneficial Interest	$2,100,000,000	970,000	$64,383,301
ProShares UltraPro Australian Dollar Common Units of Beneficial Interest	$—	—	$—
ProShares Ultra Australian Dollar Common Units of Beneficial Interest	$200,000,000	—	$—
ProShares Short Australian Dollar Common Units of Beneficial Interest	$—	—	$—
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$200,000,000	—	$—
ProShares UltraPro Short Australian Dollar Common Units of Beneficial Interest	$—	—	$—
ProShares UltraPro Canadian Dollar Common Units of Beneficial Interest	$—	—	$—
ProShares Ultra Canadian Dollar Common Units of Beneficial Interest	$50,000,000	—	$—
ProShares Short Canadian Dollar Common Units of Beneficial Interest	$—	—	$—
ProShares UltraShort Canadian Dollar Common Units of Beneficial Interest	$50,000,000	—	$—
ProShares UltraPro Short Canadian Dollar Common Units of Beneficial Interest	$—	—	$—
ProShares UltraPro Euro Common Units of Beneficial Interest	$—	—	$—
ProShares Ultra Euro Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares Short Euro Common Units of Beneficial Interest	$200,000,000	100,000	$4,000,000
ProShares UltraShort Euro Common Units of Beneficial Interest	$2,353,506,872	8,200,000	$169,250,799
ProShares UltraPro Short Euro Common Units of Beneficial Interest	$—	—	$—
ProShares UltraPro Swiss Franc Dollar Common Units of Beneficial Interest	$—	—	$—
ProShares Ultra Swiss Franc Common Units of Beneficial Interest	$50,000,000	—	$—
ProShares Short Swiss Franc Common Units of Beneficial Interest	$—	—	$—
ProShares UltraShort Swiss Franc Common Units of Beneficial Interest	$50,000,000	—	$—

ProShares UltraPro Short Swiss Franc Common Units of Beneficial Interest	$—		—	$—
ProShares UltraPro U.S. Dollar Common Units of Beneficial Interest	$—		—	$—
ProShares Ultra U.S. Dollar Common Units of Beneficial Interest	$—		—	$—
ProShares Short U.S. Dollar Common Units of Beneficial Interest	$—		—	$—
ProShares UltraShort U.S. Dollar Common Units of Beneficial Interest	$—		—	$—
ProShares UltraPro Short U.S. Dollar Common Units of Beneficial Interest	$—		—	$—
ProShares UltraPro Yen Common Units of Beneficial Interest	$—		—	$—
ProShares Ultra Yen Common Units of Beneficial Interest	$500,000,000		—	$—
ProShares Short Yen Common Units of Beneficial Interest	$50,000,000		—	$—
ProShares UltraShort Yen Common Units of Beneficial Interest	$1,300,000,000		450,000	$19,633,482
ProShares UltraPro Short Yen Common Units of Beneficial Interest	$—		—	$—
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$1,700,000,000		41,950,000	$587,296,920
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$1,200,000,000		5,550,000	$209,344,209
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$500,000,000		1,100,000	$90,633,235
ProShares UltraShort VIX Short-Term Futures ETF Common Units of Beneficial Interest	$—		—	$—
ProShares Ultra VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$—		—	$—
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$700,000,000		125,000	$7,143,712
ProShares Short VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$—		—	$—
ProShares UltraShort VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$—		—	$—
ProShares Managed Futures Strategy Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares Commodity Managed Futures Strategy Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares Financial Managed Futures Strategy Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
Total:	$22,856,506,872		76,405,000	$1,753,567,871

[1]

A registration statement on Form S-1 was filed with the SEC on November 29, 2011 and February 14, 2012, registering this amount. However, the registration statements had not yet been declared effective as of June 30, 2012.

(c)	From April 1, 2012 through June 30, 2012, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Ultra DJ-UBS Commodity
04/01/12 to 04/30/12	—	$—
05/01/12 to 05/31/12	—	—
06/01/12 to 06/30/12	—	—
ProShares UltraShort DJ-UBS Commodity
04/01/12 to 04/30/12	50,000	56.85
05/01/12 to 05/31/12	—	—
06/01/12 to 06/30/12	50,000	66.22
ProShares Ultra DJ-UBS Crude Oil
04/01/12 to 04/30/12	900,000	43.16
05/01/12 to 05/31/12	—	—
06/01/12 to 06/30/12	500,000	27.49
ProShares UltraShort DJ-UBS Crude Oil
04/01/12 to 04/30/12	450,000	34.57
05/01/12 to 05/31/12	2,200,000	41.05
06/01/12 to 06/30/12	1,350,000	55.41
ProShares Ultra DJ-UBS Natural Gas
04/01/12 to 04/30/12	—	—
05/01/12 to 05/31/12	61	46.54
06/01/12 to 06/30/12	50,000	45.69
ProShares UltraShort DJ-UBS Natural Gas
04/01/12 to 04/30/12	150,000	47.74
05/01/12 to 05/31/12	100,000	41.75
06/01/12 to 06/30/12	—	—
ProShares Ultra Gold
04/01/12 to 04/30/12	200,000	87.47
05/01/12 to 05/31/12	—	—
06/01/12 to 06/30/12	—	—
ProShares UltraShort Gold
04/01/12 to 04/30/12	600,000	17.53
05/01/12 to 05/31/12	500,000	18.97
06/01/12 to 06/30/12	300,000	17.10
ProShares Ultra Silver
04/01/12 to 04/30/12	800,000	53.60
05/01/12 to 05/31/12	—	—
06/01/12 to 06/30/12	—	—
ProShares UltraShort Silver
04/01/12 to 04/30/12	910,000	54.84
05/01/12 to 05/31/12	1,000,385	67.12
06/01/12 to 06/30/12	550,000	67.42
ProShares Ultra Euro
04/01/12 to 04/30/12	—	—
05/01/12 to 05/31/12	50,000	22.24
06/01/12 to 06/30/12	—	—
ProShares Short Euro
04/01/12 to 04/30/12	—	—
05/01/12 to 05/31/12	—	—
06/01/12 to 06/30/12	—	—
ProShares UltraShort Euro
04/01/12 to 04/30/12	400,000	19.27
05/01/12 to 05/31/12	1,700,000	20.96
06/01/12 to 06/30/12	6,400,000	21.44
ProShares Ultra Yen
04/01/12 to 04/30/12	—	—
05/01/12 to 05/31/12	—	—
06/01/12 to 06/30/12	—	—

ProShares UltraShort Yen
04/01/12 to 04/30/12	550,000	45.93
05/01/12 to 05/31/12	300,000	43.99
06/01/12 to 06/30/12	250,000	41.71
ProShares Ultra VIX Short-Term Futures ETF
04/01/12 to 04/30/12	2,450,000	17.40
05/01/12 to 05/31/12	11,400,000	16.94
06/01/12 to 06/30/12	5,400,000	15.96
ProShares VIX Short-Term Futures ETF
04/01/12 to 04/30/12	500,000	37.69
05/01/12 to 05/31/12	1,775,000	41.21
06/01/12 to 06/30/12	2,550,000	38.43
ProShares Short VIX Short-Term Futures ETF
04/01/12 to 04/30/12	100,000	97.48
05/01/12 to 05/31/12	200,000	82.27
06/01/12 to 06/30/12	950,000	81.51
ProShares VIX Mid-Term Futures ETF
04/01/12 to 04/30/12	—	—
05/01/12 to 05/31/12	175,000	62.03
06/01/12 to 06/30/12	225,000	64.79
Total:	46,035,446	29.63

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema(3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(3)

101.LAB	XBRL Taxonomy Extension Label Linkbase(3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(3)

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg
By: Louis Mayberg
Principal Executive Officer

Date: August 9, 2012

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: August 9, 2012