Form 10-Q
period 2012-09-30
ProShares Trust II
filed 2012-11-09
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012.

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

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012
	(unaudited)	December 31, 2011
Assets
Cash	$238,147	$59,453
Short-term U.S. government and agency obligations (Note 3) (cost $7,901,505 and $9,713,956, respectively)	7,901,820	9,713,685
Unrealized appreciation on swap agreements	267,485	—

Total assets	8,407,452	9,773,138

Liabilities and shareholders’ equity
Liabilities
Management fee payable	6,474	7,432
Unrealized depreciation on swap agreements	—	707,177

Total liabilities	6,474	714,609

Shareholders’ equity
Shareholders’ equity	8,400,978	9,058,529

Total liabilities and shareholders’ equity	$8,407,452	$9,773,138

Shares outstanding	300,014	350,014

Net asset value per share	$28.00	$25.88

Market value per share (Note 2)	$27.71	$25.64

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(94% of shareholders’ equity)
U.S. Treasury Bills:
0.080% due 10/04/12†	$1,749,000	$1,748,997
0.105% due 11/23/12	710,000	709,926
0.095% due 01/03/13†	2,914,000	2,913,447
0.092% due 01/10/13†	2,530,000	2,529,450

Total short-term U.S. government and agency obligations (cost $7,901,505)		$7,901,820

Swap Agreements^

			Unrealized
		Notional Amount	Appreciation
	Termination Date	at Value*	(Depreciation)
DJ-UBS Commodity Index Swap—Goldman Sachs International	10/08/12	$11,686,812	$186,416
DJ-UBS Commodity Index Swap—UBS AG	10/08/12	5,108,198	81,069

			$267,485

†	All or partial amount segregated as collateral for swap agreements.
^	The positions and counterparties herein are as of September 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Investment Income
Interest	$1,472	$993	$3,401	$10,264

Expenses
Management fee	21,020	37,054	62,966	131,603

Total expenses	21,020	37,054	62,966	131,603

Net investment income (loss)	(19,548)	(36,061)	(59,565)	(121,339)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	1,946,086	(1,050,671)	(234,500)	939,496
Short-term U.S. government and agency obligations	(7)	78	(7)	201

Net realized gain (loss)	1,946,079	(1,050,593)	(234,507)	939,697

Change in net unrealized appreciation/depreciation on
Swap agreements	(418,834)	(2,076,464)	974,662	(5,645,596)
Short-term U.S. government and agency obligations	278	(548)	586	(591)

Change in net unrealized appreciation/depreciation	(418,556)	(2,077,012)	975,248	(5,646,187)

Net realized and unrealized gain (loss)	1,527,523	(3,127,605)	740,741	(4,706,490)

Net income (loss)	$1,507,975	$(3,163,666)	$681,176	$(4,827,829)

Net income (loss) per weighted-average share	$4.53	$(6.92)	$1.98	$(9.40)

Weighted-average shares outstanding	333,166	457,079	344,357	513,750

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$9,058,529
Redemption of 50,000 shares	(1,338,727)

Net investment income (loss)	(59,565)
Net realized gain (loss)	(234,507)
Change in net unrealized appreciation/depreciation	975,248

Net income (loss)	681,176

Shareholders’ equity, at September 30, 2012	$8,400,978

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011
Cash flow from operating activities
Net income (loss)	$681,176	$(4,827,829)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	1,812,451	810,424
Change in unrealized appreciation/depreciation on investments	(975,248)	5,646,187
Increase (Decrease) in management fee payable	(958)	10,155

Net cash provided by (used in) operating activities	1,517,421	1,638,937

Cash flow from financing activities
Proceeds from addition of shares	—	1,782,755
Payment on shares redeemed	(1,338,727)	(3,430,636)

Net cash provided by (used in) financing activities	(1,338,727)	(1,647,881)

Net increase (decrease) in cash	178,694	(8,944)
Cash, beginning of period	59,453	17,743

Cash, end of period	$238,147	$8,799

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012
	(unaudited)	December 31, 2011
Assets
Cash	$297,340	$9,060
Short-term U.S. government and agency obligations (Note 3) (cost $2,699,947 and $8,534,904, respectively)	2,699,968	8,534,690
Unrealized appreciation on swap agreements	—	570,751

Total assets	2,997,308	9,114,501

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,279	7,355
Unrealized depreciation on swap agreements	113,533	—

Total liabilities	115,812	7,355

Shareholders’ equity
Shareholders’ equity	2,881,496	9,107,146

Total liabilities and shareholders’ equity	$2,997,308	$9,114,501

Shares outstanding	59,997	159,997

Net asset value per share (Note 1)	$48.03	$56.92

Market value per share (Note 1) (Note 2)	$48.25	$56.19

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(94% of shareholders’ equity)
U.S. Treasury Bills:
0.078% due 10/04/12†	$2,553,000	$2,552,996
0.095% due 01/03/13	147,000	146,972

Total short-term U.S. government and agency obligations (cost $2,699,947)		$2,699,968

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
DJ-UBS Commodity Index Swap—Goldman Sachs International	10/08/12	$(4,448,127)	$(87,044)
DJ-UBS Commodity Index Swap—UBS AG	10/08/12	(1,319,410)	(26,489)

			$(113,533)

†	All or partial amount segregated as collateral for swap agreements.
^	The positions and counterparties herein are as of September 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Investment Income
Interest	$568	$731	$2,227	$3,522

Expenses
Management fee	7,390	32,416	43,386	111,453

Total expenses	7,390	32,416	43,386	111,453

Net investment income (loss)	(6,822)	(31,685)	(41,159)	(107,931)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(861,786)	2,148,146	653,141	(3,367,856)
Short-term U.S. government and agency obligations	—	566	62	1,732

Net realized gain (loss)	(861,786)	2,148,712	653,203	(3,366,124)

Change in net unrealized appreciation/depreciation on
Swap agreements	206,641	(1,247,546)	(684,284)	1,169,138
Short-term U.S. government and agency obligations	(71)	(870)	235	(655)

Change in net unrealized appreciation/depreciation	206,570	(1,248,416)	(684,049)	1,168,483

Net realized and unrealized gain (loss)	(655,216)	900,296	(30,846)	(2,197,641)

Net income (loss)	$(662,038)	$868,611	$(72,005)	$(2,305,572)

Net income (loss) per weighted-average share (See Note 1)	$(11.03)	$3.01	$(0.65)	$(6.76)

Weighted-average shares outstanding (See Note 1)	59,997	288,258	110,544	341,170

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$9,107,146
Redemption of 100,000 shares	(6,153,645)

Net investment income (loss)	(41,159)
Net realized gain (loss)	653,203
Change in net unrealized appreciation/depreciation	(684,049)

Net income (loss)	(72,005)

Shareholders’ equity, at September 30, 2012	$2,881,496

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011
Cash flow from operating activities
Net income (loss)	$(72,005)	$(2,305,572)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	5,834,957	(9,789,081)
Change in unrealized appreciation/depreciation on investments	684,049	(1,168,483)
Increase (Decrease) in management fee payable	(5,076)	15,372

Net cash provided by (used in) operating activities	6,441,925	(13,247,764)

Cash flow from financing activities
Proceeds from addition of shares	—	84,549,839
Payment on shares redeemed	(6,153,645)	(71,306,282)

Net cash provided by (used in) financing activities	(6,153,645)	13,243,557

Net increase (decrease) in cash	288,280	(4,207)
Cash, beginning of period	9,060	10,654

Cash, end of period	$297,340	$6,447

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$739,977	$495,671
Segregated cash balances with brokers for futures contracts	17,318,070	14,202,793
Short-term U.S. government and agency obligations (Note 3) (cost $366,158,697 and $246,926,093, respectively)	366,172,164	246,919,569
Receivable from capital shares sold	10,447,382	—
Receivable on open futures contracts	1,043,668	—

Total assets	395,721,261	261,618,033

Liabilities and shareholders’ equity
Liabilities
Management fee payable	266,602	215,315
Unrealized depreciation on swap agreements	13,480,730	10,007,396

Total liabilities	13,747,332	10,222,711

Shareholders’ equity
Shareholders’ equity	381,973,929	251,395,322

Total liabilities and shareholders’ equity	$395,721,261	$261,618,033

Shares outstanding	12,199,170	6,149,170

Net asset value per share (Note 1)	$31.31	$40.88

Market value per share (Note 1) (Note 2)	$31.21	$40.94

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(96% of shareholders’ equity)
U.S. Treasury Bills:
0.058% due 10/04/12†	$51,336,000	$51,335,918
0.092% due 11/23/12†	22,927,000	22,924,606
0.095% due 01/03/13†	198,291,000	198,253,384
0.088% due 01/10/13†	57,604,000	57,591,483
0.100% due 02/07/13	36,080,000	36,066,773

Total short-term U.S. government and agency obligations (cost $366,158,697)		$366,172,164

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Oil Future 11/15/2012 (CLX2)	3,087	$284,590,530	$(5,140,430)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
DJ-UBS WTI Crude Oil Subindex Swap—Goldman Sachs International	10/08/12	$184,858,973	$(4,028,050)
DJ-UBS WTI Crude Oil Subindex Swap—Societe Generale	10/08/12	148,481,998	(4,688,902)
DJ-UBS WTI Crude Oil Subindex Swap—UBS AG	10/08/12	146,064,844	(4,763,778)

			$(13,480,730)

†	All or partial amount segregated as collateral for swap agreements.
††	Cash collateral in the amount of $17,318,070 was pledged to cover margin requirements for open futures contracts as of September 30, 2012.
^	The positions and counterparties herein are as of September 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Investment Income
Interest	$63,544	$16,734	$126,796	$154,462

Expenses
Management fee	914,474	960,393	2,267,600	2,416,617
Brokerage commissions	17,756	21,032	51,677	75,805

Total expenses	932,230	981,425	2,319,277	2,492,422

Net investment income (loss)	(868,686)	(964,691)	(2,192,481)	(2,337,960)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	39,863,006	(42,050,522)	(3,106,383)	(7,585,638)
Swap agreements	53,732,254	(45,717,064)	85,922	(5,844,053)
Short-term U.S. government and agency obligations	1,157	(250)	3,970	12,712

Net realized gain (loss)	93,596,417	(87,767,836)	(3,016,491)	(13,416,979)

Change in net unrealized appreciation/depreciation on
Futures contracts	(15,276,450)	(14,534,400)	(3,775,100)	(28,508,020)
Swap agreements	(17,443,924)	(31,006,847)	(3,473,334)	(46,336,294)
Short-term U.S. government and agency obligations	(123)	(20,697)	19,991	(28,977)

Change in net unrealized appreciation/depreciation	(32,720,497)	(45,561,944)	(7,228,443)	(74,873,291)

Net realized and unrealized gain (loss)	60,875,920	(133,329,780)	(10,244,934)	(88,290,270)

Net income (loss)	$60,007,234	$(134,294,471)	$(12,437,415)	$(90,628,230)

Net income (loss) per weighted-average share (Note 1)	$4.94	$(11.91)	$(1.35)	$(11.35)

Weighted-average shares outstanding (Note 1)	12,151,344	11,280,148	9,201,542	7,982,238

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$251,395,322
Addition of 19,300,000 shares	602,064,387
Redemption of 13,250,000 shares	(459,048,365)

Net addition (redemption) of 6,050,000 shares	143,016,022

Net investment income (loss)	(2,192,481)
Net realized gain (loss)	(3,016,491)
Change in net unrealized appreciation/depreciation	(7,228,443)

Net income (loss)	(12,437,415)

Shareholders’ equity, at September 30, 2012	$381,973,929

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash flow from operating activities
Net income (loss)	$(12,437,415)	$(90,268,230)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(3,115,277)	(21,242,250)
Net sale (purchase) of short-term U.S. government and agency obligations	(119,232,604)	(164,591,790)
Change in unrealized appreciation/depreciation on investments	3,453,343	46,365,271
Decrease (Increase) in receivable on futures contracts	(1,043,668)	3,035,150
Increase (Decrease) in management fee payable	51,287	450,884
Increase (Decrease) in payable on futures contracts	—	11,219,495

Net cash provided by (used in) operating activities	(132,324,334)	(215,391,470)

Cash flow from financing activities
Proceeds from addition of shares	591,617,005	1,139,475,837
Payment on shares redeemed	(459,048,365)	(920,858,114)

Net cash provided by (used in) financing activities	132,568,640	218,617,723

Net increase (decrease) in cash	244,306	3,226,253
Cash, beginning of period	495,671	905,158

Cash, end of period	$739,977	$4,131,411

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$211,847	$265,258
Segregated cash balances with brokers for futures contracts	4,753,654	9,078,683
Short-term U.S. government and agency obligations (Note 3) (cost $106,230,736 and $131,936,844, respectively)	106,234,641	131,934,193
Unrealized appreciation on swap agreements	5,408,517	2,645,240
Receivable on open futures contracts	—	576,597

Total assets	116,608,659	144,499,971

Liabilities and shareholders’ equity
Liabilities
Management fee payable	91,897	110,078

Total liabilities	91,897	110,078

Shareholders’ equity
Shareholders’ equity	116,516,762	144,389,893

Total liabilities and shareholders’ equity	$116,608,659	$144,499,971

Shares outstanding	2,869,944	3,719,944

Net asset value per share (Note 1)	$40.60	$38.82

Market value per share (Note 1) (Note 2)	$40.72	$38.69

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.062% due 10/04/12†	$31,383,000	$31,382,950
0.093% due 11/23/12	7,197,000	7,196,249
0.095% due 01/03/13†	53,152,000	53,141,917
0.092% due 01/10/13†	12,374,000	12,371,311
0.105% due 02/07/13	2,143,000	2,142,214

Total short-term U.S. government and agency obligations (cost $106,230,736)		$106,234,641

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
WTI Crude Future 11/15/2012 (CLX2)	899	$82,878,810	$1,926,470

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
DJ-UBS WTI Crude Oil Subindex Swap—Goldman Sachs International	10/08/12	$(60,694,381)	$2,280,602
DJ-UBS WTI Crude Oil Subindex Swap—Societe Generale	10/08/12	(54,129,361)	2,140,503
DJ-UBS WTI Crude Oil Subindex Swap—UBS AG	10/08/12	(35,377,663)	987,412

			$5,408,517

†	All or partial amount segregated as collateral for swap agreements.
††	Cash collateral in the amount of $4,753,654 was pledged to cover margin requirements for open futures contracts as of September 30, 2012.
^	The positions and counterparties herein are as of September 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Investment Income
Interest	$19,218	$5,491	$49,995	$67,925

Expenses
Management fee	252,685	236,646	871,751	936,197
Brokerage commissions	8,254	8,341	24,596	40,643

Total expenses	260,939	244,987	896,347	976,840

Net investment income (loss)	(241,721)	(239,496)	(846,352)	(908,915)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(11,352,523)	14,712,451	9,297,036	17,177,834
Swap agreements	(13,102,901)	26,160,078	16,747,909	41,288,571
Short-term U.S. government and agency obligations	1,654	893	3,424	11,042

Net realized gain (loss)	(24,453,770)	40,873,422	26,048,369	58,477,447

Change in net unrealized appreciation/depreciation on
Futures contracts	5,021,020	1,855,210	1,679,430	6,527,530
Swap agreements	5,012,876	473,645	2,763,277	11,484,645
Short-term U.S. government and agency obligations	1,235	(2,573)	6,556	(6,708)

Change in net unrealized appreciation/depreciation	10,035,131	2,326,282	4,449,263	18,005,467

Net realized and unrealized gain (loss)	(14,418,639)	43,199,704	30,497,632	76,482,914

Net income (loss)	$(14,660,360)	$42,960,208	$29,651,280	$75,573,999

Net income (loss) per weighted-average share (Note 1)	$(5.67)	$21.98	$9.23	$26.58

Weighted-average shares outstanding (Note 1)	2,585,500	1,954,183	3,213,878	2,842,815

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$144,389,893
Addition of 5,250,000 shares	204,359,211
Redemption of 6,100,000 shares	(261,883,622)

Net addition (redemption) of (850,000) shares	(57,524,411)

Net investment income (loss)	(846,352)
Net realized gain (loss)	26,048,369
Change in net unrealized appreciation/depreciation	4,449,263

Net income (loss)	29,651,280

Shareholders’ equity, at September 30, 2012	$116,516,762

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash flow from operating activities
Net income (loss)	$29,651,280	$75,573,999
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	4,325,029	(1,150,200)
Net sale (purchase) of short-term U.S. government and agency obligations	25,706,108	77,483,646
Change in unrealized appreciation/depreciation on investments	(2,769,833)	(11,477,937)
Decrease (Increase) in receivable on futures contracts	576,597	(956,059)
Increase (Decrease) in management fee payable	(18,181)	(8,959)
Increase (Decrease) in payable on futures contracts	—	(1,140,144)

Net cash provided by (used in) operating activities	57,471,000	138,324,346

Cash flow from financing activities
Proceeds from addition of shares	204,359,211	352,799,851
Payment on shares redeemed	(261,883,622)	(494,544,029)

Net cash provided by (used in) financing activities	(57,524,411)	(141,744,178)

Net increase (decrease) in cash	(53,411)	(3,419,832)
Cash, beginning of period	265,258	4,007,347

Cash, end of period	$211,847	$587,515

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$3,472,553	$3,361,868
Segregated cash balances with brokers for futures contracts	11,184,250	725,409
Short-term U.S. government and agency obligations (Note 3) (cost $65,921,169 and $0, respectively)	65,922,744	—
Receivable on open futures contracts	2,218,701	—
Offering costs (Note 5)	576	20,150

Total assets	82,798,824	4,107,427

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	15,237,064	—
Management fee payable	56,120	1,454
Payable for offering costs	—	26,624

Total liabilities	15,293,184	28,078

Shareholders’ equity
Shareholders’ equity	67,505,640	4,079,349

Total liabilities and shareholders’ equity	$82,798,824	$4,107,427

Shares outstanding	1,319,941	40,002

Net asset value per share (Note 1)	$51.14	$101.98

Market value per share (Note 1) (Note 2)	$51.09	$101.35

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(98% of shareholders’ equity)
U.S. Treasury Bills:
0.066% due 10/04/12	$7,911,000	$7,910,987
0.090% due 11/23/12	14,846,000	14,844,450
0.095% due 01/03/13	6,196,000	6,194,825
0.092% due 01/10/13	27,060,000	27,054,120
0.093% due 02/07/13	9,922,000	9,918,362

Total short-term U.S. government and agency obligations (cost $65,921,169)		$65,922,744

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas Future 11/15/2012 (NGX2)	4,067	$135,024,400	$12,769,070

††	Cash collateral in the amount of $11,184,250 was pledged to cover margin requirements for open futures contracts as of September 30, 2012.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS*

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Investment Income
Interest	$9,896	$18,894

Expenses
Management fee	137,754	260,956
Brokerage commissions	31,584	90,703
Offering costs	17,694	63,342

Total expenses	187,032	415,001

Net investment income (loss)	(177,136)	(396,107)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	20,880,016	(5,782,759)
Short-term U.S. government and agency obligations	451	1,705

Net realized gain (loss)	20,880,467	(5,781,054)

Change in net unrealized appreciation/depreciation on
Futures contracts	(5,822,190)	13,594,580
Short-term U.S. government and agency obligations	(319)	1,575

Change in net unrealized appreciation/depreciation	(5,822,509)	13,596,155

Net realized and unrealized gain (loss)	15,057,958	7,815,101

Net income (loss)	$14,880,822	$7,418,994

Net income (loss) per weighted-average share (Note 1)	$10.27	$7.15

Weighted-average shares outstanding (Note 1)	1,448,274	1,037,473

*	Since the Fund commenced investment operations on October 4, 2011, statements of operations for the three and nine months ended September 30, 2011 have not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$4,079,349
Addition of 2,080,000 shares	97,320,934
Redemption of 800,061 shares	(41,313,637)

Net addition (redemption) of 1,279,939 shares	56,007,297

Net investment income (loss)	(396,107)
Net realized gain (loss)	(5,781,054)
Change in net unrealized appreciation/depreciation	13,596,155

Net income (loss)	7,418,994

Shareholders’ equity, at September 30, 2012	$67,505,640

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$7,418,994
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(10,458,841)
Net sale (purchase) of short-term U.S. government and agency obligations	(65,921,169)
Change in unrealized appreciation/depreciation on investments	(1,575)
Decrease (Increase) in receivable on futures contracts	(2,218,701)
Change in offering cost	19,574
Increase (Decrease) in management fee payable	54,666
Increase (Decrease) in payable for offering costs	(26,624)

Net cash provided by (used in) operating activities	(71,133,676)

Cash flow from financing activities
Proceeds from addition of shares	97,320,934
Payment on shares redeemed	(26,076,573)

Net cash provided by (used in) financing activities	71,244,361

Net increase (decrease) in cash	110,685
Cash, beginning of period	3,361,868

Cash, end of period	$3,472,553

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$308,591	$2,969,266
Segregated cash balances with brokers for futures contracts	2,200,000	1,439,775
Short-term U.S. government and agency obligations (Note 3) (cost $9,990,646 and $2,621,895, respectively)	9,991,158	2,621,684
Receivable from capital shares sold	1,106,975	—
Receivable on open futures contracts	—	123,128
Offering costs (Note 5)	576	20,150

Total assets	13,607,300	7,174,003

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	312,649	—
Management fee payable	11,730	5,069
Payable for offering costs	—	26,624

Total liabilities	324,379	31,693

Shareholders’ equity
Shareholders’ equity	13,282,921	7,142,310

Total liabilities and shareholders’ equity	$13,607,300	$7,174,003

Shares outstanding	600,030	300,030

Net asset value per share (Note 1)	$22.14	$23.81

Market value per share (Note 1) (Note 2)	$22.14	$23.96

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(75% of shareholders’ equity)
U.S. Treasury Bills:
0.070% due 10/04/12	$262,000	$262,000
0.093% due 11/23/12	517,000	516,946
0.095% due 01/03/13	7,759,000	7,757,528
0.090% due 01/10/13	1,455,000	1,454,684

Total short-term U.S. government and agency obligations (cost $9,990,646)		$9,991,158

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas Future 11/15/ 2012 (NGX2)	800	$26,560,000	$(2,802,080)

††	Cash collateral in the amount of $2,200,000 was pledged to cover margin requirements for open futures contracts as of September 30, 2012.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS*

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Investment Income
Interest	$1,854	$4,883

Expenses
Management fee	14,762	39,735
Brokerage commissions	10,986	52,462
Offering costs	17,694	63,342

Total expenses	43,442	155,539

Net investment income (loss)	(41,588)	(150,656)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(4,766,026)	1,537,148
Short-term U.S. government and agency obligations	185	27

Net realized gain (loss)	(4,765,841)	1,537,175

Change in net unrealized appreciation/depreciation on
Futures contracts	1,018,440	(4,183,090)
Short-term U.S. government and agency obligations	259	723

Change in net unrealized appreciation/depreciation	1,018,699	(4,182,367)

Net realized and unrealized gain (loss)	(3,747,142)	(2,645,192)

Net income (loss)	$(3,788,730)	$(2,795,848)

Net income (loss) per weighted-average share (Note 1)	$(7.68)	$(6.54)

Weighted-average shares outstanding (Note 1)	493,508	427,402

*	Since the Fund commenced investment operations on October 4, 2011, statements of operations for the three and nine months ended September 30, 2011 have not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$7,142,310
Addition of 850,000 shares	29,236,979
Redemption of 550,000 shares	(20,300,520)

Net addition (redemption) of 300,000 shares	8,936,459

Net investment income (loss)	(150,656)
Net realized gain (loss)	1,537,175
Change in net unrealized appreciation/depreciation	(4,182,367)

Net income (loss)	(2,795,848)

Shareholders’ equity, at September 30, 2012	$13,282,921

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$(2,795,848)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(760,225)
Net sale (purchase) of short-term U.S. government and agency obligations	(7,368,751)
Change in unrealized appreciation/depreciation on investments	(723)
Decrease (Increase) in receivable on futures contracts	123,128
Change in offering cost	19,574
Increase (Decrease) in management fee payable	6,661
Increase (Decrease) in payable on futures contracts	312,649
Increase (Decrease) in payable for offering costs	(26,624)

Net cash provided by (used in) operating activities	(10,490,159)

Cash flow from financing activities
Proceeds from addition of shares	28,130,004
Payment on shares redeemed	(20,300,520)

Net cash provided by (used in) financing activities	7,829,484

Net increase (decrease) in cash	(2,660,675)
Cash, beginning of period	2,969,266

Cash, end of period	$308,591

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$88,750	$400,533
Segregated cash balances with brokers for futures contracts	16,905	22,950
Short-term U.S. government and agency obligations (Note 3) (cost $358,218,835 and $399,322,327, respectively)	358,231,650	399,317,740
Unrealized appreciation on forward agreements	30,642,789	—
Receivable from capital shares sold	—	7,796,997
Receivable on open futures contracts	—	540

Total assets	388,980,094	407,538,760

Liabilities and shareholders’ equity
Liabilities
Management fee payable	290,186	303,120
Unrealized depreciation on forward agreements	—	80,836,280

Total liabilities	290,186	81,139,400

Shareholders’ equity
Shareholders’ equity	388,689,908	326,399,360

Total liabilities and shareholders’ equity	$388,980,094	$407,538,760

Shares outstanding	4,000,014	4,300,014

Net asset value per share	$97.17	$75.91

Market value per share (Note 2)	$96.92	$79.01

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(92% of shareholders’ equity)
U.S. Treasury Bills:
0.075% due 10/04/12†	$124,855,000	$124,854,800
0.081% due 11/23/12	4,770,000	4,769,502
0.096% due 01/03/13†	182,374,000	182,339,404
0.087% due 01/10/13†	46,278,000	46,267,944

Total short-term U.S. government and agency obligations (cost $358,218,835)		$358,231,650

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold 100 OZ Future 12/15/2012 (GCZ2)	2	$354,780	$35,120

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
London Gold PM Fixing Forward—Deutsche Bank AG London	10/08/12	$73,500	$130,552,170	$614,706
London Gold PM Fixing Forward—Goldman Sachs International	10/08/12	118,320	210,162,350	8,610,282
London Gold PM Fixing Forward—Societe Generale S.A.	10/08/12	118,800	211,014,936	8,385,857
London Gold PM Fixing Forward—UBS AG	10/08/12	126,800	225,224,696	13,031,944

				$30,642,789

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $16,905 was pledged to cover margin requirements for open futures contracts as of September 30, 2012.
^	The positions and counterparties herein are as of September 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Investment Income
Interest	$62,437	$20,274	$151,337	$138,778

Expenses
Management fee	825,270	958,522	2,546,445	2,166,956
Brokerage commissions	8	1,020	33	2,830

Total expenses	825,278	959,542	2,546,478	2,169,786

Net investment income (loss)	(762,841)	(939,268)	(2,395,141)	(2,031,008)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,600	1,329,813	(37,880)	2,152,978
Forward agreements	23,187,603	3,464,320	(27,034,257)	53,273,927
Short-term U.S. government and agency obligations	1,030	2,407	1,664	2,259

Net realized gain (loss)	23,190,233	4,796,540	(27,070,473)	55,429,164

Change in net unrealized appreciation/depreciation on
Futures contracts	31,360	(340,810)	76,780	(863,660)
Forward agreements	47,286,260	23,670,553	111,479,069	265,797
Short-term U.S. government and agency obligations	5,738	(25,972)	17,402	(25,678)

Change in net unrealized appreciation/depreciation	47,323,358	23,303,771	111,573,251	(623,541)

Net realized and unrealized gain (loss)	70,513,591	28,100,311	84,502,778	54,805,623

Net income (loss)	$69,750,750	$27,161,043	$82,107,637	$52,774,615

Net income (loss) per weighted-average share	$17.08	$6.72	$19.69	$14.23

Weighted-average shares outstanding	4,083,166	4,042,405	4,169,722	3,709,721

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$326,399,360
Addition of 500,000 shares	49,880,610
Redemption of 800,000 shares	(69,697,699)

Net addition (redemption) of (300,000) shares	(19,817,089)

Net investment income (loss)	(2,395,141)
Net realized gain (loss)	(27,070,473)
Change in net unrealized appreciation/depreciation	111,573,251

Net income (loss)	82,107,637

Shareholders’ equity, at September 30, 2012	$388,689,908

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash flow from operating activities
Net income (loss)	$82,107,637	$52,774,615
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	6,045	180,900
Net sale (purchase) of short-term U.S. government and agency obligations	41,103,492	(114,744,087)
Change in unrealized appreciation/depreciation on investments	(111,496,471)	(240,119)
Decrease (Increase) in receivable on futures contracts	540	48,339
Increase (Decrease) in management fee payable	(12,934)	507,015

Net cash provided by (used in) operating activities	11,708,309	(61,473,337)

Cash flow from financing activities
Proceeds from addition of shares	57,677,607	120,484,630
Payment on shares redeemed	(69,697,699)	(58,811,099)

Net cash provided by (used in) financing activities	(12,020,092)	61,673,531

Net increase (decrease) in cash	(311,783)	200,194
Cash, beginning of period	400,533	1,262,424

Cash, end of period	$88,750	$1,462,618

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$104,874	$330,841
Segregated cash balances with brokers for futures contracts	18,225	17,770
Short-term U.S. government and agency obligations (Note 3) (cost $101,832,787 and $164,677,030, respectively)	101,837,917	164,673,175
Unrealized appreciation on forward agreements	–	33,401,358
Receivable on open futures contracts	1,320	–

Total assets	101,962,336	198,423,144

Liabilities and shareholders’ equity
Liabilities
Management fee payable	76,977	124,573
Unrealized depreciation on forward agreements	9,095,142	–

Total liabilities	9,172,119	124,573

Shareholders’ equity
Shareholders’ equity	92,790,217	198,298,571

Total liabilities and shareholders’ equity	$101,962,336	$198,423,144

Shares outstanding	1,647,475	2,397,475

Net asset value per share (Note 10)	$56.32	$82.71

Market value per share (Note 2) (Note 10)	$56.48	$79.24

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(110% of shareholders’ equity)
U.S. Treasury Bills:
0.068% due 10/04/12†	$15,216,000	$15,215,976
0.096% due 11/23/12	4,411,000	4,410,539
0.096% due 01/03/13†	82,227,000	82,211,402

Total short-term U.S. government and agency obligations (cost $101,832,787)		$101,837,917

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold 100 OZ Future 12/15/2012 (GCZ2)	2	$354,780	$(35,200)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
London Gold PM Fixing Forward—Deutsche Bank AG London	10/08/12	$(67,400)	$(119,717,228)	$(1,039,119)
London Gold PM Fixing Forward—Goldman Sachs International	10/08/12	(13,598)	(24,153,040)	(1,728,487)
London Gold PM Fixing Forward—Societe Generale S.A.	10/08/12	(14,700)	(26,110,434)	(2,885,635)
London Gold PM Fixing Forward—UBS AG	10/08/12	(8,550)	(15,186,681)	(3,441,901)

				$(9,095,142)

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $18,225 was pledged to cover margin requirements for open futures contracts as of September 30, 2012.
^	The positions and counterparties herein are as of September 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Investment Income
Interest	$21,407	$6,156	$52,562	$50,183

Expenses
Management fee	277,898	299,227	954,699	729,868
Brokerage commissions	8	613	33	2,466

Total expenses	277,906	299,840	954,732	732,334

Net investment income (loss)	(256,499)	(293,684)	(902,170)	(682,151)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,600)	89,535	38,100	(807,800)
Forward agreements	(10,988,696)	7,191,381	(9,316,144)	(15,300,608)
Short-term U.S. government and agency obligations	383	1,287	1,226	1,821

Net realized gain (loss)	(10,989,913)	7,282,203	(9,276,818)	(16,106,587)

Change in net unrealized appreciation/depreciation on
Futures contracts	(31,480)	17,500	(77,000)	390,910
Forward agreements	(13,858,647)	(12,243,530)	(42,496,500)	(4,843,199)
Short-term U.S. government and agency obligations	2,461	(13,994)	8,985	(16,486)

Change in net unrealized appreciation/depreciation	(13,887,666)	(12,240,024)	(42,564,515)	(4,468,775)

Net realized and unrealized gain (loss)	(24,877,579)	(4,957,821)	(51,841,333)	(20,575,362)

Net income (loss)	$(25,134,078)	$(5,251,505)	$(52,743,503)	$(21,257,513)

Net income (loss) per weighted-average share (Note 10)	$(14.32)	$(2.97)	$(26.76)	$(18.20)

Weighted-average shares outstanding (Note 10)	1,754,812	1,769,758	1,970,970	1,167,942

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$198,298,571
Redemption of 750,000 shares	(52,764,851)

Net investment income (loss)	(902,170)
Net realized gain (loss)	(9,276,818)
Change in net unrealized appreciation/depreciation	(42,564,515)

Net income (loss)	(52,743,503)

Shareholders’ equity, at September 30, 2012	$92,790,217

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash flow from operating activities
Net income (loss)	$(52,743,503)	$(21,257,513)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(455)	232,800
Net sale (purchase) of short-term U.S. government and agency obligations	62,844,243	(104,942,795)
Change in unrealized appreciation/depreciation on investments	42,487,515	4,859,685
Decrease (Increase) in receivable on futures contracts	(1,320)	–
Increase (Decrease) in management fee payable	(47,596)	162,825
Increase (Decrease) in payable on futures contracts	–	(94,800)

Net cash provided by (used in) operating activities	52,538,884	(121,039,798)

Cash flow from financing activities
Proceeds from addition of shares	–	172,768,537
Payment on shares redeemed	(52,764,851)	(51,204,036)

Net cash provided by (used in) financing activities	(52,764,851)	121,564,501

Net increase (decrease) in cash	(225,967)	524,703
Cash, beginning of period	330,841	404,683

Cash, end of period	$104,874	$929,386

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$357,468	$772,442
Segregated cash balances with brokers for futures contracts	31,740	49,950
Short-term U.S. government and agency obligations (Note 3) (cost $900,572,040 and $771,936,564, respectively)	900,594,881	771,925,669
Unrealized appreciation on forward agreements	90,241,197	—
Receivable from capital shares sold	—	13,966,567
Receivable on open futures contracts	—	6,000

Total assets	991,225,286	786,720,628

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	11,525,198	—
Management fee payable	712,181	569,435
Unrealized depreciation on forward agreements	—	179,326,773

Total liabilities	12,237,379	179,896,208

Shareholders’ equity
Shareholders’ equity	978,987,907	606,824,420

Total liabilities and shareholders’ equity	$991,225,286	$786,720,628

Shares outstanding	16,650,028	14,050,028

Net asset value per share (Note 1)	$58.80	$43.19

Market value per share (Note 1) (Note 2)	$58.35	$41.65

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(92% of shareholders’ equity)
U.S. Treasury Bills:
0.075% due 10/04/12†	$253,003,000	$253,002,595
0.094% due 11/23/12†	354,555,000	354,517,985
0.089% due 01/10/13†	293,138,000	293,074,301

Total short-term U.S. government and agency obligations (cost $900,572,040)		$900,594,881

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Future 12/15/2012 (SIZ2)	2	$345,770	$64,920

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
London Silver Fixing Forward—Deutsche Bank AG London	10/08/12	$3,410,000	$118,179,006	$747,748
London Silver Fixing Forward—Goldman Sachs International	10/08/12	19,120,800	662,661,917	33,593,442
London Silver Fixing Forward—Societe Generale S.A.	10/08/12	21,547,000	746,745,760	35,016,552
London Silver Fixing Forward—UBS AG	10/08/12	12,410,000	430,088,406	20,883,455

				$90,241,197

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $31,740 was pledged to cover margin requirements for open futures contracts as of September 30, 2012.
^	The positions and counterparties herein are as of September 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Investment Income
Interest	$136,002	$54,294	$313,266	$413,210

Expenses
Management fee	1,795,410	2,423,377	5,416,759	6,530,746
Brokerage commissions	9	2,126	38	7,354

Total expenses	1,795,419	2,425,503	5,416,797	6,538,100

Net investment income (loss)	(1,659,417)	(2,371,209)	(5,103,531)	(6,124,890)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(8,250)	(1,862,254)	(66,550)	6,745,262
Forward agreements	159,551,951	(348,455,898)	(51,676,872)	(290,050,993)
Short-term U.S. government and agency obligations	167	5,732	3,218	46,058

Net realized gain (loss)	159,543,868	(350,312,420)	(51,740,204)	(283,259,673)

Change in net unrealized appreciation/depreciation on
Futures contracts	77,050	(2,236,345)	125,770	(6,379,880)
Forward agreements	205,570,169	86,729,592	269,567,970	10,887,601
Short-term U.S. government and agency obligations	7,110	(68,357)	33,736	(62,516)

Change in net unrealized appreciation/depreciation	205,654,329	84,424,890	269,727,476	4,445,205

Net realized and unrealized gain (loss)	365,198,197	(265,887,530)	217,987,272	(278,814,468)

Net income (loss)	$363,538,780	$(268,258,739)	$212,883,741	$(284,939,358)

Net income (loss) per weighted-average share (Note 1)	$21.31	$(26.45)	$13.40	$(30.69)

Weighted-average shares outstanding (Note 1)	17,063,071	10,140,245	15,891,269	9,285,742

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$606,824,420
Addition of 6,800,000 shares	359,577,138
Redemption of 4,200,000 shares	(200,297,392)

Net addition (redemption) of 2,600,000 shares	159,279,746

Net investment income (loss)	(5,103,531)
Net realized gain (loss)	(51,740,204)
Change in net unrealized appreciation/depreciation	269,727,476

Net income (loss)	212,883,741

Shareholders’ equity, at September 30, 2012	$978,987,907

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash flow from operating activities
Net income (loss)	$212,883,741	$(284,939,358)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	18,210	710,687
Net sale (purchase) of short-term U.S. government and agency obligations	(128,635,476)	(146,256,704)
Change in unrealized appreciation/depreciation on investments	(269,601,706)	(10,825,085)
Decrease (Increase) in receivable on futures contracts	6,000	391,421
Increase (Decrease) in management fee payable	142,746	1,217,267

Net cash provided by (used in) operating activities	(185,186,485)	(439,701,772)

Cash flow from financing activities
Proceeds from addition of shares	373,543,705	1,056,014,151
Payment on shares redeemed	(188,772,194)	(617,207,533)

Net cash provided by (used in) financing activities	184,771,511	438,806,618

Net increase (decrease) in cash	(414,974)	(895,154)
Cash, beginning of period	772,442	2,505,032

Cash, end of period	$357,468	$1,609,878

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$522,925	$648,166
Segregated cash balances with brokers for futures contracts	27,380	43,140
Short-term U.S. government and agency obligations (Note 3) (cost $129,986,609 and $215,358,257, respectively)	129,989,973	215,352,919
Unrealized appreciation on forward agreements	—	43,015,723
Receivable from capital shares sold	9,971,196	8,437,981

Total assets	140,511,474	267,497,929

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	20,503,124
Management fee payable	86,547	180,884
Unrealized depreciation on forward agreements	14,477,256	—

Total liabilities	14,563,803	20,684,008

Shareholders’ equity
Shareholders’ equity	125,947,671	246,813,921

Total liabilities and shareholders’ equity	$140,511,474	$267,497,929

Shares outstanding	3,158,489	3,218,874

Net asset value per share (Note 1)	$39.88	$76.68

Market value per share (Note 1) (Note 2)	$40.14	$79.35

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
U.S. Treasury Bills:
0.070% due 10/04/12	$47,513,000	$47,512,924
0.095% due 11/23/12†	46,663,000	46,658,128
0.094% due 01/10/13†	33,854,000	33,846,644
0.093% due 02/07/13	1,973,000	1,972,277

Total short-term U.S. government and agency obligations (cost $129,986,609)		$129,989,973

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Future 12/15/2012 (SIZ2)	2	$345,770	$(65,020)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
London Silver Fixing Forward—Deutsche Bank AG London	10/08/12	$(2,747,000)	$(95,201,680)	$(1,759,252)
London Silver Fixing Forward—Goldman Sachs International	10/08/12	(1,336,500)	(46,318,546)	(4,030,029)
London Silver Fixing Forward—Societe Generale S.A.	10/08/12	(1,718,000)	(59,540,039)	(5,965,806)
London Silver Fixing Forward—UBS AG	10/08/12	(1,457,000)	(50,494,666)	(2,722,169)

				$(14,477,256)

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $27,380 was pledged to cover margin requirements for open futures contracts as of September 30, 2012.
^	The positions and counterparties herein are as of September 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Investment Income
Interest	$25,338	$36,609	$69,765	$141,157

Expenses
Management fee	315,479	1,328,783	1,219,073	2,812,042
Brokerage commissions	8	1,431	33	3,718

Total expenses	315,487	1,330,214	1,219,106	2,815,760

Net investment income (loss)	(290,149)	(1,293,605)	(1,149,341)	(2,674,603)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	8,100	2,681,280	61,500	2,891,784
Forward agreements	(30,594,433)	181,877,651	(27,269,372)	129,322,766
Short-term U.S. government and agency obligations	911	1,907	869	4,428

Net realized gain (loss)	(30,585,422)	184,560,838	(27,207,003)	132,218,978

Change in net unrealized appreciation/depreciation on
Futures contracts	(77,050)	(356,000)	(125,870)	1,011,945
Forward agreements	(36,484,084)	(216,853,973)	(57,492,979)	(191,220,968)
Short-term U.S. government and agency obligations	(270)	(41,346)	8,702	(32,500)

Change in net unrealized appreciation/depreciation	(36,561,404)	(217,251,319)	(57,610,147)	(190,241,523)

Net realized and unrealized gain (loss)	(67,146,826)	(32,690,481)	(84,817,150)	(58,022,545)

Net income (loss)	$(67,436,975)	$(33,984,086)	$(85,966,491)	$(60,697,148)

Net income (loss) per weighted-average share (Note 1)	$(29.10)	$(4.24)	$(28.59)	$(12.85)

Weighted-average shares outstanding (Note 1)	2,317,728	8,021,917	3,006,900	4,722,657

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$246,813,921
Addition of 5,660,000 shares	298,100,407
Redemption of 5,720,385 shares	(333,000,166)

Net addition (redemption) of (60,385) shares	(34,899,759)

Net investment income (loss)	(1,149,341)
Net realized gain (loss)	(27,207,003)
Change in net unrealized appreciation/depreciation	(57,610,147)

Net income (loss)	(85,966,491)

Shareholders’ equity, at September 30, 2012	$125,947,671

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011
Cash flow from operating activities
Net income (loss)	$(85,966,491)	$(60,697,148)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	15,760	(236,587)
Net sale (purchase) of short-term U.S. government and agency obligations	85,371,648	(640,531,441)
Change in unrealized appreciation/depreciation on investments	57,484,277	191,253,468
Decrease (Increase) in receivable on futures contracts	—	(2,244,439)
Increase (Decrease) in management fee payable	(94,337)	776,099
Increase (Decrease) in payable on futures contracts	—	(227,423)

Net cash provided by (used in) operating activities	56,810,857	(511,907,471)

Cash flow from financing activities
Proceeds from addition of shares	296,567,192	1,089,916,599
Payment on shares redeemed	(353,503,290)	(577,774,676)

Net cash provided by (used in) financing activities	(56,936,098)	512,141,923

Net increase (decrease) in cash	(125,241)	234,452
Cash, beginning of period	648,166	3,514,285

Cash, end of period	$522,925	$3,748,737

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$471,796	$200
Segregated cash balances with brokers for futures contracts	217,250	—
Short-term U.S. government and agency obligations (Note 3) (cost $3,463,947 and $0, respectively)	3,463,974	—
Offering costs (Note 5)	32,463	41,000
Limitation by Sponsor	522	—

Total assets	4,186,005	41,200

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	55,632	—
Payable for offering costs	41,000	41,000

Total liabilities	96,632	41,000

Shareholders’ equity
Shareholders’ equity	4,089,373	200

Total liabilities and shareholders’ equity	$4,186,005	$41,200

Shares outstanding	100,005	5

Net asset value per share	$40.89	$40.00

Market value per share (Note 2)	$40.90	$40.00

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(85% of shareholders’ equity)
U.S. Treasury Bills:
0.083% due 10/04/12	$3,265,000	$3,264,995
0.105% due 11/23/12	199,000	198,979

Total short-term U.S. government and agency obligations (cost $3,463,947)		$3,463,974

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
AUD/US Dollar Future 12/17/2012 (ADZ2)	79	$8,139,370	$(1,930)

††	Cash collateral in the amount of $217,250 was pledged to cover margin requirements for open futures contracts as of September 30, 2012.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR*

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

	Three months ended	Nine months ended
	September 30, 2012	September 30, 2012
Investment Income
Interest	$618	$618

Expenses
Brokerage commissions	556	556
Offering costs	8,537	8,537
Limitation by Sponsor	(522)	(522)

Total expenses	8,571	8,571

Net investment income (loss)	(7,953)	(7,953)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	99,030	99,030
Short-term U.S. government and agency obligations	(1)	(1)

Net realized gain (loss)	99,029	99,029

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,930)	(1,930)
Short-term U.S. government and agency obligations	27	27

Change in net unrealized appreciation/depreciation	(1,903)	(1,903)

Net realized and unrealized gain (loss)	97,126	97,126

Net income (loss)	89,173	89,173

Net income (loss) per weighted-average share	0.90	0.90

Weighted-average shares outstanding	98,689	98,689

*	Since the Fund commenced investment operations on July 17, 2012, statements of operations for the three and nine months ended September 30, 2011 have not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	200
Addition of 100,000 shares	4,000,000

Net investment income (loss)	(7,953)
Net realized gain (loss)	99,029
Change in net unrealized appreciation/depreciation	(1,903)

Net income (loss)	89,173

Shareholders’ equity, at September 30, 2012	$4,089,373

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Nine months ended
September 30, 2012
Cash flow from operating activities
Net income (loss)	$89,173
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(217,250)
Net sale (purchase) of short-term U.S. government and agency obligations	(3,463,947)
Change in unrealized appreciation/depreciation on investments	(27)
Decrease (Increase) in Limitation by Sponsor	(522)
Change in offering cost	8,537
Increase (Decrease) in payable on futures contracts	55,632

Net cash provided by (used in) operating activities	(3,528,404)

Cash flow from financing activities
Proceeds from addition of shares	4,000,000

Net cash provided by (used in) financing activities	4,000,000

Net increase (decrease) in cash	471,596
Cash, beginning of period	200

Cash, end of period	$471,796

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$317,318	$200
Segregated cash balances with brokers for futures contracts	206,250	—
Short-term U.S. government and agency obligations (Note 3) (cost $3,302,978 and $0, respectively)	3,302,995	—
Receivable on open futures contracts	51,288	—
Offering costs (Note 5)	32,463	41,000
Limitation by Sponsor	1,012	—

Total assets	3,911,326	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	3,870,326	200

Total liabilities and shareholders’ equity	$3,911,326	$41,200

Shares outstanding	100,005	5

Net asset value per share	$38.70	$40.00

Market value per share (Note 2)	$38.62	$40.00

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(85% of shareholders’ equity)
U.S. Treasury Bills:
0.083% due 10/04/12	$3,303,000	$3,302,995

Total short-term U.S. government and agency obligations (cost $3,302,978)		$3,302,995

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
AUD/US Dollar Future 12/17/2012 (ADZ2)	75	$7,727,250	$1,140

††	Cash collateral in the amount of $206,250 was pledged to cover margin requirements for open futures contracts as of September 30, 2012.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR*

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Investment Income
Interest	$586	$586

Expenses
Brokerage commissions	605	605
Offering costs	8,537	8,537
Limitation by Sponsor	(1,012)	(1,012)

Total expenses	8,130	8,130

Net investment income (loss)	(7,544)	(7,544)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(123,485)	(123,485)
Short-term U.S. government and agency obligations	(2)	(2)

Net realized gain (loss)	(123,487)	(123,487)

Change in net unrealized appreciation/depreciation on
Futures contracts	1,140	1,140
Short-term U.S. government and agency obligations	17	17

Change in net unrealized appreciation/depreciation	1,157	1,157

Net realized and unrealized gain (loss)	(122,330)	(122,330)

Net income (loss)	(129,874)	(129,874)

Net income (loss) per weighted-average share	(1.32)	(1.32)

Weighted-average shares outstanding	98,689	98,689

*	Since the Fund commenced investment operations on July 17, 2012, statements of operations for the three and nine months ended September 30, 2011 have not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	200
Addition of 100,000 shares	4,000,000

Net investment income (loss)	(7,544)
Net realized gain (loss)	(123,487)
Change in net unrealized appreciation/depreciation	1,157

Net income (loss)	(129,874)

Shareholders’ equity, at September 30, 2012	$3,870,326

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$(129,874)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(206,250)
Net sale (purchase) of short-term U.S. government and agency obligations	(3,302,978)
Change in unrealized appreciation/depreciation on investments	(17)
Decrease (Increase) in receivable on futures contracts	(51,288)
Decrease (Increase) in Limitation by Sponsor	(1,012)
Change in offering cost	8,537

Net cash provided by (used in) operating activities	(3,682,882)

Cash flow from financing activities
Proceeds from addition of shares	4,000,000

Net cash provided by (used in) financing activities	4,000,000

Net increase (decrease) in cash	317,118
Cash, beginning of period	200

Cash, end of period	$317,318

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$275,879	$10,469
Short-term U.S. government and agency obligations (Note 3) (cost $5,308,568 and $10,068,969, respectively)	5,308,846	10,068,707
Unrealized appreciation on foreign currency forward contracts	222,278	—

Total assets	5,807,003	10,079,176

Liabilities and shareholders’ equity
Liabilities
Management fee payable	4,532	6,216
Unrealized depreciation on foreign currency forward contracts	—	518,212

Total liabilities	4,532	524,428

Shareholders’ equity
Shareholders’ equity	5,802,471	9,554,748

Total liabilities and shareholders’ equity	$5,807,003	$10,079,176

Shares outstanding	250,014	400,014

Net asset value per share	$23.21	$23.89

Market value per share (Note 2)	$23.18	$23.87

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.096% due 01/10/13†	$5,310,000	$5,308,846

Total short-term U.S. government and agency obligations (cost $5,308,568)		$5,308,846

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro/US Dollar Forward—Goldman Sachs International	10/05/12	3,181,525	$4,089,012	$74,740
Euro/US Dollar Forward—UBS AG	10/05/12	6,105,000	7,846,368	145,949

				$220,689

Contracts to Sell
Euro/US Dollar Forward—Goldman Sachs International	10/05/12	(179,800)	$(231,086)	$1,913
Euro/US Dollar Forward—UBS AG	10/05/12	(77,600)	(99,734)	(324)

				$1,589

†	All or partial amount segregated as collateral for foreign currency forward contracts
^	The positions and counterparties herein are as of September 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Investment Income
Interest	$975	$511	$2,550	$4,353

Expenses
Management fee	13,183	20,668	52,001	60,728

Total expenses	13,183	20,668	52,001	60,728

Net investment income (loss)	(12,208)	(20,157)	(49,451)	(56,375)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	55,097	(3,200)	(811,701)	1,603,888
Short-term U.S. government and agency obligations	2	—	45	19

Net realized gain (loss)	55,099	(3,200)	(811,656)	1,603,907

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	100,337	(1,321,372)	740,490	(1,560,539)
Short-term U.S. government and agency obligations	87	(602)	540	(744)

Change in net unrealized appreciation/depreciation	100,424	(1,321,974)	741,030	(1,561,283)

Net realized and unrealized gain (loss)	155,523	(1,325,174)	(70,626)	42,624

Net income (loss)	$143,315	$(1,345,331)	$(120,077)	$(13,751)

Net income (loss) per weighted-average share	$0.57	$(4.48)	$(0.39)	$(0.05)

Weighted-average shares outstanding	250,014	300,014	310,963	300,014

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$9,554,748
Addition of 50,000 shares	1,209,580
Redemption of 200,000 shares	(4,841,780)

Net addition (redemption) of (150,000) shares	(3,632,200)

Net investment income (loss)	(49,451)
Net realized gain (loss)	(811,656)
Change in net unrealized appreciation/depreciation	741,030

Net income (loss)	(120,077)

Shareholders’ equity, at September 30, 2012	$5,802,471

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash flow from operating activities
Net income (loss)	$(120,077)	$(13,751)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	4,760,401	(1,563,913)
Change in unrealized appreciation/depreciation on investments	(741,030)	1,561,283
Increase (Decrease) in management fee payable	(1,684)	7,455

Net cash provided by (used in) operating activities	3,897,610	(8,926)

Cash flow from financing activities
Proceeds from addition of shares	1,209,580	—
Payment on shares redeemed	(4,841,780)	—

Net cash provided by (used in) financing activities	(3,632,200)	—

Net increase (decrease) in cash	265,410	(8,926)
Cash, beginning of period	10,469	13,447

Cash, end of period	$275,879	$4,521

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$336,793	$200
Segregated cash balances with brokers for futures contracts	79,200	—
Short-term U.S. government and agency obligations (Note 3) (cost $3,446,976 and $0, respectively)	3,446,994	—
Receivable on open futures contracts	19,500	—
Offering costs (Note 5)	30,104	41,000
Limitation by Sponsor	964	—

Total assets	3,913,555	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	3,872,555	200

Total liabilities and shareholders’ equity	$3,913,555	$41,200

Shares outstanding	100,005	5

Net asset value per share	$38.72	$40.00

Market value per share (Note 2)	$38.64	$40.00

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(89% of shareholders’ equity)
U.S. Treasury Bills:
0.083% due 10/04/12	$3,447,000	$3,446,994

Total short-term U.S. government and agency obligations (cost $3,446,976)		$3,446,994

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro/US Dollar Future 12/17/2012 (ECZ2)	24	$3,858,600	$(13,619)

††	Cash collateral in the amount of $79,200 was pledged to cover margin requirements for open futures contracts as of September 30, 2012.

See accompanying notes to financial statements.

PROSHARES SHORT EURO*

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Investment Income
Interest	$641	$641

Expenses
Brokerage commissions	134	197
Offering costs	10,334	10,896
Limitation by Sponsor	(816)	(964)

Total expenses	9,652	10,129

Net investment income (loss)	(9,011)	(9,488)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(102,555)	(104,555)
Short-term U.S. government and agency obligations	(1)	(1)

Net realized gain (loss)	(102,556)	(104,556)

Change in net unrealized appreciation/depreciation on
Futures contracts	36,694	(13,619)
Short-term U.S. government and agency obligations	18	18

Change in net unrealized appreciation/depreciation	36,712	(13,601)

Net realized and unrealized gain (loss)	(65,844)	(118,157)

Net income (loss)	$(74,855)	$(127,645)

Net income (loss) per weighted-average share	$(0.75)	$(1.29)

Weighted-average shares outstanding	100,005	98,974

*	Since the Fund commenced investment operations on June 26, 2012, statements of operations for the three and nine months ended September 30, 2011 have not been provided.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$200
Addition of 100,000 shares	4,000,000

Net investment income (loss)	(9,488)
Net realized gain (loss)	(104,556)
Change in net unrealized appreciation/depreciation	(13,601)

Net income (loss)	(127,645)

Shareholders’ equity, at September 30, 2012	$3,872,555

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$(127,645)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(79,200)
Net sale (purchase) of short-term U.S. government and agency obligations	(3,446,976)
Change in unrealized appreciation/depreciation on investments	(18)
Decrease (Increase) in receivable on futures contracts	(19,500)
Decrease (Increase) in Limitation by Sponsor	(964)
Change in offering cost	10,896

Net cash provided by (used in) operating activities	(3,663,407)

Cash flow from financing activities
Proceeds from addition of shares	4,000,000

Net cash provided by (used in) financing activities	4,000,000

Net increase (decrease) in cash	336,593
Cash, beginning of period	200

Cash, end of period	$336,793

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$395,540	$102,088
Short-term U.S. government and agency obligations (Note 3) (cost $792,130,294 and $1,012,198,282, respectively)	792,156,391	1,012,174,281
Unrealized appreciation on foreign currency forward contracts	—	67,430,954
Receivable from capital shares sold	14,089,383	21,299,733

Total assets	806,641,314	1,101,007,056

Liabilities and shareholders’ equity
Liabilities
Management fee payable	604,781	847,510
Unrealized depreciation on foreign currency forward contracts	35,174,220	—

Total liabilities	35,779,001	847,510

Shareholders’ equity
Shareholders’ equity	770,862,313	1,100,159,546

Total liabilities and shareholders’ equity	$806,641,314	$1,101,007,056

Shares outstanding	38,300,014	54,100,014

Net asset value per share	$20.13	$20.34

Market value per share (Note 2)	$20.12	$20.35

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
U.S. Treasury Bills:
0.064% due 10/04/12	$117,590,000	$117,589,812
0.081% due 11/23/12†	169,979,000	169,961,254
0.094% due 01/10/13†	504,715,000	504,605,325

Total short-term U.S. government and agency obligations (cost $792,130,294)		$792,156,391

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro/US Dollar Forward—Goldman Sachs International	10/05/12	121,663,800	$156,366,739	$(20,908)
Euro/US Dollar Forward—UBS AG	10/05/12	146,354,700	188,100,382	(2,042,583)

				$(2,063,491)

Contracts to Sell
Euro/US Dollar Forward—Goldman Sachs International	10/05/12	(700,644,925)	$(900,494,334)	$(15,254,155)
Euro/US Dollar Forward—UBS AG	10/05/12	(767,109,200)	(985,916,637)	(17,856,574)

				$(33,110,729)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Investment Income
Interest	$160,447	$36,861	$359,466	$255,628

Expenses
Management fee	2,052,823	1,728,002	6,345,979	3,848,679

Total expenses	2,052,823	1,728,002	6,345,979	3,848,679

Net investment income (loss)	(1,892,376)	(1,691,141)	(5,986,513)	(3,593,051)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(14,572,815)	(11,049,379)	106,381,285	(112,483,351)
Short-term U.S. government and agency obligations	(442)	131	(877)	3,328

Net realized gain (loss)	(14,573,257)	(11,049,248)	106,380,408	(112,480,023)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(12,582,909)	122,372,805	(102,605,174)	132,997,720
Short-term U.S. government and agency obligations	744	(54,049)	50,098	(60,305)

Change in net unrealized appreciation/depreciation	(12,582,165)	122,318,756	(102,555,076)	132,937,415

Net realized and unrealized gain (loss)	(27,155,422)	111,269,508	3,825,332	20,457,392

Net income (loss)	$(29,047,798)	$109,578,367	$(2,161,181)	$16,864,341

Net income (loss) per weighted-average share	$(0.72)	$2.66	$(0.05)	$0.56

Weighted-average shares outstanding	40,283,166	41,215,231	43,594,175	30,309,538

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$1,100,159,546
Addition of 12,100,000 shares	247,754,259
Redemption of 27,900,000 shares	(574,890,311)

Net addition (redemption) of (15,800,000) shares	(327,136,052)

Net investment income (loss)	(5,986,513)
Net realized gain (loss)	106,380,408
Change in net unrealized appreciation/depreciation	(102,555,076)

Net income (loss)	(2,161,181)

Shareholders’ equity, at September 30, 2012	$770,862,313

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash flow from operating activities
Net income (loss)	$(2,161,181)	$16,864,341
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	220,067,988	(376,266,395)
Change in unrealized appreciation/depreciation on investments	102,555,076	(132,937,415)
Increase (Decrease) in management fee payable	(242,729)	837,229

Net cash provided by (used in) operating activities	320,219,154	(491,502,240)

Cash flow from financing activities
Proceeds from addition of shares	254,964,609	674,444,672
Payment on shares redeemed	(574,890,311)	(182,770,372)

Net cash provided by (used in) financing activities	(319,925,702)	491,674,300

Net increase (decrease) in cash	293,452	172,060
Cash, beginning of period	102,088	251,588

Cash, end of period	$395,540	$423,648

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$127,359	$5,798
Short-term U.S. government and agency obligations (Note 3) (cost $5,079,976 and $5,366,951, respectively)	5,080,206	5,366,875
Unrealized appreciation on foreign currency forward contracts	46,377	102,727

Total assets	5,253,942	5,475,400

Liabilities and shareholders’ equity
Liabilities
Management fee payable	4,076	4,325

Total liabilities	4,076	4,325

Shareholders’ equity
Shareholders’ equity	5,249,866	5,471,075

Total liabilities and shareholders’ equity	$5,253,942	$5,475,400

Shares outstanding	150,014	150,014

Net asset value per share	$35.00	$36.47

Market value per share (Note 2)	$35.28	$36.50

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(97% of shareholders’ equity)
U.S. Treasury Bills:
0.080% due 10/04/12†	$996,000	$995,999
0.105% due 11/23/12	841,000	840,912
0.098% due 01/10/13†	3,244,000	3,243,295

Total short-term U.S. government and agency obligations (cost $5,079,976)		$5,080,206

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen/US Dollar Forward—Goldman Sachs
International	10/05/12	387,568,100	$4,967,567	$21,888
Yen/US Dollar Forward—UBS AG	10/05/12	453,633,300	5,814,343	26,376

				$48,264

Contracts to Sell
Yen/US Dollar Forward—Goldman Sachs
International	10/05/12	(6,526,600)	$(83,653)	$(944)
Yen/US Dollar Forward—UBS AG	10/05/12	(15,729,000)	(201,603)	(943)

				$(1,887)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Investment Income
Interest	$1,009	$216	$2,253	$1,711

Expenses
Management fee	12,368	12,492	36,387	28,409

Total expenses	12,368	12,492	36,387	28,409

Net investment income (loss)	(11,359)	(12,276)	(34,134)	(26,698)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	90,137	496,377	(131,047)	722,557
Short-term U.S. government and agency obligations	—	—	16	19

Net realized gain (loss)	90,137	496,377	(131,031)	722,576

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	146,755	(71,257)	(56,350)	(336,623)
Short-term U.S. government and agency obligations	65	(314)	306	(424)

Change in net unrealized appreciation/depreciation	146,820	(71,571)	(56,044)	(337,047)

Net realized and unrealized gain (loss)	236,957	424,806	(187,075)	385,529

Net income (loss)	$225,598	$412,530	$(221,209)	$358,831

Net income (loss) per weighted-average share	$1.50	$2.86	$(1.47)	$3.07

Weighted-average shares outstanding	150,014	144,036	150,014	116,864

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$5,471,075
Net investment income (loss)	(34,134)
Net realized gain (loss)	(131,031)
Change in net unrealized appreciation/depreciation	(56,044)

Net income (loss)	(221,209)

Shareholders’ equity, at September 30, 2012	$5,249,866

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash flow from operating activities
Net income (loss)	$(221,209)	$358,831
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	286,975	(811,370)
Change in unrealized appreciation/depreciation on investments	56,044	337,047
Increase (Decrease) in management fee payable	(249)	5,164

Net cash provided by (used in) operating activities	121,561	(110,328)

Cash flow from financing activities
Proceeds from addition of shares	—	1,696,147
Payment on shares redeemed	—	(1,593,589)

Net cash provided by (used in) financing activities	—	102,558

Net increase (decrease) in cash	121,561	(7,770)
Cash, beginning of period	5,798	10,637

Cash, end of period	$127,359	$2,867

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$54,782	$22,338
Short-term U.S. government and agency obligations (Note 3) (cost $231,937,371 and $219,407,765, respectively)	231,943,724	219,404,292
Receivable from capital shares sold	20,652,555	6,249,734

Total assets	252,651,061	225,676,364

Liabilities and shareholders’ equity
Liabilities
Management fee payable	178,803	180,224
Unrealized depreciation on foreign currency forward contracts	2,643,851	4,364,146

Total liabilities	2,822,654	4,544,370

Shareholders’ equity
Shareholders’ equity	249,828,407	221,131,994

Total liabilities and shareholders’ equity	$252,651,061	$225,676,364

Shares outstanding	6,049,294	5,399,294

Net asset value per share (Note 1)	$41.30	$40.96

Market value per share (Note 1)(Note 2)	$41.33	$40.95

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(93% of shareholders’ equity)
U.S. Treasury Bills:
0.072% due 10/04/12†	$121,143,000	$121,142,806
0.096% due 01/10/13†	110,825,000	110,800,918

Total short-term U.S. government and agency obligations (cost $231,937,371)		$231,943,724

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen/US Dollar Forward—Goldman Sachs International	10/05/12	2,209,153,600	$28,315,328	$(72,641)
Yen/US Dollar Forward—UBS AG	10/05/12	1,869,997,800	23,968,275	66,938

				$(5,703)

Contracts to Sell
Yen/US Dollar Forward—Goldman Sachs International	10/05/12	(16,016,951,000)	$(205,293,657)	$(1,239,214)
Yen/US Dollar Forward—UBS AG	10/05/12	(27,086,156,900)	(347,170,708)	(1,398,934)

				$(2,638,148)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Investment Income
Interest	$41,475	$23,905	$104,677	$176,008

Expenses
Management fee	537,172	725,344	1,699,389	2,253,245

Total expenses	537,172	725,344	1,699,389	2,253,245

Net investment income (loss)	(495,697)	(701,439)	(1,594,712)	(2,077,237)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(4,756,665)	(34,105,768)	5,696,143	(55,833,787)
Short-term U.S. government and agency obligations	205	487	897	3,296

Net realized gain (loss)	(4,756,460)	(34,105,281)	5,697,040	(55,830,491)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(6,717,569)	4,607,971	1,720,295	18,318,673
Short-term U.S. government and agency obligations	1,760	(17,889)	9,826	(16,971)

Change in net unrealized appreciation/depreciation	(6,715,809)	4,590,082	1,730,121	18,301,702

Net realized and unrealized gain (loss)	(11,472,269)	(29,515,199)	7,427,161	(37,528,789)

Net income (loss)	$(11,967,966)	$(30,216,638)	$5,832,449	$(39,606,026)

Net income (loss) per weighted-average share (Note 1)	$(2.24)	$(4.22)	$1.05	$(5.69)

Weighted-average shares outstanding (Note 1)	5,349,294	7,162,686	5,542,177	6,966,549

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$221,131,994
Addition of 3,750,000 shares	161,174,700
Redemption of 3,100,000 shares	(138,310,736)

Net addition (redemption) of 650,000 shares	22,863,964

Net investment income (loss)	(1,594,712)
Net realized gain (loss)	5,697,040
Change in net unrealized appreciation/depreciation	1,730,121

Net income (loss)	5,832,449

Shareholders’ equity, at September 30, 2012	$249,828,407

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash flow from operating activities
Net income (loss)	$5,832,449	$(39,606,026)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(12,529,606)	(52,571,098)
Change in unrealized appreciation/depreciation on investments	(1,730,121)	(18,301,702)
Increase (Decrease) in management fee payable	(1,421)	277,088

Net cash provided by (used in) operating activities	(8,428,699)	(110,201,738)

Cash flow from financing activities
Proceeds from addition of shares	146,771,879	302,417,904
Payment on shares redeemed	(138,310,736)	(192,197,741)

Net cash provided by (used in) financing activities	8,461,143	110,220,163

Net increase (decrease) in cash	32,444	18,425
Cash, beginning of period	22,338	120,494

Cash, end of period	$54,782	$138,919

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$2,267,367	$2,972,032
Segregated cash balances with brokers for futures contracts	90,494,892	6,303,800
Short-term U.S. government and agency obligations (Note 3) (cost $111,374,656 and $0, respectively)	111,376,419	—
Receivable from capital shares sold	7,492,623	2,469,584
Receivable on open futures contracts	2,955,509	—
Offering costs (Note 5)	421	21,691

Total assets	214,587,231	11,767,107

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	19,333,608	—
Payable on open futures contracts	—	1,852,966
Management fee payable	171,009	4,264
Payable for offering costs	—	28,764
Unrealized depreciation on swap agreements	1,826,122	—

Total liabilities	21,330,739	1,885,994

Shareholders’ equity
Shareholders’ equity	193,256,492	9,881,113

Total liabilities and shareholders’ equity	$214,587,231	$11,767,107

Shares outstanding	6,359,151	13,334

Net asset value per share (Note 1)	$30.39	$741.05

Market value per share (Note 1) (Note 2)	$30.92	$729.60

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(58% of shareholders’ equity)
U.S. Treasury Bills:
0.091% due 11/23/12	$22,472,000	$22,469,654
0.089% due 01/10/13†	49,346,000	49,335,277
0.099% due 02/07/13	39,586,000	39,571,488

Total short-term U.S. government and agency obligations (cost $111,374,656)		$111,376,419

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
CBOE VIX Future 10/16/2012 (UXV2)	13,083	$214,561,200	$(18,741,938)
CBOE VIX Future 11/20/2012 (UXX2)	8,723	157,450,150	(30,804)

			$(18,772,742)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
S&P 500 VIX Short-Term Futures Index Swap - Societe Generale S.A	10/08/12	$15,386,719	$(1,826,122)

†	All or partial amount segregated as collateral for swap agreements.
††	Cash collateral in the amount of $90,494,892 was pledged to cover margin requirements for open futures contracts as of September 30, 2012.
^	The positions and counterparties herein are as of September 30, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark Index. A negative amount represents “short” exposure to the benchmark Index.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF*

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Investment Income
Interest	$22,293	$40,074

Expenses
Management fee	586,150	1,216,603
Brokerage commissions	462,005	1,074,133
Offering costs	19,313	69,341

Total expenses	1,067,468	2,360,077

Net investment income (loss)	(1,045,175)	(2,320,003)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(282,640,076)	(461,102,812)
Swap agreements	(16,548,798)	(16,817,661)
Short-term U.S. government and agency obligations	2,865	9,728

Net realized gain (loss)	(299,186,009)	(477,910,745)

Change in net unrealized appreciation/depreciation on
Futures contracts	33,721,060	(18,009,952)
Swap agreements	5,869,689	(1,826,122)
Short-term U.S. government and agency obligations	(1,578)	1,763

Change in net unrealized appreciation/depreciation	39,589,171	(19,834,311)

Net realized and unrealized gain (loss)	(259,596,838)	(497,745,056)

Net income (loss)	$(260,642,013)	$(500,065,059)

Net income (loss) per weighted-average share (Note 1)	$(54.81)	$(231.81)

Weighted-average shares outstanding (Note 1)	4,755,673	2,157,234

*	Since the Fund commenced investment operations on October 3, 2011, statements of operations for the three and nine months ended September 30, 2011 have not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$9,881,113
Addition of 11,837,500 shares	1,247,208,537
Redemption of 5,491,683 shares	(563,768,099)

Net addition (redemption) of 6,345,817 shares	683,440,438

Net investment income (loss)	(2,320,003)
Net realized gain (loss)	(477,910,745)
Change in net unrealized appreciation/depreciation	(19,834,311)

Net income (loss)	(500,065,059)

Shareholders’ equity, at September 30, 2012	$193,256,492

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$(500,065,059)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(84,191,092)
Net sale (purchase) of short-term U.S. government and agency obligations	(111,374,656)
Change in unrealized appreciation/depreciation on investments	1,824,359
Decrease (Increase) in receivable on futures contracts	(2,955,509)
Change in offering cost	21,270
Increase (Decrease) in management fee payable	166,745
Increase (Decrease) in payable on futures contracts	(1,852,966)
Increase (Decrease) in payable for offering costs	(28,764)

Net cash provided by (used in) operating activities	(698,455,672)

Cash flow from financing activities
Proceeds from addition of shares	1,242,185,498
Payment on shares redeemed	(544,434,491)

Net cash provided by (used in) financing activities	697,751,007

Net increase (decrease) in cash	(704,665)
Cash, beginning of period	2,972,032

Cash, end of period	$2,267,367

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$2,537,861	$563,350
Segregated cash balances with brokers for futures contracts	40,524,749	—
Short-term U.S. government and agency obligations (Note 3) (cost $121,715,324 and $27,358,785, respectively)	121,719,579	27,357,824
Receivable from capital shares sold	950,120	1,909,463
Receivable on open futures contracts	3,168,549	742,451
Offering costs (Note 5)	—	1,090

Total assets	168,900,858	30,574,178

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,985,303	—
Management fee payable	112,005	24,275

Total liabilities	3,097,308	24,275

Shareholders’ equity
Shareholders’ equity	165,803,550	30,549,903

Total liabilities and shareholders’ equity	$168,900,858	$30,574,178

Shares outstanding	8,725,005	400,005

Net asset value per share	$19.00	$76.37

Market value per share (Note 2)	$19.22	$75.74

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(73% of shareholders’ equity)
U.S. Treasury Bills:
0.077% due 10/04/12	$62,000	$62,000
0.099% due 11/23/12	62,621,000	62,614,462
0.091% due 01/10/13	45,329,000	45,319,150
0.101% due 02/07/13	13,729,000	13,723,967

Total short-term U.S. government and agency obligations (cost $121,715,324)		$121,719,579

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
CBOE VIX Future 10/16/2012 (UXV2)	5,861	$96,120,400	$(5,123,035)
CBOE VIX Future 11/20/2012 (UXX2)	3,904	70,467,200	249,064

			$(4,873,971)

††	Cash collateral in the amount of $40,524,749 was pledged to cover margin requirements for open futures contracts as of September 30, 2012.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Investment Income
Interest	$21,142	$1,884	$47,219	$11,821

Expenses
Management fee	315,055	26,672	788,072	62,960
Offering costs	—	49,621	1,090	147,749

Total expenses	315,055	76,293	789,162	210,709

Net investment income (loss)	(293,913)	(74,409)	(741,943)	(198,888)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(85,611,502)	24,351,300	(137,705,726)	11,557,660
Short-term U.S. government and agency obligations	(782)	—	365	1,500

Net realized gain (loss)	(85,612,284)	24,351,300	(137,705,361)	11,559,160

Change in net unrealized appreciation/depreciation on
Futures contracts	13,014,580	7,994,010	(3,298,001)	3,541,350
Short-term U.S. government and agency obligations	1,910	(2,318)	5,216	(1,675)

Change in net unrealized appreciation/depreciation	13,016,490	7,991,692	(3,292,785)	3,539,675

Net realized and unrealized gain (loss)	(72,595,794)	32,342,992	(140,998,146)	15,098,835

Net income (loss)	$(72,889,707)	$32,268,583	$(141,740,089)	$14,899,947

Net income (loss) per weighted-average share	$(12.01)	$56.28	$(37.10)	$25.51

Weighted-average shares outstanding	6,071,472	573,375	3,820,717	584,172

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$30,549,903
Addition of 20,725,000 shares	675,673,404
Redemption of 12,400,000 shares	(398,679,668)

Net addition (redemption) of 8,325,000 shares	276,993,736

Net investment income (loss)	(741,943)
Net realized gain (loss)	(137,705,361)
Change in net unrealized appreciation/depreciation	(3,292,785)

Net income (loss)	(141,740,089)

Shareholders’ equity, at September 30, 2012	$165,803,550

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash flow from operating activities
Net income (loss)	$(141,740,089)	$14,899,947
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(40,524,749)	—
Net sale (purchase) of short-term U.S. government and agency obligations	(94,356,539)	(28,062,806)
Change in unrealized appreciation/depreciation on investments	(5,216)	1,675
Decrease (Increase) in receivable on futures contracts	(2,426,098)	(2,250,019)
Change in offering cost	1,090	147,749
Increase (Decrease) in management fee payable	87,730	62,960
Increase (Decrease) in payable for offering costs	—	(198,998)

Net cash provided by (used in) operating activities	(278,963,871)	(15,399,492)

Cash flow from financing activities
Proceeds from addition of shares	676,632,747	254,334,644
Payment on shares redeemed	(395,694,365)	(237,843,693)

Net cash provided by (used in) financing activities	280,938,382	16,490,951

Net increase (decrease) in cash	1,974,511	1,091,459
Cash, beginning of period	563,350	400

Cash, end of period	$2,537,861	$1,091,859

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$1,461,733	$5,521,055
Segregated cash balances with brokers for futures contracts	13,176,254	2,252,358
Short-term U.S. government and agency obligations (Note 3) (cost $35,052,708 and $0, respectively)	35,053,223	—
Receivable from capital shares sold	6,806,066	—
Offering costs (Note 5)	421	21,691

Total assets	56,497,697	7,795,104

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,031,024	—
Management fee payable	24,949	5,916
Payable for offering costs	—	28,764

Total liabilities	2,055,973	34,680

Shareholders’ equity
Shareholders’ equity	54,441,724	7,760,424

Total liabilities and shareholders’ equity	$56,497,697	$7,795,104

Shares outstanding	800,020	300,020

Net asset value per share (Note 10)	$68.05	$25.87

Market value per share (Note 10) (Note 2)	$67.37	$26.14

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(64% of shareholders’ equity)
U.S. Treasury Bills:
0.090% due 11/23/12	$436,000	$435,954
0.089% due 01/10/13	19,845,000	19,840,688
0.100% due 02/07/13	14,782,000	14,776,581

Total short-term U.S. government and agency obligations (cost $35,052,708)		$35,053,223

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
CBOE VIX Future 10/16/2012 (UXV2)	1,908	$31,291,200	$516,210
CBOE VIX Future 11/20/2012 (UXX2)	1,267	22,869,350	13,407

			$529,617

††	Cash collateral in the amount of $13,176,254 was pledged to cover margin requirements for open futures contracts as of September 30, 2012.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF*

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Investment Income
Interest	$4,522	$8,717

Expenses
Management fee	37,125	73,103
Brokerage commissions	71,818	139,690
Offering costs	19,314	69,342

Total expenses	128,257	282,135

Net investment income (loss)	(123,735)	(273,418)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	10,269,196	14,345,508
Short-term U.S. government and agency obligations	1,435	2,221

Net realized gain (loss)	10,270,631	14,347,729

Change in net unrealized appreciation/depreciation on
Futures contracts	(146,485)	439,437
Short-term U.S. government and agency obligations	91	515

Change in net unrealized appreciation/depreciation	(146,394)	439,952

Net realized and unrealized gain (loss)	10,124,237	14,787,681

Net income (loss)	$10,000,502	$14,514,263

Net income (loss) per weighted-average share (Note 10)	$23.35	$32.15

Weighted-average shares outstanding (Note 10)	428,281	451,480

*	Since the Fund commenced investment operations on October 3, 2011, statements of operations for the three and nine months ended September 30, 2011 have not been provided.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$7,760,424
Addition of 9,100,000 shares	443,744,858
Redemption of 8,600,000 shares	(411,577,821)

Net addition (redemption) of 500,000 shares	32,167,037

Net investment income (loss)	(273,418)
Net realized gain (loss)	14,347,729
Change in net unrealized appreciation/depreciation	439,952

Net income (loss)	14,514,263

Shareholders’ equity, at September 30, 2012	$54,441,724

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$14,514,263
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(10,923,896)
Net sale (purchase) of short-term U.S. government and agency obligations	(35,052,708)
Change in unrealized appreciation/depreciation on investments	(515)
Change in offering cost	21,270
Increase (Decrease) in management fee payable	19,033
Increase (Decrease) in payable on futures contracts	2,031,024
Increase (Decrease) in payable for offering costs	(28,764)

Net cash provided by (used in) operating activities	(29,420,293)

Cash flow from financing activities
Proceeds from addition of shares	436,938,792
Payment on shares redeemed	(411,577,821)

Net cash provided by (used in) financing activities	25,360,971

Net increase (decrease) in cash	(4,059,322)
Cash, beginning of period	5,521,055

Cash, end of period	$1,461,733

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$1,949,276	$627,557
Segregated cash balances with brokers for futures contracts	18,471,651	—
Short-term U.S. government and agency obligations (Note 3) (cost $75,763,187 and $89,398,343, respectively)	75,764,033	89,392,389
Receivable from capital shares sold	6,225,912	—
Receivable on open futures contracts	—	798,319
Offering costs (Note 5)	—	682
Limitation by Sponsor	—	2,481

Total assets	102,410,872	90,821,428

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,058,818	—
Payable on open futures contracts	626,539	—
Management fee payable	70,197	—

Total liabilities	1,755,554	—

Shareholders’ equity
Shareholders’ equity	100,655,318	90,821,428

Total liabilities and shareholders’ equity	$102,410,872	$90,821,428

Shares outstanding	2,425,005	1,225,005

Net asset value per share	$41.51	$74.14

Market value per share (Note 2)	$41.66	$74.13

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(75% of shareholders’ equity)
U.S. Treasury Bills:
0.059% due 10/04/12	$50,460,000	$50,459,919
0.095% due 11/23/12	17,909,000	17,907,130
0.089% due 01/10/13	4,662,000	4,660,987
0.093% due 02/07/13	2,737,000	2,735,997

Total short-term U.S. government and agency obligations (cost $75,763,187)		$75,764,033

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
CBOE VIX Future 01/15/2013 (UXF3)	890	$18,601,000	$(3,799,169)
CBOE VIX Future 02/12/2013 (UXG3)	1,484	32,870,600	(5,664,510)
CBOE VIX Future 03/19/2013 (UXH3)	1,484	34,651,400	(4,194,830)
CBOE VIX Future 04/16/2013 (UXJ3)	593	14,528,500	(65,930)

			$(13,724,439)

††	Cash collateral in the amount of $18,471,651 was pledged to cover margin requirements for open futures contracts as of September 30, 2012.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Investment Income
Interest	$12,846	$569	$31,096	$3,584

Expenses
Management fee	202,688	—	634,119	—
Offering costs	—	31,013	682	92,343
Limitation by Sponsor	—	(4,041)	—	(30,593)

Total expenses	202,688	26,972	634,801	61,750

Net investment income (loss)	(189,842)	(26,403)	(603,705)	(58,166)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(19,925,729)	2,364,290	(45,669,199)	503,490
Short-term U.S. government and agency obligations	188	79	(1,822)	277

Net realized gain (loss)	(19,925,541)	2,364,369	(45,671,021)	503,767

Change in net unrealized appreciation/depreciation on
Futures contracts	(7,586,879)	2,244,750	(7,611,689)	1,830,600
Short-term U.S. government and agency obligations	(1,753)	(1,584)	6,800	(1,507)

Change in net unrealized appreciation/depreciation	(7,588,632)	2,243,166	(7,604,889)	1,829,093

Net realized and unrealized gain (loss)	(27,514,173)	4,607,535	(53,275,910)	2,332,860

Net income (loss)	$(27,704,015)	$4,581,132	$(53,879,615)	$2,274,694

Net income (loss) per weighted-average share	$(14.21)	$25.66	$(30.91)	$15.87

Weighted-average shares outstanding	1,950,005	178,538	1,743,162	143,338

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	$90,821,428
Addition of 1,900,000 shares	107,050,176
Redemption of 700,000 shares	(43,336,671)

Net addition (redemption) of 1,200,000 shares	63,713,505

Net investment income (loss)	(603,705)
Net realized gain (loss)	(45,671,021)
Change in net unrealized appreciation/depreciation	(7,604,889)

Net income (loss)	(53,879,615)

Shareholders’ equity, at September 30, 2012	$100,655,318

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash flow from operating activities
Net income (loss)	$(53,879,615)	$2,274,694
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(18,471,651)	—
Net sale (purchase) of short-term U.S. government and agency obligations	13,635,156	(14,412,785)
Change in unrealized appreciation/depreciation on investments	(6,800)	1,507
Decrease (Increase) in receivable on futures contracts	798,319	(550,076)
Decrease (Increase) in Limitation by Sponsor	2,481	(30,593)
Change in offering cost	682	92,343
Increase (Decrease) in management fee payable	70,197	—
Increase (Decrease) in payable on futures contracts	626,539	—
Increase (Decrease) in payable for offering costs	—	(124,374)

Net cash provided by (used in) operating activities	(57,224,692)	(12,749,284)

Cash flow from financing activities
Proceeds from addition of shares	100,824,264	32,434,524
Payment on shares redeemed	(42,277,853)	(19,177,123)

Net cash provided by (used in) financing activities	58,546,411	13,257,401

Net increase (decrease) in cash	1,321,719	508,117
Cash, beginning of period	627,557	400

Cash, end of period	$1,949,276	$508,517

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	90,800	90,800

Total assets	91,000	91,000

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	90,800	90,800

Total liabilities	90,800	90,800

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$91,000	$91,000

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES COMMODITY MANAGED FUTURES STRATEGY*

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	62,100	62,100

Total assets	62,300	62,300

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	62,100	62,100

Total liabilities	62,100	62,100

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$62,300	$62,300

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES FINANCIAL MANAGED FUTURES STRATEGY*

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	62,100	62,100

Total assets	62,300	62,300

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	62,100	62,100

Total liabilities	62,100	62,100

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$62,300	$62,300

*	See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$16,538,776	$19,145,045
Segregated cash balances with brokers for futures contracts	198,720,470	34,136,628
Short-term U.S. government and agency obligations (Note 3) (cost $3,438,088,956 and $3,314,826,965, respectively)	3,438,193,300	3,314,757,692
Unrealized appreciation on swap agreements	5,676,002	3,215,991
Unrealized appreciation on forward agreements	120,883,986	76,417,081
Unrealized appreciation on foreign currency forward contracts	268,655	67,533,681
Receivable from capital shares sold	77,742,212	62,130,059
Receivable on open futures contracts	9,458,535	2,247,035
Offering costs (Note 5)	312,024	1,481,880
Limitation by Sponsor	2,498	2,481

Total Assets	3,867,796,458	3,581,067,573

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	50,139,991	20,503,124
Payable on open futures contracts	3,025,844	1,852,966
Management fee payable	2,771,345	2,597,445
Payable for Offering Costs	338,000	1,507,202
Unrealized depreciation on swap agreements	15,420,385	10,714,573
Unrealized depreciation on forward agreements	23,572,398	260,163,053
Unrealized depreciation on foreign currency forward contracts	37,818,071	4,882,358

Total liabilities	133,086,034	302,220,721

Shareholders’ equity
Shareholders’ equity	3,734,710,424	3,278,846,852

Total liabilities and shareholders’ equity	$3,867,796,458	$3,581,067,573

Shares outstanding	106,163,634	96,673,263

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Investment Income
Interest	608,290	$205,228	1,391,023	$1,432,606

Expenses
Management fee	8,318,706	8,789,596	24,529,023	22,089,503
Brokerage commissions	603,731	34,563	1,434,756	132,816
Offering costs	101,423	80,634	295,109	240,092
Limitation by Sponsor	(2,350)	(4,041)	(2,498)	(30,593)

Total expenses	9,021,510	8,900,752	26,256,390	22,431,818

Net investment income (loss)	(8,413,220)	(8,695,524)	(24,865,367)	(20,999,212)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(333,410,798)	1,615,893	(628,321,027)	32,635,570
Swap agreements	25,164,855	(18,459,511)	434,811	33,016,158
Forward agreements	141,156,425	(155,922,546)	(115,296,645)	(122,754,908)
Foreign currency forward contracts	(19,184,246)	(44,661,970)	111,134,680	(165,990,693)
Short-term U.S. government and agency obligations	9,398	13,317	26,727	88,692

Net realized gain (loss)	(186,264,366)	(217,414,817)	(632,021,454)	(223,005,181)

Change in net unrealized appreciation/depreciation on
Futures contracts	23,978,880	(5,356,085)	(21,179,114)	(22,449,225)
Swap agreements	(6,773,552)	(33,857,212)	(2,245,801)	(39,328,107)
Forward agreements	202,513,698	(118,697,358)	281,057,560	(184,910,769)
Foreign currency forward contracts	(19,053,386)	125,588,147	(100,200,739)	149,419,231
Short-term U.S. government and agency obligations	17,686	(251,113)	173,617	(255,737)

Change in net unrealized appreciation/depreciation	200,683,326	(32,573,621)	157,605,523	(97,524,607)

Net realized and unrealized gain (loss)	14,418,960	(249,988,438)	(474,415,931)	(320,529,788)

Net income (loss)	6,005,740	$(258,683,962)	(499,281,298)	$(341,529,000)

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

Shareholders’ equity, at December 31, 2011	3,278,846,852
Addition of 100,202,500 shares	4,536,355,180
Redemption of 90,712,129 shares*	(3,581,210,310)

Net addition (redemption) of 9,490,371 shares	955,144,870

Net investment income (loss)	(24,865,367)
Net realized gain (loss)	(632,021,454)
Change in net unrealized appreciation/depreciation	157,605,523

Net income (loss)	(499,281,298)

Shareholders’ equity, at September 30, 2012	3,734,710,424

*	Amount includes $6,600 of redemptions related to de-registration of certain Funds. Refer to Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash flow from operating activities
Net income (loss)	(499,281,298)	$(341,529,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(164,583,842)	(21,504,650)
Net sale (purchase) of short-term U.S. government and agency obligations	(123,261,991)	(1,576,250,195)
Change in unrealized appreciation/depreciation on investments	(178,784,637)	75,075,382
Decrease (Increase) in receivable on futures contracts	(7,211,500)	(2,525,683)
Decrease (Increase) in Limitation by Sponsor	(17)	(30,593)
Change in offering cost	111,430	240,092
Increase (Decrease) in management fee payable	173,900	4,320,554
Increase (Decrease) in payable on futures contracts	1,172,878	9,757,128
Increase (Decrease) in payable for offering costs	(110,776)	(323,372)

Net cash provided by (used in) operating activities	(971,775,853)	(1,852,770,337)

Cash flow from financing activities
Proceeds from addition of shares	4,520,743,027	5,283,123,290
Payment on shares redeemed*	(3,551,573,443)	(3,428,718,923)

Net cash provided by (used in) financing activities	969,169,584	1,854,404,367

Net increase (decrease) in cash	(2,606,269)	1,634,030
Cash, beginning of period	19,145,045	13,024,692

Cash, end of period	16,538,776	$14,658,722

*	Amount includes $6,600 of redemptions related to de-registration of certain Funds. Refer to Note 1.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

NOTE 1—ORGANIZATION

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2012, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”).

The Trust has also registered shares for thirty-two additional series: (i) ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (each, a “Short Fund” and collectively, the “Short Funds”); (ii) ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (each, a “New Geared VIX Fund” and collectively, the “New Geared VIX Funds”); (iii) ProShares Managed Futures Strategy, ProShares Commodity Managed Futures Strategy and ProShares Financial Managed Futures Strategy (each, a “Managed Futures Fund” and collectively, the “Managed Futures Funds”); (iv) ProShares UltraPro Australian Dollar, ProShares Short Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares Short Yen and ProShares UltraPro Short Yen (each, a “New Currency Fund” and collectively, the “New Currency Funds”); and (v) ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar and ProShares UltraPro Short U.S. Dollar (each, a “Currency Index Fund” and collectively, the “Currency Index Funds”). The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements. The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements.

On June 25, 2012, the registered offerings for ProShares UltraPro Australian Dollar, ProShares Short Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Short Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares UltraPro Short Yen and the Currency Index Funds, each of which had never been publicly offered, were terminated. On June 26, 2012, the registered offerings for the Short Funds and the New Geared VIX Funds, each of which had never been publicly offered, were terminated. On September 28, 2012, the registered offerings for ProShares Ultra Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares Ultra Swiss Franc, ProShares UltraShort Swiss Franc and ProShares Short Yen, each of which had never been publicly offered, were terminated. Thus, as of September 30, 2012, the only Funds that have remaining registered amounts are the Managed Futures Funds.

As of September 30, 2012, each of the Managed Futures Funds had seed capital, but none of the Managed Futures Funds had commenced investment operations; therefore, these Financial Statements do not include Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity or Statements of Cash Flows for the Managed Futures Funds.

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

Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, and ProShares UltraShort Silver, commenced trading on the NYSE Arca on December 3, 2008. Two of the Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas, commenced trading on the NYSE Arca on October 4, 2011. One of the Funds, ProShares Short Euro, commenced trading on the NYSE Arca on June 26, 2012. Two of the Funds, ProShares Ultra Australian Dollar and ProShares UltraShort Australian Dollar, commenced trading on the NYSE Arca on July 17, 2012. As of September 30, 2012, the Managed Futures Funds had not yet commenced trading.

Groups of Funds are collectively referred to in several different ways. References to “Ultra Funds,” “Short Funds” or “UltraShort Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds”, “Commodity Funds,” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” refer to the different Funds based upon their investment objective and their general benchmark categories. References to “Managed Futures Funds” refer to the different Funds according to which index the Fund intends to gain exposure.

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

Each of the Geared Funds generally invests in Financial Instruments (i.e., commodity-based, currency-based or equity market volatility-based instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts) as a substitute for investing directly in commodities, currencies, or equity market volatility products in order to gain exposure to the commodity index, currency benchmark, commodity, currency or to an equity market volatility index. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results for the Funds. Each Matching VIX Fund seeks daily investment results (before fees and expenses) that match the performance of a benchmark. Each Geared VIX Fund seeks daily investment results (before fees and expenses) that correspond to a multiple, the inverse or inverse multiple of the daily performance of a benchmark. Each VIX Fund intends to obtain exposure to its benchmark by investing primarily in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”). The Managed Futures Funds will seek to provide investment results (before fees and expenses) that correspond to the performance of the S&P Dynamic Futures Index (the “DFI” or the “Index”), the S&P Dynamic Commodities Futures Index (the “DCFI”) or the S&P Dynamic Financial Futures Index (the “DFFI”) (each a “Sub-Index” and collectively, the “Sub-Indexes”). Each Managed Futures Fund intends to obtain exposure to the Index or to a Sub-Index, as applicable, by investing primarily in unleveraged positions in U.S. exchange-traded futures contracts on sixteen different tangible commodities (the “Commodity Futures Contracts”) or futures contracts on eight different financials, such as major currencies and U.S. Treasury securities (the “Financial Futures Contracts” and together with the Commodity Futures Contracts, the “Index Components”).

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Accordingly, results over periods of time greater than one day should not be expected to be a simple multiple (e.g., 2x, -1 or -2x) of the period return of the corresponding benchmark and will likely differ significantly. The Matching VIX Funds and the Managed Futures Funds seek to achieve their stated investment objective both over a single day and over time.

ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas each have a benchmark that is an index designed to track the performance of commodity futures contracts, as applicable. The daily performance of these indexes and the corresponding Funds will likely be very different from the daily performance of the price of the related physical commodities.

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

Prior to the opening of trading on the NYSE Arca on September 7, 2012, ProShares Ultra VIX Short-Term Futures ETF executed a 1-for-10 reverse split of Shares. The fund traded at its post-split price on September 7, 2012. The ticker symbol for the fund did not change, and it continues to trade on the NYSE Arca.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

Pursuant to rules and regulations of the SEC, audited financial statements are presented for the Trust as a whole, as the SEC registrant, and for each Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Fund shall be enforceable only against the assets of such Fund and not against the assets of the Trust generally or any other Fund. Accordingly, the assets of one Fund of the Trust include only those funds and other assets that are paid to, held by or distributed to the Trust for the purchase of Shares in that Fund.

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated September 30, 2012, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ final net asset value for creation and redemption of fund Shares for the three months ended September 30, 2012 were as follows. All times are Eastern Standard Time:

	NAV Calculation Time	NAV Calculation Date
Ultra Silver, UltraShort Silver	7:00 A.M.	September 30
Ultra Gold, UltraShort Gold	10:00 A.M.	September 30
Ultra DJ-UBS Commodity, UltraShort DJ-UBS Commodity	2:30 P.M.	September 30
Ultra DJ-UBS Crude Oil, UltraShort DJ-UBS Crude Oil	2:30 P.M.	September 30
Ultra DJ-UBS Natural Gas, UltraShort DJ-UBS Natural Gas	2:30 P.M.	September 30
Ultra Australian Dollar, UltraShort Australian Dollar	4:00 P.M.	September 30
Ultra Euro, Short Euro, UltraShort Euro	4:00 P.M.	September 30
Ultra Yen, UltraShort Yen	4:00 P.M.	September 30
Ultra VIX Short-Term Futures ETF, VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF, VIX Mid-Term Futures ETF	4:15 P.M.	September 30

Although the Leveraged Funds’, the Short Euro Fund, the Geared VIX Funds’ and the Matching VIX Funds’ Shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended September 30, 2012.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund, the Geared VIX Funds and the Matching VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, Short Euro Fund’s, Geared VIX Funds’ and Matching VIX Funds’ final creation/redemption NAV for the three months ended September 30, 2012.

Investment Valuation

Short-term investments are valued at market price. Treasury securities having a maturity of greater than sixty days are valued at market price. In each of these situations, valuations are typically categorized as Level I in the fair value hierarchy.

Derivatives (futures contracts, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold, Silver, Australian Dollar and Short Euro Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold, Silver, Australian Dollar and Short Euro Funds are valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. For financial reporting purposes, all futures contracts are valued at last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. If there was no sale on that day, and for non-exchange-traded derivatives, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. When market closing prices are not available, the Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

Fair value pricing may require subjective determinations about the value of an investment. While the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ policies are intended to result in a calculation of a Leveraged Fund’s, the Short Euro Fund’s, a Geared VIX Fund’s or a Matching VIX Fund’s NAV that fairly reflects investment values as of the time of pricing, a Leveraged Fund, the Short Euro Fund, a Geared VIX Fund or a Matching VIX Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that a Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by a Leveraged Fund, the Short Euro Fund, a Geared VIX Fund or a Matching VIX Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

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

Level I—Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II—Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III—Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

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

The following table summarizes the valuation of investments at September 30, 2012 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Ultra DJ-UBS Commodity	$7,901,820	$—	$—	$—	$267,485	$8,169,305
UltraShort DJ-UBS Commodity	2,699,968	—	—	—	(113,533)	2,586,435
Ultra DJ-UBS Crude Oil	366,172,164	(5,140,430)	—	—	(13,480,730)	347,551,004
UltraShort DJ-UBS Crude Oil	106,234,641	1,926,470	—	—	5,408,517	113,569,628
Ultra DJ-UBS Natural Gas	65,922,744	12,769,070	—	—	—	78,691,814
UltraShort DJ-UBS Natural Gas	9,991,158	(2,802,080)	—	—	—	7,189,078
Ultra Gold	358,231,650	35,120	30,642,789	—	—	388,909,559
UltraShort Gold	101,837,917	(35,200)	(9,095,142)	—	—	92,707,575
Ultra Silver	900,594,881	64,920	90,241,197	—	—	990,900,998
UltraShort Silver	129,989,973	(65,020)	(14,477,256)	—	—	115,447,697
Ultra Australian Dollar	3,463,974	(1,930)	—	—	—	3,462,044
UltraShort Australian Dollar	3,302,995	1,140	—	—	—	3,304,135
Ultra Euro	5,308,846	—	—	222,278	—	5,531,124
Short Euro	3,446,994	(13,619)	—	—	—	3,433,375
UltraShort Euro	792,156,391	—	—	(35,174,220)	—	756,982,171
Ultra Yen	5,080,206	—	—	46,377	—	5,126,583
UltraShort Yen	231,943,724	—	—	(2,643,851)	—	229,299,873
Ultra VIX Short-Term Futures ETF	111,376,419	(18,772,742)	—	—	(1,826,122)	90,777,555
VIX Short-Term Futures ETF	121,719,579	(4,873,971)	—	—	—	116,845,608
Short VIX Short-Term Futures ETF	35,053,223	529,617	—	—	—	35,582,840
VIX Mid-Term Futures ETF	75,764,033	(13,724,439)	—	—	—	62,039,594

Total Trust	$3,438,193,300	$(30,103,094)	$97,311,588	$(37,549,416)	$(9,744,383)	$3,458,107,995

At September 30, 2012, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

At September 30, 2012, there were no transfers in or out of Level I and Level II fair value measurements.

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

Brokerage Commissions and Fees

Each Fund pays or will pay its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis. For the nine months ended September 30, 2012, the Sponsor paid and is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds.

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

NOTE 3—INVESTMENTS

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

Futures Contracts

The Funds enter into futures contracts to gain exposure to changes in the value of, or as a substitute for investing directly in (or shorting), an underlying index, currency or commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of asset at a specified time and place. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity, if applicable, or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery, or by cash settlement at expiration of contract.

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

Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk or equity market volatility risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the market value of the underlying index or commodity and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal but some counterparty risk to the Funds since futures contracts are exchange-traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, guarantees the futures contracts against default.

Swap Agreements

Certain of the Funds enter into swap agreements for purposes of pursuing their investment objectives or as a substitute for investing directly in (or shorting) commodities/indices, or to create an economic hedge against a position. Swap agreements are two-party contracts entered into primarily with major global financial institutions for a specified period, ranging from a day to more than one year. In a standard swap transaction, two parties agree to exchange the returns earned or realized on a particular predetermined investment, instrument or index in exchange for a fixed or floating rate of return in respect of a predetermined notional amount. In the case of futures contracts based indices, such as those used by the Commodity Index Funds, the reference interest rate is zero. The gross returns to be exchanged are calculated with respect to a notional amount and the benchmark returns to which the swap is linked. Swap agreements do not involve the delivery of underlying instruments.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are an imperfect correlation between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap counterparty. A Fund will enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at September 30, 2012 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2012, the collateral posted by counterparties consisted of cash and U.S. Treasury Securities.

Forward Contracts

Certain of the Funds enter into forward contracts for purposes of pursuing their investment objectives and as a substitute for investing directly in (or shorting) commodities and/or currencies. A forward contract is an agreement between two parties to purchase or sell a specified quantity of an asset at or before a specified date in the future at a specified price. Forward contracts are typically traded in the over-the-counter (“OTC”) markets and all details of the contract are negotiated between the counterparties to the agreement. Accordingly, the forward contracts are valued by reference to the contracts traded in the OTC markets.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2012, the collateral posted by counterparties consisted of cash and U.S. Treasury Securities.

Participants in trading foreign exchange forward contracts often do not require margin deposits, but rely upon internal credit limitations and their judgments regarding the creditworthiness of their counterparties. In recent years, however, many OTC market participants in foreign exchange trading have begun to require that their counterparties post margin.

A Fund will enter into forward contracts only with major global financial institutions. The creditworthiness of each of the firms that is a party to a forward contract is monitored by the Sponsor.

Fair Value of Derivative Instruments

as of September 30, 2012

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodity Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$267,485		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$113,533
		ProShares UltraShort DJ-UBS Crude Oil	7,334,987	*		ProShares UltraShort DJ-UBS Crude Oil	18,621,160	*
		ProShares Ultra DJ-UBS Natural Gas	12,769,070	*		ProShares UltraShort DJ-UBS Natural Gas	2,802,080	*
		ProShares Ultra Gold	30,677,909	*		ProShares UltraShort Gold	9,130,342	*
		ProShares UltraSilver	90,306,117	*		ProShares UltraShort Silver	14,542,276	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares UltraShort	1,140	*	Unrealized depreciation on foreign currency forward contracts and payable on futures contracts	ProShares Ultra Australian Dollar	1,930	*
		Australian Dollar ProShares Ultra Euro	222,278			ProShares Short Euro	13,619	*
		ProShares Ultra Yen	48,264			ProShares UltraShort Euro	35,174,220
						ProShares Ultra Yen	1,887
						ProShares UltraShort Yen	2,643,851

VIX Futures Contracts	Receivables on open futures contracts	ProShares Short VIX Short-Term Futures ETF	529,617	*	Payable on open futures contracts and swap agreements	ProShares Ultra VIX Short-Term Futures ETF	20,598,864	*
						ProShares VIX Short-Term Futures ETF	4,873,971	*
						ProShares VIX Mid-Term Futures ETF	13,724,439	*

		Total Trust	$142,156,867	*		Total Trust	$122,242,172	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2011

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodity Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ- UBS Commodity	$570,751		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$707,177
		ProShares UltraShort DJ- UBS Crude Oil	3,145,557	*		ProShares Ultra DJ-UBS Crude Oil	11,372,726	*
		ProShares UltraShort DJ- UBS Natural Gas	1,381,010	*		ProShares UltraShort DJ- UBS Crude Oil	253,277
		ProShares UltraShort Gold	33,443,158	*		ProShares Ultra DJ-UBS Natural Gas	825,510	*
		ProShares UltraShort Silver	45,078,871	*		ProShares Ultra Gold	80,877,940	*
						ProShares Ultra Silver	179,387,623	*
						ProShares UltraShort Silver	2,002,298

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	6,850		Unrealized depreciation on foreign currency forward contracts	ProShares Ultra Euro	525,062
		ProShares UltraShort Euro	69,475,850			ProShares UltraShort Euro	2,044,896
		ProShares Ultra Yen	103,610			ProShares Ultra Yen	883
		ProShares UltraShort Yen	234,106			ProShares UltraShort Yen	4,598,252

VIX Futures Contracts	Receivables on open futures contracts	ProShares Ultra VIX Short- Term Futures ETF	141,600	*	Payable on open futures contracts	ProShares Ultra VIX Short- Term Futures ETF	904,390	*
		ProShares VIX Short-Term Futures ETF	295,500	*		ProShares VIX Short-Term Futures ETF	1,871,470	*
		ProShares Short VIX Short-Term Futures ETF	181,280	*		ProShares Short VIX Short-Term Futures ETF	91,100	*
		ProShares VIX Mid-Term Futures ETF	93,000	*		ProShares VIX Mid-Term Futures ETF	6,205,750	*

		Total Trust	$154,151,143	*		Total Trust	$291,668,354	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2012

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$1,946,086	$(418,834)
		ProShares UltraShort DJ-UBS Commodity	(861,786)	206,641
		ProShares Ultra DJ-UBS Crude Oil	93,595,260	(32,720,374)
		ProShares UltraShort DJ-UBS Crude Oil	(24,455,424)	10,033,896
		ProShares Ultra DJ-UBS Natural Gas	20,880,016	(5,822,190)
		ProShares UltraShort DJ-UBS Natural Gas	(4,766,026)	1,018,440
		ProShares Ultra Gold	23,189,203	47,317,620
		ProShares UltraShort Gold	(10,990,296)	(13,890,127)
		ProShares Ultra Silver	159,543,701	205,647,219
		ProShares UltraShort Silver	(30,586,333)	(36,561,134)

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward and futures contracts/changes in unrealized appreciation/ depreciation on foreign currency forward and futures contracts	ProShares Ultra Australian Dollar	99,030	(1,930)
		ProShares UltraShort Australian Dollar	(123,485)	1,140
		ProShares Ultra Euro	55,097	100,337
		ProShares Short Euro	(102,555)	36,694
		ProShares UltraShort Euro	(14,572,815)	(12,582,909)
		ProShares Ultra Yen	90,137	146,755
		ProShares UltraShort Yen	(4,756,665)	(6,717,569)

VIX Futures Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and swap agreements	ProShares Ultra VIX Short-Term Futures ETF	(299,188,874)	39,590,749
		ProShares VIX Short-Term Futures ETF	(85,611,502)	13,014,580
		ProShares Short VIX Short-Term Futures ETF	10,269,196	(146,485)
		ProShares VIX Mid-Term Futures ETF	(19,925,729)	(7,586,879)

		Total Trust	$(186,273,764)	$200,665,640

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2011

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$(1,050,671)	$(2,076,464)
		ProShares UltraShort DJ- UBS Commodity	2,148,146	(1,247,546)
		ProShares Ultra DJ-UBS Crude Oil	(87,767,586)	(45,541,247)
		ProShares UltraShort DJ- UBS Crude Oil	40,872,529	2,328,855
		ProShares Ultra Gold	4,794,133	23,329,743
		ProShares UltraShort Gold	7,280,916	(12,226,030)
		ProShares Ultra Silver	(350,318,152)	84,493,247
		ProShares UltraShort Silver	184,558,931	(217,209,973)

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares Ultra Euro	(3,200)	(1,321,372)

		ProShares UltraShort Euro	(11,049,379)	122,372,805
		ProShares Ultra Yen	496,377	(71,257)

		ProShares UltraShort Yen	(34,105,768)	4,607,971

VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short- Term Futures ETF	24,351,300	7,994,010
		ProShares VIX Mid-Term Futures ETF	2,364,290	2,244,750

		Total Trust	$(217,428,134)	$(32,322,508)

The Effect of Derivative Instruments on the Statements of Operations

For the nine months ended September 30, 2012

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$(234,500)	$974,662
		ProShares UltraShort DJ-UBS Commodity	653,141	(684,284)
		ProShares Ultra DJ-UBS Crude Oil	(3,020,461)	(7,248,434)
		ProShares UltraShort DJ-UBS Crude Oil	26,044,945	4,442,707
		ProShares Ultra DJ-UBS Natural Gas	(5,782,759)	13,594,580
		ProShares UltraShort DJ-UBS Natural Gas	1,537,148	(4,183,090)
		ProShares Ultra Gold	(27,072,137)	111,555,849
		ProShares UltraShort Gold	(9,278,044)	(42,573,500)
		ProShares Ultra Silver	(51,743,422)	269,693,740
		ProShares UltraShort Silver	(27,207,872)	(57,618,849)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward and futures contracts/changes in unrealized appreciation/ depreciation on foreign currency forward and futures contracts	ProShares Ultra Australian Dollar	99,030	(1,930)
		ProShares UltraShort Australian Dollar	(123,485)	1,140
		ProShares Ultra Euro	(811,701)	740,490
		ProShares Short Euro	(104,555)	(13,619)
		ProShares UltraShort Euro	106,381,285	(102,605,174)
		ProShares Ultra Yen	(131,047)	(56,350)
		ProShares UltraShort Yen	5,696,143	1,720,295
VIX Futures Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and swap agreements	ProShares Ultra VIX Short-Term Futures ETF	(477,920,473)	(19,836,074)
		ProShares VIX Short-Term Futures ETF	(137,705,726)	(3,298,001)
		ProShares Short VIX Short-Term Futures ETF	14,345,508	439,437
		ProShares VIX Mid-Term Futures ETF	(45,669,199)	(7,611,689)

		Total Trust	$(632,048,181)	$157,431,906

The Effect of Derivative Instruments on the Statements of Operations

For the nine months ended September 30, 2011

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$939,496	$(5,645,596)
		ProShares UltraShort DJ-UBS Commodity	(3,367,856)	1,169,138
		ProShares Ultra DJ-UBS Crude Oil	(13,429,691)	(74,844,314)
		ProShares UltraShort DJ- UBS Crude Oil	58,466,405	18,012,175
		ProShares Ultra Gold	55,426,905	(597,863)
		ProShares UltraShort Gold	(16,108,408)	(4,452,289)
		ProShares Ultra Silver	(283,305,731)	4,507,721
		ProShares UltraShort Silver	132,214,550	(190,209,023)

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares Ultra Euro	1,603,888	(1,560,539)
		ProShares UltraShort Euro	(112,483,351)	132,997,720
		ProShares Ultra Yen	722,557	(336,623)
		ProShares UltraShort Yen	(55,833,787)	18,318,673

VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short- Term Futures ETF	11,557,660	3,541,350
		ProShares VIX Mid-Term Futures ETF	503,490	1,830,600

		Total Trust	$(223,093,873)	$(97,268,870)

NOTE 4—AGREEMENTS

Management Fee

Each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund pays or will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. In the first year of the Leveraged Funds’, the Short Euro Fund’s and the VIX Funds’ operations, the Sponsor did not charge its fee in an amount equal to the organization and offering costs. The Sponsor reimbursed or will reimburse each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund, if applicable, to the extent that its offering costs exceeded or exceed 0.95% of its average daily NAV of each Fund for the first year of operations. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV. The Sponsor will not charge its fee in the first year of operation of each Fund in an amount equal to the offering costs. The Sponsor has agreed to reimburse each Fund to the extent that its offering costs exceed the Management Fee for the first year of operations. The Management Fee is or will be paid in consideration of the Sponsor’s services as commodity pool operator and commodity trading advisor, and for managing the business and affairs of the Funds. From the Management Fee, the Sponsor pays or will pay the fees and expenses of the Administrator, Custodian, Distributor, ProFunds Distributors, Inc. (“PDI”), an affiliated broker-dealer of the Sponsor, Transfer Agent and any index licensors for the Funds, the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund, Financial Industry Regulatory Authority (“FINRA”) filing fees, individual K-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of a Fund, and report preparation and mailing expenses. For the nine months ended September 30, 2012, the Sponsor paid and is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds. Each Fund incurs and pays, and each Managed Futures Fund will incur and pay, its non-recurring and unusual fees and expenses.

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

Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor pays or will pay all of the routine operational, administrative and other ordinary expenses of each Fund generally, as determined by the Sponsor including, but not limited to, fees and expenses of the Administrator, Custodian, Distributor, PDI, Transfer Agent, fees payable to index providers, accounting and auditing fees and expenses, tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund, FINRA filing fees, individual Schedule K-1 preparation and mailing fees not exceeding 0.10% per annum of the NAV of a Fund, and report preparation and mailing expenses.

Non—Recurring Fees and Expenses

Each Fund pays or will pay all non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are fees and expenses such as legal claims and liabilities, litigation costs or indemnification or other material expenses which are not currently anticipated obligations of the Funds. Such fees and expenses are those that are non-recurring, unexpected or unusual in nature.

NOTE 5—ORGANIZATION AND OFFERING COSTS

Organization costs are expensed as incurred and offering costs will be amortized by the Funds over a twelve month period on a straight-line basis.

The Sponsor did not and will not charge its Management Fee in the first year of operations of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund or each Matching VIX Fund in an amount equal to the organization and offering costs. The Sponsor reimbursed or will reimburse each Fund to the extent that its organization and offering costs exceeded 0.95% of each Leveraged Fund’s, the Short Euro Fund’s or each Geared VIX Fund’s and 0.85% of each Matching VIX Fund’s average daily NAV for the first year of operations.

The Sponsor will not charge its Management Fee in the first year of operations of each Fund in an amount equal to the offering costs. The Sponsor has agreed to reimburse each Managed Futures Fund to the extent that its offering costs exceed 0.95% of its average daily NAV for the first year of operations. At September 30, 2012, amounts payable for offering costs are reflected in the Statement of Financial Condition for each Managed Futures Fund.

NOTE 6—CREATION AND REDEMPTION OF CREATION UNITS

Each Fund issues and redeems or will issue and redeem Shares from time to time, but only in one or more Creation Units. A Creation Unit is or will be a block of 50,000 Shares of a Geared Fund or a Managed Futures Fund and 25,000 Shares of a Matching VIX Fund. Creation Units may be created or redeemed only by Authorized Participants. As a result of the share splits and reverse share splits as described in Note 1, certain redemptions as disclosed in the Statements of Changes in Shareholders’ Equity reflect payment of fractional share balances on beneficial shareholder accounts.

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

Transaction fees for the three and nine months ended September 30, 2012, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Ultra DJ-UBS Commodity	$295	$295
UltraShort DJ-UBS Commodity	—	1,344
Ultra DJ-UBS Crude Oil	84,368	229,965
UltraShort DJ-UBS Crude Oil	19,230	102,424
Ultra DJ-UBS Natural Gas	6,620	13,915
UltraShort DJ-UBS Natural Gas	368	5,083
Ultra Gold	6,841	26,057
UltraShort Gold	2,506	11,705
Ultra Silver	32,115	122,357
UltraShort Silver	24,006	130,934
Ultra Australian Dollar	—	—
UltraShort Australian Dollar	—	—
Ultra Euro	—	—
Short Euro	—	—
UltraShort Euro	—	—
Ultra Yen	—	—
UltraShort Yen	—	—
Ultra VIX Short-Term Futures	120,326	441,291
VIX Short-Term Futures	—	—
Short VIX Short-Term Futures	56,513	101,662
VIX Mid-Term Futures	—	—

Total Trust	$353,188	$1,187,032

NOTE 7—FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended September 30, 2012:

Ultra ProShares

For the Three Months Ended September 30, 2012 (unaudited)

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil	Ultra DJ-UBS Natural Gas	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at June 30, 2012	$23.5183	$27.7130	$45.6921	$79.7618	$37.0313	$22.6354	$33.4920
Net investment income (loss)	(0.0587)	(0.0715)	(0.1223)	(0.1868)	(0.0973)	(0.0488)	(0.0757)
Net realized and unrealized gain (loss)	4.5424	3.6700	5.5731	17.5971	21.8640	0.6220	1.5795
Change in net asset value from operations	4.4837	3.5985	5.4508	17.4103	21.7667	0.5732	1.5038
Net asset value, at September 30, 2012	$28.0020	$31.3115	$51.1429	$97.1721	$58.7980	$23.2086	$34.9958
Market value per Share, at June 30, 2012†	$23.66	$27.54	$45.75	$79.74	$38.13	$22.62	$33.39
Market value per Share, at September 30, 2012†	$27.71	$31.21	$51.09	$96.92	$58.35	$23.18	$35.28
Total Return, at net asset value^	19.1%	13.0%	11.9%	21.8%	58.8%	2.5%	4.5%
Total Return, at market value^	17.1%	13.3%	11.7%	21.5%	53.0%	2.5%	5.7%
Ratios to Average Net Assets**
Expense ratio	(0.95)%	(0.97)%	(1.14)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.88)%	(0.90)%	(1.08)%	(0.88)%	(0.88)%	(0.88)%	(0.87)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2012.
**	Percentages are annualized.

UltraShort ProShares

For the Three Months Ended September 30, 2012 (unaudited)

Per Share Operating Performance	UltraShort DJ-UBS Commodity	UltraShort DJ-UBS Crude Oil	UltraShort DJ-UBS Natural Gas	UltraShort Gold^^^	UltraShort Silver	UltraShort Euro	UltraShort Yen
Net asset value, at June 30, 2012	$59.0619	$49.2304	$30.3173	$70.9895	$69.9250	$20.9071	$43.5348
Net investment income (loss)	(0.1137)	(0.0935)	(0.0843)	(0.1462)	(0.1252)	(0.0470)	(0.0927)
Net realized and unrealized gain (loss)	(10.9209)	(8.5379)	(8.0959)	(14.5206)	(29.9239)	(0.7332)	(2.1433)
Change in net asset value from operations	(11.0346)	(8.6314)	(8.1802)	(14.6668)	(30.0491)	(0.7802)	(2.2360)
Net asset value, at September 30, 2012	$48.0273	$40.5990	$22.1371	$56.3227	$39.8759	$20.1269	$41.2988
Market value per Share, at June 30, 2012†	$58.64	$49.42	$30.13	$70.92	$67.82	$20.90	$43.51
Market value per Share, at
September 30, 2012†	$48.25	$40.72	$22.14	$56.48	$40.14	$20.12	$41.33
Total Return, at net asset value^	(18.7)%	(17.5)%	(27.0)%	(20.7)%	(43.0)%	(3.7)%	(5.1)%
Total Return, at market value^	(17.7)%	(17.6)%	(26.5)%	(20.4)%	(40.8)%	(3.7)%	(5.0)%
Ratios to Average Net Assets**
Expense ratio	(0.95)%	(0.98)%	(1.27)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.88)%	(0.91)%	(1.22)%	(0.88)%	(0.87)%	(0.88)%	(0.88)%

^^^	See Note 10 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2012.
**	Percentages are annualized.

New Currency and VIX ProShares

For the Three Months Ended September 30, 2012 (unaudited)

Per Share Operating Performance	Ultra Australian Dollar+	UltraShort Australian Dollar+	Short Euro	Ultra VIX Short-Term Futures ETF^^	VIX Short- Term Futures ETF	Short VIX Short-Term Futures ETF^^^	VIX Mid- Term Futures ETF
Net asset value, at June 30, 2012	$40.0000	$40.0000	$39.4721	$96.2105	$32.0088	$45.2817	$55.0359
Net investment income (loss)	(0.0806)	(0.0764)	(0.0901)	(0.2198)	(0.0484)	(0.2889)	(0.0974)
Net realized and unrealized gain (loss)	0.9723	(1.2223)	(0.6584)	(65.6004)	(12.9571)	23.0577	(13.4312)
Change in net asset value from operations	0.8917	(1.2987)	(0.7485)	(65.8202)	(13.0055)	22.7688	(13.5286)
Net asset value, at September 30, 2012	$40.8917	$38.7013	$38.7236	$30.3903	$19.0033	$68.0505	$41.5073
Market value per Share, at June 30, 2012†	$40.00	$40.00	$39.49	$98.40	$32.32	$44.92	$55.08
Market value per Share, at September 30, 2012†	$40.90	$38.62	$38.64	$30.92	$19.22	$67.37	$41.66
Total Return, at net asset value^	2.2%	(3.2)%	(1.9)%	(68.4)%	(40.6)%	50.3%	(24.6)%
Total Return, at market value^	2.3%	(3.5)%	(2.2)%	(68.6)%	(40.5)%	50.0%	(24.4)%
Ratios to Average Net Assets**
Expense ratio	(1.02)%	(1.03)%	(0.96)%	(1.67)%	(0.85)%	(2.16)%	(0.85)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.95)%	(0.85)%
Net investment income (loss)	(0.94)%	(0.95)%	(0.90)%	(1.64)%	(0.79)%	(2.08)%	(0.80)%

+	From commencement of operations, July 17, 2012, through September 30, 2012.
^^	See Note 1 of these Notes to Financial Statements.
^^^	See Note 10 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2012.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended September 30, 2011:

Ultra ProShares

For the Three Months Ended September 30, 2011 (unaudited)

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil	Ultra Gold	Ultra Silver^^	Ultra Euro	Ultra Yen
Net asset value, at June 30, 2011	$33.3896	$42.6433	$77.4697	$83.9930	$30.2028	$33.7648
Net investment income (loss)	(0.0789)	(0.0855)	(0.2324)	(0.2338)	(0.0672)	(0.0852)
Net realized and unrealized gain (loss)	(7.2872)	(15.2523)	9.7415	(29.0350)	(4.4170)	2.8878
Change in net asset value from operations	(7.3661)	(15.3378)	9.5091	(29.2688)	(4.4842)	2.8026
Net asset value, at September 30, 2011	$26.0235	$27.3055	$86.9788	$54.7242	$25.7186	$36.5674
Market value per Share, at June 30, 2011†	$33.38	$42.18	$76.78	$82.47	$30.16	$33.78
Market value per Share, at September 30, 2011†	$25.67	$27.09	$87.34	$51.84	$25.75	$36.60
Total Return, at net asset value^	(22.1)%	(36.0)%	12.3%	(34.8)%	(14.8)%	8.3%
Total Return, at market value^	(23.1)%	(35.8)%	13.8%	(37.1)%	(14.6)%	8.3%
Ratios to Average Net Assets**
Expense ratio	(0.95)%	(0.97)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.95)%	(0.93)%	(0.93)%	(0.93)%	(0.93)%

^^	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2011.
**	Percentages are annualized.

UltraShort ProShares

For the Three Months Ended September 30, 2011 (unaudited)

	UltraShort	UltraShort
	DJ-UBS	DJ-UBS	UltraShort	UltraShort	UltraShort	UltraShort
Per Share Operating Performance	Commodity	Crude Oil	Gold^^^	Silver^^	Euro	Yen^^
Net asset value, at June 30, 2011	$48.3540	$48.2805	$95.7674	$93.3691	$16.7504	$45.4035
Net investment income (loss)	(0.1099)	(0.1226)	(0.1659)	(0.1613)	(0.0410)	(0.0979)
Net realized and unrealized gain (loss)	10.6999	16.4505	(18.5273)	(11.6350)	2.5692	(3.9694)
Change in net asset value from operations	10.5900	16.3279	(18.6932)	(11.7963)	2.5282	(4.0673)
Net asset value, at September 30, 2011	$58.9440	$64.6084	$77.0742	$81.5728	$19.2786	$41.3362
Market value per Share, at June 30, 2011†	$48.67	$48.80	$96.56	$94.95	$16.76	$45.39
Market value per Share, at September 30, 2011†	$59.30	$65.25	$76.68	$85.55	$19.28	$41.34
Total Return, at net asset value^	21.9%	33.8%	(19.5)%	(12.6)%	15.1%	(9.0)%
Total Return, at market value^	21.8%	33.7%	(20.6)%	(9.9)%	15.0%	(8.9)%
Ratios to Average Net Assets**
Expense ratio	(0.95)%	(0.98)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.93)%	(0.96)%	(0.93)%	(0.92)%	(0.93)%	(0.92)%

^^	See Note 1 of these Notes to Financial Statements.
^^^	See Note 10 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2011.
**	Percentages are annualized.

VIX ProShares

For the Three Months Ended September 30, 2011 (unaudited)

Per Share Operating Performance	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF
Net asset value, at June 30, 2011	$45.4655	$61.7574
Net investment income (loss)	(0.1298)	(0.1479)
Net realized and unrealized gain (loss)	70.2529	27.9623
Change in net asset value from operations	70.1231	27.8144
Net asset value, at September 30, 2011	$115.5886	$89.5718
Market value per Share, at June 30, 2011†	$45.68	$61.78
Market value per Share, at September 30, 2011†	$114.52	$89.46
Total Return, at net asset value^	154.2%	45.0%
Total Return, at market value^	150.7%	44.8%
Ratios to Average Net Assets**
Expense ratio	(0.85)%	(0.85)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%
Net investment income (loss)	(0.83)%	(0.83)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2011.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the nine months ended September 30, 2012:

Ultra ProShares

For the Nine Months Ended September 30, 2012 (unaudited)

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil	Ultra DJ- UBS Natural Gas^^	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2011	$25.8805	$40.8828	$101.9786	$75.9066	$43.1903	$23.8860	$36.4704
Net investment income (loss)	(0.1730)	(0.2383)	(0.3818)	(0.5744)	(0.3212)	(0.1590)	(0.2275)
Net realized and unrealized gain (loss)#	2.2945	(9.3330)	(50.4539)	21.8399	15.9289	(0.5184)	(1.2471)
Change in net asset value from operations	2.1215	(9.5713)	(50.8357)	21.2655	15.6077	(0.6774)	(1.4746)
Net asset value, at September 30, 2012	$28.0020	$31.3115	$51.1429	$97.1721	$58.7980	$23.2086	$34.9958
Market value per Share, at December 31, 2011†	$25.64	$40.94	$101.35	$79.01	$41.65	$23.87	$36.50
Market value per Share, at September 30, 2012†	$27.71	$31.21	$51.09	$96.92	$58.35	$23.18	$35.28
Total Return, at net asset value^	8.2%	(23.4)%	(49.8)%	28.0%	36.1%	(2.8)%	(4.0)%
Total Return, at market value^	8.1%	(23.8)%	(49.6)%	22.7%	40.1%	(2.9)%	(3.3)%
Ratios to Average Net Assets**
Expense ratio	(0.95)%	(0.97)%	(1.22)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.90)%	(0.92)%	(1.16)%	(0.89)%	(0.90)%	(0.90)%	(0.89)%

^^	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a Share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2012.
**	Percentages are annualized.

UltraShort ProShares

For the Nine Months Ended September 30, 2012 (unaudited)

			UltraShort
	UltraShort	UltraShort	DJ-UBS
	DJ-UBS	DJ-UBS	Natural	UltraShort	UltraShort	UltraShort	UltraShort
Per Share Operating Performance	Commodity	Crude Oil	Gas^^	Gold^^^	Silver^^	Euro	Yen
Net asset value, at December 31, 2011	$56.9207	$38.8151	$23.8053	$82.7114	$76.6771	$20.3357	$40.9557
Net investment income (loss)	(0.3723)	(0.2633)	(0.3525)	(0.4577)	(0.3822)	(0.1373)	(0.2877)
Net realized and unrealized gain (loss)#	(8.5211)	2.0472	(1.3157)	(25.9310)	(36.4190)	(0.0715)	0.6308
Change in net asset value from operations	(8.8934)	1.7839	(1.6682)	(26.3887)	(36.8012)	(0.2088)	0.3431
Net asset value, at September 30, 2012	$48.0273	$40.5990	$22.1371	$56.3227	$39.8759	$20.1269	$41.2988
Market value per Share, at December 31, 2011†	$56.19	$38.69	$23.96	$79.24	$79.35	$20.35	$40.95
Market value per Share, at September 30, 2012†	$48.25	$40.72	$22.14	$56.48	$40.14	$20.12	$41.33
Total Return, at net asset value^	(15.6)%	4.6%	(7.0)%	(31.9)%	(48.0)%	(1.0)%	0.8%
Total Return, at market value^	(14.1)%	5.2%	(7.6)%	(28.7)%	(49.4)%	(1.1)%	0.9%
Ratios to Average Net Assets**
Expense ratio	(0.95)%	(0.98)%	(1.43)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.90)%	(0.92)%	(1.39)%	(0.90)%	(0.90)%	(0.90)%	(0.89)%

^^	See Note 1 of these Notes to Financial Statements.
^^^	See Note 10 of these Notes to Financial Statements.
#	The amount shown for a Share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2012.
**	Percentages are annualized.

New Currency and VIX ProShares

For the Nine Months Ended September 30, 2012 (unaudited)

Per Share Operating Performance	Ultra Australian Dollar+	UltraShort Australian Dollar+	Short Euro++	Ultra VIX Short- Term Futures ETF^^	VIX Short- Term Futures ETF	Short VIX Short- Term Futures ETF^^^	VIX Mid- Term Futures ETF
Net asset value, at December 31, 2011	$40.0000	$40.0000	$40.0000	$741.0464	$76.3738	$25.8664	$74.1396
Net investment income (loss)	(0.0806)	(0.0764)	(0.0959)	(1.0755)	(0.1942)	(0.6056)	(0.3463)
Net realized and unrealized gain (loss)	0.9723	(1.2223)	(1.1805)	(709.5806)	(57.1763)	42.7897	(32.2860)
Change in net asset value from operations	0.8917	(1.2987)	(1.2764)	(710.6561)	(57.3705)	42.1841	(32.6323)
Net asset value, at September 30, 2012	$40.8917	$38.7013	$38.7236	$30.3903	$19.0033	$68.0505	$41.5073
Market value per Share, at December 31, 2011†	$40.00	$40.00	$40.00	$729.60	$75.74	$26.14	$74.13
Market value per Share, at September 30, 2012†	$40.90	$38.62	$38.64	$30.92	$19.22	$67.37	$41.66
Total Return, at net asset value^	2.2%	(3.2)%	(3.2)%	(95.9)%	(75.1)%	163.1	(44.0)%
Total Return, at market value^	2.3%	(3.5)%	(3.4)%	(95.8)%	(74.6)%	157.7%	(43.8)%
Ratios to Average Net Assets**
Expense ratio	(1.02)%	(1.03)%	(0.97)%	(1.74)%	(0.85)%	(1.88)%	(0.85)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.95)%	(0.85)%
Net investment income (loss)	(0.94)%	(0.95)%	(0.91)%	(1.71)%	(0.80)%	(1.82)%	(0.81)%

+	From commencement of operations, July 17, 2012, through September 30, 2012.
++	From commencement of operations, June 26, 2012, through September 30, 2012.
^^	See Note 1 of these Notes to Financial Statements.
^^^	See Note 10 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2012.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the nine months ended September 30, 2011:

Ultra ProShares

For the Nine Months Ended September 30, 2011 (unaudited)

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil^^	Ultra Gold	Ultra Silver^^	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2010	$36.3723	$50.0017	$69.2163	$78.1431	$25.7644	$33.4918
Net investment income (loss)	(0.2362)	(0.2929)	(0.5475)	(0.6596)	(0.1879)	(0.2285)
Net realized and unrealized gain (loss)	(10.1126)	(22.4033)	18.3100	(22.7593)	0.1421	3.3041
Change in net asset value from operations	(10.3488)	(22.6962)	17.7625	(23.4189)	(0.0458)	3.0756
Net asset value, at September 30, 2011	$26.0235	$27.3055	$86.9788	$54.7242	$25.7186	$36.5674
Market value per Share, at December 31, 2010†	$36.27	$49.98	$70.72	$79.30	$25.86	$33.29
Market value per Share, at September 30, 2011†	$25.67	$27.09	$87.34	$51.84	$25.75	$36.60
Total Return, at net asset value^	(28.5)%	(45.4)%	25.7%	(30.0)%	(0.2)%	9.2%
Total Return, at market value^	(29.2)%	(45.8)%	23.5%	(34.6)%	(0.4)%	9.9%
Ratios to Average Net Assets**
Expense ratio	(0.95)%	(0.98)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.88)%	(0.92)%	(0.89)%	(0.89)%	(0.88)%	(0.89)%

^^	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2011.
**	Percentages are annualized.

UltraShort ProShares

For the Nine Months Ended September 30, 2011 (unaudited)

	UltraShort	UltraShort
	DJ-UBS	DJ-UBS	UltraShort	UltraShort	UltraShort	UltraShort
Per Share Operating Performance	Commodity^^	Crude Oil^^	Gold^^^	Silver^^	Euro	Yen^^
Net asset value, at December 31, 2010	$47.9976	$50.8516	$113.4823	$199.4634	$20.2928	$47.0232
Net investment income (loss)	(0.3164)	(0.3197)	(0.5841)	(0.5663)	(0.1185)	(0.2982)
Net realized and unrealized gain (loss)#	11.2628	14.0765	(35.8240)	(117.3243)	(0.8957)	(5.3888)
Change in net asset value from operations	10.9464	13.7568	(36.4081)	(117.8906)	(1.0142)	(5.6870)
Net asset value, at September 30, 2011	$58.9440	$64.6084	$77.0742	$81.5728	$19.2786	$41.3362
Market value per Share, at December 31, 2010†	$48.30	$50.85	$111.20	$196.40	$20.31	$47.01
Market value per Share, at September 30, 2011†	$59.30	$65.25	$76.68	$85.55	$19.28	$41.34
Total Return, at net asset value^	22.8%	27.1%	(32.1)%	(59.1)%	(5.0)%	(12.1)%
Total Return, at market value^	22.8%	28.3%	(31.0)%	(56.4)%	(5.1)%	(12.1)%
Ratios to Average Net Assets**
Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.92)%	(0.89)%	(0.90)%	(0.89)%	(0.88)%

^^	See Note 1 of these Notes to Financial Statements.
^^^	See Note 10 of these Notes to Financial Statements.
#	The amount shown for a Share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2011.
**	Percentages are annualized.

VIX ProShares

For the Nine Months Ended September 30, 2011 (unaudited)

	VIX Short-	VIX Mid-
	Term	Term
Per Share Operating Performance	Futures ETF	Futures ETF
Net asset value, at December 31, 2010	$80.0000	$80.0000
Net investment income (loss)	(0.3405)	(0.4058)
Net realized and unrealized gain (loss)	35.9291	9.9776
Change in net asset value from operations	35.5886	9.5718
Net asset value, at September 30, 2011	$115.5886	$89.5718
Market value per Share, at December 31, 2010†	$80.00	$80.00
Market value per Share, at September 30, 2011†	$114.52	$89.46
Total Return, at net asset value^	44.5%	12.0%
Total Return, at market value^	43.2%	11.8%
Ratios to Average Net Assets**
Expense ratio	(0.85)%	(0.85)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%
Net investment income (loss)	(0.80)%	(0.80)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2011.
**	Percentages are annualized.

NOTE 8—RISK

Correlation and Compounding Risk

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than one day (as measured from NAV calculation time to NAV calculation time), and not for any other period. The return of a Geared Fund for a period longer than a day is the result of its return for each day compounded over the period and usually will differ from the multiple (2x), the inverse (-1x) or the inverse multiple (-2x) of the return of the Geared Fund’s benchmark for the period. A Fund will lose money if its index performance is flat over time, and it is possible for a Geared Fund to lose money over time even if the performance of its index increases (or decreases in the case of UltraShort or Short Funds), as a result of daily rebalancing, the benchmark’s volatility and compounding. Longer holding periods, higher index volatility and greater leverage each affect the impact of compounding on a Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Fund’s underlying index. The Matching VIX Funds and Managed Futures Funds seek to achieve their stated investment objective both over a single day and over time.

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

While the Funds expect to meet their investment objectives, several factors may affect their ability to do so. Among these factors are: (1) the Sponsor’s ability to purchase and sell Financial Instruments in a manner that correlates to a Fund’s objective; (2) an imperfect correlation between the performance of instruments held by a Fund, such as swaps, futures contracts and/or forward contracts, and the performance of the applicable underlying indices, commodities or currencies; (3) bid-ask spreads on such instruments; (4) fees, expenses, transaction costs, financing costs associated with the use of derivatives and commission costs; (5) holding instruments traded in a market that has become illiquid or disrupted; (6) a Fund’s Share prices being rounded to the nearest cent and/or valuation methodology; (7) changes to a benchmark index that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; and (10) accounting standards.

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

The Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily. To the extent any such collateral is insufficient or there are delays in accessing the collateral, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings. The Funds typically enter into transactions only with major global financial institutions.

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

Although the counterparty to a futures contract is often a clearing organization backed by a group of financial institutions, there may also be instances in which the counterparty could fail to perform its obligations, causing significant losses to a Fund.

Leverage Risk

The Funds may utilize leverage in seeking to achieve their respective investment objectives and will lose more money in market environments adverse to their respective daily investment objectives than funds that do not employ leverage. The use of leveraged and/or inverse leveraged positions could result in the total loss of an investor’s investment.

For example, because the Ultra and UltraShort Funds include a two times (2x) or two times the inverse (-2x) multiplier, a single-day movement in the relevant benchmark approaching 50% at any point in the day could result in the total loss or almost total loss of an investor’s investment if that movement is contrary to the investment objective of the Fund in which an investor has invested, even if such Fund’s benchmark subsequently moves in an opposite direction, eliminating all or a portion of the movement. This would be the case with downward single-day or intraday movements in the underlying benchmark of an Ultra Fund or upward one-day or intraday movements in the benchmark of an UltraShort Fund, even if the underlying benchmark maintains a level greater than zero at all times.

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

“Contango” and “Backwardation” Risk

In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in August 2012 may specify an October 2012 expiration. For an Ultra Fund and a Matching VIX Fund, as that contract nears expiration, it may be replaced by selling the October 2012 contract and purchasing the contract expiring in December 2012. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the October 2012 contract would take place at a price that is higher than the price at which the December 2012 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund or a Matching VIX Fund that invests in such futures, and positively affect a Short Fund or an UltraShort Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds and UltraShort Funds, and positively affect the Ultra Funds and Matching VIX Funds.

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

NOTE 9—LEGAL PROCEEDINGS

The Trust and certain principals of the Sponsor have been named as defendants (along with several other parties) in a consolidated class action lawsuit filed in the United States District Court for the Southern District of New York, styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935. The complaint, as amended, alleged that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by including untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs and allegedly failing to adequately disclose the Funds’ investment objectives and risks. The six Funds of the Trust named in the complaint were ProShares Ultra Silver, ProShares UltraShort Gold, ProShares Ultra Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort Silver. On September 10, 2012, the District Court issued an Opinion and Order dismissing the class action lawsuit in its entirety. On October 3, 2012, the plaintiffs filed a Notice of Appeal appealing the dismissal. The Trust believes the complaint is without merit and that the anticipated outcome will not adversely impact the operation of the Trust or any of its Funds. Accordingly, no loss contingency has been recorded in the balance sheet and the amount of loss, if any, cannot be reasonably estimated at this time.

NOTE 10—SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Trust’s and the Funds’ financial statements through the date the financial statements were issued. The subsequent events were as follows:

On September 20, 2012, the Trust announced a 2-for-1 split of the Shares of beneficial interest of ProShares Short VIX Short-Term Futures (NYSE Arca symbol “SVXY”). Prior to the opening of trading on the NYSE Arca on October 5, 2012, ProShares Short VIX Short-Term Futures executed a 2-for-1 split of Shares.

The split was effective for shareholders of record after the close of the markets on October 2, 2012, and payable after the close of the markets on October 4, 2012. The fund traded at its post-split price on October 5, 2012. The ticker symbol for the Fund did not change, and it continues to trade on the NYSE Arca.

The split was applied retroactively for all periods presented, increasing the number of Shares outstanding for ProShares Short VIX Short-Term Futures, and resulted in a proportionate decrease in the price per Share and per Share information of ProShares Short VIX Short-Term Futures. Therefore, the split did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

On September 20, 2012, the Trust announced a 1-for-4 reverse split of the Shares of beneficial interest of ProShares UltraShort Gold (NYSE Arca symbol “GLL”). Prior to the opening of trading on the NYSE Arca on October 5, 2012, ProShares UltraShort Gold executed a 1-for-4 reverse split of Shares.

The reverse split was effective for shareholders of record after the close of the markets on October 4, 2012. The fund traded at its post-split price on October 5, 2012. The ticker symbol for the Fund did not change, and it continues to trade on the NYSE Arca.

The reverse split was applied retroactively for all periods presented, reducing the number of Shares outstanding for ProShares UltraShort Gold, and resulted in a proportionate increase in the price per Share and per Share information of ProShares UltraShort Gold. Therefore, the reverse split did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2012, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”), as further described below.

The Trust has also registered Shares for thirty-two additional series: (i) ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (each, a “Short Fund” and collectively, the “Short Funds”); (ii) ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (each, a “New Geared VIX Fund” and collectively, the “New Geared VIX Funds”); (iii) ProShares Managed Futures Strategy, ProShares Commodity Managed Futures Strategy and ProShares Financial Managed Futures Strategy (each, a “Managed Futures Fund” and collectively, the “Managed Futures Funds”); (iv) ProShares UltraPro Australian Dollar, ProShares Short Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares Short Yen and ProShares UltraPro Short Yen (each, a “New Currency Fund” and collectively, the “New Currency Funds”); and (v) ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar and ProShares UltraPro Short U.S. Dollar (each, a “Currency Index Fund” and collectively, the “Currency Index Funds”). The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q. The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q.

On June 25, 2012, the registered offerings for ProShares UltraPro Australian Dollar, ProShares Short Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Short Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares UltraPro Short Yen and the Currency Index Funds, each of which had never been publicly offered, were terminated. On June 26, 2012, the registered offerings for the Short Funds and the New Geared VIX Funds, each of which had never been publicly offered, were terminated. On September 28, 2012, the registered offerings for ProShares Ultra Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares Ultra Swiss Franc, ProShares UltraShort Swiss Franc and ProShares Short Yen, each of which had never been publicly offered, were terminated. Thus, as of September 30, 2012, the only Funds that have remaining registered amounts are the Managed Futures Funds.

As of September 30, 2012, each of the Managed Futures Funds had seed capital, but none of the Managed Futures Funds had commenced investment operations; therefore, this Quarterly Report on Form 10-Q does not include Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, Statements of Cash Flows, results of operations or any other financial information for the Managed Futures Funds.

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

Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver and ProShares UltraShort Silver, commenced trading on the NYSE Arca on December 3, 2008. Two of the Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas, commenced trading on the NYSE Arca on October 4, 2011. One of the Funds, ProShares Short Euro, commenced trading on the NYSE Arca on June 26, 2012. Two of the Funds, ProShares Ultra Australian Dollar and ProShares UltraShort Australian Dollar, commenced trading on the NYSE Arca on July 17, 2012. As of September 30, 2012, the Managed Futures Funds had not yet commenced trading.

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

Each of the Geared Funds generally invests in Financial Instruments (i.e., commodity-based, currency-based or equity market volatility-based instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts and options on futures contracts, swap agreements, forward contracts and other commodity-based or currency-based options contracts) as a substitute for investing directly in commodities, currencies or equity market volatility products in order to gain exposure to the commodity index, currency benchmark, commodity, currency or to an equity market volatility index. Financial Instruments also are used to produce economically “leveraged” or “inverse” investment results for the Funds. Each Matching VIX Fund seeks daily investment results (before fees and expenses) that match the performance of a benchmark. Each Geared VIX Fund seeks daily investment results (before fees and expenses) that correspond to a multiple, the inverse or inverse multiple of the daily performance of a benchmark. Each VIX Fund intends to obtain exposure to its benchmark by investing in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”). The Managed Futures Funds will seek to provide investment results (before fees and expenses) that correspond to the performance of the S&P Dynamic Futures Index (“DFI”), the S&P Dynamic Commodities Futures Index (“DCFI”) or the S&P Dynamic Financial Futures Index (“DFFI”) (each a “Sub-Index” and collectively, the “Sub-Indexes”). Each Managed Futures Fund intends to obtain exposure to the Index or to a Sub-Index, as applicable, by investing primarily in unleveraged positions in U.S. exchange-traded futures contracts on sixteen different tangible commodities (the “Commodity Futures Contracts”) or futures contracts on eight different financials, such as major currencies and U.S. Treasury securities (the “Financial Futures Contracts” and together with the Commodity Futures Contracts, the “Index Components”).

Each Geared Fund seeks investment results for a single day only, not for longer periods. A “single day” is measured from the time a Fund calculates its respective net asset value per Share (“NAV”) to the time of the Fund’s next NAV calculation. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from 2x, -1x or -2x of the return of the index to which such Fund is benchmarked for that period. In periods of higher market volatility, the volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds are riskier than similarly benchmarked exchange-traded funds that are not geared. Accordingly, these funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily inverse investment results. Shareholders should actively monitor their investments. The Geared VIX Funds do not seek to achieve their stated objective over a period greater than one day. The Matching VIX Funds and the Managed Futures Funds seek to achieve their stated investment objective both over a single day and over time.

ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas each have a benchmark that is an index designed to track the performance of commodity futures contracts. The daily performance of these indexes and the corresponding Funds will likely be very different from the daily performance of the price of the related physical commodities.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the net assets of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and nine months ended September 30, 2012 and 2011, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2012	Interest Income Three Months Ended September 30, 2011	Interest Income Nine Months Ended September 30, 2012	Interest Income Nine Months Ended September 30, 2011
ProShares Ultra DJ-UBS Commodity	$1,472	$993	$3,401	$10,264
ProShares UltraShort DJ-UBS Commodity	568	731	2,227	3,522
ProShares Ultra DJ-UBS Crude Oil	63,544	16,734	126,796	154,462
ProShares UltraShort DJ-UBS Crude Oil	19,218	5,491	49,995	67,925
ProShares Ultra DJ-UBS Natural Gas	9,896	—	18,894	—
ProShares UltraShort DJ-UBS Natural Gas	1,854	—	4,883	—
ProShares Ultra Gold	62,437	20,274	151,337	138,778
ProShares UltraShort Gold	21,407	6,156	52,562	50,183
ProShares Ultra Silver	136,002	54,294	313,266	413,210
ProShares UltraShort Silver	25,338	36,609	69,765	141,157
ProShares Ultra Australian Dollar	618	—	618	—
ProShares UltraShort Australian Dollar	586	—	586	—
ProShares Ultra Euro	975	511	2,550	4,353
ProShares Short Euro	641	—	641	—
ProShares UltraShort Euro	160,447	36,861	359,466	255,628
ProShares Ultra Yen	1,009	216	2,253	1,711
ProShares UltraShort Yen	41,475	23,905	104,677	176,008
ProShares Ultra VIX Short-Term Futures ETF	22,293	—	40,074	—
ProShares VIX Short-Term Futures ETF	21,142	1,884	47,219	11,821
ProShares Short VIX Short-Term Futures ETF	4,522	—	8,717	—
ProShares VIX Mid-Term Futures ETF	12,846	569	31,096	3,584

Each Fund’s underlying swaps, futures and forward contracts, as applicable, may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, swaps and forward contracts are not traded on an exchange, do not have uniform terms and conditions, and in general are not transferable without the consent of the counterparty. In the case of futures contracts, commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no futures trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in such futures contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Futures contract prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent a Fund from promptly liquidating its futures positions.

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

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

ProShares Ultra DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
NAV beginning of period	$8,231,730	$16,695,263
NAV end of period	$8,400,978	$11,710,948
Percentage change in NAV	2.1%	(29.9)%
Shares outstanding beginning of period	350,014	500,014
Shares outstanding end of period	300,014	450,014
Percentage change in Shares outstanding	(14.3)%	(10.0)%
Shares created	—	—
Shares redeemed	50,000	50,000
Per Share NAV beginning of period	$23.52	$33.39
Per Share NAV end of period	$28.00	$26.02
Percentage change in per Share NAV	19.1%	(22.1)%
Percentage change in benchmark	9.7%	(11.3)%
Benchmark annualized volatility	15.7%	20.2%

During the three months ended September 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. The increase in the Fund’s NAV was offset by a decrease from 350,014 outstanding Shares at June 30, 2012 to 300,014 outstanding Shares at September 30, 2012. By comparison, during the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 500,014 outstanding Shares at June 30, 2011 to 450,014 outstanding Shares at September 30, 2011.

For the three months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 19.1% for the period ended September 30, 2012, as compared to the decrease of 22.1% for the period ended September 30, 2011, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2012.

During the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on September 14, 2012 at $29.39 per Share and reached its low for the period on July 2, 2012 at $23.60 per Share. By comparison, during the three months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on July 26, 2011 at $36.90 per Share and reached its low for the period on September 30, 2011 at $26.02 per Share.

The benchmark’s rise of 9.7% for the three months ended September 30, 2012, as compared to the benchmark’s decline of 11.3% for the three months ended September 30, 2011, can be attributed to appreciation of the underlying components of the index during the three months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net investment income (loss)	$(19,548)	$(36,061)
Management fee	21,020	37,054
Net realized gain (loss)	1,946,079	(1,050,593)
Change in net unrealized appreciation/depreciation	(418,556)	(2,077,012)
Net income (loss)	$1,507,975	$(3,163,666)

The Fund’s net income increased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to an increase in the Fund’s benchmark index from the three months ended September 30, 2011 to the three months ended September 30, 2012.

ProShares UltraShort DJ-UBS Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
NAV beginning of period	$3,543,535	$29,495,769
NAV end of period	$2,881,496	$12,378,058
Percentage change in NAV	(18.7)%	(58.0)%
Shares outstanding beginning of period	59,997	609,997
Shares outstanding end of period	59,997	209,997
Percentage change in Shares outstanding	0.0%	(65.6)%
Shares created	—	—
Shares redeemed	—	400,000
Per Share NAV beginning of period	$59.06	$48.35
Per Share NAV end of period	$48.03	$58.94
Percentage change in per Share NAV	(18.7)%	21.9%
Percentage change in benchmark	9.7%	(11.3)%
Benchmark annualized volatility	15.7%	20.2%

During the three months ended September 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. There was no net change in outstanding Shares from June 30, 2012 to September 30, 2012. By comparison, during the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted from a decrease from 609,997 outstanding Shares at June 30, 2011 to 209,997 outstanding Shares at September 30, 2011. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index.

For the three months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.7% for the three months ended September 30, 2012, as compared to the increase of 21.9% for the three months ended September 30, 2011, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2012.

During the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 2, 2012 at $58.83 per Share and reached its low for the period on September 14, 2012 at $46.01 per Share. By comparison, during the three months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on September 30, 2011 at $58.94 per Share and reached its low for the period on July 26, 2011 at $43.39 per Share.

The benchmark’s rise of 9.7% for the three months ended September 30, 2012, as compared to the benchmark’s decline of 11.3% for the three months ended September 30, 2011, can be attributed to appreciation of the underlying components of the index during the three months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net investment income (loss)	$(6,822)	$(31,685)
Management fee	7,390	32,416
Net realized gain (loss)	(861,786)	2,148,712
Change in net unrealized appreciation/depreciation	206,570	(1,248,416)
Net income (loss)	$(662,038)	$868,611

The Fund’s net income decreased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to an increase in the Fund’s benchmark index from the three months ended September 30, 2011 to the three months ended September 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares UltraShort DJ-UBS Commodity Fund.

ProShares Ultra DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
NAV beginning of period	$489,111,964	$426,397,237
NAV end of period	$381,973,929	$380,889,526
Percentage change in NAV	(21.9)%	(10.7)%
Shares outstanding beginning of period	17,649,170	9,999,170
Shares outstanding end of period	12,199,170	13,949,170

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Percentage change in Shares outstanding	(30.9)%	39.5%
Shares created	3,400,000	10,900,000
Shares redeemed	8,850,000	6,950,000
Per Share NAV beginning of period	$27.71	$42.64
Per Share NAV end of period	$31.31	$27.31
Percentage change in per Share NAV	13.0%	(36.0)%
Percentage change in benchmark	7.3%	(18.3)%
Benchmark annualized volatility	25.5%	38.5%

During the three months ended September 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 17,649,170 outstanding Shares at June 30, 2012 to 12,199,170 outstanding Shares at September 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil Sub-Index. By comparison, during the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil Sub-Index. The decrease in the Fund’s NAV was offset by an increase from 9,999,170 outstanding Shares at June 30, 2011 to 13,949,170 outstanding Shares at September 30, 2011.

For the three months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 13.0% for the three months ended September 30, 2012, as compared to the decrease of 36.0% for the three months ended September 30, 2011, was primarily due to appreciation in the value of the assets of the Fund during the three months ended September 30, 2012.

During the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on September 14, 2012 at $36.47 per Share and reached its low for the period on July 10, 2012 at $26.90 per Share. By comparison, during the three months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on July 22, 2011 at $45.99 per Share and reached its low for the period on September 30, 2011 at $27.31 per Share.

The benchmark’s rise of 7.3% for the three months ended September 30, 2012, as compared to the benchmark’s decline of 18.3% for the three months ended September 30, 2011, can be attributed to an increase in the price of WTI Crude Oil during the three months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net investment income (loss)	$(868,686)	$(964,691)
Management fee	914,474	960,393
Brokerage commissions	17,756	21,032
Net realized gain (loss)	93,596,417	(87,767,836)
Change in net unrealized appreciation/depreciation	(32,720,497)	(45,561,944)
Net income (loss)	$60,007,234	$(134,294,471)

The Fund’s net income increased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to an increase in the price of WTI Crude Oil during the three months ended September 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra DJ-UBS Crude Oil Fund.

ProShares UltraShort DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
NAV beginning of period	$82,211,941	$160,288,442
NAV end of period	$116,516,762	$72,357,831
Percentage change in NAV	41.7%	(54.9)%
Shares outstanding beginning of period	1,669,944	3,319,944
Shares outstanding end of period	2,869,944	1,119,944
Percentage change in Shares outstanding	71.9%	(66.3)%
Shares created	1,650,000	950,000
Shares redeemed	450,000	3,150,000
Per Share NAV beginning of period	$49.23	$48.28
Per Share NAV end of period	$40.60	$64.61
Percentage change in per Share NAV	(17.5)%	33.8%
Percentage change in benchmark	7.3%	(18.3)%
Benchmark annualized volatility	25.5%	38.5%

During the three months ended September 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 1,669,944 outstanding Shares at June 30, 2012 to 2,869,944 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil Sub-Index. By comparison, during the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted from a decrease from 3,319,944 outstanding Shares at June 30, 2011 to 1,119,944 outstanding Shares at September 30, 2011. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil Sub-Index.

For the three months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.5% for the three months ended September 30, 2012, as compared to the increase of 33.8% for the three months ended September 30, 2011, was primarily due to depreciation in the value of the assets of the Fund during the three months ended September 30, 2012.

During the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 2, 2012 at $50.63 per Share and reached its low for the period on September 14, 2012 at $35.28 per Share. By comparison, during the three months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on August 9, 2011 at $67.93 per Share and reached its low for the period on July 22, 2011 at $44.06 per Share.

The benchmark’s rise of 7.3% for the three months ended September 30, 2012, as compared to the benchmark’s decline of 18.3% for the three months ended September 30, 2011, can be attributed to an increase in the price of WTI Crude Oil during the three months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net investment income (loss)	$(241,721)	$(239,496)
Management fee	252,685	236,646
Brokerage commissions	8,254	8,341
Net realized gain (loss)	(24,453,770)	40,873,422
Change in net unrealized appreciation/depreciation	10,035,131	2,326,282
Net income (loss)	$(14,660,360)	$42,960,208

The Fund’s net income decreased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to an increase in the price of WTI Crude Oil during the three months ended September 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares UltraShort DJ-UBS Crude Oil Fund.

ProShares Ultra DJ-UBS Natural Gas*

Since the Fund commenced investment operations on October 4, 2011, a comparison of the Fund’s results of operations for the three months ended September 30, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012:

Three Months Ended September 30, 2012
NAV beginning of period	$62,595,441
NAV end of period	$67,505,640
Percentage change in NAV	7.8%
Shares outstanding beginning of period	1,369,941
Shares outstanding end of period	1,319,941
Percentage change in Shares outstanding	(3.6)%
Shares created	700,000
Shares redeemed	750,000
Per Share NAV beginning of period	$45.69
Per Share NAV end of period	$51.14
Percentage change in per Share NAV	11.9%
Percentage change in benchmark	8.6%
Benchmark annualized volatility	44.6%

During the three months ended September 30, 2012, the increase in the Fund’s NAV resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Natural Gas Sub-indexSM. The increase in the Fund’s NAV was offset by a decrease from 1,369,941 outstanding Shares at June 30, 2012 to 1,319,941 outstanding Shares at September 30, 2012.

For the three months ended September 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark.

During the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period July 30, 2012 at $57.51 per Share and reached its low for the period on August 28, 2012 at $37.17 per Share.

The benchmark’s rise of 8.6% for the three months ended September 30, 2012, can be attributed to an increase in the price of Henry Hub Natural Gas during the three months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012:

Three Months Ended September 30, 2012
Net investment income (loss)	$(177,136)
Management fee	137,754
Brokerage commissions	31,584
Offering costs	17,694
Net realized gain (loss)	20,880,467
Change in net unrealized appreciation/depreciation	(5,822,509)
Net income (loss)	$14,880,822

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra DJ-UBS Natural Gas Fund.

ProShares UltraShort DJ-UBS Natural Gas*

Since the Fund commenced investment operations on October 4, 2011, a comparison of the Fund’s results of operations for the three months ended September 30, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012:

Three Months Ended September 30, 2012
NAV beginning of period	$13,643,687
NAV end of period	$13,282,921
Percentage change in NAV	(2.6)%
Shares outstanding beginning of period	450,030
Shares outstanding end of period	600,030
Percentage change in Shares outstanding	33.3%
Shares created	150,000
Shares redeemed	—
Per Share NAV beginning of period	$30.32
Per Share NAV end of period	$22.14
Percentage change in per Share NAV	(27.0)%
Percentage change in benchmark	8.6%
Benchmark annualized volatility	44.6%

During the three months ended September 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Natural Gas Sub-indexSM. The decrease in the Fund’s NAV was offset by an increase from 450,030 outstanding Shares at June 30, 2012 to 600,030 outstanding Shares at September 30, 2012.

For the three months ended September 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark.

During the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period August 28, 2012 at $32.20 per Share and reached its low for the period on July 30, 2012 at $22.02 per Share.

The benchmark’s rise of 8.6% for the three months ended September 30, 2012, can be attributed to an increase in the price of Henry Hub Natural Gas during the three months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012:

Three Months Ended September 30, 2012
Net investment income (loss)	$(41,588)
Management fee	14,762
Brokerage commissions	10,986
Offering costs	17,694
Net realized gain (loss)	(4,765,841)
Change in net unrealized appreciation/depreciation	1,018,699
Net income (loss)	$(3,788,730)

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort DJ-UBS Natural Gas Fund.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
NAV beginning of period	$331,012,682	$282,765,412
NAV end of period	$388,689,908	$374,010,221
Percentage change in NAV	17.4%	32.3%
Shares outstanding beginning of period	4,150,014	3,650,014
Shares outstanding end of period	4,000,014	4,300,014
Percentage change in Shares outstanding	(3.6)%	17.8%
Shares created	100,000	900,000
Shares redeemed	250,000	250,000
Per Share NAV beginning of period	$79.76	$77.47
Per Share NAV end of period	$97.17	$86.98
Percentage change in per Share NAV	21.8%	12.3%
Percentage change in benchmark	11.1%	7.6%
Benchmark annualized volatility	14.8%	30.0%

During the three months ended September 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 4,150,014 outstanding Shares at June 30, 2012 to 4,000,014 outstanding Shares at September 30, 2012. By comparison, during the three months ended September 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 3,650,014 outstanding Shares at June 30, 2011 to 4,300,014 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the three months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 21.8% for the three months ended September 30, 2012, as compared to the increase of 12.3% for the three months ended September 30, 2011, was primarily due to the greater appreciation in the value of the assets of the Fund during the three months ended September 30, 2012.

During the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period September 21, 2012 at $98.22 per Share and reached its low for the period on July 12, 2012 at $75.46 per Share. By comparison, during the three months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on September 6, 2011 at $120.56 per Share and reached its low for the period on July 1, 2011 at $75.15 per Share.

The benchmark’s rise of 11.1% the three months ended September 30, 2012, as compared to the benchmark’s rise of 7.6% for the three months ended September 30, 2011, can be attributed to a greater increase in the price of spot gold in U.S. Dollar terms during the three months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net investment income (loss)	$(762,841)	$(939,268)
Management fee	825,270	958,522
Brokerage commissions	8	1,020
Net realized gain (loss)	23,190,233	4,796,540
Change in net unrealized appreciation/depreciation	47,323,358	23,303,771
Net income (loss)	$69,750,750	$27,161,043

The Fund’s net income increased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to a greater increase in the price of spot gold in U.S. Dollar terms during the three months ended September 30, 2012.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
NAV beginning of period	$129,376,591	$95,525,554
NAV end of period	$92,790,217	$178,039,495
Percentage change in NAV	(28.3)%	86.4%
Shares outstanding beginning of period	1,822,475	997,475
Shares outstanding end of period	1,647,475	2,309,975
Percentage change in Shares outstanding	(9.6)%	131.6%
Shares created	—	1,725,000
Shares redeemed	175,000	412,500
Per Share NAV beginning of period	$70.99	$95.77
Per Share NAV end of period	$56.32	$77.07
Percentage change in per Share NAV	(20.7)%	(19.5)%
Percentage change in benchmark	11.1%	7.6%
Benchmark annualized volatility	14.8%	30.0%

During the three months ended September 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,822,475 outstanding Shares at June 30, 2012 to 1,647,475 outstanding Shares at September 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the three months ended September 30, 2011, the increase in the Fund’s NAV resulted from an increase from 997,475 outstanding Shares at June 30, 2011 to 2,309,975 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the three months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 20.7% for the three months ended September 30, 2012, as compared to the decrease of 19.5% for the three months ended September 30, 2011, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended September 30, 2012.

During the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 12, 2012 at $74.67 per Share and reached its low for the period on September 21, 2012 at $55.89 per Share. By comparison, during the three months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on July 1, 2011 at $98.61 per Share and reached its low for the period on September 6, 2011 at $58.07 per Share.

The benchmark’s rise of 11.1% for the three months ended September 30, 2012, as compared to the benchmark’s rise of 7.6% for the three months ended September 30, 2011, can be attributed to a greater increase in the price of spot gold in U.S. Dollar terms during the three months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net investment income (loss)	$(256,499)	$(293,684)
Management fee	277,898	299,227
Brokerage commissions	8	613
Net realized gain (loss)	(10,989,913)	7,282,203
Change in net unrealized appreciation/depreciation	(13,887,666)	(12,240,024)
Net income (loss)	$(25,134,078)	$(5,251,505)

The Fund’s net income decreased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to a greater increase in the price of spot gold in U.S. Dollar terms during the three months ended September 30, 2012.

*	See Note 10 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares UltraShort Gold Fund.

ProShares Ultra Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
NAV beginning of period	$661,009,190	$881,928,826
NAV end of period	$978,987,907	$705,943,332
Percentage change in NAV	48.1%	(20.0%)
Shares outstanding beginning of period	17,850,028	10,500,028

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Shares outstanding end of period	16,650,028	12,900,028
Percentage change in Shares outstanding	(6.7)%	22.9%
Shares created	1,000,000	4,800,000
Shares redeemed	2,200,000	2,400,000
Per Share NAV beginning of period	$37.03	$83.99
Per Share NAV end of period	$58.80	$54.72
Percentage change in per Share NAV	58.8%	(34.8)%
Percentage change in benchmark	28.0%	(13.1)%
Benchmark annualized volatility	28.3%	73.0%

During the three months ended September 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 17,850,028 outstanding Shares at June 30, 2012 to 16,650,028 outstanding Shares at September 30, 2012. By comparison, during the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 10,500,028 outstanding Shares at June 30, 2011 to 12,900,028 outstanding Shares at September 30, 2011.

For the three months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 58.8% for the three months ended September 30, 2012, as compared to the decrease of 34.8% for the three months ended September 30, 2011, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2012.

During the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on September 14, 2012 at $59.23 per Share and reached its low for the period on July 12, 2012 at $35.76 per Share. By comparison, during the three months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on August 22, 2011 at $124.74 per Share and reached its low for the period on September 26, 2011 at $48.48 per Share.

The benchmark’s rise of 28.0% for the three months ended September 30, 2012, as compared to the benchmark’s decline of 13.1% for the three months ended September 30, 2011, can be attributed to an increase in the price of spot silver in U.S. Dollar terms during the three months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net investment income (loss)	$(1,659,417)	$(2,371,209)
Management fee	1,795,410	2,423,377
Brokerage commissions	9	2,126
Net realized gain (loss)	159,543,868	(350,312,420)
Change in net unrealized appreciation/depreciation	205,654,329	84,424,890
Net income (loss)	$363,538,780	$(268,258,739)

The Fund’s net income increased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to an increase in the price of spot silver in U.S. Dollar terms during the three months ended September 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Ultra Silver Fund.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
NAV beginning of period	$161,421,100	$657,213,364
NAV end of period	$125,947,671	$533,394,247
Percentage change in NAV	(22.0)%	(18.8)%
Shares outstanding beginning of period	2,308,489	7,038,874
Shares outstanding end of period	3,158,489	6,538,874
Percentage change in Shares outstanding	36.8%	(7.1)%
Shares created	1,500,000	3,440,000
Shares redeemed	650,000	3,940,000
Per Share NAV beginning of period	$69.93	$93.37
Per Share NAV end of period	$39.88	$81.57
Percentage change in per Share NAV	(43.0)%	(12.6)%
Percentage change in benchmark	28.0%	(13.1)%
Benchmark annualized volatility	28.3%	73.0%

During the three months ended September 30, 2012, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 2,308,489 outstanding Shares at June 30, 2012 to 3,158,489 outstanding Shares at September 30, 2012. By comparison, during the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,038,874 outstanding Shares at June 30, 2011 to 6,538,874 outstanding Shares at September 30, 2011. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the three months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 43.0% for the three months ended September 30, 2012, as compared to the decrease of 12.6% for the three months ended September 30, 2011, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2012.

During the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 12, 2012 at $71.45 per Share and reached its low for the period on September 28, 2012 at $39.88 per Share. By comparison, during the three months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on September 26, 2011 at $110.46 per Share and reached its low for the period on August 22, 2011 at $54.63 per Share.

The benchmark’s rise of 28.0% for the three months ended September 30, 2012, as compared to the benchmark’s decline of 13.1% for the three months ended September 30, 2011, can be attributed to an increase in the price of spot silver in U.S. Dollar terms during the three months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net investment income (loss)	$(290,149)	$(1,293,605)
Management fee	315,479	1,328,783
Brokerage commissions	8	1,431
Net realized gain (loss)	(30,585,422)	184,560,838
Change in net unrealized appreciation/depreciation	(36,561,404)	(217,251,319)
Net income (loss)	$(67,436,975)	$(33,984,086)

The Fund’s net income decreased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to an increase in the price of spot silver in U.S. Dollar terms during the three months ended September 30, 2012 .

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares UltraShort Silver Fund.

ProShares Ultra Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, a comparison of the Fund’s results of operations for the three months ended September 30, 2011 has not been provided. In addition, since the Fund commenced investment operations on July 17, 2012, the Fund’s results of operations for the period ended September 30, 2012 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund from commencement of operations to September 30, 2012:

Period Ended September 30, 2012
NAV beginning of period	$200
NAV end of period	$4,089,373
Percentage change in NAV	2,044,586.5%
Shares outstanding beginning of period	5
Shares outstanding end of period	100,005
Percentage change in Shares outstanding	2,000,000.0%
Shares created	100,000
Shares redeemed	—
Per Share NAV beginning of period	$40.00
Per Share NAV end of period	$40.89
Percentage change in per Share NAV	2.2%
Percentage change in benchmark	0.6%
Benchmark annualized volatility	8.6%

During the period ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at June 30, 2012 to 100,005 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar.

For the period ended September 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark.

During the period ended September 30, 2012, the Fund’s per Share NAV reached its high for the period September 14, 2012 at $42.25 per Share and reached its low for the period on September 5, 2012 at $39.29 per Share.

The benchmark’s rise of 0.6% for the period ended September 30, 2012, can be attributed to an increase in the value of the Australian Dollar versus the U.S. Dollar during the period ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund from commencement of operations to September 30, 2012:

Period Ended September 30, 2012
Net investment income (loss)	$(7,953)
Brokerage commission	556
Offering costs	8,537
Limitation by Sponsor	(522)
Net realized gain (loss)	99,029
Change in net unrealized appreciation/depreciation	(1,903)
Net income (loss)	$89,173

ProShares UltraShort Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, a comparison of the Fund’s results of operations for the three months ended September 30, 2011 has not been provided. In addition, since the Fund commenced investment operations on July 17, 2012, the Fund’s results of operations for the period ended September 30, 2012 may not be meaningful.

The following table provides summary performance information for the Fund from commencement of operations to September 30, 2012:

Period Ended September 30, 2012
NAV beginning of period	$200
NAV end of period	$3,870,326
Percentage change in NAV	1,935,063.0%
Shares outstanding beginning of period	5
Shares outstanding end of period	100,005
Percentage change in Shares outstanding	2,000,000.0%
Shares created	100,000
Shares redeemed	—
Per Share NAV beginning of period	$40.00
Per Share NAV end of period	$38.70
Percentage change in per Share NAV	(3.2)%
Percentage change in benchmark	0.6%
Benchmark annualized volatility	8.6%

During the period ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at June 30, 2012 to 100,005 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar.

For the period ended September 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark.

During the period ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on September 5, 2012 at $40.44 per Share and reached its low for the period on September 14, 2012 at $37.52 per Share.

The benchmark’s rise of 0.6 % for the period ended September 30, 2012, can be attributed to a rise in the value of the Australian Dollar versus the U.S. Dollar during the period ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund from commencement of operations to September 30, 2012:

Period Ended September 30, 2012
Net investment income (loss)	$(7,544)
Brokerage commission	605
Offering costs	8,537
Limitation by Sponsor	(1,012)
Net realized gain (loss)	(123,487)
Change in net unrealized appreciation/depreciation	1,157
Net income (loss)	$(129,874)

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
NAV beginning of period	$5,659,156	$9,061,264
NAV end of period	$5,802,471	$7,715,933
Percentage change in NAV	2.5%	(14.8)%
Shares outstanding beginning of period	250,014	300,014
Shares outstanding end of period	250,014	300,014
Percentage change in Shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per Share NAV beginning of period	$22.64	$30.20
Per Share NAV end of period	$23.21	$25.72
Percentage change in per Share NAV	2.5%	(14.8)%
Percentage change in benchmark	1.6%	(7.6)%
Benchmark annualized volatility	9.0%	11.7%

During the three months ended September 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2012 to September 30, 2012. By comparison, during the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2011 to September 30, 2011.

For the three months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.5% for the three months ended September 30, 2012, as compared to the decrease of 14.8% for the three months ended September 30, 2011 was primarily due to an increase in the value of the assets held by the Fund during the three months ended September 30, 2012.

During the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period September 14, 2012 at $24.20 per Share and reached its low for the period on July 24, 2012 at $20.56 per Share. By comparison, during the three months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on July 1, 2011 at $30.31 per Share and reached its low for the period on September 30, 2011 at $25.72 per Share.

The benchmark’s rise of 1.6% for the three months ended September 30, 2012, as compared to the benchmark’s decline of 7.6% for the three months ended September 30, 2011, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the three months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net investment income (loss)	$(12,208)	$(20,157)
Management fee	13,183	20,668
Net realized gain (loss)	55,099	(3,200)
Change in net unrealized appreciation/depreciation	100,424	(1,321,974)
Net income (loss)	$143,315	$(1,345,331)

The Fund’s net income increased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to an increase in the value of the Euro versus the U.S. Dollar during the three months ended September 30, 2012.

ProShares Short Euro

Since the Fund commenced investment operations on June 26, 2012, a comparison of the Fund’s results of operations for the three months ended September 30, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012:

Period Ended September 30, 2012
NAV beginning of period	$3,947,410
NAV end of period	$3,872,555
Percentage change in NAV	(1.9)%
Shares outstanding beginning of period	100,005
Shares outstanding end of period	100,005
Percentage change in Shares outstanding	0.0%
Shares created	—
Shares redeemed	—
Per Share NAV beginning of period	$39.47
Per Share NAV end of period	$38.72
Percentage change in per Share NAV	(1.9)%
Percentage change in benchmark	1.6%
Benchmark annualized volatility	9.0%

During the period ended September 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2012 to September 30, 2012.

For the period ended September 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark.

During the period ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 24, 2012 at $41.33 per Share and reached its low for the period on September 14, 2012 at $37.95 per Share.

The benchmark’s rise of 1.6% for the period ended September 30, 2012, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the three months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012:

Three Months Ended September 30, 2012
Net investment income (loss)	$(9,011)
Brokerage commission	134
Offering costs	10,334
Limitation by Sponsor	(816)
Net realized gain (loss)	(102,556)
Change in net unrealized appreciation/depreciation	36,712
Net income (loss)	$(74,855)

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
NAV beginning of period	$896,915,348	$632,327,167
NAV end of period	$770,862,313	$936,941,013
Percentage change in NAV	(14.1)%	48.2%
Shares outstanding beginning of period	42,900,014	37,750,014
Shares outstanding end of period	38,300,014	48,600,014
Percentage change in Shares outstanding	(10.7)%	28.7%
Shares created	1,750,000	17,550,000
Shares redeemed	6,350,000	6,700,000
Per Share NAV beginning of period	$20.91	$16.75
Per Share NAV end of period	$20.13	$19.28
Percentage change in per Share NAV	(3.7)%	15.1%
Percentage change in benchmark	1.6%	(7.6)%
Benchmark annualized volatility	9.0%	11.7%

During the three months ended September 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 42,900,014 outstanding Shares at June 30, 2012 to 38,300,014 outstanding Shares at September 30, 2012. The decrease in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the three months ended September 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 37,750,014 outstanding Shares at June 30, 2011 to 48,600,014 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the three months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.7% for the three months ended September 30, 2012, as compared to the per Share NAV increase of 15.1% for the three months ended September 30, 2011 was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended September 30, 2012.

During the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 24, 2012 at $22.94 per Share and reached its low for the period on September 14, 2012 at $19.33 per Share. By comparison, during the three months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on September 30, 2011 at $19.28 per Share and reached its low for the period on August 29, 2011 at $16.54 per Share.

The benchmark’s rise of 1.6% for the three months ended September 30, 2012, as compared to the benchmark’s decline of 7.6% for the three months ended September 30, 2011, can be attributed to a rise in the value of the Euro versus the U.S. Dollar during the three months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net investment income (loss)	$(1,892,376)	$(1,691,141)
Management fee	2,052,823	1,728,002
Net realized gain (loss)	(14,573,257)	(11,049,248)
Change in net unrealized appreciation/depreciation	(12,582,165)	122,318,756
Net income (loss)	$(29,047,798)	$109,578,367

The Fund’s net income decreased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to a rise in the value of the Euro versus the U.S. Dollar for the three months ended September 30, 2012.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
NAV beginning of period	$5,024,268	$3,376,952
NAV end of period	$5,249,866	$5,485,629
Percentage change in NAV	4.5%	62.4%
Shares outstanding beginning of period	150,014	100,014
Shares outstanding end of period	150,014	150,014
Percentage change in Shares outstanding	0.0%	50.0%
Shares created	—	50,000
Shares redeemed	—	—
Per Share NAV beginning of period	$33.49	$33.76
Per Share NAV end of period	$35.00	$36.57
Percentage change in per Share NAV	4.5%	8.3%
Percentage change in benchmark	2.5%	4.4%
Benchmark annualized volatility	6.1%	8.9%

During the three months ended September 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2012 to September 30, 2012. By comparison, during the three months ended September 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 100,014 outstanding Shares at June 30, 2011 to 150,014 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the three months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.5% for the three months ended September 30, 2012, as compared to the increase of 8.3% for the three months ended September 30, 2011, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended September 30, 2012.

During the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on September 13, 2012 at $35.47 per Share and reached its low for the period on July 5, 2012 at $33.52 per Share. By comparison, during the three months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on September 22, 2011 at $37.40 per Share and reached its low for the period on July 7, 2011 at $33.17 per Share.

The benchmark’s rise of 2.5% for the three months ended September 30, 2012, as compared to the benchmark’s rise of 4.4% for the three months ended September 30, 2011, can be attributed to a lesser increase in the value of the Japanese Yen versus the U.S. Dollar during the three months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net investment income (loss)	$(11,359)	$(12,276)
Management fee	12,368	12,492
Net realized gain (loss)	90,137	496,377
Change in net unrealized appreciation/depreciation	146,820	(71,571)
Net income (loss)	$225,598	$412,530

The Fund’s net income decreased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to a lesser increase in the value of the Japanese Yen versus the U.S. Dollar during the three months ended September 30, 2012.

ProShares UltraShort Yen*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
NAV beginning of period	$230,703,599	$356,417,645
NAV end of period	$249,828,407	$271,440,942
Percentage change in NAV	8.3%	(23.8)%
Shares outstanding beginning of period	5,299,294	7,850,004
Shares outstanding end of period	6,049,294	6,566,671
Percentage change in Shares outstanding	14.2%	(16.3)%
Shares created	1,450,000	—
Shares redeemed	700,000	1,283,333
Per Share NAV beginning of period	$43.53	$45.40
Per Share NAV end of period	$41.30	$41.34
Percentage change in per Share NAV	(5.1)%	(9.0)%
Percentage change in benchmark	2.5%	4.4%
Benchmark annualized volatility	6.1%	8.9%

During the three months ended September 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 5,299,294 outstanding Shares at June 30, 2012 to 6,049,294 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,850,004 outstanding Shares at June 30, 2011 to 6,566,671 outstanding Shares at September 30, 2011. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the three months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.1% for the three months ended September 30, 2012, as compared to the decrease of 9.0% for the three months ended September 30, 2011 was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2012.

During the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 5, 2012 at $43.48 per Share and reached its low for the period on September 13, 2012 at $40.82 per Share. By comparison, during the three months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on July 7, 2011 at $46.20 per Share and reached its low for the period on September 22, 2011 at $40.45 per Share.

The benchmark’s rise of 2.5% for the three months ended September 30, 2012, as compared to the benchmark’s rise of 4.4% for the three months ended September 30, 2011, can be attributed to a lesser increase in the value of the Japanese Yen versus the U.S. Dollar during the three months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net investment income (loss)	$(495,697)	$(701,439)
Management fee	537,172	725,344
Net realized gain (loss)	(4,756,460)	(34,105,281)
Change in net unrealized appreciation/depreciation	(6,715,809)	4,590,082
Net income (loss)	$(11,967,966)	$(30,216,638)

The Fund’s net income increased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to a lesser increase in the value of the Japanese Yen versus the U.S. Dollar during the three months ended September 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares UltraShort Yen Fund.

ProShares Ultra VIX Short-Term Futures ETF*

Since the Fund commenced investment operations on October 3, 2011, a comparison of the Fund’s results of operations for the three months ended September 30, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012:

Three Months Ended September 30, 2012
NAV beginning of period	$299,133,075
NAV end of period	$193,256,492
Percentage change in NAV	(35.4)%
Shares outstanding beginning of period	3,109,151
Shares outstanding end of period	6,359,151
Percentage change in Shares outstanding	104.5%
Shares created	6,390,000
Shares redeemed	3,140,000
Per Share NAV beginning of period	$96.21
Per Share NAV end of period	$30.39
Percentage change in per Share NAV	(68.4)%
Percentage change in benchmark	(40.6)%
Benchmark annualized volatility	64.1%

During the three months ended September 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 3,109,151 outstanding Shares at June 30, 2012 to 6,359,151 outstanding Shares at September 30, 2012.

For the three months ended September 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark.

During the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 24, 2012 at $92.00 per Share and reached its low for the period on September 24, 2012 at $28.85 per Share.

The benchmark’s decline of 40.6% for the three months ended September 30, 2012, can be attributed to decreasing prices of the near-term futures contracts on the VIX futures curve.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012:

Three Months Ended September 30, 2012
Net investment income (loss)	$(1,045,175)
Management fee	586,150
Brokerage commissions	462,005
Offering costs	19,313
Net realized gain (loss)	(299,186,009)
Change in net unrealized appreciation/depreciation	39,589,171
Net income (loss)	$(260,642,013)

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
NAV beginning of period	$137,638,067	$46,602,361
NAV end of period	$165,803,550	$28,897,739
Percentage change in NAV	20.5%	(38.0)%
Shares outstanding beginning of period	4,300,005	1,025,005
Shares outstanding end of period	8,725,005	250,005
Percentage change in Shares outstanding	102.9%	(75.6)%
Shares created	11,225,000	2,250,000
Shares redeemed	6,800,000	3,025,000
Per Share NAV beginning of period	$32.01	$45.47
Per Share NAV end of period	$19.00	$115.59
Percentage change in per Share NAV	(40.6)%	154.2%
Percentage change in benchmark	(40.6)%	157.3%
Benchmark annualized volatility	64.1%	97.2%

During the three months ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 4,300,005 outstanding Shares at June 30, 2012 to 8,725,005 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted from a decrease from 1,025,005 outstanding Shares at June 30, 2011 to 250,005 outstanding Shares at September 30, 2011. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 40.6% for the three months ended September 30, 2012, as compared to the increase of 154.2% for the three months ended September 30, 2011, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2012.

During the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 24, 2012 at $31.72 per Share and reached its low for the period on September 24, 2012 at $18.38 per Share. By comparison, during the three months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on September 30, 2011 at $115.59 per Share and reached its low for the period on July 7, 2011 at $43.15 per Share.

The benchmark’s decline of 40.6% for the three months ended September 30, 2012, as compared to the benchmark’s rise of 157.3% for the three months ended September 30, 2011, can be attributed to declining prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net investment income (loss)	$(293,913)	$(74,409)
Management fee	315,055	26,672
Offering costs	—	49,621
Net realized gain (loss)	(85,612,284)	24,351,300
Change in net unrealized appreciation/depreciation	13,016,490	7,991,692
Net income (loss)	$(72,889,707)	$32,268,583

The Fund’s net income decreased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to the decline in the Fund’s benchmark during the three months ended September 30, 2012.

ProShares Short VIX Short-Term Futures ETF*

Since the Fund commenced investment operations on October 3, 2011, a comparison of the Fund’s results of operations for the three months ended September 30, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012:

Three Months Ended September 30, 2012
NAV beginning of period	$13,585,406
NAV end of period	$54,441,724
Percentage change in NAV	300.7%
Shares outstanding beginning of period	300,020
Shares outstanding end of period	800,020
Percentage change in Shares outstanding	166.7%
Shares created	4,400,000
Shares redeemed	3,900,000
Per Share NAV beginning of period	$45.28
Per Share NAV end of period	$68.05
Percentage change in per Share NAV	50.3%
Percentage change in benchmark	(40.6)%
Benchmark annualized volatility	64.1%

During the three months ended September 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 300,020 outstanding Shares at June 30, 2012 to 800,020 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark.

During the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on September 24, 2012 at $71.25 per Share and reached its low for the period on July 24, 2012 at $44.11 per Share.

The benchmark’s decline of 40.6% for the three months ended September 30, 2012, can be attributed to declining prices of the near-term futures contracts on the VIX Futures curve.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012:

Three Months Ended September 30, 2012
Net investment income (loss)	$(123,735)
Management fee	37,125
Brokerage commissions	71,818
Offering costs	19,314
Net realized gain (loss)	10,270,631
Change in net unrealized appreciation/depreciation	(146,394)
Net income (loss)	$10,000,502

*	See Note 10 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
NAV beginning of period	$85,305,861	$13,895,731
NAV end of period	$100,655,318	$13,436,216
Percentage change in NAV	18.0%	(3.3)%
Shares outstanding beginning of period	1,550,005	225,005
Shares outstanding end of period	2,425,005	150,005
Percentage change in Shares outstanding	56.5%	(33.3)%
Shares created	975,000	50,000
Shares redeemed	100,000	125,000
Per Share NAV beginning of period	$55.04	$61.76
Per Share NAV end of period	$41.51	$89.57
Percentage change in per Share NAV	(24.6)%	45.0%
Percentage change in benchmark	(24.4)%	45.4%
Benchmark annualized volatility	25.9%	48.5%

During the three months ended September 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 1,550,005 outstanding Shares at June 30, 2012 to 2,425,005 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended September 30, 2011, the decrease in the Fund’s NAV resulted from a decrease from 225,005 outstanding Shares at June 30, 2011 to 150,005 outstanding Shares at September 30, 2011. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 24.6% for the three months ended September 30, 2012, as compared to the increase of 45.0% for the three months ended September 30, 2011, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2012.

During the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period July 2, 2012 at $53.90 per Share and reached its low for the period on September 27, 2012 at $41.30 per Share. By comparison, during the three months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on September 30, 2011 at $89.57 per Share and reached its low for the period on July 7, 2011 at $57.37 per Share.

The benchmark’s decline of 24.4% for the three months ended September 30, 2012, as compared to the benchmark’s rise of 45.4% for the three months ended September 30, 2011, can be attributed to a decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net investment income (loss)	$(189,842)	$(26,403)
Offering costs	202,688	31,013
Limitation by Sponsor	—	(4,041)
Net realized gain (loss)	(19,925,541)	2,364,369
Change in net unrealized appreciation/depreciation	(7,588,632)	2,243,166
Net income (loss)	$(27,704,015)	$4,581,132

The Fund’s net income decreased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to a decline in the Fund’s benchmark during the three months ended September 30, 2012.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

ProShares Ultra DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
NAV beginning of period	$9,058,529	$18,186,658
NAV end of period	$8,400,978	$11,710,948
Percentage change in NAV	(7.3)%	(35.6)%
Shares outstanding beginning of period	350,014	500,014
Shares outstanding end of period	300,014	450,014
Percentage change in Shares outstanding	(14.3)%	(10.0%)
Shares created	—	50,000
Shares redeemed	50,000	100,000
Per Share NAV beginning of period	$25.88	$36.37
Per Share NAV end of period	$28.00	$26.02
Percentage change in per Share NAV	8.2%	(28.5)%
Percentage change in benchmark	5.6%	(13.6)%
Benchmark annualized volatility	14.8%	18.4%

During the nine months ended September 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 350,014 outstanding Shares at December 31, 2011 to 300,014 outstanding Shares at September 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the nine months ended September 30, 2011, the decrease in the Fund’s NAV resulted primarily from a decrease from 500,014 outstanding Shares at December 31, 2010 to 450,014 outstanding Shares at September 30, 2011. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index

For the nine months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.2% for the period ended September 30, 2012, as compared to the decrease of 28.5% for the period ended September 30, 2011, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on September 14, 2012 at $29.39 per Share and reached its low for the period on June 1, 2012 at $20.71 per Share. By comparison, during the nine months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on April 29, 2011 at $41.87 per Share and reached its low for the period on September 30, 2011 at $26.02 per Share.

The benchmark’s rise of 5.6% for the nine months ended September 30, 2012, as compared to the benchmark’s decline of 13.6% for the nine months ended September 30, 2011, can be attributed to an appreciation of the underlying components of the index during the nine months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net investment income (loss)	$(59,565)	$(121,339)
Management fee	62,966	131,603
Net realized gain (loss)	(234,507)	939,697
Change in net unrealized appreciation/depreciation	975,248	(5,646,187)
Net income (loss)	$681,176	$(4,827,829)

The Fund’s net income increased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to an increase in the Fund’s benchmark index during the nine months ended September 30, 2012.

ProShares UltraShort DJ-UBS Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
NAV beginning of period	$9,107,146	$1,440,073
NAV end of period	$2,881,496	$12,378,058
Percentage change in NAV	(68.4)%	759.5%
Shares outstanding beginning of period	159,997	30,003
Shares outstanding end of period	59,997	209,997
Percentage change in Shares outstanding	(62.5)%	599.9%
Shares created	—	1,780,000
Shares redeemed	100,000	1,600,006
Per Share NAV beginning of period	$56.92	$48.00
Per Share NAV end of period	$48.03	$58.94
Percentage change in per Share NAV	(15.6)%	22.8%
Percentage change in benchmark	5.6%	(13.6)%
Benchmark annualized volatility	14.8%	18.4%

During the nine months ended September 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 159,997 outstanding Shares at December 31, 2011 to 59,997 Shares at September 30, 2012. The decrease in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 30,003 outstanding Shares at December 31, 2010 to 209,997 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index.

For the nine months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.6% for the nine months ended September 30, 2012, as compared to the increase of 22.8% for the nine months ended September 30, 2011, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on June 1, 2012 at $68.06 per Share and reached its low for the period on September 14, 2012 at $46.01 per Share. By comparison, during the nine months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on September 30, 2011 at $58.94 per Share and reached its low for the period on April 29, 2011 at $39.91 per Share.

The benchmark’s rise of 5.6% for the nine months ended September 30, 2012, as compared to the benchmark’s decline of 13.6% for the nine months ended September 30, 2011, can be attributed to an appreciation of the underlying components of the index during the nine months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net investment income (loss)	$(41,159)	$(107,931)
Management fee	43,386	111,453
Net realized gain (loss)	653,203	(3,366,124)
Change in net unrealized appreciation/depreciation	(684,049)	1,168,483
Net income (loss)	$(72,005)	$(2,305,572)

The Fund’s net income increased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to an increase in the Fund’s benchmark index in conjunction with a significant decline in outstanding shares from the nine months ended September 30, 2011 to the nine months ended September 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares UltraShort DJ-UBS Commodity Fund.

ProShares Ultra DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
NAV beginning of period	$251,395,322	$228,133,077
NAV end of period	$381,973,929	$380,889,526
Percentage change in NAV	51.9%	67.0%
Shares outstanding beginning of period	6,149,170	4,562,504
Shares outstanding end of period	12,199,170	13,949,170
Percentage change in Shares outstanding	98.4%	205.7%
Shares created	19,300,000	28,375,000
Shares redeemed	13,250,000	18,988,334
Per Share NAV beginning of period	$40.88	$50.00
Per Share NAV end of period	$31.31	$27.31
Percentage change in per Share NAV	(23.4)%	(45.4)%
Percentage change in benchmark	(9.8)%	(22.3)%
Benchmark annualized volatility	26.0%	34.3%

During the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 6,149,170 outstanding Shares at December 31, 2011 to 12,199,170 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil Sub-Index. By comparison, during nine months ended September 30, 2011, the increase in the Fund’s NAV resulted from an increase from 4,562,504 outstanding Shares at December 31, 2010 to 13,949,170 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil Sub-Index.

For the nine months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 23.4% for the nine months ended September 30, 2012, as compared to the decrease of 45.4% for the nine months ended September 30, 2011, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 19, 2012 at $49.25 per Share and reached its low for the period on June 28, 2012 at $23.36 per Share. By comparison, during the nine months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on April 29, 2011 at $63.90 per Share and reached its low for the period on September 30, 2011 at $27.31 per Share.

The benchmark’s decline of 9.8% for the nine months ended September 30, 2012, as compared to the benchmark’s decline of 22.3% for the nine months ended September 30, 2011, can be attributed to a lesser decrease in the price of WTI Crude Oil during the nine months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net investment income (loss)	$(2,192,481)	$(2,337,960)
Management fee	2,267,600	2,416,617
Brokerage commission	51,677	75,805
Net realized gain (loss)	(3,016,491)	(13,416,979)
Change in net unrealized appreciation/depreciation	(7,228,443)	(74,873,291)
Net income (loss)	$(12,437,415)	$(90,628,230)

The Fund’s net income increased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to a lesser decrease in the price of WTI Crude Oil during the nine months ended September 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra DJ-UBS Crude Oil Fund.

ProShares UltraShort DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
NAV beginning of period	$144,389,893	$132,214,257
NAV end of period	$116,516,762	$72,357,831
Percentage change in NAV	(19.3)%	(45.3)%
Shares outstanding beginning of period	3,719,944	2,600,003
Shares outstanding end of period	2,869,944	1,119,944
Percentage change in Shares outstanding	(22.8)%	(56.9)%
Shares created	5,250,000	8,030,000
Shares redeemed	6,100,000	9,510,059
Per Share NAV beginning of period	$38.82	$50.85
Per Share NAV end of period	$40.60	$64.61
Percentage change in per Share NAV	4.6%	27.1%
Percentage change in benchmark	(9.8)%	(22.3)%
Benchmark annualized volatility	26.0%	34.3%

During the nine months ended September 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 3,719,944 outstanding Shares at December 31, 2011 to 2,869,944 outstanding Shares at September 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil Sub-Index. By comparison, during the nine months ended September 30, 2011, the decrease in the Fund’s NAV resulted from a decrease from 2,600,003 outstanding Shares at December 31, 2010 to 1,119,944 outstanding Shares at September 30, 2011. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil Sub-Index.

For the nine months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.6% for the nine months ended September 30, 2012, as compared to the increase of 27.1% for the nine months ended September 30, 2011, was primarily due to a lesser appreciation in the value of the assets of the Fund during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on June 28, 2012 at $60.49 per Share and reached its low for the period on February 24, 2012 at $31.27 per Share. By comparison, during the nine months ended September 30, 2011, the Fund’s NAV reached its high for the period on August 9, 2011 at $67.93 per Share and reached its low for the period on April 29, 2011 at $36.11 per Share.

The benchmark’s decline of 9.8% for the nine months ended September 30, 2012, as compared to the benchmark’s decline of 22.3% for the nine months ended September 30, 2011, can be attributed to a lesser decrease in the price of WTI Crude Oil during the nine months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net investment income (loss)	$(846,352)	$(908,915)
Management fee	871,751	936,197
Brokerage commission	24,596	40,643
Net realized gain (loss)	26,048,369	58,477,447
Change in net unrealized appreciation/depreciation	4,449,263	18,005,467
Net income (loss)	$29,651,280	$75,573,999

The Fund’s net income decreased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to a lesser decrease in the price of WTI Crude Oil during the nine months ended September 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares UltraShort DJ-UBS Crude Oil Fund.

ProShares Ultra DJ-UBS Natural Gas*

Since the Fund commenced investment operations on October 4, 2011, a comparison of the Fund’s results of operations for the nine months ended September 30, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012
NAV beginning of period	$4,079,349
NAV end of period	$67,505,640
Percentage change in NAV	1,554.8%
Shares outstanding beginning of period	40,002
Shares outstanding end of period	1,319,941
Percentage change in Shares outstanding	3,199.7%
Shares created	2,080,000
Shares redeemed	800,061
Per Share NAV beginning of period	$101.98
Per Share NAV end of period	$51.14
Percentage change in per Share NAV	(49.8)%
Percentage change in benchmark	(21.9)%
Benchmark annualized volatility	49.5%

During the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 40,002 outstanding Shares at December 31, 2011 to 1,319,941 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Natural Gas Sub-indexSM.

For the nine months ended September 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark.

During the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on January 4, 2012 at $109.49 per Share and reached its low for the period on April 19, 2012 at $29.42 per Share.

The benchmark’s decline of 21.9% for the nine months ended September 30, 2012, can be attributed to a decrease in the price of Henry Hub Natural Gas during the nine months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012
Net investment income (loss)	$(396,107)
Management fee	260,956
Brokerage commission	90,703
Offering costs	63,342
Net realized gain (loss)	(5,781,054)
Change in net unrealized appreciation/depreciation	13,596,155
Net income (loss)	$7,418,994

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra DJ-UBS Natural Gas Fund.

ProShares UltraShort DJ-UBS Natural Gas*

Since the Fund commenced investment operations on October 4, 2011, a comparison of the Fund’s results of operations for the nine months ended September 30, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012
NAV beginning of period	$7,142,310
NAV end of period	$13,282,921
Percentage change in NAV	86.0%
Shares outstanding beginning of period	300,030
Shares outstanding end of period	600,030
Percentage change in Shares outstanding	100.0%
Shares created	850,000
Shares redeemed	550,000
Per Share NAV beginning of period	$23.81
Per Share NAV end of period	$22.14
Percentage change in per Share NAV	(7.0)%
Percentage change in benchmark	(21.9)%
Benchmark annualized volatility	49.5%

During the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 300,030 outstanding Shares at December 31, 2011 to 600,030 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Natural Gas Sub-indexSM.

For the nine months ended September 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark.

During the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period April 19, 2012 at $61.42 per Share and reached its low for the period on July 30, 2012 at $22.02 per Share.

The benchmark’s decline of 21.9% for the nine months ended September 30, 2012, can be attributed to a decrease in the price of Henry Hub Natural Gas during the nine months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012
Net investment income (loss)	$(150,656)
Management fee	39,735
Brokerage commission	52,462
Offering costs	63,342
Net realized gain (loss)	1,537,175
Change in net unrealized appreciation/depreciation	(4,182,367)
Net income (loss)	$(2,795,848)

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort DJ-UBS Natural Gas Fund.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
NAV beginning of period	$326,399,360	$259,562,075
NAV end of period	$388,689,908	$374,010,221
Percentage change in NAV	19.1%	44.1%
Shares outstanding beginning of period	4,300,014	3,750,014
Shares outstanding end of period	4,000,014	4,300,014
Percentage change in Shares outstanding	(7.0)%	14.7%
Shares created	500,000	1,250,000
Shares redeemed	800,000	700,000
Per Share NAV beginning of period	$75.91	$69.22
Per Share NAV end of period	$97.17	$86.98
Percentage change in per Share NAV	28.0%	25.7%
Percentage change in benchmark	16.0%	15.3%
Benchmark annualized volatility	18.1%	20.5%

During the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 4,300,014 outstanding Shares at December 31, 2011 to 4,000,014 outstanding Shares at September 30, 2012. By comparison, during the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV also resulted from an increase from 3,750,014 outstanding Shares at December 31, 2010 to 4,300,014 outstanding Shares at September 30, 2011.

For the nine months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 28.0% for the nine months ended September 30, 2012, as compared to the increase of 25.7% for the nine months ended September 30, 2011, was primarily due to a greater appreciation in the value of the assets of the Fund during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on February 28, 2012 at $101.40 per Share and reached its low for the period on May 30, 2012 at $74.51 per Share. By comparison, during the nine months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on September 6, 2011 at $120.56 per Share and reached its low for the period on January 28, 2011 at $60.68 per Share.

The benchmark’s rise of 16.0% for the nine months ended September 30, 2012, as compared to the benchmark’s rise of 15.3% for the nine months ended September 30, 2011, can be attributed to a greater increase in the price of spot gold in U.S. Dollar terms during the nine months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net investment income (loss)	$(2,395,141)	$(2,031,008)
Management fee	2,546,445	2,166,956
Brokerage commission	33	2,830
Net realized gain (loss)	(27,070,473)	55,429,164
Change in net unrealized appreciation/depreciation	111,573,251	(623,541)
Net income (loss)	$82,107,637	$52,774,615

The Fund’s net income increased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to a greater increase in the price of spot gold in U.S. Dollar terms during the nine months ended September 30, 2012.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
NAV beginning of period	$198,298,571	$77,732,507
NAV end of period	$92,790,217	$178,039,495
Percentage change in NAV	(53.2)%	129.0%
Shares outstanding beginning of period	2,397,475	684,975
Shares outstanding end of period	1,647,475	2,309,975
Percentage change in Shares outstanding	(31.3)%	237.2%
Shares created	—	2,225,000
Shares redeemed	750,000	600,000
Per Share NAV beginning of period	$82.71	$113.48
Per Share NAV end of period	$56.32	$77.07
Percentage change in per Share NAV	(31.9)%	(32.1)%
Percentage change in benchmark	16.0%	15.3%
Benchmark annualized volatility	18.1%	20.5%

During the nine months ended September 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,397,475 outstanding Shares at December 31, 2011 to 1,647,475 outstanding Shares at September 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. By comparison, during the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted from an increase from 684,975 outstanding Shares at December 31, 2010 to 2,309,975 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the nine months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 31.9% for the nine months ended September 30, 2012, as compared to the decrease of 32.1% for the nine months ended September 30, 2011, was primarily due to depreciation in the value of the assets of the Fund in conjunction with significant fluctuations in outstanding shares during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on May 30, 2012 at $77.48 per Share and reached its low for the period on September 21, 2012 at $55.89 per Share. By comparison, during the nine months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on January 28, 2011 at $128.39 per Share and reached its low for the period on September 6, 2011 at $58.07 per Share.

The benchmark’s rise of 16.0% for the nine months ended September 30, 2012, as compared to the benchmark’s rise of 15.3% for the nine months ended September 30, 2011, can be attributed to a greater increase in the price of spot gold in U.S. Dollar terms during the nine months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net investment income (loss)	$(902,170)	$(682,151)
Management fee	954,699	729,868
Brokerage commission	33	2,466
Net realized gain (loss)	(9,276,818)	(16,106,587)
Change in net unrealized appreciation/depreciation	(42,564,515)	(4,468,775)
Net income (loss)	$(52,743,503)	$(21,257,513)

The Fund’s net income decreased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to a greater increase in the price of spot gold in U.S. Dollar terms during the nine months ended September 30, 2012.

*	See Note 10 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares UltraShort Gold Fund.

ProShares Ultra Silver*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
NAV beginning of period	$606,824,420	$547,003,919
NAV end of period	$978,987,907	$705,943,332
Percentage change in NAV	61.3%	29.1%
Shares outstanding beginning of period	14,050,028	7,000,028
Shares outstanding end of period	16,650,028	12,900,028
Percentage change in Shares outstanding	18.5%	84.3%
Shares created	6,800,000	12,200,000
Shares redeemed	4,200,000	6,300,000
Per Share NAV beginning of period	$43.19	$78.14
Per Share NAV end of period	$58.80	$54.72
Percentage change in per Share NAV	36.1%	(30.0)%
Percentage change in benchmark	23.0%	(0.6)%
Benchmark annualized volatility	31.0%	63.8%

During the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 14,050,028 outstanding Shares at December 31, 2011 to 16,650,028 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted from an increase from 7,000,028 outstanding Shares at December 31, 2010 to 12,900,028 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the nine months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 36.1% for the nine months ended September 30, 2012, as compared to the decrease of 30.0% for the nine months ended September 30, 2011, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on February 29, 2012 at $73.52 per Share and reached its low for the period on July 12, 2012 at $35.76 per Share. By comparison, during the nine months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on April 28, 2011 at $184.61 per Share and reached its low for the period on September 26, 2011 at $48.48 per Share.

The benchmark’s rise of 23.0% for the nine months ended September 30, 2012, as compared to the benchmark’s decline of 0.6% for the nine months ended September 30, 2011, can be attributed to an increase in the price of spot silver in U.S. Dollar terms during the nine months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net investment income (loss)	$(5,103,531)	$(6,124,890)
Management fee	5,416,759	6,530,746
Brokerage commission	38	7,354
Net realized gain (loss)	(51,740,204)	(283,259,673)
Change in net unrealized appreciation/depreciation	269,727,476	4,445,205
Net income (loss)	$212,883,741	$(284,939,358)

The Fund’s net income increased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to an increase in the price of spot silver in U.S. Dollar terms during the nine months ended September 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Ultra Silver Fund.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
NAV beginning of period	$246,813,921	$99,032,781
NAV end of period	$125,947,671	$533,394,247
Percentage change in NAV	(49.0)%	438.6%
Shares outstanding beginning of period	3,218,874	496,496
Shares outstanding end of period	3,158,489	6,538,874
Percentage change in Shares outstanding	(1.9)%	1,217.0%
Shares created	5,660,000	12,577,500
Shares redeemed	5,720,385	6,535,122
Per Share NAV beginning of period	$76.68	$199.46
Per Share NAV end of period	$39.88	$81.57
Percentage change in per Share NAV	(48.0)%	(59.1)%
Percentage change in benchmark	23.0%	(0.6)%
Benchmark annualized volatility	31.0%	63.8%

During the nine months ended September 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 3,218,874 outstanding Shares at December 31, 2011 to 3,158,489 outstanding Shares at September 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted from an increase from 496,496 outstanding Shares at December 31, 2010 to 6,538,874 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the nine months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 48.0% for the nine months ended September 30, 2012, as compared to the decrease of 59.1% for the nine months ended September 30, 2011 was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on January 3, 2012 at $73.38 per Share and reached its low for the period on September 28, 2012 at $39.88 per Share. By comparison, during the nine months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on January 25, 2011 at $255.54 per Share and reached its low for the period on August 22, 2011 at $54.63 per Share.

The benchmark’s rise of 23.0% for the nine months ended September 30, 2012, as compared to the benchmark’s decline of 0.6% for the nine months ended September 30, 2011, can be attributed to an increase in the price of spot silver in U.S. Dollar terms during the nine months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net investment income (loss)	$(1,149,341)	$(2,674,603)
Management fee	1,219,073	2,812,042
Brokerage commission	33	3,718
Net realized gain (loss)	(27,207,003)	132,218,978
Change in net unrealized appreciation/depreciation	(57,610,147)	(190,241,523)
Net income (loss)	$(85,966,491)	$(60,697,148)

The Fund’s net income decreased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to an increase in the price of spot silver in U.S. Dollar terms during the nine months ended September 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares UltraShort Silver Fund.

ProShares Ultra Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, a comparison of the Fund’s results of operations for the nine months ended September 30, 2011 has not been provided. In addition, since the Fund commenced investment operations on July 17, 2012, the Fund’s results of operations for the period ended September 30, 2012 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund from commencement of operations to September 30, 2012:

Period Ended September 30, 2012
NAV beginning of period	$200
NAV end of period	$4,089,373
Percentage change in NAV	2,044,586.5%
Shares outstanding beginning of period	5
Shares outstanding end of period	100,005
Percentage change in Shares outstanding	2,000,000.0%
Shares created	100,000
Shares redeemed	—
Per Share NAV beginning of period	$40.00
Per Share NAV end of period	$40.89
Percentage change in per Share NAV	2.2%
Percentage change in benchmark	0.6%
Benchmark annualized volatility	8.6%

During the period ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at December 31, 2011 to 100,005 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar.

For the period ended September 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark.

During the period ended September 30, 2012, the Fund’s per Share NAV reached its high for the period September 14, 2012 at $42.25 per Share and reached its low for the period on September 5, 2012 at $39.29 per Share.

The benchmark’s rise of 0.6% for the period ended September 30, 2012, can be attributed to an increase in the value of the Australian Dollar versus the U.S. Dollar during the period ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund from commencement of operations to September 30, 2012:

Period Ended September 30, 2012
Net investment income (loss)	$(7,953)
Brokerage commission	556
Offering costs	8,537
Limitation by Sponsor	(522)
Net realized gain (loss)	99,029
Change in net unrealized appreciation/depreciation	(1,903)
Net income (loss)	$89,173

ProShares UltraShort Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, a comparison of the Fund’s results of operations for the nine months ended September 30, 2011 has not been provided. In addition, since the Fund commenced investment operations on July 17, 2012, the Fund’s results of operations for the period ended September 30, 2012 may not be meaningful.

The following table provides summary performance information for the Fund from commencement of operations to September 30, 2012:

Period Ended September 30, 2012
NAV beginning of period	$200
NAV end of period	$3,870,326
Percentage change in NAV	1,935,063.0%
Shares outstanding beginning of period	5
Shares outstanding end of period	100,005
Percentage change in Shares outstanding	2,000,000.0%
Shares created	100,000
Shares redeemed	—
Per Share NAV beginning of period	$40.00
Per Share NAV end of period	$38.70
Percentage change in per Share NAV	(3.2)%
Percentage change in benchmark	0.6%
Benchmark annualized volatility	8.6%

During the period ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at December 31, 2011 to 100,005 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar.

For the period ended September 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark.

During the period ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on September 5, 2012 at $40.44 per Share and reached its low for the period on September 14, 2012 at $37.52 per Share.

The benchmark’s rise of 0.6% for the period ended September 30, 2012, can be attributed to an increase in the value of the Australian Dollar versus the U.S. Dollar during the period ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund from commencement of operations to September 30, 2012:

Nine Months Ended September 30, 2012
Net investment income (loss)	$(7,544)
Brokerage commission	605
Offering costs	8,537
Limitation by Sponsor	(1,012)
Net realized gain (loss)	(123,487)
Change in net unrealized appreciation/depreciation	1,157
Net income (loss)	$(129,874)

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
NAV beginning of period	$9,554,748	$7,729,684
NAV end of period	$5,802,471	$7,715,933
Percentage change in NAV	(39.3)%	(0.2)%
Shares outstanding beginning of period	400,014	300,014
Shares outstanding end of period	250,014	300,014
Percentage change in Shares outstanding	(37.5)%	0.0%
Shares created	50,000	—
Shares redeemed	200,000	—
Per Share NAV beginning of period	$23.89	$25.76
Per Share NAV end of period	$23.21	$25.72
Percentage change in per Share NAV	(2.8)%	(0.2)%
Percentage change in benchmark	(0.7)%	0.2%
Benchmark annualized volatility	8.9%	11.2%

During the nine months ended September 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 400,014 outstanding Shares at December 31, 2011 to 250,014 outstanding Shares at September 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the nine months ended September 30, 2011, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2010 to September 30, 2011.

For the nine months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 2.8% for the nine months ended September 30, 2012, as compared to the decrease of 0.2% for the nine months ended September 30, 2011 was primarily due to a greater decrease in the value of the assets held by the Fund during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on February 24, 2012 at $25.78 per Share and reached its low for the period on July 24, 2012 at $20.56 per Share. By comparison, during the nine months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on May 3, 2011 at $31.63 per Share and reached its low for the period on January 7, 2011 at $24.01 per Share.

The benchmark’s decline of 0.7% for the nine months ended September 30, 2012, as compared to the benchmark’s rise of 0.2% for the nine months ended September 30, 2011, can be attributed to a decrease in the value of the Euro versus the U.S. Dollar during the nine months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net investment income (loss)	$(49,451)	$(56,375)
Management fee	52,001	60,728
Net realized gain (loss)	(811,656)	1,603,907
Change in net unrealized appreciation/depreciation	741,030	(1,561,283)
Net income (loss)	$(120,077)	$(13,751)

The Fund’s net income decreased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to a decline in the value of the Euro versus the U.S. Dollar during the nine months ended September 30, 2012.

ProShares Short Euro

Since the Fund commenced investment operations on June 26, 2012, a comparison of the Fund’s results of operations for the nine months ended September 30, 2011 has not been provided. In addition, since the Fund commenced investment operations on June 26, 2012, the Fund’s results of operations for the period ended September 30, 2012 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund from commencement of operations to September 30, 2012:

Period Ended September 30, 2012
NAV beginning of period	$200
NAV end of period	$3,872,555
Percentage change in NAV	1,936,177.5%
Shares outstanding beginning of period	5
Shares outstanding end of period	100,005
Percentage change in Shares outstanding	2,000,000.0%
Shares created	100,000
Shares redeemed	—
Per Share NAV beginning of period	$40.00
Per Share NAV end of period	$38.72
Percentage change in per Share NAV	(3.2)%
Percentage change in benchmark	2.9%
Benchmark annualized volatility	9.4%

During the period ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at June 26, 2012 to 100,005 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the period ended September 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark.

During the period ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 24, 2012 at $41.33 per Share and reached its low for the period on September 14, 2012 at $37.95 per Share.

The benchmark’s rise of 2.9% for the period ended September 30, 2012, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the period ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund from commencement of operations to September 30, 2012:

Period Ended September 30, 2012
Net investment income (loss)	$(9,488)
Brokerage commissions	197
Offering costs	10,896
Limitation by Sponsor	(964)
Net realized gain (loss)	(104,556)
Change in net unrealized appreciation/depreciation	(13,601)
Net income (loss)	$(127,645)

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
NAV beginning of period	$1,100,159,546	$444,412,995
NAV end of period	$770,862,313	$936,941,013
Percentage change in NAV	(29.9)%	110.8%
Shares outstanding beginning of period	54,100,014	21,900,014
Shares outstanding end of period	38,300,014	48,600,014
Percentage change in Shares outstanding	(29.2)%	121.9%
Shares created	12,100,000	37,600,000
Shares redeemed	27,900,000	10,900,000
Per Share NAV beginning of period	$20.34	$20.29
Per Share NAV end of period	$20.13	$19.28
Percentage change in per Share NAV	(1.0)%	(5.0)%
Percentage change in benchmark	(0.7)%	0.2%
Benchmark annualized volatility	8.9%	11.2%

During the nine months ended September 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 54,100,014 outstanding Shares at December 31, 2011 to 38,300,014 outstanding Shares at September 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted from an increase from 21,900,014 outstanding Shares at December 31, 2010 to 48,600,014 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the nine months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.0% for the nine months ended September 30, 2012, as compared to the per Share NAV decrease of 5.0% for the nine months ended September 30, 2011 was primarily due to a relatively lesser depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 24, 2012 at $22.94 per Share and reached its low for the period on February 24, 2012 at $18.67 per Share. By comparison, during the six September 30, 2011, the Fund’s per Share NAV reached its high for the period on January 7, 2011 at $21.74 per Share and reached its low for the period on May 3, 2011 at $16.22 per Share.

The benchmark’s decline of 0.7% for the nine months ended September 30, 2012, as compared to the benchmark’s rise of 0.2% for the nine months ended September 30, 2011, can be attributed to a decline in the value of the Euro versus the U.S. Dollar during the nine months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net investment income (loss)	$(5,986,513)	$(3,593,051)
Management fee	6,345,979	3,848,679
Net realized gain (loss)	106,380,408	(112,480,023)
Change in net unrealized appreciation/depreciation	(102,555,076)	132,937,415
Net income (loss)	$(2,161,181)	$16,864,341

The Fund’s net income decreased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to a decline in the value of the Euro versus the U.S. Dollar during the nine months ended September 30, 2012.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
NAV beginning of period	$5,471,075	$5,024,240
NAV end of period	$5,249,866	$5,485,629
Percentage change in NAV	(4.0)%	9.2%
Shares outstanding beginning of period	150,014	150,014
Shares outstanding end of period	150,014	150,014
Percentage change in Shares outstanding	0.0%	0.0%

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Shares created	—	50,000
Shares redeemed	—	50,000
Per Share NAV beginning of period	$36.47	$33.49
Per Share NAV end of period	$35.00	$36.57
Percentage change in per Share NAV	(4.0)%	9.2%
Percentage change in benchmark	(1.4)%	5.3%
Benchmark annualized volatility	7.8%	9.0%

During the nine months ended September 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2011 to September 30, 2012. By comparison, during the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2010 to September 30, 2011.

For the nine months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.0% for the nine months ended September 30, 2012, as compared to the increase of 9.2% for the nine months ended September 30, 2011, was primarily due to a depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on February 2, 2012 at $37.15 per Share and reached its low for the period on March 14, 2012 at $30.68 per Share. By comparison, during the nine months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on September 22, 2011 at $37.40 per Share and reached its low for the period on April 6, 2011 at $30.09 per Share.

The benchmark’s decline of 1.4% for the nine months ended September 30, 2012, as compared to the benchmark’s rise of 5.3% for the nine months ended September 30, 2011, can be attributed to a decline in the value of the Japanese Yen versus the U.S. Dollar during the nine months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net investment income (loss)	$(34,134)	$(26,698)
Management fee	36,387	28,409
Net realized gain (loss)	(131,031)	722,576
Change in net unrealized appreciation/depreciation	(56,044)	(337,047)
Net income (loss)	$(221,209)	$358,831

The Fund’s net income decreased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to a decrease in the value of the Japanese Yen versus the U.S. Dollar during the nine months ended September 30, 2012.

ProShares UltraShort Yen*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
NAV beginning of period	$221,131,994	$207,685,813
NAV end of period	$249,828,407	$271,440,942
Percentage change in NAV	13.0%	30.7%
Shares outstanding beginning of period	5,399,294	4,416,671
Shares outstanding end of period	6,049,294	6,566,671
Percentage change in Shares outstanding	12.0%	48.7%
Shares created	3,750,000	6,533,333
Shares redeemed	3,100,000	4,383,333
Per Share NAV beginning of period	$40.96	$47.02
Per Share NAV end of period	$41.30	$41.34
Percentage change in per Share NAV	0.8%	(12.1)%
Percentage change in benchmark	(1.4)%	5.3%
Benchmark annualized volatility	7.8%	9.0%

During the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 5,399,294 outstanding Shares at December 31, 2011 to 6,049,294 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted from an increase from 4,416,671 outstanding Shares at December 31, 2010 to 6,566,671 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the nine months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.8% for the nine months ended September 30, 2012, as compared to the decrease of 12.1% for the nine months ended September 30, 2011 was primarily due to an appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on March 14, 2012 at $48.20 per Share and reached its low for the period on February 2, 2012 at $40.08 per Share. By comparison, during the nine months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on April 6, 2011 at $51.44 per Share and reached its low for the period on September 22, 2011 at $40.45 per Share.

The benchmark’s decline of 1.4% for the nine months ended September 30, 2012, as compared to the benchmark’s rise of 5.3% for the nine months ended September 30, 2011, can be attributed to a decline in the value of the Japanese Yen versus the U.S. Dollar during the nine months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net investment income (loss)	$(1,594,712)	$(2,077,237)
Management fee	1,699,389	2,253,245
Net realized gain (loss)	5,697,040	(55,830,491)
Change in net unrealized appreciation/depreciation	1,730,121	18,301,702
Net income (loss)	$5,832,449	$(39,606,026)

The Fund’s net income increased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to a decrease in the value of the Japanese Yen versus the U.S. Dollar during the nine months ended September 30, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares UltraShort Yen Fund.

ProShares Ultra VIX Short-Term Futures ETF*

Since the Fund commenced investment operations on October 3, 2011, a comparison of the Fund’s results of operations for the nine months ended September 30, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012
NAV beginning of period	$9,881,113
NAV end of period	$193,256,492
Percentage change in NAV	1,855.8%
Shares outstanding beginning of period	13,334
Shares outstanding end of period	6,359,151
Percentage change in Shares outstanding	47,591.2%
Shares created	11,837,500
Shares redeemed	5,491,683
Per Share NAV beginning of period	$741.05
Per Share NAV end of period	$30.39
Percentage change in per Share NAV	(95.9)%
Percentage change in benchmark	(75.0)%
Benchmark annualized volatility	72.7%

During the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 13,334 outstanding Shares at December 31, 2011 to 6,359,151 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark.

During the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on January 3, 2012 at $649.02 per Share and reached its low for the period on September 24, 2012 at $28.85 per Share.

The benchmark’s decline of 75.0% for the nine months ended September 30, 2012, can be attributed to decreasing prices of the near-term futures contracts on the VIX futures curve.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012
Net investment income (loss)	$(2,320,003)
Management fee	1,216,603
Brokerage commission	1,074,133
Offering costs	69,341
Net realized gain (loss)	(477,910,745)
Change in net unrealized appreciation/depreciation	(19,834,311)
Net income (loss)	$(500,065,059)

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
NAV beginning of period	$30,549,903	$400
NAV end of period	$165,803,550	$28,897,739
Percentage change in NAV	442.7%	7,224,334.8%
Shares outstanding beginning of period	400,005	5
Shares outstanding end of period	8,725,005	250,005
Percentage change in Shares outstanding	2,081.2%	5,000,000.0%
Shares created	20,725,000	4,375,000
Shares redeemed	12,400,000	4,125,000
Per Share NAV beginning of period	$76.37	$80.00
Per Share NAV end of period	$19.00	$115.59
Percentage change in per Share NAV	(75.1)%	44.5%
Percentage change in benchmark	(75.0)%	47.1%
Benchmark annualized volatility	72.7%	72.6%

During the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 400,005 outstanding Shares at December 31, 2011 to 8,725,005 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 5 outstanding Shares at December 31, 2010 to 250,005 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 75.1% for the nine months ended September 30, 2012, as compared to the increase of 44.5% for the nine months ended September 30, 2011, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on January 3, 2012 at $71.63 per Share and reached its low for the period on September 24, 2012 at $18.38 per Share. By comparison, during the nine months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on September 30, 2011 at $115.59 per Share and reached its low for the period on July 7, 2011 at $43.15 per Share.

The benchmark’s decline of 75.0% for the nine months ended September 30, 2012, as compared to the benchmark’s rise of 47.1% for the nine months ended September 30, 2011, can be attributed to a decline in prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net investment income (loss)	$(741,943)	$(198,888)
Management fee	788,072	62,960
Offering costs	1,090	147,749
Net realized gain (loss)	(137,705,361)	11,559,160
Change in net unrealized appreciation/depreciation	(3,292,785)	3,539,675
Net income (loss)	$(141,740,089)	$14,899,947

The Fund’s net income decreased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the decrease in the Fund’s benchmark during the nine months ended September 30, 2012.

ProShares Short VIX Short-Term Futures ETF*

Since the Fund commenced investment operations on October 3, 2011, a comparison of the Fund’s results of operations for the nine months ended September 30, 2011 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012
NAV beginning of period	$7,760,424
NAV end of period	$54,441,724
Percentage change in NAV	601.5%
Shares outstanding beginning of period	300,020
Shares outstanding end of period	800,020
Percentage change in Shares outstanding	166.7%
Shares created	9,100,000
Shares redeemed	8,600,000
Per Share NAV beginning of period	$25.87
Per Share NAV end of period	$68.05
Percentage change in per Share NAV	163.1%
Percentage change in benchmark	(75.0)%
Benchmark annualized volatility	72.7%

During the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 300,020 outstanding Shares at December 31, 2011 to 800,020 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark.

During the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on September 24, 2012 at $71.25 per Share and reached its low for the period on January 3, 2012 at $27.48 per Share.

The benchmark’s decline of 75.0% for the nine months ended September 30, 2012, can be attributed to declining prices of the near-term futures contracts on the VIX Futures curve.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012
Net investment income (loss)	$(273,418)
Management fee	73,103
Brokerage commission	139,690
Offering costs	69,342
Net realized gain (loss)	14,347,729
Change in net unrealized appreciation/depreciation	439,952
Net income (loss)	$14,514,263

*	See Note 10 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report of Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
NAV beginning of period	$90,821,428	$400
NAV end of period	$100,655,318	$13,436,216
Percentage change in NAV	10.8%	3,358,954.0%
Shares outstanding beginning of period	1,225,005	5
Shares outstanding end of period	2,425,005	150,005
Percentage change in Shares outstanding	98.0%	3,000,000.0%
Shares created	1,900,000	525,000
Shares redeemed	700,000	375,000
Per Share NAV beginning of period	$74.14	$80.00
Per Share NAV end of period	$41.51	$89.57
Percentage change in per Share NAV	(44.0)%	12.0%
Percentage change in benchmark	(43.8)%	12.9%
Benchmark annualized volatility	32.3%	36.2%

During the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 1,225,005 outstanding Shares at December 31, 2011 to 2,425,005 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the nine months ended September 30, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 5 outstanding Shares at December 31, 2010 to 150,005 outstanding Shares at September 30, 2011. The increase in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the nine months ended September 30, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 44.0% for the nine months ended September 30, 2012, as compared to the increase of 12.0% for the nine months ended September 30, 2011, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on January 3, 2012 at $71.93 per Share and reached its low for the period on September 27, 2012 at $41.30 per Share. By comparison, during the nine months ended September 30, 2011, the Fund’s per Share NAV reached its high for the period on September 30, 2011 at $89.57 per Share and reached its low for the period on July 7, 2011 at $57.37 per Share.

The benchmark’s decline of 43.8% for the nine months ended September 30, 2012, as compared to the benchmark’s rise of 12.9% for the nine months ended September 30, 2011, can be attributed to a decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the nine months ended September 30, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net investment income (loss)	$(603,705)	$(58,166)
Management fee	634,119	—
Offering costs	682	92,343
Limitation by Sponsor	—	(30,593)
Net realized gain (loss)	(45,671,021)	503,767
Change in net unrealized appreciation/depreciation	(7,604,889)	1,829,093
Net income (loss)	$(53,879,615)	$2,274,694

The Fund’s net income decreased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to a decline in the Fund’s benchmark during the nine months ended September 30, 2012.

Off-Balance Sheet Arrangements and Contractual Obligations

As of November 9, 2012, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

The Funds could lose money if the issuer of a debt security is unable to meet its financial obligations or goes bankrupt. The Funds could also lose money if the issuer of a debt security in which it has a short position is upgraded or generally improves its standing. Changes in an issuer’s financial strength or in an issuer’s or debt security’s credit rating also may affect a security’s value and thus have an impact on a Fund’s performance. Credit risk usually applies to most debt securities.

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

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund, the Geared VIX Funds and the Matching VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, Short Euro Fund’s, Geared VIX Funds’ and Matching VIX Funds’ final creation/redemption NAV for the three and nine months ended September 30, 2012.

Short-term investments are valued at market price. Treasury securities having a maturity of greater than sixty days are valued at market price.

Derivatives (e.g., futures, swaps and forward agreements) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold, Silver, Australian Dollar and Short Euro Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold, Silver, Australian Dollar and Short Euro Funds are valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. For financial reporting purposes, all futures contracts are valued at last settled price. If there was no sale on that day, and for non-exchange-traded derivatives, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. When market closing prices are not available, the Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards.

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

Since the ProShares Ultra DJ-UBS Natural Gas Fund, ProShares UltraShort DJ-UBS Natural Gas Fund, ProShares Short Euro, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF were not conducting operations as of September 30, 2011, comparisons of the positions in certain Financial Instruments for those funds as of September 30, 2011 have not been provided. As of September 30, 2012, each of the Managed Futures Funds had not commenced investment operations; therefore, these quantitative and qualitative disclosures about market risk do not include comparisons of positions in certain Financial Instruments for the Managed Futures Funds.

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of September 30, 2012 and, as applicable, September 30, 2011, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra DJ-UBS Commodity:

As of September 30, 2012 and 2011, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s swap positions as of September 30, 2012 and 2011, which were sensitive to commodity price risk.

Swap Agreements as of September 30, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
DJ-UBS Commodity Index	Goldman Sachs International	Long	$148.5061	$11,686,812
DJ-UBS Commodity Index	UBS AG	Long	148.5061	5,108,198

Swap Agreements as of September 30, 2011

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
DJ-UBS Commodity Index	Goldman Sachs International	Long	$140.1750	$6,650,383
DJ-UBS Commodity Index	UBS AG	Long	140.1750	16,811,409

The September 30, 2012 and 2011 swap notional amounts are calculated by multiplying units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2012 (“the Form 10-K”), for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Commodity:

As of September 30, 2012 and 2011, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s short swap positions as of September 30, 2012 and 2011, which were sensitive to commodity price risk.

Swap Agreements as of September 30, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
DJ-UBS Commodity Index	Goldman Sachs International	Short	$148.5061	$(4,448,127)
DJ-UBS Commodity Index	UBS AG	Short	148.5061	(1,319,410)

Swap Agreements as of September 30, 2011

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
DJ-UBS Commodity Index	Goldman Sachs International	Short	$140.1750	$(4,499,693)
DJ-UBS Commodity Index	UBS AG	Short	140.1750	(20,136,530)

The September 30, 2012 and 2011 short swap notional amounts are calculated by multiplying units times the closing level of the Index. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amounts, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Crude Oil:

As of September 30, 2012 and 2011, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS WTI Crude Oil Sub-Index. The following tables provide information about the Fund’s positions in these Financial Instruments as September 30, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil Future	Long	November 2012	3,087	$92.19	1,000	$284,590,530

Swap Agreements as of September 30, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
DJ-UBS WTI Crude Oil Subindex	Goldman Sachs International	Long	$233.9973	$184,858,973
DJ-UBS WTI Crude Oil Subindex	Societe Generale S.A	Long	233.9973	148,481,998
DJ-UBS WTI Crude Oil Subindex	UBS AG	Long	233.9973	146,064,844

Futures Positions as of September 30, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil Future	Long	November 2011	3,935	$79.20	1,000	$311,652,000

Swap Agreements as of September 30, 2011

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
DJ-UBS WTI Crude Oil Subindex	Goldman Sachs International	Long	$209.3412	$188,482,103
DJ-UBS WTI Crude Oil Subindex	UBS AG	Long	209.3412	261,660,350

The September 30, 2012 and 2011 futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2012 and 2011 swap notional amounts are calculated by multiplying the number of units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Crude Oil:

As of September 30, 2012 and 2011, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS WTI Crude Oil Sub-Index. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil Future	Short	November 2012	899	$92.19	1,000	$(82,878,810)

Swap Agreements as of September 30, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
DJ-UBS WTI Crude Oil Subindex	Goldman Sachs International	Short	$233.9973	$(60,694,381)
DJ-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Short	233.9973	(54,129,361)
DJ-UBS WTI Crude Oil Subindex	UBS AG	Short	233.9973	(35,377,663)

Futures Positions as of September 30, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil Future	Short	November 2011	667	$79.20	1,000	$(52,826,400)

Swap Agreements as of September 30, 2011

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
DJ-UBS WTI Crude Oil Subindex	Goldman Sachs International	Short	$209.3412	$(35,501,505)
DJ-UBS WTI Crude Oil Subindex	UBS AG	Short	209.3412	(56,394,476)

The September 30, 2012 and 2011 short futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2012 and 2011 short swap notional amounts are calculated by multiplying the number of units times the closing level of the Index. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Natural Gas:

As of September 30, 2012, the ProShares DJ-UBS Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2012, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas Future	Long	November 2012	4,067	$3.32	10,000	$135,024,400

The September 30, 2012 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort DJ-UBS Natural Gas:

As of September 30, 2012, the ProShares UltraShort DJ-UBS Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2012, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas Future	Short	November 2012	800	$3.32	10,000	$(26,560,000)

The September 30, 2012 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Gold:

As of September 30, 2012 and 2011, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold 100 OZ Future	Long	December 2012	2	$1,773.90	100	$354,780

Forward Agreements as of September 30, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
London Gold PM Fixing Forward	Deutsche Bank AG London	Long	$1,776.20	$130,552,170
London Gold PM Fixing Forward	Goldman Sachs International	Long	1,776.20	210,162,350
London Gold PM Fixing Forward	Societe Generale S.A.	Long	1,776.20	211,014,936
London Gold PM Fixing Forward	UBS AG	Long	1,776.20	225,224,696

Futures Positions as of September 30, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold 100 OZ Future	Long	December 2011	25	$1,622.30	100	$4,055,750

Forward Agreements as of September 30, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
London Gold PM Fixing Forward	Goldman Sachs International	Long	$1,620.23	$183,928,510
London Gold PM Fixing Forward	UBS AG	Long	1,620.23	560,113,511

The September 30, 2012 and 2011 futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2012 and 2011 forward notional amounts equal units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Gold:

As of September 30, 2012 and 2011, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold 100 OZ Future	Short	December 2012	2	$1,773.90	100	$(354,780)

Forward Agreements as of September 30, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
London Gold PM Fixing Forward	Deutsche Bank AG London	Short	$1,776.20	$(119,717,228)
London Gold PM Fixing Forward	Goldman Sachs International	Short	1,776.20	(24,153,040)
London Gold PM Fixing Forward	Societe Generale S.A.	Short	1,776.20	(26,110,434)
London Gold PM Fixing Forward	UBS AG	Short	1,776.20	(15,186,681)

Futures Positions as of September 30, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold 100 OZ Future	Short	December 2011	12	$1,622.30	100	$(1,946,760)

Forward Agreements as of September 30, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
London Gold PM Fixing Forward	Goldman Sachs International	Short	$1,620.23	$(85,058,835)
London Gold PM Fixing Forward	UBS AG	Short	1,620.23	(269,120,203)

The September 30, 2012 and 2011 short futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2012 and 2011 short forward notional amounts equal units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of September 30, 2012 and 2011, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Future	Long	December 2012	2	$34.577	5,000	$345,770

Forward Agreements as of September 30, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
London Silver PM Fixing Forward	Deutsche Bank AG London	Long	$34.6566	$118,179,006
London Silver PM Fixing Forward	Goldman Sachs International	Long	34.6566	662,661,917
London Silver PM Fixing Forward	Societe Generale S.A.	Long	34.6566	746,745,760
London Silver PM Fixing Forward	UBS AG	Long	34.6566	430,088,406

Futures Positions as of September 30, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Future	Long	December 2011	74	$30.083	5,000	$11,130,710

Forward Agreements as of September 30, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
London Silver PM Fixing Forward	Goldman Sachs International	Long	$30.4532	$367,899,019
London Silver PM Fixing Forward	UBS AG	Long	30.4532	1,033,094,357

The September 30, 2012 and 2011 futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2012 and 2011 forward notional amounts equal units multiplied by the forward price. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of September 30, 2012 and 2011, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Future	Short	December 2012	2	$34.577	5,000	$(345,770)

Forward Agreements as of September 30, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
London Silver PM Fixing Forward	Deutsche Bank AG London	Short	$34.6566	$(95,201,680)
London Silver PM Fixing Forward	Goldman Sachs International	Short	34.6566	(46,318,546)
London Silver PM Fixing Forward	Societe Generale S.A.	Short	34.6566	(59,540,039)
London Silver PM Fixing Forward	UBS AG	Short	34.6566	(50,494,666)

Futures Positions as of September 30, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Future	Short	December 2011	30	$30.083	5,000	$(4,512,450)

Forward Agreements as of September 30, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
London Silver PM Fixing Forward	Goldman Sachs International	Short	$30.4532	$(231,520,453)
London Silver PM Fixing Forward	UBS AG	Short	30.4532	(830,550,124)

The September 30, 2012 and 2011 short futures notional amounts are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2012 and 2011 short forward notional amounts equal units multiplied by the forward price. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of September 30, 2012 and, as applicable, September 30, 2011, each of the Currency Fund’s positions were as follows:

ProShares Ultra Australian Dollar:

As of September 30, 2012, the ProShares Ultra Australian Dollar Fund was exposed to exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2012, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
AUD/US Dollar Future	Long	December 2012	79	$103.03	1,000	$8,139,370

The September 30, 2012 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Australian Dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian Dollar and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort Australian Dollar:

As of September 30, 2012, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2012, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
AUD/US Dollar Future	Short	December 2012	75	$103.03	1,000	$7,727,250

The September 30, 2012 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Australian Dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian Dollar and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Euro:

As of September 30, 2012 and 2011, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2012 and 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro/US Dollar Forward	Goldman Sachs International	Long	10/05/12	3,181,525	1.2852	$4,089,012
Euro/US Dollar Forward	UBS AG	Long	10/05/12	6,105,000	1.2852	7,846,368
Euro/US Dollar Forward	Goldman Sachs International	Short	10/05/12	(179,800)	1.2852	(231,086)
Euro/US Dollar Forward	UBS AG	Short	10/05/12	(77,600)	1.2852	(99,734)

Foreign Currency Forward Contracts as of September 30, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro/US Dollar Forward	Goldman Sachs International	Long	10/07/11	6,232,725	1.3396	$8,349,073
Euro/US Dollar Forward	UBS AG	Long	10/07/11	6,659,500	1.3396	8,920,761
Euro/US Dollar Forward	Goldman Sachs International	Short	10/07/11	(721,200)	1.3396	(966,087)
Euro/US Dollar Forward	UBS AG	Short	10/07/11	(646,900)	1.3396	(866,558)

The September 30, 2012 and 2011 USD market value equals the number of Euros multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Short Euro:

As of September 30, 2012, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2012, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro/US Dollar Future	Short	December 2012	24	$1.2862	125,000	$3,858,600

The September 30, 2012 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $1.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort Euro:

As of September 30, 2012 and 2011, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2012 and 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro/US Dollar Forward	Goldman Sachs International	Long	10/05/12	121,663,800	1.2852	$156,366,739
Euro/US Dollar Forward	UBS AG	Long	10/05/12	146,354,700	1.2852	188,100,383
Euro/US Dollar Forward	Goldman Sachs International	Short	10/05/12	(700,644,925)	1.2852	(900,494,334)
Euro/US Dollar Forward	UBS AG	Short	10/05/12	(767,109,200)	1.2852	(985,916,637)

Foreign Currency Forward Contracts as of September 30, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro/US Dollar Forward	Goldman Sachs International	Long	10/07/11	63,408,700	1.3396	$84,939,392
Euro/US Dollar Forward	UBS AG	Long	10/07/11	86,950,300	1.3396	116,474,642
Euro/US Dollar Forward	Goldman Sachs International	Short	10/07/11	(731,587,225)	1.3396	(980,000,757)
Euro/US Dollar Forward	UBS AG	Short	10/07/11	(816,704,400)	1.3396	(1,094,019,828)

The September 30, 2012 and 2011 USD market values equal the number of Euros multiplied by the forward rate. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of September 30, 2012 and 2011, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2012 and 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen/US Dollar Forward	Goldman Sachs International	Long	10/05/12	387,568,100	0.012817	$4,967,567
Yen/US Dollar Forward	UBS AG	Long	10/05/12	453,633,300	0.012817	5,814,342
Yen/US Dollar Forward	Goldman Sachs International	Short	10/05/12	(6,526,600)	0.012817	(83,653)
Yen/US Dollar Forward	UBS AG	Short	10/05/12	(15,729,000)	0.012817	(201,603)

Foreign Currency Forward Contracts as of September 30, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen/US Dollar Forward	Goldman Sachs International	Long	10/07/11	355,590,000	0.012963	$4,609,665
Yen/US Dollar Forward	UBS AG	Long	10/07/11	516,060,000	0.012963	6,689,905
Yen/US Dollar Forward	Goldman Sachs International	Short	10/07/11	(19,800,000)	0.012963	(256,676)
Yen/US Dollar Forward	UBS AG	Short	10/07/11	(5,630,000)	0.012963	(72,984)

The September 30, 2012 and 2011 USD market values equal the number of Yen multiplied by the forward rate. These notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of September 30, 2012 and 2011, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2012 and 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen/US Dollar Forward	Goldman Sachs International	Long	10/05/12	2,209,153,600	0.012817	$28,315,328
Yen/US Dollar Forward	UBS AG	Long	10/05/12	1,869,997,800	0.012817	23,968,275
Yen/US Dollar Forward	Goldman Sachs International	Short	10/05/12	(16,016,951,000)	0.012817	(205,293,657)
Yen/US Dollar Forward	UBS AG	Short	10/05/12	(27,086,156,900)	0.012817	(347,170,708)

Foreign Currency Forward Contracts as of September 30, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen/US Dollar Forward	Goldman Sachs International	Long	10/07/11	3,203,440,000	0.012963	$41,527,556
Yen/US Dollar Forward	UBS AG	Long	10/07/11	1,423,900,000	0.012963	18,458,622
Yen/US Dollar Forward	Goldman Sachs International	Short	10/07/11	(23,267,420,000)	0.012963	(301,625,468)
Yen/US Dollar Forward	UBS AG	Short	10/07/11	(23,259,690,000)	0.012963	(301,525,261)

The September 30, 2012 and 2011 USD market values equal the number of Yen multiplied by the forward rate. These short notional amounts will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of September 30, 2012 and, as applicable, September 30, 2011, each of the VIX Funds’ positions were as follows:

ProShares Ultra VIX Short-Term Futures ETF

As of September 30, 2012, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to the S&P 500 VIX Short-Term Futures Index. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2012, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX Future	Long	October 2012	13,083	$16.40	1,000	$214,561,200
CBOE VIX Future	Long	November 2012	8,723	18.05	1,000	157,450,150

Swap Agreements as of September 30, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
S&P 500 VIX Short-Term Futures Index	Societe Generale S.A	Long	$3,233.77	$15,386,719

The September 30, 2012 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2012 swap notional amount is calculated by multiplying the number of units times the closing level of the Index. These notional amounts will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional amount, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares VIX Short-Term Futures ETF

As of September 30, 2012 and 2011, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2012 and 2011, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX Future	Long	October 2012	5,861	$16.40	1,000	$96,120,400
CBOE VIX Future	Long	November 2012	3,904	18.05	1,000	70,467,200

Futures Positions as of September 30, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX Future	Long	October 2011	429	$42.15	1,000	$18,082,350
CBOE VIX Future	Long	November 2011	286	37.75	1,000	10,796,500

The September 30, 2012 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Short VIX Short-Term Futures ETF

As of September 30, 2012, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2012, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX Future	Short	October 2012	1,908	$16.40	1,000	$(31,291,200)
CBOE VIX Future	Short	November 2012	1,267	18.05	1,000	(22,869,350)

The September 30, 2012 short futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have negative $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares VIX Mid-Term Futures ETF

As of September 30, 2012 and 2011, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2012 and 2011, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX Future	Long	January 2013	890	$20.90	1,000	$18,601,000
CBOE VIX Future	Long	February 2013	1,484	22.15	1,000	32,870,600
CBOE VIX Future	Long	March 2013	1,484	23.35	1,000	34,651,400
CBOE VIX Future	Long	April 2013	593	24.50	1,000	14,528,500

Futures Positions as of September 30, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
CBOE VIX Future	Long	January 2012	78	$35.50	1,000	$2,769,000
CBOE VIX Future	Long	February 2012	129	34.70	1,000	4,476,300
CBOE VIX Future	Long	March 2012	129	34.25	1,000	4,418,250
CBOE VIX Future	Long	April 2012	52	34.35	1,000	1,786,200

The September 30, 2012 futures notional amount is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional amount will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional losses (gains) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional amounts, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

Qualitative Disclosure

As described above in Item 2 of this Quarterly Report on Form 10-Q, it is the investment objective of each Geared Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, whether positive or negative, of its corresponding benchmark. Each Ultra Fund seeks daily investment results (before fees and expenses) that correspond to twice (2x) the daily performance of its corresponding benchmark. Each Short Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results (before fees and expenses) that correspond to twice the inverse (-2x) of the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results (before fees and expenses) that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. The Matching VIX Funds and the Managed Futures Funds seek to achieve their stated investment objective both over a single day and over time.

Primary Market Risk Exposure

The primary market risks that the Funds are exposed to depend on each Fund’s investment objective and corresponding benchmark. For example, the primary market risk that the ProShares Ultra DJ-UBS Crude Oil and the ProShares UltraShort DJ-UBS Crude Oil Funds are exposed to are direct and inverse exposure, respectively, to the price of crude oil as measured by the return of holding and periodically rolling crude oil futures contracts (the Dow Jones-UBS Commodity Index and its sub-indexes are based on the price of rolling futures positions, rather than on the cash price for immediate delivery of the corresponding commodity).

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

Commodity Price Sensitivity

As further described in “Item 1A. Risk Factors” in the Form 10-K, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Commodity Index Funds or the Commodity Funds, several factors may affect the price of a commodity underlying a Commodity Index Fund or a Commodity Fund, and in turn, the Financial Instruments and other assets, if any, owned by such a Fund. The impact of changes in the price of a physical commodity or of a commodity index (comprised of commodity futures contracts) will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of a Short Fund or an UltraShort Fund and daily decreases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an Ultra Fund.

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

Exchange Rate Sensitivity

As further described in “Item 1A. Risk Factors” in the Form 10-K, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Currency Funds, several factors may affect the value of the foreign currencies or the U.S. Dollar, and, in turn, the Financial Instruments and other assets, if any, owned by a Fund. The impact of changes in the price of a currency will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of a currency will negatively impact the daily performance of Shares of a Short Fund or an UltraShort Fund and daily decreases in the price of a currency will negatively impact the daily performance of Shares of an Ultra Fund.

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

For Geared Funds, the impact of the Index’s movements during the day also affects whether the Fund’s portfolio needs to be re-positioned. For example, if the Index for an Ultra Fund has risen on a given day, net assets of the Fund should rise. As a result, the Fund’s long exposure will need to be increased to the extent there are not offsetting factors such as redemption activity. Conversely, if the Index has fallen on a given day, net assets of an Ultra Fund should fall. As a result, the Fund’s long exposure will generally need to be decreased. Net assets for Short Funds or UltraShort Funds will generally decrease when the Index rises on a given day. As a result, the Fund’s short exposure may need to be decreased. Conversely, if the Index has fallen on a given day, a Short Fund’s or an UltraShort Fund’s assets should rise. As a result, its short exposure may need to be increased.

The use of certain Financial Instruments introduces counterparty risk. A Fund will be subject to credit risk with respect to the amount it expects to receive from counterparties to Financial Instruments entered into by the Fund. A Fund may be negatively impacted if a counterparty fails to perform its obligations. Each Fund intends to enter into swap and forward agreements only with major global financial institutions that meet certain credit quality standards and monitoring policies. Each Fund may use various techniques to minimize credit risk including early termination or reset and payment, limiting the net amount due from any individual counterparty, and generally requiring that the counterparty post collateral with respect to amounts owed to the Funds, marked to market daily, subject to certain minimum thresholds.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of September 30, 2012, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

The Trust and certain principals of the Sponsor have been named as defendants (along with several other parties) in a consolidated class action lawsuit filed in the United States District Court for the Southern District of New York, styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935. The complaint, as amended, alleged that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by including untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs and allegedly failing to adequately disclose the Funds’ investment objectives and risks. The six Funds of the Trust named in the complaint were ProShares Ultra Silver, ProShares UltraShort Gold, ProShares Ultra Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort Silver. On September 10, 2012, the District Court issued an Opinion and Order dismissing the class action lawsuit in its entirety. On October 3, 2012, the plaintiffs filed a Notice of Appeal appealing the dismissal. The Trust believes the complaint is without merit and that the anticipated outcome will not adversely impact the operation of the Trust or any of its Funds. Accordingly, no loss contingency has been recorded in the balance sheet and the amount of loss, if any, cannot be reasonably estimated at this time.

Item 1A.	Risk Factors.

There has not been a material change to the Risk Factors previously disclosed in the Trust’s Annual Report on Form 10-K for the year ended for the year ended December 31, 2011, filed on February 29, 2012 and in the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	The Trust initially registered Shares on a Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all Shares registered and re-allocated the remaining amount of the Shares registered among the Funds listed on its Registration Statement on Form S-3 (No. 333-163511), which became effective on December 4, 2009 and registered additional Shares and/or added Funds pursuant to Post-Effective Amendments to that Registration Statement, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a Registration Statement on Form S-1 (No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a Post-Effective Amendment to the Registration Statement on Form S-3 (No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra DJ-UBS Crude Oil and terminated the offerings for certain other Funds. New offerings for certain of those Funds were registered on an accompanying Registration Statement on Form S-1 (No. 333-176878), which was also declared effective on June 26, 2012. On September 24, 2012, a Registration Statement on Form S-1 (No. 333-183672) was declared effective, which registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF. This registration statement (No. 333-183672) was a combined registration statement acting as a post-effective amendment to the Form S-1 (No. 333-176878), which offerings were terminated upon effectiveness. On September 27, 2012, a Registration Statement on Form S-3 (No. 333-183674) was declared effective, which registered additional Shares for ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil and ProShares UltraShort Euro. This registration statement (No. 333-183674) was a combined registration statement acting as a post-effective amendment to the Form S-3 (No. 333-163511), which offerings were terminated upon effectiveness. On September 28, 2012, a post-effective amendment to an S-1 Registration Statement was declared effective, terminating the proposed offerings of ProShares Ultra Canadian Dollar, ProShares Ultra Swiss Franc, ProShares Short Yen, ProShares UltraShort Canadian Dollar and ProShares UltraShort Swiss Franc. Therefore, as of September 30, 2012, the Trust has four registration statements outstanding:

1) an effective Form S-3 registration statement (No. 333-183674); 2) an effective Form S-1 registration statement (No. 333-183672); 3) another effective Form S-1 registration statement (No. 333-178707); and 4) a Form S-1 registration statement that has not been declared effective (No. 333-178212).

Substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds and collateralized repurchase agreements) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions. Each Geared Fund continuously offers and redeems or will continuously offer and redeem and each Managed Futures Fund will continuously offer and redeem its Shares in blocks of 50,000 Shares, and each Matching VIX Fund continuously offers and redeems Shares in blocks of 25,000 Shares. The Managed Futures Funds have not yet commenced investment operations.

Title of Securities Registered	Amount Registered As of September 30, 2012	Shares Sold For the Three Months Ended September 30, 2012	Sale Price of Shares Sold For the Three Months Ended September 30, 2012
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$300,000,000	—	$—
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest	$4,008,246,073	3,400,000	$106,380,749
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest	$1,875,000,000	1,650,000	$67,343,504
ProShares Ultra DJ-UBS Natural Gas Common Units of Beneficial Interest	$500,000,000	700,000	$29,055,774
ProShares UltraShort DJ-UBS Natural Gas Common Units of Beneficial Interest	$500,000,000	150,000	$3,427,964
ProShares Ultra Gold Common Units of Beneficial Interest	$1,000,000,000	100,000	$9,732,999
ProShares UltraShort Gold Common Units of Beneficial Interest	$1,000,000,000	—	$—
ProShares Ultra Silver Common Units of Beneficial Interest	$2,500,000,000	1,000,000	$50,474,316
ProShares UltraShort Silver Common Units of Beneficial Interest	$2,300,000,000	1,500,000	$69,806,717
ProShares Ultra Australian Dollar Common Units of Beneficial Interest	$200,000,000	100,000	$4,000,000
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$200,000,000	100,000	$4,000,000

ProShares Ultra Euro Common Units of Beneficial Interest	$500,000,000		—	$—
ProShares Short Euro Common Units of Beneficial Interest	$200,000,000		—	$—
ProShares UltraShort Euro Common Units of Beneficial Interest	$2,653,506,872		1,750,000	$37,249,573
ProShares Ultra Yen Common Units of Beneficial Interest	$500,000,000		—	$—
ProShares UltraShort Yen Common Units of Beneficial Interest	$1,300,000,000		1,450,000	$60,451,231
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$2,000,000,000		6,390,000	$318,646,989
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$1,300,000,000		11,225,000	$269,256,478
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$700,000,000		4,400,000	$251,195,078
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$700,000,000		975,000	$47,439,424
ProShares Managed Futures Strategy Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares Commodity Managed Futures Strategy Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
ProShares Financial Managed Futures Strategy Common Units of Beneficial Interest	$1,000,000	[1]	—	$—
Total:	$24,739,752,945		34,890,000	$1,328,460,796

1 A registration statement on Form S-1 was filed with the SEC on November 29, 2011 and February 14, 2012, registering this amount. However, the registration statements had not yet been declared effective as of September 30, 2012.

(c) From July 1, 2012 through September 30, 2012, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Ultra DJ-UBS Commodity
07/01/12 to 07/31/12	—	$—
08/01/12 to 08/31/12	50,000	$26.77
09/01/12 to 09/30/12	—	$—
ProShares UltraShort DJ-UBS Commodity
07/01/12 to 07/31/12	—	$—
08/01/12 to 08/31/12	—	$—
09/01/12 to 09/30/12	—	$—
ProShares Ultra DJ-UBS Crude Oil
07/01/12 to 07/31/12	5,350,000	$29.28
08/01/12 to 08/31/12	3,200,000	$33.15
09/01/12 to 09/30/12	300,000	$35.95
ProShares UltraShort DJ-UBS Crude Oil
07/01/12 to 07/31/12	—	$—
08/01/12 to 08/31/12	—	$—
09/01/12 to 09/30/12	450,000	$40.84
ProShares Ultra DJ-UBS Natural Gas
07/01/12 to 07/31/12	300,000	$55.95
08/01/12 to 08/31/12	—	$—
09/01/12 to 09/30/12	450,000	$49.42
ProShares UltraShort DJ-UBS Natural Gas
07/01/12 to 07/31/12	—	$—
08/01/12 to 08/31/12	—	$—
09/01/12 to 09/30/12	—	$—
ProShares Ultra Gold
07/01/12 to 07/31/12	—	$—
08/01/12 to 08/31/12	150,000	$83.53
09/01/12 to 09/30/12	100,000	$92.77
ProShares UltraShort Gold
07/01/12 to 07/31/12	—	$—
08/01/12 to 08/31/12	137,500	$67.79
09/01/12 to 09/30/12	37,500	$56.85
ProShares Ultra Silver
07/01/12 to 07/31/12	1,000,000	$38.19
08/01/12 to 08/31/12	750,000	$42.76
09/01/12 to 09/30/12	450,000	$57.28
ProShares UltraShort Silver
07/01/12 to 07/31/12	—	$—
08/01/12 to 08/31/12	650,000	$58.22
09/01/12 to 09/30/12	—	$—
ProShares Ultra Australian Dollar
07/01/12 to 07/31/12	—	$—
08/01/12 to 08/31/12	—	$—
09/01/12 to 09/30/12	—	$—
ProShares UltraShort Australian Dollar
07/01/12 to 07/31/12	—	$—
08/01/12 to 08/31/12	—	$—
09/01/12 to 09/30/12	—	$—
ProShares Ultra Euro
07/01/12 to 07/31/12	—	$—
08/01/12 to 08/31/12	—	$—
09/01/12 to 09/30/12	—	$—
ProShares Short Euro
07/01/12 to 07/31/12	—	$—
08/01/12 to 08/31/12	—	$—
09/01/12 to 09/30/12	—	$—

ProShares UltraShort Euro
07/01/12 to 07/31/12	1,400,000	$22.00
08/01/12 to 08/31/12	2,650,000	$21.96
09/01/12 to 09/30/12	2,300,000	$19.68
ProShares Ultra Yen
07/01/12 to 07/31/12	—	$—
08/01/12 to 08/31/12	—	$—
09/01/12 to 09/30/12	—	$—
ProShares UltraShort Yen
07/01/12 to 07/31/12	—	$—
08/01/12 to 08/31/12	550,000	$41.93
09/01/12 to 09/30/12	150,000	$42.00
ProShares Ultra VIX Short-Term Futures ETF
07/01/12 to 07/31/12	915,000	$86.89
08/01/12 to 08/31/12	375,000	$56.29
09/01/12 to 09/30/12	1,850,000	$34.20
ProShares VIX Short-Term Futures ETF
07/01/12 to 07/31/12	1,875,000	$29.69
08/01/12 to 08/31/12	2,950,000	$24.69
09/01/12 to 09/30/12	1,975,000	$20.09
ProShares Short VIX Short-Term Futures ETF
07/01/12 to 07/31/12	1,300,000	$49.39
08/01/12 to 08/31/12	1,300,000	$55.20
09/01/12 to 09/30/12	1,300,000	$64.90
ProShares VIX Mid-Term Futures ETF
07/01/12 to 07/31/12	—	$—
08/01/12 to 08/31/12	—	$—
09/01/12 to 09/30/12	100,000	$43.86
Total:	34,365,000	$35.50

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema(3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(3)

101.LAB	XBRL Taxonomy Extension Label Linkbase(3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(3)

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg
By: Louis Mayberg
Principal Executive Officer

Date: November 9, 2012

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: November 9, 2012