Form 10-K
period 2012-12-31
ProShares Trust II
filed 2013-03-01
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

The aggregate market value of each Fund’s units held by non-affiliates as of June 30, 2012 and the number of outstanding units for each Fund as of February 22, 2013 are included in the table below.

	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of June 30, 2012	Number of Outstanding Units as of February 22, 2013
ProShares Ultra DJ-UBS Commodity	$8,281,000	200,014
ProShares UltraShort DJ-UBS Commodity	3,518,107	59,997
ProShares Ultra DJ-UBS Crude Oil	486,058,059	10,449,170
ProShares UltraShort DJ-UBS Crude Oil	82,528,534	4,219,944
ProShares Ultra DJ-UBS Natural Gas	62,674,709	2,319,941
ProShares UltraShort DJ-UBS Natural Gas	13,558,500	550,030
ProShares Ultra Gold	330,921,000	4,000,014
ProShares UltraShort Gold	129,249,909	1,546,978
ProShares Ultra Silver	680,620,500	17,400,028
ProShares UltraShort Silver	156,561,724	2,508,489
ProShares Ultra Australian Dollar	—	100,005
ProShares UltraShort Australian Dollar	—	100,005
ProShares Ultra Euro	5,655,000	200,014
ProShares Short Euro	3,949,000	100,005
ProShares UltraShort Euro	896,610,000	25,450,014
ProShares UltraPro Short Euro	—	5
ProShares Ultra Yen	5,008,500	200,014
ProShares UltraShort Yen	230,572,108	7,349,294
ProShares Ultra VIX Short-Term Futures ETF	305,940,468	24,058,081
ProShares VIX Short-Term Futures ETF	138,976,000	14,725,005
ProShares Short VIX Short-Term Futures ETF	13,474,500	600,020
ProShares VIX Mid-Term Futures ETF	85,374,000	1,825,005
ProShares Managed Futures Strategy	—	5
ProShares Commodity Managed Futures Strategy	—	5

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

PROSHARES TRUST II

Part I

Item 1. Business.

Summary

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2012, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Leveraged Fund” and, together with ProShares UltraPro Short Euro (listed below), the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”), as further described below. The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds are collectively referred to as the “Geared Funds” in this Annual Report on Form 10-K. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Annual Report on Form 10-K.

The Trust registered shares for thirty-two additional series: (i) ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (collectively, the “Short Funds”); (ii) ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (collectively, the “New Geared VIX Funds”); (iii) ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy (each, a “Managed Futures Fund” and collectively, the “Managed Futures Funds”); (iv) ProShares Financial Managed Futures Strategy; (v) ProShares UltraPro Australian Dollar, ProShares Short Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares Short Yen and ProShares UltraPro Short Yen; and (vi) ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar and ProShares UltraPro Short U.S. Dollar (collectively, the “Currency Index Funds”). ProShares UltraPro Short Euro and the Managed Futures Funds are collectively referred to as the “New Funds” in this Annual Report on Form 10-K.

On June 25, 2012, the registered offerings for ProShares UltraPro Australian Dollar, ProShares Short Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Short Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares UltraPro Short Yen and each Currency Index Fund, each of which had never been publicly offered, were terminated. On June 26, 2012, the registered offerings for the Short Funds and the New Geared VIX Funds, each of which had never been publicly offered, were terminated. On September 28, 2012, the registered offerings for ProShares Ultra Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares Ultra Swiss Franc, ProShares UltraShort Swiss Franc and ProShares Short Yen, each of which had never been publicly offered, were terminated. On December 5, 2012, a new offering of ProShares UltraPro Short Euro was registered on a Form S-1 Registration Statement (No. 333-185288). On January 30, 2013, the registered offering for ProShares Financial Managed Futures Strategy, which had never been publicly offered, was terminated. Thus, as of December 31, 2012, the only Funds that have registered amounts, in addition to the twenty-one series of the Trust that have commenced investment operations, are the New Funds.

As of December 31, 2012, each of the New Funds had seed capital, but none of the New Funds had commenced investment operations; therefore, this Annual Report on Form 10-K does not include Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity, Statements of Cash Flows, results of operations or any other financial information for the New Funds.

Groups of Funds are collectively referred to in this Annual Report on Form 10-K in several different ways. References to “Ultra Funds,” “Short Funds,” “UltraShort Funds” or “UltraPro Short Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds,” “Commodity Funds” or “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” refer to the different Funds based upon their investment objective and their general benchmark categories. References to “Managed Futures Funds” refer to the different Funds according to which index the Fund intends to gain exposure.

As further described below, each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. The “UltraPro Short” Fund will seek daily investment results (before fees and expenses) that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Daily performance is measured from the calculation of one net asset value per Share (“NAV”) to the next.

Each of the Funds generally invests or will invest in Financial Instruments (i.e., instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities, currencies or spot volatility products in order to gain exposure to the commodity futures index, commodity, currency exchange rate, equity volatility index or applicable commodity or financial futures contracts. Financial Instruments also are used to produce economically “leveraged”, “inverse” or “inverse leveraged” investment results for the Geared Funds.

Each Geared Fund seeks or will seek investment results for a single day only, not for longer periods. This is different from most exchange-traded funds and means that the return of such Geared Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, and usually will differ from 2x, -1x, -2x or -3x of the return of the Geared Fund’s benchmark for that period. A Geared Fund will lose money if its benchmark’s performance is flat over time, and it is possible for a Geared Fund to lose money over time even if its benchmark’s performance increases (or decreases, in the case of a Short, UltraShort, or UltraPro Short Fund). Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Geared Funds are riskier than similarly benchmarked exchange-traded funds that are not geared. Accordingly, these funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.

The Matching VIX Funds and the Managed Futures Funds seek to achieve their stated investment objective both over a single day and over time.

Each Geared Fund and Managed Futures Fund continuously offers and redeems, or will offer and redeem, its Shares in blocks of 50,000 Shares. Each Matching VIX Fund continuously offers and redeems shares in blocks of 25,000 Shares (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with one or more of the Funds. Shares of the Funds are offered to Authorized Participants in Creation Units at each Fund’s respective NAV. Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of each Fund on the NYSE Arca, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from any Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.

As of December 31, 2012, ProShare Capital Management LLC, a Maryland limited liability company, served as the Trust’s Sponsor (the “Sponsor”), commodity pool operator and commodity trading advisor. On February 19, 2013, the Sponsor’s commodity trading advisor registration was withdrawn. Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Funds are commodity pools, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by the Sponsor, a commodity pool operator registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

Investment Objectives and Principal Investment Strategies

Investment Objectives

The Geared Funds

Investment Objectives of the “Ultra” Funds

Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance, whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If an Ultra Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately two times as much on a percentage basis as its corresponding benchmark when the benchmark rises. Conversely, its value on a given day (before fees and expenses) should lose approximately two times as much on a percentage basis as the corresponding benchmark when the benchmark declines. Each Ultra Fund acquires long exposure in any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable Ultra Fund’s benchmark such that each Ultra Fund has exposure intended to approximate two times (2x) its corresponding benchmark at the time of its NAV calculation.

Investment Objectives of the “Short” Funds

Each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance, whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If a Short Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately as much on a percentage basis as its corresponding benchmark when the benchmark falls. Conversely, its value on a given day (before fees and expenses) should lose approximately as much on a percentage basis as the corresponding benchmark when the benchmark rises. Each Short Fund will acquire short exposure in any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable Short Fund’s benchmark, such that each Short Fund has exposure intended to approximate the inverse (-1x) of its corresponding benchmark at the time of its NAV calculation.

Investment Objectives of the “UltraShort” Funds

Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance, whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If an UltraShort Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately two times as much on a percentage basis as its corresponding benchmark when the benchmark falls. Conversely, its value on a given day (before fees and expenses) should lose approximately two times as much on a percentage basis as the corresponding benchmark when the benchmark rises. Each UltraShort Fund acquires short exposure in any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable UltraShort Fund’s benchmark, such that each UltraShort Fund has exposure intended to approximate two times the inverse (-2x) of its corresponding benchmark at the time of its NAV calculation.

Investment Objectives of the “UltraPro Short” Fund

The “UltraPro Short” Fund will seek daily investment results (before fees and expenses) that correspond to three times the inverse (-3x) of the daily performance, whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If the UltraPro Short Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately three times as much on a percentage basis as its corresponding benchmark when the benchmark falls. Conversely, its value on a given day (before fees and expenses) should lose approximately three times as much on a percentage basis as the corresponding benchmark when the benchmark rises. The UltraPro Short Fund will acquire short exposure in any one of or combinations of Financial Instruments, including Financial Instruments with respect to the UltraPro Short Fund’s benchmark, such that the UltraPro Short Fund will have exposure intended to approximate three times the inverse (-3x) of its corresponding benchmark at the time of its NAV calculation.

The Matching VIX Funds

Investment Objectives of the “Matching VIX” Funds

Each “Matching VIX” Fund seeks results (before fees and expenses), both over a single day and over time, that match the performance of the S&P 500 VIX Short-Term Futures Index (the “Short-Term VIX Index”) or the S&P 500 VIX Mid-Term Futures Index (the “Mid-Term VIX Index”) (each a “VIX Futures Index,” and together, the “VIX Futures Indexes”). The VIX Futures Indexes seek to offer exposure to forward market equity volatility through publicly traded futures markets. If a Matching VIX Fund is successful in meeting its objective, its value (before fees and expenses) should gain approximately as much on a percentage basis as the level of its corresponding VIX Futures Index when the benchmark rises. Conversely, its value (before fees and expenses) should lose approximately as much on a percentage basis as the level of its benchmark when the benchmark declines. Each Matching VIX Fund acquires exposure through futures contracts (“VIX futures contracts”), such that each Matching VIX Fund has exposure intended to approximate its applicable VIX Futures Index at the time of its NAV calculation. The VIX Futures Indexes track the performance of VIX futures contracts; they do not track the performance of the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”), and the Matching VIX Funds should not be expected to match the performance of the VIX.

The Managed Futures Funds

Investment Objectives of the “Managed Futures” Funds

Each “Managed Futures” Fund will seek to provide investment results (before fees and expenses) that correspond to the performance of the S&P Dynamic Futures Index (the “DFI”) or the S&P Dynamic Commodities Futures Index (the “DCFI”, or a “Sub-Index”), as applicable. ProShares Managed Futures Strategy will seek to provide investment results corresponding to the DFI, while ProShares Commodity Managed Futures Strategy will seek to provide investment results corresponding to the DCFI. The DFI is designed to capture the economic benefit derived from both rising and declining trends in the prices of futures contracts on sixteen different tangible commodities (the “Commodity Futures Contracts”) and futures contracts on eight different financials, such as major currencies and U.S. Treasury securities (the “Financial Futures Contracts” and together with the Commodity Futures Contracts, the “Index Components”), generally without leverage. The DCFI is designed to capture the economic benefit derived from both rising and declining trends in the prices of futures contracts on sixteen different tangible commodities (the “Commodity Futures Contracts”) and futures contracts on eight different financials, such as major currencies (and U.S. Treasury Securities (the “Financial Futures Contracts” and together with the Commodity Futures Contracts, the “Index Components”)). If a Managed Futures Fund is successful in meeting its objective, its value (before fees and expenses) should gain approximately as much on a percentage basis as the level of the DFI or its Sub-Index when the DFI or its Sub-Index rises. Conversely, its value (before fees and expenses) should lose approximately as much on a percentage basis as the level of the DFI or its Sub-Index when the DFI or its Sub-Index declines. Each Fund acquires exposure through the Financial Instruments, such that the Fund has exposure intended to approximate the DFI or its Sub-Index at the time of its NAV calculation.

The corresponding benchmark for each Fund is listed below:

ProShares Ultra DJ-UBS Commodity and ProShares UltraShort DJ-UBS Commodity: The Dow Jones-UBS Commodity IndexSM. The Dow Jones-UBS Commodity Index is designed to track commodity futures prices.

ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort DJ-UBS Crude Oil: The Dow Jones-UBS WTI Crude Oil SubindexSM. The Dow Jones-UBS WTI Crude Oil Subindex is designed to track crude oil futures prices.

ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas: The Dow Jones-UBS Natural Gas SubindexSM. The Dow Jones-UBS Natural Gas Subindex is designed to track natural gas futures prices traded on the NYMEX.

ProShares Ultra Gold and ProShares UltraShort Gold: The daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

ProShares Ultra Silver and ProShares UltraShort Silver: The daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

ProShares Ultra Australian Dollar and ProShares UltraShort Australian Dollar: The 4:00 p.m. (Eastern Time) spot price of the Australian dollar versus the U.S. dollar using Australian dollar/U.S. dollar exchange rate, expressed in terms of U.S. dollars per unit of foreign currency.

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

ProShares Ultra VIX Short-Term Futures, ProShares VIX Short-Term Futures and ProShares Short VIX Short-Term Futures: The S&P 500 VIX Short-Term Futures Index. The S&P 500 VIX Short-Term Futures Index is designed to measure the return from a rolling long position in the first and second month VIX futures contracts.

ProShares VIX Mid-Term Futures: The S&P 500 VIX Mid-Term Futures Index. The S&P 500 VIX Mid-Term Futures Index is designed to measure the return from a rolling long position in the fourth, fifth, sixth and seventh month VIX futures contracts.

ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy: The DFI or its Sub-Index. The DFI and the DCFI are designed to attempt to capture the economic benefit derived from both rising and declining trends in futures prices.

Principal Investment Strategies

In seeking to achieve each Fund’s investment objective, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of investment positions, including derivative positions, which the Sponsor believes in combination, should produce daily returns consistent with a Fund’s objective. The Sponsor relies upon a pre-determined model to generate orders that result in repositioning each Fund’s investments in accordance with their daily investment objectives. Each Geared Fund invests or will invest principally in any one of or combinations of Financial Instruments, including swap agreements, futures contracts, options on futures contracts or forward contracts with respect to the applicable Fund’s benchmark to the extent determined appropriate by the Sponsor. The types of commodity or currency interests in which each Commodity Fund, Commodity Index Fund or Currency Fund invests may vary daily. The Funds do not currently intend to invest directly in any commodity or currency. Each VIX Fund intends to obtain exposure to the applicable equity market volatility index by primarily investing in VIX futures contracts based on the VIX. Each Managed Futures Fund intends to obtain exposure to the DFI or to a Sub-Index, as applicable, by primarily investing in Commodity Futures Contracts or Financial Futures Contracts. Each Fund will also hold cash or cash equivalents such as U.S. Treasury securities or other high credit quality short-term fixed-income securities (such as shares of money market funds and collateralized repurchase agreements) for direct investment or that may be used as margin or serve as collateral for the Financial Instruments.

The Sponsor does not invest the assets of the Funds in Financial Instruments or other assets based on its view of the investment merit of a particular investment, other than for cash management purposes, nor does it conduct conventional commodity or currency research or analysis, or forecast market movement or trends, in managing the assets of the Funds. Each Fund seeks to remain fully exposed at all times to the Fund’s underlying benchmark without regard to market conditions, trends or direction.

For the Commodity Index Funds, the VIX Funds and the Managed Futures Funds, a Fund may hold through Financial Instruments a representative sample of the components in its underlying index, which has aggregate characteristics similar to those of the underlying index. This “sampling” process typically involves selecting a representative sample of components in an index principally to enhance liquidity and reduce transaction costs while seeking to maintain high correlation with, and similar aggregate characteristics (e.g., underlying commodities and valuations) to, the underlying index. In addition, a Commodity Index Fund, a VIX Fund or a Managed Futures Fund may obtain exposure to components not included in the underlying index, invest in assets that are not included in the underlying index or may overweigh or underweigh certain components contained in the underlying index. For further discussion of the Financial Instruments, see “Information About Financial Instruments and Commodities Markets” below.

Information About Financial Instruments and Commodities Markets

Swap Agreements

Swap agreements are two-party contracts entered into primarily by institutional investors for a specified period ranging from a day to more than a year. In a standard swap transaction, the parties agree to exchange the returns on a particular predetermined investment, instrument or index in exchange for a fixed or floating rate of return (the “interest rate leg”, which will also include the cost of borrowing for short swaps) in respect of a predetermined notional amount. The gross returns to be exchanged are calculated with respect to a notional amount and the benchmark returns to which the swap is linked. Swaps are usually closed out on a net basis, that is, the two payment streams are netted out in a cash settlement on the payment date or dates specified in the agreement with the parties receiving or paying, as the case may be, only the net amount of the two payments. Thus, while the notional amount reflects a Fund’s total investment exposure under the swap agreement (i.e., the entire face amount or principal of a swap agreement), the net amount is a Fund’s current obligations (or rights) under the swap agreement, which is the net amount to be paid or received under the agreement based on the relative values of the positions held by each party to the agreement on any given termination date. In a typical swap agreement entered into by an UltraShort Fund or the UltraPro Short Fund, absent fees, transaction costs and interest, such Fund would be required to make payments to the swap counterparty in the event the benchmark increases and would be entitled to settlement payments in the event the benchmark decreases. In a typical swap agreement entered into by an Ultra Fund or the UltraPro Fund, absent fees, transaction costs and interest, the Ultra Fund or UltraPro Fund would be entitled to settlement payments in the event the benchmark increases and would be required to make payments to the swap counterparty in the event the benchmark decreases. In the case of futures contracts based indices, such as those used by the Commodity Index Funds; the reference interest rate is zero, although a financing spread or fee is normally still applied.

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the amount which would be reflected on the Statement of Financial Condition. The notional amounts of the agreement reflect the extent of each Ultra Fund’s total investment exposure under the swap agreement. An UltraShort Fund’s or the UltraPro Short Fund’s exposure is not limited by the notional amount and its exposure is in theory potentially infinite as there is no fixed limit on the increase in any index value. The primary risks associated with the use of swap agreements arise from the imperfect correlation between movements in the notional amount and the price of the underlying investments and the inability of counterparties to perform. Each Fund bears the risk of loss of the net amount, if any, expected to be received under a swap agreement in the event of the default or bankruptcy of a swap counterparty. Each Fund typically enters into swap agreements only with major global financial institutions; however, there are no limitations on the percentage of its assets each Fund may invest in swap agreements with a particular counterparty. Each Fund that invests in swaps may use various techniques to minimize credit risk including early termination or reset and payment, using different counterparties and limiting the net amount due from any individual counterparty.

Each Fund that invests in swaps generally collateralizes the swap agreements with cash and/or certain securities. Such collateral is generally held for the benefit of the counterparty in a segregated tri-party account at the custodian to protect the counterparty against non-payment by the Fund. The counterparty also may collateralize the swap agreements with cash and/or certain securities, which collateral is typically held for the benefit of the Fund in a segregated tri-party account at the custodian. In the event of a default by the counterparty, and the Fund is owed money in the swap transaction, the Fund will seek withdrawal of this collateral from the segregated account and may incur certain costs exercising its right with respect to the collateral. These Funds may remain subject to credit risk with respect to the amount it expects to receive from counterparties. The Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, subject to certain minimum thresholds; however there are no limitations on the percentage of its assets each Fund may invest in swap agreements with a particular counterparty. To the extent any such collateral is insufficient or there are delays in accessing the collateral, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings.

Forward Contracts

A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity or currency at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the over-the-counter (“OTC”) markets and are not standardized contracts. Forward contracts for a given commodity or currency are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved. Moreover, there is generally no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. In recent years, however, the terms of forward contracts have become more standardized, and in some instances such contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity or currency. The primary risks associated with the use of forward contracts arise from the inability of the counterparty to perform.

Each Fund that invests in forward contracts generally collateralizes the forward contracts with cash and/or certain securities. Such collateral is generally held for the benefit of the counterparty in a segregated tri-party account at the Custodian to protect the counterparty against non-payment by the Fund. The counterparty also may collateralize the forward contracts with cash and/or certain securities, which collateral is typically held for the benefit of the Fund in a segregated tri-party account at the Custodian. In the event of a default by the counterparty, and the Fund is owed money in the forward transaction, such Fund will seek withdrawal of this collateral from the segregated account and may incur certain costs exercising its right with respect to the collateral. These Funds remain subject to credit risk with respect to the amount it expects to receive from counterparties.

The Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, subject to certain minimum thresholds; however, there are no limitations on the percentage of its assets each Fund may invest in forward contracts with a particular counterparty. To the extent any such collateral is insufficient or there are delays in accessing the collateral, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings

The forward markets provide what has typically been a highly liquid market for foreign exchange trading, and in certain cases the prices quoted for foreign exchange forward contracts may be more favorable than the prices for foreign exchange futures contracts traded on U.S. exchanges. The forward markets are largely unregulated and liquidity in the market cannot be assured. Forward contracts are, in general, not cleared or guaranteed by a third party. Commercial banks participating in trading foreign exchange forward contracts often do not require margin deposits, but rely upon internal credit limitations and their judgments regarding the creditworthiness of their counterparties. In recent years, however, many OTC market participants in foreign exchange trading have begun to require that their counterparties post margin.

Futures Contracts

A futures contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of commodity at a specified time and place or alternatively, may call for cash settlement as is the case with VIX futures contracts and Managed Futures contracts. Futures contracts are traded on a wide variety of commodities, including bonds, interest rates, agricultural products, stock indices, currencies, energy, metals, economic indicators and statistical measures. The notional size and calendar term of futures contracts on a particular commodity are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller. Each Fund generally deposits cash with a Futures Commission Merchant (“FCM”) for its open positions in futures contracts. Such deposits are generally held for the benefit of the counterparty at the FCM to protect the counterparty against non-payment by the Fund. In the event of default by the counterparty, and the Fund is owed money in the futures contract, the Fund will seek withdrawal of this deposit from the FCM and may incur certain costs exercising its right with respect to the deposited cash.

Certain futures contracts, such as VIX futures contracts (including the futures contracts that comprise each of the VIX Futures Indexes) and Managed Futures contracts, as well as stock index contracts and certain commodity futures contracts, settle in cash, reflecting the difference between the contract purchase/sale price and the contract settlement price. The cash settlement mechanism avoids the potential for either side to have to deliver the underlying asset. For other futures contracts, the contractual obligations of a buyer and seller may generally be satisfied by taking or making physical delivery of the underlying asset or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowing for brokerage commissions, constitutes the profit or loss to the trader.

Regulations

Futures exchanges in the United States are subject to regulation under the CEA, by the CFTC, the governmental agency having responsibility for regulation of futures exchanges and trading on those exchanges. (Investors should be aware that no governmental U.S. agency currently regulates the OTC foreign exchange markets.)

The CFTC has exclusive authority to designate exchanges for the trading of specific futures contracts and options on futures contracts and to prescribe rules and regulations of the marketing of each. The CFTC also regulates the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator, such as the Sponsor, to keep accurate, current and orderly records with respect to each pool it operates. The

CFTC may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of the Funds. The CEA requires all FCMs to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. See “Item 1A. Risk Factors-Risks Related to Regulatory Requirements and Potential Legislative Changes-Failure of the FCMs to segregate assets may increase losses in the Funds in this Annual Report on Form 10-K.”

The CEA also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Under certain circumstances, the CEA grants shareholders the right to institute a reparations proceeding before the CFTC against the Sponsor (as a registered commodity pool operator), an FCM, as well as those of their respective employees who are required to be registered under the CEA. Shareholders may also be able to maintain a private right of action for certain violations of the CEA.

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

The CEA and CFTC regulations prohibit market abuse and generally require that all futures exchange-based trading be conducted in compliance with rules designed to ensure the integrity of market prices and without any intent to manipulate prices. CFTC regulations and futures exchange rules also impose limits on the size of the positions that a person may hold or control as well as standards for aggregating certain positions. The rules of the CFTC and the futures exchanges also authorize special emergency actions to halt, suspend or limit trading overall or to restrict, halt, suspend or limit the trading of an individual trader or to otherwise impose special reporting or margin requirements. See also “Item 1A. Risk Factors. Regulatory changes or actions, including the implementation of new Legislation, may alter the operations and profitability of the Funds” and “Item 1A. Risk Factors. Regulatory and exchange accountability levels may restrict the creation of Creation Units and the operation of the Trust” in this Annual Report on Form 10-K.

Description of the Dow Jones-UBS Commodity Index SM and its Sub-Indexes

Overview of the Dow Jones-UBS Family of Indices

Dow Jones-UBS Commodity IndexSM

The Dow Jones-UBS Commodity IndexSM (the “Dow Jones-UBS”) is designed to be a highly liquid and diversified benchmark for the commodity futures market. It is intended to reflect the overall commodity sector by measuring the performance of commodity futures contracts. The performance of the commodity futures market is often very different than the performance of the physical, or “spot”, commodities market. See “Item 1A. Risk Factors. The Commodity Index Funds are linked to an index comprised of commodity futures contracts, and are not linked to the spot prices of the underlying physical commodities. Commodity futures contracts may perform very differently from the spot price of the underlying physical commodities” in this Annual Report on Form 10-K. Unlike equities, which entitle the holder to a continuing stake in a corporation, commodity futures contracts specify a delivery date for the underlying physical commodity or its cash equivalent. The Dow Jones-UBS is a “rolling index,” which means that the Dow Jones-UBS does not take actual physical possession of any commodities; rather, it tracks a rolling futures position. An investor with a rolling futures position is able to avoid delivering (or taking delivery of) underlying physical commodities while maintaining exposure to those commodities. The roll for each index component occurs over a period of five Dow Jones-UBS business days in certain months according to a pre-determined schedule, generally beginning on the fifth business day of the month and ending on the ninth business day. Each day, approximately 20% of each rolling futures position that is included in the month’s roll is rolled, increasing from 0% to 20%, 40%, 60%, 80% and finally 100%. The Dow Jones-UBS is calculated by applying the weighting adjustments at the close of each day, with the adjusted weights used for the next day’s calculation. Not all contracts are rolled every month; generally the futures that underlie the indexes within the Dow Jones-UBS family roll approximately every other month. The exact roll methodology differs between certain commodities. The index will reflect the performance of its underlying commodities, including the impact of rolling, without regard to income earned on cash positions. For more information about the risks associated with rolling futures positions, see “Item 1A. Risk Factors. Potential negative impact from rolling futures positions” in this Annual Report on Form 10-K.

The Dow Jones-UBS is comprised of five different commodity sectors: energy, livestock, industrial metals, precious metals and agriculture. These five sectors track futures contracts prices of 20 specific commodities: natural gas, WTI crude oil, brent crude, unleaded gasoline, heating oil, live cattle, lean hogs, wheat, corn, soybeans, soybean oil, aluminum, copper, zinc, nickel, gold, silver, sugar, cotton and coffee. Beginning in January 2013, the Dow Jones-UBS will add two additional commodities: Hard Red Winter Wheat (KBWT) and soybean meal. The Dow Jones-UBS is designed to minimize concentration in any one commodity or sector. Prior to January 2013, no single commodity could constitute less than 2% or more than 15% of the index. In January 2013, the 2% floor will be eliminated and commodities in the index may have target weights lower than 2%. No related group of commodities (e.g., energy, precious metals, livestock or grains) may constitute more than 33% of the index as of the annual reweighting of the components. The Dow Jones-UBS family of indices also includes 10 sub-indexes that group commodities based on type, as well as single commodity sub-indexes representing each of the commodities that are currently tracked by the Dow Jones-UBS. As discussed below, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort DJ-UBS Crude Oil are designed to track one of these sub-indexes, the Dow Jones-UBS Crude Oil SubindexSM and ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas are designed to track another one of these sub-indexes, the Dow Jones-UBS Natural Gas Subindex.

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

In consultation with the DJ-UBS Commodity Index Advisory Committee, the DJ-UBS Commodity Index Supervisory Committee meets annually to determine the composition of the index in accordance with the rules established in the DJ-UBSCI Handbook. The Supervisory Committee consists of employees of UBS Securities LLC and Dow Jones & Company, Inc. (“Dow Jones”). DJ-UBS Commodity Index Advisory Committee members are drawn from the academic, financial and legal communities. The index is re-weighted and rebalanced each year in January on a price-percentage basis. The annual weightings for the index are determined each year in June or July by UBS Securities LLC and Dow Jones under the supervision of the Dow Jones-UBS Commodity Index Oversight Committee, announced after approval by the Committee and implemented the following January.

The Dow Jones-UBS is composed of commodities traded on U.S. exchanges, with the exception of aluminum, nickel and zinc, which trade on the London Metal Exchange. Trading hours for the U.S. commodity exchanges are between 8:00 a.m. and 3:00 p.m. (Eastern Time). The Dow Jones-UBS contract trades exclusively on the Chicago Board of Trade’s (“CBOT”) electronic trading platform. A daily settlement price for the Dow Jones-UBS is published at approximately 5:00 p.m. (Eastern Time).

The Dow Jones-UBS is designed to provide:

•	Weightings that reflect economic significance

•	Diversification

•	Annual reweighting and rebalancing

•	Liquidity

The Dow Jones-UBS is a proprietary index that UBS Securities LLC (successor to AIG Financial Products Corp.) developed and that Dow Jones, in conjunction with UBS Securities LLC, calculates. The methodology for determining the composition and weighting of the index and for calculating its level is subject to modification by the Sponsors any time. Dow Jones disseminates the index level at least every 15 seconds from 8:00 a.m. to 3:00 p.m. (Eastern Time), and publishes a daily index level at approximately 5:00 p.m. (Eastern Time), each business day.

As of October 31, 2012, the most recent available date of such information prior to December 31, 2012, the individual commodity weightings for the Dow Jones-UBS were as follows:

Commodity	Weight (%)
Natural Gas	12.74%
Gold	10.00%
Soybeans	8.80%
WTI Crude Oil	7.92%
Corn	7.52%
Copper	6.94%
Wheat	6.59%
Aluminum	5.19%
Brent Crude	4.86%
Live Cattle	3.65%
Heating Oil	3.31%
Soybean Oil	3.20%
Unleaded Gasoline	3.08%
Zinc	3.02%
Sugar	3.01%
Silver	3.00%
Nickel	2.14%
Lean Hogs	1.89%
Coffee	1.72%
Cotton	1.40%

Dow Jones-UBS WTI Crude Oil SubindexSM

ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort DJ-UBS Crude Oil are designed to correspond (before fees and expenses) to two times (2x) or two times the inverse (-2x) of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM, a sub-index of the Dow Jones-UBS. The Dow Jones-UBS WTI Crude Oil SubindexSM is intended to reflect the performance of crude oil as measured by the price of futures contracts of West Texas Intermediate sweet, light crude oil traded on the NYMEX, including the impact of rolling, without regard to income earned on cash positions. The performance of the crude oil futures market is normally very different than the performance of the physical crude oil market (e.g., the price of crude oil at port). See “Item 1A. Risk Factors-The Commodity Index Funds are linked to an index comprised of commodity futures contracts, and are not linked to the spot prices of the underlying physical commodities. Commodity futures contracts may perform very differently from the spot price of the underlying physical commodities” in this Annual Report on Form 10-K.

The Dow Jones-UBS WTI Crude Oil SubindexSM is based on the Crude Oil component of the Dow Jones-UBS, which is described above under “Dow Jones-UBS Commodity IndexSM,” and tracks what is known as a rolling futures position. The roll occurs over a period of five Dow Jones-UBS business days in certain months according to a pre-determined schedule, generally beginning on the fifth business day of the month and ending on the ninth business day. Each day, approximately 20% of each rolling futures position that is included in the month’s roll is rolled, increasing from 0% to 20%, 40%, 60%, 80% and finally 100%. The exact roll methodology differs between certain commodities. The Dow Jones-UBS will reflect the performance of its underlying crude oil futures contracts, including the impact of rolling, without regard to income earned on cash positions. For more information about the risks associated with rolling futures positions, see “Item 1A. Risk Factors-Potential negative impact from rolling futures positions” in this Annual Report on Form 10-K.

Dow Jones-UBS Natural Gas SubindexSM

ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas are designed to correspond (before fees and expenses) to two times (2x) or two times the inverse (-2x) of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM, respectively. The Dow Jones-UBS Natural Gas SubindexSM is intended to reflect the performance of a rolling position in natural gas futures contracts traded on the NYMEX without regard to income earned on cash positions. An investment in natural gas futures contracts may often perform very differently than the price of physical natural gas (e.g., the wellhead or end-user price of natural gas). See “Item 1A. Risk Factors-The Commodity Index Funds are linked to an index comprised of commodity futures contracts, and are not linked to the spot prices of the underlying physical commodities. Commodity futures contracts may perform very differently from the spot price of the underlying physical commodities” in this Annual Report on Form 10-K.

The Dow Jones-UBS Natural Gas SubindexSM is based on the Natural Gas component of the Dow Jones-UBS, which is described above under “Dow Jones-UBS Commodity IndexSM,” and tracks what is known as a rolling futures position. The roll occurs over a period of five Dow Jones-UBS business days in certain months according to a pre-determined schedule, generally beginning on the fifth business day of the month and ending on the ninth business day. Each day, approximately 20% of each rolling futures position that is included in the month’s roll is rolled, increasing from 0% to 20%, 40%, 60%, 80% and finally 100%. The exact roll methodology differs between certain commodities. The index will reflect the performance of its underlying natural gas contracts, including the impact of rolling, without regard to income earned on cash positions. For more information about the risks associated with rolling futures positions, see “Item 1A. Risk Factors -Potential negative impact from rolling futures positions” in this Annual Report on Form 10-K.

Information About the Index Licensor

The “Dow Jones-UBS Commodity IndexesSM,” (the “DJ-UBSCISM”) are a joint product of Dow Jones Indexes, a licensed trademark of CME Group Index Services LLC (“CME Indexes”) and UBS Securities LLC (“UBS Securities”), and have been licensed for use. “Dow Jones®,” “DJ,” “Dow Jones Indexes,” “UBS,” “Dow Jones-UBS Commodity IndexSM” (the DJ-UBSCISM),“Dow Jones-UBS WTI Crude Oil SubindexSM,” “Dow Jones-UBS Natural Gas Subindex” and “DJ-UBSSM” are service marks of Dow Jones Trademark Holdings, LLC and UBS AG (“UBS AG”), as the case may be, and have been licensed to CME Indexes and have been licensed for use for certain purposes by the Trust (“Licensee”).

The Funds are not sponsored, endorsed, sold or promoted by Dow Jones & Company, Inc. (“Dow Jones”) UBS AG, UBS Securities, CME Indexes or any of their subsidiaries or affiliates. None of Dow Jones, UBS AG, UBS Securities, CME Indexes or any of their subsidiaries or affiliates makes any representation or warranty, express or implied, to the owners of or counterparts to the Funds or any member of the public regarding the advisability of investing in securities or commodities generally or in the Funds particularly. The only relationship of Dow Jones, UBS AG, UBS Securities, CME Indexes or any of their subsidiaries or affiliates to the Licensee is the licensing of certain trademarks, trade names and service marks and of the DJ-UBSCISM, which are determined, composed and calculated by CME Indexes in conjunction with UBS Securities without regard to the Licensee or the Funds. Dow Jones, UBS Securities and CME Indexes have no obligation to take the needs of the Licensee or the shareholders of the Funds into consideration in determining, composing or calculating the DJ-UBSCISM. None of Dow Jones, UBS AG, UBS Securities, CME Indexes or any of their respective subsidiaries or affiliates is responsible for or has participated in the determination of the timing of, prices at, or quantities of the shares of the Funds that have been or are to be issued or in the determination or calculation of the equation by which the Shares of the Funds are converted into cash. None of Dow Jones, UBS AG, UBS Securities, CME Indexes or any of their subsidiaries or affiliates shall have any obligation or liability, including, without limitation, to Fund shareholders, in connection with the administration, marketing or trading of the Funds. Notwithstanding any of the foregoing, UBS AG, UBS Securities, CME Group Inc. and their respective subsidiaries and affiliates may independently issue and/or sponsor financial products unrelated to the Shares currently being issued by the License, but which may be similar to and competitive with the Funds. In addition, UBS AG, UBS Securities, CME Group Inc. and their subsidiaries and affiliates actively trade commodities, commodity indexes and commodity futures (including the DJ-UBSCISM), as well as swaps, options and derivatives which are linked to the performance of such commodities, commodity indexes and commodity futures (including the DJ-UBSCISM and Dow Jones-UBS Commodity Index Total ReturnSM) It is possible that this trading activity will affect the value of the DJ-UBSCISM, and Fund shares.

This Annual Report on Form 10-K relates only to Funds and does not relate to the exchange-traded physical commodities underlying any of the DJ-UBSCISM components. Purchasers of the Shares should not conclude that the inclusion of a futures contract in the DJ-UBSCISM is any form of investment recommendation of the futures contract or the underlying exchange-traded physical commodity by Dow Jones, UBS AG, UBS Securities, CME Indexes or any of their subsidiaries or affiliates. The information in this Annual Report on Form 10-K regarding the components of the Dow Jones-UBS has been derived solely from publicly available documents. None of Dow Jones, UBS AG, UBS Securities, CME Indexes or any of their subsidiaries or affiliates has made any due diligence inquiries with respect to the DJ-UBSCISM components in connection with Funds. None of Dow Jones, UBS AG, UBS Securities, CME Index or any of their subsidiaries or affiliates makes any representation that these publicly available documents or any other publicly available information regarding the DJ-UBSCISM components, including without limitation a description of factors that affect the prices of such components, are accurate or complete.

NONE OF DOW JONES, UBS AG, UBS SECURITIES, CME INDEXES OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES GUARANTEES THE ACCURACY AND/OR THE COMPLETENESS OF THE DJ-UBSCISM OR ANY DATA RELATED THERETO AND NONE OF DOW JONES, UBS AG, UBS SECURITIES, CME INDEXES OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES SHALL HAVE ANY LIABILITY FOR ANY ERRORS, OMISSIONS, OR INTERRUPTIONS THEREIN. NONE OF DOW JONES, UBS AG, UBS SECURITIES, CME INDEXES OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES MAKES ANY WARRANTY, EXPRESS OR IMPLIED, AS TO RESULTS TO BE OBTAINED BY THE LICENSEE, FUND SHAREHOLDERS, OR ANY OTHER PERSON OR ENTITY FROM THE USE OF THE DJ-UBSCISM OR ANY DATA RELATED THERETO. NONE OF DOW JONES, UBS AG, UBS SECURITIES, CME INDEXES OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES MAKES ANY EXPRESS OR IMPLIED WARRANTIES, AND EXPRESSLY DISCLAIMS ALL WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE WITH RESPECT TO THE DJ-UBSCISM OR ANY DATA RELATED THERETO. WITHOUT LIMITING ANY OF THE FOREGOING, IN NO EVENT SHALL DOW JONES, UBS AG, UBS SECURITIES, CME INDEXES OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES HAVE ANY LIABILITY FOR ANY LOST PROFITS OR INDIRECT, PUNITIVE, SPECIAL OR CONSEQUENTIAL DAMAGES OR LOSSES, EVEN IF NOTIFIED OF THE POSSIBILITY THEREOF. THERE ARE NO THIRD PARTY BENEFICIARIES OF ANY AGREEMENTS OR ARRANGEMENTS AMONG DOW JONES, UBS SECURITIES, CME INDEXES AND THE LICENSEE, OTHER THAN UBS AG AND THE LICENSORS OF CME INDEXES.

Description of the Commodity Benchmarks

Gold

ProShares Ultra Gold and ProShares UltraShort Gold are designed to correspond (before fees and expenses) to two times (2x) or two times the inverse (-2x), respectively, of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. The Funds do not directly or physically hold the underlying gold, but instead, seek exposure to gold through the use of Financial Instruments whose value is based on the underlying price of gold to pursue their investment objective. The benchmark price of gold is the U.S. dollar price of gold bullion as measured by the London afternoon fixing price per troy ounce of unallocated gold bullion for delivery in London through a member of the London Bullion Market Association (“LBMA”) authorized to effect such delivery.

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

A London gold “fix” is conducted each trading day at 3:00 p.m. London time providing a reference gold price for that day’s trading. Many long-term contracts are priced on the basis of the London gold fix and market participants will usually refer to the London gold fix when looking for a basis for valuation. The Sponsor believes that the London fix is the most widely used benchmark for daily gold prices and is quoted by various major market data vendors.

Silver

ProShares Ultra Silver and ProShares UltraShort Silver are designed to correspond (before fees and expenses) to two times (2x) or two times the inverse (-2x), respectively, of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The Funds do not directly or physically hold the underlying silver, but instead seek exposure to silver through the use of Financial Instruments whose value is based on the underlying price of silver to pursue their investment objective. The benchmark price of silver is the U.S. Dollar price of silver bullion as measured by the London fixing price per troy ounce of unallocated silver bullion for delivery in London through a member of the LBMA authorized to effect such delivery.

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

A London silver “fix” is conducted each trading day at 12:00 p.m. London time providing a reference silver price for that day’s trading. Many long-term contracts are priced on the basis of the London silver fix and market participants will usually refer to the London silver fix when looking for a basis for valuation. The Sponsor believes that the London fix is the most widely used benchmark for daily silver prices and is quoted by various major market data vendors.

Description of the Currencies Benchmarks

The Currency Funds are designed to correspond (before fees and expenses) to two times (2x), the inverse (-1), two times the inverse (-2x), or three times the inverse (-3x) of the daily performance of the spot price of the applicable currency versus the U.S. dollar. The spot price of each currency is measured by the 4:00 p.m. (Eastern Time) spot prices as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency. The Currency Funds do not necessarily directly or physically hold the underlying currency or currencies and will instead seek exposure through the use of certain Financial Instruments whose value is based on the price of the underlying currency to pursue its investment objective.

Australian Dollar

ProShares Ultra Australian Dollar and ProShares UltraShort Australian Dollar are designed to correspond (before fees and expenses) to two times (2x) or two times the inverse (-2x) of the daily performance of the Australian dollar spot price versus the U.S. dollar, respectively. These Funds use the 4:00 p.m. (Eastern Time) Australian dollar/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency, as the basis for the underlying benchmark.

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

Euro

ProShares Ultra Euro, ProShares Short Euro, ProShares UltraShort Euro and ProShares UltraPro Short Euro are designed to correspond (before fees and expenses) to two times (2x), the inverse (-1), two times the inverse (-2x), or three times the inverse (-3x), respectively, of the daily performance of the euro spot price versus the U.S. dollar. These Funds use the 4:00 p.m. (Eastern Time) Euro/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency, as the basis for the underlying benchmark.

In 1998, the European Central Bank in Frankfurt was organized by Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal and Spain in order to establish a common currency-the euro. In 2001, Greece joined as the twelfth country adopting the Euro as its national currency. Unlike the U.S. Federal Reserve System, the Bank of Japan and other comparable central banks, the European Central Bank is a central authority that conducts monetary policy for an economic area consisting of many otherwise largely autonomous states.

At its inception on January 1, 1999, the euro was launched as an electronic currency used by banks, foreign exchange dealers and stock markets. In 2002, the euro became cash currency for approximately 300 million citizens of 12 European countries. Today, 23 countries use the Euro, including Andorra, Cyprus, Finland, Kosovo, Malta, Monaco, Montenegro, San Marino, Slovakia, Slovenia and the Vatican City.

Although the European countries that have adopted the euro are members of the European Union (“EU”), the United Kingdom, Denmark and Sweden are EU members that have not adopted the euro as their national currency.

Japanese Yen

ProShares Ultra Yen and ProShares UltraShort Yen are designed to correspond (before fees and expenses) to two times (2x) or two times the inverse (-2x), respectively, of the daily performance of the Japanese yen spot price versus the U.S. dollar. These Funds use the 4:00 p.m. (Eastern Time) Japanese yen/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency, as the basis for the underlying benchmark.

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

The Short-Term VIX Index employs rules for selecting VIX futures contracts comprising the Short-Term VIX Index and a formula to calculate a level for that index from the prices of these VIX futures contracts. Specifically, the VIX futures contracts comprising the Short-Term VIX Index represent the prices of two near-term VIX futures contracts, replicating a position that rolls the nearest month VIX futures to the next month VIX futures on a daily basis in equal fractional amounts. This results in a constant weighted average maturity of one-month. The roll period begins on the Tuesday prior to the monthly CBOE VIX futures settlement and runs through the Tuesday prior to the subsequent month’s CBOE VIX futures settlement date.

The Mid-Term VIX Index also employs rules for selecting its VIX futures contracts comprising the Mid-Term VIX Index and a formula to calculate a level for that index from the prices of these VIX futures contracts. Specifically, the VIX futures contracts comprising the Mid-Term VIX Index represent the prices for four contract months of VIX futures contracts, representing a rolling long position in the fourth, fifth, sixth and seventh month VIX futures contracts. The Mid-Term VIX Index rolls continuously throughout each month while maintaining positions in the fifth and sixth month contracts. This results in a constant weighted average maturity of five months.

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

The performance of the VIX Futures Indexes is influenced by the S&P 500 (and options thereon) and the VIX. A description of VIX futures contracts, the VIX and the S&P 500 follows:

VIX Futures Contracts

Both VIX Futures Indexes are comprised of VIX futures contracts. VIX futures contracts were first launched for trading by the CBOE in 2004. VIX futures contracts have expirations ranging from the front month consecutively out to the tenth month. VIX futures contracts allow investors the ability to invest based on their view of forward implied market volatility. Investors that believe the forward implied market volatility of the S&P 500, as represented by VIX futures, will increase may buy VIX futures. Conversely, investors that believe that the forward implied market volatility of the S&P 500, as represented by VIX futures, will decline may sell VIX futures. VIX futures are reported by Bloomberg L.P. under the ticker symbol “VX.”

While the VIX represents a measure of the current expected volatility of the S&P 500 over the next 30 days, the prices of VIX futures contracts are based on the current expectation of what the expected 30-day volatility will be at a particular time in the future (on the expiration date). The VIX and VIX futures generally behave quite differently. To illustrate, on November 30, 2012, the VIX was 15.87 and the price of the December 2012 VIX futures contracts expiring on December 18, 2012 was 15.55. In this example, the price of the VIX represented the 30-day implied, or “spot,” volatility (the volatility expected for the period from November 30, 2012 to December 31, 2012) of the S&P 500 and the December VIX futures contracts represented forward implied volatility (the volatility expected for the period from December 18, 2012 to January 18, 2013) of the S&P 500. The spot/forward relationship between the VIX and VIX futures has two noteworthy consequences: (1) the price of a VIX futures contract can be lower, equal to or higher than the VIX, depending on whether the market expects volatility to be lower, equal to or higher in the 30-day forward period covered by the VIX futures contract than in the 30-day spot period covered by the VIX; and (2) an investor cannot create a position equivalent to one in VIX futures contracts by buying the VIX and holding the position to the futures expiration date while financing the transaction.

The VIX

The VIX Funds are not linked to the VIX and can be expected to perform very differently from the VIX. The VIX is an index designed to measure the implied volatility of the S&P 500 over 30 days in the future, and is calculated based on the prices of certain put and call options on the S&P 500. The VIX is reflective of the premium paid by investors for certain options linked to the level of the S&P 500. During periods of rising investor uncertainty, including periods of market instability, the implied level of volatility of the S&P 500 typically increases and, consequently, the prices of options linked to the S&P 500 typically increase (assuming all other relevant factors remain constant or have negligible changes). This, in turn, causes the level of the VIX to increase. The VIX has historically had a negative correlation to the S&P 500. The VIX was developed by the CBOE and is calculated, maintained and published by the CBOE. The CBOE has no obligation to continue to publish, and may discontinue the publication of, the VIX. The VIX is reported by Bloomberg L.P. under the ticker symbol “VIX.” The calculation of the VIX involves a formula that uses the prices of a weighted series of out-of-the-money put and call options on the level of the S&P 500 (“SPX Options”) with two adjacent expiry terms to derive a constant 30-day forward measure of market volatility. The VIX is calculated independent of any particular option pricing model and in doing so seeks to eliminate any biases which may otherwise be included in using options pricing methodology based on certain assumptions. Although the VIX measures the 30-day forward volatility of the S&P 500 as implied by the SPX Options, 30-day options are only available once a month. To arrive at the VIX level, a broad range of out-of-the money SPX Options expiring on the two closest nearby months (“near term options” and “next term options,” respectively) are selected in order to bracket a 30-day calendar period. SPX Options having a maturity of less than eight days are excluded at the outset and, when the near term options have eight days or less left to expiration, the VIX rolls to the second and third contract months in order to minimize pricing anomalies that occur close to expiration. The model-free implied volatility using prices of the near term options and next term options are then calculated on a strike price weighted average basis in order to arrive at a single average implied volatility value for each month. The results of each of the two months are then interpolated to arrive at a single value with a constant maturity of 30 days to expiration.

The S&P 500

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non-mechanical process that factors in criteria such as liquidity, price, market capitalization and financial viability. Reconstitution occurs both on a quarterly and ongoing basis. As of December 31, 2012, the S&P 500 included companies with capitalizations between $1.6 billion and $500.6 billion. The average capitalization of the companies comprising the Index was approximately $27 billion. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. S&P chooses companies for inclusion in the S&P 500 with the objective of achieving a distribution by broad industry groupings that approximates the distribution of these groupings in the common stock population of the U.S. equity market. S&P may from time-to-time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

THE VIX FUNDS ARE NOT SPONSORED, ENDORSED, SOLD OR PROMOTED BY S&P AND ITS AFFILIATES OR CBOE. S&P AND CBOE MAKE NO REPRESENTATION, CONDITION OR WARRANTY, EXPRESS OR IMPLIED, TO THE OWNERS OF THE VIX FUNDS OR ANY MEMBER OF THE PUBLIC REGARDING THE ADVISABILITY OF INVESTING IN SECURITIES GENERALLY OR IN THE VIX FUNDS PARTICULARLY OR THE ABILITY OF THE INDEXES TO TRACK MARKET PERFORMANCE AND/OR OF GROUPS OF ASSETS OR ASSET CLASSES AND/OR TO ACHIEVE ITS STATED OBJECTIVE AND/OR TO FORM THE BASIS OF A SUCCESSFUL INVESTMENT STRATEGY, AS APPLICABLE. S&P’S AND CBOE’S ONLY RELATIONSHIP TO THE TRUST ON BEHALF OF ITS APPLICABLE SERIES AND THE SPONSOR IS THE LICENSING OF CERTAIN TRADEMARKS AND TRADE NAMES AND OF THE VIX FUTURES INDEXES WHICH ARE DETERMINED, COMPOSED AND CALCULATED BY S&P WITHOUT REGARD TO THE TRUST ON BEHALF OF ITS APPLICABLE SERIES AND THE SPONSOR OR THE VIX FUNDS. S&P HAS NO OBLIGATION TO TAKE THE NEEDS OF THE TRUST ON BEHALF OF ITS APPLICABLE SERIES AND THE SPONSOR OR THE OWNERS OF THE VIX FUNDS INTO CONSIDERATION IN DETERMINING, COMPOSING OR CALCULATING THE VIX FUTURES INDEXES. S&P AND CBOE ARE NOT ADVISORS TO THE VIX FUNDS AND ARE NOT RESPONSIBLE FOR AND HAVE NOT PARTICIPATED IN THE DETERMINATION OF THE PRICES AND AMOUNT OF THE VIX FUNDS OR THE TIMING OF THE ISSUANCE OR SALE OF THE VIX FUNDS OR IN THE DETERMINATION OR CALCULATION OF THE EQUATION BY WHICH THE VIX FUND SHARES ARE TO BE CONVERTED INTO CASH. S&P AND CBOE HAVE NO OBLIGATION OR LIABILITY IN CONNECTION WITH THE ADMINISTRATION, MARKETING, OR TRADING OF THE VIX FUNDS.

NEITHER S&P, ITS AFFILIATES NOR THIRD PARTY LICENSORS, INCLUDING CBOE, GUARANTEES THE ACCURACY AND/OR THE COMPLETENESS OF THE VIX FUTURES INDEXES OR ANY DATA INCLUDED THEREIN AND S&P, ITS AFFILIATES AND THEIR THIRD PARTY LICENSORS, INCLUDING CBOE, SHALL HAVE NO LIABILITY FOR ANY ERRORS, OMISSIONS, OR INTERRUPTIONS THEREIN. S&P AND CBOE MAKE NO WARRANTY, CONDITION OR REPRESENTATION, EXPRESS OR IMPLIED, AS TO RESULTS TO BE OBTAINED BY THE TRUST ON BEHALF OF ITS APPLICABLE SERIES AND THE SPONSOR, OWNERS OF THE VIX FUNDS, OR ANY OTHER PERSON OR ENTITY FROM THE USE OF

THE VIX FUTURES INDEXES OR ANY DATA INCLUDED THEREIN. S&P AND CBOE MAKE NO EXPRESS OR IMPLIED WARRANTIES, REPRESENTATIONS OR CONDITIONS, AND EXPRESSLY DISCLAIM ALL WARRANTIES OR CONDITIONS OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE AND ANY OTHER EXPRESS OR IMPLIED WARRANTY OR CONDITION WITH RESPECT TO THE VIX FUTURES INDEXES OR ANY DATA INCLUDED THEREIN. WITHOUT LIMITING ANY OF THE FOREGOING, IN NO EVENT SHALL S&P, ITS AFFILIATES OR THEIR THIRD PARTY LICENSORS, INCLUDING CBOE, HAVE ANY LIABILITY FOR ANY SPECIAL, PUNITIVE, INDIRECT, OR CONSEQUENTIAL DAMAGES (INCLUDING LOST PROFITS) RESULTING FROM THE USE OF THE VIX FUTURES INDEXES OR ANY DATA INCLUDED THEREIN, EVEN IF NOTIFIED OF THE POSSIBILITY OF SUCH DAMAGES.

Description of the S&P Dynamic Futures Index and its Sub-Index

Developed by S&P, the DFI and the DCFI are long/short rules-based investable indexes designed to attempt to capture the economic benefit derived from both rising and declining trends in futures prices. The DFI is composed of the Index Components, representing unleveraged long or short positions in futures contracts in the commodity and financial markets. These Index Components are then formed into groups of one or more contracts with similar characteristics known as “sectors.” Index Components within each sector are chosen based on fundamental characteristics and liquidity. The Commodities Futures Contracts comprise the DCFI.

The weight assigned to each Index Component is set on an annual basis. Commodity Futures Contracts weights are based on generally known world production levels as determined by the S&P GSCI Light Energy Index. Weightings of the Financial Futures Contracts are based on, but not directly proportional to, gross domestic product. The Index Components are rebalanced to these weights each month concurrently with the roll and repositioning, as further described herein.

The positions the DFI (and accordingly, the DCFI) takes in the Index Components are not long-only, but are set, long or short based on the relation of the current price input of the Index Component with a seven-month weighted moving average of the price input of the same Index Component.

The following charts reflect the initial 2012 weighting schemes for the DFI and DCFI (each rounded to the nearest one-hundredth). The initial DFI weights (to which the DFI rebalances each month) will be as follows:

DFI Weights*

Sub-Index	Weight	Sector	Weight	Component	Weight
Commodity	50%	Energy	15.06%	Light Crude	10.94%
Futures Contracts				Heating Oil	1.79%
				RBOB Natural Gas	1.74%
				Natural Gas	0.59%
		Industrial Metals	4.67%	Copper	4.67%
		Precious Metals	5.09%	Gold	4.37%
				Silver	0.72%
		Livestock	6.02%	Lean Hogs	2.12%
				Live Cattle	3.90%
		Grains	13.33%	Corn	6.20%
				Soybeans	3.16%
				Wheat	3.97%
		Softs	5.83%	Coffee	1.23%
				Cocoa	0.31%
				Sugar	2.66%
				Cotton	1.63%
Financial	50%	Australian Dollar	1.61%	Australian Dollar	1.61%
Futures Contracts		British Pound	3.01%	British Pound	3.01%
		Canadian Dollar	2.05%	Canadian Dollar	2.05%
		Euro	16.50%	Euro	16.50%
		Japanese Yen	7.09%	Japanese Yen	7.09%
		Swiss Franc	0.66%	Swiss Franc	0.66%
		U.S. Treasury Notes	9.54%	U.S. Treasury Notes	9.54%
		U.S. Treasury Bonds	9.54%	U.S. Treasury Bonds	9.54%

Totals	100%		100%		100%

*	Sector and component weights have been rounded to the nearest .01%.

For the DCFI, the initial index weightings (to which the DCFI rebalances each month) are as follows:

DCFI Weights*

Sector	Weight	Component	Weight
Energy	30.12%	Light Crude	21.86%
		Heating Oil	3.58%
		RBOB Natural Gas	3.49%
		Natural Gas	1.19%
Industrial Metals	9.34%	Copper	9.34%
Precious Metals	10.18%	Gold	8.73%
		Silver	1.45%
Livestock	12.04%	Lean Hogs	4.24%
		Live Cattle	7.80%
Grains	26.67%	Corn	12.41%
		Soybeans	6.31%
		Wheat	7.95%
Softs	11.67%	Coffee	2.45%
		Cocoa	0.62%
		Sugar	5.34%
		Cotton	3.26%

Total	100%		100%

*	Sector and component weights have been rounded to the nearest .01%.

Determining the Long/Short Positioning of the Sectors

Each month, the DFI and the DCFI will take long or short positions in each Index Component relative to a seven-month exponential weighted moving average price change. Long positions are tracked when an Index Component’s current one-month price change is greater than or equal to the exponential average of the past seven monthly price inputs. Short positions are tracked when an Index Component’s current one-month price change is less than the exponential average of the past seven monthly price inputs. The price inputs represent the monthly percentage change of an Index Component’s price. Monthly positions are determined on the second to last DFI business day of the month (defined as the position determination date, or PDD) when the monthly percentage change of an Index Component’s price is compared to past monthly price changes, exponentially weighted to give greatest weight to the most recent return and least weight to the return seven months prior. The weighted sum of the percentage changes of all the Index Component prices equals the daily movement of the DFI. To create an exponential average for comparison, price inputs (percentage change from current and previous PDDs) are weighted per the schedule below. Due to this weighting methodology, current price movements are more important than those of the more distant past.

Number of Months	Weight*
7	2.32%
6	3.71%
5	5.94%
4	9.51%
3	15.22%
2	24.34%
1	38.96%

Total	100.00%

*	Monthly weights have been rounded to the nearest .01%.

Rolling

During this monthly rebalancing, each of the DFI and DCFI will also “roll” certain of its positions from the current contract to a contract further from settlement. In order to maintain consistent exposure to the Index Components that compose the index, each Index Component contract must be sold prior to its expiration date and replaced by a contract maturing at a specified date in the future. This process is known as rolling. Index Component contracts are rolled periodically. The rolls are implemented pursuant to a roll schedule over a five-day period from the first (1st) through the fifth (5th) DFI business days of the month. A DFI business day is any day on which the majority of the Index Components are open for official trading and official settlement prices are provided, excluding holidays and weekends.

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

The manner by which Creation Units are purchased and redeemed is dictated by the terms of the Authorized Participant Agreement and Authorized Participant Handbook. By placing a purchase order, an Authorized Participant agrees to deposit cash with the Custodian of the Funds. If permitted by the Sponsor in its sole discretion with respect to a Fund, an Authorized Participant also agrees to enter into or arrange for an exchange of futures for related position or block trade with the relevant Fund whereby the Authorized Participant would also transfer to such Fund a number and type of exchange-traded futures contracts at or near the closing settlement price for such contracts on the purchase order date. Similarly, the Sponsor in its sole discretion may agree with an Authorized Participant to use an exchange of futures for related position to effect an order to redeem Creation Units.

An exchange of futures for related position is a technique permitted by the rules of the applicable futures exchange that, as utilized by a Fund in the Sponsor’s discretion, would allow such Fund to take a position in a futures contract from an Authorized Participant, or give futures contracts to an Authorized Participant, in the case of a redemption, rather than to enter the futures exchange markets to obtain such a position. An exchange of futures for related position by itself will not change either party’s net risk position materially. Because the futures position that a Fund would otherwise need to take in order to meet its investment objective can be obtained without unnecessarily impacting the financial or futures markets or their pricing, exchanges of futures for related positions can generally be viewed as transactions beneficial to a Fund. A block trade is a technique that permits certain Funds to obtain a futures position without going through the market auction system and can generally be viewed as a transaction beneficial to the Fund.

Authorized Participants may pay a fixed transaction fee of up to $500 in connection with each order to create or redeem a Creation Unit in order to compensate Brown Brothers Harriman & Co. (“BBH&Co.”), as the Administrator, the Custodian and the Transfer Agent of each Fund and its Shares, for services in processing the creation and redemption of Creation Units and to offset the costs of increasing or decreasing derivative positions. Authorized Participants also may pay a variable transaction fee to the Fund of up to 0.10% of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of the transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.

The form of Authorized Participant Agreement and the related Authorized Participant Handbook set forth the procedures for the creation and redemption of Creation Units and for the payment of cash required for such creations and redemptions. The Sponsor may delegate its duties and obligations under the form of Authorized Participant Agreement to SEI Investments Distribution Co. (“SEI”) or BBH&Co., in its capacity as the Administrator, without consent from any shareholder or Authorized Participant. The form of Authorized Participant Agreement and the related procedures attached thereto may be amended by the Sponsor without the consent of any shareholder or Authorized Participant. Authorized Participants who purchase Creation Units from a Fund receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Fund, and no such person has any obligation or responsibility to the Sponsor or the Fund to affect any sale or resale of Shares.

Authorized Participants are cautioned that some of their activities may result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus delivery and liability provisions of the Securities Act of 1933, as amended (the “1933 Act”).

Each Authorized Participant must be registered as a broker-dealer under the 1934 Act and regulated by Financial Industry Regulatory Authority (“FINRA”), or exempt from being, or otherwise not required to be, so regulated or registered, and must be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may be regulated under federal and state banking laws and regulations. Each Authorized Participant must have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

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

Creation Procedures

On any Business Day, an Authorized Participant may place an order with the Distributor to create one or more Creation Units. For purposes of processing both purchase and redemption orders, a “Business Day” means any day on which the NAV of such Fund is determined. Purchase orders must be placed by the cut-off time shown below or earlier if the NYSE, a Fund’s primary listing exchange, or other exchange material to the valuation or operation of such Fund (any Exchange) closes before the cut-off time. If a purchase order is received prior to the applicable cut-off time, the day on which SEI receives a valid purchase order is the purchase order date. If the purchase order is received after the applicable cut-off time, the purchase order date will be the next day. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of such Creation Units, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the purchase order.

Determination of Required Payment

The total payment required to create each Creation Unit is or will be the NAV of 50,000 Shares of the applicable Geared Fund and Managed Futures Fund, or 25,000 Shares of the applicable Matching VIX Fund on the purchase order date plus the applicable transaction fee. For each Fund, Authorized Participants have create/redeem cut-off times prior to the NAV calculation time, which may be different from the close of the U.S. markets, as shown in the table below.

Underlying Benchmark	Create/Redeem Cutoff	NAV Calculation Time
Silver	6:30 a.m. (Eastern Time)	7:00 a.m. (Eastern Time)*
Gold	9:30 a.m. (Eastern Time)	10:00 a.m. (Eastern Time)*
DJ-UBS Commodity IndexSM	10:45 a.m. (Eastern Time)	3:00 p.m. (Eastern Time)
S&P Dynamic Futures Index	10:45 a.m. (Eastern Time)	3:00 p.m. (Eastern Time)
S&P Dynamic Commodities Futures Index	10:45 a.m. (Eastern Time)	3:00 p.m. (Eastern Time)
S&P VIX Short-Term Futures	2:00 p.m. (Eastern Time)	4:15 p.m. (Eastern Time)
S&P VIX Mid-Term Futures	2:00 p.m. (Eastern Time)	4:15 p.m. (Eastern Time)
DJ-UBS WTI Crude Oil SubindexSM	2:00 p.m. (Eastern Time)	2:30 p.m. (Eastern Time)
DJ-UBS Natural Gas SubindexSM	2:00 p.m. (Eastern Time)	2:30 p.m. (Eastern Time)
Australian dollar	3:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Euro	3:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Yen	3:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)

*	For silver and gold, this time may vary due to differences in when daylight savings time is effective between London and New York. The actual times equate to noon London time for silver and 3:00 p.m. London time for gold.

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

Delivery of Exchange of Futures Contract for Related Position (“EFCRP”) Futures Contracts or Block Trades

In the event that the Sponsor shall have determined to permit the Authorized Participant to transfer futures contracts pursuant to an EFCRP or to engage in a block trade purchase of futures contracts from the Authorized Participant with respect to a Fund, as well as to deliver cash, in the creation process, futures contracts required for settlement must be transferred directly to the Fund’s account at its FCM. If the cash is not received by the market close on the third Business Day following the purchase order date (T+3); such order may be charged interest for delayed settlements or cancelled. In the event a purchase order is cancelled, the Authorized Participant will be responsible for reimbursing a Fund for all costs associated with cancelling the order including costs for repositioning the portfolio. At its sole discretion, the Sponsor may agree to a delivery date other than T+3. The Creation Unit will be delivered to the Authorized Participant upon the Custodian’s receipt of the cash purchase amount and the futures contracts.

Suspension or Rejection of Purchase Orders

In respect of any Fund, the Sponsor may, in its discretion, suspend the right to repurchase, or postpone the purchase settlement date, (1) for any period during which any of the NYSE, NYSE Arca, CBOE, CFE, CME (including CBOT and NYMEX) or ICE or other exchange material to the valuation or operation of the Funds (each, an “Exchange”) is closed or when trading is suspended or restricted on such Exchanges in any of the underlying commodities; (2) for any period during which an emergency exists as a result of which the fulfillment of a purchase order is not reasonably practicable; or (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Sponsor also may reject a purchase order if:

•	it determines that the purchase order is not in proper form;

•	the Sponsor believes that the purchase order would have adverse tax consequences to a Fund or its shareholders;

•	the order would be illegal; or

•	circumstances outside the control of the Sponsor make it, for all practical purposes, not feasible to process creations of Creation Units.

None of the Sponsor, the Administrator or the Custodian will be liable for the suspension or rejection of any purchase order.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Creation Units mirror the procedures for the creation of Creation Units. On any Business Day, an Authorized Participant may place an order with the Distributor to redeem one or more Creation Units. If a redemption order is received prior to the applicable cut-off time, or earlier if any Exchange closes before the cut-off time, the day on which SEI receives a valid redemption order is the redemption order date. If the redemption order is received after the applicable cut-off time, the redemption order date will be the next day. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual shareholders may not redeem directly from a Fund.

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

Delivery of Redemption Proceeds

The redemption proceeds due from a Fund are delivered to the Authorized Participant at noon (Eastern Time), on the third Business Day immediately following the redemption order date if, by such time on such Business Day immediately following the redemption order date, a Fund’s DTC account has been credited with the Creation Units to be redeemed. The Fund should be credited through: (1) the CNS clearing process of NSCC, as such processes have been enhanced to effect creations and redemptions of Creation Units; or (2) the facilities of DTC on a Delivery Versus Payment basis. If a Fund’s DTC account has not been credited with all of the Creation Units to be redeemed by such time, the redemption distribution is delivered to the extent whole Creation Units are received. Any remainder of the redemption distribution is delivered on the next Business Day to the extent any remaining whole Creation Units are received if: (1) the Sponsor receives the fee applicable to the extension of the redemption distribution date which the Sponsor may, from time to time determine and; (2) the remaining Creation Units to be redeemed are credited to the Fund’s DTC account by noon (Eastern Time), on such next Business Day. Any further outstanding amount of the redemption order may be cancelled. The Authorized Participant will be responsible for reimbursing a Fund for all costs associated with cancelling the order including costs for repositioning the portfolio.

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

Suspension or Rejection of Redemption Orders

In respect of any Fund, the Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which any Exchange is closed or when trading is suspended or restricted on such Exchanges in any of the underlying commodities; (2) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable; or (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

NAV

The NAV in respect of a Fund, means the total assets of the Fund including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of such Fund, each determined on the basis of generally accepted accounting principles in the United States, consistently applied under the accrual method of accounting. In particular, the NAV includes any unrealized profit or loss on open Financial Instruments, and any other credit or debit accruing to a Fund but unpaid or not received by a Fund. The NAV per Share of each Fund is computed by dividing the value of the net assets of such Fund (i.e., the value of its total assets less total liabilities) by its total number of Shares outstanding. Expenses and fees are accrued daily and taken into account for purposes of determining the NAV. Each Fund’s NAV is calculated on each day other than a day when one (or more) of such Fund’s Exchanges is closed for regular trading. The Funds compute their NAVs at the times set forth below or an earlier time as set forth on www.ProShares.com if necessitated by an Exchange closing early.

Fund	NAV Calculation Time
ProShares Ultra Silver	7:00 a.m. (Eastern Time)*
ProShares UltraShort Silver

ProShares Ultra Gold	10:00 a.m. (Eastern Time)*
ProShares UltraShort Gold

ProShares Ultra DJ-UBS Crude Oil	2:30 p.m. (Eastern Time)
ProShares UltraShort DJ-UBS Crude Oil

ProShares Ultra DJ-UBS Natural Gas	2:30 p.m. (Eastern Time)
ProShares UltraShort DJ-UBS Natural Gas

ProShares Ultra DJ-UBS Commodity
ProShares UltraShort DJ-UBS Commodity	3:00 p.m. (Eastern Time)

ProShares Managed Futures Strategy	3:00 p.m. (Eastern Time)
ProShares Commodity Managed Futures Strategy	3:00 p.m. (Eastern Time)

ProShares Ultra Australian Dollar	4:00 p.m. (Eastern Time)
ProShares UltraShort Australian Dollar

ProShares Ultra Euro	4:00 p.m. (Eastern Time)
ProShares Short Euro
ProShares UltraShort Euro
ProShares UltraPro Short Euro

ProShares Ultra Yen	4:00 p.m. (Eastern Time)
ProShares Ultra Short Yen

ProShares Ultra VIX Short-Term Futures	4:15 p.m. (Eastern Time)
ProShares VIX Short-Term Futures
ProShares Short VIX Short-Term Futures

ProShares VIX Mid-Term Futures	4:15 p.m. (Eastern Time)

*	For silver and gold, this time may vary due to differences in when daylight savings time is effective between London and New York. The actual times equate to noon London time for silver and 3:00 p.m. London time for gold.

In calculating the NAV of a Fund, the settlement value of the Fund’s non-exchange traded Financial Instruments, is or will be determined by applying the then-current disseminated value for the applicable benchmark to the terms of such Fund’s non-exchange traded Financial Instruments. However, in the event that an underlying commodity, reference asset or Index Component, as applicable, is not trading due to the operation of daily limits or otherwise, the Sponsor may, in its sole discretion, choose to fair value the index level in order to value the Fund’s non-exchange traded Financial Instruments for purposes of the NAV calculation. Futures contracts traded on a U.S. exchange are calculated at their then-current market value, which is based upon the settlement price (for the Commodity Index Funds, the VIX Funds and the Managed Futures Funds) or the last traded price before the NAV time (for the Commodity Funds and the Currency Funds), for that particular futures contract traded on the applicable U.S. exchange on the date with respect to which the NAV is being determined. If a futures contract traded on a U.S. exchange could not be liquidated on such day, due to operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the Sponsor may, in its sole discretion, choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value prices would generally be determined based on available inputs about the current value of the underlying reference assets and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards.

The current market value of all open futures contracts traded on a non-U.S. exchange, to the extent applicable, are based upon the settlement price for that particular futures contract traded on the applicable non-U.S. exchange on the date with respect to which NAV is being determined; provided further, that if a futures contract traded on a non-U.S. exchange, to the extent applicable, could not be liquidated on such day, due to the operation of daily limits (if applicable) or other rules of the exchange upon which that position is traded or otherwise, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. The Sponsor may in its sole discretion (and under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or manmade disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of a Fund pursuant to such other principles as the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. The amount of any distribution will be a liability of such Fund from the day when the distribution is declared until it is paid.

The Funds may use a variety of money market instruments to invest excess cash. Short-term bonds used in this capacity and expected to be held-to-maturity will be priced for net asset value purposes at amortized cost.

Indicative Optimized Portfolio Value (“IOPV”)

The IOPV is an indicator of the value of a Fund’s net assets at the time the IOPV is disseminated. The IOPV is calculated and disseminated every 15 seconds throughout the trading day. The IOPV is generally calculated using the prior day’s closing net assets of a Fund as a base and updating throughout the trading day changes in the value of the Financial Instruments held by a Fund. The IOPV should not be viewed as an actual real time update of the NAV because NAV is calculated only once at the end of each trading day. The IOPV also should not be viewed as a precise value of the Shares. The IOPV for Funds based on the Dow Jones-UBS WTI Crude Oil SubindexSM and the DJ-UBS Natural Gas IndexSM will not update following the determination of the 2:30 p.m. settlement price of the futures contracts underlying those indexes. The IOPVs for Funds based on the DJ-UBS Commodity IndexSM will receive progressively more limited updates during a trading day as the settlement price for each individual component is determined, and such IOPVs will not update after all of the underlying components have determined settlement prices. For the Managed Futures Funds, the IOPVs will be updated during the BATS Exchange Core Trading Session when applicable futures exchanges are trading futures contracts held by the Funds. As the final settlement price for each Index Component is determined, each specific Index Component’s price will remain fixed and the IOPV will reflect such settlement prices. The IOPV will cease updating after all Index Component settlement prices for the current day have been determined.

The applicable Exchange disseminates the IOPV. In addition, the IOPV is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

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

Purchases and Sales in the Secondary Market on the NYSE Arca or the BATS Exchange

The Shares of each Fund are or will be listed on the NYSE Arca or the BATS Exchange. Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, began trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares UltraShort Gold, began trading on the NYSE Arca on December 3, 2008. Two of the VIX Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, began trading on the NYSE Arca on January 3, 2011. Two of the VIX Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, began trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas, began trading on the NYSE Arca on October 4, 2011. One of the Funds, ProShares Short Euro, commenced trading on the NYSE Arca on June 26, 2012. Two of the Funds, ProShares Ultra Australian Dollar and ProShares UltraShort Australian Dollar, commenced trading on the NYSE Arca on July 17, 2012. As of December 31, 2012, the New Funds had not commenced investment operations or trading. The Shares of each Fund that has commenced investment operations are listed on the NYSE Arca under the following symbols:

Fund	Ticker Symbol
ProShares Ultra DJ-UBS Commodity	UCD
ProShares UltraShort DJ-UBS Commodity	CMD
ProShares Ultra DJ-UBS Crude Oil	UCO
ProShares UltraShort DJ-UBS Crude Oil	SCO
ProShares Ultra DJ-UBS Natural Gas	BOIL
ProShares UltraShort DJ-UBS Natural Gas	KOLD
ProShares Ultra Gold	UGL

ProShares UltraShort Gold	GLL
ProShares Ultra Silver	AGQ
ProShares UltraShort Silver	ZSL
ProShares Ultra Australian Dollar	GDAY
ProShares UltraShort Australian Dollar	CROC
ProShares Ultra Euro	ULE
ProShares Short Euro	EUFX
ProShares UltraShort Euro	EUO
ProShares Ultra Yen	YCL
ProShares UltraShort Yen	YCS
ProShares Ultra VIX Short-Term Futures ETF	UVXY
ProShares VIX Short-Term Futures ETF	VIXY
ProShares Short VIX Short-Term Futures ETF	SVXY
ProShares VIX Mid-Term Futures ETF	VIXM

It is anticipated that applications will be made with the NYSE Arca or the BATS Exchange to list the Shares of each New Fund.

Secondary market purchases and sales of Shares are subject to ordinary brokerage commissions and charges. The Shares of each Fund trade and the Shares of each New Fund are anticipated to trade on either the NYSE Arca or the BATS Exchange, like any other exchange-listed security.

Fees and Expenses

Organization and Offering Expenses

The Trust has paid or will pay expenses incurred in connection with organizing each Fund and the initial offering of each Fund’s Shares, and the Sponsor did not or will not charge its fee in the first year of operations of each Fund in an amount equal to the organization and offering costs. The Sponsor reimbursed or will reimburse each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund to the extent that its organizational and offering costs exceeded 0.95% of its average daily NAV for the first year of operations. The Sponsor reimbursed each Matching VIX Fund to the extent that its organizational and offering costs exceeded 0.85% of its average daily NAV for the first year of operations. The Sponsor will reimburse each Managed Futures Fund to the extent that its organizational and offering costs exceeded 0.75% of its average daily NAV for the first year of operations.

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

Organization and offering expenses mean those expenses incurred in connection with the Trust’s formation, the qualification and registration of the Shares of each Fund and in offering, distributing and processing the Shares of each Fund under applicable federal law, and any other expenses actually incurred and, directly or indirectly, related to the organization of each offering of the Shares of such Fund, including, but not limited to, expenses such as:

•	initial SEC registration fees and SEC and FINRA filing fees;

•	costs of preparing, printing (including typesetting), amending, supplementing, mailing and distributing the Trust’s Registration Statements, the exhibits thereto and the related prospectuses;

•	the costs of qualifying, printing (including typesetting), amending, supplementing and mailing sales materials used in connection with the offering and issuance of the Shares; and

•	accounting and legal fees (including disbursements related thereto) incurred in connection therewith.

Management Fee

Each Geared Fund pays or will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a management fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV. Each Managed Futures Fund will pay the Sponsor a Management Fee monthly in arrears, in an amount equal to 0.75% per annum of its average daily NAV. No other management fee is paid by the Funds. The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Funds that the Sponsor pays directly.

Licensing Fee

The Sponsor pays Dow Jones-UBS a licensing fee for the Dow Jones—UBS Commodity Index SM as well as for each sub-index that serves as a benchmark for a Commodity Index Fund. The Sponsor pays or will pay S&P a licensing fee for use of the VIX Futures Indexes as indexes for the VIX Funds. The Sponsor will pay S&P a licensing fee for use of the DFI and DCFI as benchmarks for the Managed Futures Funds.

Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor pays or will pay all of the routine operational, administrative and other ordinary expenses of each Fund, generally, as determined by the Sponsor, including, but not limited to, fees and expenses of the Administrator, Custodian, Distributor, ProFunds Distributors, Inc. (“PDI”), an affiliated broker-dealer of the Sponsor, and Transfer Agent, licensing fees, accounting and audit fees and expenses, tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund, FINRA filing fees, individual K-1 preparation and mailing fees not exceeding 0.10% per annum of the NAV of a Fund, and report preparation and mailing expenses.

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

Selling Commission

Retail investors may purchase and sell Shares through traditional brokerage accounts. Investors are expected to be charged a customary commission by their brokers in connection with purchases of Shares that will vary from investor to investor. Investors are encouraged to review the terms of their brokerage accounts for applicable charges. The price at which an Authorized Participant sells a Share may be higher or lower than the price paid by such Authorized Participant in connection with the creation of such Share in a Creation Unit.

Brokerage Commissions and Fees

Each Fund, with the exception of the Matching VIX Funds, pays or will pay all of its brokerage commissions, including applicable exchange fees, NFA fees and give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investments in CFTC regulated investments. The Sponsor is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds.

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

Item 1A. Risk Factors.

These risk factors should be read in connection with the other information included in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Funds’ Financial Statements and the related Notes to the Funds’ Financial Statements. For purposes of this section:

•	The term “Geared VIX Fund” refers to ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF;

•

The term “Geared Fund” refers to ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares Short Euro, ProShares UltraShort Euro, ProShares UltraPro Short Euro, ProShares Ultra Yen, ProShares UltraShort Yen and each Geared VIX Fund;

•

The term “Commodity Index Fund” refers to ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas;

•	The term “Commodity Fund” refers to ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver and ProShares UltraShort Silver;

•

The term “Currency Fund” refers to ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares Short Euro, ProShares UltraShort Euro, ProShares UltraPro Short Euro, ProShares Ultra Yen and ProShares UltraShort Yen;

•	The term “Matching VIX Fund” refers to ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF;

•	The term “VIX Fund” refers to each Geared VIX Fund and each Matching VIX Fund; and

•	The term “Managed Futures Fund” refers to ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy.

Risks Specific to the Geared Funds

In addition to the risks described elsewhere in this “Risk Factors” section, the following risks apply to the Geared Funds.

Due to the compounding of daily returns, the Geared Funds’ returns over periods longer than a single day will likely differ in amount and possibly even direction from the Fund multiple times the benchmark return for the period.

Each of the Geared Funds are “geared” funds in the sense that each has an investment objective to correspond (before fees and expenses) to a multiple (e.g., 2x), the inverse (e.g., -1x) or an inverse multiple (e.g., -2x or -3x) of the performance of a benchmark on a given day. Each Geared Fund seeks investment results for a single day only, as measured from its NAV calculation time to its next NAV calculation time, and not for any other period. The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from two times (2x), the inverse (-1x), two times the inverse (-2x), or three times the inverse (-3x) of the return of the Geared Fund’s benchmark for the period. A Geared Fund will lose money if its benchmark’s performance is flat over time, and it is possible for a Geared Fund to lose money over time even if its benchmark’s performance increases (or decreases in the case of a Short Fund, an UltraShort Fund or the UltraPro Short Fund), as a result of daily rebalancing, the benchmark’s volatility and compounding. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Geared Fund’s underlying benchmark.

Each Ultra, each UltraShort or the UltraPro Short Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra Fund with a 2x multiple should be approximately two times as volatile on a daily basis as the return of a fund with an objective of matching the same benchmark. The daily return of a Short, an UltraShort and the UltraPro Short Fund is designed to return the inverse (-1x), two times the inverse (-2x), or three times the inverse (-3x) of the return that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present different risks than other funds. The Geared Funds that use leverage are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Daily objective geared funds, if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets, can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor and/or periodically rebalance their portfolios. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.

The hypothetical example below illustrates how daily geared fund returns can behave for periods longer than a single day. The example involves a hypothetical fund XYZ that seeks to double the daily performance of benchmark XYZ. On each day, fund XYZ performs in line with its objective (two times (2x) the benchmark’s daily performance before fees and expenses). Notice that over the entire seven-day period, the fund’s total return is more than two times the loss of the period return of the benchmark. For the seven-day period, benchmark XYZ lost 3.26% while fund XYZ lost 7.01% (versus -6.52% or 2 x -3.26%).

	Benchmark XYZ		Fund XYZ
	Level	Daily Performance	Daily Performance	Net Asset Value
Start	100.00			$100.00
Day 1	97.00	-3.00%	-6.00%	$94.00
Day 2	99.91	3.00%	6.00%	$99.64
Day 3	96.91	-3.00%	-6.00%	$93.66
Day 4	99.82	3.00%	6.00%	$99.28
Day 5	96.83	-3.00%	-6.00%	$93.32
Day 6	99.73	3.00%	6.00%	$98.92
Day 7	96.74	-3.00%	-6.00%	$92.99
Total Return		-3.26%	-7.01%

This effect is caused by compounding, which exists in all investments, but has a more significant impact in geared funds. In general, during periods of higher benchmark volatility, compounding will cause results for periods longer than a single day to be less than two times (2x) the return of the benchmark (or less than the inverse (-1x), two times the inverse (-2x) or three times the inverse (-3x) times the return of the benchmark for the Short Funds, the

UltraShort Funds or the UltraPro Short Funds, respectively). This effect becomes more pronounced as volatility increases. Conversely, in periods of lower benchmark volatility (particularly when combined with higher benchmark returns), fund returns over longer periods can be higher than two times (2x) the return of the benchmark. Actual results for a particular period, before fees and expenses, are also dependent on the magnitude of the benchmark return in addition to the benchmark volatility. Similar effects exist for the Short Funds, the UltraShort Funds and the UltraPro Short Funds, and the significance of these effects are even greater with such inverse or inverse leveraged funds.

The graphs that follow illustrate this point. Each of the graphs shows a simulated hypothetical one-year performance of a benchmark compared with the performance of a geared fund that perfectly achieves its geared daily investment objective. The graphs demonstrate that, for periods greater than a single day, a geared fund is likely to underperform or over-perform (but not match) the benchmark performance (or the inverse of the benchmark performance) times the multiple stated as the daily fund objective. Investors should understand the consequences of holding daily rebalanced funds for periods longer than a single day and should actively manage and monitor their investments, as frequently as daily. A one-year period is used solely for illustrative purposes. Deviations from the benchmark return (or the inverse of the benchmark return) times the fund multiple can occur over periods as short as two days (each day as measured from NAV to NAV) and may also occur in periods shorter than a single day (when measured intraday as opposed to NAV to NAV). See “Intraday Price Performance Risk” below for additional details. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates (to obtain required leverage, inverse, or inverse leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (2x, -1x, -2x or -3x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses greater than zero percent were included, the funds’ performance would also be different than that shown. Each of the graphs also assumes a volatility rate of 67%, which is an approximate average of the five-year historical volatility rate of the most volatile benchmark referenced herein (the Short-Term VIX Index). A benchmark’s volatility rate is a statistical measure of the magnitude of fluctuations in its returns.

The historical five year average volatility of the benchmarks utilized by the Funds ranges from 11.47 to 66.95, as set forth in the table below.

Index	Identifier	Historical Five-Year Average Volatility Rate As of December 31, 2012
Dow Jones-UBS Commodity IndexSM	DJUBSTR Index	21.37%
Dow Jones-UBS WTI Crude Oil SubindexSM	DJUBSCL Index	39.41%
Dow Jones-UBS Natural Gas SubindexSM	DJUBSNG Index	44.81%
The daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London	GOLDLNPM Index	22.11%
The daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London	SLVRLND Index	44.22%
The U.S. Dollar price of the Euro	USDEUR Curncy	11.62%
The U.S. Dollar price of the Japanese Yen	USDJPY Curncy	11.47%
The U.S. Dollar price of the Australian Dollar	USDAUD Curncy	17.46%
S&P 500 VIX Short-Term Futures Index	SPVXSP Index	66.95%
S&P 500 VIX Mid-Term Futures Index	SPVXMP Index	34.42%

The tables below illustrate the impact of two factors that affect a Geared Fund’s performance, benchmark volatility and benchmark return. Benchmark volatility is a statistical measure of the magnitude of fluctuations in the returns of a benchmark and is calculated as the standard deviation of the natural logarithms of one plus the benchmark return (calculated daily), multiplied by the square root of the number of trading days per year (assumed to be 252). The tables show estimated fund returns for a number of combinations of benchmark return and benchmark volatility over a one-year period. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates of zero percent (to obtain required leveraged, inverse or inverse leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (2x, -1x, -2x or -3x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses were included, the fund’s performance would be different than that shown. The tables below show examples in which a Geared Fund has an investment objective to correspond (before fees and expenses) to two times (2x), the inverse (-1), two times the inverse (-2x) or three times the inverse (-3x) of the daily performance of a benchmark. The Geared Fund that has an investment objective to correspond to two times (2x) the daily performance of a benchmark could incorrectly be expected to achieve a 20% return on a yearly basis if the benchmark return was 10%, absent the effects of compounding. However, as the table shows, with a benchmark volatility of 40%, such a fund would return 3.1%. In the charts below, shaded areas represent those scenarios where a geared fund with the investment objective described will outperform (i.e., return more than) the benchmark performance times the stated multiple in the fund’s investment objective; conversely areas not shaded represent those scenarios where the fund will underperform (i.e., return less than) the benchmark performance times the multiple stated as the daily fund objective.

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to Two Times (2x) the Daily Performance of a Benchmark.

One Year Benchmark Performance	Two Times (2x) One Year Benchmark Performance			Benchmark Volatility
		0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%	65%	70%
-60%	-120%	-84.0%	-84.0%	-84.2%	-84.4%	-84.6%	-85.0%	-85.4%	-85.8%	-86.4%	-86.9%	-87.5%	-88.2%	-88.8%	-89.5%	-90.2%
-55%	-110%	-79.8%	-79.8%	-80.0%	-80.2%	-80.5%	-81.0%	-81.5%	-82.1%	-82.7%	-83.5%	-84.2%	-85.0%	-85.9%	-86.7%	-87.6%
-50%	-100%	-75.0%	-75.1%	-75.2%	-75.6%	-76.0%	-76.5%	-77.2%	-77.9%	-78.7%	-79.6%	-80.5%	-81.5%	-82.6%	-83.6%	-84.7%
-45%	-90%	-69.8%	-69.8%	-70.1%	-70.4%	-70.9%	-71.6%	-72.4%	-73.2%	-74.2%	-75.3%	-76.4%	-77.6%	-78.9%	-80.2%	-81.5%
-40%	-80%	-64.0%	-64.1%	-64.4%	-64.8%	-65.4%	-66.2%	-67.1%	-68.2%	-69.3%	-70.6%	-72.0%	-73.4%	-74.9%	-76.4%	-77.9%
-35%	-70%	-57.8%	-57.9%	-58.2%	-58.7%	-59.4%	-60.3%	-61.4%	-62.6%	-64.0%	-65.5%	-67.1%	-68.8%	-70.5%	-72.3%	-74.1%
-30%	-60%	-51.0%	-51.1%	-51.5%	-52.1%	-52.9%	-54.0%	-55.2%	-56.6%	-58.2%	-60.0%	-61.8%	-63.8%	-65.8%	-67.9%	-70.0%
-25%	-50%	-43.8%	-43.9%	-44.3%	-45.0%	-46.0%	-47.2%	-48.6%	-50.2%	-52.1%	-54.1%	-56.2%	-58.4%	-60.8%	-63.1%	-65.5%
-20%	-40%	-36.0%	-36.2%	-36.6%	-37.4%	-38.5%	-39.9%	-41.5%	-43.4%	-45.5%	-47.7%	-50.2%	-52.7%	-55.3%	-58.1%	-60.8%
-15%	-30%	-27.8%	-27.9%	-28.5%	-29.4%	-30.6%	-32.1%	-34.0%	-36.1%	-38.4%	-41.0%	-43.7%	-46.6%	-49.6%	-52.6%	-55.7%
-10%	-20%	-19.0%	-19.2%	-19.8%	-20.8%	-22.2%	-23.9%	-26.0%	-28.3%	-31.0%	-33.8%	-36.9%	-40.1%	-43.5%	-46.9%	-50.4%
-5%	-10%	-9.8%	-10.0%	-10.6%	-11.8%	-13.3%	-15.2%	-17.5%	-20.2%	-23.1%	-26.3%	-29.7%	-33.3%	-37.0%	-40.8%	-44.7%
0%	0%	0.0%	-0.2%	-1.0%	-2.2%	-3.9%	-6.1%	-8.6%	-11.5%	-14.8%	-18.3%	-22.1%	-26.1%	-30.2%	-34.5%	-38.7%
5%	10%	10.3%	10.0%	9.2%	7.8%	5.9%	3.6%	0.8%	-2.5%	-6.1%	-10.0%	-14.1%	-18.5%	-23.1%	-27.7%	-32.5%
10%	20%	21.0%	20.7%	19.8%	18.3%	16.3%	13.7%	10.6%	7.0%	3.1%	-1.2%	-5.8%	-10.6%	-15.6%	-20.7%	-25.9%
15%	30%	32.3%	31.9%	30.9%	29.3%	27.1%	24.2%	20.9%	17.0%	12.7%	8.0%	3.0%	-2.3%	-7.7%	-13.3%	-19.0%
20%	40%	44.0%	43.6%	42.6%	40.8%	38.4%	35.3%	31.6%	27.4%	22.7%	17.6%	12.1%	6.4%	0.5%	-5.6%	-11.8%
25%	50%	56.3%	55.9%	54.7%	52.8%	50.1%	46.8%	42.8%	38.2%	33.1%	27.6%	21.7%	15.5%	9.0%	2.4%	-4.3%
30%	60%	69.0%	68.6%	67.3%	65.2%	62.4%	58.8%	54.5%	49.5%	44.0%	38.0%	31.6%	24.9%	17.9%	10.8%	3.5%
35%	70%	82.3%	81.8%	80.4%	78.2%	75.1%	71.2%	66.6%	61.2%	55.3%	48.8%	41.9%	34.7%	27.2%	19.4%	11.7%
40%	80%	96.0%	95.5%	94.0%	91.6%	88.3%	84.1%	79.1%	73.4%	67.0%	60.1%	52.6%	44.8%	36.7%	28.5%	20.1%
45%	90%	110.3%	109.7%	108.2%	105.6%	102.0%	97.5%	92.2%	86.0%	79.2%	71.7%	63.7%	55.4%	46.7%	37.8%	28.8%
50%	100%	125.0%	124.4%	122.8%	120.0%	116.2%	111.4%	105.6%	99.1%	91.7%	83.8%	75.2%	66.3%	57.0%	47.5%	37.8%
55%	110%	140.3%	139.7%	137.9%	134.9%	130.8%	125.7%	119.6%	112.6%	104.7%	96.2%	87.1%	77.5%	67.6%	57.5%	47.2%
60%	120%	156.0%	155.4%	153.5%	150.3%	146.0%	140.5%	134.0%	126.5%	118.1%	109.1%	99.4%	89.2%	78.6%	67.8%	56.8%

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to the Inverse (-1x) of the Daily Performance of a Benchmark.

One Year Benchmark Performance	Inverse (-1x) of One Year Benchmark Performance			Benchmark Volatility
		0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%	65%	70%
-60%	60%	150.0%	149.4%	147.5%	144.4%	140.2%	134.9%	128.5%	121.2%	113.0%	104.2%	94.7%	84.7%	74.4%	63.9%	53.2%
-55%	55%	122.2%	121.7%	120.0%	117.3%	113.5%	108.8%	103.1%	96.6%	89.4%	81.5%	73.1%	64.2%	55.0%	45.6%	36.1%
-50%	50%	100.0%	99.5%	98.0%	95.6%	92.2%	87.9%	82.8%	76.9%	70.4%	63.3%	55.8%	47.8%	39.5%	31.1%	22.5%
-45%	45%	81.8%	81.4%	80.0%	77.8%	74.7%	70.8%	66.2%	60.9%	54.9%	48.5%	41.6%	34.4%	26.9%	19.2%	11.4%
-40%	40%	66.7%	66.3%	65.0%	63.0%	60.1%	56.6%	52.3%	47.5%	42.0%	36.1%	29.8%	23.2%	16.3%	9.2%	2.1%
-35%	35%	53.8%	53.5%	52.3%	50.4%	47.8%	44.5%	40.6%	36.1%	31.1%	25.6%	19.8%	13.7%	7.3%	0.8%	-5.7%
-30%	30%	42.9%	42.5%	41.4%	39.7%	37.3%	34.2%	30.6%	26.4%	21.7%	16.7%	11.3%	5.6%	-0.3%	-6.4%	-12.5%
-25%	25%	33.3%	33.0%	32.0%	30.4%	28.1%	25.3%	21.9%	18.0%	13.6%	8.9%	3.8%	-1.5%	-7.0%	-12.6%	-18.3%
-20%	20%	25.0%	24.7%	23.8%	22.2%	20.1%	17.4%	14.2%	10.6%	6.5%	2.1%	-2.6%	-7.6%	-12.8%	-18.1%	-23.4%
-15%	15%	17.6%	17.4%	16.5%	15.0%	13.0%	10.5%	7.5%	4.1%	0.3%	-3.9%	-8.4%	-13.1%	-17.9%	-22.9%	-27.9%
-10%	10%	11.1%	10.8%	10.0%	8.6%	6.8%	4.4%	1.5%	-1.7%	-5.3%	-9.3%	-13.5%	-17.9%	-22.5%	-27.2%	-31.9%
-5%	5%	5.3%	5.0%	4.2%	2.9%	1.1%	-1.1%	-3.8%	-6.9%	-10.3%	-14.0%	-18.0%	-22.2%	-26.6%	-31.0%	-35.5%
0%	0%	0.0%	-0.2%	-1.0%	-2.2%	-3.9%	-6.1%	-8.6%	-11.5%	-14.8%	-18.3%	-22.1%	-26.1%	-30.2%	-34.5%	-38.7%
5%	-5%	-4.8%	-5.0%	-5.7%	-6.9%	-8.5%	-10.5%	-13.0%	-15.7%	-18.8%	-22.2%	-25.8%	-29.6%	-33.6%	-37.6%	-41.7%
10%	-10%	-9.1%	-9.3%	-10.0%	-11.1%	-12.7%	-14.6%	-16.9%	-19.6%	-22.5%	-25.8%	-29.2%	-32.8%	-36.6%	-40.4%	-44.3%
15%	-15%	-13.0%	-13.3%	-13.9%	-15.0%	-16.5%	-18.3%	-20.5%	-23.1%	-25.9%	-29.0%	-32.3%	-35.7%	-39.3%	-43.0%	-46.7%
20%	-20%	-16.7%	-16.9%	-17.5%	-18.5%	-19.9%	-21.7%	-23.8%	-26.3%	-29.0%	-31.9%	-35.1%	-38.4%	-41.9%	-45.4%	-48.9%
25%	-25%	-20.0%	-20.2%	-20.8%	-21.8%	-23.1%	-24.8%	-26.9%	-29.2%	-31.8%	-34.7%	-37.7%	-40.9%	-44.2%	-47.6%	-51.0%
30%	-30%	-23.1%	-23.3%	-23.8%	-24.8%	-26.1%	-27.7%	-29.7%	-31.9%	-34.5%	-37.2%	-40.1%	-43.2%	-46.3%	-49.6%	-52.9%
35%	-35%	-25.9%	-26.1%	-26.7%	-27.6%	-28.8%	-30.4%	-32.3%	-34.5%	-36.9%	-39.5%	-42.3%	-45.3%	-48.3%	-51.5%	-54.6%
40%	-40%	-28.6%	-28.7%	-29.3%	-30.2%	-31.4%	-32.9%	-34.7%	-36.8%	-39.1%	-41.7%	-44.4%	-47.2%	-50.2%	-53.2%	-56.2%
45%	-45%	-31.0%	-31.2%	-31.7%	-32.6%	-33.7%	-35.2%	-37.0%	-39.0%	-41.2%	-43.7%	-46.3%	-49.0%	-51.9%	-54.8%	-57.7%
50%	-50%	-33.3%	-33.5%	-34.0%	-34.8%	-35.9%	-37.4%	-39.1%	-41.0%	-43.2%	-45.6%	-48.1%	-50.7%	-53.5%	-56.3%	-59.2%
55%	-55%	-35.5%	-35.6%	-36.1%	-36.9%	-38.0%	-39.4%	-41.0%	-42.9%	-45.0%	-47.3%	-49.8%	-52.3%	-55.0%	-57.7%	-60.5%
60%	-60%	-37.5%	-37.7%	-38.1%	-38.9%	-40.0%	-41.3%	-42.9%	-44.7%	-46.7%	-49.0%	-51.3%	-53.8%	-56.4%	-59.0%	-61.7%

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to Two Times the Inverse (-2x) of the Daily Performance of a Benchmark.

One Year Benchmark Performance	Two Times the Inverse (-2x) of One-Year Bench- mark Perfor- mance			Benchmark Volatility
		0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%	65%	70%
-60%	120%	525.0%	520.3%	506.5%	484.2%	454.3%	418.1%	377.1%	332.8%	286.7%	240.4%	195.2%	152.2%	112.2%	76.0%	43.7%
-55%	110%	393.8%	390.1%	379.2%	361.6%	338.0%	309.4%	277.0%	242.0%	205.6%	169.0%	133.3%	99.3%	67.7%	39.0%	13.5%
-50%	100%	300.0%	297.0%	288.2%	273.9%	254.8%	231.6%	205.4%	177.0%	147.5%	117.9%	88.9%	61.4%	35.8%	12.6%	-8.0%
-45%	90%	230.6%	228.1%	220.8%	209.0%	193.2%	174.1%	152.4%	128.9%	104.6%	80.1%	56.2%	33.4%	12.3%	-6.9%	-24.0%
-40%	80%	177.8%	175.7%	169.6%	159.6%	146.4%	130.3%	112.0%	92.4%	71.9%	51.3%	31.2%	12.1%	-5.7%	-21.8%	-36.1%
-35%	70%	136.7%	134.9%	129.7%	121.2%	109.9%	96.2%	80.7%	63.9%	46.5%	28.9%	11.8%	-4.5%	-19.6%	-33.4%	-45.6%
-30%	60%	104.1%	102.6%	98.1%	90.8%	81.0%	69.2%	55.8%	41.3%	26.3%	11.2%	-3.6%	-17.6%	-30.7%	-42.5%	-53.1%
-25%	50%	77.8%	76.4%	72.5%	66.2%	57.7%	47.4%	35.7%	23.1%	10.0%	-3.2%	-16.0%	-28.3%	-39.6%	-49.9%	-59.1%
-20%	40%	56.3%	55.1%	51.6%	46.1%	38.6%	29.5%	19.3%	8.2%	-3.3%	-14.9%	-26.2%	-36.9%	-46.9%	-56.0%	-64.1%
-15%	30%	38.4%	37.4%	34.3%	29.4%	22.8%	14.7%	5.7%	-4.2%	-14.4%	-24.6%	-34.6%	-44.1%	-53.0%	-61.0%	-68.2%
-10%	20%	23.5%	22.5%	19.8%	15.4%	9.5%	2.3%	-5.8%	-14.5%	-23.6%	-32.8%	-41.7%	-50.2%	-58.1%	-65.2%	-71.6%
-5%	10%	10.8%	10.0%	7.5%	3.6%	-1.7%	-8.1%	-15.4%	-23.3%	-31.4%	-39.6%	-47.7%	-55.3%	-62.4%	-68.8%	-74.5%
0%	0%	0.0%	-0.7%	-3.0%	-6.5%	-11.3%	-17.1%	-23.7%	-30.8%	-38.1%	-45.5%	-52.8%	-59.6%	-66.0%	-71.8%	-77.0%
5%	-10%	-9.3%	-10.0%	-12.0%	-15.2%	-19.6%	-24.8%	-30.8%	-37.2%	-43.9%	-50.6%	-57.2%	-63.4%	-69.2%	-74.5%	-79.1%
10%	-20%	-17.4%	-18.0%	-19.8%	-22.7%	-26.7%	-31.5%	-36.9%	-42.8%	-48.9%	-55.0%	-61.0%	-66.7%	-71.9%	-76.7%	-81.0%
15%	-30%	-24.4%	-25.0%	-26.6%	-29.3%	-32.9%	-37.3%	-42.3%	-47.6%	-53.2%	-58.8%	-64.3%	-69.5%	-74.3%	-78.7%	-82.6%
20%	-40%	-30.6%	-31.1%	-32.6%	-35.1%	-38.4%	-42.4%	-47.0%	-51.9%	-57.0%	-62.2%	-67.2%	-72.0%	-76.4%	-80.4%	-84.0%
25%	-50%	-36.0%	-36.5%	-37.9%	-40.2%	-43.2%	-46.9%	-51.1%	-55.7%	-60.4%	-65.1%	-69.8%	-74.2%	-78.3%	-82.0%	-85.3%
30%	-60%	-40.8%	-41.3%	-42.6%	-44.7%	-47.5%	-50.9%	-54.8%	-59.0%	-63.4%	-67.8%	-72.0%	-76.1%	-79.9%	-83.3%	-86.4%
35%	-70%	-45.1%	-45.5%	-46.8%	-48.7%	-51.3%	-54.5%	-58.1%	-62.0%	-66.0%	-70.1%	-74.1%	-77.9%	-81.4%	-84.6%	-87.4%
40%	-80%	-49.0%	-49.4%	-50.5%	-52.3%	-54.7%	-57.7%	-61.1%	-64.7%	-68.4%	-72.2%	-75.9%	-79.4%	-82.7%	-85.6%	-88.3%
45%	-90%	-52.4%	-52.8%	-53.8%	-55.5%	-57.8%	-60.6%	-63.7%	-67.1%	-70.6%	-74.1%	-77.5%	-80.8%	-83.8%	-86.6%	-89.1%
50%	-100%	-55.6%	-55.9%	-56.9%	-58.5%	-60.6%	-63.2%	-66.1%	-69.2%	-72.5%	-75.8%	-79.0%	-82.1%	-84.9%	-87.5%	-89.8%
55%	-110%	-58.4%	-58.7%	-59.6%	-61.1%	-63.1%	-65.5%	-68.2%	-71.2%	-74.2%	-77.3%	-80.3%	-83.2%	-85.9%	-88.3%	-90.4%
60%	-120%	-60.9%	-61.2%	-62.1%	-63.5%	-65.4%	-67.6%	-70.2%	-73.0%	-75.8%	-78.7%	-81.5%	-84.2%	-86.7%	-89.0%	-91.0%

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to Three Times the Inverse (-3x) of the Daily Performance of a Benchmark.

One-Year Bench- mark Perfor- mance	Three Times the Inverse (-3x) of One-Year Bench- mark Perfor- mance			Benchmark Volatility
		0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%	65%	70%
-60%	180%	1462.5%	1439.2%	1371.5%	1265.2%	1129.1%	973.9%	810.5%	649.2%	498.3%	363.6%	248.6%	154.4%	80.2%	23.8%	-17.4%
-55%	165%	997.4%	981.1%	933.5%	858.8%	763.2%	654.2%	539.5%	426.2%	320.2%	225.6%	144.9%	78.7%	26.6%	-13.0%	-42.0%
-50%	150%	700.0%	688.1%	653.4%	599.0%	529.3%	449.8%	366.2%	283.6%	206.3%	137.4%	78.5%	30.3%	-7.7%	-36.6%	-57.7%
-45%	135%	501.1%	492.1%	466.0%	425.1%	372.8%	313.1%	250.3%	188.2%	130.1%	78.3%	34.1%	-2.1%	-30.7%	-52.4%	-68.2%
-40%	120%	363.0%	356.1%	336.0%	304.5%	264.2%	218.2%	169.8%	122.0%	77.3%	37.4%	3.3%	-24.6%	-46.6%	-63.3%	-75.5%
-35%	105%	264.1%	258.7%	242.9%	218.1%	186.4%	150.3%	112.2%	74.6%	39.4%	8.0%	-18.8%	-40.7%	-58.0%	-71.1%	-80.7%
-30%	90%	191.5%	187.2%	174.6%	154.7%	129.3%	100.4%	69.9%	39.8%	11.6%	-13.5%	-34.9%	-52.5%	-66.4%	-76.9%	-84.6%
-25%	75%	137.0%	133.5%	123.2%	107.1%	86.5%	62.9%	38.1%	13.7%	-9.2%	-29.7%	-47.1%	-61.4%	-72.7%	-81.2%	-87.5%
-20%	60%	95.3%	92.4%	83.9%	70.6%	53.6%	34.2%	13.8%	-6.3%	-25.2%	-42.0%	-56.4%	-68.2%	-77.5%	-84.5%	-89.7%
-15%	45%	62.8%	60.4%	53.4%	42.3%	28.1%	11.9%	-5.1%	-21.9%	-37.7%	-51.7%	-63.7%	-73.5%	-81.2%	-87.1%	-91.4%
-10%	30%	37.2%	35.1%	29.2%	19.9%	7.9%	-5.7%	-20.1%	-34.2%	-47.5%	-59.3%	-69.4%	-77.7%	-84.2%	-89.1%	-92.7%
-5%	15%	16.6%	14.9%	9.8%	1.9%	-8.3%	-19.8%	-32.0%	-44.1%	-55.3%	-65.4%	-74.0%	-81.0%	-86.5%	-90.8%	-93.8%
0%	0%	0.0%	-1.5%	-5.8%	-12.6%	-21.3%	-31.3%	-41.7%	-52.0%	-61.7%	-70.3%	-77.7%	-83.7%	-88.5%	-92.1%	-94.7%
5%	-15%	-13.6%	-14.9%	-18.6%	-24.5%	-32.0%	-40.6%	-49.7%	-58.6%	-66.9%	-74.4%	-80.7%	-85.9%	-90.0%	-93.2%	-95.4%
10%	-30%	-24.9%	-26.0%	-29.2%	-34.4%	-40.9%	-48.4%	-56.2%	-64.0%	-71.2%	-77.7%	-83.2%	-87.8%	-91.3%	-94.0%	-96.0%
15%	-45%	-34.2%	-35.2%	-38.1%	-42.6%	-48.3%	-54.8%	-61.7%	-68.5%	-74.8%	-80.5%	-85.3%	-89.3%	-92.4%	-94.8%	-96.5%
20%	-60%	-42.1%	-43.0%	-45.5%	-49.4%	-54.5%	-60.2%	-66.3%	-72.3%	-77.8%	-82.8%	-87.1%	-90.6%	-93.3%	-95.4%	-96.9%
25%	-75%	-48.8%	-49.6%	-51.8%	-55.3%	-59.7%	-64.8%	-70.2%	-75.4%	-80.4%	-84.8%	-88.6%	-91.7%	-94.1%	-95.9%	-97.3%
30%	-90%	-54.5%	-55.2%	-57.1%	-60.2%	-64.2%	-68.7%	-73.5%	-78.2%	-82.6%	-86.5%	-89.8%	-92.6%	-94.8%	-96.4%	-97.6%
35%	-105%	-59.4%	-60.0%	-61.7%	-64.5%	-68.0%	-72.1%	-76.3%	-80.5%	-84.4%	-87.9%	-90.9%	-93.4%	-95.3%	-96.8%	-97.9%
40%	-120%	-63.6%	-64.1%	-65.7%	-68.2%	-71.3%	-75.0%	-78.8%	-82.5%	-86.0%	-89.2%	-91.9%	-94.1%	-95.8%	-97.1%	-98.1%
45%	-135%	-67.2%	-67.7%	-69.1%	-71.3%	-74.2%	-77.5%	-80.9%	-84.3%	-87.4%	-90.3%	-92.7%	-94.7%	-96.2%	-97.4%	-98.3%
50%	-150%	-70.4%	-70.8%	-72.1%	-74.1%	-76.7%	-79.6%	-82.7%	-85.8%	-88.7%	-91.2%	-93.4%	-95.2%	-96.6%	-97.7%	-98.4%
55%	-165%	-73.1%	-73.5%	-74.7%	-76.5%	-78.9%	-81.5%	-84.4%	-87.1%	-89.7%	-92.0%	-94.0%	-95.6%	-96.9%	-97.9%	-98.6%
60%	-180%	-75.6%	-75.9%	-77.0%	-78.7%	-80.8%	-83.2%	-85.8%	-88.3%	-90.7%	-92.8%	-94.6%	-96.0%	-97.2%	-98.1%	-98.7%

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

Correlation Risks Specific to the Geared Funds.

In order to achieve a high degree of correlation with their applicable underlying benchmarks, the Geared Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or over-exposed to the benchmarks may prevent such Geared Funds from achieving a high degree of correlation with their applicable underlying benchmarks. Market disruptions or closure, large amounts of assets into or out of the Geared Funds, regulatory restrictions or extreme market volatility will adversely affect such Geared Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Because of this, it is unlikely that the Geared Funds will be perfectly exposed (i.e., 2x, -1x, -2x or -3x, as applicable) at the end of each day, and the likelihood of being materially under- or over-exposed is higher on days when the benchmark levels are volatile near the close of the trading day.

These risks are particularly acute for the Geared VIX Funds due to the combination of (a) no market for VIX futures contracts after the 4:15 p.m. settlement time and (b) the high degree of volatility in VIX futures contracts. Investors in the Geared VIX Funds should be aware that these Funds bear a greater risk of not achieving their investment objective on a daily basis, a risk that increases with the level of volatility on a particular day. In addition, unlike other funds that do not rebalance their portfolios as frequently, each Geared Fund may be subject to increased trading costs associated with daily portfolio rebalancing in order to maintain appropriate exposure to the underlying benchmarks. Such costs include commissions paid to the FCMs, and may vary by FCM.

For general correlation risks of the Funds, please see “Correlation Risks For All Funds.” below.

Intraday Price Performance Risk.

Each Geared Fund is rebalanced at or about the time of its NAV calculation time (which in many cases is other than at the close of the U.S. equity markets). As such, the intraday position of the Geared Fund will generally be different from the Geared Fund’s stated daily investment objective (e.g., 2x, -1x, -2x or -3x). When Shares are bought intraday, the performance of a Geared Fund’s Shares until the Fund’s next NAV calculation will generally be greater than or less than the Geared Fund’s stated daily multiple, inverse or inverse multiple.

The use of leveraged, inverse and/or inverse leveraged positions could result in the total loss of an investor’s investment.

The Geared Funds utilize leveraged, inverse or inverse leveraged positions in seeking to achieve their respective investment objectives will lose more money in market environments adverse to their respective daily investment objectives than funds that do not employ leverage. The use of leverage, inverse and/or inverse leveraged positions could result in the total loss of an investor’s investment.

For example, because the Geared Funds include a 2x, -1x, -2x or -3x multiplier, a single-day movement in the relevant benchmark approaching 50% (for an Ultra or UltraShort Fund) or 33% (for the UltraPro Short Fund), at any point in the day could result in the total loss or almost total loss of an investor’s investment if that movement is contrary to the investment objective of the Fund in which an investor has invested, even if such Fund’s benchmark subsequently moves in an opposite direction, eliminating all or a portion of the movement. This would be the case with downward single-day or intraday movements in the underlying benchmark of the Ultra Funds or upward single-day or intraday movements in the underlying benchmark of the UltraShort Funds or the UltraPro Short Fund, even if the underlying benchmark maintains a level greater than zero at all times.

Inverse positions can result in unlimited losses as the benchmark rises. For the Short Funds, a single-day or intraday increase in the level of the Fund’s benchmark approaching 100% could result in the total loss or almost total loss of an investor’s investment even if such Fund’s benchmark subsequently moves lower. This risk exists for all of the Short Funds, and, based on historical intraday volatility measures, may be particularly acute for ProShares Short VIX Futures ETF and ProShares UltraShort VIX Short-Term Futures ETF.

Risks Specific to the Commodity Funds, the Commodity Index Funds, the Currency Funds, the Managed Futures Funds and the VIX Funds.

The value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by that Fund. Fluctuations in the price of these Financial Instruments or assets could materially adversely affect an investment in the Shares.

With regard to the Commodity Funds, the Commodity Index Funds, the Currency Funds and the Managed Futures Funds, several factors may affect the price of an underlying reference asset, and in turn, the Financial Instruments and other assets, if any, owned by such a Fund, including, but not limited to:

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

•

Significant increases or decreases in the demand for a physical commodity due to natural or technological factors. Natural factors would include such events as unusual climatological conditions impacting the demand for commodities. Technological factors may include such developments as substitutes for particular commodities.

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

•	The recent proliferation of commodity linked products and their unknown effect on the commodity markets.

•

Large purchases or sales of physical commodities by the official sector. Governments and large institutions have large commodities holdings or may establish major commodities positions. For example, a significant portion of the aggregate world gold holdings is owned by governments, central banks and related institutions. Similarly, nations with centralized or nationalized oil production and organizations such as the Organization of Petroleum Exporting Countries control large physical quantities of crude oil. If one or more of these institutions decides to buy or sell any commodity in amounts large enough to cause a change in world prices, the price of Shares based upon a benchmark related to that commodity, (or in the case of Managed Futures Funds, the level of the DFI or Sub-Index including that commodity), will be effected.

•

Other political factors. In addition to the organized political and institutional trading-related activities described above, peaceful political activity such as imposition of regulations or entry into trade treaties, as well as political disruptions caused by societal breakdown, insurrection and/or war may greatly influence commodities prices.

With regard to the Currency Funds and Managed Futures Funds, several factors may affect the value of foreign currencies or the U.S. dollar, and in turn, Financial Instruments and other assets (or in the case of Managed Futures Funds, certain Financial Futures Contracts and related assets), if any, owned by a Fund, including, but not limited to:

•	Debt level and trade deficit of the relevant foreign countries;

•	Inflation rates of the United States and the relevant foreign countries and investors’ expectations concerning inflation rates;

•	Interest rates of the United States and the relevant foreign countries and investors’ expectations concerning interest rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds;

•	Global or regional political, economic or financial events and situations;

•	Sovereign action to set or restrict currency conversion; and

•	Monetary policies and other related activities of central banks within the U.S. and other relevant foreign markets.

Several factors may affect the value of U.S. Treasury securities and, in turn, certain Financial Futures Contracts and related assets, if any, owned by a Managed Futures Fund, including, but not limited to:

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

The level of each VIX Futures Index is based on the value of the relevant VIX futures contracts based on the VIX comprising the applicable VIX Futures Index. Each VIX Fund is benchmarked to its respective VIX Futures Index and the VIX Funds are not linked to the VIX (which is a measure of implied volatility of the S&P 500 Index over the next 30 days derived from option prices), to realized volatility of the S&P 500 Index or to the options that underlie the VIX calculation. Each VIX Fund should be expected to perform very differently from the VIX over all periods of time. In many cases the VIX Futures Indexes will significantly underperform the VIX. Furthermore, because each VIX Fund may invest in VIX futures contracts other than the VIX futures contracts comprising the Fund’s VIX Futures Index, the VIX Funds may perform differently than their respective VIX Futures Index.

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

In the past, the level of the VIX has typically reverted over the longer term to a historical mean, and its absolute level has been constrained within a band. It is likely that the spot level of the VIX will continue to be constrained in the future. This implies that the level of VIX futures and the VIX Futures Indexes will likely also be constrained within a band and revert to a long-term mean over time. Because of the mean reverting nature of the VIX Futures

Indexes, investors should not expect the VIX Funds to appreciate in value over extended periods. Rather the VIX Futures Indexes, the VIX Ultra Funds and the Matching VIX Funds will rise and fall (or fall and rise) and the VIX Short Fund will fall and rise (or rise and fall) as volatility increases and decreases (or decreases and increases). For most investors this likely implies that the VIX Funds should only be used as a short-term tactical tool or for diversification purposes rather than an investment in anticipation of long-term gains.

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

Certain Index Components have experienced high volatility in the past. Because the DFI and the DCFI are comprised of the Index Components, the DFI and the DCFI, and by extension, the Funds may be subject to greater volatility than investments in traditional securities.

The level of the DFI and DCFI, and the returns attributable to the Index Components depend on whether a particular Index Component is positioned long or short.

The impact of changes in the prices of the Index Components will affect a Fund differently depending upon whether such Index Component is positioned long or short. Increases in the price of an underlying Index Component will negatively impact a Fund’s performance when Index Component is positioned short and decreases in the price of an underlying Index Component will negatively impact a Fund’s performance when the Index Component is positioned long.

Short positions should be considered to be speculative and could result in the total loss of an investor’s investment.

The Funds may take short positions in the Commodity Futures Contracts or Financial Futures Contracts. Because the holder of a short position is exposed to losses upon any increase in price, and a price increase is potentially unlimited, short positions will expose the Funds to potentially unlimited losses which could result in a total loss of investment.

The DFI and DCFI are based on the Commodity Futures Contracts and Financial Futures Contracts, not the “spot” price of a reference asset (i.e. the underlying commodity or financial asset). The performance of the Commodity Futures Contracts and Financial Futures Contracts may be very different than the performance of the applicable reference asset.

The DFI and DCFI are based on the Commodity Futures Contracts and Financial Futures Contract prices, not the “spot” price of any reference asset. While prices of futures contracts or other derivative contracts based on futures contracts are related to the prices of the relevant, underlying reference asset, they are not always correlated and often can perform very differently. It is possible that during certain time periods, the performance of different futures contracts may be substantially lower or higher than cash market prices for the underlying reference asset due to differences in derivative contract terms or as supply, demand or other economic or regulatory factors become more pronounced in either the cash or derivative markets.

Monthly repositioning may expose the Funds to increased losses in volatile markets.

The DFI and DCFI are designed to capture the economic benefit derived from both rising and declining trends in futures prices. In order to accomplish this, the DFI and DCFI are rebalanced and repositioned, either long or short, on a monthly basis. As further described in “Description of the S&P Dynamic Futures Index and its Sub-Index-Determining the Long/Short Positioning of the Index Components,” in Part I, Item I in this Annual Report on Form 10-K, long positions or short positions in each Index Component are determined based on price movements over the past seven months. In volatile markets, this may result in the Index Components frequently being repositioned from long to short and vice versa. If the price movements that caused a particular Index Component to be repositioned subsequently reverse themselves, the relevant index will be negatively impacted. For example, if Gold is positioned long for the month of March, and the underlying futures contracts decline in price, the DFI will experience losses. Depending on the magnitude of the price decline, Gold may reposition itself to short at month end. If, in April, the market reverses and appreciates in price, Gold will again experience losses, even if the price of Gold futures contracts measured across both months is flat from a performance perspective. Such activity can cause the Fund to lose more, and possibly significantly more, than an investment focused only on long or short positions in the same futures contracts.

Risks Related to All Funds

Correlation Risks for all Funds.

While the Funds seek to meet their investment objectives, there is no guarantee they will do so. Factors that may affect a Fund’s ability to meet its investment objective include: (1) the Sponsor’s ability to purchase and sell Financial Instruments in a manner that correlates to a Fund’s objective; (2) an imperfect correlation between the performance of the Financial Instruments held by a Fund and the performance of the applicable benchmark; (3) bid-ask spreads on such instruments; (4) fees, expenses, transaction costs, financing costs associated with the use of derivatives and commission costs; (5) holding instruments traded in a market that has become illiquid or disrupted; (6) a Fund’s Share prices being rounded to the nearest cent and/or valuation methodologies; (7) changes to a benchmark that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; and (10) accounting standards.

Being materially over- or under-exposed to its benchmark may prevent such Funds from achieving a high degree of correlation with their applicable underlying benchmark. Market disruptions or closure, large amounts of assets into or out of a Fund, regulatory restrictions or extreme market volatility will adversely affect such Fund’s ability to maintain a high degree of correlation.

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

Each Fund seeks to provide investment return results that correspond (before fees and expenses) to the performance of, or a multiple of, the inverse of or an inverse multiple of the daily performance of a benchmark at all times, even during periods when the applicable benchmark is flat as well as when the benchmark is moving in a manner which causes the Fund’s NAV to decline, thereby causing losses to such Fund.

Other than for cash management purposes, the Funds are not actively managed by traditional methods (e.g., by effecting changes in the composition of a portfolio on the basis of judgments relating to economic, financial and market considerations with a view toward obtaining positive results under all market conditions). Rather, each Fund seeks investment results that correspond (before fees and expenses) to the performance of, or a multiple, the inverse, or an inverse multiple of the daily performance of a benchmark in accordance with each Fund’s investment objective, even during periods in which the benchmark is flat or moving in a manner which causes the NAV of a Fund to decline. It is possible to lose money over time when an underlying benchmark is up for a Matching Fund. It is possible to lose money over time when an underlying benchmark is up for the corresponding Ultra Fund, or down for the corresponding Short, UltraShort or UltraPro Short Fund, due to the effects of daily rebalancing, volatility and compounding (see “Correlation Risks Specific to the Geared Funds” in this Annual Report on Form 10-K for additional details).

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

The Commodity Index Funds are linked to indexes comprised of commodity futures contracts, and are not linked to the spot prices of the underlying physical commodities. Commodity futures contracts may perform very differently from the spot price of the underlying physical commodities.

Each Commodity Index Fund is designed to correspond (before fees and taxes) to a multiple, the inverse or an inverse multiple of the daily performance of its applicable benchmark, which is intended to reflect the performance of underlying physical commodities as measured by the prices of futures contracts on such physical commodities. The Commodity Index Funds are not directly linked to the spot price of the physical commodities. While prices of swaps, futures contracts and other derivative contracts are, as a rule, related to the prices of underlying cash market, they are not perfectly correlated. It is possible that during certain time periods, derivative contract prices will cease to track cash market prices and may be substantially lower or higher than cash market prices for the underlying commodity due to differences in derivative contract terms or as supply, demand or other economic or regulatory factors become more pronounced in either the cash or derivative markets. Depending upon the direction and level of the benchmark changes, the Funds may underperform or outperform a portfolio of cash market commodities.

Investments linked to commodities, commodity futures contracts, currencies and/or equity market volatility benchmarks can be highly volatile and the Funds may experience large losses when buying, selling or holding such instruments.

Investments linked to commodities, commodity futures contracts, currencies, and/or equity market volatility benchmarks can be highly volatile and may experience large losses. In particular, trading in natural gas futures contracts (or other Financial Instruments linked to natural gas) and trading in VIX futures contracts) have been very volatile and can be expected to be very volatile in the future. High volatility may have an adverse impact on the Funds beyond the impact of any performance-based losses of the underlying benchmark.

Potential negative impact from rolling futures positions.

Certain of the Funds invest in or have exposure to futures contracts and are subject to risks related to rolling. The contractual obligations of a buyer or seller holding a futures contract to expiration may generally be satisfied by taking or making physical delivery of the contact’s underlying reference asset or settling in cash as designated in the contract specifications. Alternatively, futures contracts may be closed out prior to expiration by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Once this date is reached, the futures contract “expires.” As the futures contracts held by a Fund near expiration, they are generally closed out and replaced by contracts with a later expiration. This process is referred to as “rolling.” The Funds do not intend to take physical delivery of any reference asset underlying a futures contract, but instead to “roll” their respective positions.

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

The Commodity Funds do not invest in bullion itself as certain other exchange-traded products do. Not investing directly in bullion may introduce additional tracking error and these Commodity Funds are subject to the effects of contango and backwardation described above.

Using Financial Instruments such as forwards and futures in an effort to replicate the performance (or inverse performance) of gold and silver bullion may introduce tracking error to the performance of the Commodity Funds. The primary cause of tracking error resulting from not investing directly in bullion is expected to be caused by the need to roll futures or forward contracts as described above and the resulting possibility that contango or backwardation can occur. Gold and silver historically exhibit contango markets during most periods. The existence of historically prevalent contango markets would be expected to adversely affect the Ultra Funds. Alternatively, the existence of backwardated markets in either silver or gold would have an adverse impact on the UltraShort Funds.

Credit and liquidity risks associated with collateralized repurchase agreements.

A portion of each Fund’s assets may be held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds and collateralized repurchase agreements). These securities may be used for direct investment or serve as collateral for such Fund’s trading in Financial Instruments, as applicable, and may include collateralized repurchase agreements. Collateralized repurchase agreements involve an agreement to purchase a security and to sell that security back to the original seller at an agreed-upon price. The resale price reflects the purchase price plus an agreed-upon incremental amount which is unrelated to the coupon rate or maturity of the purchased security. As protection against the risk that the original seller will not fulfill its obligation, the buyer receives collateral marked-to-market daily, and maintained at a value at least equal to the sale price plus the accrued incremental amount. Although the collateralized repurchase agreements that the Funds enter into require that counterparties (which act as original sellers) over-collateralize the amount owed to a Fund with U.S. Treasury securities and/or agency securities, there is a risk that such collateral could decline in price at the same time that the counterparty defaults on its obligation to repurchase the security. If this occurs, a Fund may incur losses or delays in receiving proceeds. To minimize these risks, the Funds typically enter into transactions only with major global financial institutions.

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

The Funds are subject to the fees and expenses described herein which are payable irrespective of a Fund’s returns. Such fees and expenses include or will include asset-based fees of 0.95% per annum of each Geared Fund’s average daily NAV, 0.85% per annum of each Matching VIX Fund’s average daily NAV and 0.75% per annum of each Managed Futures Fund’s average daily NAV as well as the effects of commissions, trading spreads, and embedded financing, borrow costs and fees associated with applicable swaps, forwards, futures contracts, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality, short-term fixed-income or similar securities. Additional charges may include other fees as applicable.

For the Funds linked to an index, changes implemented by the index provider or the CBOE that affect the composition and valuation of the index could adversely affect the value of an investment in a Fund’s Shares.

Certain Fund benchmarks are indexes maintained by index providers that are unaffiliated with the Funds or the Sponsor. The policies implemented by such index providers concerning the calculation of the level of an index or the composition of an index could affect the level of the index and, therefore, the value of such Fund’s Shares. The index providers may change the composition of its indexes, or make other methodological changes that could change the level of an index. Additionally, the index providers may alter, discontinue or suspend calculation or dissemination an index. Any of these actions could adversely affect the value of Shares of a Fund using that index as a benchmark. Index providers have no obligation to consider Fund shareholder interests in calculating or revising an index. Any of these actions could adversely affect the value of such Fund’s Shares. In addition, for the VIX Funds, the CBOE can make methodological changes to the calculation of the VIX that could affect the value of VIX futures contracts and, consequently, the value of the VIX Funds’ Shares. There can be no assurance that the CBOE will not change the VIX calculation methodology in a way which may affect the value of the VIX Funds’ Shares. The CBOE may also alter, discontinue or suspend calculation or dissemination of the VIX and/or exercise settlement value. Any of these actions could adversely affect the value of such Funds’ Shares.

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

The Funds may be subject to counterparty risks, credit risks and other risks associated with swap agreements and forward contracts, which could result in significant losses to such Funds.

Certain of the Funds may use swap agreements and/or forward contracts as a means to achieve their respective investment objectives. Such Funds will use either swap agreements and/or forward contracts referencing their respective benchmarks. These Funds may also invest in other swap agreements or forward contracts if such investments tend to exhibit trading prices or returns that correlate with the benchmark or a component of the benchmark and will further the investment objective of the Fund. Other Funds may invest in swap agreements or forward contracts if position accountability rules or position limits are reached with respect to specific futures contracts or the market for a specific futures contract experiences emergencies (e.g., natural disaster, terrorist attack, or an act of God) or disruptions (e.g., a trading halt or a flash crash) that prevents such Fund from obtaining the appropriate amount of investment exposure to the affected futures contract or certain other futures contracts. Although unlikely, such Funds, under these circumstances, could have 100% exposure to swap agreements or futures contracts, as applicable.

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

The Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily subject to certain minimum thresholds; however there are no limitations on the percentage of its assets each Fund may invest in swap agreements or forward contracts with a particular counterparty. To the extent any such collateral is insufficient or there are delays in accessing the collateral, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings. The Funds typically enter into transactions only with major global financial institutions.

Swaps and forward contracts are less liquid than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are generally entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, are not transferable without the consent of the counterparty. If the level of the Fund’s benchmark has a dramatic intraday move that would cause a material decline in the Fund’s NAV, the terms of the swap may permit the counterparty to immediately close out the transaction with the Fund. In that event, it may not be possible for the Fund to enter into another swap agreement or to invest in other Financial Instruments necessary to achieve the desired exposure consistent with the Fund’s objective. This, in turn, may prevent the Fund from achieving its investment objective, particularly if the level of the Fund’s benchmark reverses all or part of its intraday move by the end of the day.

As of December 31, 2012, the Funds’ approved counterparties for swap agreements and forward contracts are: Deutsche Bank AG, UBS AG, Goldman Sachs International and Société Générale. The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties. Thus, the list of counterparties noted above may change at any time. Each day, the Funds disclose their portfolio holdings as of the prior Business Day (as such term is defined in “Creation and Redemption of Shares-Creation Procedures” in Part I, Item 1 of this Annual Report on Form 10-K). Each Fund’s portfolio holdings identifies its counterparties, as applicable. This portfolio holdings information may be accessed through the web on the Sponsor’s website at www.ProShares.com.

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

The Funds have limited or, in the case of the New Funds, no performance history upon which to evaluate an investor’s investment in the Funds. Although past performance is not necessarily indicative of future results, if the Funds had longer performance histories, or any performance history in the case of the New Funds, such performance histories might (or might not) provide investors with more information on which to evaluate an investment in the Funds. Likewise, certain benchmarks have a limited history which might (or might not) provide investors with more information on which to evaluate an investment in the Funds.

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

Although the Shares of the Funds are or will be listed and traded on the applicable Exchange, there can be no guarantee that an active trading market for the Shares of the Funds will develop or be maintained. If investors need to sell their Shares at a time when no active market for them exists, the price investors receive for their Shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist.

Investors may be adversely affected by redemption or creation orders that are subject to postponement, suspension or rejection under certain circumstances.

A Fund may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which the NYSE Arca, NYSE, the BATS Exchange, Chicago Mercantile Exchange (including the Chicago Board of Trade and the New York Mercantile Exchange), the Intercontinental Exchange, CBOE, CFE or any other exchange, marketplace or trading center, deemed to affect the normal operations of the Funds, is closed, or when trading is restricted or suspended or restricted on such exchanges in any of the Funds’ futures contracts, (2) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, or (3) such other period as the Sponsor determines to be necessary for the protection of the shareholders of the Funds. In addition, a Fund will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of the Funds decline during the period of delay. The Funds disclaim any liability for any loss or damage that may result from any such suspension or postponement. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the applicable Exchange, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

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

The value of a Share of a Fund may be influenced by non-concurrent trading hours between the applicable Exchange and the market in which the Financial Instruments (or related reference assets) held by a Fund are traded. The Shares of each Fund trade, or will trade, on the applicable Exchange from 9:30 a.m. to 4:00 p.m. (Eastern Time). The Financial Instruments (and/or the reference assets) held by a particular Fund, however, may have different fixing or settlement times. Consequently, liquidity in the Financial Instruments underlying the applicable benchmark (and/or the reference assets) may be reduced after such fixing or settlement time. As a result, during the time when the applicable Exchange is open but after the applicable fixing or settlement time or an underlying component, trading spreads and the resulting premium or discount on the Shares of a Fund may widen, and, therefore, increase the difference between the price of the Shares of a Fund and the NAV of such Shares. In addition, the Commodity Futures Contracts or Financial Futures Contracts for the Managed Futures Funds may have different fixing or settlement times. Consequently, liquidity in such futures contracts underlying the DFI and DCFI will be reduced after such fixing or settlement time. As a result, during the time when the BATS Exchange is open but after the applicable fixing or settlement time for futures contracts underlying the DFI or the DCFI has passed, trading spreads and the resulting premium or discount on the Shares of such Funds may widen and, therefore, may increase the difference between the price of the Shares of a Fund and the NAV of such Shares. Furthermore, the NAV for certain Funds is determined prior to the close of the applicable Exchange, and the NAV for certain Funds is determined after the close of its applicable Exchange. Consequently, for those Funds, the closing market price per Share may differ from the NAV per Share at the end of each day. Also, during the time when the applicable Exchange is open but the Fund’s NAV has already been determined (or, in the case of a VIX Fund, closed but before the determination of NAV), there could be market developments or other events that cause or exacerbate the difference between the price of the Shares of such Funds and the NAV of such Shares.

The number of underlying components included in a Fund’s benchmark may impact volatility, which could adversely affect an investment in the Shares.

The number of underlying components in a Fund’s benchmark may also impact volatility, which could adversely affect an investment in the Shares. For example, each of the indexes for the Commodity Index Funds is concentrated in terms of the number and type of commodities represented, and some of the subindexes are solely concentrated in a single commodity futures contract. In addition, the benchmarks for the Currency Funds are concentrated solely on a single currency and the benchmarks for the VIX Funds are concentrated solely in VIX futures contracts. Investors should be aware that other benchmarks are more diversified in terms of both the number and variety of investments included. Concentration in fewer underlying components may result in a greater degree of volatility in a benchmark and the NAV of the Fund which corresponds to that benchmark under specific market conditions and over time.

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

Only Authorized Participants may create or redeem Creation Units. All other investors that desire to purchase or sell Shares must do so through the NYSE Arca or the BATS Exchange or in other markets, if any, in which the Shares may be traded.

The applicable Exchange may halt trading in the Shares of a Fund which would adversely impact investors’ ability to sell Shares.

Trading in Shares of a Fund may be halted due to market conditions or, in light of applicable Exchange rules and procedures, for reasons that, in the view of the applicable Exchange, make trading in Shares of a Fund inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified decline or rise in a market index (e.g., Dow Jones Industrial Average) or in the price of a Fund’s Shares. Additionally, the ability to short sell a Fund’s Shares may be restricted when there is a 10% or greater change from the previous day’s official closing price. There can be no assurance that the requirements necessary to maintain the listing of the Shares of a Fund will continue to be met or will remain unchanged.

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

Under the Trust Agreement, as may be further amended and restated from time to time, the Trustee has the right to be indemnified for any liability or expense incurred without gross negligence or willful misconduct. That means the Sponsor may require the assets of a Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the NAV of one or more of the Funds.

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

In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act will make sweeping changes to the way in which the U.S. financial system is supervised and regulated. Title VII of the Dodd-Frank Act sets forth a new legislative framework for OTC derivatives, including certain Financial Instruments, such as swaps, in which certain of the Funds may invest. Title VII of the Dodd-Frank Act makes broad changes to the OTC derivatives market, grants significant new authority to the SEC and the CFTC to regulate OTC derivatives and market participants, and will require clearing and exchange trading of many OTC derivatives transactions.

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

The CFTC, SEC and other federal regulators have been tasked with developing the rules and regulations enacting the provisions of the Dodd-Frank Act. It is not possible at this time to gauge the exact nature and scope of the impact of the Dodd-Frank Act on any of the Funds. The new legislation and the related regulations that may be promulgated may negatively impact a Fund’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. In particular, new requirements, including capital and mandatory clearing, may increase the cost of a Fund’s investments and cost of doing business, which could adversely affect investors.

Regulatory and exchange accountability levels may restrict the creation of Creation Units and the operation of the Trust.

Many U.S. commodities exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified periods during the trading day. In addition, the CFTC, U.S. futures exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person may hold or control in derivatives traded on such exchanges.

In connection with these limits, the Dodd-Frank Act has required the CFTC to adopt regulations establishing speculative position limits applicable to regulated futures and over-the-counter derivatives and impose aggregate speculative position limits across regulated U.S. futures, over-the-counter positions and certain futures contracts traded on non-U.S. exchanges. In accordance with this mandate, in October 2011 the CFTC finalized rules that established position limits with respect to 28 physical delivery commodity futures and options contracts, as well as to swaps that are economically equivalent to such contracts. The new position limits established by the CFTC would apply with respect to contracts traded on all U.S. and certain foreign exchanges on an aggregate basis. In addition, the CFTC required U.S. commodities exchanges to establish corresponding speculative position limits. Under the adopted CFTC regulations, all accounts owned or managed by commodity trading advisors, their principals and their affiliates would be combined for position limit purposes.

In September 2012, the U.S. District Court in Washington, D.C. struck down these CFTC position limit rules adopted in connection with the Dodd-Frank Act, remanding such rules to the CFTC to resolve various issues identified in the court’s decision. Although it is unclear what future position limit rules will be, the Sponsor is subject to current position and accountability limits established by the CFTC and other exchanges. Accordingly, it may be required to reduce the size of outstanding positions or not enter into new positions that would otherwise be taken for the Funds or not trade certain markets on behalf of the Funds in order to comply with those limits or any future limits established by the CFTC and the relevant exchanges.

Derivative contract prices could move to a limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of derivatives positions and potentially subjecting the Funds to substantial losses or periods in which such Funds do not create additional Creation Units. Modification of trades made by the Trust, if required, could adversely affect the Trust’s operations and profitability and significantly limit the Trust’s ability to reinvest income in additional contracts, create additional Creation Units, or add to existing positions in the desired amount.

In addition, the Sponsor may be required to liquidate certain open positions in order to ensure compliance with the speculative position limits at unfavorable prices, which may result in substantial losses for the relevant Funds. There also can be no assurance that the Sponsor will liquidate positions held on behalf of all the Sponsor’s accounts, including any proprietary accounts, in a proportionate manner. In the event the Sponsor chooses to liquidate a disproportionate number of positions held on behalf of any of the Funds at unfavorable prices, such Funds may incur substantial losses and the value of the Shares may be adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

The Trust and certain principals of the Sponsor have been named as defendants (along with several other parties) in a consolidated class action lawsuit filed in the United States District Court for the Southern District of New York, styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935. The complaint, as amended, alleged that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by including untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs and allegedly failing to adequately disclose the Funds’ investment objectives and risks. The six Funds of the Trust named in the complaint were ProShares Ultra Silver, ProShares UltraShort Gold, ProShares Ultra Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort Silver. On September 10, 2012, the District Court issued an Opinion and Order dismissing the class action lawsuit in its entirety. On December 17, 2012, the plaintiffs filed an appeal brief to the United States Court of Appeals for the Second Circuit. The Trust believes the complaint is without merit and that the anticipated outcome will not adversely impact the operation of the Trust or any of its Funds. Accordingly, no loss contingency has been recorded in the balance sheet and the amount of loss, if any, cannot be reasonably estimated at this time.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver and ProShares UltraShort Silver, commenced trading on the NYSE Arca on December 3, 2008. Two of the Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas, commenced trading on the NYSE Arca on October 4, 2011. One of the Funds, ProShares Short Euro, commenced trading on the NYSE Arca on June 26, 2012. Two of the Funds, ProShares Ultra Australian Dollar and ProShares UltraShort Australian Dollar, commenced trading on the NYSE Arca on July 17, 2012. As of December 31, 2012, the New Funds have not yet commenced trading. The following tables set forth the ranges of reported high and low sales prices of each Fund’s Shares as reported on the NYSE Arca for the periods indicated below.

Fiscal Year 2012

Fund	High	Low
ProShares Ultra DJ-UBS Commodity
First Quarter	$29.19	$25.42
Second Quarter	26.66	20.66
Third Quarter	29.55	23.43
Fourth Quarter	27.86	23.60
ProShares UltraShort DJ-UBS Commodity
First Quarter	$56.89	$49.70
Second Quarter	68.00	53.49
Third Quarter	59.15	45.00
Fourth Quarter	54.36	48.26
ProShares Ultra DJ-UBS Crude Oil
First Quarter	$49.85	$37.82
Second Quarter	44.88	23.13
Third Quarter	37.11	25.84
Fourth Quarter	32.07	25.54
ProShares UltraShort DJ-UBS Crude Oil
First Quarter	$41.16	$30.76
Second Quarter	61.03	33.15
Third Quarter	52.56	34.66
Fourth Quarter	47.46	38.79
ProShares Ultra DJ-UBS Natural Gas*
First Quarter	$110.50	$37.40
Second Quarter	51.96	29.35
Third Quarter	59.61	37.11
Fourth Quarter	60.48	38.62
ProShares UltraShort DJ-UBS Natural Gas*
First Quarter	$49.35	$22.10
Second Quarter	61.63	28.15
Third Quarter	32.28	21.22
Fourth Quarter	26.27	18.00
ProShares Ultra Gold
First Quarter	$102.48	$81.72

Second Quarter	89.95	73.50
Third Quarter	98.40	75.36
Fourth Quarter	99.12	81.59
ProShares UltraShort Gold*
First Quarter	$76.36	$14.75
Second Quarter	78.84	16.50
Third Quarter	74.76	13.96
Fourth Quarter	65.58	13.77
ProShares Ultra Silver
First Quarter	$74.65	$44.43
Second Quarter	57.80	34.50
Third Quarter	60.63	35.39
Fourth Quarter	60.52	42.04
ProShares UltraShort Silver*
First Quarter	$73.85	$40.60
Second Quarter	74.95	49.70
Third Quarter	72.18	38.90
Fourth Quarter	52.52	38.61
ProShares Ultra Australian Dollar
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	42.21	39.25
Fourth Quarter	42.89	39.78
ProShares UltraShort Australian Dollar
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	40.53	37.28
Fourth Quarter	40.58	36.58
ProShares Ultra Euro
First Quarter	$25.79	$22.79
Second Quarter	25.15	21.64
Third Quarter	24.49	20.52
Fourth Quarter	24.79	22.28
ProShares Short Euro
First Quarter	$—	$—
Second Quarter	40.27	39.38
Third Quarter	41.45	37.83
Fourth Quarter	39.13	36.73
ProShares UltraShort Euro
First Quarter	$21.31	$18.61
Second Quarter	22.07	18.94
Third Quarter	23.03	19.18
Fourth Quarter	20.62	18.72
ProShares Ultra Yen
First Quarter	$37.09	$30.61
Second Quarter	35.08	31.32
Third Quarter	35.50	33.47
Fourth Quarter	34.90	28.28
ProShares UltraShort Yen
First Quarter	$48.44	$39.95
Second Quarter	47.24	41.64
Third Quarter	43.71	40.48
Fourth Quarter	50.80	41.19
ProShares Ultra VIX Short-Term Futures ETF*
First Quarter	$679.80	$126.40
Second Quarter	248.70	97.60

Third Quarter	96.30	27.86
Fourth Quarter	33.40	17.35
ProShares VIX Short-Term Futures ETF
First Quarter	$73.37	$33.15
Second Quarter	48.80	32.13
Third Quarter	32.11	18.08
Fourth Quarter	20.14	14.96
ProShares Short VIX Short-Term Futures ETF*
First Quarter	$53.76	$27.00
Second Quarter	50.85	32.26
Third Quarter	72.52	43.58
Fourth Quarter	79.35	60.98
ProShares VIX Mid-Term Futures ETF
First Quarter	$73.04	$56.07
Second Quarter	65.84	53.90
Third Quarter	54.54	40.71
Fourth Quarter	41.74	32.55

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

Fiscal Year 2011

Fund	High	Low
ProShares Ultra DJ-UBS Commodity
First Quarter	$39.82	$33.97
Second Quarter	42.47	31.49
Third Quarter	37.00	25.67
Fourth Quarter	30.05	24.00
ProShares UltraShort DJ-UBS Commodity*
First Quarter	$51.30	$42.99
Second Quarter	50.63	39.98
Third Quarter	59.30	42.94
Fourth Quarter	61.11	48.89
ProShares Ultra DJ-UBS Crude Oil*
First Quarter	$58.10	$41.40
Second Quarter	64.74	37.69
Third Quarter	46.64	26.70
Fourth Quarter	44.95	24.58
ProShares UltraShort DJ-UBS Crude Oil*
First Quarter	$59.40	$41.15
Second Quarter	54.79	35.58
Third Quarter	70.63	43.38
Fourth Quarter	71.33	36.69
ProShares Ultra DJ-UBS Natural Gas
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	39.67	20.27
ProShares UltraShort DJ-UBS Natural Gas
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	71.88	39.94
ProShares Ultra Gold
First Quarter	$72.70	$59.86
Second Quarter	85.37	69.08

Third Quarter	122.13	74.68
Fourth Quarter	106.63	75.42
ProShares UltraShort Gold
First Quarter	$32.52	$26.36
Second Quarter	27.63	22.08
Third Quarter	24.81	14.30
Fourth Quarter	20.81	15.25
ProShares Ultra Silver*
First Quarter	$115.66	$58.39
Second Quarter	190.93	76.27
Third Quarter	127.05	48.39
Fourth Quarter	71.58	38.25
ProShares UltraShort Silver*
First Quarter	$51.32	$22.86
Second Quarter	24.49	12.83
Third Quarter	22.10	10.64
Fourth Quarter	18.15	10.82
ProShares Ultra Euro
First Quarter	$29.11	$24.03
Second Quarter	32.02	28.11
Third Quarter	30.32	25.75
Fourth Quarter	28.93	23.80
ProShares UltraShort Euro
First Quarter	$21.79	$17.68
Second Quarter	18.12	15.99
Third Quarter	19.28	16.47
Fourth Quarter	20.45	16.93
ProShares Ultra Yen
First Quarter	$35.58	$31.34
Second Quarter	34.40	30.09
Third Quarter	37.45	33.29
Fourth Quarter	37.87	35.27
ProShares UltraShort Yen*
First Quarter	$50.10	$43.71
Second Quarter	51.48	44.64
Third Quarter	46.26	40.20
Fourth Quarter	42.55	39.72
ProShares Ultra VIX Short-Term Futures ETF
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	40.80	10.18
ProShares VIX Short-Term Futures ETF
First Quarter	$84.99	$59.71
Second Quarter	64.08	45.21
Third Quarter	114.64	43.04
Fourth Quarter	126.72	69.01
ProShares Short VIX Short-Term Futures ETF
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	58.78	39.00
ProShares VIX Mid-Term Futures ETF
First Quarter	$80.21	$63.80
Second Quarter	70.86	60.87
Third Quarter	89.48	57.24
Fourth Quarter	94.94	70.50

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

The approximate number of holders of the Shares of each Fund as of December 31, 2012 was as follows:

Fund	Number of Holders
ProShares Ultra DJ-UBS Commodity	609
ProShares UltraShort DJ-UBS Commodity	207
ProShares Ultra DJ-UBS Crude Oil	16,999
ProShares UltraShort DJ-UBS Crude Oil	3,113
ProShares Ultra DJ-UBS Natural Gas	4,090
ProShares UltraShort DJ-UBS Natural Gas	211
ProShares Ultra Gold	12,428
ProShares UltraShort Gold	9,811
ProShares Ultra Silver	35,385
ProShares UltraShort Silver	13,527
ProShares Ultra Australian Dollar	15
ProShares UltraShort Australian Dollar	96
ProShares Ultra Euro	293
ProShares Short Euro	162
ProShares UltraShort Euro	30,195
ProShares Ultra Yen	220
ProShares UltraShort Yen	9448
ProShares Ultra VIX Short-Term Futures ETF	16,909
ProShares VIX Short-Term Futures ETF	8,596
ProShares Short VIX Short-Term Futures ETF	3,744
ProShares VIX Mid-Term Futures ETF	5,676

Total:	17,1734

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2012. The Funds have no obligation to make periodic distributions to Shareholders.

b)

The Trust initially registered Shares on a Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all Shares registered and re-allocated the remaining amount of the Shares registered among the Funds listed on its Registration Statement on Form S-3 (No. 333-163511), which became effective on December 4, 2009 and registered additional Shares and/or added Funds pursuant to Post-Effective Amendments to that Registration Statement, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a Registration Statement on Form S-1 (No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a Post-Effective Amendment to the Registration Statement on Form S-3 (No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra DJ-UBS Crude Oil and terminated the offerings for certain other Funds. New offerings for certain of those Funds were registered on an accompanying Registration Statement on Form S-1 (No. 333-176878), which was also declared effective on June 26, 2012. On September 24, 2012, a Registration Statement on Form S-1 (No. 333-183672) was declared effective, which registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF. This registration statement (No. 333-183672) was a combined registration statement acting as a post-effective amendment to the Form S-1 (No. 333-176878), which offerings were terminated upon effectiveness. On September 27, 2012, a Registration Statement on Form S-3 (No. 333-183674) was declared effective, which registered additional Shares for ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil and ProShares UltraShort Euro. This registration statement (No. 333-183674) was a combined registration statement acting as a post-effective amendment to the Form S-3 (No. 333-163511), which offerings were terminated upon effectiveness. On September 28, 2012, a post-effective amendment to an S-1 Registration Statement was declared effective, terminating the proposed offerings of ProShares Ultra Canadian Dollar, ProShares Ultra Swiss Franc, ProShares Short Yen, ProShares UltraShort Canadian Dollar and ProShares UltraShort Swiss Franc. On January 30, 2013, a Registration Statement on Form S-3 (No. 333-185289) was declared effective, which combined the offerings for two funds (ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF) that were previously registered on Form S-1 (No. 333-183672) with offerings for other Form S-3 eligible Funds that were previously registered on a different Form S-3 Registration Statement (No. 333-183674). Also, on that same day, a Registration Statement on Form S-1 (No. 333-185288) was declared effective consolidating offerings from two Form S-1 Registration Statements (Nos. 333-183672 and 333-18707) and registering new offerings of the two Managed Futures Funds (ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy) and ProShares UltraPro Short Euro. Therefore, as of January 30, 2013, the Trust had three registration statements outstanding: 1) an effective Form S-3 registration statement (No. 333-185289); 2) an effective Form S-1 registration statement (No. 333-185288); and 3) a Form S-1 registration statement that has not been declared effective (No. 333-178212).

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

Title of Securities Registered	Amount Registered As of December 31, 2012		Shares Sold For the Three Months Ended December 31, 2012	Sale Price of Shares Sold For the Three Months Ended December 31, 2012	Shares Sold For the Year Ended December 31, 2012		Sale Price of Shares Sold For the Year Ended December 31, 2012
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$300,000,000		—	$—	—		$—
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	$500,000,000		—	$—	—		$—
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest	$4,008,246,073	[1]	9,250,000	$251,817,060	28,550,000		$853,881,447
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest	$1,875,000,000		650,000	$26,514,692	5,900,000		$230,873,903
ProShares Ultra DJ-UBS Natural Gas Common Units of Beneficial Interest	$500,000,000		850,000	$35,889,536	2,930,000	[2]	$133,210,470
ProShares UltraShort DJ-UBS Natural Gas Common Units of Beneficial Interest	$500,000,000		200,000	$3,878,736	1,050,000	[2]	$33,115,715
ProShares Ultra Gold Common Units of Beneficial Interest	$1,000,000,000		—	$—	500,000		$49,880,610
ProShares UltraShort Gold Common Units of Beneficial Interest	$1,000,000,000		50,000	$2,905,948	50,000	[2]	$2,905,948
ProShares Ultra Silver Common Units of Beneficial Interest	$2,500,000,000		2,250,000	$104,047,971	9,050,000		$463,625,109
ProShares UltraShort Silver Common Units of Beneficial Interest	$2,300,000,000		300,000	$12,240,303	5,960,000	[2]	$310,340,710

ProShares Ultra Australian Dollar Common Units of Beneficial Interest	$200,000,000		—	$—	100,000		$4,000,000
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$200,000,000		—	$—	100,000		$4,000,000
ProShares Ultra Euro Common Units of Beneficial Interest	$500,000,000		—	$—	50,000		$1,209,580
ProShares Short Euro Common Units of Beneficial Interest	$200,000,000		—	$—	100,000		$4,000,000
ProShares UltraShort Euro Common Units of Beneficial Interest	$2,653,506,872	[3]	800,000	$15,727,247	12,900,000		$263,481,506
ProShares UltraPro Short Euro Common Units of Beneficial Interest	$0	[4]	—	$—	—		$—
ProShares Ultra Yen Common Units of Beneficial Interest	$500,000,000		—	$—	—		$—
ProShares UltraShort Yen Common Units of Beneficial Interest	$1,300,000,000		2,800,000	$130,048,376	6,550,000		$291,223,076
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$2,000,000,000	[5]	14,700,000	$353,710,957	26,537,500	[2]	$1,600,919,494
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$1,300,000,000	[6]	7,200,000	$125,381,704	27,925,000		$801,055,108
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$700,000,000	[7]	1,350,000	$93,037,668	10,450,000	[2]	$536,782,526
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$700,000,000		525,000	$20,041,859	2,425,000		$127,092,035
ProShares Managed Futures Strategy Common Units of Beneficial Interest	$1,000,000	[8]	—	$—	—		$—
ProShares Commodity Managed Futures Strategy Common Units of Beneficial Interest	$1,000,000	[9]	—	$—	—		$—

Total:	$24,738,752,945		40,925,000	$1,175,242,057	141,127,500		$5,711,597,237

[1]	A registration statement on Form S-3 was declared effective on January 30, 2013, increasing the “Amount Registered” to $4,308,246,073 as of that date.
[2]	See Share Splits and Reverse Share Splits under Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.
[3]	A registration statement on Form S-3 was declared effective on January 30, 2013, increasing the “Amount Registered” to $2,753,506,872 as of that date.
[4]	A registration statement on Form S-1 was declared effective on January 30, 2013, increasing the “Amount Registered” to $300,000,000 as of that date.
[5]	A registration statement on Form S-3 was declared effective on January 30, 2013, increasing the “Amount Registered” to $3,000,000,000 as of that date.
[6]	A registration statement on Form S-3 was declared effective on January 30, 2013, increasing the “Amount Registered” to $1,750,000,000 as of that date.
[7]	A registration statement on Form S-1 was declared effective on January 30, 2013, increasing the “Amount Registered” to $950,000,000 as of that date.
[8]	A registration statement on Form S-1 was declared effective on January 30, 2013, increasing the “Amount Registered” to $200,000,000 as of that date.
[9]	A registration statement on Form S-1 was declared effective on January 30, 2013, increasing the “Amount Registered” to $100,000,000 as of that date.

b)	From October 1, 2012 through December 31, 2012, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Ultra DJ-UBS Commodity
10/01/12 to 10/31/12	50,000	$28.29
11/01/12 to 11/30/12	—	—
12/01/12 to 12/31/12	—	—
ProShares UltraShort DJ-UBS Commodity
10/01/12 to 10/31/12	—	—
11/01/12 to 11/30/12	—	—
12/01/12 to 12/31/12	—	—
ProShares Ultra DJ-UBS Crude Oil
10/01/12 to 10/31/12	600,000	$30.61
11/01/12 to 11/30/12	950,000	$27.56
12/01/12 to 12/31/12	3,450,000	$28.28
ProShares UltraShort DJ-UBS Crude Oil
10/01/12 to 10/31/12	650,000	$44.56
11/01/12 to 11/30/12	350,000	$43.87
12/01/12 to 12/31/12	300,000	$45.17
ProShares Ultra DJ-UBS Natural Gas
10/01/12 to 10/31/12	250,000	$55.93
11/01/12 to 11/30/12	50,000	$51.66
12/01/12 to 12/31/12	—	—
ProShares UltraShort DJ-UBS Natural Gas
10/01/12 to 10/31/12	—	—
11/01/12 to 11/30/12	50,000	$21.87
12/01/12 to 12/31/12	250,000	$24.56
ProShares Ultra Gold
10/01/12 to 10/31/12	—	—
11/01/12 to 11/30/12	—	—
12/01/12 to 12/31/12	—	—
ProShares UltraShort Gold*
10/01/12 to 10/31/12	498	$58.71
11/01/12 to 11/30/12	100,000	$59.94
12/01/12 to 12/31/12	149,999	$60.90
ProShares Ultra Silver
10/01/12 to 10/31/12	900,000	$55.67
11/01/12 to 11/30/12	300,000	$55.60
12/01/12 to 12/31/12	300,000	$53.25
ProShares UltraShort Silver
10/01/12 to 10/31/12	250,000	$44.62
11/01/12 to 11/30/12	600,000	$46.25
12/01/12 to 12/31/12	650,000	$48.26
ProShares Ultra Australian Dollar
10/01/12 to 10/31/12	—	—
11/01/12 to 11/30/12	—	—
12/01/12 to 12/31/12	—	—
ProShares UltraShort Australian Dollar
10/01/12 to 10/31/12	—	—
11/01/12 to 11/30/12	—	—
12/01/12 to 12/31/12	—	—
ProShares Ultra Euro
10/01/12 to 10/31/12	50,000	$23.99
11/01/12 to 11/30/12	—	—
12/01/12 to 12/31/12	—	—
ProShares Short Euro
10/01/12 to 10/31/12	—	—
11/01/12 to 11/30/12	—	—
12/01/12 to 12/31/12	—	—
ProShares UltraShort Euro
10/01/12 to 10/31/12	2,450,000	$19.92
11/01/12 to 11/30/12	1,900,000	$20.23
12/01/12 to 12/31/12	7,050,000	$18.96
ProShares Ultra Yen
10/01/12 to 10/31/12	—	—
11/01/12 to 11/30/12	—	—
12/01/12 to 12/31/12	—	—

ProShares UltraShort Yen
10/01/12 to 10/31/12	800,000	$41.41
11/01/12 to 11/30/12	—	—
12/01/12 to 12/31/12	—	—
ProShares Ultra VIX Short-Term Futures ETF
10/01/12 to 10/31/12	5,201,070	$30.44
11/01/12 to 11/30/12	5,000,000	$29.16
12/01/12 to 12/31/12	6,650,000	$22.39
ProShares VIX Short-Term Futures ETF
10/01/12 to 10/31/12	1,500,000	$18.99
11/01/12 to 11/30/12	2,950,000	$18.01
12/01/12 to 12/31/12	3,275,000	$16.19
ProShares Short VIX Short-Term Futures ETF*
10/01/12 to 10/31/12	400,000	$68.76
11/01/12 to 11/30/12	100,000	$68.85
12/01/12 to 12/31/12	400,000	$68.02
ProShares VIX Mid-Term Futures ETF
10/01/12 to 10/31/12	100,000	$39.06
11/01/12 to 11/30/12	175,000	$35.72
12/01/12 to 12/31/12	1,600,000	$34.84
Total:	49,801,567	$27.38

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

Financial Highlights for the years ended December 31, 2012, 2011, 2010 and 2009 and the period ended December 31, 2008 for each Fund, as applicable, are summarized below and should be read in conjunction with the Funds’ audited financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K.

PROSHARES ULTRA DJ-UBS COMMODITY

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$6,408,497	$9,773,138	$18,200,144	$19,759,132	$3,367,988
Total shareholders’ equity at end of period	6,097,211	9,058,529	18,186,658	19,743,932	3,325,011
Net investment income (loss)	(73,484)	(145,601)	(101,507)	(159,995)	(2,396)
Net realized and unrealized gain (loss)	(134,794)	(4,514,955)	2,964,022	5,272,629	(223,668)
Net income (loss)	(208,278)	(4,660,556)	2,862,515	5,112,634	(226,064)
Net increase (decrease) in net asset value per share	(1.49)	(10.49)	8.16	6.05	(2.84)

PROSHARES ULTRASHORT DJ-UBS COMMODITY

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$3,248,525	$9,114,501	$1,605,496	$3,143,524	$3,314,130
Total shareholders’ equity at end of period	3,245,965	9,107,146	1,440,073	2,924,426	2,679,883
Net investment income (loss)	(47,749)	(133,153)	(24,504)	(34,690)	(2,783)
Net realized and unrealized gain (loss)	340,212	(2,775,425)	(638,367)	(2,269,710)	181,766
Net income (loss)	292,463	(2,908,578)	(662,871)	(2,304,400)	178,983
Net increase (decrease) in net asset value per share	(2.82)	8.92	(25.11)	(60.86)	8.97

PROSHARES ULTRA DJ-UBS CRUDE OIL

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$499,982,244	$261,618,033	$264,616,122	$359,277,448	$107,259,658
Total shareholders’ equity at end of period	483,508,964	251,395,322	228,133,077	323,819,670	99,772,943
Net investment income (loss)	(3,248,430)	(3,186,369)	(2,867,437)	(2,745,473)	(40,674)
Net realized and unrealized gain (loss)	(17,357,813)	87,943,855	124,409,546	126,094,280	9,956,997
Net income (loss)	(20,606,243)	84,757,486	121,542,109	123,348,807	9,916,323
Net increase (decrease) in net asset value per share	(11.49)	(9.12)	(0.50)	(8.62)	(40.88)

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$96,137,916	$144,499,971	$143,897,039	$78,978,388	$20,975,904
Total shareholders’ equity at end of period	89,481,266	144,389,893	132,214,257	76,656,626	14,502,399
Net investment income (loss)	(1,078,664)	(1,211,735)	(784,150)	(785,316)	(11,201)
Net realized and unrealized gain (loss)	35,047,625	36,113,078	12,590,308	(16,268,045)	(717,759)
Net income (loss)	33,968,961	34,901,343	11,806,158	(17,053,361)	(728,960)
Net increase (decrease) in net asset value per share	1.49	(12.03)	(17.59)	(76.58)	20.02

PROSHARES ULTRA DJ-UBS NATURAL GAS

	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Total assets	$77,963,078	$4,107,427
Total shareholders’ equity at end of period	73,019,370	4,079,349
Net investment income (loss)	(566,310)	(10,459)
Net realized and unrealized gain (loss)	(5,825,840)	(2,307,329)
Net income (loss)	(6,392,150)	(2,317,788)
Net increase (decrease) in net asset value per share	(62.93)	(98.02)

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Total assets	$12,780,598	$7,174,003
Total shareholders’ equity at end of period	12,768,340	7,142,310
Net investment income (loss)	(196,407)	(15,612)
Net realized and unrealized gain (loss)	241,864	3,157,122
Net income (loss)	45,457	3,141,510
Net increase (decrease) in net asset value per share	1.73	10.48

PROSHARES ULTRA GOLD

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$350,986,079	$407,538,760	$259,766,273	$168,695,905	$28,531,021
Total shareholders’ equity at end of period	335,054,752	326,399,360	259,562,075	156,476,709	27,736,722
Net investment income (loss)	(3,169,265)	(2,975,486)	(1,595,925)	(1,247,200)	(10,430)
Net realized and unrealized gain (loss)	31,641,746	10,169,127	90,914,726	35,041,207	1,721,234
Net income (loss)	28,472,481	7,193,641	89,318,801	33,794,007	1,710,804
Net increase (decrease) in net asset value per share	7.85	6.69	25.14	13.26	5.82

PROSHARES ULTRASHORT GOLD

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$92,495,298	$198,423,144	$80,883,630	$68,671,532	$4,094,070
Total shareholders’ equity at end of period	92,416,742	198,298,571	77,732,507	67,602,811	3,875,093
Net investment income (loss)	(1,106,213)	(1,043,199)	(592,970)	(402,783)	(2,370)
Net realized and unrealized gain (loss)	(39,758,386)	(8,458,117)	(43,229,362)	(17,512,830)	(659,607)
Net income (loss)	(40,864,599)	(9,501,316)	(43,822,332)	(17,915,613)	(661,977)
Net increase (decrease) in net asset value per share	(18.84)	(30.77)	(96.14)	(177.85)	(112.53)

PROSHARES ULTRA SILVER

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$894,123,114	$786,720,628	$547,399,463	$158,775,881	$10,310,952
Total shareholders’ equity at end of period	747,725,400	606,824,420	547,003,919	145,416,382	10,011,149
Net investment income (loss)	(6,918,157)	(7,956,212)	(1,723,966)	(758,694)	(3,611)
Net realized and unrealized gain (loss)	(32,752,438)	(438,094,409)	273,334,878	36,175,592	133,347
Net income (loss)	(39,670,595)	(446,050,621)	271,610,912	35,416,898	129,736
Net increase (decrease) in net asset value per share	(0.22)	(34.95)	49.63	14.21	1.80

PROSHARES ULTRASHORT SILVER

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$105,882,964	$267,497,929	$109,346,452	$68,157,270	$2,062,984
Total shareholders’ equity at end of period	100,656,703	246,813,921	99,032,781	64,516,145	1,960,071
Net investment income (loss)	(1,403,142)	(3,388,013)	(538,873)	(388,903)	(1,870)
Net realized and unrealized gain (loss)	(51,826,102)	(117,764,498)	(102,617,003)	(37,791,186)	(538,959)
Net income (loss)	(53,229,244)	(121,152,511)	(103,155,876)	(38,180,089)	(540,829)
Net increase (decrease) in net asset value per share	(25.28)	(122.78)	(742.38)	(2,978.30)	(1,079.86)

PROSHARES ULTRA AUSTRALIAN DOLLAR

	Year Ended December 31, 2012	December 12, 2011 (Inception) through December 31, 2011
Total assets	$4,191,068	$41,200
Total shareholders’ equity at end of period	4,150,068	200
Net investment income (loss)	(17,298)	—
Net realized and unrealized gain (loss)	167,166	—
Net income (loss)	149,868	—
Net increase (decrease) in net asset value per share	1.50	—

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	Year Ended December 31, 2012	December 12, 2011 (Inception) through December 31, 2011
Total assets	$3,832,949	$41,200
Total shareholders’ equity at end of period	3,780,999	200
Net investment income (loss)	(16,229)	—
Net realized and unrealized gain (loss)	(202,972)	—
Net income (loss)	(219,201)	—
Net increase (decrease) in net asset value per share	(2.19)	—

PROSHARES ULTRA EURO

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	August 6, 2008 (Inception) through December 31, 2008
Total assets	$4,874,189	$10,079,176	$7,735,783	$7,815,430	$4,569,933
Total shareholders’ equity at end of period	4,870,316	9,554,748	7,729,684	7,531,857	4,386,411
Net investment income (loss)	(60,126)	(75,102)	(92,663)	(60,716)	(2,894)
Net realized and unrealized gain (loss)	207,279	(512,495)	24,901	562,024	430,635
Net income (loss)	147,153	(587,597)	(67,762)	501,308	427,741
Net increase (decrease) in net asset value per share	0.46	(1.87)	(4.37)	0.89	4.24

PROSHARES SHORT EURO

		December 12, 2011
	Year Ended	(Inception) through
	December 31, 2012	December 31, 2011
Total assets	$3,804,040	$41,200
Total shareholders’ equity at end of period	3,763,040	200
Net investment income (loss)	(17,891)	—
Net realized and unrealized gain (loss)	(219,269)	—
Net income (loss)	(237,160)	—
Net increase (decrease) in net asset value per share	(2.37)	—

PROSHARES ULTRASHORT EURO

					August 6,
					2008
					(Inception)
	Year ended	Year ended	Year ended	Year ended	through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2010	2009	2008
Total assets	$553,706,934	$1,101,007,056	$472,081,034	$100,901,360	$7,374,140
Total shareholders’ equity at end of period	526,778,026	1,100,159,546	444,412,995	100,847,786	7,331,163
Net investment income (loss)	(7,447,508)	(5,907,849)	(2,805,812)	(349,729)	(3,574)
Net realized and unrealized gain (loss)	(33,586,639)	85,179,270	23,450,767	(8,506,207)	(342,153)
Net income (loss)	(41,034,147)	79,271,421	20,644,955	(8,855,936)	(345,727)
Net increase (decrease) in net asset value per share	(1.32)	0.05	1.61	(2.27)	(4.05)

PROSHARES ULTRA YEN

					August 6,
					2008
					(Inception)
	Year ended	Year ended	Year ended	Year ended	through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2010	2009	2008
Total assets	$4,725,951	$5,475,400	$5,027,843	$4,240,477	$3,089,602
Total shareholders’ equity at end of period	4,227,995	5,471,075	5,024,240	3,921,267	2,845,053
Net investment income (loss)	(44,440)	(39,572)	(38,091)	(36,723)	(2,671)
Net realized and unrealized gain (loss)	(1,198,640)	383,849	1,426,351	(356,330)	347,374
Net income (loss)	(1,243,080)	344,277	1,388,260	(393,053)	344,703
Net increase (decrease) in net asset value per share	(8.29)	2.98	7.35	(2.31)	3.45

PROSHARES ULTRASHORT YEN

					August 6,
					2008
					(Inception)
	Year ended	Year ended	Year ended	Year ended	through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2010	2009	2008
Total assets	$408,834,865	$225,676,364	$223,993,625	$67,536,287	$2,209,595
Total shareholders’ equity at end of period	408,563,630	221,131,994	207,685,813	67,487,917	2,166,617
Net investment income (loss)	(2,184,694)	(2,642,134)	(1,213,282)	(348,942)	(2,148)
Net realized and unrealized gain (loss)	69,835,696	(38,262,661)	(43,102,207)	(1,312,337)	(331,585)
Net income (loss)	67,651,002	(40,904,795)	(44,315,489)	(1,661,279)	(333,733)
Net increase (decrease) in net asset value per share	9.80	(6.06)	(17.25)	(0.72)	(10.01)

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

		April 5, 2011 (Inception)
	Year ended	through December 31,
	December 31, 2012	2011
Total assets	$156,387,315	$11,767,107
Total shareholders’ equity at end of period	84,716,132	9,881,113
Net investment income (loss)	(3,001,646)	(16,778)
Net realized and unrealized gain (loss)	(506,284,763)	(4,287,543)
Net income (loss)	(509,286,409)	(4,304,321)
Net increase (decrease) in net asset value per share	(720.92)	(1,658.95)

PROSHARES VIX SHORT-TERM FUTURES ETF

			October 12, 2010
			(Inception)
	Year ended	Year ended	through December 31,
	December 31, 2012	December 31, 2011	2010
Total assets	$183,678,945	$30,574,178	$199,398
Total shareholders’ equity at end of period	137,657,464	30,549,903	400
Net investment income (loss)	(1,053,112)	(282,569)	—
Net realized and unrealized gain (loss)	(159,588,720)	2,157,514	—
Net income (loss)	(160,641,832)	1,874,945	—
Net increase (decrease) in net asset value per share	(59.58)	(3.63)	—

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

		April 5, 2011 (Inception)
	Year ended	through December 31,
	December 31, 2012	2011
Total assets	$95,411,974	$7,795,104
Total shareholders’ equity at end of period	82,663,633	7,760,424
Net investment income (loss)	(437,699)	(16,333)
Net realized and unrealized gain (loss)	11,731,268	1,446,017
Net income (loss)	11,293,569	1,429,684
Net increase (decrease) in net asset value per share	40.26	5.87

PROSHARES VIX MID-TERM FUTURES ETF

			October 12, 2010
			(Inception)
	Year ended	Year ended	through December 31,
	December 31, 2012	December 31, 2011	2010
Total assets	$89,824,581	$90,821,428	$124,774
Total shareholders’ equity at end of period	37,302,992	90,821,428	400
Net investment income (loss)	(786,167)	(117,121)	—
Net realized and unrealized gain (loss)	(70,590,582)	(6,632,431)	—
Net income (loss)	(71,376,749)	(6,749,552)	—
Net increase (decrease) in net asset value per share	(39.44)	(5.86)	—

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

Introduction

As further described in Item 1 in this Annual Report on Form 10-K, each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. The “UltraPro Short” Fund will seek daily investment results (before fees and expenses) that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Daily performance is measured from the calculation of one NAV to the next. Each of the Funds generally invests or will invest in Financial Instruments (i.e., instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to the commodity futures index, currency exchange rate, equity volatility index or applicable commodity or financial futures contracts. Financial Instruments also are used to produce economically “leveraged”, “inverse” or “inverse leveraged” investment results for the Geared Funds. As noted in Item 1 in this Annual Report on Form 10-K, as of December 31, 2012, each of the New Funds had not commenced investment operations; therefore, this management’s discussion and analysis of financial condition and results of operations does not include results of operations for the New Funds.

Each Geared Fund seeks or will seek investment results for a single day only, not for longer periods. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, and usually will differ from 2x, -1x, -2x or -3x, of the return of the Geared Fund’s benchmark for that period. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Geared Funds are riskier than similarly benchmarked exchange-traded funds that are not geared. Accordingly, these funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily, leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.

The Matching VIX Funds and the Managed Futures Funds seek to achieve their stated investment objective both over a single day and over time.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the years ended December 31, 2012, 2011 and 2010, each of the Funds earned interest income as follows:

	Interest Income	Interest Income	Interest Income
	Year Ended	Year Ended	Year Ended
Fund	December 31, 2012	December 31, 2011	December 31, 2010
ProShares Ultra DJ-UBS Commodity	$4,965	$10,504	$21,655
ProShares UltraShort DJ-UBS Commodity	3,017	3,661	3,775
ProShares Ultra DJ-UBS Crude Oil	240,162	159,287	452,166
ProShares UltraShort DJ-UBS Crude Oil	75,194	70,449	115,372
ProShares Ultra DJ-UBS Natural Gas	30,397	—	—
ProShares UltraShort DJ-UBS Natural Gas	7,994	13	—
ProShares Ultra Gold	242,432	146,143	271,540
ProShares UltraShort Gold	76,519	51,785	103,561
ProShares Ultra Silver	520,233	423,786	310,024
ProShares UltraShort Silver	100,092	146,064	95,673
ProShares Ultra Australian Dollar	1,493	—	—
ProShares UltraShort Australian Dollar	1,432	—	—
ProShares Ultra Euro	3,690	4,536	16,178
ProShares Short Euro	1,508	—	—
ProShares UltraShort Euro	525,386	271,533	574,152
ProShares Ultra Yen	3,524	1,871	6,585
ProShares UltraShort Yen	170,226	182,452	233,813
ProShares Ultra VIX Short-Term Futures ETF	61,217	—	—
ProShares VIX Short-Term Futures ETF	77,462	12,243	—
ProShares Short VIX Short-Term Futures ETF	18,261	1	—
ProShares VIX Mid-Term Futures ETF	49,908	4,090	—

Each Fund’s underlying swaps, futures and forward contracts, as applicable, may be, subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, swaps and forward contracts are not traded on an exchange, do not have uniform terms and conditions, and in general are not transferable without the consent of the counterparty. In the case of futures contracts, commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no futures trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in such futures contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Futures contract prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent a Fund from promptly liquidating its futures positions.

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

Results of Operations for the Year Ended December 31, 2012 Compared to the Years Ended December 31, 2011 and December 31, 2010

ProShares Ultra DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
NAV beginning of period	$9,058,529	$18,186,658	$19,743,932
NAV end of period	$6,097,211	$9,058,529	$18,186,658
Percentage change in NAV	(32.7)%	(50.2)%	(7.9)%
Shares outstanding beginning of period	350,014	500,014	700,014
Shares outstanding end of period	250,014	350,014	500,014
Percentage change in shares outstanding	(28.6)%	(30.0)%	(28.6)%
Shares created	—	50,000	400,000
Shares redeemed	100,000	200,000	600,000
Per share NAV beginning of period	$25.88	$36.37	$28.21
Per share NAV end of period	$24.39	$25.88	$36.37
Percentage change in per share NAV	(5.8)%	(28.8)%	29.0%
Percentage change in benchmark	(1.1)%	(13.3)%	16.8%
Benchmark annualized volatility	13.9%	18.3%	17.0%

During the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 350,014 outstanding Shares at December 31, 2011 to 250,014 outstanding shares at December 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the year ended December 31, 2011, the decrease in the Fund’s NAV resulted primarily from a decrease from 500,014 outstanding Shares at December 31, 2010 to 350,014 outstanding Shares at December 31, 2011. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the year ended December 31, 2010, the decrease in the Fund’s NAV resulted from a decrease from 700,014 outstanding Shares at December 31, 2009 to 500,014 outstanding Shares at December 31, 2010. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index.

For the years ended December 31, 2012, 2011 and 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.8% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV decrease of 28.8% for the year ended December 31, 2011, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2012. The Fund’s per Share NAV decrease of 28.8% for the year ended December 31, 2011, as compared to the Fund’s per Share NAV increase of 29.0% for the year ended December 31, 2010, was primarily due to depreciation in the value of the assets of the Fund during the year ended December 31, 2011.

During the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on September 14, 2012 at $29.39 per Share and reached its low for the year on June 1, 2012 at $20.71 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on April 29, 2011 at $41.87 per Share and reached its low for the year on December 15, 2011 at $24.32 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per Share NAV reached its high for the year on December 31, 2010 at $36.37 per Share and reached its low for the year on June 4, 2010 at $21.14 per Share.

The benchmark’s decline of 1.1% for the year ended December 31, 2012, as compared to the benchmark’s decline of 13.3% for the year ended December 31, 2011, can be attributed to a lesser depreciation of the underlying components of the index during the year ended December 31, 2012. By comparison, the benchmark’s decline of 13.3% for the year ended December 31, 2011, as compared to the benchmark’s rise of 16.8% for the year ended December 31, 2010, can be attributed to a depreciation of the underlying components of the index during the year ended December 31, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net investment income (loss)	$(73,484)	$(145,601)	$(101,507)
Management fee	78,449	156,105	123,162
Net realized gain (loss)	(536,107)	(2,051,301)	2,384,616
Change in net unrealized appreciation/depreciation	401,313	(2,463,654)	579,406
Net income (loss)	$(208,278)	$(4,660,556)	$2,862,515

The Fund’s net income increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a lesser depreciation of the underlying components of the index, notably Crude Oil, during the year ended December 31, 2011. By comparison, the Fund’s net income decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a depreciation of the underlying components of the index, notably Crude Oil, during the year ended December 31, 2011.

ProShares UltraShort DJ-UBS Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
NAV beginning of period	$9,107,146	$1,440,073	$2,924,426
NAV end of period	$3,245,965	$9,107,146	$1,440,073
Percentage change in NAV	(64.4)%	532.4%	(50.8)%
Shares outstanding beginning of period	159,997	30,003	40,003
Shares outstanding end of period	59,997	159,997	30,003
Percentage change in shares outstanding	(62.5)%	433.3%	(25.0)%
Shares created	—	1,780,000	50,000
Shares redeemed	100,000	1,650,006	60,000
Per share NAV beginning of period	$56.92	$48.00	$73.11
Per share NAV end of period	$54.10	$56.92	$48.00
Percentage change in per share NAV	(5.0)%	18.6%	(34.3)%
Percentage change in benchmark	(1.1)%	(13.3)%	16.8%
Benchmark annualized volatility	13.9%	18.3%	17.0%

During the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 159,997 outstanding shares at December 31, 2011 to 59,997 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 30,003 outstanding Shares at December 31, 2010 to 159,997 outstanding shares at December 31, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the year ended December 31,

2010, the decrease in the Fund’s NAV resulted primarily from a decrease from 40,003 outstanding Shares at December 31, 2009 to 30,003 outstanding shares at December 31, 2010. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index.

For the years ended December 31, 2012, 2011 and 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.0% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV increase of 18.6% for the year ended December 31, 2011, was primarily due to depreciation in the value of the assets of the Fund in conjunction with significant volatility in outstanding shares during the year ended December 31, 2012. The Fund’s per Share NAV increase of 18.6% for the year ended December 31, 2011, as compared to the Fund’s per Share NAV decrease of 34.3% for the year ended December 31, 2010, was primarily due to appreciation in the value of the assets of the Fund during the year ended December 31, 2011.

During the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on June 1, 2012 at $68.06 per Share and reached its low for the year on September 14, 2012 at $46.01 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on December 15, 2011 at $60.83 per Share and reached its low for the year on April 29, 2011 at $39.91 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per Share NAV reached its high for the year on June 4, 2010 at $90.42 per Share and reached its low for the year on December 31, 2010 at $48.00 per Share.

The benchmark’s decline of 1.1% for the year ended December 31, 2012, as compared to the benchmark’s decline of 13.3% for the year ended December 31, 2011, can be attributed to a lesser depreciation of the underlying components of the index during the year ended December 31, 2012. The benchmark’s decline of 13.3% for the year ended December 31, 2011, as compared to the benchmark’s rise of 16.8% for the year ended December 31, 2010, can be attributed to depreciation of the underlying components of the index during the year ended December 31, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net investment income (loss)	$(47,749)	$(133,153)	$(24,504)
Management fee	50,766	136,814	28,279
Net realized gain (loss)	761,941	(3,510,053)	(691,027)
Change in net unrealized appreciation/depreciation	(421,729)	734,628	52,660
Net income (loss)	$292,463	$(2,908,578)	$(662,871)

The Fund’s net income increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a lesser depreciation of the underlying components of the index, notably Crude Oil, in conjunction with a significant decrease in outstanding shares, during the year ended December 31, 2012. By comparison, the Fund’s net income decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to depreciation of the underlying components of the index, notably Crude Oil, in conjunction with a significant increase in outstanding shares, during the year ended December 31, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares UltraShort DJ-UBS Commodity Fund.

ProShares Ultra DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
NAV beginning of period	$251,395,322	$228,133,077	$323,819,670
NAV end of period	$483,508,964	$251,395,322	$228,133,077
Percentage change in NAV	92.3%	10.2%	(29.5)%
Shares outstanding beginning of period	6,149,170	4,562,504	6,412,504
Shares outstanding end of period	16,449,170	6,149,170	4,562,504
Percentage change in shares outstanding	167.5%	34.8%	(28.8)%
Shares created	28,550,000	29,625,000	29,262,500
Shares redeemed	18,250,000	28,038,334	31,112,500
Per share NAV beginning of period	$40.88	$50.00	$50.50
Per share NAV end of period	$29.39	$40.88	$50.00
Percentage change in per share NAV	(28.1)%	(18.2)%	(1.0)%
Percentage change in benchmark	(11.8)%	(3.7)%	3.8%
Benchmark annualized volatility	26.0%	33.7%	27.0%

During the year ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 6,149,170 outstanding Shares at December 31, 2011 to 16,449,170 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil Subindex. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 4,562,504 outstanding Shares at December 31, 2010 to 6,149,170 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil Subindex. By comparison, during the year ended December 31, 2010, the decrease in the Fund’s NAV resulted primarily from a decrease from 6,412,504 outstanding Shares at December 31, 2009 to 4,562,504 outstanding Shares at December 31, 2010. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil Subindex.

For the years ended December 31, 2012, 2011 and 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 28.1% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV decrease of 18.2% for the year ended December 31, 2011, was primarily due to a relatively greater depreciation in the value of the assets of the Fund during the year ended December 31, 2012. The Fund’s per Share NAV decrease of 18.2% for the year ended December 31, 2011, as compared to the Fund’s per Share NAV decrease of 1.0% for the year ended December 31, 2010, was primarily due to a relatively greater depreciation in the value of the assets of the Fund during the year ended December 31, 2011.

During the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on February 24, 2012 at $49.25 per Share and reached its low for the year on June 28, 2012 at $23.36 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on April 29, 2011 at $63.90 per Share and reached its low for the year on October 4, 2011 at $24.90 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per Share NAV reached its high for the year on May 3, 2010 at $57.29 per Share and reached its low for the year on August 24, 2010 at $33.45 per Share.

The benchmark’s decline of 11.8% for the year ended December 31, 2012, as compared to the benchmark’s decline of 3.7% for the year ended December 31, 2011, can be attributed to a greater decrease in the price of WTI Crude Oil during the year ended December 31, 2012. By comparison, the benchmark’s decline of 3.7% for the year ended December 31, 2011, as compared to the benchmark’s rise of 3.8% for the year ended December 31, 2010, can be attributed to a decrease in the price of WTI Crude Oil during the year ended December 31, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net investment income (loss)	$(3,248,430)	$(3,186,369)	$(2,867,437)
Management fee	3,400,756	3,243,051	3,172,821
Brokerage commission	87,836	102,605	146,782
Net realized gain (loss)	(84,049,115)	110,396,094	151,325,176
Change in net unrealized appreciation/depreciation	66,691,302	(22,452,239)	(26,915,630)
Net income (loss)	$(20,606,243)	$84,757,486	$121,542,109

The Fund’s net income decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a greater decrease in the price of WTI Crude Oil during the year ended December 31, 2012. By comparison, the Fund’s net income decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a decrease in the price of WTI Crude Oil during the year ended December 31, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares Ultra DJ-UBS Crude Oil Fund.

ProShares UltraShort DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
NAV beginning of period	$144,389,893	$132,214,257	$76,656,626
NAV end of period	$89,481,266	$144,389,893	$132,214,257
Percentage change in NAV	(38.0)%	9.2%	72.5%
Shares outstanding beginning of period	3,719,944	2,600,003	1,120,003
Shares outstanding end of period	2,219,944	3,719,944	2,600,003
Percentage change in shares outstanding	(40.3)%	43.1%	132.1%
Shares created	5,900,000	12,530,000	9,150,000
Shares redeemed	7,400,000	11,410,059	7,670,000
Per share NAV beginning of period	$38.82	$50.85	$68.44
Per share NAV end of period	$40.31	$38.82	$50.85
Percentage change in per share NAV	3.8%	(23.7)%	(25.7)%
Percentage change in benchmark	(11.8)%	(3.7)%	3.8%
Benchmark annualized volatility	26.0%	33.7%	27.0%

During the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,719,944 outstanding Shares at December 31, 2011 to 2,219,944 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil Subindex. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 2,600,003 outstanding Shares at December 31, 2010 to 3,719,944 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil Subindex. By comparison, during the year ended December 31, 2010, the increase in the Fund’s NAV resulted from an increase from 1,120,003 outstanding Shares at December 31, 2009 to 2,600,003 outstanding Shares at December 31, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil Subindex.

For the years ended December 31, 2012, 2011 and 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.8% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV decrease of 23.7% for the year ended December 31, 2011, was primarily due to appreciation in the value of the assets of the Fund during the year ended December 31, 2012. The Fund’s per Share NAV decrease of 23.7% for the year ended December 31, 2011, as compared to the Fund’s per Share NAV decrease of 25.7% for the year ended December 31, 2010, was primarily due to a relatively lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2011.

During the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on June 28, 2012 at $60.49 per Share and reached its low for the year on October 9, 2012 at $31.27 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on October 4, 2011 at $70.55 per Share and reached its low for the year on April 29, 2011 at $36.11 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per Share NAV reached its high for the year on May 25, 2010 at $90.21 per Share and reached its low for the year on December 31, 2010 at $50.85 per Share.

The benchmark’s decline of 11.8% for the year ended December 31, 2012, as compared to the benchmark’s decline of 3.7% for the year ended December 31, 2011, can be attributed to a greater decrease in the price of WTI Crude Oil during the year ended December 31, 2012. By comparison, the benchmark’s decline of 3.7% for the year ended December 31, 2011, as compared to the benchmark’s rise of 3.8% for the year ended December 31, 2010, can be attributed to a decrease in the price of WTI Crude Oil during the year ended December 31, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net investment income (loss)	$(1,078,664)	$(1,211,735)	$(784,150)
Management fee	1,121,597	1,228,633	842,206
Brokerage commission	32,261	53,551	57,316
Net realized gain (loss)	47,569,966	26,732,698	15,031,019
Change in net unrealized appreciation/depreciation	(12,522,341)	9,380,380	(2,440,711)
Net income (loss)	$33,968,961	$34,901,343	$11,806,158

The Fund’s net income decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a greater increase in the price of WTI Crude Oil, in conjunction with a significant decrease in outstanding shares, during the year ended December 31, 2012. By comparison, the Fund’s net income increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a decrease in the price of WTI Crude Oil during the year ended December 31, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares UltraShort DJ-UBS Crude Oil Fund.

ProShares Ultra DJ-UBS Natural Gas*

Since the Fund commenced investment operations on October 4, 2011, a comparison of the Fund’s results of operations for the year ended December 31, 2010 has not been provided. In addition, since the Fund commenced investment operations on October 4, 2011, the Fund’s results of operations for the period ended December 31, 2011 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the year ended December 31, 2012 and from commencement of operations to December 31, 2011:

	Year Ended December 31, 2012	October 4, 2011 (Commencement of Operations) through December 31, 2011
NAV beginning of period	$4,079,349	$400
NAV end of period	$73,019,370	$4,079,349
Percentage change in NAV	1,690.0%	1,019,737.3%
Shares outstanding beginning of period	40,002	2
Shares outstanding end of period	1,869,941	40,002
Percentage change in shares outstanding	4,574,6%	2,000,000.0%
Shares created	2,930,000	40,000
Shares redeemed	1,100,061	—
Per share NAV beginning of period	$101.98	$200.0
Per share NAV end of period	$39.05	$101.98
Percentage change in per share NAV	(61.7)%	(49.0)%
Percentage change in benchmark	(30.6)%	(27.7)%
Benchmark annualized volatility	46.3%	29.5%

During the year ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 40,002 outstanding Shares at December 31, 2011 to 1,869,941 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. By comparison, during the period ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 2 outstanding Shares at October 4, 2011 to 40,002 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM.

For the year ended December 31, 2012 and the period ended December 31, 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 61.7% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV decrease of 49.0% for the period ended December 31, 2011, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2012.

During the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on January 4, 2012 at $109.49 per Share and reached its low for the year on April 19, 2012 at $29.42 per Share. By comparison, during the period ended December 31, 2011, the Fund’s per Share NAV reached its high for the period on October 4, 2011 at $200.00 per Share and reached its low for the period on December 30, 2011 at $101.98 per Share.

The benchmark’s decline of 30.6% for the year ended December 31, 2012, as compared to the benchmark’s decline of 27.7% for the period ended December 31, 2011 can be attributed to a greater decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the year ended December 31, 2012 and the period from commencement of operations to December 31, 2011:

	Year Ended December 31, 2012	October 4, 2011 (Commencement of Operations) through December 31, 2011
Net investment income (loss)	$(566,310)	$(10,459)
Management fee	404,318	1,454
Brokerage commission	128,470	2,531
Offering costs	63,919	6,474
Net realized gain (loss)	(2,835,183)	(1,481,819)
Change in net unrealized appreciation/depreciation	(2,990,657)	(825,510)
Net income (loss)	$(6,392,150)	$(2,317,788)

The Fund’s net income decreased for the year ended December 31, 2012, as compared to the period ended December 31, 2011, primarily due to a greater decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares Ultra DJ-UBS Natural Gas Fund.

ProShares UltraShort DJ-UBS Natural Gas*

Since the Fund commenced investment operations on October 4, 2011, a comparison of the Fund’s results of operations for the year ended December 31, 2010 has not been provided. In addition, since the Fund commenced investment operations on October 4, 2011, the Fund’s results of operations for the period ended December 31, 2011 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the year ended December 31, 2012 and from commencement of operations to December 31, 2011:

	Year Ended December 31, 2012	October 4, 2011 (Commencement of Operations) through December 31, 2011
NAV beginning of period	$7,142,310	$400
NAV end of period	$12,768,340	$7,142,310
Percentage change in NAV	78.8%	1,785,477.5%
Shares outstanding beginning of period	300,030	30
Shares outstanding end of period	500,030	300,030
Percentage change in shares outstanding	66.7%	1,000,000.0%
Shares created	1,050,000	300,000
Shares redeemed	850,000	—
Per share NAV beginning of period	$23.81	$13.33
Per share NAV end of period	$25.54	$23.81
Percentage change in per share NAV	7.3%	78.5%
Percentage change in benchmark	(30.6)%	(27.7)%
Benchmark annualized volatility	46.3%	29.5%

During the year ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 300,030 outstanding Shares at December 31, 2011 to 500,030 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. By comparison, during the period ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 30 outstanding Shares at October 4, 2011 to 300,030 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM.

For the year ended December 31, 2012 and the period ended December 31, 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.3% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV increase of 78.5% for the period ended December 31, 2011, was primarily due to a lesser appreciation in the value of the assets of the Fund during the year ended December 31, 2012.

During the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on April 19, 2012 at $61.42 per Share and reached its low for the year on November 23, 2012 at $18.10 per Share. By comparison, during the period ended December 31, 2011, the Fund’s per Share NAV reached its high for the period on December 30, 2011 at $23.81 per Share and reached its low for the period on October 14, 2011 at $13.25 per Share.

The benchmark’s decline of 30.6% for the year ended December 31, 2012, as compared to the benchmark’s decline of 27.7% for the period ended December 31, 2011 can be attributed to a greater decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the year ended December 31, 2012 and from commencement of operations to December 31, 2011:

	Year Ended December 31, 2012	October 4, 2011 (Commencement of Operations) through December 31, 2011
Net investment income (loss)	$(196,407)	$(15,612)
Management fee	76,306	5,069
Brokerage commission	64,176	4,082
Offering costs	63,919	6,474
Net realized gain (loss)	1,212,995	1,776,323
Change in net unrealized appreciation/depreciation	(971,131)	1,380,799
Net income (loss)	$45,457	$3,141,510

The Fund’s net income decreased for the year ended December 31, 2012, as compared to the period ended December 31, 2011, primarily due to a greater decrease in the price of Henry Hub Natural Gas in conjunction with a significant increase in outstanding shares, during the year ended December 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the Share split for the ProShares UltraShort DJ-UBS Natural Gas Fund.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
NAV beginning of period	$326,399,360	$259,562,075	$156,476,709
NAV end of period	$335,054,752	$326,399,360	$259,562,075
Percentage change in NAV	2.7%	25.8%	65.9%
Shares outstanding beginning of period	4,300,014	3,750,014	3,550,014
Shares outstanding end of period	4,000,014	4,300,014	3,750,014
Percentage change in shares outstanding	(7.0)%	14.7%	5.6%
Shares created	500,000	1,350,000	1,800,000
Shares redeemed	800,000	800,000	1,600,000
Per share NAV beginning of period	$75.91	$69.22	$44.08
Per share NAV end of period	$83.76	$75.91	$69.22
Percentage change in per share NAV	10.4%	9.7%	57.0%
Percentage change in benchmark	8.3%	8.9%	29.2%
Benchmark annualized volatility	17.1%	21.2%	16.0%

During the year ended December 31, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 4,300,014 outstanding Shares at December 31, 2011 to 4,000,014 outstanding Shares at December 31, 2012. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 3,750,014 outstanding Shares at December 31, 2010 to 4,300,014 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the year ended December 31, 2010, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV also resulted in part from an increase from 3,550,014 outstanding Shares at December 31, 2009 to 3,750,014 outstanding Shares at December 31, 2010.

For the years ended December 31, 2012, 2011 and 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.4% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV increase of 9.7% for the year ended December 31, 2011, was primarily due to the greater appreciation in the value of the assets of the Fund during the year ended December 31, 2012. The Fund’s per Share NAV increase of 9.7% for the year ended December 31, 2011, as compared to the Fund’s per Share NAV increase of 57.0% for the year ended December 31, 2010, was primarily due to a relatively lesser appreciation in the value of the assets of the Fund during the year ended December 31, 2011.

During the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on February 28, 2012 at $101.40 per Share and reached its low for the year on May 30, 2012 at $74.51 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on September 6, 2011 at $120.56 per Share and reached its low for the year on January 28, 2011 at $60.68 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per Share NAV reached its high for the year on November 9, 2010 at $71.39 per Share and reached its low for the year on February 5, 2010 at $41.35 per Share.

The benchmark’s rise of 8.3% for the year ended December 31, 2012, as compared to the benchmark’s rise of 8.9% for the year ended December 31, 2011, can be attributed to a lesser increase in the price of spot gold in U.S. Dollar terms during the year ended December 31, 2012. By comparison, the benchmark’s rise of 8.9% for the year ended December 31, 2011, as compared to the benchmark’s rise of 29.2% for the year ended December 31, 2010, can be attributed to a relatively lesser increase in the price of spot gold in U.S. Dollar terms during the year ended December 31, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net investment income (loss)	$(3,169,265)	$(2,975,486)	$(1,595,925)
Management fee	3,411,655	3,118,702	1,863,659
Brokerage commission	42	2,927	3,806
Net realized gain (loss)	(33,589,632)	100,090,298	76,444,701
Change in net unrealized appreciation/depreciation	65,231,378	(89,921,171)	14,470,025
Net income (loss)	$28,472,481	$7,193,641	$89,318,801

The Fund’s net income increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to an increase in the price of spot gold in U.S. Dollar terms, in conjunction with a higher average shares outstanding, during the year ended December 31, 2012. By comparison, the Fund’s net income decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a relatively lesser increase in the price of spot gold in U.S. Dollar terms during the year ended December 31, 2011.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2012, 2011and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
NAV beginning of period	$198,298,571	$77,732,507	$67,602,811
NAV end of period	$92,416,742	$198,298,571	$77,732,507
Percentage change in NAV	(53.4)%	155.1%	15.0%
Shares outstanding beginning of period	2,397,475	684,975	322,501
Shares outstanding end of period	1,446,978	2,397,475	684,975
Percentage change in shares outstanding	(39.7)%	250.0%	112.4%
Shares created	50,000	2,525,000	525,000
Shares redeemed	1,000,497	812,500	162,526
Per share NAV beginning of period	$82.71	$113.48	$209.62
Per share NAV end of period	$63.87	$82.71	$113.48
Percentage change in per share NAV	(22.8)%	(27.1)%	(45.9)%
Percentage change in benchmark	8.3%	8.9%	29.2%
Benchmark annualized volatility	17.1%	21.2%	16.0%
During the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,397,475 outstanding Shares at December 31, 2011 to 1,446,978 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 684,975 outstanding Shares at December 31, 2010 to 2,397,475 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the year ended December 31, 2010, the increase in the Fund’s NAV resulted from an increase from 322,501 outstanding Shares at December 31, 2009 to 684,975 outstanding Shares at December 31, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the years ended December 31, 2012, 2011 and 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 22.8% for the year ended December 31, 2012, as compared the Fund’s per Share NAV decrease of 27.1% for the year ended December 31, 2011, was primarily due to a relatively lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2012. The Fund’s per Share NAV decrease of 27.1% for the year ended December 31, 2011, as compared to the Fund’s per Share NAV decrease of 45.9% for the year ended December 31, 2010, was primarily due to a relatively lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2011.

During the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on May 30, 2012 at $77.48 per Share and reached its low for the year on October 4, 2012 at $55.30 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on January 28, 2011 at $128.39 per Share and reached its low for the year on September 6, 2011 at $58.07 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per Share NAV reached its high for the year on February 5, 2010 at $217.87 per Share and reached its low for the year on December 7, 2010 at $112.27 per Share.

The benchmark’s rise of 8.3% for the year ended December 31, 2012, as compared to the benchmark’s rise of 8.9% for the year ended December 31, 2011, can be attributed to a lesser increase in the price of spot gold in U.S. Dollar terms during the year ended December 31, 2012. By comparison, the benchmark’s rise of 8.9% for the year ended December 31, 2011, as compared to the benchmark’s rise of 29.2% during the year ended December 31, 2010, can be attributed to a relatively lesser increase in the price of spot gold in U.S. Dollar terms during the year ended December 31, 2011.

Net Income /Loss

The following table provides summary income information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net investment income (loss)	$(1,106,213)	$(1,043,199)	$(592,970)
Management fee	1,182,691	1,092,472	693,428
Brokerage commission	41	2,512	3,103
Net realized gain (loss)	(10,065,649)	(45,178,304)	(37,767,467)
Change in net unrealized appreciation/depreciation	(29,692,737)	36,720,187	(5,461,895)
Net income (loss)	$(40,864,599)	$(9,501,316)	$(43,822,332)

The Fund’s net income decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a lesser increase in the price of spot gold in U.S. Dollar terms, in conjunction with a significant decrease in outstanding Shares, during the year ended December 31, 2012. By comparison, the Fund’s net income increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a relatively lesser increase in the price of spot gold in U.S. Dollar terms.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares UltraShort Gold Fund.

ProShares Ultra Silver*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
NAV beginning of period	$606,824,420	$547,003,919	$145,416,382
NAV end of period	$747,725,400	$606,824,420	$547,003,919
Percentage change in NAV	23.2%	10.9%	276.2%
Shares outstanding beginning of period	14,050,028	7,000,028	5,100,028
Shares outstanding end of period	17,400,028	14,050,028	7,000,028
Percentage change in shares outstanding	23.8%	100.7%	37.3%
Shares created	9,050,000	15,650,000	5,400,000
Shares redeemed	5,700,000	8,600,000	3,500,000
Per share NAV beginning of period	$43.19	$78.14	$28.51
Per share NAV end of period	$42.97	$43.19	$78.14
Percentage change in per share NAV	(0.5)%	(44.7)%	174.1%
Percentage change in benchmark	6.3%	(8.0)%	80.3%
Benchmark annualized volatility	29.4%	60.9%	33.0%

During the year ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 14,050,028 outstanding Shares at December 31, 2011 to 17,400,028 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. During the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 7,000,028 outstanding Shares at December 31, 2010 to 14,050,028 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the year ended December 31, 2010, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The increase in the Fund’s NAV also resulted in part from an increase from 5,100,028 outstanding Shares at December 31, 2009 to 7,000,028 outstanding Shares at December 31, 2010.

For the years ended December 31, 2012, 2011 and 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.5% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV decrease of 44.7% for the year ended December 31, 2011, was primarily due to relatively lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2012. The Fund’s per Share NAV decrease of 44.7% for the year ended December 31, 2011, as compared to the Fund’s per Share NAV increase of 174.1% for the year ended December 31, 2010, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2011.

During the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on February 29, 2012 at $73.52 per Share and reached its low for the year on July 12, 2012 at $35.76 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on April 28, 2011 at $184.61 per Share and reached its low for the year on December 29, 2011 at $37.42 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per Share NAV reached its high for the year on December 30, 2010 at $78.47 per Share and reached its low for the year on February 8, 2010 at $22.20 per Share.

The benchmark’s rise of 6.3% for the year ended December 31, 2012, as compared to the benchmark’s decline of 8.0% for the year ended December 31, 2011, can be attributed to an increase in the price of spot silver in U.S. Dollar terms during the year ended December 31, 2012. The benchmark’s decline of 8.0% for the year ended December 31, 2011, as compared to the benchmark’s rise of 80.3% for the year ended December 31, 2010, can be attributed to a decrease in the price of spot silver in U.S. Dollar terms during the year ended December 31, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net investment income (loss)	$(6,918,157)	$(7,956,211)	$(1,723,966)
Management fee	7,438,345	8,372,487	2,027,722
Brokerage commission	45	7,511	6,268
Net realized gain (loss)	(66,421,123)	(209,430,844)	216,265,541
Change in net unrealized appreciation/depreciation	33,668,685	(228,663,565)	57,069,337
Net income (loss)	$(39,670,595)	$(446,050,621)	$271,610,912

The Fund’s net income increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to an increase in the price of spot silver in U.S. Dollar terms during the year ended December 31, 2012. By comparison, the Fund’s net income decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a decrease in the price of spot silver in U.S. Dollar terms during the year ended December 31, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares Ultra Silver Fund.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
NAV beginning of period	$246,813,921	$99,032,781	$64,516,145
NAV end of period	$100,656,703	$246,813,921	$99,032,781
Percentage change in NAV	(59.2)%	149.2%	53.5%
Shares outstanding beginning of period	3,218,874	496,496	68,500
Shares outstanding end of period	1,958,489	3,218,874	496,496
Percentage change in shares outstanding	(39.2)%	548.3%	624.8%
Shares created	5,960,000	14,127,500	533,500
Shares redeemed	7,220,385	11,405,122	105,504
Per share NAV beginning of period	$76.68	$199.46	$941.84
Per share NAV end of period	$51.40	$76.68	$199.46
Percentage change in per share NAV	(33.0)%	(61.6)%	(78.8)%
Percentage change in benchmark	6.3%	(8.0)%	80.3%
Benchmark annualized volatility	29.4%	60.9%	33.0%

During the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,218,874 outstanding Shares at December 31, 2011 to 1,958,489 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 496,496 outstanding Shares at December 31, 2010 to 3,218,874 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the year ended December 31, 2010, the increase in the Fund’s NAV resulted from an increase from 68,500 outstanding Shares at December 31, 2009 to 496,496 outstanding Shares at December 31, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the years ended December 31, 2012, 2011 and 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 33.0% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV decrease of 61.6% for the year ended December 31, 2011, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2012. The Fund’s per Share NAV decrease of 61.6% for the year ended December 31, 2011, as compared to the Fund’s per Share NAV decrease of 78.8% for the year ended December 31, 2010, was primarily due to a relatively lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2011.

During the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on January 3, 2012 at $73.38 per Share and reached its low for the year on October 4, 2012 at $39.13 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on January 25, 2011 at $255.54 per Share and reached its low for the year on August 22, 2011 at $54.63 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per Share NAV reached its high for the year on February 8, 2010 at $1,135.15 per Share and reached its low for the year on December 30, 2010 at $198.69 per Share.

The benchmark’s rise of 6.3% for the year ended December 31, 2012, as compared to the benchmark’s decline of 8.0% for the year ended December 31, 2011, can be attributed to an increase in the price of spot silver in U.S. Dollar terms during the year ended December 31, 2012. The benchmark’s decline of 8.0% for the year ended December 31, 2011, as compared to the benchmark’s rise of 80.3% for the year ended December 31, 2010, can be attributed to a decrease in the price of spot silver in U.S. Dollar terms during the year ended December 31, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net investment income (loss)	$(1,403,142)	$(3,388,013)	$(538,873)
Management fee	1,503,193	3,530,293	631,456
Brokerage commission	41	3,784	3,090
Net realized gain (loss)	(28,109,405)	(171,362,095)	(89,049,763)
Change in net unrealized appreciation/depreciation	(23,716,697)	53,597,597	(13,567,240)
Net income (loss)	$(53,229,244)	$(121,152,511)	$(103,155,876)

The Fund’s net income increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to an increase in the price of spot silver in U.S. Dollar terms, in conjunction with a significant decrease in outstanding shares, during the year ended December 31, 2012. By comparison, the Fund’s net income decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a decrease in the price of spot silver in U.S. Dollar terms in conjunction with significant fluctuations in outstanding shares during the year ended December 31, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share splits for the ProShares UltraShort Silver Fund.

ProShares Ultra Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, comparisons of the Fund’s results of operations for the years ended December 2011 and 2010 have not been provided. In addition, since the Fund commenced investment operations on July 17, 2012, the Fund’s results of operations for the period ended December 31, 2012 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund from commencement of operations to December 31, 2012:

July 17, 2012 (Commencement of Operations) through December 31, 2012
NAV beginning of period	$200
NAV end of period	$4,150,068
Percentage change in NAV	2,074,934.0%
Shares outstanding beginning of period	5
Shares outstanding end of period	100,005
Percentage change in shares outstanding	2,000,000.0%
Shares created	100,000
Shares redeemed	—
Per share NAV beginning of period	$40.00
Per share NAV end of period	$41.50
Percentage change in per share NAV	3.8%
Percentage change in benchmark	0.8%
Benchmark annualized volatility	7.5%

During the period ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 5 outstanding Shares at July 17, 2012 to 100,005 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar.

For the period ended December 31, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark.

During the period ended December 31, 2012, the Fund’s per Share NAV reached its high for the period on December 14, 2012 at $42.82 per Share and reached its low for the period on September 5, 2012 at $39.29 per Share.

The benchmark’s rise of 0.6% for the period ended December 31, 2012, can be attributed to an increase in the value of the Australian Dollar versus the U.S. Dollar during the period ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the period ended December 31, 2012:

July 17, 2012 (Commencement of Operations) through December 31, 2012
Net investment income (loss)	$(17,298)
Brokerage commission	932
Offering costs	18,871
Limitation by Sponsor	(1,012)
Net realized gain (loss)	265,989
Change in net unrealized appreciation/depreciation	(98,823)
Net income (loss)	$149,868

ProShares UltraShort Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, comparisons of the Fund’s results of operations for the years ended December 2011 and 2010 have not been provided. In addition, since the Fund commenced investment operations on July 17, 2012, the Fund’s results of operations for the period ended December 31, 2012 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund from commencement of operations to December 31, 2012:

July 17, 2012 (Commencement of Operations) through December 31, 2012
NAV beginning of period	$200
NAV end of period	$3,780,999
Percentage change in NAV	1,890,399.5%
Shares outstanding beginning of period	5
Shares outstanding end of period	100,005
Percentage change in shares outstanding	2,000,000.0%
Shares created	100,000
Shares redeemed	—
Per share NAV beginning of period	$40.00
Per share NAV end of period	$37.81
Percentage change in per share NAV	(5.5)%
Percentage change in benchmark	0.8%
Benchmark annualized volatility	7.5%

During the period ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 5 outstanding Shares at July 17, 2012 to 100,005 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar.

For the period ended December 31, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark.

During the period ended December 31, 2012, the Fund’s per Share NAV reached its high for the period on September 5, 2012 at $40.44 per Share and reached its low for the period on December 14, 2012 at $36.68 per Share.

The benchmark’s rise of 0.6% for the period ended December 31, 2012, can be attributed to an increase in the value of the Australian Dollar versus the U.S. Dollar during the period ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the period ended December 31, 2012:

July 17, 2012 (Commencement of Operations) through December 31, 2012
Net investment income (loss)	$(16,229)
Brokerage commission	1,006
Offering costs	18,871
Limitation by Sponsor	(2,216)
Net realized gain (loss)	(288,744)
Change in net unrealized appreciation/depreciation	85,772
Net income (loss)	$(219,201)

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
NAV beginning of period	$9,554,748	$7,729,684	$7,531,857
NAV end of period	$4,870,316	$9,554,748	$7,729,684
Percentage change in NAV	(49.0)%	23.6%	2.6%
Shares outstanding beginning of period	400,014	300,014	250,014
Shares outstanding end of period	200,014	400,014	300,014
Percentage change in shares outstanding	(50.0)%	33.3%	20.0%
Shares created	50,000	100,000	850,000
Shares redeemed	250,000	—	800,000
Per share NAV beginning of period	$23.89	$25.76	$30.13
Per share NAV end of period	$24.35	$23.89	$25.76
Percentage change in per share NAV	1.9%	(7.3)%	(14.5)%
Percentage change in benchmark	2.0%	(3.2)%	(6.6)%
Benchmark annualized volatility	8.3%	11.4%	12.0%

During the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 400,014 outstanding Shares at December 31, 2011 to 200,014 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV was offset by cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 300,014 outstanding Shares at December 31, 2010 to 400,014 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the year ended December 31, 2010, the increase in the Fund’s NAV resulted primarily from an increase from 250,014 outstanding Shares at December 31, 2009 to 300,014 outstanding Shares at December 31, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the years ended December 31, 2012, 2011 and 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.9% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV decrease of 7.3% for the year ended December 31, 2011, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2012. The Fund’s per Share NAV decrease of 7.3% for the year ended December 31, 2011, as compared to the Fund’s per Share NAV decrease of 14.5% for the year ended December 31, 2010, was primarily due to a relatively lower depreciation in the value of the assets held by the Fund during the year ended December 31, 2011.

During the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on February 24, 2012 at $25.78 per Share and reached its low for the year on July 24, 2012 at $20.56 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on May 3, 2011 at $31.63 per Share and reached its low for the year on December 28, 2011 at $23.88 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per Share NAV reached its high for the year on January 11, 2010 at $30.98 per Share and reached its low for the year on June 7, 2010 at $20.70 per Share.

The benchmark’s rise of 2.0% for the year ended December 31, 2012, as compared to the benchmark’s decline of 3.2% for the year ended December 31, 2011, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the year ended December 31, 2012. By comparison, the benchmark’s decline of 3.2% for the year ended December 31, 2011, as compared to the benchmark’s decline of 6.6% for the year ended December 31, 2010, can be attributed to a relatively lower decrease in the value of the Euro versus the U.S. Dollar during the year ended December 31, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net investment income (loss)	$(60,126)	$(75,102)	$(92,663)
Management fee	63,816	79,638	108,841
Net realized gain (loss)	(398,426)	354,405	(601,075)
Change in net unrealized appreciation/depreciation	605,705	(866,900)	625,976
Net income (loss)	$147,153	$(587,597)	$(67,762)

The Fund’s net income increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a rise in the value of the Euro versus the U.S. Dollar during the year ended December 31, 2012. By comparison, the Fund’s net income decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a decrease in the value of the Euro versus the U.S. Dollar in conjunction with a significant increase in outstanding shares during the year ended December 31, 2011.

ProShares Short Euro

Since the Fund commenced investment operations on June 26, 2012, comparisons of the Fund’s results of operations for the years ended December 2011 and 2010 have not been provided. In addition, since the Fund commenced investment operations on June 26, 2012, the Fund’s results of operations for the period ended December 31, 2012 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund from commencement of operations to December 31, 2012:

June 26, 2012 (Commencement of Operations) through December 31, 2012
NAV beginning of period	$200
NAV end of period	$3,763,040
Percentage change in NAV	1,881,420.0%
Shares outstanding beginning of period	5
Shares outstanding end of period	100,005
Percentage change in shares outstanding	2,000,000.0%
Shares created	100,000
Shares redeemed	—
Per share NAV beginning of period	$40.00
Per share NAV end of period	$37.63
Percentage change in per share NAV	(5.9)%
Percentage change in benchmark	5.6%
Benchmark annualized volatility	8.0%

During the period ended December 31, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at June 26, 2012 to 100,005 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the period ended December 31, 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark.

During the period ended December 31, 2012, the Fund’s per Share NAV reached its high for the period on July 24, 2012 at $41.33 per Share and reached its low for the period on December 20, 2012 at $37.50 per Share.

The benchmark’s rise of 5.6% for the period ended December 31, 2012, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the period ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund from commencement of operations to December 31, 2012:

June 26, 2012 (Commencement of Operations) through December 31, 2012
Net investment income (loss)	$(17,891)
Brokerage commission	313
Offering costs	21,231
Limitation by Sponsor	(2,145)
Net realized gain (loss)	(164,401)
Change in net unrealized appreciation/depreciation	(54,868)
Net income (loss)	$(237,160)

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
NAV beginning of period	$1,100,159,546	$444,412,995	$100,847,786
NAV end of period	$526,778,026	$1,100,159,546	$444,412,995
Percentage change in NAV	(52.1)%	147.6%	340.7%
Shares outstanding beginning of period	54,100,014	21,900,014	5,400,014
Shares outstanding end of period	27,700,014	54,100,014	21,900,014
Percentage change in shares outstanding	(48.8)%	147.0%	305.6%
Shares created	12,900,000	50,600,000	35,700,000
Shares redeemed	39,300,000	18,400,000	19,200,000
Per share NAV beginning of period	$20.34	$20.29	$18.68
Per share NAV end of period	$19.02	$20.34	$20.29
Percentage change in per share NAV	(6.5)%	0.2%	8.7%
Percentage change in benchmark	2.0%	(3.2)%	(6.6)%
Benchmark annualized volatility	8.3%	11.4%	12.0%

During the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 54,100,014 outstanding Shares at December 31, 2011 to 27,700,014 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 21,900,014 outstanding Shares at December 31, 2010 to 54,100,014 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the year ended December 31, 2010, the increase in the Fund’s NAV resulted primarily from an increase from 5,400,014 outstanding Shares at December 31, 2009 to 21,900,014 outstanding Shares at December 31, 2010. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the years ended December 31, 2012, 2011 and 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.5% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV increase of 0.2% for the year ended December 31, 2011, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2012. The Fund’s per Share NAV increase of 0.2% for the year ended December 31, 2011, as compared to the Fund’s per Share NAV increase of 8.7% for the year ended December 31, 2010, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2011.

During the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on July 24, 2012 at $22.94 per Share and reached its low for the year on February 24, 2012 at $18.67 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on January 7, 2011 at $21.74 per Share and reached its low for the year on May 3, 2011 at $16.22 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per Share NAV reached its high for the year on June 7, 2010 at $26.39 per Share and reached its low for the year on January 11, 2010 at $18.14 per Share.

The benchmark’s rise of 2.0% for the year ended December 31, 2012, as compared to the benchmark’s decline of 3.2% for the year ended December 31, 2011, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the year ended December 31, 2012. By comparison, the benchmark’s decline of 3.2% for the year ended December 31, 2011, as compared to the benchmark’s decline of 6.6% for the year ended December 31, 2010, can be attributed to a relatively lower decrease in the value of the Euro versus the U.S. Dollar during the year ended December 31, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net investment income (loss)	$(7,447,508)	$(5,907,849)	$(2,805,812)
Management fee	7,972,894	6,179,382	3,379,964
Net realized gain (loss)	46,954,540	(5,405,748)	48,577,957
Change in net unrealized appreciation/depreciation	(80,541,179)	90,585,018	(25,127,190)
Net income (loss)	$(41,034,147)	$79,271,421	$20,644,955

The Fund’s net income decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a rise in the value of the Euro versus the U.S. Dollar during the year ended December 31, 2012. By comparison, the Fund’s net income increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a decrease in the value of the Euro versus the U.S. Dollar in conjunction with a significant increase in outstanding shares during the year ended December 31, 2011.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
NAV beginning of period	$5,471,075	$5,024,240	$3,921,267
NAV end of period	$4,227,995	$5,471,075	$5,024,240
Percentage change in NAV	(22.7)%	8.9%	28.1%
Shares outstanding beginning of period	150,014	150,014	150,014
Shares outstanding end of period	150,014	150,014	150,014
Percentage change in shares outstanding	0.0%	0.0%	0.0%
Shares created	—	50,000	100,000
Shares redeemed	—	50,000	100,000
Per share NAV beginning of period	$36.47	$33.49	$26.14
Per share NAV end of period	$28.18	$36.47	$33.49
Percentage change in per share NAV	(22.7)%	8.9%	28.1%
Percentage change in benchmark	(11.3)%	5.5%	14.6%
Benchmark annualized volatility	7.6%	8.8%	11.0%

There was no net change in the Fund’s outstanding Shares from December 31, 2011 to December 31, 2012. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2012. By comparison, during the year ended December 31, 2011, there was no net change in the Fund’s outstanding shares from December 31, 2010 to December 31, 2011. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2011. By comparison, during the year ended December 31, 2010, there was no net change in the Fund’s outstanding shares from December 31, 2009 to December 31, 2010. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2010.

For the years ended December 31, 2012, 2011 and 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 22.7% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV increase of 8.9% for the year ended December 31, 2011, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2012. By comparison, the Fund’s per Share NAV increase of 8.9% for the year ended December 31, 2011, as compared to the Fund’s per Share NAV increase of 28.1% for the year ended December 31, 2010, was primarily due to a relatively lower appreciation in the value of the assets held by the Fund during the year ended December 31, 2011.

During the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on February 2, 2012 at $37.15 per Share and reached its low for the year on December 31, 2012 at $28.18 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on October 28, 2011 at $37.86 per Share and reached its low for the year on April 6, 2011 at $30.09 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per Share NAV reached its high for the year on October 29, 2010 at $34.24 per Share and reached its low for the year on May 3, 2010 at $25.14 per Share.

The benchmark’s decline of 11.3% for the year ended December 31, 2012, as compared to the benchmark’s rise of 5.5% for the year ended December 31, 2011, can be attributed to a decline in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2011. By comparison, the benchmark’s rise of 5.5% for the year ended December 31, 2011, as compared to the benchmark’s rise of 14.6% for the year ended December 31, 2010, can be attributed to a relatively lower increase in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net investment income (loss)	$(44,440)	$(39,572)	$(38,091)
Management fee	47,964	41,443	44,676
Net realized gain (loss)	(601,910)	564,832	826,758
Change in net unrealized appreciation/depreciation	(596,730)	(180,983)	599,593
Net income (loss)	$(1,243,080)	$344,277	$1,388,260

The Fund’s net income decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a decrease in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2012. By comparison, the Fund’s net income decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a relatively lower increase in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2011.

ProShares UltraShort Yen*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
NAV beginning of period	$221,131,994	$207,685,813	$67,487,917
NAV end of period	$408,563,630	$221,131,994	$207,685,813
Percentage change in NAV	84.8%	6.5%	207.7%
Shares outstanding beginning of period	5,399,294	4,416,671	1,050,005
Shares outstanding end of period	8,049,294	5,399,294	4,416,671
Percentage change in shares outstanding	49.1%	22.2%	320.6%
Shares created	6,550,000	6,683,333	4,683,333
Shares redeemed	3,900,000	5,700,710	1,316,667
Per share NAV beginning of period	$40.96	$47.02	$64.27
Per share NAV end of period	$50.76	$40.96	$47.02
Percentage change in per share NAV	23.9%	(12.9)%	(26.8)%
Percentage change in benchmark	(11.3)%	5.5%	14.6%
Benchmark annualized volatility	7.6%	8.8%	11.0%

During the year ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 5,399,294 outstanding Shares at December 31, 2011 to 8,049,294 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 4,416,671 outstanding Shares at December 31, 2010 to 5,399,294 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the year ended December 31, 2010, the increase in the Fund’s NAV resulted from an increase from 1,050,005 outstanding Shares at December 31, 2009 to 4,416,671 outstanding Shares at December 31, 2010. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the years ended December 31, 2012, 2011 and 2010, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 23.9% for the year ended December 31, 2012, as compared to the decrease of 12.9% for the year ended December 31, 2011, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2012. The Fund’s per Share NAV decrease of 12.9% for the year ended December 31, 2011, as compared to the Fund’s per Share NAV decrease of 26.8% for the year ended December 31, 2010, was primarily due to a relatively lower depreciation in the value of the assets held by the Fund during the year ended December 31, 2011.

During the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on December 31, 2012 at $50.76 per Share and reached its low for the year on February 2, 2012 at $40.08 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on April 6, 2011 at $51.44 per Share and reached its low for the year on October 28, 2011 at $39.80 per Share. By comparison, during the year ended December 31, 2010, the Fund’s per Share NAV reached its high for the year on May 3, 2010 at $65.56 per Share and reached its low for the year on October 29, 2010 at $46.39 per Share.

The benchmark’s decline of 11.3% for the year ended December 31, 2012, as compared to the benchmark’s rise of 5.5% for the year ended December 31, 2011, can be attributed to a decline in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2012. By comparison, the benchmark’s rise of 5.5% for the year ended December 31, 2011, as compared to the benchmark’s rise of 14.6% for the year ended December 31, 2010, can be attributed to a relatively lower increase in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2011.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net investment income (loss)	$(2,184,694)	$(2,642,134)	$(1,213,282)
Management fee	2,354,920	2,824,586	1,447,095
Net realized gain (loss)	27,342,607	(50,024,884)	(22,109,488)
Change in net unrealized appreciation/depreciation	42,493,089	11,762,223	(20,992,719)
Net income (loss)	$67,651,002	$(40,904,795)	$(44,315,489)

The Fund’s net income increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to an increase in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2012. By comparison, the Fund’s net income increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a relatively lower increase in the value of the Japanese Yen versus the U.S. Dollar during the year ended December 31, 2011.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares UltraShort Yen Fund.

ProShares Ultra VIX Short-Term Futures ETF*

Since the Fund commenced investment operations on October 3, 2011, a comparison of the Fund’s results of operations for the year ended December 31, 2010 has not been provided. In addition, since the Fund commenced investment operations on October 3, 2011, the Fund’s results of operations for the period ended December 31, 2011 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the year ended December 31, 2012 and from commencement of operations to December 31, 2011:

	Year Ended December 31, 2012	October 3, 2011 (Commencement of Operations) through December 31, 2011
NAV beginning of period	$9,881,113	$400
NAV end of period	$84,716,132	$9,881,113
Percentage change in NAV	757.4%	2,470,178.3%
Shares outstanding beginning of period	13,334	0
Shares outstanding end of period	4,208,081	13,334
Percentage change in shares outstanding	31,459.0%	8,000,000.0%
Shares created	26,537,500	13,334
Shares redeemed	22,342,753	—
Per share NAV beginning of period	$741.05	$2,400.00
Per share NAV end of period	$20.13	$741.05
Percentage change in per share NAV	(97.3)%	(69.1)%
Percentage change in benchmark	(77.9)%	(37.9)%
Benchmark annualized volatility	74.2%	93.1%

During the year ended December 31, 2012, the increase in the Fund’s NAV resulted from an increase from 13,334 outstanding Shares at December 31, 2011 to 4,208,081 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the period ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 0 outstanding Shares at October 3, 2011 to 13,334 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the year ended December 31, 2012 and the period ended December 31, 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 97.3% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV decrease of 69.1% for the period ended December 31, 2011, was primarily due to a greater decline in prices of the first and second month VIX futures during the year ended December 31, 2012.

During the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on January 3, 2012 at $649.02 per Share and reached its low for the year on December 18, 2012 at $17.77 per Share. By comparison, during the period ended December 31, 2011, the Fund’s per Share NAV reached its high for the period on October 3, 2011 at $2,400 per Share and reached its low for the period on December 21, 2011 at $632.19 per Share.

The benchmark’s decline of 77.9% for the year ended December 31, 2012, as compared to the benchmark’s decline of 37.9% for the period ended December 31, 2011, can be attributed to declining prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the year ended December 31, 2012 and from commencement of operations to December 31, 2011:

	Year Ended December 31, 2012	October 3, 2011 (Commencement of Operations) through December 31, 2011
Net investment income (loss)	$(3,001,646)	$(16,778)
Management fee	1,579,190	4,264
Brokerage commission	1,413,912	5,441
Offering costs	69,761	7,073
Net realized gain (loss)	(509,401,530)	(3,524,753)
Change in net unrealized appreciation/depreciation	3,116,767	(762,790)
Net income (loss)	$(509,286,409)	$(4,304,321)

The Fund’s net income decreased for the year ended December 31, 2012, as compared to the period ended December 31, 2011, primarily due to a higher asset base and declining futures prices during the year ended December 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares VIX Short-Term Futures ETF

Since the Fund commenced investment operations on January 3, 2011, a comparison of the Fund’s results of operations for the year ended December 31, 2010 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the year ended December 31, 2012 and from commencement of operations to December 31, 2011:

	Year Ended December 31, 2012	January 3, 2011 (Commencement of Operations) through December 31, 2011
NAV beginning of period	$30,549,903	$400
NAV end of period	$137,657,464	$30,549,903
Percentage change in NAV	350.6%	7,637,375.8%
Shares outstanding beginning of period	400,005	5
Shares outstanding end of period	8,200,005	400,005
Percentage change in shares outstanding	1,950.0%	8,000,000.0%
Shares created	27,925,000	4,725,000
Shares redeemed	20,125,000	4,325,000
Per share NAV beginning of period	$76.37	$80.00
Per share NAV end of period	$16.79	$76.37
Percentage change in per share NAV	(78.0)%	(4.5)%
Percentage change in benchmark	(77.9)%	(2.1)%
Benchmark annualized volatility	74.2%	78.4%

During the year ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 400,005 outstanding Shares at December 31, 2011 to 8,200,005 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the period ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 5 outstanding Shares at January 3, 2011 to 400,005 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the year ended December 31, 2012 and the period ended December 31, 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 78.0% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV decrease of 4.5% for the period ended December 31, 2011, was primarily due to a greater decline in prices of the first and second month VIX futures during the year ended December 31, 2012.

During the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on January 3, 2012 at $71.63 per Share and reached its low for the year on December 18, 2012 at $15.13 per Share. By comparison, during the period ended December 31, 2011, the Fund’s per Share NAV reached its high for the period on October 3, 2011 at $123.77 per Share and reached its low for the period on July 7, 2011 at $43.15 per Share.

The benchmark’s decline of 77.9% for the year ended December 31, 2012, as compared to the benchmark’s decline of 2.1% for the period ended December 31, 2011, can be attributed to a decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the year ended December 31, 2012 and from commencement of operations to December 31, 2011:

	Year Ended December 31, 2012	January 3, 2011 (Commencement of Operations) through December 31, 2011
Net investment income (loss)	$(1,053,112)	$(282,569)
Management fee	1,129,484	96,904
Offering costs	1,090	197,908
Net realized gain (loss)	(160,947,857)	3,734,445
Change in net unrealized appreciation/depreciation	1,359,137	(1,576,931)
Net income (loss)	$(160,641,832)	$1,874,945

The Fund’s net income decreased for the year ended December 31, 2012, as compared to the period ended December 31, 2011, primarily due to a higher asset base and declining futures prices during the year ended December 31, 2012.

ProShares Short VIX Short-Term Futures ETF*

Since the Fund commenced investment operations on October 3, 2011, a comparison of the Fund’s results of operations for the year ended December 31, 2010 has not been provided. In addition, since the Fund commenced investment operations on October 3, 2011, the Fund’s results of operations for the period ended December 31, 2011 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the year ended December 31, 2012 and from commencement of operations to December 31, 2011:

	Year Ended December 31, 2012	October 3, 2011 (Commencement of Operations) through December 31, 2011
NAV beginning of period	$7,760,424	$400
NAV end of period	$82,663,633	$7,760,424
Percentage change in NAV	965.2%	1,940,006.0%
Shares outstanding beginning of period	300,020	20
Shares outstanding end of period	1,250,020	300,020
Percentage change in shares outstanding	316.7%	1,500,000.0%
Shares created	10,450,000	300,000
Shares redeemed	9,500,000	—
Per share NAV beginning of period	$25.87	$20.00
Per share NAV end of period	$66.13	$25.87
Percentage change in per share NAV	155.7%	29.3%
Percentage change in benchmark	(77.9)%	(37.9)%
Benchmark annualized volatility	74.2%	93.1%

During the year ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 300,020 outstanding Shares at December 31, 2011 to 1,250,020 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the period ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 20 outstanding Shares at October 3, 2011 to 300,020 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the year ended December 31, 2012 and the period ended December 31, 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 155.7% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV increase of 29.3% for the period ended December 31, 2011, was primarily due to a greater decline in prices of the first and second month VIX futures during the year ended December 31, 2012.

During the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on December 18, 2012 at $78.51 per Share and reached its low for the year on January 3, 2012 at $27.48 per Share. By comparison, during the period ended December 31, 2011, the Fund’s per Share NAV reached its high for the period on October 28, 2011 at $29.20 per Share and reached its low for the period on November 25, 2011 at $19.39 per Share.

The benchmark’s decline of 77.9% for the year ended December 31, 2012, as compared to the benchmark’s decline of 37.9% for the period ended December 31, 2011 can be attributed to declining prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the year ended December 31, 2012 and from commencement of operations to December 31, 2011:

	Year Ended December 31, 2012	October 3, 2011 (Commencement of Operations) through December 31, 2011
Net investment income (loss)	$(437,699)	$(16,333)
Management fee	196,650	5,916
Brokerage commission	189,549	3,345
Offering costs	69,761	7,073
Net realized gain (loss)	13,206,071	1,355,837
Change in net unrealized appreciation/depreciation	(1,474,803)	90,180
Net income (loss)	$11,293,569	$1,429,684

The Fund’s net income increased for the year ended December 31, 2012, as compared to the period ended December 31, 2011, primarily due to a higher asset base and declining futures prices during the year ended December 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Since the Fund commenced investment operations on January 3, 2011, a comparison of the Fund’s results of operations for the year ended December 31, 2010 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the year ended December 31, 2012 and from commencement of operations to December 31, 2011:

	Year Ended December 31, 2012	January 3, 2011 (Commencement of Operations) through December 31, 2011
NAV beginning of period	$90,821,428	$400
NAV end of period	$37,302,992	$90,821,428
Percentage change in NAV	(58.9)%	22,705,257.0%
Shares outstanding beginning of period	1,225,005	5
Shares outstanding end of period	1,075,005	1,225,005
Percentage change in shares outstanding	(12.2)%	24,500,000.0%
Shares created	2,425,000	1,600,000
Shares redeemed	2,575,000	375,000
Per share NAV beginning of period	$74.14	$80.00
Per share NAV end of period	$34.70	$74.14
Percentage change in per share NAV	(53.2)%	(7.3)%
Percentage change in benchmark	(52.9)%	(6.3)%
Benchmark annualized volatility	32.0%	39.2%

During the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,225,005 outstanding Shares at December 31, 2011 to 1,075,005 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the period ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 5 outstanding Shares at January 3, 2011 to 1,225,005 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the year ended December 31, 2012 and the period ended December 31, 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 53.2% for the year ended December 31, 2012, as compared to the decrease of 7.3% for the period ended December 31, 2011, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2012.

During the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on January 3, 2012 at $71.93 per Share and reached its low for the year on December 18, 2012 at $32.79 per Share. By comparison, during the period ended December 31, 2011, the Fund’s per Share NAV reached its high for the period on October 3, 2011 at $92.26 per Share and reached its low for the period on July 7, 2011 at $57.37 per Share.

The benchmark’s decline of 52.9% for the year ended December 31, 2012, as compared to the benchmark’s decline of 6.3% for the period ended December 31, 2011, can be attributed to a greater decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the year ended December 31, 2012 and from commencement of operations to December 31, 2011:

	Year Ended December 31, 2012	January 3, 2011 (Commencement of Operations) through December 31, 2011
Net investment income (loss)	$(786,167)	$(117,121)
Management fee	835,393	—
Offering costs	682	123,692
Limitation by Sponsor	—	(2,481)
Net realized gain (loss)	(75,241,872)	(513,727)
Change in net unrealized appreciation/depreciation	4,651,290	(6,118,704)
Net income (loss)	$(71,376,749)	$(6,749,552)

The Fund’s net income decreased for the year ended December 31, 2012, as compared to the period ended December 31, 2011, primarily due to a higher asset base and declining futures prices during the year ended December 31, 2012.

Off-Balance Sheet Arrangements and Contractual Obligations

As of February 28, 2013, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund and the VIX Funds value or will value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s and VIX Funds’ final creation/redemption NAV for the year ended December 31, 2012.

Short-term investments are valued at amortized cost which approximates fair value. For financial reporting purposes, short-term investments are valued at their market price using information provided by a third-party pricing service or market quotations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Since the ProShares Ultra Australian Dollar Fund, ProShares UltraShort Australian Dollar Fund and ProShares Short Euro Fund were conducting operations for only a portion of the year ended December 31, 2012, comparisons of positions in certain Financial Instruments held by each of ProShares Ultra Australian Dollar Fund, ProShares UltraShort Australian Dollar Fund and ProShares Short Euro Fund for the year ended December 31, 2011 have not been provided. As of December 31, 2012, each of the New Funds had not commenced investment operations; therefore, this quantitative and qualitative disclosures about market risk does not include comparisons of positions in certain Financial Instruments for the New Funds.

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of December 31, 2012 and 2011, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra DJ-UBS Commodity:

As of December 31, 2012 and 2011, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s swap positions as of December 31, 2012 and 2011, which were sensitive to commodity price risk.

Swap Agreements as of December 31, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$139.0707	$7,780,320
Dow Jones-UBS Commodity Index	UBS AG	Long	139.0707	4,411,987

Swap Agreements as of December 31, 2011

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$140.6802	$5,196,523
Dow Jones-UBS Commodity Index	UBS AG	Long	140.6802	12,943,342

The December 31, 2012 and 2011 swap notional values are calculated by multiplying units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional value, before accounting for spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Commodity:

As of December 31, 2012 and 2011, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s short swap positions as of December 31, 2012 and 2011, which were sensitive to commodity price risk.

Swap Agreements as of December 31, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$139.0707	$(4,729,704)
Dow Jones-UBS Commodity Index	UBS AG	Short	139.0707	(1,763,052)

Swap Agreements as of December 31, 2011

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$140.6802	$(4,515,910)
Dow Jones-UBS Commodity Index	UBS AG	Short	140 .6802	(13,710,640)

The December 31, 2012 and 2011 short swap notional values are calculated by multiplying units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for any spreads or financing costs associated with the swaps. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Crude Oil:

As of December 31, 2012 and 2011, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS WTI Crude Oil Subindex. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2013	4,378	$92.27	1,000	$403,958,060

Swap Agreements as of December 31, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Long	$228.9141	$232,506,653
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Long	228.9141	128,396,742
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Long	228.9141	202,152,019

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2012	2,226	$99.00	1,000	$220,374,000

Swap Agreements as of December 31, 2011

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Long	$259.6827	$87,399,278
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Long	259.6827	52,229,440
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Long	259.6827	142,861,248

The December 31, 2012 and 2011 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2012 and 2011 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs.

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

ProShares UltraShort DJ-UBS Crude Oil:

As of December 31, 2012 and 2011, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS WTI Crude Oil Subindex. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2013	825	$92.27	1,000	$(76,122,750)

Swap Agreements as of December 31, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Short	$228.9141	$(37,668,290)
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Short	228.9141	(16,223,148)
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Short	228.9141	(48,930,885)

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2012	1,257	$99.00	1,000	$(124,443,000)

Swap Agreements as of December 31, 2011

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Short	$259.6827	$(52,221,393)
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Short	259.6827	(90,137,702)
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Short	259.6827	(22,019,770)

The December 31, 2012 and 2011 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2012 and 2011 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Natural Gas:

As of December 31, 2012 and 2011, the ProShares DJ-UBS Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2013	4,340	$3.37	10,000	$146,041,000

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2012	271	$3.02	10,000	$8,173,360

The December 31, 2012 and 2011 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort DJ-UBS Natural Gas:

As of December 31, 2012 and 2011, the ProShares UltraShort DJ-UBS Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2013	759	$3.37	10,000	$(25,540,350)

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2012	474	$3.02	10,000	$(14,295,840)

The December 31, 2012 and 2011 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Gold:

As of December 31, 2012 and 2011, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2013	2	$1,675.80	100	$(335,160)

Forward Agreements as of December 31, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,657.63	$200,241,704
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,657.63	151,540,535
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,657.63	163,110,792
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,657.63	154,822,642

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2012	2	$1,566.80	100	$313,360

Forward Agreements as of December 31, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$1,531.18	$187,753,292
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,531.18	20,824,025
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,531.18	443,889,082

The December 31, 2012 and 2011 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2012 and 2011 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Gold:

As of December 31, 2012 and 2011, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2013	2	$1,675.80	100	$(335,160)

Forward Agreements as of December 31, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,657.63	$(108,574,765)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,657.63	(27,513,343)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,657.63	(22,212,242)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,657.63	(26,273,436)

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2012	2	$1,566.80	100	$(313,360)

Forward Agreements as of December 31, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$1,531.18	$(64,153,380)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,531.18	(32,154,744)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,531.18	(300,034,721)

The December 31, 2012 and 2011 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2012 and 2011 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of December 31, 2012 and 2011, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2013	2	$30.227	5,000	$302,270

Forward Agreements as of December 31, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$29.9542	$521,352,073
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	29.9545	318,290,526
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	29.9545	357,417,094
0.999 Fine Troy Ounce Silver	UBS AG	Long	29.9545	297,987,366

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2012	2	$27.915	5,000	$279,150

Forward Agreements as of December 31, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$28.1810	$264,444,868
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	28.1810	28,321,905
0.999 Fine Troy Ounce Silver	UBS AG	Long	28.1810	920,701,451

The December 31, 2012 and 2011 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2012 and 2011 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of December 31, 2012 and 2011, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2012 and 2011, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2013	2	$30.227	5,000	$(302,270)

Forward Agreements as of December 31, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$29.9545	$(103,432,889)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	29.9545	(45,875,317)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	29.9545	(37,532,989)
0.999 Fine Troy Ounce Silver	UBS AG	Short	29.9545	(26,270,097)

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2012	2	$27.915	5,000	$(279,150)

Forward Agreements as of December 31, 2011

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$28.1810	$(189,531,316)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	28.1810	(28,321,905)
0.999 Fine Troy Ounce Silver	UBS AG	Short	28.1810	(275,581,999)

The December 31, 2012 and 2011 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2012 and 2011 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of December 31, 2012 and, as applicable, 2011, each of the Currency Funds’ positions was as follows:

ProShares Ultra Australian Dollar:

As of December 31, 2012, the ProShares Ultra Australian Dollar Fund was exposed to exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2012, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Long	March 2013	80	$103.250	1,000	$8,260,000

The December 31, 2012 futures notional value is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional value will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Australian Dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian Dollar and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort Australian Dollar:

As of December 31, 2012, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2012, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2013	73	$103.250	1,000	$(7,537,250)

The December 31, 2012 short futures notional value is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional value will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian Dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian Dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Euro:

As of December 31, 2012 and 2011, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2012 and 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/04/13	3,207,025	1.3195	$4,231,708
Euro	UBS AG	Long	01/04/13	4,319,600	1.3195	5,699,764
Euro	Goldman Sachs International	Short	01/04/13	(23,900)	1.3195	(31,536)
Euro	UBS AG	Short	01/04/13	(100,900)	1.3195	(133,139)

Foreign Currency Forward Contracts as of December 31, 2011

Reference Currency	Counterparty	Long or Short	Date	Euro	Rate	USD
Euro	Goldman Sachs International	Long	01/13/12	7,334,525	1.2943	$9,492,896
Euro	UBS AG	Long	01/13/12	7,824,000	1.2943	10,126,412
Euro	Goldman Sachs International	Short	01/13/12	(183,800)	1.2943	(237,888)
Euro	UBS AG	Short	01/13/12	(208,900)	1.2943	(270,374)

The December 31, 2012 and 2011 USD market value equals the number of Euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Short Euro:

As of December 31, 2012, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2012, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	March 2013	23	$1.321	125,000	$(3,797,300)

The December 31, 2012 short futures notional value is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional value will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort Euro:

As of December 31, 2012 and 2011, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2012 and 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/04/13	82,837,700	1.3195	$109,305,330
Euro	UBS AG	Long	01/04/13	175,817,700	1.3195	231,993,545
Euro	Goldman Sachs International	Short	01/04/13	(492,005,225)	1.3195	(649,206,743)
Euro	UBS AG	Short	01/04/13	(563,892,200)	1.3195	(744,062,460)

Foreign Currency Forward Contracts as of December 31, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/13/12	30,950,200	1.2943	$40,058,087
Euro	UBS AG	Long	01/13/12	53,564,700	1.2943	69,327,481
Euro	Goldman Sachs International	Short	01/13/12	(881,320,025)	1.2943	(1,140,670,959)
Euro	UBS AG	Short	01/13/12	(903,636,400)	1.2943	(1,169,554,497)

The December 31, 2012 and 2011 USD market values equal the number of Euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of December 31, 2012 and 2011, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2012 and 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/04/13	353,636,200	0.011529	$4,077,072
Yen	UBS AG	Long	01/04/13	424,732,500	0.011529	4,896,741
Yen	Goldman Sachs International	Short	01/04/13	(19,923,300)	0.011529	(229,696)
Yen	UBS AG	Short	01/04/13	(25,219,500)	0.011529	(290,756)

Foreign Currency Forward Contracts as of December 31, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/13/12	361,210,000	0.012993	$4,693,138
Yen	UBS AG	Long	01/13/12	486,460,000	0.012993	6,320,489
Yen	Goldman Sachs International	Short	01/13/12	(2,500,000)	0.012993	(32,482)
Yen	UBS AG	Short	01/13/12	(2,940,000)	0.012993	(38,199)

The December 31, 2012 and 2011 USD market values equal the number of Yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of December 31, 2012 and 2011, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2012 and 2011, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	UBS AG	Long	01/04/13	601,353,100	0.011529	$6,933,000
Yen	Goldman Sachs International	Short	01/04/13	(33,732,636,200)	0.011529	(388,903,561)
Yen	UBS AG	Short	01/04/13	(37,798,808,300)	0.011529	(435,782,459)

Foreign Currency Forward Contracts as of December 31, 2011

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/13/12	1,157,460,000	0.012993	$15,038,674
Yen	UBS AG	Long	01/13/12	1,743,810,000	0.012993	22,657,016
Yen	Goldman Sachs International	Short	01/13/12	(17,594,930,000)	0.012993	(228,607,826)
Yen	UBS AG	Short	01/13/12	(19,346,660,000)	0.012993	(251,367,745)

The December 31, 2012 and 2011 USD market values equal the number of Yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of December 31, 2012 and 2011, each of the VIX Funds’ positions were as follows:

ProShares Ultra VIX Short-Term Futures ETF

As of December 31, 2012 and 2011, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to the S&P 500 VIX Short-Term Futures Index. The following tables provide information about the Fund’s positions in these Financial Instruments futures contracts as of December 31, 2012 and 2011, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2013	4,779	$17.70	1,000	$84,588,300
VIX Futures (CBOE)	Long	February 2013	3,827	18.50	1,000	70,799,500

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2012	431	$26.70	1,000	$11,507,700
VIX Futures (CBOE)	Long	February 2012	302	27.15	1,000	8,199,300

The December 31, 2012 and 2011 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2012 and 2011 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares VIX Short-Term Futures ETF

As of December 31, 2012 and 2011, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2012 and 2011, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2013	4,208	$17.70	1,000	$74,481,600
VIX Futures (CBOE)	Long	February 2013	3,372	18.50	1,000	62,382,000

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2012	668	$26.70	1,000	$17,835,600
VIX Futures (CBOE)	Long	February 2012	466	27.15	1,000	12,651,900

The December 31, 2012 and 2011 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Short VIX Short-Term Futures ETF

As of December 31, 2012 and 2011, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2012 and 2011, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	January 2013	2,556	$17.70	1,000	$(45,241,200)
VIX Futures (CBOE)	Short	February 2013	2,051	18.50	1,000	(37,943,500)

Futures Positions as of December 31, 2011

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	January 2012	171	$26.70	1,000	$(4,565,700)
VIX Futures (CBOE)	Short	February 2012	119	$27.15	1,000	$(3,230,850)

The December 31, 2012 and 2011 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares VIX Mid-Term Futures ETF

As of December 31, 2012 and 2011, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2012 and 2011, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2012

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
VIX Futures (CBOE)	Long	April 2013	322	$20.40	1,000	$6,568,800
VIX Futures (CBOE)	Long	May 2013	580	21.00	1,000	12,180,000
VIX Futures (CBOE)	Long	June 2013	580	21.90	1,000	12,702,000
VIX Futures (CBOE)	Long	July 2013	258	22.75	1,000	5,869,500

Futures Positions as of December 31, 2011

	Long or			Valuation	Contract	Notional Amount
Contract	Short	Expiration	Contracts	Price	Multiplier	at Value
VIX Futures (CBOE)	Long	April 2012	616	$28.40	1,000	$17,494,400
VIX Futures (CBOE)	Long	May 2012	1,047	28.70	1,000	30,048,900
VIX Futures (CBOE)	Long	June 2012	1,047	29.10	1,000	30,467,700
VIX Futures (CBOE)	Long	July 2012	431	29.75	1,000	12,822,250

The December 31, 2012 and 2011 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

Qualitative Disclosure

As described above in Item 7 in this Annual Report on Form 10-K, it is the investment objective of each Geared Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, whether positive or negative, of its corresponding benchmark. Each Ultra Fund seeks seek daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Each Short Fund will seek daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks or will seek daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each UltraPro Short Fund will seek daily investment results (before fees and expenses) that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks daily investment results (before fees and expenses) that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than one day. The Matching VIX Funds and the Managed Futures Funds seek or will seek to achieve their stated investment objective both over a single day and over time.

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

Commodity Price Sensitivity

As further described above in “Item 1A. Risk Factors” in this Annual Report on Form 10-K, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Commodity Index Funds or the Commodity Funds, several factors may affect the price of a commodity underlying a Commodity Index Fund or a Commodity Fund, and in turn, the Financial Instruments and other assets, if any, owned by such a Fund. The impact of changes in the price of a physical commodity or of a commodity index (comprised of commodity futures contracts) will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an UltraShort Fund or an UltraPro Short Fund and daily decreases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an Ultra Fund.

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

Exchange Rate Sensitivity

As further described above in “Item 1A. Risk Factors” in this Annual Report on Form 10-K, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Currency Funds, several factors may affect the value of the foreign currencies or the U.S. Dollar, and, in turn, the Financial Instruments and other assets, if any, owned by a Fund. The impact of changes in the price of a currency will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of a currency will negatively impact the daily performance of Shares of a Short Fund, an UltraShort Fund or an UltraShort Pro Fund and daily decreases in the price of a currency will negatively impact the daily performance of Shares of an Ultra Fund.

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

Equity Market Volatility Sensitivity

As further described above in “Item 1A. Risk Factors” in this Annual Report on Form 10-K, the value of the Shares of each VIX Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. Several factors may affect the price and/or liquidity of VIX futures contracts and other assets, if any, owned by a VIX Fund. The impact of changes in the price of these assets will affect investors differently depending upon the Fund in which investors invest.

Managing Market Risks

Each Fund seeks or will seek to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (1x, 2x, -1x, -2x or -3x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described above in Item 7 in this Annual Report on Form 10-K, these adjustments are done through the use of various Financial Instruments. No attempt is made to adjust market exposure in order to avoid changes to the benchmark that would cause the Funds to lose value. Factors common to all Funds that may require portfolio re-positioning are create/redeem activity and index rebalances.

For Geared Funds, the impact of the index’s movements during the day also affects whether the Fund’s portfolio needs to be re-positioned. For example, if the index for an Ultra Fund has risen on a given day, net assets of the Fund should rise. As a result, the Fund’s long exposure will need to be increased to the extent there are not offsetting factors such as redemption activity. Conversely, if the index has fallen on a given day, net assets of an Ultra Fund should fall. As a result, the Fund’s long exposure will generally need to be decreased. Net assets for Short Funds, UltraShort Funds or UltraPro Short Funds will generally decrease when the index rises on a given day, meaning the Fund’s short exposure may need to be decreased. Conversely if the index has fallen on a given day, a Short Fund’s, an UltraShort Fund’s or an UltraPro Short Fund’s assets should rise. As a result, the Fund’s short exposure may need to be increased.

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

Statement of Operations for the three month periods ended March 31, 2012 and 2011, June 30, 2012 and 2011, September 30, 2012 and 2011, and December 31, 2012 and 2011, and the years ended December 31, 2012 and 2011 for each Fund, as applicable.

PROSHARES ULTRA DJ-UBS COMMODITY

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(22,013)	$(18,004)	$(19,548)	$(13,919)	$(73,484)

Net realized and unrealized gain (loss)	$99,304	$(886,086)	$1,527,523	$(875,535)	$(134,794)
Net income (loss)	$77,291	$(904,090)	$1,507,975	$(889,454)	$(208,278)
Net increase (decrease) in net asset value per share	$0.22	$(2.58)	$4.48	$(3.61)	$(1.49)

	Three months ended (unaudited)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Year ended December 31, 2011
Net investment income (loss)	$(40,254)	$(45,024)	$(36,061)	$(24,262)	$(145,601)

Net realized and unrealized gain (loss)	$1,772,727	$(3,351,612)	$(3,127,605)	$191,535	$(4,514,955)
Net income (loss)	$1,732,473	$(3,396,636)	$(3,163,666)	$167,273	$(4,660,556)
Net increase (decrease) in net asset value per share	$3.09	$(6.07)	$(7.37)	$(0.14)	$(10.49)

PROSHARES ULTRASHORT DJ-UBS COMMODITY

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(19,503)	$(14,834)	$(6,822)	$(6,590)	$(47,749)

Net realized and unrealized gain (loss)	$(286,425)	$910,795	$(655,216)	$371,058	$340,212
Net income (loss)	$(305,928)	$895,961	$(662,038)	$364,468	$292,463
Net increase (decrease) in net asset value per share	$(1.91)	$4.05	$(11.03)	$6.07	$(2.82)

	Three months ended (unaudited)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Year ended December 31, 2011
Net investment income (loss)	$(4,737)	$(71,509)	$(31,685)	$(25,222)	$(133,153)

Net realized and unrealized gain (loss)	$(301,224)	$(2,796,713)	$900,296	$(577,784)	$(2,775,425)
Net income (loss)	$(305,961)	$(2,868,222)	$868,611	$(603,006)	$(2,908,578)
Net increase (decrease) in net asset value per share*	$(5.32)	$5.67	$10.59	$(2.02)	$8.92

PROSHARES ULTRA DJ-UBS CRUDE OIL

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(644,318)	$(679,477)	$(868,686)	$(1,055,949)	$(3,248,430)

Net realized and unrealized gain (loss)	$24,645,121	$(95,765,975)	$60,875,920	$(7,112,879)	$(17,357,813)
Net income (loss)	$24,000,803	$(96,445,452)	$60,007,234	$(8,168,828)	$(20,606,243)
Net increase (decrease) in net asset value per share	$1.93	$(15.10)	$3.60	$(1.92)	$(11.49)

	Three months ended (unaudited)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Year ended December 31, 2011
Net investment income (loss)	$(730,394)	$(642,875)	$(964,691)	$(848,409)	$(3,186,369)

Net realized and unrealized gain (loss)	$87,063,795	$(42,024,285)	$(133,329,780)	$176,234,125	$87,943,855
Net income (loss)	$86,333,401	$(42,667,160)	$(134,294,471)	$175,385,716	$84,757,486
Net increase (decrease) in net asset value per share*	$7.11	$(14.47)	$(15.33)	$13.57	$(9.12)

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(335,925)	$(268,706)	$(241,721)	$(232,312)	$(1,078,664)

Net realized and unrealized gain (loss)	$(4,727,063)	$49,643,334	$(14,418,639)	$4,549,993	$35,047,625
Net income (loss)	$(5,062,988)	$49,374,628	$(14,660,360)	$4,317,681	$33,968,961
Net increase (decrease) in net asset value per share	$(3.58)	$13.99	$(8.63)	$(0.29)	$1.49

	Three months ended (unaudited)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Year ended December 31, 2011
Net investment income (loss)	$(277,411)	$(392,008)	$(239,496)	$(302,820)	$(1,211,735)

Net realized and unrealized gain (loss)	$(11,152,184)	$44,435,394	$43,199,704	$(40,369,836)	$36,113,078
Net income (loss)	$(11,429,595)	$44,043,386	$42,960,208	$(40,672,656)	$34,901,343
Net increase (decrease) in net asset value per share*	$(9.64)	$7.07	$16.33	$(25.79)	$(12.03)

PROSHARES ULTRA DJ-UBS NATURAL GAS

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(67,946)	$(151,025)	$(177,136)	$(170,203)	$(566,310)

Net realized and unrealized gain (loss)	$(20,700,932)	$13,458,075	$15,057,958	$(13,640,941)	$(5,825,840)
Net income (loss)	$(20,768,878)	$13,307,050	$14,880,822	$(13,811,144)	$(6,392,150)
Net increase (decrease) in net asset value per share*	$(64.29)	$8.00	$5.45	$(12.09)	$(62.93)

October 4, 2011 (Commencement of Operations) through December 31, 2011
Net investment income (loss)	$(10,459)
Net realized and unrealized gain (loss)	$(2,307,329)
Net income (loss)	$(2,317,788)
Net increase (decrease) in net asset value per share*	$(19.60)

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(44,543)	$(64,525)	$(41,588)	$(45,751)	$(196,407)

Net realized and unrealized gain (loss)	$10,368,292	$(9,266,342)	$(3,747,142)	$2,887,056	$241,864
Net income (loss)	$10,323,749	$(9,330,867)	$(3,788,730)	$2,841,305	$45,457
Net increase (decrease) in net asset value per share*	$25.13	$(18.62)	$(8.18)	$3.40	$1.73

October 4, 2011 (Commencement of Operations) through December 31, 2011
Net investment income (loss)	$(15,612)

Net realized and unrealized gain (loss)	$3,157,122
Net income (loss)	$3,141,510
Net increase (decrease) in net asset value per share*	$31.42

PROSHARES ULTRA GOLD

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(878,349)	$(753,951)	$(762,841)	$(774,124)	$(3,169,265)

Net realized and unrealized gain (loss)	$46,616,415	$(32,627,228)	$70,513,591	$(52,861,032)	$31,641,746
Net income (loss)	$45,738,066	$(33,381,179)	$69,750,750	$(53,635,156)	$28,472,481
Net increase (decrease) in net asset value per share	$11.88	$(8.03)	$17.41	$(13.41)	$7.85

	Three months ended (unaudited)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Year ended December 31, 2011
Net investment income (loss)	$(482,456)	$(609,284)	$(939,268)	$(944,478)	$(2,975,486)

Net realized and unrealized gain (loss)	$6,550,582	$20,154,730	$28,100,311	$(44,636,496)	$10,169,127
Net income (loss)	$6,068,126	$19,545,446	$27,161,043	$(45,580,974)	$7,193,641
Net increase (decrease) in net asset value per share	$2.43	$5.82	$9.51	$(11.07)	$6.69

PROSHARES ULTRASHORT GOLD

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(342,867)	$(302,804)	$(256,499)	$(204,043)	$(1,106,213)

Net realized and unrealized gain (loss)	$(34,607,326)	$7,643,572	$(24,877,579)	$12,082,947	$(39,758,386)
Net income (loss)	$(34,950,193)	$7,340,768	$(25,134,078)	$11,878,904	$(40,864,599)
Net increase (decrease) in net asset value per share*	$(14.97)	$3.25	$(14.67)	$7.55	$(18.84)

	Three months ended (unaudited)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Year ended December 31, 2011
Net investment income (loss)	$(199,330)	$(189,137)	$(293,684)	$(361,048)	$(1,043,199)

Net realized and unrealized gain (loss)	$(7,272,446)	$(8,345,095)	$(4,957,821)	$12,117,245	$(8,458,117)
Net income (loss)	$(7,471,776)	$(8,534,232)	$(5,251,505)	$11,756,197	$(9,501,316)
Net increase (decrease) in net asset value per share*	$(1.70)	$(2.73)	$(4.67)	$1.41	$(7.69)
PROSHARES ULTRA SILVER

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(1,833,327)	$(1,610,787)	$(1,659,417)	$(1,814,626)	$(6,918,157)

Net realized and unrealized gain (loss)	$141,046,911	$(288,257,836)	$365,198,197	$(250,739,710)	$(32,752,438)
Net income (loss)	$139,213,584	$(289,868,623)	$363,538,780	$(252,554,336)	$(39,670,595)
Net increase (decrease) in net asset value per share	$11.70	$(17.86)	$21.77	$(15.83)	$(0.22)

	Three months ended (unaudited)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Year ended December 31, 2011
Net investment income (loss)	$(1,323,706)	$(2,429,975)	$(2,371,209)	$(1,831,322)	$(7,956,212)

Net realized and unrealized gain (loss)	$298,326,588	$(311,253,526)	$(265,887,530)	$(159,279,941)	$(438,094,409)
Net income (loss)	$297,002,882	$(313,683,501)	$(268,258,739)	$(161,111,263)	$(446,050,621)
Net increase (decrease) in net asset value per share*	$35.52	$(29.67)	$(29.27)	$(11.53)	$(34.95)

PROSHARES ULTRASHORT SILVER

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(487,831)	$(371,361)	$(290,149)	$(253,801)	$(1,403,142)

Net realized and unrealized gain (loss)	$(70,018,033)	$52,347,709	$(67,146,826)	$32,991,048	$(51,826,102)
Net income (loss)	$(70,505,864)	$51,976,348	$(67,436,975)	$32,737,247	$(53,229,244)
Net increase (decrease) in net asset value per share*	$(24.24)	$17.49	$(30.05)	$11.52	$(25.28)

	Three months ended (unaudited)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Year ended December 31, 2011
Net investment income (loss)	$(293,996)	$(1,087,002)	$(1,293,605)	$(713,410)	$(3,388,013)

Net realized and unrealized gain (loss)	$(80,041,620)	$54,709,556	$(32,690,481)	$(59,741,953)	$(117,764,498)
Net income (loss)	$(80,335,616)	$53,622,554	$(33,984,086)	$(60,455,363)	$(121,152,511)
Net increase (decrease) in net asset value per share*	$(84.07)	$(22.02)	$(11.80)	$(4.89)	$(122.78)

PROSHARES ULTRA AUSTRALIAN DOLLAR

	July 17, 2012 (Commencement of Operations) through September 30, 2012 (unaudited)	Three months ended December 31, 2012 (unaudited)	Year ended December 31, 2012
Net investment income (loss)	$(7,953)	$(9,345)	$(17,298)

Net realized and unrealized gain (loss)	$97,126	$70,040	$167,166
Net income (loss)	$89,173	$60,695	$149,868
Net increase (decrease) in net asset value per share	$0.89	$0.61	$1.50

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	July 17, 2012 (Commencement of Operations) through September 30, 2012 (unaudited)	Three months ended December 31, 2012 (unaudited)	Year ended December 31, 2012
Net investment income (loss)	$(7,544)	$(8,685)	$(16,229)

Net realized and unrealized gain (loss)	$(122,330)	$(80,642)	$(202,972)
Net income (loss)	$(129,874)	$(89,327)	$(219,201)
Net increase (decrease) in net asset value per share	$(1.30)	$(0.89)	$(2.19)

PROSHARES ULTRA EURO

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(22,829)	$(14,414)	$(12,208)	$(10,675)	$(60,126)

Net realized and unrealized gain (loss)	$562,609	$(788,758)	$155,523	$277,905	$207,279
Net income (loss)	$539,780	$(803,172)	$143,315	$267,230	$147,153
Net increase (decrease) in net asset value per share	$1.36	$(2.61)	$0.57	$1.14	$0.46

	Three months ended (unaudited)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Year ended December 31, 2011
Net investment income (loss)	$(16,515)	$(19,703)	$(20,157)	$(18,727)	$(75,102)

Net realized and unrealized gain (loss)	$952,162	$415,636	$(1,325,174)	$(555,119)	$(512,495)
Net income (loss)	$935,647	$395,933	$(1,345,331)	$(573,846)	$(587,597)
Net increase (decrease) in net asset value per share	$3.12	$1.32	$(4.48)	$(1.83)	$(1.87)

PROSHARES SHORT EURO

	July 26, 2012 (Commencement of Operations) through June 30, 2012 (unaudited)	Three months ended September 30, 2012 (unaudited)	Three months ended December 31, 2012 (unaudited)	Year ended December 31, 2012
Net investment income (loss)	$(477)	$(9,011)	$(8,403)	$(17,891)

Net realized and unrealized gain (loss)	$(52,313)	$(65,844)	$(101,112)	$(219,269)
Net income (loss)	$(52,790)	$(74,855)	$(109,515)	$(237,160)
Net increase (decrease) in net asset value per share	$(0.53)	$(0.75)	$(1.09)	$(2.37)

PROSHARES ULTRASHORT EURO

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(2,152,538)	$(1,941,599)	$(1,892,376)	$(1,460,995)	$(7,447,508)

Net realized and unrealized gain (loss)	$(59,640,258)	$90,621,012	$(27,155,422)	$(37,411,971)	$(33,586,639)
Net income (loss)	$(61,792,796)	$88,679,413	$(29,047,798)	$(38,872,966)	$(41,034,147)
Net increase (decrease) in net asset value per share	$(1.37)	$1.94	$(0.78)	$(1.11)	$(1.32)

	Three months ended (unaudited)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Year ended December 31, 2011
Net investment income (loss)	$(889,548)	$(1,012,362)	$(1,691,141)	$(2,314,798)	$(5,907,849)

Net realized and unrealized gain (loss)	$(57,977,168)	$(32,834,948)	$111,269,508	$64,721,878	$85,179,270
Net income (loss)	$(58,866,716)	$(33,847,310)	$109,578,367	$62,407,080	$79,271,421
Net increase (decrease) in net asset value per share	$(2.45)	$(1.09)	$2.53	$1.06	$0.05

PROSHARES ULTRA YEN

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(11,811)	$(10,964)	$(11,359)	$(10,306)	$(44,440)

Net realized and unrealized gain (loss)	$(753,684)	$329,652	$236,957	$(1,011,565)	$(1,198,640)
Net income (loss)	$(765,495)	$318,688	$225,598	$(1,021,871)	$(1,243,080)
Net increase (decrease) in net asset value per share	$(5.10)	$2.12	$1.51	$(6.82)	$(8.29)

	Three months ended (unaudited)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Year ended December 31, 2011
Net investment income (loss)	$(7,079)	$(7,343)	$(12,276)	$(12,874)	$(39,572)

Net realized and unrealized gain (loss)	$(246,751)	$207,474	$424,806	$(1,680)	$383,849
Net income (loss)	$(253,830)	$200,131	$412,530	$(14,554)	$344,277
Net increase (decrease) in net asset value per share	$(1.73)	$2.00	$2.81	$(0.10)	$2.98

PROSHARES ULTRASHORT YEN

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(569,225)	$(529,790)	$(495,697)	$(589,982)	$(2,184,694)

Net realized and unrealized gain (loss)	$38,296,324	$(19,396,894)	$(11,472,269)	$62,408,535	$69,835,696
Net income (loss)	$37,727,099	$(19,926,684)	$(11,967,966)	$61,818,553	$67,651,002
Net increase (decrease) in net asset value per share	$6.09	$(3.52)	$(2.23)	$9.46	$9.80

	Three months ended (unaudited)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Year ended December 31, 2011
Net investment income (loss)	$(586,442)	$(789,356)	$(701,439)	$(564,897)	$(2,642,134)

Net realized and unrealized gain (loss)	$15,715,806	$(23,729,396)	$(29,515,199)	$(733,872)	$(38,262,661)
Net income (loss)	$15,129,364	$(24,518,752)	$(30,216,638)	$(1,298,769)	$(40,904,795)
Net increase (decrease) in net asset value per share*	$1.78	$(3.40)	$(4.06)	$(0.38)	$(6.06)

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(341,612)	$(933,216)	$(1,045,175)	$(681,643)	$(3,001,646)

Net realized and unrealized gain (loss)	$(152,856,089)	$(85,292,129)	$(259,596,838)	$(8,539,707)	$(506,284,763)
Net income (loss)	$(153,197,701)	$(86,225,345)	$(260,642,013)	$(9,221,350)	$(509,286,409)
Net increase (decrease) in net asset value per share*	$116.81	$(761.65)	$(65.82)	$(10.26)	$(720.92)

October 3, 2011 (Commencement of Operations) through December 31, 2011
Net investment income (loss)	$(16,778)

Net realized and unrealized gain (loss)	$(4,287,543)
Net income (loss)	$(4,304,321)
Net increase (decrease) in net asset value per share*	$(27.65)

PROSHARES VIX SHORT-TERM FUTURES ETF

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(141,555)	$(306,475)	$(293,913)	$(311,169)	$(1,053,112)

Net realized and unrealized gain (loss)	$(60,075,627)	$(8,326,725)	$(72,595,794)	$(18,590,574)	$(159,588,720)
Net income (loss)	$(60,217,182)	$(8,633,200)	$(72,889,707)	$(18,901,743)	$(160,641,832)
Net increase (decrease) in net asset value per share	$(40.87)	$(3.49)	$(13.01)	$(2.21)	$(59.58)

	Three months ended (unaudited)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Year ended December 31, 2011
Net investment income (loss)	$(24,184)	$(100,295)	$(74,409)	$(83,681)	$(282,569)

Net realized and unrealized gain (loss)	$(2,832,809)	$(14,411,348)	$32,342,992	$(12,941,321)	$2,157,514
Net income (loss)	$(2,856,993)	$(14,511,643)	$32,268,583	$(13,025,002)	$1,874,945
Net increase (decrease) in net asset value per share	$(15.93)	$(18.60)	$70.12	$(39.22)	$(3.63)

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(54,031)	$(95,652)	$(123,735)	$(164,281)	$(437,699)

Net realized and unrealized gain (loss)	$7,673,494	$(3,010,050)	$10,124,237	$(3,056,413)	$11,731,268
Net income (loss)	$7,619,463	$(3,105,702)	$10,000,502	$(3,220,694)	$11,293,569
Net increase (decrease) in net asset value per share*	$23.62	$(4.21)	$22.77	$(1.92)	$40.26

October 3, 2011 (Commencement of Operations) through December 31, 2011
Net investment income (loss)	$(16,333)
Net realized and unrealized gain (loss)	$1,446,017
Net income (loss)	$1,429,684
Net increase (decrease) in net asset value per share*	$11.73

PROSHARES VIX MID-TERM FUTURES ETF

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(204,860)	$(209,003)	$(189,842)	$(182,462)	$(786,167)

Net realized and unrealized gain (loss)	$(27,455,589)	$1,693,852	$(27,514,173)	$(17,314,672)	$(70,590,582)
Net income (loss)	$(27,660,449)	$1,484,849	$(27,704,015)	$(17,497,134)	$(71,376,749)
Net increase (decrease) in net asset value per share	$(18.19)	$(0.91)	$(13.53)	$(6.81)	$(39.44)

	Three months ended (unaudited)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Year ended December 31, 2011
Net investment income (loss)	$(11,309)	$(20,454)	$(26,403)	$(58,955)	$(117,121)

Net realized and unrealized gain (loss)	$(770,972)	$(1,503,703)	$4,607,535	$(8,965,291)	$(6,632,431)
Net income (loss)	$(782,281)	$(1,524,157)	$4,581,132	$(9,024,246)	$(6,749,552)
Net increase (decrease) in net asset value per share	$(12.61)	$(5.63)	$27.81	$(15.43)	$(5.86)

See the Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Those Financial Statements, and the notes and schedules related thereto, are incorporated by reference into this Item 8.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) of the Trust and the Funds were effective, as of December 31, 2012, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

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

The principal executive officer and principal financial officer of the Trust assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2012. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Trust concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

As of December 31, 2012, the Sponsor served as the Trust’s commodity pool operator and commodity trading advisor.

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

Background and Principals

As of December 31, 2012, the Sponsor served as both commodity pool operator and commodity trading advisor of the Trust and the Funds. The Sponsor is registered as a commodity pool operator with the CFTC and is a member in good standing of the NFA. The Sponsor’s membership with the NFA was originally approved on June 11, 1999. It withdrew its registration with the NFA on August 31, 2000 but later re-applied and had its registration subsequently approved on January 8, 2001. Its membership with the NFA is currently effective. The Sponsor’s registration as a commodity trading advisor was approved on June 11, 1999. On February 19, 2013, the Sponsor’s commodity trading advisor registration was withdrawn. The Sponsor’s registration as a commodity pool operator was originally approved on June 11, 1999. It withdrew its registration as a commodity pool operator on August 30, 2000 but later re-applied and had its registration subsequently approved on November 28, 2007. Its registration as a commodity pool operator is currently effective. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Sponsor is also subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 7501 Wisconsin Avenue, Suite 1000, Bethesda, Maryland 20814 and its telephone number is (240) 497-6400. The registration of the Sponsor with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Sponsor, the Trust and the Funds.

In its capacity as a commodity pool operator, the Sponsor is an organization which operates or solicits funds for commodity pools; that is, an enterprise in which funds contributed by a number of persons are combined for the purpose of trading futures contracts.

Executive Officers of the Trust and Principals and Significant Employees of the Sponsor

Name	Position
Michael L. Sapir	Chief Executive Officer and Principal of the Sponsor
Louis M. Mayberg	Principal Executive Officer of the Trust; Chief Financial Officer and Principal of the Sponsor
William E. Seale	Principal of the Sponsor
Sapir Family Trust	Principal of the Sponsor
Northstar Trust	Principal of the Sponsor
Edward J. Karpowicz	Principal Financial Officer of the Trust
Todd B. Johnson*	Chief Investment Officer and Principal of the Sponsor
Howard S. Rubin	Director, Portfolio Management and Associated Person of the Sponsor
Michael S. Neches	Senior Portfolio Manager and Associated Person of the Sponsor
Jeffrey A. Ploshnick	Senior Portfolio Manager and Associated Person of the Sponsor
Ryan T. Dofflemeyer	Portfolio Manager and Associated Person of the Sponsor
Lisa P. Johnson	Principal of the Sponsor
Victor M. Frye	Principal of the Sponsor

*	Denotes principal of the Sponsor who supervises persons who participate in making trading decisions for the Funds.

The following is a biographical summary of the business experience of the executive officers of the Trust and the principals and significant employees of the Sponsor.

ProFund Advisors LLC (“PFA”) and ProShare Advisors LLC (“PSA”) are investment advisers registered under the Investment Advisers Act of 1940. PFA is also a commodity trading advisor registered under the CEA.

Michael L. Sapir, Chairman, Chief Executive Officer and a listed principal of the Sponsor since August 14, 2008; Chairman, Chief Executive Officer and a member of PFA since April 1997, and a listed principal of PFA since November 26, 2012; and Chairman, Chief Executive Officer and a member of PSA since January 2005. As Chairman and Chief Executive Officer of the Sponsor, PSA and PFA, Mr. Sapir’s responsibilities include oversight of all aspects of the Sponsor, PSA and PFA, respectively.

Louis M. Mayberg, Chief Financial Officer, a member and a listed principal of the Sponsor since June 9, 2008; a member of PFA since April 1997 and a listed principal of PFA since November 26, 2012; and a member of PSA, since January 2005. Principal Executive Officer of the Trust since June 2008. As Chief Financial Officer of the Sponsor, Mr. Mayberg’s responsibilities include oversight of the financial matters of the Sponsor. As Principal Executive Officer of the Trust, his responsibilities include oversight of operations of the Trust. Mr. Mayberg is 50 years old.

William E. Seale, Ph.D., a member of the Sponsor and a listed principal of the Sponsor since June 11, 1999; a member of PFA since April 1997; and a member of PSA since April 2005. Dr. Seale served as Chief Investment Officer of PFA from January 2003 to July 2005 and from October 2006 to June 2008 and Director of Portfolio from January 1997 to January 2003. Dr. Seale served as Chief Investment Officer of PSA from October 2006 to June 2008. In these roles, Dr. Seale’s responsibilities included oversight of the investment management activities of the respective entities. Dr. Seale is a former commissioner of the CFTC.

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

Edward J. Karpowicz, Principal Financial Officer of the Trust since July 2008. Mr. Karpowicz has been employed by PFA since July 2002 as Vice President of Financial Administration. Mr. Karpowicz is 49 years old.

Todd B. Johnson, a registered associated person of the Sponsor since January 29, 2010, a listed principal of the Sponsor since January 16, 2009 and Chief Investment Officer of the Sponsor since February 27, 2009. In this role, Mr. Johnson’s responsibilities include oversight of the investment management activities of the Sponsor. Mr. Johnson has served as Chief Investment Officer of PSA and PFA since December 2008 and has been registered as an associated person of PFA since December 5, 2012 and listed as a principal of PFA since November 26, 2012. Mr. Johnson served from 2002 to December 2008 at World Asset Management (a financial services firm), working as President and Chief Investment Officer from January 2006 to December 2008, and as Managing Director and Chief Investment Officer of Quantitative Investments of Munder Capital Management, an asset management firm, from January 2002 to December 2005.

Howard S. Rubin, CFA, a registered associated person and an NFA associate member of the Sponsor since July 14, 2008 and Director, Portfolio Management of the Sponsor since December 1, 2009. In these roles, Mr. Rubin’s responsibilities include day-to-day portfolio management of the Funds. Mr. Rubin has been registered as an associated person of PFA since December 5, 2012. Mr. Rubin has served as Senior Portfolio Manager of PSA since December 2007 and Senior Portfolio Manager of the Sponsor from November 27, 2008 through November 30, 2009. Mr. Rubin has also served as Senior Portfolio Manager of PFA since November 2004 and Portfolio Manager of PFA from April 2000 through November 2004. Mr. Rubin holds the Chartered Financial Analyst (CFA) designation.

Michael S. Neches, a registered associated person and an NFA associate member of the Sponsor since November 16, 2011, and Senior Portfolio Manager of the Sponsor since June 27, 2012. In these roles, Mr. Neches’ responsibilities include day-to-day portfolio management of the Commodity Index Funds, Commodity Funds and, when launched, the Managed Futures Funds. Mr. Neches has been registered as an associated person of PFA since December 5, 2012. Mr. Neches also serves as a Senior Portfolio Manager of PSA since December 2009; served as Associate Portfolio Manager from January 2007 through November 2009; and served as Portfolio Analyst from November 2004 through December 2006.

Jeffrey A. Ploshnick, a registered associated person and an NFA associate member of the Sponsor since April 12, 2011 and Senior Portfolio Manager of the Sponsor since April 12, 2011. In these roles, Mr. Ploshnick’s responsibilities include day-to-day portfolio management of the Currency Funds. Mr. Ploshnick has been registered as an associated person of PFA since December 5, 2012. Mr. Ploshnick has also served as a Senior Portfolio Manager of PFA since May 2007 and served as Portfolio Manager from February 2001 to April 2007. Mr. Ploshnick also serves as a senior portfolio manager of PSA since March 2011.

Ryan T. Dofflemeyer, a registered associated person and an NFA associate Member of the Sponsor since October 26, 2010 and Portfolio Manager of the Sponsor since January 3, 2011. In these roles, Mr. Dofflemeyer’s responsibilities include day-to-day portfolio management of the VIX Funds. Mr. Dofflemeyer has been registered as an associated person of PFA since December 5, 2012. Mr. Dofflemeyer also serves as a Portfolio Manager of PFA since August 2007 and was a Portfolio Analyst between October 2003 to August 2007. In addition, Mr. Dofflemeyer also serves as Portfolio Manager for Horizon BetaPro Funds (investment funds) since May 2008 and Portfolio Manager of PSA since March 2010. Mr. Dofflemeyer worked as a Research Assistant for the Investment Company Institute (investment funds trade organization) from September 2001 to August 2003.

Lisa P. Johnson, a listed principal of the Sponsor since November 11, 2008 and a listed principal of PFA since November 26, 2012. Ms. Johnson’s responsibilities include the review and approval of advertising material of the Sponsor. Ms. Johnson has been employed with ProFunds Distributors Inc. (“PDI”) since April 2008 as Head of Compliance. Prior to her employment with PDI, Ms. Johnson was the Senior Corporate Compliance Officer for ICMA Retirement Corporation (a financial services company) where she was employed from February 2005 to April 2008. She served as Senior Compliance Officer for Delaware Investments (a financial services firm) from January 2001 to February 2005. Ms. Johnson is FINRA registered and holds Series 7, 24 and 63 licenses. She also possesses a Certified Regulatory and Compliance Professional designation, from the NASD Institute at Wharton.

Victor M. Frye, a listed principal of the Sponsor since December 2, 2008 and a listed principal of PFA since November 26, 2012. Mr. Frye’s responsibilities include the review and approval of advertising material of the Sponsor. Mr. Frye has been employed by PFA since October 2002 as Chief Compliance Officer.

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

Item 11. Executive Compensation.

The Funds have no employees or directors and are managed by the Sponsor. None of the officers of the Trust, or the members or officers of the Sponsor receive compensation from the Funds.

The Sponsor receives or will receive a monthly Management Fee from each Fund, with the exception of each Matching VIX Fund and each Managed Futures Fund, equal to 0.95% annually of the average daily net asset value per share at the end of each month. The Sponsor receives a monthly Management Fee from each Matching VIX Fund equal to 0.85% annually of the average daily net asset value per share at the end of each month. The Sponsor will receive a monthly Management Fee from each Managed Futures Fund equal to 0.75% annually of the average daily net asset value per share at the end of each month. During the first year of each Fund’s operations, the Sponsor will waive the Management Fee to the extent that such amounts cumulatively exceed the offering costs incurred by each Fund. For the year ended December 31, 2012, the following represents Management Fees earned by the Sponsor:

Fund
ProShares Ultra DJ-UBS Commodity	$78,449
ProShares UltraShort DJ-UBS Commodity	50,766
ProShares Ultra DJ-UBS Crude Oil	3,400,756
ProShares UltraShort DJ-UBS Crude Oil	1,121,597
ProShares Ultra DJ-UBS Natural Gas	404,318
ProShares UltraShort DJ-UBS Natural Gas	76,306
ProShares Ultra Gold	3,411,655
ProShares UltraShort Gold	1,182,691
ProShares Ultra Silver	7,438,345
ProShares UltraShort Silver	1,503,193
ProShares Ultra Australian Dollar	—
ProShares UltraShort Australian Dollar	—
ProShares Ultra Euro	63,816
ProShares Short Euro	—
ProShares UltraShort Euro	7,972,894
ProShares Ultra Yen	47,964
ProShares UltraShort Yen	2,354,920
ProShares Ultra VIX Short-Term Futures ETF	1,579,190
ProShares VIX Short-Term Futures ETF	1,129,484
ProShares Short VIX Short-Term Futures ETF	196,650
ProShares VIX Mid-Term Futures ETF	835,393

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See “Item 11. Executive Compensation” in this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees	$742,500	$699,000
Audit-Related Fees	—	—
Tax Fees	3,273,000	$2,970,432
All Other Fees	—	—

Total	$4,015,500	$3,669,432

Audit fees for the year ended December 31, 2012 consist of fees paid to PwC for the audit of the Funds’ December 31, 2012 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Audit fees for the year ended December 31, 2011 consist of fees paid to PwC for the audit of the Funds’ December 31, 2011 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Tax fees include certain tax compliance and reporting services provided by PwC to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free tax package support help line.

(5) The Sponsor approved all of the services provided by PwC described above. The Sponsor pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

(6) None of the hours expended on PwC’s engagement to audit each Fund’s financial statements for the years ended December 31, 2012 or 2011 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

ProShares Trust II

Financial Statements as of December 31, 2012

Report of Independent Registered Public Accounting Firm

To the Shareholders of ProShares Trust II

In our opinion, the accompanying combined and individual statements of financial condition and the related combined and, with respect to the individual funds designated with (a), (b), (c) and (e) in the listing below, individual statements of operations, of changes in shareholders’ equity and of cash flows, present fairly, in all material respects, the combined financial position of the ProShares Trust II as of December 31, 2012 and 2011, and the individual financial positions of each of the following twenty-four funds comprising the ProShares Trust II:

Proshares Ultra DJ-UBS Commodity (a)	Proshares Short Euro (c)
Proshares Ultra Short DJ-UBS Commodity (a)	Proshares Ultra Short Euro (a)
Proshares Ultra DJ-UBS Crude Oil (a)	Proshares Ultra ProShort Euro (d)
Proshares Ultra Short DJ-UBS Crude Oil (a)	Proshares Ultra Yen (a)
ProShares Ultra Natural Gas (b)	Proshares Ultra Short Yen (a)
ProShares Ultra Short Natural Gas (b)	ProShares Ultra VIX Short-Term Futures (e)
Proshares Ultra Gold (a)	ProShares VIX Short-Term Futures (b)
Proshares Ultra Short Gold (a)	ProShares Short VIX Short-Term Futures ETF (b)
Proshares Ultra Silver (a)	ProShares VIX Mid-Term Futures (e)
Proshares Ultra Short Silver (a)	ProShares Managed Futures Strategy (f)
Proshares Ultra Australian Dollar (c)	ProShares Commodity Managed Futures Strategy (f)
Proshares UltraShort Australian Dollar (c)
Proshares Ultra Euro (a)	ProShares Trust II (“combined”) (a)

(a)	A Statement of Financial Condition is presented as of December 31, 2012 and 2011, and the results of operations and cash flows are presented for each of the three years in the period ended December 31, 2012.

(b)	A Statement of Financial Condition is presented as of December 31, 2012 and 2011, and the results of operations and cash flows are presented for the year ended December 31, 2012 and for the period from April 5, 2011 (inception) through December 31, 2011.

(c)	A Statement of Financial Condition is presented as of December 31, 2012 and 2011, and the results of operations and cash flows are presented for the year ended December 31, 2012.

(d)	Fund has not commenced operations and only a Statement of Financial Condition is presented as of December 31, 2012.

(e)	A Statement of Financial Condition is presented as of December 31, 2012 and 2011, and the results of operations and cash flows are presented for the years ended December 31, 2012 and 2011.

(f)	Fund has not commenced operations and only a Statement of Financial Condition is presented as of December 31, 2012 and 2011.

(collectively, the “Trust”) at December 31, 2012, and with respect to the individual funds designated with (a), (b), (c), (e), and (f) also as of December 31, 2011, and the combined and, with respect to the individual funds designated with (a), (b), (c) and (e), individual results of their operations and their cash flows, for the respective periods in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the combined Trust and each of the individual funds maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the combined Trust and each of the individual fund financial statements and on the combined Trust’s and each of the individual fund’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

March 1, 2013

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$167,546	$59,453
Short-term U.S. government and agency obligations (Note 3) (cost $6,240,818 and $9,713,956, respectively)	6,240,951	9,713,685

Total assets	6,408,497	9,773,138

Liabilities and shareholders’ equity
Liabilities
Management fee payable	5,018	7,432
Unrealized depreciation on swap agreements	306,268	707,177

Total liabilities	311,286	714,609

Shareholders’ equity
Shareholders’ equity	6,097,211	9,058,529

Total liabilities and shareholders’ equity	$6,408,497	$9,773,138

Shares outstanding	250,014	350,014

Net asset value per share	$24.39	$25.88

Market value per share (Note 2)	$23.93	$25.64

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(102% of shareholders’ equity)
U.S. Treasury Bills:
0.095% due 01/03/13	$2,914,000	$2,913,998
0.092% due 01/10/13†	2,530,000	2,529,983
0.118% due 02/14/13†	505,000	504,982
0.086% due 02/21/13†	292,000	291,988

Total short-term U.S. government and agency obligations (cost $6,240,818)		$6,240,951

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	01/07/13	$7,780,320	$(198,117)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	01/07/13	4,411,987	(108,151)

			$(306,268)

†	All or partial amount segregated as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

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

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Investment Income
Interest	$4,965	$10,504	$21,655

Expenses
Management fee	78,449	156,105	123,162

Total expenses	78,449	156,105	123,162

Net investment income (loss)	(73,484)	(145,601)	(101,507)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(536,107)	(2,051,498)	2,383,511
Short-term U.S. government and agency obligations	—	197	1,105

Net realized gain (loss)	(536,107)	(2,051,301)	2,384,616

Change in net unrealized appreciation/depreciation on
Swap agreements	400,909	(2,462,927)	577,782
Short-term U.S. government and agency obligations	404	(727)	1,624

Change in net unrealized appreciation/depreciation	401,313	(2,463,654)	579,406

Net realized and unrealized gain (loss)	(134,794)	(4,514,955)	2,964,022

Net income (loss)	$(208,278)	$(4,660,556)	$2,862,515

Net income (loss) per weighted-average share	$(0.65)	$(9.75)	$5.83

Weighted-average shares outstanding	320,779	478,096	491,384

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Shareholders’ equity, beginning of period	$9,058,529	$18,186,658	$19,743,932
Addition of 0, 50,000 and 400,000 shares, respectively	—	1,782,755	10,478,092
Redemption of 100,000, 200,000 and 600,000 shares, respectively	(2,753,040)	(6,250,328)	(14,897,881)

Net addition (redemption) of (100,000), (150,000) and (200,000) shares, respectively	(2,753,040)	(4,467,573)	(4,419,789)

Net investment income (loss)	(73,484)	(145,601)	(101,507)
Net realized gain (loss)	(536,107)	(2,051,301)	2,384,616
Change in net unrealized appreciation/depreciation	401,313	(2,463,654)	579,406

Net income (loss)	(208,278)	(4,660,556)	2,862,515

Shareholders’ equity, end of period	$6,097,211	$9,058,529	$18,186,658

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flow from operating activities
Net income (loss)	$(208,278)	$(4,660,556)	$2,862,515
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	3,473,138	6,712,239	2,078,025
Change in unrealized appreciation/depreciation on investments	(401,313)	2,463,654	(579,406)
Increase (Decrease) in management fee payable	(2,414)	(6,054)	(1,714)

Net cash provided by (used in) operating activities	2,861,133	4,509,283	4,359,420

Cash flow from financing activities
Proceeds from addition of shares	—	1,782,755	10,478,092
Payment on shares redeemed	(2,753,040)	(6,250,328)	(14,897,881)

Net cash provided by (used in) financing activities	(2,753,040)	(4,467,573)	(4,419,789)

Net increase (decrease) in cash	108,093	41,710	(60,369)
Cash, beginning of period	59,453	17,743	78,112

Cash, end of period	$167,546	$59,453	$17,743

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$296,119	$9,060
Short-term U.S. government and agency obligations (Note 3) (cost $2,803,598 and $8,534,904, respectively)	2,803,904	8,534,690
Unrealized appreciation on swap agreements	148,502	570,751

Total assets	3,248,525	9,114,501

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,560	7,355

Total liabilities	2,560	7,355

Shareholders’ equity
Shareholders’ equity	3,245,965	9,107,146

Total liabilities and shareholders’ equity	$3,248,525	$9,114,501

Shares outstanding	59,997	159,997

Net asset value per share (Note 1)	$54.10	$56.92

Market value per share (Note 1) (Note 2)	$51.64	$56.19

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills:
0.095% due 01/03/13	$147,000	$147,000
0.126% due 02/14/13†	2,498,000	2,497,911
0.086% due 02/21/13†	159,000	158,993

Total short-term U.S. government and agency obligations (cost $2,803,598)		$2,803,904

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	01/07/13	$(4,729,704)	$104,181
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	01/07/13	(1,763,052)	44,321

			$148,502

†	All or partial amount segregated as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

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

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Investment Income
Interest	$3,017	$3,661	$3,775

Expenses
Management fee	50,766	136,814	28,279

Total expenses	50,766	136,814	28,279

Net investment income (loss)	(47,749)	(133,153)	(24,504)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	761,879	(3,511,808)	(691,056)
Short-term U.S. government and agency obligations	62	1,755	29

Net realized gain (loss)	761,941	(3,510,053)	(691,027)

Change in net unrealized appreciation/depreciation on
Swap agreements	(422,249)	734,901	52,455
Short-term U.S. government and agency obligations	520	(273)	205

Change in net unrealized appreciation/depreciation	(421,729)	734,628	52,660

Net realized and unrealized gain (loss)	340,212	(2,775,425)	(638,367)

Net income (loss)	$292,463	$(2,908,578)	$(662,871)

Net income (loss) per weighted-average share (Note 1)	$3.00	$(9.57)	$(16.89)

Weighted-average shares outstanding (Note 1)	97,565	303,998	39,236

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Shareholders’ equity, beginning of period	$9,107,146	$1,440,073	$2,924,426
Addition of 0, 1,780,000 and 50,000 shares, respectively (Note 1)	—	84,549,839	3,976,994
Redemption of 100,000, 1,650,006 and 60,000 shares, respectively (Note 1)	(6,153,644)	(73,974,188)	(4,798,476)

Net addition (redemption) of shares (100,000), 129,994 and (10,000) shares, respectively (Note 1)	(6,153,644)	10,575,651	(821,482)

Net investment income (loss)	(47,749)	(133,153)	(24,504)
Net realized gain (loss)	761,941	(3,510,053)	(691,027)
Change in net unrealized appreciation/depreciation	(421,729)	734,628	52,660

Net income (loss)	292,463	(2,908,578)	(662,871)

Shareholders’ equity, end of period	$3,245,965	$9,107,146	$1,440,073

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flow from operating activities
Net income (loss)	$292,463	$(2,908,578)	$(662,871)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	—	—	485,000
Net sale (purchase) of short-term U.S. government and agency obligations	5,731,306	(6,940,121)	973,504
Change in unrealized appreciation/depreciation on investments	421,729	(734,628)	(52,660)
Increase (Decrease) in management fee payable	(4,795)	6,082	(1,220)

Net cash provided by (used in) operating activities	6,440,703	(10,577,245)	741,753

Cash flow from financing activities
Proceeds from addition of shares	—	84,549,839	3,976,994
Payment on shares redeemed	(6,153,644)	(73,974,188)	(4,798,476)

Net cash provided by (used in) financing activities	(6,153,644)	10,575,651	(821,482)

Net increase (decrease) in cash	287,059	(1,594)	(79,729)
Cash, beginning of period	9,060	10,654	90,383

Cash, end of period	$296,119	$9,060	$10,654

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$2,198,932	$495,671
Segregated cash balances with brokers for futures contracts	23,356,627	14,202,793
Short-term U.S. government and agency obligations (Note 3) (cost $437,644,628 and $246,926,093, respectively)	437,662,650	246,919,569
Unrealized appreciation on swap agreements	33,333,620	—
Receivable on open futures contracts	3,430,415	—

Total assets	499,982,244	261,618,033

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	16,071,243	—
Management fee payable	402,037	215,315
Unrealized depreciation on swap agreements	—	10,007,396

Total liabilities	16,473,280	10,222,711

Shareholders’ equity
Shareholders’ equity	483,508,964	251,395,322

Total liabilities and shareholders’ equity	$499,982,244	$261,618,033

Shares outstanding	16,449,170	6,149,170

Net asset value per share (Note 1)	$29.39	$40.88

Market value per share (Note 1) (Note 2)	$29.32	$40.94

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations (91% of shareholders’ equity)
U.S. Treasury Bills:
0.095% due 01/03/13	$144,182,000	$144,181,919
0.086% due 01/10/13†	12,362,000	12,361,918
0.100% due 01/31/13†	17,785,000	17,784,498
0.101% due 02/07/13†	104,961,000	104,957,860
0.111% due 02/14/13†	88,118,000	88,114,843
0.022% due 02/21/13†	33,883,000	33,881,588
0.077% due 03/28/13	9,851,000	9,850,186
0.066% due 04/18/13	2,900,000	2,899,402
0.061% due 04/25/13†	23,636,000	23,630,436

Total short-term U.S. government and agency obligations (cost $437,644,628)		$437,662,650

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2013	4,378	$403,958,060	$21,960,410

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS WTI Crude Oil Subindex	01/07/13	$232,506,653	$14,334,730
Swap agreement with Societe Generale S.A. based on Dow Jones- UBS WTI Crude Oil Subindex	01/07/13	128,396,742	8,989,866
Swap agreement with UBS AG based on Dow Jones-UBS WTI Crude Oil Subindex	01/07/13	202,152,019	10,009,024

			$33,333,620

†	All or partial amount segregated as collateral for swap agreements.
††	Cash collateral in the amount of $23,356,627 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

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

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Investment Income
Interest	$240,162	$159,287	$452,166

Expenses
Management fee	3,400,756	3,243,051	3,172,821
Brokerage commissions	87,836	102,605	146,782

Total expenses	3,488,592	3,345,656	3,319,603

Net investment income (loss)	(3,248,430)	(3,186,369)	(2,867,437)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(28,210,259)	36,556,166	60,942,921
Swap agreements	(55,851,708)	73,825,809	90,323,497
Short-term U.S. government and agency obligations	12,852	14,119	58,758

Net realized gain (loss)	(84,049,115)	110,396,094	151,325,176

Change in net unrealized appreciation/depreciation on
Futures contracts	23,325,740	(6,778,090)	(11,465,040)
Swap agreements	43,341,016	(15,657,040)	(15,479,432)
Short-term U.S. government and agency obligations	24,546	(17,109)	28,842

Change in net unrealized appreciation/depreciation	66,691,302	(22,452,239)	(26,915,630)

Net realized and unrealized gain (loss)	(17,357,813)	87,943,855	124,409,546

Net income (loss)	$(20,606,243)	$84,757,486	$121,542,109

Net income (loss) per weighted-average share (Note 1)	$(1.84)	$10.13	$15.18

Weighted-average shares outstanding (Note 1)	11,187,012	8,370,067	8,007,606

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Shareholders’ equity, beginning of period	$251,395,322	$228,133,077	$323,819,670
Addition of 28,550,000, 29,625,000 and 29,262,500 shares, respectively (Note 1)	853,881,447	1,173,453,517	1,162,325,334
Redemption of 18,250,000, 28,038,334 and 31,112,500 shares, respectively (Note 1)	(601,161,562)	(1,234,948,758)	(1,379,554,036)

Net addition (redemption) of 10,300,000, 1,586,666 and (1,850,000) shares, respectively (Note 1)	252,719,885	(61,495,241)	(217,228,702)

Net investment income (loss)	(3,248,430)	(3,186,369)	(2,867,437)
Net realized gain (loss)	(84,049,115)	110,396,094	151,325,176
Change in net unrealized appreciation/depreciation	66,691,302	(22,452,239)	(26,915,630)

Net income (loss)	(20,606,243)	84,757,486	121,542,109

Shareholders’ equity, end of period	$483,508,964	$251,395,322	$228,133,077

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flow from operating activities
Net income (loss)	$(20,606,243)	$84,757,486	$121,542,109
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(9,153,834)	(3,571,543)	2,943,675
Net sale (purchase) of short-term U.S. government and agency obligations	(190,718,535)	(2,541,758)	78,659,989
Change in unrealized appreciation/depreciation on investments	(43,365,562)	15,674,149	15,450,590
Decrease (Increase) in receivable on futures contracts	(3,430,415)	3,035,150	(1,568,706)
Increase (Decrease) in management fee payable	186,722	(1,007)	(45,882)

Net cash provided by (used in) operating activities	(267,087,867)	97,352,477	216,981,775

Cash flow from financing activities
Proceeds from addition of shares	853,881,447	1,173,453,517	1,162,325,334
Payment on shares redeemed	(585,090,319)	(1,271,215,481)	(1,378,482,887)

Net cash provided by (used in) financing activities	268,791,128	(97,761,964)	(216,157,553)

Net increase (decrease) in cash	1,703,261	(409,487)	824,222
Cash, beginning of period	495,671	905,158	80,936

Cash, end of period	$2,198,932	$495,671	$905,158

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$658,676	$265,258
Segregated cash balances with brokers for futures contracts	4,401,374	9,078,683
Short-term U.S. government and agency obligations (Note 3) (cost $87,042,320 and $131,936,844, respectively)	87,046,389	131,934,193
Unrealized appreciation on swap agreements	—	2,645,240
Receivable from capital shares sold	4,031,477	—
Receivable on open futures contracts	—	576,597

Total assets	96,137,916	144,499,971

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	979,336	—
Management fee payable	70,254	110,078
Unrealized depreciation on swap agreements	5,607,060	—

Total liabilities	6,656,650	110,078

Shareholders’ equity
Shareholders’ equity	89,481,266	144,389,893

Total liabilities and shareholders’ equity	$96,137,916	$144,499,971

Shares outstanding	2,219,944	3,719,944

Net asset value per share (Note 1)	$40.31	$38.82

Market value per share (Note 1) (Note 2)	$40.44	$38.69

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(97% of shareholders’ equity)
U.S. Treasury Bills:
0.095% due 01/03/13	$28,622,000	$28,621,984
0.096% due 01/10/13†	9,012,000	9,011,940
0.105% due 01/31/13†	14,165,000	14,164,600
0.105% due 02/07/13†	937,000	936,972
0.118% due 02/14/13†	19,431,000	19,430,304
0.071% due 02/21/13†	5,758,000	5,757,760
0.077% due 03/28/13	6,391,000	6,390,472
0.061% due 04/25/13†	2,733,000	2,732,357

Total short-term U.S. government and agency obligations (cost $87,042,320)		$87,046,389

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2013	825	$76,122,750	$(4,029,721)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS WTI Crude Oil Sub-Index	01/07/13	$(37,668,290)	$(1,880,292)
Swap agreement with Societe Generale S.A. based on Dow Jones-UBS WTI Crude Oil Subindex	01/07/13	(16,223,148)	(1,730,366)
Swap agreement with UBS AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	01/07/13	(48,930,885)	(1,996,402)

			$(5,607,060)

†	All or partial amount segregated as collateral for swap agreements.
††	Cash collateral in the amount of $4,401,374 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.021% due 01/12/12	$9,408,000	$9,407,992
0.016% due 01/19/12	5,172,000	5,171,991
0.016% due 01/26/12	6,095,000	6,094,983
0.005% due 02/02/12†	23,199,000	23,198,914
0.000% due 02/09/12†	15,591,000	15,590,857
0.006% due 02/16/12†	11,374,000	11,373,874
0.016% due 02/23/12†	8,425,000	8,424,890
(0.005)% due 03/15/12	1,440,000	1,439,946
0.002% due 03/22/12	21,204,000	21,203,116
0.003% due 04/05/12	21,320,000	21,318,680
0.011% due 05/10/12†	8,710,000	8,708,950

Total short-term U.S. government and agency obligations (cost $131,936,844)		$131,934,193

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2012	1,257	$124,443,000	$247,040

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Crude Oil Sub-Index	01/06/12	$(52,221,393)	$(253,277)
Swap agreement with Societe Generale S.A. based on Dow Jones-UBS Crude Oil Sub-Index	01/06/12	(90,137,702)	2,596,598
Swap agreement with UBS AG based on Dow Jones-UBS Crude Oil Sub-Index	01/06/12	(22,019,770)	301,919

			$2,645,240

†	All or partial amount segregated as collateral for swap agreements.
††	Cash collateral in the amount of $9,078,683 was pledged to cover margin requirements for open futures contracts as of December 31, 2011.
^	The positions and counterparties herein are as of December 31, 2011. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Investment Income
Interest	$75,194	$70,449	$115,372

Expenses
Management fee	1,121,597	1,228,633	842,206
Brokerage commissions	32,261	53,551	57,316

Total expenses	1,153,858	1,282,184	899,522

Net investment income (loss)	(1,078,664)	(1,211,735)	(784,150)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	16,109,009	11,024,364	2,313,487
Swap agreements	31,455,754	15,696,502	12,707,736
Short-term U.S. government and agency obligations	5,203	11,832	9,796

Net realized gain (loss)	47,569,966	26,732,698	15,031,019

Change in net unrealized appreciation/depreciation on
Futures contracts	(4,276,761)	2,631,460	679,480
Swap agreements	(8,252,300)	6,756,848	(3,129,119)
Short-term U.S. government and agency obligations	6,720	(7,928)	8,928

Change in net unrealized appreciation/depreciation	(12,522,341)	9,380,380	(2,440,711)

Net realized and unrealized gain (loss)	35,047,625	36,113,078	12,590,308

Net income (loss)	$33,968,961	$34,901,343	$11,806,158

Net income (loss) per weighted-average share (Note 1)	$11.32	$12.25	$8.49

Weighted-average shares outstanding (Note 1)	3,000,545	2,849,379	1,390,578

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Shareholders’ equity, beginning of period	$144,389,893	$132,214,257	$76,656,626

Addition of 5,900,000, 12,530,000 and 9,150,000 shares, respectively (Note 1)	230,873,903	544,053,277	569,014,790
Redemption of 7,400,000, 11,410,059 and 7,670,000 shares, respectively (Note 1)	(319,751,491)	(566,778,984)	(525,263,317)

Net addition (redemption) of (1,500,000), 1,119,941 and 1,480,000 shares, respectively (Note 1)	(88,877,588)	(22,725,707)	43,751,473

Net investment income (loss)	(1,078,664)	(1,211,735)	(784,150)
Net realized gain (loss)	47,569,966	26,732,698	15,031,019
Change in net unrealized appreciation/depreciation	(12,522,341)	9,380,380	(2,440,711)

Net income (loss)	33,968,961	34,901,343	11,806,158

Shareholders’ equity, end of period	$89,481,266	$144,389,893	$132,214,257

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flow from operating activities
Net income (loss)	$33,968,961	$34,901,343	$11,806,158
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	4,677,309	(4,826,183)	(89,775)
Net sale (purchase) of short-term U.S. government and agency obligations	44,894,524	3,695,071	(69,132,956)
Change in unrealized appreciation/depreciation on investments	8,245,580	(6,748,920)	3,120,191
Decrease (Increase) in receivable on futures contracts	576,597	(576,597)	—
Increase (Decrease) in management fee payable	(39,824)	(7,199)	49,073
Increase (Decrease) in payable on futures contracts	979,336	(1,140,144)	(130,925)

Net cash provided by (used in) operating activities	93,302,483	25,297,371	(54,378,234)

Cash flow from financing activities
Proceeds from addition of shares	226,842,426	544,053,277	577,259,736
Payment on shares redeemed	(319,751,491)	(573,092,737)	(518,949,564)

Net cash provided by (used in) financing activities	(92,909,065)	(29,039,460)	58,310,172

Net increase (decrease) in cash	393,418	(3,742,089)	3,931,938
Cash, beginning of period	265,258	4,007,347	75,409

Cash, end of period	$658,676	$265,258	$4,007,347

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$3,385,764	$3,361,868
Segregated cash balances with brokers for futures contracts	10,264,090	725,409
Short-term U.S. government and agency obligations (Note 3) (cost $64,312,441 and $0, respectively)	64,313,224	—
Offering costs (Note 5)	—	20,150

Total assets	77,963,078	4,107,427

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	4,891,783	—
Management fee payable	51,925	1,454
Payable for offering costs	—	26,624

Total liabilities	4,943,708	28,078

Shareholders’ equity
Shareholders’ equity	73,019,370	4,079,349

Total liabilities and shareholders’ equity	$77,963,078	$4,107,427

Shares outstanding	1,869,941	40,002

Net asset value per share (Note 1)	$39.05	$101.98

Market value per share (Note 1) (Note 2)	$39.24	$101.35

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(88% of shareholders’ equity)
U.S. Treasury Bills:
0.095% due 01/03/13	$934,000	$934,000
0.087% due 01/10/13	10,170,000	10,169,932
0.102% due 02/07/13	3,849,000	3,848,885
0.104% due 02/14/13	3,103,000	3,102,889
0.048% due 02/21/13	26,359,000	26,357,902
0.077% due 03/28/13	1,410,000	1,409,883
0.066% due 04/18/13	2,987,000	2,986,384
0.059% due 04/25/13	15,507,000	15,503,349

Total short-term U.S. government and agency obligations (cost $64,312,441)		$64,313,224

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires March 2013	4,340	$146,041,000	$(3,816,950)

††	Cash collateral in the amount of $10,264,090 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.

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

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012 AND PERIOD FROM APRIL 5, 2011 (INCEPTION)

TO DECEMBER 31, 2011

	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Investment Income
Interest	$30,397	$—

Expenses
Management fee	404,318	1,454
Brokerage commissions	128,470	2,531
Offering costs	63,919	6,474

Total expenses	596,707	10,459

Net investment income (loss)	(566,310)	(10,459)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,839,309)	(1,481,685)
Short-term U.S. government and agency obligations	4,126	(134)

Net realized gain (loss)	(2,835,183)	(1,481,819)

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,991,440)	(825,510)
Short-term U.S. government and agency obligations	783	—

Change in net unrealized appreciation/depreciation	(2,990,657)	(825,510)

Net realized and unrealized gain (loss)	(5,825,840)	(2,307,329)

Net income (loss)	$(6,392,150)	$(2,317,788)

Net income (loss) per weighted-average share (Note 1)	$(5.88)	$(100.96)

Weighted-average shares outstanding (Note 1)	1,088,025	22,957

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2012 AND PERIOD FROM APRIL 5, 2011 (INCEPTION)

TO DECEMBER 31, 2011

	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Shareholders’ equity, beginning of period	$4,079,349	$—

Addition of 2,930,000 and 40,002 shares, respectively (Note 1)	133,210,470	6,397,137
Redemption of 1,100,061 and 0 shares, respectively (Note 1)	(57,878,299)	—

Net addition (redemption) of 1,829,939 and 40,002 shares, respectively (Note 1)	75,332,171	6,397,137

Net investment income (loss)	(566,310)	(10,459)
Net realized gain (loss)	(2,835,183)	(1,481,819)
Change in net unrealized appreciation/depreciation	(2,990,657)	(825,510)

Net income (loss)	(6,392,150)	(2,317,788)

Shareholders’ equity, end of period	$73,019,370	$4,079,349

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012 AND PERIOD FROM APRIL 5, 2011 (INCEPTION)

TO DECEMBER 31, 2011

	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Cash flow from operating activities
Net income (loss)	$(6,392,150)	$(2,317,788)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(9,538,681)	(725,409)
Net sale (purchase) of short-term U.S. government and agency obligations	(64,312,441)	—
Change in unrealized appreciation/depreciation on investments	(783)	—
Change in offering cost	20,150	(20,150)
Increase (Decrease) in management fee payable	50,471	1,454
Increase (Decrease) in payable on futures contracts	4,891,783	—
Increase (Decrease) in payable for offering costs	(26,624)	26,624

Net cash provided by (used in) operating activities	(75,308,275)	(3,035,269)

Cash flow from financing activities
Proceeds from addition of shares	133,210,470	6,397,137
Payment on shares redeemed	(57,878,299)	—

Net cash provided by (used in) financing activities	75,332,171	6,397,137

Net increase (decrease) in cash	23,896	3,361,868
Cash, beginning of period	3,361,868	—

Cash, end of period	$3,385,764	$3,361,868

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$310,060	$2,969,266
Segregated cash balances with brokers for futures contracts	1,795,030	1,439,775
Short-term U.S. government and agency obligations (Note 3) (cost $10,042,198 and $2,621,895, respectively)	10,042,731	2,621,684
Receivable on open futures contracts	632,777	123,128
Offering costs (Note 5)	—	20,150

Total assets	12,780,598	7,174,003

Liabilities and shareholders’ equity
Liabilities
Management fee payable	12,258	5,069
Payable for offering costs	—	26,624

Total liabilities	12,258	31,693

Shareholders’ equity
Shareholders’ equity	12,768,340	7,142,310

Total liabilities and shareholders’ equity	$12,780,598	$7,174,003

Shares outstanding	500,030	300,030

Net asset value per share (Note 1)	$25.54	$23.81

Market value per share (Note 1) (Note 2)	$25.41	$23.96

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(79% of shareholders’ equity)
U.S. Treasury Bills:
0.095% due 01/03/13	$2,387,000	$2,386,998
0.090% due 01/10/13	36,000	36,000
0.100% due 01/31/13	1,634,000	1,633,954
0.104% due 02/07/13	2,406,000	2,405,928
0.078% due 02/21/13	3,580,000	3,579,851

Total short-term U.S. government and agency obligations (cost $10,042,198)		$10,042,731

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires March 2013	759	$25,540,350	$409,135

††	Cash collateral in the amount of $1,795,030 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.

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

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012 AND

FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Investment Income
Interest	$7,994	$13

Expenses
Management fee	76,306	5,069
Brokerage commissions	64,176	4,082
Offering costs	63,919	6,474

Total expenses	204,401	15,625

Net investment income (loss)	(196,407)	(15,612)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,212,600	1,776,461
Short-term U.S. government and agency obligations	395	(138)

Net realized gain (loss)	1,212,995	1,776,323

Change in net unrealized appreciation/depreciation on
Futures contracts	(971,875)	1,381,010
Short-term U.S. government and agency obligations	744	(211)

Change in net unrealized appreciation/depreciation	(971,131)	1,380,799

Net realized and unrealized gain (loss)	241,864	3,157,122

Net income (loss)	$45,457	$3,141,510

Net income (loss) per weighted-average share (Note 1)	$0.09	$10.47

Weighted-average shares outstanding (Note 1)	504,538	300,030

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2012 AND

FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Shareholders’ equity, beginning of period	$7,142,310	$—

Addition of 1,050,000 and 300,030 shares, respectively (Note 1)	33,115,715	4,000,800
Redemption of 850,000 and 0 shares, respectively (Note 1)	(27,535,142)	—

Net addition (redemption) of 200,000 and 300,030 shares, respectively (Note 1)	5,580,573	4,000,800

Net investment income (loss)	(196,407)	(15,612)
Net realized gain (loss)	1,212,995	1,776,323
Change in net unrealized appreciation/depreciation	(971,131)	1,380,799

Net income (loss)	45,457	3,141,510

Shareholders’ equity, end of period	$12,768,340	$7,142,310

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012 AND

FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Cash flow from operating activities
Net income (loss)	$45,457	$3,141,510
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(355,255)	(1,439,775)
Net sale (purchase) of short-term U.S. government and agency obligations	(7,420,303)	(2,621,895)
Change in unrealized appreciation/depreciation on investments	(744)	211
Decrease (Increase) in receivable on futures contracts	(509,649)	(123,128)
Change in offering cost	20,150	(20,150)
Increase (Decrease) in management fee payable	7,189	5,069
Increase (Decrease) in payable for offering costs	(26,624)	26,624

Net cash provided by (used in) operating activities	(8,239,779)	(1,031,534)

Cash flow from financing activities
Proceeds from addition of shares	33,115,715	4,000,800
Payment on shares redeemed	(27,535,142)	—

Net cash provided by (used in) financing activities	5,580,573	4,000,800

Net increase (decrease) in cash	(2,659,206)	2,969,266
Cash, beginning of period	2,969,266	—

Cash, end of period	$310,060	$2,969,266

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$342,345	$400,533
Segregated cash balances with brokers for futures contracts	14,850	22,950
Short-term U.S. government and agency obligations (Note 3) (cost $350,608,755 and $399,322,327, respectively)	350,624,904	399,317,740
Receivable from capital shares sold	—	7,796,997
Receivable on open futures contracts	3,980	540

Total assets	350,986,079	407,538,760

Liabilities and shareholders’ equity
Liabilities
Management fee payable	279,269	303,120
Unrealized depreciation on forward agreements	15,652,058	80,836,280

Total liabilities	15,931,327	81,139,400

Shareholders’ equity
Shareholders’ equity	335,054,752	326,399,360

Total liabilities and shareholders’ equity	$350,986,079	$407,538,760

Shares outstanding	4,000,014	4,300,014

Net asset value per share	$83.76	$75.91

Market value per share (Note 2)	$85.34	$79.01

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(105% of shareholders’ equity)
U.S. Treasury Bills:
0.096% due 01/03/13	$146,333,000	$146,332,918
0.087% due 01/10/13†	45,695,000	45,694,696
0.106% due 02/14/13†	153,832,000	153,826,489
0.090% due 02/21/13†	4,771,000	4,770,801

Total short-term U.S. government and agency obligations (cost $350,608,755)		$350,624,904

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires February 2013	2	$335,160	$(15,240)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	01/07/13	$120,800	$200,241,704	$(4,622,873)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	01/07/13	91,420	151,540,535	(3,678,367)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	01/07/13	98,400	163,110,792	(3,715,989)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	01/07/13	93,400	154,822,642	(3,634,829)

				$(15,652,058)

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $14,850 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

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

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Investment Income
Interest	$242,432	$146,143	$271,540

Expenses
Management fee	3,411,655	3,118,702	1,863,659
Brokerage commissions	42	2,927	3,806

Total expenses	3,411,697	3,121,629	1,867,465

Net investment income (loss)	(3,169,265)	(2,975,486)	(1,595,925)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(7,480)	1,874,338	1,766,498
Forward agreements	(33,585,416)	98,213,726	74,670,736
Short-term U.S. government and agency obligations	3,264	2,234	7,467

Net realized gain (loss)	(33,589,632)	100,090,298	76,444,701

Change in net unrealized appreciation/depreciation on
Futures contracts	26,420	(347,640)	500,180
Forward agreements	65,184,222	(89,560,867)	13,958,847
Short-term U.S. government and agency obligations	20,736	(12,664)	10,998

Change in net unrealized appreciation/depreciation	65,231,378	(89,921,171)	14,470,025

Net realized and unrealized gain (loss)	31,641,746	10,169,127	90,914,726

Net income (loss)	$28,472,481	$7,193,641	$89,318,801

Net income (loss) per weighted-average share	$6.90	$1.87	$24.67

Weighted-average shares outstanding	4,126,517	3,852,480	3,620,973

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Shareholders’ equity, beginning of period	$326,399,360	$259,562,075	$156,476,709

Addition of 500,000, 1,350,000 and 1,800,000 shares, respectively	49,880,610	128,281,626	93,908,829
Redemption of 800,000, 800,000 and 1,600,000 shares, respectively	(69,697,699)	(68,637,982)	(80,142,264)

Net addition (redemption) of (300,000), 550,000 and 200,000 shares, respectively	(19,817,089)	59,643,644	13,766,565

Net investment income (loss)	(3,169,265)	(2,975,486)	(1,595,925)
Net realized gain (loss)	(33,589,632)	100,090,298	76,444,701
Change in net unrealized appreciation/depreciation	65,231,378	(89,921,171)	14,470,025

Net income (loss)	28,472,481	7,193,641	89,318,801

Shareholders’ equity, end of period	$335,054,752	$326,399,360	$259,562,075

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flow from operating activities
Net income (loss)	$28,472,481	$7,193,641	$89,318,801
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	8,100	444,825	13,062
Net sale (purchase) of short-term U.S. government and agency obligations	48,713,572	(150,079,747)	(81,153,989)
Change in unrealized appreciation/depreciation on investments	(65,204,958)	89,573,531	(13,969,845)
Decrease (Increase) in receivable on futures contracts	(3,440)	60,290	(27,900)
Increase (Decrease) in management fee payable	(23,851)	98,922	54,319

Net cash provided by (used in) operating activities	11,961,904	(52,708,538)	(5,765,552)

Cash flow from financing activities
Proceeds from addition of shares	57,677,607	120,484,629	93,908,829
Payment on shares redeemed	(69,697,699)	(68,637,982)	(86,977,321)

Net cash provided by (used in) financing activities	(12,020,092)	51,846,647	6,931,508

Net increase (decrease) in cash	(58,188)	(861,891)	1,165,956
Cash, beginning of period	400,533	1,262,424	96,468

Cash, end of period	$342,345	$400,533	$1,262,424

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$175,194	$330,841
Segregated cash balances with brokers for futures contracts	14,850	17,770
Short-term U.S. government and agency obligations (Note 3) (cost $88,573,928 and $164,677,030, respectively)	88,575,398	164,673,175
Unrealized appreciation on forward agreements	3,729,856	33,401,358

Total assets	92,495,298	198,423,144

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	3,980	—
Management fee payable	74,576	124,573

Total liabilities	78,556	124,573

Shareholders’ equity
Shareholders’ equity	92,416,742	198,298,571

Total liabilities and shareholders’ equity	$92,495,298	$198,423,144

Shares outstanding	1,446,978	2,397,475

Net asset value per share (Note 1)	$63.87	$82.71

Market value per share (Note 1) (Note 2)	$62.60	$79.24

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(96% of shareholders’ equity)
U.S. Treasury Bills:
0.096% due 01/03/13	$58,266,000	$58,265,967
0.100% due 01/31/13†	15,118,000	15,117,574
0.118% due 02/14/13†	2,904,000	2,903,896
0.090% due 02/21/13†	4,411,000	4,410,816
0.061% due 04/25/13†	7,879,000	7,877,145

Total short-term U.S. government and agency obligations (cost $88,573,928)		$88,575,398

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires February 2013	2	$335,160	$15,240

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	01/07/13	$(65,500)	$(108,574,765)	$2,389,236
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	01/07/13	(16,598)	(27,513,343)	452,059
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	01/07/13	(13,400)	(22,212,242)	499,264
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	01/07/13	(15,850)	(26,273,436)	389,297

				$3,729,856

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $14,850 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

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

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Investment Income
Interest	$76,519	$51,785	$103,561

Expenses
Management fee	1,182,691	1,092,472	693,428
Brokerage commissions	41	2,512	3,103

Total expenses	1,182,732	1,094,984	696,531

Net investment income (loss)	(1,106,213)	(1,043,199)	(592,970)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	7,600	(813,845)	(847,406)
Forward agreements	(10,075,098)	(44,365,616)	(36,923,353)
Short-term U.S. government and agency obligations	1,849	1,157	3,292

Net realized gain (loss)	(10,065,649)	(45,178,304)	(37,767,467)

Change in net unrealized appreciation/depreciation on
Futures contracts	(26,560)	334,550	(331,890)
Forward agreements	(29,671,502)	36,392,749	(5,135,453)
Short-term U.S. government and agency obligations	5,325	(7,112)	5,448

Change in net unrealized appreciation/depreciation	(29,692,737)	36,720,187	(5,461,895)

Net realized and unrealized gain (loss)	(39,758,386)	(8,458,117)	(43,229,362)

Net income (loss)	$(40,864,599)	$(9,501,316)	$(43,822,332)

Net income (loss) per weighted-average share (Note 1)	$(21.80)	$(6.71)	$(92.37)

Weighted-average shares outstanding (Note 1)	1,874,767	1,415,797	474,435

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Shareholders’ equity, beginning of period	$198,298,571	$77,732,507	$67,602,811

Addition of 50,000, 2,525,000 and 525,000 shares, respectively (Note 1)	2,905,948	196,587,378	82,715,498
Redemption of 1,000,497, 812,500 and 162,526 shares, respectively (Note 1)	(67,923,178)	(66,519,998)	(28,763,470)

Net addition (redemption) of (950,497), 1,712,500 and 362,474 shares, respectively (Note 1)	(65,017,230)	130,067,380	53,952,028

Net investment income (loss)	(1,106,213)	(1,043,199)	(592,970)
Net realized gain (loss)	(10,065,649)	(45,178,304)	(37,767,467)
Change in net unrealized appreciation/depreciation	(29,692,737)	36,720,187	(5,461,895)

Net income (loss)	(40,864,599)	(9,501,316)	(43,822,332)

Shareholders’ equity, end of period	$92,416,742	$198,298,571	$77,732,507

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flow from operating activities
Net income (loss)	$(40,864,599)	$(9,501,316)	$(43,822,332)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,920	346,730	(223,584)
Net sale (purchase) of short-term U.S. government and agency obligations	76,103,102	(84,565,840)	(13,798,235)
Change in unrealized appreciation/depreciation on investments	29,666,177	(36,385,637)	5,130,005
Increase (Decrease) in management fee payable	(49,997)	59,641	10,966
Increase (Decrease) in payable on futures contracts	3,980	(94,800)	94,800

Net cash provided by (used in) operating activities	64,861,583	(130,141,222)	(52,608,380)

Cash flow from financing activities
Proceeds from addition of shares	2,905,948	196,587,378	82,715,498
Payment on shares redeemed	(67,923,178)	(66,519,998)	(29,778,225)

Net cash provided by (used in) financing activities	(65,017,230)	130,067,380	52,937,273

Net increase (decrease) in cash	(155,647)	(73,842)	328,893
Cash, beginning of period	330,841	404,683	75,790

Cash, end of period	$175,194	$330,841	$404,683

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$890,051	$772,442
Segregated cash balances with brokers for futures contracts	24,200	49,950
Short-term U.S. government and agency obligations (Note 3) (cost $891,006,493 and $771,936,564, respectively)	891,057,386	771,925,669
Receivable from capital shares sold	2,148,957	13,966,567
Receivable on open futures contracts	2,520	6,000

Total assets	894,123,114	786,720,628

Liabilities and shareholders’ equity
Liabilities
Management fee payable	657,008	569,435
Unrealized depreciation on forward agreements	145,740,706	179,326,773

Total liabilities	146,397,714	179,896,208

Shareholders’ equity
Shareholders’ equity	747,725,400	606,824,420

Total liabilities and shareholders’ equity	$894,123,114	$786,720,628

Shares outstanding	17,400,028	14,050,028

Net asset value per share (Note 1)	$42.97	$43.19

Market value per share (Note 1) (Note 2)	$44.10	$41.65

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(119% of shareholders’ equity)
U.S. Treasury Bills:
0.088% due 01/10/13†	$264,070,000	$264,068,244
0.103% due 02/07/13	16,680,000	16,679,501
0.105% due 02/14/13†	293,246,000	293,235,493
0.085% due 02/21/13†	262,191,000	262,180,074
0.064% due 04/25/13†	54,907,000	54,894,074

Total short-term U.S. government and agency obligations (cost $891,006,493)		$891,057,386

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2013	2	$302,270	$(40,020)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	01/07/13	$17,405,000	$521,352,073	$(44,873,116)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	01/07/13	10,625,800	318,290,526	(34,491,042)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	01/07/13	11,932,000	357,417,094	(34,802,217)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	01/07/13	9,948,000	297,987,366	(31,574,331)

				$(145,740,706)

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $24,200 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

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

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Investment Income
Interest	$520,233	$423,786	$310,024

Expenses
Management fee	7,438,345	8,372,487	2,027,722
Brokerage commissions	45	7,511	6,268

Total expenses	7,438,390	8,379,998	2,033,990

Net investment income (loss)	(6,918,157)	(7,956,212)	(1,723,966)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(6,160)	4,093,993	7,706,675
Forward agreements	(66,420,332)	(213,571,085)	208,546,511
Short-term U.S. government and agency obligations	5,369	46,248	12,355

Net realized gain (loss)	(66,421,123)	(209,430,844)	216,265,541

Change in net unrealized appreciation/depreciation on
Futures contracts	20,830	(3,117,070)	3,625,020
Forward agreements	33,586,067	(225,518,341)	53,419,755
Short-term U.S. government and agency obligations	61,788	(28,154)	24,562

Change in net unrealized appreciation/depreciation	33,668,685	(228,663,565)	57,069,337

Net realized and unrealized gain (loss)	(32,752,438)	(438,094,409)	273,334,878

Net income (loss)	$(39,670,595)	$(446,050,621)	$271,610,912

Net income (loss) per weighted-average share (Note 1)	$(2.48)	$(43.26)	$48.37

Weighted-average shares outstanding (Note 1)	16,005,629	10,312,083	5,615,370

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Shareholders’ equity, beginning of period	$606,824,420	$547,003,919	$145,416,382

Addition of 9,050,000, 15,650,000 and 5,400,000 shares, respectively (Note 1)	463,625,109	1,259,593,245	244,471,386
Redemption of 5,700,000, 8,600,000 and 3,500,000 shares, respectively (Note 1)	(283,053,534)	(753,722,123)	(114,494,761)

Net addition (redemption) of 3,350,000, 7,050,000 and 1,900,000 shares, respectively (Note 1)	180,571,575	505,871,122	129,976,625

Net investment income (loss)	(6,918,157)	(7,956,212)	(1,723,966)
Net realized gain (loss)	(66,421,123)	(209,430,844)	216,265,541
Change in net unrealized appreciation/depreciation	33,668,685	(228,663,565)	57,069,337

Net income (loss)	(39,670,595)	(446,050,621)	271,610,912

Shareholders’ equity, end of period	$747,725,400	$606,824,420	$547,003,919

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flow from operating activities
Net income (loss)	$(39,670,595)	$(446,050,621)	$271,610,912
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	25,750	2,345,963	(1,467,775)
Net sale (purchase) of short-term U.S. government and agency obligations	(119,069,929)	(276,038,294)	(338,118,894)
Change in unrealized appreciation/depreciation on investments	(33,647,855)	225,546,495	(53,444,317)
Decrease (Increase) in receivable on futures contracts	3,480	385,421	(391,421)
Increase (Decrease) in management fee payable	87,573	173,891	271,655

Net cash provided by (used in) operating activities	(192,271,576)	(493,637,145)	(121,539,840)

Cash flow from financing activities
Proceeds from addition of shares	475,442,719	1,245,626,678	244,471,386
Payment on shares redeemed	(283,053,534)	(753,722,123)	(120,502,184)

Net cash provided by (used in) financing activities	192,389,185	491,904,555	123,969,202

Net increase (decrease) in cash	117,609	(1,732,590)	2,429,362
Cash, beginning of period	772,442	2,505,032	75,670

Cash, end of period	$890,051	$772,442	$2,505,032

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$344,378	$648,166
Segregated cash balances with brokers for futures contracts	24,200	43,140
Short-term U.S. government and agency obligations (Note 3) (cost $86,199,868 and $215,358,257, respectively)	86,206,701	215,352,919
Unrealized appreciation on forward agreements	19,307,685	43,015,723
Receivable from capital shares sold	—	8,437,981

Total assets	105,882,964	267,497,929

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	5,138,116	20,503,124
Payable on open futures contracts	2,520	—
Management fee payable	85,625	180,884

Total liabilities	5,226,261	20,684,008

Shareholders’ equity
Shareholders’ equity	100,656,703	246,813,921

Total liabilities and shareholders’ equity	$105,882,964	$267,497,929

Shares outstanding	1,958,489	3,218,874

Net asset value per share (Note 1)	$51.40	$76.68

Market value per share (Note 1) (Note 2)	$50.07	$79.35

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills:
0.085% due 01/10/13†	$4,414,000	$4,413,971
0.100% due 02/07/13†	11,897,000	11,896,644
0.105% due 02/14/13†	34,295,000	34,293,771
0.086% due 02/21/13†	34,563,000	34,561,560
0.061% due 04/25/13†	1,041,000	1,040,755

Total short-term U.S. government and agency obligations (cost $86,199,868)		$86,206,701

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2013	2	$302,270	$40,020

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	01/07/13	$(3,453,000)	$(103,432,889)	$10,786,801
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	01/07/13	(1,127,500)	(33,773,699)	3,141,119
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	01/07/13	(1,253,000)	(37,532,989)	3,255,649
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	01/07/13	(877,000)	(26,270,097)	2,124,116

				$19,307,685

†	All or partial amount segregated as collateral for forward agreements.
††	Cash collateral in the amount of $24,200 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

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

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Investment Income
Interest	$100,092	$146,064	$95,673

Expenses
Management fee	1,503,193	3,530,293	631,456
Brokerage commissions	41	3,784	3,090

Total expenses	1,503,234	3,534,077	634,546

Net investment income (loss)	(1,403,142)	(3,388,013)	(538,873)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	960	2,855,508	(1,309,400)
Forward agreements	(28,115,932)	(174,216,829)	(87,744,703)
Short-term U.S. government and agency obligations	5,567	(774)	4,340

Net realized gain (loss)	(28,109,405)	(171,362,095)	(89,049,763)

Change in net unrealized appreciation/depreciation on
Futures contracts	(20,830)	580,270	(704,155)
Forward agreements	(23,708,038)	53,026,068	(12,869,409)
Short-term U.S. government and agency obligations	12,171	(8,741)	6,324

Change in net unrealized appreciation/depreciation	(23,716,697)	53,597,597	(13,567,240)

Net realized and unrealized gain (loss)	(51,826,102)	(117,764,498)	(102,617,003)

Net income (loss)	$(53,229,244)	$(121,152,511)	$(103,155,876)

Net income (loss) per weighted-average share (Note 1)	$(18.23)	$(26.05)	$(760.44)

Weighted-average shares outstanding (Note 1)	2,919,786	4,650,772	135,652

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Shareholders’ equity, beginning of period	$246,813,921	$99,032,781	$64,516,145

Addition of 5,960,000, 14,127,500 and 533,500 shares, respectively (Note 1)	310,340,710	1,193,126,146	196,300,406
Redemption of 7,220,385, 11,405,122 and 105,504 shares, respectively (Note 1)	(403,268,684)	(924,192,495)	(58,627,894)

Net addition (redemption) of (1,260,385), 2,722,378 and 427,996 shares, respectively (Note 1)	(92,927,974)	268,933,651	137,672,512

Net investment income (loss)	(1,403,142)	(3,388,013)	(538,873)
Net realized gain (loss)	(28,109,405)	(171,362,095)	(89,049,763)
Change in net unrealized appreciation/depreciation	(23,716,697)	53,597,597	(13,567,240)

Net income (loss)	(53,229,244)	(121,152,511)	(103,155,876)

Shareholders’ equity, end of period	$100,656,703	$246,813,921	$99,032,781

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flow from operating activities
Net income (loss)	$(53,229,244)	$(121,152,511)	$(103,155,876)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	18,940	469,523	(65,010)
Net sale (purchase) of short-term U.S. government and agency obligations	129,158,389	(110,042,156)	(40,540,939)
Change in unrealized appreciation/depreciation on investments	23,695,867	(53,017,327)	12,863,085
Increase (Decrease) in management fee payable	(95,259)	104,981	23,293
Increase (Decrease) in payable on futures contracts	2,520	(227,423)	227,423

Net cash provided by (used in) operating activities	99,551,213	(283,864,913)	(130,648,024)

Cash flow from financing activities
Proceeds from addition of shares	318,778,691	1,184,688,165	196,300,406
Payment on shares redeemed	(418,633,692)	(903,689,371)	(62,216,409)

Net cash provided by (used in) financing activities	(99,855,001)	280,998,794	134,083,997

Net increase (decrease) in cash	(303,788)	(2,866,119)	3,435,973
Cash, beginning of period	648,166	3,514,285	78,312

Cash, end of period	$344,378	$648,166	$3,514,285

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$426,634	$200
Segregated cash balances with brokers for futures contracts	158,400	—
Short-term U.S. government and agency obligations (Note 3) (cost $3,570,687 and $0, respectively)	3,570,894	—
Receivable on open futures contracts	12,000	—
Offering costs (Note 5)	22,128	41,000
Limitation by Sponsor	1,012	—

Total assets	4,191,068	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	4,150,068	200

Total liabilities and shareholders’ equity	$4,191,068	$41,200

Shares outstanding	100,005	5

Net asset value per share	$41.50	$40.00

Market value per share (Note 2)	$41.45	$40.00

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills:
0.100% due 01/31/13	$3,178,000	$3,177,910
0.086% due 02/21/13	393,000	392,984

Total short-term U.S. government and agency obligations (cost $3,570,687)		$3,570,894

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires March 2013	80	$8,260,000	$(99,030)

††	Cash collateral in the amount of $158,400 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR*

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012

Year ended December 31, 2012
Investment Income
Interest	$1,493

Expenses
Brokerage commissions	932
Offering costs	18,871
Limitation by Sponsor	(1,012)

Total expenses	18,791

Net investment income (loss)	(17,298)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	265,990
Short-term U.S. government and agency obligations	(1)

Net realized gain (loss)	265,989

Change in net unrealized appreciation/depreciation on
Futures contracts	(99,030)
Short-term U.S. government and agency obligations	207

Change in net unrealized appreciation/depreciation	(98,823)

Net realized and unrealized gain (loss)	167,166

Net income (loss)	$149,868

Net income (loss) per weighted-average share	$1.51

Weighted-average shares outstanding	99,410

*	Since the Fund commenced investment operations on July 17, 2012, the Statement of Operations for the year ended December 31, 2011 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR*

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2012

Year ended December 31, 2012
Shareholders’ equity, beginning of period	$200

Addition of 100,000 shares	4,000,000

Net investment income (loss)	(17,298)
Net realized gain (loss)	265,989
Change in net unrealized appreciation/depreciation	(98,823)

Net income (loss)	149,868

Shareholders’ equity, end of period	$4,150,068

*	Since the Fund commenced investment operations on July 17, 2012, the only activity for the year ended December 31, 2011 was the initial seeding of the Fund, as such the Statement of Changes in Shareholder’s Equity for the year ended December 31, 2011 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR*

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

Year ended December 31, 2012
Cash flow from operating activities
Net income (loss)	$149,868
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(158,400)
Net sale (purchase) of short-term U.S. government and agency obligations	(3,570,687)
Change in unrealized appreciation/depreciation on investments	(207)
Decrease (Increase) in receivable on futures contracts	(12,000)
Decrease (Increase) in Limitation by Sponsor	(1,012)
Change in offering cost	18,872

Net cash provided by (used in) operating activities	(3,573,566)

Cash flow from financing activities
Proceeds from addition of shares	4,000,000

Net cash provided by (used in) financing activities	4,000,000

Net increase (decrease) in cash	426,434
Cash, beginning of period	200

Cash, end of period	$426,634

*	Since the Fund commenced investment operations on July 17, 2012, the only activity for the year ended December 31, 2011 was the initial seeding of the Fund, as such the Statement of Cash Flows for the year ended December 31, 2011 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$361,157	$200
Segregated cash balances with brokers for futures contracts	144,540	—
Short-term U.S. government and agency obligations (Note 3) (cost $3,302,725 and $0, respectively)	3,302,907	—
Offering costs (Note 5)	22,129	41,000
Limitation by Sponsor	2,216	—

Total assets	3,832,949	41,200

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	10,950	—
Payable for offering costs	41,000	41,000

Total liabilities	51,950	41,000

Shareholders’ equity
Shareholders’ equity	3,780,999	200

Total liabilities and shareholders’ equity	$3,832,949	$41,200

Shares outstanding	100,005	5

Net asset value per share	$37.81	$40.00

Market value per share (Note 2)	$37.74	$40.00

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(87% of shareholders’ equity)
U.S. Treasury Bills:
0.100% due 01/31/13	$3,303,000	$3,302,907

Total short-term U.S. government and agency obligations (cost $3,302,725)		$3,302,907

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires March 2013	73	$7,537,250	$85,590

††	Cash collateral in the amount of $144,540 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR*

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012

Year ended December 31, 2012
Investment Income
Interest	$1,432

Expenses
Brokerage commissions	1,006
Offering costs	18,871
Limitation by Sponsor	(2,216)

Total expenses	17,661

Net investment income (loss)	(16,229)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(288,740)
Short-term U.S. government and agency obligations	(4)

Net realized gain (loss)	(288,744)

Change in net unrealized appreciation/depreciation on
Futures contracts	85,590
Short-term U.S. government and agency obligations	182

Change in net unrealized appreciation/depreciation	85,772

Net realized and unrealized gain (loss)	(202,972)

Net income (loss)	$(219,201)

Net income (loss) per weighted-average share	$(2.21)

Weighted-average shares outstanding	99,410

*	Since the Fund commenced investment operations on July 17, 2012, the statement of operations for the year ended December 31, 2011 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR*

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2012

Year ended
December 31, 2012
Shareholders’ equity, beginning of period	$200

Addition of 100,000 shares	4,000,000

Net investment income (loss)	(16,229)
Net realized gain (loss)	(288,744)
Change in net unrealized appreciation/depreciation	85,772

Net income (loss)	(219,201)

Shareholders’ equity, end of period	$3,780,999

*	Since the Fund commenced investment operations on July 17, 2012, the statement of changes in shareholder’s equity for the year ended December 31, 2011 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR*

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

Year ended December 31, 2012
Cash flow from operating activities
Net income (loss)	$(219,201)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(144,540)
Net sale (purchase) of short-term U.S. government and agency obligations	(3,302,725)
Change in unrealized appreciation/depreciation on investments	(182)
Decrease (Increase) in Limitation by Sponsor	(2,216)
Change in offering cost	18,871
Increase (Decrease) in payable on futures contracts	10,950

Net cash provided by (used in) operating activities	(3,639,043)

Cash flow from financing activities
Proceeds from addition of shares	4,000,000

Net cash provided by (used in) financing activities	4,000,000

Net increase (decrease) in cash	360,957
Cash, beginning of period	200

Cash, end of period	$361,157

*	Since the Fund commenced investment operations on July 17, 2012, the statement of cash flows for the year ended December 31, 2011 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$240,086	$10,469
Short-term U.S. government and agency obligations (Note 3) (cost $4,546,872 and $10,068,969, respectively)	4,546,944	10,068,707
Unrealized appreciation on foreign currency forward contracts	87,159	—

Total assets	4,874,189	10,079,176

Liabilities and shareholders’ equity
Liabilities
Management fee payable	3,873	6,216
Unrealized depreciation on foreign currency forward contracts	—	518,212

Total liabilities	3,873	524,428

Shareholders’ equity
Shareholders’ equity	4,870,316	9,554,748

Total liabilities and shareholders’ equity	$4,874,189	$10,079,176

Shares outstanding	200,014	400,014

Net asset value per share	$24.35	$23.89

Market value per share (Note 2)	$24.32	$23.87

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(93% of shareholders’ equity)
U.S. Treasury Bills:
0.096% due 01/10/13†	$4,432,000	$4,431,971
0.060% due 04/25/13	115,000	114,973

Total short-term U.S. government and agency obligations (cost $4,546,872)		$4,546,944

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/04/13	3,207,025	$4,231,708	$38,327
Euro with UBS AG	01/04/13	4,319,600	5,699,764	51,146

				$89,473

Contracts to Sell
Euro with Goldman Sachs International	01/04/13	(23,900)	$(31,536)	$(635)
Euro with UBS AG	01/04/13	(100,900)	(133,139)	(1,679)

				$(2,314)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Investment Income
Interest	$3,690	$4,536	$16,178

Expenses
Management fee	63,816	79,638	108,841

Total expenses	63,816	79,638	108,841

Net investment income (loss)	(60,126)	(75,102)	(92,663)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(398,504)	354,369	(602,156)
Short-term U.S. government and agency obligations	78	36	1,081

Net realized gain (loss)	(398,426)	354,405	(601,075)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	605,371	(866,391)	625,437
Short-term U.S. government and agency obligations	334	(509)	539

Change in net unrealized appreciation/depreciation	605,705	(866,900)	625,976

Net realized and unrealized gain (loss)	207,279	(512,495)	24,901

Net income (loss)	$147,153	$(587,597)	$(67,762)

Net income (loss) per weighted-average share	$0.52	$(1.95)	$(0.15)

Weighted-average shares outstanding	285,533	300,973	458,370

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Shareholders’ equity, beginning of period	$9,554,748	$7,729,684	$7,531,857

Addition of 50,000, 100,000 and 850,000 shares, respectively	1,209,580	2,412,661	20,023,154
Redemption of 250,000, 0 and 800,000 shares, respectively	(6,041,165)	—	(19,757,565)

Net addition (redemption) of (200,000), 100,000 and 50,000 shares, respectively	(4,831,585)	2,412,661	265,589

Net investment income (loss)	(60,126)	(75,102)	(92,663)
Net realized gain (loss)	(398,426)	354,405	(601,075)
Change in net unrealized appreciation/depreciation	605,705	(866,900)	625,976

Net income (loss)	147,153	(587,597)	(67,762)

Shareholders’ equity, end of period	$4,870,316	$9,554,748	$7,729,684

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flow from operating activities
Net income (loss)	$147,153	$(587,597)	$(67,762)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	5,522,097	(2,695,059)	362,652
Change in unrealized appreciation/depreciation on investments	(605,705)	866,900	(625,976)
Increase (Decrease) in management fee payable	(2,343)	117	(216)

Net cash provided by (used in) operating activities	5,061,202	(2,415,639)	(331,302)

Cash flow from financing activities
Proceeds from addition of shares	1,209,580	2,412,661	20,023,154
Payment on shares redeemed	(6,041,165)	—	(19,757,565)

Net cash provided by (used in) financing activities	(4,831,585)	2,412,661	265,589

Net increase (decrease) in cash	229,617	(2,978)	(65,713)
Cash, beginning of period	10,469	13,447	79,160

Cash, end of period	$240,086	$10,469	$13,447

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$302,359	$200
Segregated cash balances with brokers for futures contracts	63,250	—
Short-term U.S. government and agency obligations (Note 3) (cost $3,409,716 and $0, respectively)	3,409,904	—
Receivable on open futures contracts	6,612	—
Offering costs (Note 5)	19,770	41,000
Limitation by Sponsor	2,145	—

Total assets	3,804,040	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000	41,000

Total liabilities	41,000	41,000

Shareholders’ equity
Shareholders’ equity	3,763,040	200

Total liabilities and shareholders’ equity	$3,804,040	$41,200

Shares outstanding	100,005	5

Net asset value per share	$37.63	$40.00

Market value per share (Note 2)	$37.64	$40.00

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.100% due 01/31/13	$3,410,000	$3,409,904

Total short-term U.S. government and agency obligations (cost $3,409,716)		$3,409,904

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures - CME, expires March 2013	23	$3,797,300	$(55,056)

††	Cash collateral in the amount of $63,250 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.

See accompanying notes to financial statements.

PROSHARES SHORT EURO*

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012

Year ended December 31, 2012
Investment Income
Interest	$1,508

Expenses
Brokerage commissions	313
Offering costs	21,231
Limitation by Sponsor	(2,145)

Total expenses	19,399

Net investment income (loss)	(17,891)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(164,400)
Short-term U.S. government and agency obligations	(1)

Net realized gain (loss)	(164,401)

Change in net unrealized appreciation/depreciation on
Futures contracts	(55,056)
Short-term U.S. government and agency obligations	188

Change in net unrealized appreciation/depreciation	(54,868)

Net realized and unrealized gain (loss)	(219,269)

Net income (loss)	$(237,160)

Net income (loss) per weighted-average share	$(2.38)

Weighted-average shares outstanding	99,476

*	Since the Fund commenced investment operations on June 26, 2012, the Statement of Operations for the year ended December 31, 2011 has not been provided.

See accompanying notes to financial statements.

PROSHARES SHORT EURO*

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2012

Year ended December 31, 2012
Shareholders’ equity, beginning of period	$200

Addition of 100,000 shares	4,000,000

Net investment income (loss)	(17,891)
Net realized gain (loss)	(164,401)
Change in net unrealized appreciation/depreciation	(54,868)

Net income (loss)	(237,160)

Shareholders’ equity, end of period	$3,763,040

*	Since the Fund commenced investment operations on June 26, 2012, the only activity for the year ended December 31, 2011 was the initial seeding of the Fund, as such the Statement of Changes in Shareholder’s Equity for the year ended December 31, 2011 has not been provided.

See accompanying notes to financial statements.

PROSHARES SHORT EURO*

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

Year ended December 31, 2012
Cash flow from operating activities
Net income (loss)	$(237,160)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(63,250)
Net sale (purchase) of short-term U.S. government and agency obligations	(3,409,716)
Change in unrealized appreciation/depreciation on investments	(188)
Decrease (Increase) in receivable on futures contracts	(6,612)
Decrease (Increase) in Limitation by Sponsor	(2,145)
Change in offering cost	21,230

Net cash provided by (used in) operating activities	(3,697,841)

Cash flow from financing activities
Proceeds from addition of shares	4,000,000

Net cash provided by (used in) financing activities	4,000,000

Net increase (decrease) in cash	302,159
Cash, beginning of period	200

Cash, end of period	$302,359

*	Since the Fund commenced investment operations on June 26, 2012, the only activity for the year ended December 31, 2011 was the initial seeding of the Fund, as such the statement of cash flows for the year ended December 31, 2011 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$276,372	$102,088
Short-term U.S. government and agency obligations (Note 3) (cost $553,417,216 and $1,012,198,282, respectively)	553,430,562	1,012,174,281
Unrealized appreciation on foreign currency forward contracts	—	67,430,954
Receivable from capital shares sold	—	21,299,733

Total assets	553,706,934	1,101,007,056

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	13,282,209	—
Management fee payable	499,127	847,510
Unrealized depreciation on foreign currency forward contracts	13,147,572	—

Total liabilities	26,928,908	847,510

Shareholders’ equity
Shareholders’ equity	526,778,026	1,100,159,546

Total liabilities and shareholders’ equity	$553,706,934	$1,101,007,056

Shares outstanding	27,700,014	54,100,014

Net asset value per share	$19.02	$20.34

Market value per share (Note 2)	$19.01	$20.35

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(105% of shareholders’ equity)
U.S. Treasury Bills:
0.093% due 01/10/13†	$446,483,000	$446,480,031
0.104% due 01/31/13†	60,397,000	60,395,297
0.082% due 02/21/13†	37,139,000	37,137,452
0.061% due 04/25/13†	9,420,000	9,417,782

Total short-term U.S. government and agency obligations (cost $553,417,216)		$553,430,562

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/04/13	82,837,700	$109,305,330	$251,047
Euro with UBS AG	01/04/13	175,817,700	231,993,545	(362,118)

				$(111,071)

Contracts to Sell
Euro with Goldman Sachs International	01/04/13	(492,005,225)	$(649,206,743)	$(6,048,832)
Euro with UBS AG	01/04/13	(563,892,200)	(744,062,460)	(6,987,669)

				$(13,036,501)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Investment Income
Interest	$525,386	$271,533	$574,152

Expenses
Management fee	7,972,894	6,179,382	3,379,964

Total expenses	7,972,894	6,179,382	3,379,964

Net investment income (loss)	(7,447,508)	(5,907,849)	(2,805,812)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	46,946,419	(5,409,463)	48,542,523
Short-term U.S. government and agency obligations	8,121	3,715	35,434

Net realized gain (loss)	46,954,540	(5,405,748)	48,577,957

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(80,578,526)	90,625,031	(25,149,044)
Short-term U.S. government and agency obligations	37,347	(40,013)	21,854

Change in net unrealized appreciation/depreciation	(80,541,179)	90,585,018	(25,127,190)

Net realized and unrealized gain (loss)	(33,586,639)	85,179,270	23,450,767

Net income (loss)	$(41,034,147)	$79,271,421	$20,644,955

Net income (loss) per weighted-average share	$(0.99)	$2.22	$1.25

Weighted-average shares outstanding	41,293,047	35,660,288	16,567,274

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Shareholders’ equity, beginning of period	$1,100,159,546	$444,412,995	$100,847,786

Addition of 12,900,000, 50,600,000 and 35,700,000 shares, respectively	263,481,506	916,146,552	737,508,814
Redemption of 39,300,000, 18,400,000 and 19,200,000 shares, respectively	(795,828,879)	(339,671,422)	(414,588,560)

Net addition (redemption) of (26,400,000), 32,200,000 and 16,500,000 shares, respectively	(532,347,373)	576,475,130	322,920,254

Net investment income (loss)	(7,447,508)	(5,907,849)	(2,805,812)
Net realized gain (loss)	46,954,540	(5,405,748)	48,577,957
Change in net unrealized appreciation/depreciation	(80,541,179)	90,585,018	(25,127,190)

Net income (loss)	(41,034,147)	79,271,421	20,644,955

Shareholders’ equity, end of period	$526,778,026	$1,100,159,546	$444,412,995

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flow from operating activities
Net income (loss)	$(41,034,147)	$79,271,421	$20,644,955
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	458,781,066	(540,384,848)	(372,937,234)
Change in unrealized appreciation/depreciation on investments	80,541,179	(90,585,018)	25,127,190
Increase (Decrease) in management fee payable	(348,383)	482,950	310,986

Net cash provided by (used in) operating activities	497,939,715	(551,215,495)	(326,854,103)

Cash flow from financing activities
Proceeds from addition of shares	284,781,239	894,846,819	737,508,814
Payment on shares redeemed	(782,546,670)	(343,780,824)	(410,479,158)

Net cash provided by (used in) financing activities	(497,765,431)	551,065,995	327,029,656

Net increase (decrease) in cash	174,284	(149,500)	175,553
Cash, beginning of period	102,088	251,588	76,035

Cash, end of period	$276,372	$102,088	$251,588

See accompanying notes to financial statements.

PROSHARES ULTRAPRO SHORT EURO*

STATEMENT OF FINANCIAL CONDITION

December 31, 2012
Assets
Cash	$200
Offering costs (Note 5)	41,000

Total assets	41,200

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	41,000

Total liabilities	41,000

Shareholders’ equity
Shareholders’ equity	$200

Total liabilities and shareholders’ equity	$41,200

*	As of December 31, 2012, ProShares UltraPro Short Euro had seed capital, but had not commenced investment operations. See Note 1.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$138,033	$5,798
Short-term U.S. government and agency obligations (Note 3) (cost $4,587,701 and $5,366,951, respectively)	4,587,918	5,366,875
Unrealized appreciation on foreign currency forward contracts	—	102,727

Total assets	4,725,951	5,475,400

Liabilities and shareholders’ equity
Liabilities
Management fee payable	3,660	4,325
Unrealized depreciation on foreign currency forward contracts	494,296	—

Total liabilities	497,956	4,325

Shareholders’ equity
Shareholders’ equity	4,227,995	5,471,075

Total liabilities and shareholders’ equity	$4,725,951	$5,475,400

Shares outstanding	150,014	150,014

Net asset value per share	$28.18	$36.47

Market value per share (Note 2)	$28.28	$36.50

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(109% of shareholders’ equity)
U.S. Treasury Bills:
0.098% due 01/10/13†	$2,974,000	$2,973,980
0.125% due 02/14/13	951,000	950,966
0.086% due 02/21/13	663,000	662,972

Total short-term U.S. government and agency obligations (cost $4,587,701)		$4,587,918

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	01/04/13	353,636,200	$4,077,072	$(231,047)
Yen with UBS AG	01/04/13	424,732,500	4,896,741	(276,772)

				$(507,819)

Contracts to Sell
Yen with Goldman Sachs International	01/04/13	(19,923,300)	$(229,696)	$7,325
Yen with UBS AG	01/04/13	(25,219,500)	(290,756)	6,198

				$13,523

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Investment Income
Interest	$3,524	$1,871	$6,585

Expenses
Management fee	47,964	41,443	44,676

Total expenses	47,964	41,443	44,676

Net investment income (loss)	(44,440)	(39,572)	(38,091)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(601,937)	564,813	826,717
Short-term U.S. government and agency obligations	27	19	41

Net realized gain (loss)	(601,910)	564,832	826,758

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(597,023)	(180,776)	599,316
Short-term U.S. government and agency obligations	293	(207)	277

Change in net unrealized appreciation/depreciation	(596,730)	(180,983)	599,593

Net realized and unrealized gain (loss)	(1,198,640)	383,849	1,426,351

Net income (loss)	$(1,243,080)	$344,277	$1,388,260

Net income (loss) per weighted-average share	$(8.29)	$2.75	$8.66

Weighted-average shares outstanding	150,014	125,219	160,288

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Shareholders’ equity, beginning of period	$5,471,075	$5,024,240	$3,921,267

Addition of 0, 50,000 and 100,000 shares, respectively	—	1,696,147	3,077,318
Redemption of 0, 50,000 and 100,000 shares, respectively	—	(1,593,589)	(3,362,605)

Net addition (redemption) of 0, 0 and 0 shares, respectively	—	102,558	(285,287)

Net investment income (loss)	(44,440)	(39,572)	(38,091)
Net realized gain (loss)	(601,910)	564,832	826,758
Change in net unrealized appreciation/depreciation	(596,730)	(180,983)	599,593

Net income (loss)	(1,243,080)	344,277	1,388,260

Shareholders’ equity, end of period	$4,227,995	$5,471,075	$5,024,240

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flow from operating activities
Net income (loss)	$(1,243,080)	$344,277	$1,388,260
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	779,250	(633,379)	(578,293)
Change in unrealized appreciation/depreciation on investments	596,730	180,983	(599,593)
Increase (Decrease) in management fee payable	(665)	722	206

Net cash provided by (used in) operating activities	132,235	(107,397)	210,580

Cash flow from financing activities
Proceeds from addition of shares	—	1,696,147	3,077,318
Payment on shares redeemed	—	(1,593,589)	(3,362,605)

Net cash provided by (used in) financing activities	—	102,558	(285,287)

Net increase (decrease) in cash	132,235	(4,839)	(74,707)
Cash, beginning of period	5,798	10,637	85,344

Cash, end of period	$138,033	$5,798	$10,637

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$363,826	$22,338
Short-term U.S. government and agency obligations (Note 3) (cost $362,731,936 and $219,407,765, respectively)	362,743,231	219,404,292
Unrealized appreciation on foreign currency forward contracts	38,114,175	—
Receivable from capital shares sold	7,613,633	6,249,734

Total assets	408,834,865	225,676,364

Liabilities and shareholders’ equity
Liabilities
Management fee payable	271,235	180,224
Unrealized depreciation on foreign currency forward contracts	—	4,364,146

Total liabilities	271,235	4,544,370

Shareholders’ equity
Shareholders’ equity	408,563,630	221,131,994

Total liabilities and shareholders’ equity	$408,834,865	$225,676,364

Shares outstanding	8,049,294	5,399,294

Net asset value per share (Note 1)	$50.76	$40.96

Market value per share (Note 1) (Note 2)	$50.77	$40.95

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(89% of shareholders’ equity)
U.S. Treasury Bills:
0.096% due 01/10/13†	$97,804,000	$97,803,349
0.100% due 01/31/13†	120,969,000	120,965,589
0.093% due 02/14/13†	11,501,000	11,500,588
0.074% due 02/21/13†	47,762,000	47,760,010
0.077% due 03/28/13	17,297,000	17,295,570
0.062% due 04/25/13†	67,434,000	67,418,125

Total short-term U.S. government and agency obligations (cost $362,731,936)		$362,743,231

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with UBS AG	01/04/13	601,353,100	$6,933,000	$(232,642)

				$(232,642)

Contracts to Sell
Yen with Goldman Sachs International	01/04/13	(33,732,636,200)	$(388,903,561)	$18,518,532
Yen with UBS AG	01/04/13	(37,798,808,300)	(435,782,459)	19,828,285

				$38,346,817

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Investment Income
Interest	$170,226	$182,452	$233,813

Expenses
Management fee	2,354,920	2,824,586	1,447,095

Total expenses	2,354,920	2,824,586	1,447,095

Net investment income (loss)	(2,184,694)	(2,642,134)	(1,213,282)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	27,341,631	(50,029,053)	(22,116,381)
Short-term U.S. government and agency obligations	976	4,169	6,893

Net realized gain (loss)	27,342,607	(50,024,884)	(22,109,488)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	42,478,321	11,773,508	(21,002,722)
Short-term U.S. government and agency obligations	14,768	(11,285)	10,003

Change in net unrealized appreciation/depreciation	42,493,089	11,762,223	(20,992,719)

Net realized and unrealized gain (loss)	69,835,696	(38,262,661)	(43,102,207)

Net income (loss)	$67,651,002	$(40,904,795)	$(44,315,489)

Net income (loss) per weighted-average share (Note 1)	$11.91	$(6.14)	$(15.88)

Weighted-average shares outstanding (Note 1)	5,679,622	6,664,842	2,790,005

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Shareholders’ equity, beginning of period	$221,131,994	$207,685,813	$67,487,917

Addition of 6,550,000, 6,683,333 and 4,683,333 shares, respectively (Note 1)	291,223,076	308,667,664	256,674,572
Redemption of 3,900,000, 5,700,710 and 1,316,667 shares, respectively (Note 1)	(171,442,442)	(254,316,688)	(72,161,187)

Net addition (redemption) of 2,650,000, 982,623 and 3,366,666 shares, respectively (Note 1)	119,780,634	54,350,976	184,513,385

Net investment income (loss)	(2,184,694)	(2,642,134)	(1,213,282)
Net realized gain (loss)	27,342,607	(50,024,884)	(22,109,488)
Change in net unrealized appreciation/depreciation	42,493,089	11,762,223	(20,992,719)

Net income (loss)	67,651,002	(40,904,795)	(44,315,489)

Shareholders’ equity, end of period	$408,563,630	$221,131,994	$207,685,813

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flow from operating activities
Net income (loss)	$67,651,002	$(40,904,795)	$(44,315,489)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(143,324,171)	4,457,554	(161,267,333)
Change in unrealized appreciation/depreciation on investments	(42,493,089)	(11,762,223)	20,992,719
Increase (Decrease) in management fee payable	91,011	10,066	121,788

Net cash provided by (used in) operating activities	(118,075,247)	(48,199,398)	(184,468,315)

Cash flow from financing activities
Proceeds from addition of shares	289,859,177	302,417,930	256,674,572
Payment on shares redeemed	(171,442,442)	(254,316,688)	(72,161,187)

Net cash provided by (used in) financing activities	118,416,735	48,101,242	184,513,385

Net increase (decrease) in cash	341,488	(98,156)	45,070
Cash, beginning of period	22,338	120,494	75,424

Cash, end of period	$363,826	$22,338	$120,494

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$1,790,825	$2,972,032
Segregated cash balances with brokers for futures contracts	38,727,007	6,303,800
Short-term U.S. government and agency obligations (Note 3) (cost $97,445,279 and $0, respectively)	97,440,843	—
Unrealized appreciation on swap agreements	301,351	—
Receivable from capital shares sold	18,127,289	2,469,584
Offering costs (Note 5)	—	21,691

Total assets	156,387,315	11,767,107

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	35,907,787	—
Payable on open futures contracts	35,666,735	1,852,966
Management fee payable	96,661	4,264
Payable for offering costs	—	28,764

Total liabilities	71,671,183	1,885,994

Shareholders’ equity
Shareholders’ equity	84,716,132	9,881,113

Total liabilities and shareholders’ equity	$156,387,315	$11,767,107

Shares outstanding	4,208,081	13,334

Net asset value per share (Note 1)	$20.13	$741.05

Market value per share (Note 1) (Note 2)	$20.90	$729.60

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(115% of shareholders’ equity)
U.S. Treasury Bills:
0.086% due 01/10/13	$2,053,000	$2,052,986
0.103% due 02/07/13	485,000	484,986
0.080% due 02/14/13	5,349,000	5,348,808
0.007% due 02/21/13†	21,419,000	21,418,107
0.055% due 04/25/13	68,152,000	68,135,956

Total short-term U.S. government and agency obligations (cost $97,445,279)		$97,440,843

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2013	4,779	$84,588,300	$3,733,522
VIX Futures - CBOE, expires February 2013	3,827	70,799,500	(1,676,460)

			$2,057,062

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Societe Generale S.A. based on S&P 500 VIX Short-Term Futures Index	01/07/13	$13,570,122	$301,351

			$301,351

†	All or partial amount segregated as collateral for swap agreements.
††	Cash collateral in the amount of $38,727,007 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

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

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2012

	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Investment Income
Interest	$61,217	$—

Expenses
Management fee	1,579,190	4,264
Brokerage commissions	1,413,912	5,441
Offering costs	69,761	7,073

Total expenses	3,062,863	16,778

Net investment income (loss)	(3,001,646)	(16,778)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(488,564,265)	(3,524,662)
Swap agreements	(20,857,599)	—
Short-term U.S. government and agency obligations	20,334	(91)

Net realized gain (loss)	(509,401,530)	(3,524,753)

Change in net unrealized appreciation/depreciation on
Futures contracts	2,819,852	(762,790)
Swap agreements	301,351	—
Short-term U.S. government and agency obligations	(4,436)	—

Change in net unrealized appreciation/depreciation	3,116,767	(762,790)

Net realized and unrealized gain (loss)	(506,284,763)	(4,287,543)

Net income (loss)	$(509,286,409)	$(4,304,321)

Net income (loss) per weighted-average share (Note 1)	$(163.02)	$(915.62)

Weighted-average shares outstanding (Note 1)	3,124,027	4,701

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2012

	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Shareholders’ equity, beginning of period	$9,881,113	$—

Addition of 26,537,500 and 13,334 shares, respectively (Note 1)	1,600,919,494	14,185,434
Redemption of 22,342,753 and 0 shares, respectively (Note 1)	(1,016,798,066)	—

Net addition (redemption) of 4,194,747 and 13,334 shares, respectively (Note 1)	584,121,428	14,185,434

Net investment income (loss)	(3,001,646)	(16,778)
Net realized gain (loss)	(509,401,530)	(3,524,753)
Change in net unrealized appreciation/depreciation	3,116,767	(762,790)

Net income (loss)	(509,286,409)	(4,304,321)

Shareholders’ equity, end of period	$84,716,132	$9,881,113

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2012

	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Cash flow from operating activities
Net income (loss)	$(509,286,409)	$(4,304,321)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(32,423,207)	(6,303,800)
Net sale (purchase) of short-term U.S. government and agency obligations	(97,445,279)	—
Change in unrealized appreciation/depreciation on investments	(296,915)	—
Change in offering cost	21,691	(21,691)
Increase (Decrease) in management fee payable	92,397	4,264
Increase (Decrease) in payable on futures contracts	33,813,769	1,852,966
Increase (Decrease) in payable for offering costs	(28,764)	28,764

Net cash provided by (used in) operating activities	(605,552,717)	(8,743,818)

Cash flow from financing activities
Proceeds from addition of shares	1,585,261,789	11,715,850
Payment on shares redeemed	(980,890,279)	—

Net cash provided by (used in) financing activities	604,371,510	11,715,850

Net increase (decrease) in cash	(1,181,207)	2,972,032
Cash, beginning of period	2,972,032	—

Cash, end of period	$1,790,825	$2,972,032

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$2,989,958	$563,350
Segregated cash balances with brokers for futures contracts	34,109,998	—
Short-term U.S. government and agency obligations (Note 3) (cost $144,057,296 and $27,358,785, respectively)	144,060,921	27,357,824
Receivable from capital shares sold	2,518,068	1,909,463
Receivable on open futures contracts	—	742,451
Offering costs (Note 5)	—	1,090

Total assets	183,678,945	30,574,178

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	14,374,851	—
Payable on open futures contracts	31,540,181	—
Management fee payable	106,449	24,275

Total liabilities	46,021,481	24,275

Shareholders’ equity
Shareholders’ equity	137,657,464	30,549,903

Total liabilities and shareholders’ equity	$183,678,945	$30,574,178

Shares outstanding	8,200,005	400,005

Net asset value per share	$16.79	$76.37

Market value per share (Note 2)	$17.01	$75.74

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(105% of shareholders’ equity)
U.S. Treasury Bills:
0.090% due 01/10/13	$1,444,000	$1,443,990
0.105% due 02/07/13	22,447,000	22,446,328
0.097% due 02/14/13	41,769,000	41,767,504
0.054% due 02/21/13	15,723,000	15,722,345
0.077% due 03/28/13	9,903,000	9,902,182
0.055% due 04/25/13	52,791,000	52,778,572

Total short-term U.S. government and agency obligations (cost $144,057,296)		$144,060,921

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2013	4,208	$74,481,600	$2,368,824
VIX Futures - CBOE, expires February 2013	3,372	62,382,000	(2,590,243)

			$(221,419)

††	Cash collateral in the amount of $34,109,998 was pledged to cover margin requirements for open futures contracts as of December 31, 2012

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

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Year ended December 31, 2012	Year ended December 31, 2011
Investment Income
Interest	$77,462	$12,243

Expenses
Management fee	1,129,484	96,904
Offering costs	1,090	197,908

Total expenses	1,130,574	294,812

Net investment income (loss)	(1,053,112)	(282,569)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(160,953,587)	3,732,227
Short-term U.S. government and agency obligations	5,730	2,218

Net realized gain (loss)	(160,947,857)	3,734,445

Change in net unrealized appreciation/depreciation on
Futures contracts	1,354,551	(1,575,970)
Short-term U.S. government and agency obligations	4,586	(961)

Change in net unrealized appreciation/depreciation	1,359,137	(1,576,931)

Net realized and unrealized gain (loss)	(159,588,720)	2,157,514

Net income (loss)	$(160,641,832)	$1,874,945

Net income (loss) per weighted-average share	$(31.38)	$3.44

Weighted-average shares outstanding	5,119,404	544,273

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Year ended December 31, 2012	Year ended December 31, 2011
Shareholders’ equity, beginning of period	$30,549,903	$400

Addition of 27,925,000 and 4,725,000 shares, respectively	801,055,108	297,178,431
Redemption of 20,125,000 and 4,325,000 shares, respectively	(533,305,715)	(268,503,873)

Net addition (redemption) of 7,800,000 and 400,000 shares, respectively	267,749,393	28,674,558

Net investment income (loss)	(1,053,112)	(282,569)
Net realized gain (loss)	(160,947,857)	3,734,445
Change in net unrealized appreciation/depreciation	1,359,137	(1,576,931)

Net income (loss)	(160,641,832)	1,874,945

Shareholders’ equity, end of period	$137,657,464	$30,549,903

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Year ended December 31, 2012	Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$(160,641,832)	$1,874,945
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(34,109,998)	—
Net sale (purchase) of short-term U.S. government and agency obligations	(116,698,511)	(27,358,785)
Change in unrealized appreciation/depreciation on investments	(4,586)	961
Decrease (Increase) in receivable on futures contracts	742,451	(742,451)
Change in offering cost	1,090	197,908
Increase (Decrease) in management fee payable	82,174	24,275
Increase (Decrease) in payable on futures contracts	31,540,181	—
Increase (Decrease) in payable for offering costs	—	(198,998)

Net cash provided by (used in) operating activities	(279,089,031)	(26,202,145)

Cash flow from financing activities
Proceeds from addition of shares	800,446,503	295,268,968
Payment on shares redeemed	(518,930,864)	(268,503,873)

Net cash provided by (used in) financing activities	281,515,639	26,765,095

Net increase (decrease) in cash	2,426,608	562,950
Cash, beginning of period	563,350	400

Cash, end of period	$2,989,958	$563,350

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$2,236,726	$5,521,055
Segregated cash balances with brokers for futures contracts	20,731,497	2,252,358
Short-term U.S. government and agency obligations (Note 3) (cost $53,683,800 and $0, respectively)	53,686,352	—
Receivable from capital shares sold	13,232,678	—
Receivable on open futures contracts	5,524,721	—
Offering costs (Note 5)	—	21,691

Total assets	95,411,974	7,795,104

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	12,699,384	—
Management fee payable	48,957	5,916
Payable for offering costs	—	28,764

Total liabilities	12,748,341	34,680

Shareholders’ equity
Shareholders’ equity	82,663,633	7,760,424

Total liabilities and shareholders’ equity	$95,411,974	$7,795,104

Shares outstanding	1,250,020	300,020

Net asset value per share (Note 1)	$66.13	$25.87

Market value per share (Note 1) (Note 2)	$65.45	$26.14

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(65% of shareholders’ equity)
U.S. Treasury Bills:
0.086% due 01/10/13	$4,756,000	$4,755,968
0.104% due 02/07/13	8,617,000	8,616,742
0.102% due 02/14/13	13,626,000	13,625,512
0.071% due 02/21/13	6,902,000	6,901,712
0.077% due 03/28/13	5,388,000	5,387,555
0.066% due 04/18/13	8,636,000	8,634,220
0.061% due 04/25/13	5,766,000	5,764,643

Total short-term U.S. government and agency obligations (cost $53,683,800)		$53,686,352

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2013	2,556	$45,241,200	$(2,014,234)
VIX Futures - CBOE, expires February 2013	2,051	37,943,500	627,059

			$(1,387,175)

††	Cash collateral in the amount of $20,731,497 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.

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

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012 AND PERIOD FROM APRIL 5, 2011 (INCEPTION)

TO DECEMBER 31, 2011

	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Investment Income
Interest	$18,261	$1

Expenses
Management fee	196,650	5,916
Brokerage commissions	189,549	3,345
Offering costs	69,761	7,073

Total expenses	455,960	16,334

Net investment income (loss)	(437,699)	(16,333)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	13,203,419	1,355,975
Short-term U.S. government and agency obligations	2,652	(138)

Net realized gain (loss)	13,206,071	1,355,837

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,477,355)	90,180
Short-term U.S. government and agency obligations	2,552	—

Change in net unrealized appreciation/depreciation	(1,474,803)	90,180

Net realized and unrealized gain (loss)	11,731,268	1,446,017

Net income (loss)	$11,293,569	$1,429,684

Net income (loss) per weighted-average share (Note 1)	$21.62	$6.12

Weighted-average shares outstanding (Note 1)	522,288	233,728

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2012 AND PERIOD FROM APRIL 5, 2011 (INCEPTION)

TO DECEMBER 31, 2011

	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Shareholders’ equity, beginning of period	$7,760,424	$—

Addition of 10,450,000 and 300,020 shares, respectively (Note 1)	536,782,526	6,330,740
Redemption of 9,500,000 and 0 shares, respectively (Note 1)	(473,172,886)	—

Net addition (redemption) of 950,000 and 300,020 shares, respectively (Note 1)	63,609,640	6,330,740

Net investment income (loss)	(437,699)	(16,333)
Net realized gain (loss)	13,206,071	1,355,837
Change in net unrealized appreciation/depreciation	(1,474,803)	90,180

Net income (loss)	11,293,569	1,429,684

Shareholders’ equity, end of period	$82,663,633	$7,760,424

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012 AND PERIOD FROM APRIL 5, 2011 (INCEPTION)

TO DECEMBER 31, 2011

	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Cash flow from operating activities
Net income (loss)	$11,293,569	$1,429,684
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(18,479,139)	(2,252,358)
Net sale (purchase) of short-term U.S. government and agency obligations	(53,683,800)	—
Change in unrealized appreciation/depreciation on investments	(2,552)	—
Decrease (Increase) in receivable on futures contracts	(5,524,721)	—
Change in offering cost	21,691	(21,691)
Increase (Decrease) in management fee payable	43,041	5,916
Increase (Decrease) in payable for offering costs	(28,764)	28,764

Net cash provided by (used in) operating activities	(66,360,675)	(809,685)

Cash flow from financing activities
Proceeds from addition of shares	523,549,848	6,330,740
Payment on shares redeemed	(460,473,502)	—

Net cash provided by (used in) financing activities	63,076,346	6,330,740

Net increase (decrease) in cash	(3,284,329)	5,521,055
Cash, beginning of period	5,521,055	—

Cash, end of period	$2,236,726	$5,521,055

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$2,063,715	$627,557
Segregated cash balances with brokers for futures contracts	7,830,000	—
Short-term U.S. government and agency obligations (Note 3) (cost $79,927,870 and $89,398,343, respectively)	79,930,866	89,392,389
Receivable on open futures contracts	—	798,319
Offering costs (Note 5)	—	682
Limitation by Sponsor	—	2,481

Total assets	89,824,581	90,821,428

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	50,571,549	—
Payable on open futures contracts	1,890,675	—
Management fee payable	59,365	—

Total liabilities	52,521,589	—

Shareholders’ equity
Shareholders’ equity	37,302,992	90,821,428

Total liabilities and shareholders’ equity	$89,824,581	$90,821,428

Shares outstanding	1,075,005	1,225,005

Net asset value per share	$34.70	$74.14

Market value per share (Note 2)	$34.22	$74.13

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(214% of shareholders’ equity)
U.S. Treasury Bills:
0.090% due 01/10/13	$1,475,000	$1,474,990
0.100% due 01/31/13	40,751,000	40,749,851
0.102% due 02/07/13	1,558,000	1,557,953
0.095% due 02/14/13	5,987,000	5,986,785
0.064% due 02/21/13	9,153,000	9,152,619
0.077% due 03/28/13	4,023,000	4,022,668
0.061% due 04/25/13	16,990,000	16,986,000

Total short-term U.S. government and agency obligations (cost $79,927,870)		$79,930,866

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2013	322	$6,568,800	$(673,760)
VIX Futures - CBOE, expires May 2013	580	12,180,000	(991,470)
VIX Futures - CBOE, expires June 2013	580	12,702,000	233,160
VIX Futures - CBOE, expires July 2013	258	5,869,500	(38,340)

			$(1,470,410)

††	Cash collateral in the amount of $7,830,000 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.

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

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Year ended December 31, 2012	Year ended December 31, 2011
Investment Income
Interest	$49,908	$4,090

Expenses
Management fee	835,393	—
Offering costs	682	123,692
Limitation by Sponsor	—	(2,481)

Total expenses	836,075	121,211

Net investment income (loss)	(786,167)	(117,121)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(75,241,919)	(514,060)
Short-term U.S. government and agency obligations	47	333

Net realized gain (loss)	(75,241,872)	(513,727)

Change in net unrealized appreciation/depreciation on
Futures contracts	4,642,340	(6,112,750)
Short-term U.S. government and agency obligations	8,950	(5,954)

Change in net unrealized appreciation/depreciation	4,651,290	(6,118,704)

Net realized and unrealized gain (loss)	(70,590,582)	(6,632,431)

Net income (loss)	$(71,376,749)	$(6,749,552)

Net income (loss) per weighted-average share	$(36.77)	$(34.29)

Weighted-average shares outstanding	1,941,194	196,828

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Year ended December 31, 2012	Year ended December 31, 2011
Shareholders’ equity, beginning of period	$90,821,428	$400

Addition of 2,425,000 and 1,600,000 shares, respectively	127,092,035	123,191,472
Redemption of 2,575,000 and 375,000 shares, respectively	(109,233,722)	(25,620,892)

Net addition (redemption) of (150,000) and 1,225,000 shares, respectively	17,858,313	97,570,580

Net investment income (loss)	(786,167)	(117,121)
Net realized gain (loss)	(75,241,872)	(513,727)
Change in net unrealized appreciation/depreciation	4,651,290	(6,118,704)

Net income (loss)	(71,376,749)	(6,749,552)

Shareholders’ equity, end of period	$37,302,992	$90,821,428

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Year ended December 31, 2012	Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$(71,376,749)	$(6,749,552)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(7,830,000)	—
Net sale (purchase) of short-term U.S. government and agency obligations	9,470,473	(89,398,343)
Change in unrealized appreciation/depreciation on investments	(8,950)	5,954
Decrease (Increase) in receivable on futures contracts	798,319	(798,319)
Decrease (Increase) in Limitation by Sponsor	2,481	(2,481)
Change in offering cost	682	123,692
Increase (Decrease) in management fee payable	59,365	—
Increase (Decrease) in payable on futures contracts	1,890,675	—
Increase (Decrease) in payable for offering costs	—	(124,374)

Net cash provided by (used in) operating activities	(66,993,704)	(96,943,423)

Cash flow from financing activities
Proceeds from addition of shares	127,092,035	123,191,472
Payment on shares redeemed	(58,662,173)	(25,620,892)

Net cash provided by (used in) financing activities	68,429,862	97,570,580

Net increase (decrease) in cash	1,436,158	627,157
Cash, beginning of period	627,557	400

Cash, end of period	$2,063,715	$627,557

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENT OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	90,800	90,800

Total assets	91,000	91,000

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	90,800	90,800

Total liabilities	90,800	90,800

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$91,000	$91,000

*	As of December 31, 2012 and 2011, ProShares Managed Futures Strategy had seed capital, but had not commenced investment operations. See Note 1.

See accompanying notes to financial statements.

PROSHARES COMMODITY MANAGED FUTURES STRATEGY*

STATEMENT OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$200	$200
Offering costs (Note 5)	62,100	62,100

Total assets	62,300	62,300

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	62,100	62,100

Total liabilities	62,100	62,100

Shareholders’ equity
Shareholders’ equity	$200	$200

Total liabilities and shareholders’ equity	$62,300	$62,300

*	As of December 31, 2012 and 2011, ProShares Commodity Managed Futures Strategy had seed capital, but had not commenced investment operations. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$19,959,356	$19,145,045
Segregated cash balances with brokers for futures contracts	141,659,913	34,136,628
Short-term U.S. government and agency obligations (Note 3) (cost $3,335,156,145 and $3,314,826,965, respectively)	3,335,285,580	3,314,757,692
Unrealized appreciation on swap agreements	33,783,473	3,215,991
Unrealized appreciation on forward agreements	23,037,541	76,417,081
Unrealized appreciation on foreign currency forward contracts	38,201,334	67,533,681
Receivable from capital shares sold	47,672,102	62,130,059
Receivable on open futures contracts	9,613,025	2,247,035
Offering costs (Note 5)	257,927	1,481,880
Limitation by Sponsor	5,373	2,481

Total assets	3,649,475,624	3,581,067,573

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	148,045,139	20,503,124
Payable on open futures contracts	74,986,160	1,852,966
Management fee payable	2,729,857	2,597,445
Payable for Offering Costs	316,900	1,507,202
Unrealized depreciation on swap agreements	5,913,328	10,714,573
Unrealized depreciation on forward agreements	161,392,764	260,163,053
Unrealized depreciation on foreign currency forward contracts	13,641,868	4,882,358

Total liabilities	407,026,016	302,220,721

Shareholders’ equity
Shareholders’ equity	3,242,449,608	3,278,846,852

Total liabilities and shareholders’ equity	$3,649,475,624	$3,581,067,573

Shares outstanding	97,287,082	96,673,263

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Investment Income
Interest	$2,215,112	$1,488,418	$2,204,494

Expenses
Management fee	32,848,387	30,117,213	14,363,309
Brokerage commissions	1,918,624	188,289	220,365
Offering costs	328,105	348,694	—
Limitation by Sponsor	(5,373)	(2,481)	—

Total expenses	35,089,743	30,651,715	14,583,674

Net investment income (loss)	(32,874,631)	(29,163,297)	(12,379,180)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(725,476,541)	56,934,780	70,572,775
Swap agreements	(45,027,781)	83,959,005	104,723,688
Forward agreements	(138,196,778)	(333,939,804)	158,549,191
Foreign currency forward contracts	73,287,609	(54,519,334)	26,650,703
Short-term U.S. government and agency obligations	76,646	86,757	140,591

Net realized gain (loss)	(835,336,845)	(247,478,596)	360,636,948

Change in net unrealized appreciation/depreciation on
Futures contracts	22,356,416	(14,502,350)	(7,696,405)
Swap agreements	35,368,727	(10,628,218)	(17,978,314)
Forward agreements	45,390,749	(225,660,391)	49,373,740
Foreign currency forward contracts	(38,091,857)	101,351,372	(44,927,013)
Short-term U.S. government and agency obligations	198,708	(141,848)	119,604

Change in net unrealized appreciation/depreciation	65,222,743	(149,581,435)	(21,108,388)

Net realized and unrealized gain (loss)	(770,114,102)	(397,060,031)	339,528,560

Net income (loss)	$(802,988,733)	$(426,223,328)	$327,149,380

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Shareholders’ equity, beginning of period	$3,278,846,852	$2,028,159,279	$1,036,945,528

Addition of 141,127,515, 142,049,234 and 88,454,343 shares, respectively	5,711,597,237	6,261,642,221	3,380,476,387
Redemption of 140,513,696*, 91,766,731 and 66,227,197 shares, respectively	(4,945,005,748)	(4,584,731,320)	(2,716,412,016)

Net addition (redemption) of 613,819, 50,282,503 and 22,227,146 shares, respectively	766,591,489	1,676,910,901	664,064,371

Net investment income (loss)	(32,874,631)	(29,163,297)	(12,379,180)
Net realized gain (loss)	(835,336,845)	(247,478,596)	360,636,948
Change in net unrealized appreciation/depreciation	65,222,743	(149,581,435)	(21,108,388)

Net income (loss)	(802,988,733)	(426,223,328)	327,149,380

Shareholders’ equity, end of period	$3,242,449,608	$3,278,846,852	$2,028,159,279

*	Amount includes $6,600 of redemptions related to de-registration of certain Funds. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flow from operating activities
Net income (loss)	$(802,988,733)	$(426,223,328)	$327,149,380
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances for swap agreements	—	—	485,000
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(107,523,285)	(15,512,027)	1,110,593
Net sale (purchase) of short-term U.S. government and agency obligations	(20,329,180)	(1,278,435,361)	(995,453,703)
Change in unrealized appreciation/depreciation on investments	(42,866,327)	135,079,085	13,411,983
Decrease (Increase) in receivable on futures contracts	(7,365,990)	1,240,366	(1,988,027)
Decrease (Increase) in Limitation by Sponsor	(2,892)	(2,481)	—
Change in offering costs	1,223,953 *	(1,084,596)	(323,372)
Increase (Decrease) in management fee payable	132,412	964,090	793,254
Increase (Decrease) in payable on futures contracts	73,133,194	390,599	191,298
Increase (Decrease) in payable for offering costs	(1,190,302)*	1,109,918	323,372

Net cash provided by (used in) operating activities	(907,777,150)	(1,582,473,735)	(654,300,222)

Cash flow from financing activities
Proceeds from addition of shares	5,726,055,194	6,199,512,162	3,388,721,333
Payment on shares redeemed	(4,817,463,733)**	(4,610,918,074)	(2,722,363,462)

Net cash provided by (used in) financing activities	908,591,461	1,588,594,088	666,357,871

Net increase (decrease) in cash	814,311	6,120,353	12,057,649
Cash, beginning of period	19,145,045	13,024,692	967,043

Cash, end of period	$19,959,356	$19,145,045	$13,024,692

*	Amount includes $1,079,526 of offering cost related to de-registration of certain Funds. See Note 1.
**	Amount includes $6,600 of redemptions related to de-registration of certain Funds. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 1—ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2012, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen (each, a “Leveraged Fund” and together with ProShares UltraPro Short Euro (listed below), the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

The Trust registered shares for thirty-two additional series: (i) ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (collectively, the “Short Funds”); (ii) ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (collectively, the “New Geared VIX Funds”); (iii) ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy (each, a “Managed Futures Fund” and collectively, the “Managed Futures Funds”); (iv) ProShares Financial Managed Futures Strategy; (v) ProShares UltraPro Australian Dollar, ProShares Short Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares Short Yen and ProShares UltraPro Short Yen; and (vi) ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar and ProShares UltraPro Short U.S. Dollar (collectively, the “Currency Index Funds”). ProShares UltraPro Short Euro and the Managed Futures Funds are collectively referred to herein as the “New Funds”.

On June 25, 2012, the registered offerings for ProShares UltraPro Australian Dollar, ProShares Short Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Short Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares UltraPro Short Yen and each Currency Index Fund, each of which had never been publicly offered, were terminated. On June 26, 2012, the registered offerings for the Short Funds and the New Geared VIX Funds, each of which had never been publicly offered, were terminated. On September 28, 2012, the registered offerings for ProShares Ultra Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares Ultra Swiss Franc, ProShares UltraShort Swiss Franc and ProShares Short Yen, each of which had never been publicly offered, were terminated. On December 5, 2012, a new offering of ProShares UltraPro Short Euro was registered on a Form S-1 Registration Statement (No. 333-185288). On January 30, 2013, the registered offering for ProShares Financial Managed Futures Strategy, which had never been publicly offered, was terminated. Thus, as of December 31, 2012, the only Funds that have registered amounts, in addition to the twenty-one series of the Trust that have commenced investment operations, are the New Funds.

As of December 31, 2012, each of the New Funds had seed capital, but none of the New Funds had commenced investment operations; therefore, these Financial Statements do not include Schedules of Investments, Statements of Operations, Statements of Changes in Shareholders’ Equity or Statements of Cash Flows for the New Funds.

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

Eight of the Funds, ProShares Ultra DJ-UBS Commodity, ProShares UltraShort DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Euro, ProShares UltraShort Euro, ProShares Ultra Yen and ProShares UltraShort Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, and ProShares UltraShort Silver, commenced trading on the NYSE Arca on December 3, 2008. Two of the Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares Ultra DJ-UBS Natural Gas and ProShares UltraShort DJ-UBS Natural Gas, commenced trading on the NYSE Arca on October 4, 2011. One of the Funds, ProShares Short Euro, commenced trading on the NYSE Arca on June 26, 2012. Two of the Funds, ProShares Ultra Australian Dollar and ProShares UltraShort Australian Dollar, commenced trading on the NYSE Arca on July 17, 2012. As of December 31, 2012, the New Funds have not yet commenced trading.

Groups of Funds are collectively referred to in several different ways. References to “Ultra Funds,” “Short Funds,” “UltraShort Funds” or UltraPro Short Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds”, “Commodity Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” refer to the different Funds based upon their investment objective and their general benchmark categories. References to “Managed Futures Funds” refer to the different Funds according to which index the Fund intends to gain exposure.

Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. The “UltraPro Short” Fund will seek daily investment results (before fees and expenses) that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. Daily performance is measured from the calculation of one NAV to the next. Each of the Funds generally invests in Financial Instruments (i.e., instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to the commodity futures index, commodity, currency exchange rate, equity volatility index or applicable commodity or financial futures contracts. Financial Instruments also are used to produce economically “leveraged”, “inverse” or “inverse leveraged” investment results for the Geared Funds. Each Matching VIX Fund seeks results (before fees and expenses), both over a single day and over time, that match the performance of the S&P 500 VIX Short-Term Futures Index (the “Short-Term VIX Index”) or the S&P 500 VIX Mid-Term Futures Index (the “Mid-Term VIX Index”) (each a “VIX Futures Index”). Each Geared VIX Fund seeks daily investment results (before fees and expenses) that correspond to a multiple or the inverse of the daily performance of a benchmark. Each VIX Fund intends to obtain exposure to its benchmark by investing primarily in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”). The Managed Futures Funds will seek to provide investment results (before fees and expenses) that correspond to the performance of the S&P Dynamic Futures Index (the “DFI”) or the S&P Dynamic Commodities Futures Index (the “DCFI” or “Sub-Index”). Each Managed Futures Fund intends to obtain exposure to the DFI or to the DCFI, as applicable, by primarily investing in unleveraged positions in U.S. exchange-traded futures contracts on sixteen different tangible commodities (the “Commodity Futures Contracts”) or futures contracts on eight different financials, such as major currencies and U.S. Treasury securities (the “Financial Futures Contracts” and together with the Commodity Futures Contracts, the “Index Components”).

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Accordingly, results over periods of time greater than a single day should not be expected to be a simple multiple (e.g., 2x, -1, -2x or -3x) of the period return of the corresponding benchmark and will likely differ significantly. The Matching VIX Funds and the Managed Futures Funds seek to achieve their stated investment objective both over a single day and over time.

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

Renaming of Index

Effective as of January 2, 2012, the official name for the Dow Jones-UBS Crude Oil SubindexSM (Ticker: DJUBSCL) changed to the Dow Jones-UBS WTI Crude Oil SubindexSM. The ticker did not change as a result of the name change.

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the years ended December 31, 2010, 2011 and 2012. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price

ProShares UltraShort Gold	April 15, 2010	1-for-5 reverse Share split	April 15, 2010
ProShares UltraShort Silver	April 15, 2010	1-for-10 reverse Share split	April 15, 2010
ProShares UltraShort DJ-UBS Commodity	February 25, 2011	1-for-5 reverse Share split	February 25, 2011
ProShares UltraShort DJ-UBS Crude Oil	February 25, 2011	1-for-5 reverse Share split	February 25, 2011
ProShares UltraShort Silver	February 25, 2011	1-for-4 reverse Share split	February 25, 2011
ProShares Ultra DJ-UBS Crude Oil	February 25, 2011	1-for-4 reverse Share split	February 25, 2011
ProShares Ultra Silver	October 13, 2011	2-for-1 Share split	October 13, 2011
ProShares UltraShort Yen	October 13, 2011	1-for-3 reverse Share split	October 13, 2011
ProShares Ultra VIX Short-Term Futures ETF	March 8, 2012	1-for-6 reverse Share split	March 8, 2012
ProShares UltraShort DJ-UBS Natural Gas	May 11, 2012	3-for-1 Share split	May 11, 2012
ProShares Ultra DJ-UBS Natural Gas	May 11, 2012	1-for-5 reverse Share split	May 11, 2012
ProShares UltraShort Silver	May 11, 2012	1-for-5 reverse Share split	May 11, 2012
ProShares Ultra VIX Short-Term Futures ETF	September 7, 2012	1-for-10 reverse Share split	September 7, 2012
ProShares Short VIX Short-Term Futures ETF	October 5, 2012	2-for-1 Share split	October 5, 2012
ProShares UltraShort Gold	October 5, 2012	1-for-4 reverse Share split	October 5, 2012

The reverse splits were applied retroactively for all periods presented, reducing the number of Shares outstanding for each of ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF and ProShares Ultra DJ-UBS Natural Gas, and resulted in a proportionate increase in the price per Share and per Share information of each such Fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse split.

The splits were applied retroactively for all periods presented, increasing the number of Shares outstanding for ProShares Ultra Silver, ProShares UltraShort DJ-UBS Natural Gas and ProShares Short VIX Short-Term Futures ETF, and resulted in a proportionate decrease in the price per Share and per Share information of each such Fund. Therefore, the splits did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated December 31, 2012 and 2011, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ final net asset value for creation and redemption of fund shares for the year ended December 31, 2012 were as follows. All times are Eastern Standard Time:

	NAV Calculation Time	NAV Calculation Date
Ultra Silver, UltraShort Silver	7:00 a.m.	December 31
Ultra Gold, UltraShort Gold	10:00 a.m.	December 28
Ultra DJ-UBS Commodity, UltraShort DJ-UBS Commodity	3:00 p.m.	December 31
Ultra DJ-UBS Crude Oil, UltraShort DJ-UBS Crude Oil	2:30 p.m.	December 31
Ultra DJ-UBS Natural Gas, UltraShort DJ-UBS Natural Gas	2:30 p.m.	December 31
Ultra Australian Dollar, UltraShort Australian Dollar	4:00 p.m.	December 31
Ultra Euro, Short Euro, UltraShort Euro	4:00 p.m.	December 31
Ultra Yen, UltraShort Yen	4:00 p.m.	December 31
Ultra VIX Short-Term Futures ETF, VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	4:15 p.m.	December 31
VIX Mid-Term Futures ETF	4:15 p.m.	December 31

Although the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2012.

Market value per share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per share is calculated.

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund, the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s, and the VIX Funds’ final creation/redemption NAV for the year ended December 31, 2012.

Investment Valuation

Short-term investments are valued at amortized cost which approximates fair value. For financial reporting purposes, short-term investments are valued at their market price using information provided by a third-party pricing service or market quotations. In each of these situations, valuations are typically categorized as Level I in the fair value hierarchy.

Derivatives (e.g., futures contracts swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold, Silver, Australian Dollar and Short Euro Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold, Silver, Australian Dollar and Short Euro Funds are valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. For financial reporting purposes, all futures contracts are valued at the last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. If there was no sale on that day, and for non-exchange-traded derivatives, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. When market closing prices are not available, the Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

Fair value pricing may require subjective determinations about the value of an investment. While the Leveraged Funds’, the Short Euro Fund’s and the VIX Funds’ policies are intended to result in a calculation of a Leveraged Fund’s, the Short Euro Fund’s or a VIX Fund’s NAV that fairly reflects investment values as of the time of pricing, a Leveraged Fund, the Short Euro Fund or a VIX Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that a Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by a Leveraged Fund, the Short Euro Fund or a VIX Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

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

The following table summarizes the valuation of investments at December 31, 2012 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Ultra DJ-UBS Commodity	$6,240,951	$—	$—	$—	$(306,268)	$5,934,683
UltraShort DJ-UBS Commodity	2,803,904	—	—	—	148,502	2,952,406
Ultra DJ-UBS Crude Oil	437,662,650	21,960,410	—	—	33,333,620	492,956,680
UltraShort DJ-UBS Crude Oil	87,046,389	(4,029,721)	—	—	(5,607,060)	77,409,608
Ultra DJ-UBS Natural Gas	64,313,224	(3,816,950)	—	—	—	60,496,274
UltraShort DJ-UBS Natural Gas	10,042,731	409,135	—	—	—	10,451,866
Ultra Gold	350,624,904	(15,240)	(15,652,058)	—	—	334,957,606
UltraShort Gold	88,575,398	15,240	3,729,856	—	—	92,320,494
Ultra Silver	891,057,386	(40,020)	(145,740,706)	—	—	745,276,660
UltraShort Silver	86,206,701	40,020	19,307,685	—	—	105,554,406
Ultra Australian Dollar	3,570,894	(99,030)	—	—	—	3,471,864
UltraShort Australian Dollar	3,302,907	85,590	—	—	—	3,388,497
Ultra Euro	4,546,944	—	—	87,159	—	4,634,103
Short Euro	3,409,904	(55,056)	—	—	—	3,354,848
UltraShort Euro	553,430,562	—	—	(13,147,572)	—	540,282,990
Ultra Yen	4,587,918	—	—	(494,296)	—	4,093,622
UltraShort Yen	362,743,231	—	—	38,114,175	—	400,857,406
Ultra VIX Short-Term Futures ETF	97,440,843	2,057,062	—	—	301,351	99,799,256
VIX Short-Term Futures ETF	144,060,921	(221,419)	—	—	—	143,839,502
Short VIX Short-Term Futures ETF	53,686,352	(1,387,175)	—	—	—	52,299,177
VIX Mid-Term Futures ETF	79,930,866	(1,470,410)	—	—	—	78,460,456

Total Trust	$3,335,285,580	$13,432,436	$(138,355,223)	$24,559,466	$27,870,145	$3,262,792,404

At December 31, 2012, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2011 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Ultra DJ-UBS Commodity	$9,713,685	$—	$—	$—	$(707,177)	$9,006,508
UltraShort DJ-UBS Commodity	8,534,690	—	—	—	570,751	9,105,441
Ultra DJ-UBS Crude Oil	246,919,569	(1,365,330)	—	—	(10,007,396)	235,546,843
UltraShort DJ-UBS Crude Oil	131,934,193	247,040	—	—	2,645,240	134,826,473
Ultra DJ-UBS Natural Gas	—	(825,510)	—	—	—	(825,510)
UltraShort DJ-UBS Natural Gas	2,621,684	1,381,010	—	—	—	4,002,694
Ultra Gold	399,317,740	(41,660)	(80,836,280)	—	—	318,439,800
UltraShort Gold	164,673,175	41,800	33,401,358	—	—	198,116,333
Ultra Silver	771,925,669	(60,850)	(179,326,773)	—	—	592,538,046
UltraShort Silver	215,352,919	60,850	43,015,723	—	—	258,429,492
Ultra Euro	10,068,707	—	—	(518,212)	—	9,550,495
UltraShort Euro	1,012,174,281	—	—	67,430,954	—	1,079,605,235
Ultra Yen	5,366,875	—	—	102,727	—	5,469,602
UltraShort Yen	219,404,292	—	—	(4,364,146)	—	215,040,146
Ultra VIX Short-Term Futures ETF	—	(762,790)	—	—	—	(762,790)
VIX Short-Term Futures ETF	27,357,824	(1,575,970)	—	—	—	25,781,854
Short VIX Short-Term Futures ETF	—	90,180	—	—	—	90,180
VIX Mid-Term Futures ETF	89,392,389	(6,112,750)	—	—	—	83,279,639

Total Trust	$3,314,757,692	$(8,923,980)	$(183,745,972)	$62,651,323	$(7,498,582)	$3,177,240,481

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

Brokerage Commissions and Fees

Each Fund pays or will pay its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis. For the year ended December 31, 2012, the Sponsor paid and is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds.

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

Management of the Funds has reviewed all open tax years and major jurisdictions (i.e. the last four tax year ends and the interim tax period since then, as applicable) and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken under the interpretation to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) requiring disclosure of both gross and net information related to offsetting and related arrangements enabling users of its financial statements to understand the effect of those arrangements on the entity’s financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. Adoption of ASU 2011-11 will have no effect on the Funds’ net assets. At this time, management is evaluating any impact ASU 2011-11 may have on the Funds’ financial statements disclosures.

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

Accounting for Derivative Instruments

In seeking to achieve each Fund’s investment objective, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of investment positions, including derivative positions, which the Sponsor believes in combination should produce returns consistent with a Fund’s objective.

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

Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk or equity market volatility risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the market value of the underlying index or commodity and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal but some counterparty risk to the Funds since futures contracts are exchange-traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, guarantees the futures contracts against default. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified times during the day. Futures contracts prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting a Fund to substantial losses. If trading is not possible, or if a Fund determines not to close a futures position in anticipation of adverse price movements, the Fund will be required to make daily cash payments of variation margin. The risk of the Fund will be unable to close out a futures position will be minimized by entering into such transactions on a national exchange with an active and liquid secondary market.

Swap Agreements

Certain of the Funds enter into swap agreements for purposes of pursuing their investment objectives or as a substitute for investing directly in (or shorting) an underlying index, currency or commodity, or to create an economic hedge against a position. Swap agreements are two-party contracts entered into primarily with major global financial institutions for a specified period, ranging from a day to more than one year. In a standard swap transaction, two parties agree to exchange the returns earned or realized on a particular predetermined investment, instrument or index in exchange for a fixed or floating rate of return in respect of a predetermined notional amount. In the case of futures contracts based indices, such as those used by the Commodity Index Funds, the reference interest rate is zero, although a financing spread or fee is normally still applied. Transaction or commission costs are reflected in the benchmark level at which the transaction is entered into. The gross returns to be exchanged are calculated with respect to a notional amount and the benchmark returns to which the swap is linked. Swap agreements do not involve the delivery of underlying instruments.

Generally, swap agreements entered into by the Funds calculate and settle the obligations of the parties to the agreement on a “net basis” with a single payment. Consequently, each Fund’s current obligations (or rights) under a swap agreement will generally be equal only to the net amount to be paid or received under the agreement based on the relative values of such obligations (or rights) (the “net amount”). In a typical swap agreement entered into by a Matching VIX Fund or an Ultra Fund, the Matching VIX Fund or Ultra Fund would be entitled to settlement payments in the event the benchmark increases and would be required to make payments to the swap counterparties in the event the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay. In a typical swap agreement entered into by a Short Fund, an UltraShort Fund or the UltraPro Short Fund, the Short Fund, UltraShort Fund or the UltraPro Short Fund would be required to make payments to the swap counterparties in the event the benchmark increases and would be entitled to settlement payments in the event the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay.

The net amount of the excess, if any, of each Fund’s obligations over its entitlements with respect to each swap agreement is accrued on a daily basis and an amount of cash and/or securities having an aggregate NAV at least equal to such accrued excess is maintained for the benefit of the counterparty in a segregated account by the Funds’ Custodian. The net amount of the excess, if any, of each Fund’s entitlements over its obligations with respect to each swap agreement is accrued on a daily basis and an amount of cash and/or securities having an aggregate NAV at least equal to such accrued excess is maintained for the benefit of the Fund in a segregated account by the Fund’s Custodian. Until a swap agreement is settled in cash, the gain or loss on the notional amount less any transaction costs or trading spreads payable by each Fund on the notional amount are recorded as “unrealized appreciation or depreciation on swap agreements” and, when cash is exchanged, the gain or loss realized is recorded as “realized gains or losses on swap agreements.” Swap agreements are generally valued at the last settled price of the benchmark referenced index.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at December 31, 2012 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

The Funds, as applicable, collateralize swap agreements by segregating or designating cash and/or certain securities as indicated on the Statements of Financial Condition or Schedules of Investments. As noted above, such collateral is held for the benefit of the counterparty in a segregated tri-party account at the Custodian to protect the counterparty against non-payment by the Funds. In the event of a default by the counterparty, the Funds will seek withdrawal of this collateral from the segregated account and may incur certain costs in exercising its right with respect to the collateral.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, the Funds may experience significant delays in obtaining any recovery in a bankruptcy or other reorganizational proceeding. The Funds may obtain only limited recovery or may obtain no recovery in such circumstances.

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2012, the collateral posted by counterparties consisted of cash and U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2012, the collateral posted by counterparties consisted of cash and U.S. Treasury securities.

Participants in trading foreign exchange forward contracts often do not require margin deposits, but rely upon internal credit limitations and their judgments regarding the creditworthiness of their counterparties. In recent years, however, many OTC market participants in foreign exchange trading have begun to require their counterparties to post margin.

A Fund will typically enter into forward contracts only with major global financial institutions. The creditworthiness of each of the firms that is a party to a forward contract is monitored by the Sponsor.

Fair Value of Derivative Instruments

as of December 31, 2012

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$148,502		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreement	ProShares Ultra DJ-UBS Commodity	$306,268
		ProShares Ultra DJ-UBS Crude Oil	55,294,030	*		ProShares UltraShort DJ-UBS Crude Oil	9,636,781	*
		ProShares UltraShort DJ-UBS Natural Gas	409,135	*		ProShares Ultra DJ-UBS Natural Gas	3,816,950	*
		ProShares UltraShort Gold	3,745,096	*		ProShares Ultra Gold	15,667,298	*
		ProShares UltraShort Silver	19,347,705	*		ProShares Ultra Silver	145,780,726	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares UltraShort Australian Dollar	85,590	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Ultra Australian Dollar	99,030	*
		ProShares Ultra Euro	89,473			ProShares Ultra Euro	2,314
						ProShares UltraShort Euro	13,398,619
		ProShares UltraShort Euro	251,047			ProShares Short Euro	55,056	*
		ProShares Ultra Yen	13,523			ProShares Ultra Yen	507,819
		ProShares UltraShort Yen	38,346,817			ProShares UltraShort Yen	232,642
VIX Futures Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forwards agreement	ProShares VIX Short-Term Futures ETF	2,368,824	*	Payable on open futures contracts, unrealized depreciation on swap and/or forwards agreement	ProShares VIX Short-Term Futures ETF	2,590,243	*
		ProShares Ultra VIX Short-Term Futures ETF	4,034,873	*		ProShares Ultra VIX Short-Term Futures ETF	1,676,460	*
		ProShares Short VIX Short-Term Futures ETF	627,059	*		ProShares Short VIX Short-Term Futures ETF	2,014,234	*
		ProShares VIX Mid-Term Futures ETF	233,160	*		ProShares VIX Mid-Term Futures ETF	1,703,570	*

		Total Trust	$124,994,834	*		Total Trust	$197,488,010	*

Fair Value of Derivative Instruments

as of December 31, 2011

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$570,751		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$707,177
		ProShares UltraShort DJ-UBS Crude Oil	3,145,557	*		ProShares Ultra DJ-UBS Crude Oil	11,372,726	*
		ProShares UltraShort DJ-UBS Natural Gas	1,381,010	*		ProShares UltraShort DJ-UBS Crude Oil	253,277
		ProShares UltraShort Gold	33,443,158	*		ProShares Ultra DJ-UBS Natural Gas	825,510	*
		ProShares UltraShort Silver	45,078,871	*		ProShares Ultra Gold	80,877,940	*
						ProShares Ultra Silver	179,387,623	*
						ProShares UltraShort Silver	2,002,298
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	6,850		Unrealized depreciation on foreign currency forward contracts	ProShares Ultra Euro	525,062
		ProShares UltraShort Euro	69,475,850			ProShares UltraShort Euro	2,044,896
		ProShares Ultra Yen	103,610			ProShares Ultra Yen	883
		ProShares UltraShort Yen	234,106			ProShares UltraShort Yen	4,598,252
VIX Futures Contracts	Receivables on open futures contracts	ProShares Ultra VIX Short-Term Futures ETF	141,600	*	Payable on open futures contracts	ProShares Ultra VIX Short-Term Futures ETF	904,390	*
		ProShares VIX Short-Term Futures ETF	295,500	*		ProShares VIX Short-Term Futures ETF	1,871,470	*
		ProShares Short VIX Short-Term Futures ETF	181,280	*		ProShares Short VIX Short-Term Futures ETF	91,100	*
		ProShares VIX Mid-Term Futures ETF	93,000	*		ProShares VIX Mid-Term Futures ETF	6,205,750	*

		Total Trust	$154,151,143	*		Total Trust	$291,668,354	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2012

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$(536,107)	$400,909
		ProShares UltraShort DJ-	761,879	(422,249)
		UBS Commodity
		ProShares Ultra DJ-UBS	(84,061,967)	66,666,756
		Crude Oil
		ProShares UltraShort DJ-	47,564,763	(12,529,061)
		UBS Crude Oil
		ProShares Ultra DJ-UBS	(2,839,309)	(2,991,440)
		Natural Gas
		ProShares UltraShort DJ-	1,212,600	(971,875)
		UBS Natural Gas
		ProShares Ultra Gold	(33,592,896)	65,210,642
		ProShares UltraShort Gold	(10,067,498)	(29,698,062)
		ProShares Ultra Silver	(66,426,492)	33,606,897
		ProShares UltraShort Silver	(28,114,972)	(23,728,868)
Foreign Exchange Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra	265,990	(99,030)
		Australian Dollar
		ProShares UltraShort	(288,740)	85,590
		Australian Dollar
		ProShares Ultra Euro	(398,504)	605,371
		ProShares Short Euro	(164,400)	(55,056)
		ProShares UltraShort	46,946,419	(80,578,526)
		Euro
		ProShares Ultra Yen	(601,937)	(597,023)
		ProShares UltraShort Yen	27,341,631	42,478,321
VIX Futures Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra VIX	(509,421,864)	3,121,203
		Short-Term Futures ETF
		ProShares VIX Short-	(160,953,587)	1,354,551
		Term Futures ETF
		ProShares Short VIX	13,203,419	(1,477,355)
		Short-Term Futures ETF
		ProShares VIX Mid-Term	(75,241,919)	4,642,340
		Futures ETF

		Total Trust	$(835,413,491)	$65,024,035

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2011

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$ (2,051,498)	$ (2,462,927)
		ProShares UltraShort DJ-UBS Commodity	(3,511,808)	734,901
		ProShares Ultra DJ-UBS Crude Oil	110,381,975	(22,435,130)
		ProShares UltraShort DJ-UBS Crude Oil	26,720,866	9,388,308
		ProShares Ultra DJ-UBS Natural Gas	(1,481,685)	(825,510)
		ProShares UltraShort DJ-UBS Natural Gas	1,776,461	1,381,010
		ProShares Ultra Gold	100,088,064	(89,908,507)
		ProShares UltraShort Gold	(45,179,461)	36,727,299
		ProShares Ultra Silver	(209,477,092)	(228,635,411)
		ProShares UltraShort Silver	(171,361,321)	53,606,338
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares Ultra Euro	354,369	(866,391)
		ProShares UltraShort Euro	(5,409,463)	90,625,031
		ProShares Ultra Yen	564,813	(180,776)
		ProShares UltraShort Yen	(50,029,053)	11,773,508
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares Ultra VIX Short-Term Futures ETF	(3,524,662)	(762,790)
		ProShares VIX Short-Term Futures ETF	3,732,227	(1,575,970)
		ProShares Short VIX Short-Term Futures ETF	1,355,975	90,180
		ProShares VIX Mid-Term Futures ETF	(514,060)	(6,112,750)

		Total Trust	$(247,565,353)	$(149,439,587)

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2010

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swaps and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$2,383,511	$577,782
		ProShares UltraShort DJ-UBS Commodity	(691,056)	52,455
		ProShares Ultra DJ-UBS Crude Oil	151,266,418	(26,944,472)
		ProShares UltraShort DJ-UBS Crude Oil	15,021,223	(2,449,639)
		ProShares Ultra Gold	76,437,234	14,459,027
		ProShares UltraShort Gold	(37,770,759)	(5,467,343)
		ProShares Ultra Silver	216,253,186	57,044,775
		ProShares UltraShort Silver	(89,054,103)	(13,573,564)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation/depreciation on foreign currency forward contracts	ProShares Ultra Euro	(602,156)	625,437
		ProShares UltraShort Euro	48,542,523	(25,149,044)
		ProShares Ultra Yen	826,717	599,316
		ProShares UltraShort Yen	(22,116,381)	(21,002,722)

		Total Trust	$360,496,357	$(21,227,992)

NOTE 4—AGREEMENTS

Management Fee

Each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund pays or will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV of such Fund. Each Managed Futures Fund will pay the Sponsor a Management Fee monthly in arrears, in an amount equal to 0.75% per annum of its average daily NAV of such Fund. The Sponsor did not and will not charge its fee in the first year of operation of each Fund in an amount equal to the organization and offering costs. The Sponsor reimbursed or will reimburse each Fund to the extent that its offering costs exceed the Management Fee for the first year of operations. The Management Fee is or will be paid in consideration of the Sponsor’s services as commodity pool operator and commodity trading advisor, and for managing the business and affairs of the Funds. From the Management Fee, the Sponsor pays or will pay the fees and expenses of the Administrator, Custodian, Distributor, ProFunds Distributors, Inc. (“PDI”), an affiliated broker-dealer of the Sponsor, Transfer Agent and any index licensors for the Funds , the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual K-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of a Fund, and report preparation and mailing expenses. For the year ended December 31, 2012, the Sponsor paid and is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds. Each Fund incurs and pays, and each New Fund will incur and pay, its non-recurring and unusual fees and expenses.

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

Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor pays or will pay all of the routine operational, administrative and other ordinary expenses of each Fund generally, as determined by the Sponsor including, but not limited to, fees and expenses of the Administrator, Custodian, Distributor, PDI, Transfer Agent, accounting and auditing fees and expenses, tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund, FINRA filing fees, individual Schedule K-1 preparation and mailing fees not exceeding 0.10% per annum of the NAV of a Fund, and report preparation and mailing expenses.

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

NOTE 5—ORGANIZATION AND OFFERING COSTS

Organization and offering costs are expensed as incurred and offering costs will be amortized by the Funds over a twelve month period on a straight-line basis beginning once the fund commences operations. The Sponsor did not and will not charge its Management Fee in the first year of operations of any Fund in an amount equal to the organization and offering costs. The Sponsor reimbursed or will reimburse each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund, to the extent that its organization and offering costs exceeded 0.95% of its average daily NAV for the first year of operations. The Sponsor reimbursed each Matching VIX Fund if its organization and offering costs exceeded 0.85% of its average daily NAV for the first year of operations. The Sponsor will reimburse each Managed Futures Fund to the extent that its offering costs exceed 0.75% of its average daily NAV for the first year of operations.

At December 31, 2012, amounts payable for offering costs are reflected in the Statement of Financial Condition for each New Fund.

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

Authorized Participants may pay a fixed transaction fee of up to $500 in connection with each order to create or redeem a Creation Unit in order to compensate BBH&Co., as the Administrator, the Custodian and the Transfer Agent of each Fund and its Shares, for services in processing the creation and redemption of Creation Units and to offset the costs of increasing or decreasing derivative positions. Authorized Participants also may pay a variable transaction fee to the Fund of up to 0.10% of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of the transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.

Transaction fees for the years ended December 31, 2012, 2011 and 2010, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Ultra DJ-UBS Commodity	$603	$1,754	$5,561
UltraShort DJ-UBS Commodity	1,344	34,814	1,911
Ultra DJ-UBS Crude Oil	317,803	532,022	560,895
UltraShort DJ-UBS Crude Oil	120,983	244,564	241,115
Ultra DJ-UBS Natural Gas	19,179	641	—
UltraShort DJ-UBS Natural Gas	6,200	400	—
Ultra Gold	26,057	43,207	38,269
UltraShort Gold	15,695	57,263	24,530
Ultra Silver	164,212	454,059	77,861
UltraShort Silver	148,662	457,001	56,371
Ultra Australian Dollar	—	—	—
UltraShort Australian Dollar	—	—	—
Ultra Euro	—	—	—
Short Euro	—	—	—
UltraShort Euro	—	—	—
Ultra Yen	—	—	—
UltraShort Yen	—	—	—
Ultra VIX Short-Term Futures ETF	639,726	3,421	—
VIX Short-Term Futures ETF	—	—	—
Short VIX Short-Term Futures ETF	119,942	754	—
VIX Mid-Term Futures ETF	—	—	—

Total Trust	$1,580,406	$1,829,900	$1,006,513

NOTE 7—FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the period ended December 31, 2012:

Ultra ProShares

For the Year Ended December 31, 2012

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil	Ultra DJ- UBS Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2011	$25.8805	$40.8828	$101.9786	$75.9066	$43.1903	$23.8860	$36.4704
Net investment income (loss)	(0.2291)	(0.2904)	(0.5205)	(0.7680)	(0.4322)	(0.2106)	(0.2962)
Net realized and unrealized gain (loss) #	(1.2639)	(11.1983)	(62.4091)	8.6248	0.2146	0.6745	(7.9902)
Change in net asset value from operations	(1.4930)	(11.4887)	(62.9296)	7.8568	(0.2176)	0.4639	(8.2864)
Net asset value, at December 31, 2012	$24.3875	$29.3941	$39.0490	$83.7634	$42.9727	$24.3499	$28.1840
Market value per share, at December 31, 2011†	$25.64	$40.94	$101.35	$79.01	$41.65	$23.87	$36.50
Market value per share, at December 31, 2012†	$23.93	$29.32	$39.24	$85.34	$44.10	$24.32	$28.28
Total Return, at net asset value	(5.8)%	(28.1)%	(61.7)%	10.4%	(0 .5)%	1.9%	(22.7)%
Total Return, at market value	(6.7)%	(28.4)%	(61.3)%	8.0%	5.9%	1.9%	(22.5)%
Ratios to Average Net Assets
Expense ratio	(0.95)%	(0.97)%	(1.21)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.91)%	(1.15)%	(0.88)%	(0.88)%	(0.90)%	(0.88)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

UltraShort ProShares

For the Period Ended December 31, 2012

Per Share Operating Performance	UltraShort DJ-UBS Commodity	UltraShort DJ-UBS Crude Oil	UltraShort DJ-UBS Natural Gas*	UltraShort Gold*	UltraShort Silver*	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2011	$56.9207	$38.8151	$23.8053	$82.7114	$76.6771	$20.3357	$40.9557
Net investment income (loss)	(0.4894)	(0.3595)	(0.3893)	(0.5901)	(0.4806)	(0.1804)	(0.3847)
Net realized and unrealized gain (loss) #	(2.3292)	1.8523	2.1191	(18.2525)	(24.8014)	(1.1381)	10.1867
Change in net asset value from operations	(2.8186)	1.4928	1.7298	(18.8426)	(25.2820)	(1.3185)	9.8020
Net asset value, at December 31, 2012	$54.1021	$40.3079	$25.5351	$63.8688	$51.3951	$19.0172	$50.7577
Market value per share, at December 31, 2011†	$56.19	$38.69	$23.96	$79.24	$79.35	$20.35	$40.95
Market value per share, at December 31, 2012†	$51.64	$40.44	$25.41	$62.60	$50.07	$19.01	$50.77
Total Return, at net asset value	(5.0)%	3.8%	7.3%	(22.8)%	(33.0)%	(6.5)%	23.9%
Total Return, at market value	(8.1)%	4.5%	6.1%	(21.0)%	(36.9)%	(6.6)%	24.0%
Ratios to Average Net Assets
Expense ratio	(0.95)%	(0.98)%	(1.39)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.91)%	(1.33)%	(0.89)%	(0.89)%	(0.89)%	(0.88)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

New Currency and VIX ProShares

For the Period Ended December 31, 2012

Per Share Operating Performance	Ultra Australian Dollar+		UltraShort Australian Dollar+		Short Euro++		Ultra VIX Short- Term Futures ETF*	VIX Short- Term Futures ETF	Short VIX Short- Term Futures ETF*	VIX Mid- Term Futures ETF
Net asset value, beginning of period	$40.0000		$40.0000		$40.0000		$741.0464	$76.3738	$25.8664	$74.1396
Net investment income (loss)	(0.1740)		(0.1633)		(0.1799)		(0.9608)	(0.2057)	(0.8380)	(0.4050)
Net realized and unrealized gain (loss)	1.6726		(2.0286)		(2.1916)		(719.9538)	(59.3806)	41.1014	(39.0343)
Change in net asset value from operations	1.4986		(2.1919)		(2.3715)		(720.9146)	(59.5863)	40.2634	(39.4393)
Net asset value, at December 31, 2012	$41.4986		$37.8081		$37.6285		$20.1318	$16.7875	$66.1298	$34.7003
Market value per share, at December 31, 2011†	$40.00		$40.00		$40.00		$729.60	$75.74	$26.14	$74.13
Market value per share, at December 31, 2012†	$41.45		$37.74		$37.64		$20.90	$17.01	$65.45	$34.22
Total Return, at net asset value	3.7	%^	(5.5	)%^	(5.9	)%^	(97.3)%	(78.0)%	155.7%	(53.2)%
Total Return, at market value	3.6	%^	(5.7	)%^	(5.9	)%^	(97.1)%	(77.5)%	150.4%	(53.8)%
Ratios to Average Net Assets
Expense ratio	(1.00	)%**	(1.00	)%**	(0.96	)%**	(1.77)%	(0.85)%	(1.63)%	(0.85)%
Expense ratio, excluding brokerage commissions	(0.95	)%**	(0.95	)%**	(0.95	)%**	(0.95)%	(0.85)%	(0.95)%	(0.85)%
Net investment income (loss)	(0.92	)%**	(0.92	)%**	(0.89	)%**	(1.73)%	(0.79)%	(1.56)%	(0.80)%

+	From commencement of operations, July 17, 2012, through December 31, 2012.
++	From commencement of operations, June 26, 2012, through December 31, 2012.
*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2012.

The returns for a share outstanding for 2011 are calculated based on the initial offering price upon commencement of investment operations of $40.0000 for ProShares Ultra Australian Dollar, UltraShort Australian Dollar and Short Euro.

**	Percentages are annualized.

Selected data for a Share outstanding throughout the period ended December 31, 2011:

Ultra ProShares

For the Period Ended December 31, 2011

Per Share Operating Performance	Ultra DJ- UBS Commodity+	Ultra DJ- UBS Crude Oil*+	Ultra DJ- UBS Natural Gas*++		Ultra Gold+	Ultra Silver*+	Ultra Euro+	Ultra Yen+
Net asset value, beginning of period	$36.3723	$50.0017	$200.0000		$69.2163	$78.1431	$25.7644	$33.4918
Net investment income (loss)	(0.3045)	(0.3807)	(0.4556)		(0.7724)	(0.7715)	(0.2495)	(0.3160)
Net realized and unrealized gain (loss)#	(10.1873)	(8.7382)	(97.5658)		7.4627	(34.1813)	(1.6289)	3.2946
Change in net asset value from operations	(10.4918)	(9.1189)	(98.0214)		6.6903	(34.9528)	(1.8784)	2.9786
Net asset value, at December 31, 2011	$25.8805	$40.8828	$101.9786		$75.9066	$43.1903	$23.8860	$36.4704
Market value per share, at December 31, 2010†	$36.27	$49.98	$200.00		$70.72	$79.30	$25.86	$33.29
Market value per share, at December 31, 2011†	$25.64	$40.94	$101.35		$79.01	$41.65	$23.87	$36.50
Total Return, at net asset value	(28.8)%	(18.2)%	(49.0	)%^	9.7%	(44.7)%	(7.3)%	8.9%
Total Return, at market value	(29.3)%	(18.1)%	(49.3	)%^	11.7%	(47.5)%	(7.7)%	9.6%
Ratios to Average Net Assets
Expense ratio	(0.95)%	(0.98)%	(1.25	)%**	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95	)%**	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.93)%	(1.25	)%**	(0.91)%	(0.90)%	(0.90)%	(0.91)%

*	See Note 1 of these Notes to Financial Statements.
+	For the year ended December 31, 2011.
++	From commencement of operations, October 4, 2011, through December 31, 2011.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2011.

The returns for a share outstanding for 2011 are calculated based on the initial offering price upon commencement of investment operations of $40.0000.

**	Percentages are annualized.

UltraShort ProShares

For the Period Ended December 31, 2011

Per Share Operating Performance	UltraShort DJ-UBS Commodity*+	UltraShort DJ-UBS Crude Oil*+	UltraShort DJ-UBS Natural Gas*++		UltraShort Gold*+	UltraShort Silver*+	UltraShort Euro+	UltraShort Yen*+
Net asset value, beginning of period	$47.9976	$50.8516	$13.3333		$113.4823	$199.4634	$20.2928	$47.0232
Net investment income (loss)	(0.4380)	(0.4253)	(0.0520)		(0.7368)	(0.7285)	(0.1657)	(0.3964)
Net realized and unrealized gain (loss)#	9.3611	(11.6112)	10.5240		(30.0341)	(122.0578)	0.2086	(5.6711)
Change in net asset value from operations	8.9231	(12.0365)	10.4720		(30.7709)	(122.7863)	0.0429	(6.0675)
Net asset value, at December 31, 2011	$56.9207	$38.8151	$23.8053		$82.7114	$76.6771	$20.3357	$40.9557
Market value per share, at December 31, 2010†	$48.30	$50.85	$13.33		$111.20	$196.40	$20.31	$47.01
Market value per share, at December 31, 2011†	$56.19	$38.69	$23.96		$79.24	$79.35	$20.35	$40.95
Total Return, at net asset value	18.6%	(23.7)%	78.5	%^	(27.1)%	(61.6)%	0.2%	(12.9)%
Total Return, at market value	16.3%	(23.9)%	79.7	%^	(28.7)%	(59.6)%	0.2%	(12.9)%
Ratios to Average Net Assets
Expense ratio	(0.95)%	(0.99)%	(1.29	)%**	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95	)%**	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.94)%	(1.28	)%**	(0.91)%	(0.91)%	(0.91)%	(0.89)%

*	See Note 1 of these Notes to Financial Statements.
+	For the year ended December 31, 2011.
++	From commencement of operations, October 4, 2011, through December 31, 2011.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2011.

The returns for a share outstanding for 2011 are calculated based on the initial offering price upon commencement of investment operations of $40.0000.

**	Percentages are annualized.

VIX ProShares

For the Period Ended December 31, 2011

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF*+		VIX Short- Term Futures ETF++		Short VIX Short-Term Futures ETF*+		VIX Mid- Term Futures ETF++
Net asset value, beginning of period	$2400.0000		$80.0000		$20.0000		$80.0000
Net investment income (loss)	(3.5690)		(0.5192)		(0.0699)		(0.5950)
Net realized and unrealized gain (loss)#	(1655.3846)		(3.1070)		5.9363		(5.2654)
Change in net asset value from operations	(1658.9536)		(3.6262)		5.8664		(5.8604)
Net asset value, at December 31, 2011	$741.0464		$76.3738		$25.8664		$74.1396
Market value per share, at December 31, 2010†	$2400.00		$80.00		$20.00		$80.00
Market value per share, at December 31, 2011†	$729.60		$75.74		$26.14		$74.13
Total Return, at net asset value	(69.1	)%^	(4.5	)%^	29.3	%^	(7.3	)%^
Total Return, at market value	(69.6	)%^	(5.3	)%^	30.7	%^	(7.3	)%^
Ratios to Average Net Assets
Expense ratio	(1.41	)%**	(0.85	)%**	(1.19	)%**	(0.85	)%**
Expense ratio, excluding brokerage commissions	(0.95	)%**	(0.85	)%**	(0.95	)%**	(0.85	)%**
Net investment income (loss)	(1.41	)%**	(0.81	)%**	(1.19	)%**	(0.82	)%**

*	See Note 1 of these Notes to Financial Statements.
+	From commencement of operations, October 3, 2011, through December 31, 2011.
++	From commencement of operations, January 3, 2011, through December 31, 2011.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2011.

The returns for a share outstanding for 2011 are calculated based on the initial offering price upon commencement of investment operations of $40.0000 for ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF and $80.0000 for ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF.

**	Percentages are annualized.

Selected data for a Share outstanding throughout the year ended December 31, 2010:

Ultra ProShares

For the Year Ended December 31, 2010

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil*	Ultra Gold	Ultra Silver*	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2009	$28.2051	$50.4982	$44.0778	$28.5129	$30.1257	$26.1393
Net investment income (loss)	(0.2066)	(0.3581)	(0.4407)	(0.3070)	(0.2022)	(0.2376)
Net realized and unrealized gain (loss)#	8.3738	(0.1384)	25.5792	49.9372	(4.1591)	7.5901
Change in net asset value from operations	8.1672	(0.4965)	25.1385	49.6302	(4.3613)	7.3525
Net asset value, at December 31, 2010	$36.3723	$50.0017	$69.2163	$78.1431	$25.7644	$33.4918
Market value per share, at December 31, 2009†	$28.43	$50.72	$44.68	$28.08	$30.17	$26.58
Market value per share, at December 31, 2010†	$36.27	$49.98	$70.72	$79.30	$25.86	$33.29
Total Return, at net asset value^	29.0%	(1.0)%	57.0%	174.1%	(14.5)%	28.1%
Total Return, at market value^	27.6%	(1.5)%	58.3%	182.4%	(14.3)%	25.2%
Ratios to Average Net Assets**
Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.78)%	(0.86)%	(0.81)%	(0.81)%	(0.81)%	(0.81)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

UltraShort ProShares

For the Year Ended December 31, 2010

Per Share Operating Performance	UltraShort DJ-UBS Commodity*	UltraShort DJ-UBS Crude Oil*	UltraShort Gold*	UltraShort Silver*	UltraShort Euro	UltraShort Yen*
Net asset value, at December 31, 2009	$73.1052	$68.4432	$209.6205	$941.8415	$18.6755	$64.2739
Net investment income (loss)	(0.6245)	(0.5639)	(1.2511)	(3.9725)	(0.1694)	(0.4349)
Net realized and unrealized gain (loss)#	(24.4831)	(17.0277)	(94.8871)	(738.4056)	1.7867	(16.8158)
Change in net asset value from operations	(25.1076)	(17.5916)	(96.1382)	(742.3781)	1.6173	(17.2507)
Net asset value, at December 31, 2010	$47.9976	$50.8516	$113.4823	$199.4634	$20.2928	$47.0232
Market value per share, at December 31, 2009†	$73.25	$68.25	$207.00	$958.00	$18.70	$63.90
Market value per share, at December 31, 2010†	$48.30	$50.85	$111.20	$196.40	$20.31	$47.01
Total Return, at net asset value	(34.3)%	(25.7)%	(45.9)%	(78.8)%	8.7%	(26.8)%
Total Return, at market value	(34.1)%	(25.5)%	(46.3)%	(79.5)%	8.6%	(26.4)%
Ratios to Average Net Assets
Expense ratio	(0.95)%	(1.01)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.82)%	(0.88)%	(0.81)%	(0.81)%	(0.79)%	(0.80)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

NOTE 8—RISK

Correlation and Compounding Risk

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than a single day (as measured from NAV calculation time to NAV calculation time). The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from two times (2x), the inverse (-1x), two times the inverse (-2x) or three times the inverse (-3x) of the return of the Geared Fund’s benchmark for the period. A Fund will lose money if its index performance is flat over time, and it is possible for a Geared Fund to lose money over time even if the performance of its index increases (or decreases in the case of Short, UltraShort or UltraPro Short Funds), as a result of daily rebalancing, the benchmark’s volatility and compounding. Longer holding periods, higher index volatility, inverse exposure and greater leverage each affect the impact of compounding on a Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Fund’s underlying index. The Matching VIX Funds and Managed Futures Funds seek to achieve their stated investment objective both over a single day and over time.

Each Ultra, UltraShort or UltraPro Short Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra Fund with a 2x multiple should be approximately two times as volatile on a daily basis as is the return of a fund with an objective of matching the same benchmark. The daily return of a Short, UltraShort Fund or UltraPro Short Fund is designed to return the inverse (-1), two times the inverse (-2x) or three times the inverse (-3x) of the return that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present different risks than other funds. The Leveraged Funds use leverage and are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Daily objective geared funds, if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets, can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor and/or periodically rebalance their portfolios. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.

While the Funds expect to meet their investment objectives, several factors may affect their ability to do so. Among these factors are: (1) the Sponsor’s ability to purchase and sell Financial Instruments in a manner that correlates to a Fund’s objective; (2) an imperfect correlation between the performance of Financial Instruments held by a Fund and the performance of the applicable benchmarks; (3) bid-ask spreads on such instruments; (4) fees, expenses, transaction costs, financing costs associated with the use of derivatives and commission costs; (5) holding instruments traded in a market that has become illiquid or disrupted; (6) a Fund’s Share prices being rounded to the nearest cent and/or valuation methodology; (7) changes to a benchmark index that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; and (10) accounting standards.

A number of factors may affect a Geared Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that a Fund will achieve a high degree of correlation. Failure to achieve a high degree of correlation may prevent a Geared Fund from achieving its investment objective. In order to achieve a high degree of correlation with their underlying benchmarks, the Geared Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or over-exposed to the benchmark may prevent such Funds from achieving a high degree of correlation with such benchmark. Market disruptions or closure, large amounts of assets into or out of the Geared Funds, regulatory restrictions or extreme market volatility will adversely affect such Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Because of this, it is unlikely that the Geared Funds will be perfectly exposed (i.e., 2x, -1x, -2x or -3x, as applicable) to its benchmark at the end of each day, and the likelihood of being materially under- or over-exposed is higher on days when the benchmark levels are volatile near the close of the trading day. In addition, unlike other funds that do not rebalance their portfolios as frequently, each Geared Fund may be subject to increased trading costs associated with daily portfolio rebalancing in order to maintain appropriate exposure to the underlying benchmarks.

Counterparty Risk

Certain of the Funds will use swap agreements and/or forward contracts as a means to achieve their respective investment objectives. Such Funds will use either swap agreements and/or forward contracts referencing their respective benchmarks. These Funds may also invest in other swap agreements or forward contracts if such instruments tend to exhibit trading prices or returns that correlate with the benchmark or a component of the benchmark and will further the investment objective of the Fund. Certain Funds may invest in swap agreements or forward contracts if position accountability rules or position limits are reached with respect to specific futures contracts or the market for a specific futures contract experiences emergencies (e.g., natural disaster, terrorist attack or an act of God) or disruptions (e.g., a trading halt or a flash crash) that prevent the Funds from obtaining the appropriate amount of investment exposure to the affected futures contract or certain other futures contracts. Although unlikely, those Funds, under these circumstances, could have 100% exposure to swap agreements or forward contracts.

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

The Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, subject to certain minimum thresholds; however there are no limitations on the percentage of its assets each Fund may invest in swap agreements or forward contracts with a particular counterparty. To the extent any such collateral is insufficient or there are delays in accessing the collateral, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings. The Funds typically enter into transactions only with major global financial institutions.

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

Leverage Risk

The Leveraged Funds may utilize leverage in seeking to achieve their respective investment objectives and will lose more money in market environments adverse to their respective daily investment objectives than funds that do not employ leverage. The use of leveraged and/or inverse leveraged positions could result in the total loss of an investor’s investment.

For example, because the Ultra Funds, UltraShort Funds and UltraPro Short Fund include a two times (2x), a two times the inverse (-2x) or a three times the inverse (-3x) multiplier, a single-day movement in the relevant benchmark approaching 50% at any point in the day (for an Ultra or UltraShort Fund) or 33% (for the UltraPro Short Fund) could result in the total loss or almost total loss of an investor’s investment if that movement is contrary to the investment objective of the Fund in which an investor has invested, even if such Fund’s benchmark subsequently moves in an opposite direction, eliminating all or a portion of the movement. This would be the case with downward single-day or intraday movements in the underlying benchmark of an Ultra Fund or upward single-day or intraday movements in the benchmark of an UltraShort or UltraPro Short Fund, even if the underlying benchmark maintains a level greater than zero at all times.

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

NOTE 9—LEGAL PROCEEDINGS

The Trust and certain principals of the Sponsor have been named as defendants (along with several other parties) in a consolidated class action lawsuit filed in the United States District Court for the Southern District of New York, styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935. The complaint, as amended, alleged that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by including untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs and allegedly failing to adequately disclose the Funds’ investment objectives and risks. The six Funds of the Trust named in the complaint were ProShares Ultra Silver, ProShares UltraShort Gold, ProShares Ultra Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort Silver. On September 10, 2012, the District Court issued an Opinion and Order dismissing the class action lawsuit in its entirety. On December 17, 2012, the plaintiffs filed an appeal brief to the United States Court of Appeals for the Second Circuit. The Trust believes the complaint is without merit and that the anticipated outcome will not adversely impact the operation of the Trust or any of its Funds. Accordingly, no loss contingency has been recorded in the balance sheet and the amount of loss, if any, cannot be reasonably estimated at this time.

NOTE 10—SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Trust’s and the Funds’ financial statements through the date the financial statements were issued. The subsequent events were as follows:

The Dow Jones-UBS Commodity IndexSM (the “Dow Jones-UBS”) is comprised of 5 different commodity sectors: energy, livestock, industrial metals, precious metals and agriculture. Prior to January 2013, these five sectors tracked futures contracts prices of 20 specific commodities: natural gas, WTI crude oil, brent crude, unleaded gasoline, heating oil, live cattle, lean hogs, wheat, corn, soybeans, soybean oil, aluminum, copper, zinc, nickel, gold, silver, sugar, cotton and coffee. In January 2013, the Dow Jones-UBS added two additional commodities: Hard Red Winter Wheat (KBWT) and soybean meal. The Dow Jones-UBS is designed to minimize concentration in any one commodity or sector. Prior to January 2013, no single commodity could constitute less than 2% or more than 15% of the index. In January 2013, the 2% floor was eliminated and commodities in the index may have target weights lower than 2%. No related group of commodities (e.g., energy, precious metals, livestock or grains) may constitute more than 33% of the index as of the annual reweighting of the components. The Dow Jones-UBS family of indices also includes ten sub-indexes that group commodities based on type, as well as single commodity sub-indexes representing each of the commodities that are currently tracked by the Dow Jones-UBS.

As of January 2013, the target weightings of all Dow Jones-UBS components are:

Commodity	Weight ()%
Natural Gas	10.42%
WTI Crude Oil	9.21%
Brent Crude	5.79%
Unleaded Gasoline	3.46%
Heating Oil	3.52%
Live Cattle	3.28%
Lean Hogs	1.90%
Wheat	3.43%
KCBT Wheat	1.32%
Corn	7.05%
Soybeans	5.49%
Soybean Oil	2.74%
Soy Meal	2.61%
Aluminum	4.91%
Copper	7.28%
Zinc	2.52%
Nickel	2.24%
Gold	10.82%
Silver	3.90%
Sugar	3.89%
Cotton	1.77%
Coffee	2.44%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg
By: Louis Mayberg Principal Executive Officer Date: March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Louis Mayberg
By: Louis Mayberg Principal Executive Officer Date: March 1, 2013

/s/ Edward Karpowicz
By: Edward Karpowicz Principal Financial Officer Date: March 1, 2013