Form 10-Q
period 2013-03-31
ProShares Trust II
filed 2013-05-10
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

PROSHARES TRUST II

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$341,101	$296,119
Short-term U.S. government and agency obligations (Note 3) (cost $3,062,693 and $2,803,598, respectively)	3,062,812	2,803,904
Unrealized appreciation on swap agreements	—	148,502

Total assets	3,403,913	3,248,525

Liabilities and shareholders’ equity
Liabilities
Management fee payable	4,997	2,560
Unrealized depreciation on swap agreements	92,919	—

Total liabilities	97,916	2,560

Shareholders’ equity
Shareholders’ equity	3,305,997	3,245,965

Total liabilities and shareholders’ equity	$3,403,913	$3,248,525

Shares outstanding	59,997	59,997

Net asset value per share	$55.10	$54.10

Market value per share (Note 2)	$51.14	$51.64

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (93% of shareholders’ equity)
U.S. Treasury Bills:
0.096% due 04/18/13†	$1,232,000	$1,231,980
0.101% due 05/16/13†	1,413,000	1,412,903
0.072% due 06/27/13	418,000	417,929

Total short-term U.S. government and agency obligations (cost $3,062,693)		$3,062,812

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	04/08/13	$(4,670,170)	$(64,434)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	04/08/13	(1,918,450)	(28,485)

			$(92,919)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of March 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Investment Income
Interest	$725	$681

Expenses
Management fee	7,585	20,184

Total expenses	7,585	20,184

Net investment income (loss)	(6,860)	(19,503)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	308,498	74,310
Short-term U.S. government and agency obligations	2	—

Net realized gain (loss)	308,500	74,310

Change in net unrealized appreciation/depreciation on
Swap agreements	(241,421)	(361,088)
Short-term U.S. government and agency obligations	(187)	353

Change in net unrealized appreciation/depreciation	(241,608)	(360,735)

Net realized and unrealized gain (loss)	66,892	(286,425)

Net income (loss)	$60,032	$(305,928)

Net income (loss) per weighted-average share	$1.00	$(1.91)

Weighted-average shares outstanding	59,997	159,997

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$3,245,965

Net investment income (loss)	(6,860)
Net realized gain (loss)	308,500
Change in net unrealized appreciation/depreciation	(241,608)

Net income (loss)	60,032

Shareholders’ equity, at March 31, 2013	$3,305,997

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$60,032	$(305,928)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(259,095)	25,255
Change in unrealized appreciation/depreciation on investments	241,608	360,735
Increase (Decrease) in management fee payable	2,437	(548)

Net cash provided by (used in) operating activities	44,982	79,514

Net increase (decrease) in cash	44,982	79,514
Cash, beginning of period	296,119	9,060

Cash, end of period	$341,101	$88,574

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$1,101,493	$658,676
Segregated cash balances with brokers for futures contracts	7,563,600	4,401,374
Short-term U.S. government and agency obligations (Note 3) (cost $145,470,481 and $87,042,320, respectively)	145,473,612	87,046,389
Receivable from capital shares sold	—	4,031,477

Total assets	154,138,705	96,137,916

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,350,973	979,336
Management fee payable	246,684	70,254
Unrealized depreciation on swap agreements	11,368,414	5,607,060

Total liabilities	12,966,071	6,656,650

Shareholders’ equity
Shareholders’ equity	141,172,634	89,481,266

Total liabilities and shareholders’ equity	$154,138,705	$96,137,916

Shares outstanding	3,869,944	2,219,944

Net asset value per share	$36.48	$40.31

Market value per share (Note 2)	$36.62	$40.44

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (103% of shareholders’ equity)
U.S. Treasury Bills:
0.055% due 04/11/13	$14,902,000	$14,901,876
0.071% due 04/18/13	63,145,000	63,143,956
0.074% due 04/25/13†	42,353,000	42,352,012
0.098% due 05/16/13	107,000	106,993
0.084% due 06/27/13†	24,973,000	24,968,775

Total short-term U.S. government and agency obligations (cost $145,470,481)		$145,473,612

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires May 2013	1,528	$148,567,440	$231,524

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS WTI Crude Oil Sub-Index	04/08/13	$(73,765,493)	$(6,252,210)
Swap agreement with Societe Generale S.A. based on Dow Jones-UBS WTI Crude Oil Sub-Index	04/08/13	(17,320,352)	(1,130,052)
Swap agreement with UBS AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	04/08/13	(42,736,934)	(3,986,152)

			$(11,368,414)

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $7,563,600 was pledged to cover margin requirements for open futures contracts as of March 31, 2013.
^	The positions and counterparties herein are as of March 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Investment Income
Interest	$25,309	$10,125

Expenses
Management fee	339,584	340,146
Brokerage commissions	7,035	5,904

Total expenses	346,619	346,050

Net investment income (loss)	(321,310)	(335,925)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(8,487,969)	(130,237)
Swap agreements	2,362,811	(3,701,374)
Short-term U.S. government and agency obligations	(671)	(791)

Net realized gain (loss)	(6,125,829)	(3,832,402)

Change in net unrealized appreciation/depreciation on
Futures contracts	4,261,245	(1,048,170)
Swap agreements	(5,761,354)	146,480
Short-term U.S. government and agency obligations	(938)	7,029

Change in net unrealized appreciation/depreciation	(1,501,047)	(894,661)

Net realized and unrealized gain (loss)	(7,626,876)	(4,727,063)

Net income (loss)	$(7,948,186)	$(5,062,988)

Net income (loss) per weighted-average share	$(2.10)	$(1.24)

Weighted-average shares outstanding	3,779,388	4,082,032

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$89,481,266

Addition of 2,350,000 shares	87,772,570
Redemption of 700,000 shares	(28,133,016)

Net addition (redemption) of 1,650,000 shares	59,639,554

Net investment income (loss)	(321,310)
Net realized gain (loss)	(6,125,829)
Change in net unrealized appreciation/depreciation	(1,501,047)

Net income (loss)	(7,948,186)

Shareholders’ equity, at March 31, 2013	$141,172,634

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$(7,948,186)	$(5,062,988)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(3,162,226)	1,044,882
Net sale (purchase) of short-term U.S. government and agency obligations	(58,428,161)	(26,915,022)
Change in unrealized appreciation/depreciation on investments	5,762,292	(153,509)
Decrease (Increase) in receivable on futures contracts	—	576,597
Increase (Decrease) in management fee payable	176,430	17,467
Increase (Decrease) in payable on futures contracts	371,637	—

Net cash provided by (used in) operating activities	(63,228,214)	(30,492,573)

Cash flow from financing activities
Proceeds from addition of shares	91,804,047	77,519,159
Payment on shares redeemed	(28,133,016)	(46,972,250)

Net cash provided by (used in) financing activities	63,671,031	30,546,909

Net increase (decrease) in cash	442,817	54,336
Cash, beginning of period	658,676	265,258

Cash, end of period	$1,101,493	$319,594

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$656,010	$310,060
Segregated cash balances with brokers for futures contracts	2,887,500	1,795,030
Short-term U.S. government and agency obligations (Note 3) (cost $21,192,907 and $10,042,198, respectively)	21,193,216	10,042,731
Receivable on open futures contracts	442,358	632,777

Total assets	25,179,084	12,780,598

Liabilities and shareholders’ equity
Liabilities
Management fee payable	26,065	12,258

Total liabilities	26,065	12,258

Shareholders’ equity
Shareholders’ equity	25,153,019	12,768,340

Total liabilities and shareholders’ equity	$25,179,084	$12,780,598

Shares outstanding	1,400,030	500,030

Net asset value per share	$17.97	$25.54

Market value per share (Note 2)	$18.06	$25.41

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (84% of shareholders’ equity)
U.S. Treasury Bills:
0.055% due 04/11/13	$573,000	$572,995
0.091% due 04/18/13	744,000	743,988
0.050% due 04/25/13	1,395,000	1,394,967
0.101% due 05/16/13	3,906,000	3,905,732
0.071% due 06/27/13	14,578,000	14,575,534

Total short-term U.S. government and agency obligations (cost $21,192,907)		$21,193,216

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires May 2013	1,250	$50,300,000	$(3,496,753)

††	Cash collateral in the amount of $2,887,500 was pledged to cover margin requirements for open futures contracts as of March 31, 2013.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Investment Income
Interest	$2,401	$863

Expenses
Management fee	36,143	25,021
Brokerage commissions	9,824	13,766
Offering costs	—	6,619

Total expenses	45,967	45,406

Net investment income (loss)	(43,566)	(44,543)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,773,421)	4,437,111
Short-term U.S. government and agency obligations	(104)	(167)

Net realized gain (loss)	(1,773,525)	4,436,944

Change in net unrealized appreciation/depreciation on
Futures contracts	(3,905,888)	5,930,960
Short-term U.S. government and agency obligations	(224)	388

Change in net unrealized appreciation/depreciation	(3,906,112)	5,931,348

Net realized and unrealized gain (loss)	(5,679,637)	10,368,292

Net income (loss)	$(5,723,203)	$10,323,749

Net income (loss) per weighted-average share (Note 1)	$(8.42)	$25.05

Weighted-average shares outstanding (Note 1)	679,474	412,118

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$12,768,340

Addition of 950,000 shares	19,490,998
Redemption of 50,000 shares	(1,383,116)

Net addition (redemption) of 900,000 shares	18,107,882

Net investment income (loss)	(43,566)
Net realized gain (loss)	(1,773,525)
Change in net unrealized appreciation/depreciation	(3,906,112)

Net income (loss)	(5,723,203)

Shareholders’ equity, at March 31, 2013	$25,153,019

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$(5,723,203)	$10,323,749
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(1,092,470)	(4,434,345)
Net sale (purchase) of short-term U.S. government and agency obligations	(11,150,709)	(12,495,686)
Change in unrealized appreciation/depreciation on investments	224	(388)
Decrease (Increase) in receivable on futures contracts	190,419	(154,659)
Change in offering cost	—	6,619
Increase (Decrease) in management fee payable	13,807	22,486

Net cash provided by (used in) operating activities	(17,761,932)	(6,732,224)

Cash flow from financing activities
Proceeds from addition of shares	19,490,998	13,524,375
Payment on shares redeemed	(1,383,116)	(8,965,130)

Net cash provided by (used in) financing activities	18,107,882	4,559,245

Net increase (decrease) in cash	345,950	(2,172,979)
Cash, beginning of period	310,060	2,969,266

Cash, end of period	$656,010	$796,287

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$218,590	$175,194
Segregated cash balances with brokers for futures contracts	11,880	14,850
Short-term U.S. government and agency obligations (Note 3) (cost $108,154,807 and $88,573,928, respectively)	108,157,077	88,575,398
Unrealized appreciation on forward agreements	—	3,729,856
Receivable on open futures contracts	2,300	—

Total assets	108,389,847	92,495,298

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	3,980
Management fee payable	153,130	74,576
Unrealized depreciation on forward agreements	3,246,282	—

Total liabilities	3,399,412	78,556

Shareholders’ equity
Shareholders’ equity	104,990,435	92,416,742

Total liabilities and shareholders’ equity	$108,389,847	$92,495,298

Shares outstanding	1,546,978	1,446,978

Net asset value per share	$67.87	$63.87

Market value per share (Note 2)	$68.01	$62.60

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (103% of shareholders’ equity)
U.S. Treasury Bills:
0.055% due 04/11/13	$11,800,000	$11,799,902
0.060% due 04/18/13†	62,387,000	62,385,969
0.062% due 04/25/13†	8,084,000	8,083,811
0.110% due 05/16/13	7,714,000	7,713,470
0.087% due 06/27/13†	18,177,000	18,173,925

Total short-term U.S. government and agency obligations (cost $108,154,807)		$108,157,077

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, Expires June 2013	2	$319,140	$(1,410)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	04/08/13	$(73,300)	$(117,160,521)	$(1,752,078)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	04/08/13	(21,398)	(34,201,921)	(589,404)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	04/08/13	(18,700)	(29,889,519)	(460,599)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	04/08/13	(17,750)	(28,371,068)	(444,201)

				$(3,246,282)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $11,880 was pledged to cover margin requirements for open futures contracts as of March 31, 2013.
^	The positions and counterparties herein are as of March 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Investment Income
Interest	$15,757	$6,919

Expenses
Management fee	226,458	349,769
Brokerage commissions	16	17

Total expenses	226,474	349,786

Net investment income (loss)	(210,717)	(342,867)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	33,420	17,840
Forward agreements	12,850,047	(1,563,825)
Short-term U.S. government and agency obligations	(399)	24

Net realized gain (loss)	12,883,068	(1,545,961)

Change in net unrealized appreciation/depreciation on
Futures contracts	(16,650)	(37,700)
Forward agreements	(6,976,138)	(33,030,373)
Short-term U.S. government and agency obligations	800	6,708

Change in net unrealized appreciation/depreciation	(6,991,988)	(33,061,365)

Net realized and unrealized gain (loss)	5,891,080	(34,607,326)

Net income (loss)	$5,680,363	$(34,950,193)

Net income (loss) per weighted-average share (Note 1)	$3.85	$(15.86)

Weighted-average shares outstanding (Note 1)	1,475,311	2,203,107

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$92,416,742

Addition of 250,000 shares	16,775,145
Redemption of 150,000 shares	(9,881,815)

Net addition 100,000 of shares	6,893,330

Net investment income (loss)	(210,717)
Net realized gain (loss)	12,883,068
Change in net unrealized appreciation/depreciation	(6,991,988)

Net income (loss)	5,680,363

Shareholders’ equity, at March 31, 2013	$104,990,435

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$5,680,363	$(34,950,193)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,970	920
Net sale (purchase) of short-term U.S. government and agency obligations	(19,580,879)	18,080,638
Change in unrealized appreciation/depreciation on investments	6,975,338	33,023,665
Decrease (Increase) in receivable on futures contracts	(2,300)	—
Increase (Decrease) in management fee payable	78,554	(7,828)
Increase (Decrease) in payable on futures contracts	(3,980)	—

Net cash provided by (used in) operating activities	(6,849,934)	16,147,202

Cash flow from financing activities
Proceeds from addition of shares	16,775,145	—
Payment on shares redeemed	(9,881,815)	(16,183,375)

Net cash provided by (used in) financing activities	6,893,330	(16,183,375)

Net increase (decrease) in cash	43,396	(36,173)
Cash, beginning of period	175,194	330,841

Cash, end of period	$218,590	$294,668

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$427,956	$344,378
Segregated cash balances with brokers for futures contracts	20,900	24,200
Short-term U.S. government and agency obligations (Note 3) (cost $105,343,764 and $86,199,868, respectively)	105,347,243	86,206,701
Unrealized appreciation on forward agreements	266,601	19,307,685
Receivable on open futures contracts	2,890	—

Total assets	106,065,590	105,882,964

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,138,116
Payable on open futures contracts	—	2,520
Management fee payable	175,149	85,625
Unrealized depreciation on forward agreements	11,313	—

Total liabilities	186,462	5,226,261

Shareholders’ equity
Shareholders’ equity	105,879,128	100,656,703

Total liabilities and shareholders’ equity	$106,065,590	$105,882,964

Shares outstanding	1,958,489	1,958,489

Net asset value per share	$54.06	$51.40

Market value per share (Note 2)	$55.02	$50.07

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (99% of shareholders’ equity)
U.S. Treasury Bills:
0.084% due 04/18/13†	$58,244,000	$58,243,037
0.063% due 04/25/13†	14,290,000	14,289,667
0.105% due 05/16/13	10,868,000	10,867,253
0.093% due 06/27/13†	21,951,000	21,947,286

Total short-term U.S. government and agency obligations (cost $105,343,764)		$105,347,243

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires May 2013	2	$283,230	$27,520

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	04/08/13	$(3,040,000)	$(87,084,752)	$55,643
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	04/08/13	(1,588,500)	(45,504,648)	63,340
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	04/08/13	(1,235,000)	(35,378,181)	147,618
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	04/08/13	(1,519,000)	(43,513,730)	(11,313)

				$255,288

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $20,900 was pledged to cover margin requirements for open futures contracts as of March 31, 2013.
^	The positions and counterparties herein are as of March 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Investment Income
Interest	$22,355	$15,324

Expenses
Management fee	250,527	503,147
Brokerage commissions	8	8

Total expenses	250,535	503,155

Net investment income (loss)	(228,180)	(487,831)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	31,940	1,900
Forward agreements	29,172,572	(35,686,314)
Short-term U.S. government and agency obligations	1,141	(1,674)

Net realized gain (loss)	29,205,653	(35,686,088)

Change in net unrealized appreciation/depreciation on
Futures contracts	(12,500)	(47,040)
Forward agreements	(19,052,397)	(34,295,712)
Short-term U.S. government and agency obligations	(3,354)	10,807

Change in net unrealized appreciation/depreciation	(19,068,251)	(34,331,945)

Net realized and unrealized gain (loss)	10,137,402	(70,018,033)

Net income (loss)	$9,909,222	$(70,505,864)

Net income (loss) per weighted-average share (Note 1)	$4.64	$(17.99)

Weighted-average shares outstanding (Note 1)	2,136,822	3,919,203

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$100,656,703

Addition of 600,000 shares	27,224,574
Redemption of 600,000 shares	(31,911,371)

Net addition (redemption) of 0 shares	(4,686,797)

Net investment income (loss)	(228,180)
Net realized gain (loss)	29,205,653
Change in net unrealized appreciation/depreciation	(19,068,251)

Net income (loss)	9,909,222

Shareholders’ equity, at March 31, 2013	$105,879,128

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$9,909,222	$(70,505,864)
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	3,300	6,470
Net sale (purchase) of short-term U.S. government and agency obligations	(19,143,896)	33,342,943
Change in unrealized appreciation/depreciation on investments	19,055,751	34,284,905
Decrease (Increase) in receivable on futures contracts	(2,890)	—
Increase (Decrease) in management fee payable	89,524	(1,953)
Increase (Decrease) in payable on futures contracts	(2,520)	—

Net cash provided by (used in) operating activities	9,908,491	(2,873,499)

Cash flow from financing activities
Proceeds from addition of shares	27,224,574	164,481,213
Payment on shares redeemed	(37,049,487)	(161,525,409)

Net cash provided by (used in) financing activities	(9,824,913)	2,955,804

Net increase (decrease) in cash	83,578	82,305
Cash, beginning of period	344,378	648,166

Cash, end of period	$427,956	$730,471

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$472,209	$302,359
Segregated cash balances with brokers for futures contracts	59,400	63,250
Short-term U.S. government and agency obligations (Note 3) (cost $3,371,937 and $3,409,716, respectively)	3,371,965	3,409,904
Receivable on open futures contracts	—	6,612
Offering costs (Note 5)	9,660	19,770
Limitation by Sponsor	3,452	2,145

Total assets	3,916,686	3,804,040

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	12,300	—
Payable for offering costs	41,000	41,000

Total liabilities	53,300	41,000

Shareholders’ equity
Shareholders’ equity	3,863,386	3,763,040

Total liabilities and shareholders’ equity	$3,916,686	$3,804,040

Shares outstanding	100,005	100,005

Net asset value per share	$38.63	$37.63

Market value per share (Note 2)	$38.65	$37.64

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (87% of shareholders’ equity)
U.S. Treasury Bills:
0.055% due 04/11/13	$3,265,000	$3,264,973
0.101% due 05/16/13	107,000	106,992

Total short-term U.S. government and agency obligations (cost $3,371,937)		$3,371,965

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures - CME, expires June 2013	24	$3,846,900	$61,713

††	Cash collateral in the amount of $59,400 was pledged to cover margin requirements for open futures contracts as of March 31, 2013.

See accompanying notes to financial statements.

PROSHARES SHORT EURO*

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Three months ended
March 31, 2013
Investment Income
Interest	$514

Expenses
Brokerage commissions	116
Offering costs	10,110
Limitation by Sponsor	(1,307)

Total expenses	8,919

Net investment income (loss)	(8,405)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(8,000)
Short-term U.S. government and agency obligations	142

Net realized gain (loss)	(7,858)

Change in net unrealized appreciation/depreciation on
Futures contracts	116,769
Short-term U.S. government and agency obligations	(160)

Change in net unrealized appreciation/depreciation	116,609

Net realized and unrealized gain (loss)	108,751

Net income (loss)	$100,346

Net income (loss) per weighted-average share	$1.00

Weighted-average shares outstanding	100,005

*	Since the Fund commenced investment operations on June 26, 2012, the Statement of Operations for the three months ended March 31, 2012 has not been provided.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$3,763,040

Net investment income (loss)	(8,405)
Net realized gain (loss)	(7,858)
Change in net unrealized appreciation/depreciation	116,609

Net income (loss)	100,346

Shareholders’ equity, at March 31, 2013	$3,863,386

See accompanying notes to financial statements.

PROSHARES SHORT EURO*

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$100,346
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	3,850
Net sale (purchase) of short-term U.S. government and agency obligations	37,779
Change in unrealized appreciation/depreciation on investments	160
Decrease (Increase) in receivable on futures contracts	6,612
Decrease (Increase) in Limitation by Sponsor	(1,307)
Change in offering cost	10,110
Increase (Decrease) in payable on futures contracts	12,300

Net cash provided by (used in) operating activities	169,850

Cash flow from financing activities
Net increase (decrease) in cash	169,850
Cash, beginning of period	302,359

Cash, end of period	$472,209

*	Since the Fund commenced investment operations on June 26, 2012, the Statement of Cash Flows for the three months ended March 31, 2012 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$246,180	$361,157
Segregated cash balances with brokers for futures contracts	117,150	144,540
Short-term U.S. government and agency obligations (Note 3) (cost $3,329,947 and $3,302,725, respectively)	3,329,970	3,302,907
Receivable on open futures contracts	21,300	—
Offering costs (Note 5)	12,019	22,129
Limitation by Sponsor	3,557	2,216

Total assets	3,730,176	3,832,949

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	10,950
Payable for offering costs	41,000	41,000

Total liabilities	41,000	51,950

Shareholders’ equity
Shareholders’ equity	3,689,176	3,780,999

Total liabilities and shareholders’ equity	$3,730,176	$3,832,949

Shares outstanding	100,005	100,005

Net asset value per share	$36.89	$37.81

Market value per share (Note 2)	$36.41	$37.74

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (90% of shareholders’ equity)
U.S. Treasury Bills:
0.055% due 04/11/13	$3,207,000	$3,206,973
0.050% due 04/25/13	123,000	122,997

Total short-term U.S. government and agency obligations (cost $3,329,947)		$3,329,970

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires June 2013	71	$7,350,630	$(109,570)

††	Cash collateral in the amount of $117,150 was pledged to cover margin requirements for open futures contracts as of March 31, 2013.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR*

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Three months ended March 31, 2013
Investment Income
Interest	$498

Expenses
Brokerage commissions	398
Offering costs	10,110
Limitation by Sponsor	(1,341)

Total expenses	9,167

Net investment income (loss)	(8,669)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	112,030
Short-term U.S. government and agency obligations	135

Net realized gain (loss)	112,165

Change in net unrealized appreciation/depreciation on
Futures contracts	(195,160)
Short-term U.S. government and agency obligations	(159)

Change in net unrealized appreciation/depreciation	(195,319)

Net realized and unrealized gain (loss)	(83,154)

Net income (loss)	$(91,823)

Net income (loss) per weighted-average share	$(0.92)

Weighted-average shares outstanding	100,005

*	Since the Fund commenced investment operations on July 17, 2012, the Statement of Operations for the three months ended March 31, 2012 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$3,780,999

Net investment income (loss)	(8,669)
Net realized gain (loss)	112,165
Change in net unrealized appreciation/depreciation	(195,319)

Net income (loss)	(91,823)

Shareholders’ equity, at March 31, 2013	$3,689,176

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR*

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$(91,823)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	27,390
Net sale (purchase) of short-term U.S. government and agency obligations	(27,222)
Change in unrealized appreciation/depreciation on investments	159
Decrease (Increase) in receivable on futures contracts	(21,300)
Decrease (Increase) in Limitation by Sponsor	(1,341)
Change in offering cost	10,110
Increase (Decrease) in payable on futures contracts	(10,950)

Net cash provided by (used in) operating activities	(114,977)

Cash flow from financing activities
Net increase (decrease) in cash	(114,977)
Cash, beginning of period	361,157

Cash, end of period	$246,180

*	Since the Fund commenced investment operations on July 17, 2012, the Statement of Cash Flows for the three months ended March 31, 2012 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$252,413	$276,372
Short-term U.S. government and agency obligations (Note 3) (cost $507,177,936 and $553,417,216, respectively)	507,190,542	553,430,562
Unrealized appreciation on foreign currency forward contracts	15,104,660	251,047

Total assets	522,547,615	553,957,981

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,002,914	13,282,209
Management fee payable	757,239	499,127
Unrealized depreciation on foreign currency forward contracts	1,439,211	13,398,619

Total liabilities	6,199,364	27,179,955

Shareholders’ equity
Shareholders’ equity	516,348,251	526,778,026

Total liabilities and shareholders’ equity	$522,547,615	$553,957,981

Shares outstanding	25,800,014	27,700,014

Net asset value per share	$20.01	$19.02

Market value per share (Note 2)	$20.00	$19.01

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (98% of shareholders’ equity)
U.S. Treasury Bills:
0.055% due 04/11/13	$31,710,000	$31,709,736
0.054% due 04/18/13	129,315,000	129,312,863
0.068% due 04/25/13†	251,253,000	251,247,138
0.104% due 05/16/13	58,398,000	58,393,985
0.095% due 06/27/13†	36,533,000	36,526,820

Total short-term U.S. government and agency obligations (cost $507,177,936)		$507,190,542

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	04/05/13	34,213,200	$43,854,981	$(930,513)
Euro with UBS AG	04/05/13	46,266,300	59,304,821	(508,698)

				$(1,439,211)

Contracts to Sell
Euro with Goldman Sachs International	04/05/13	(396,944,825)	$(508,809,688)	$7,182,101
Euro with UBS AG	04/05/13	(488,742,400)	(626,477,163)	7,922,559

				$15,104,660

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Investment Income
Interest	$87,230	$47,729

Expenses
Management fee	1,180,343	2,200,267

Total expenses	1,180,343	2,200,267

Net investment income (loss)	(1,093,113)	(2,152,538)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(2,949,680)	38,812,588
Short-term U.S. government and agency obligations	(393)	(1,736)

Net realized gain (loss)	(2,950,073)	38,810,852

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	26,813,021	(98,488,552)
Short-term U.S. government and agency obligations	(740)	37,442

Change in net unrealized appreciation/depreciation	26,812,281	(98,451,110)

Net realized and unrealized gain (loss)	23,862,208	(59,640,258)

Net income (loss)	$22,769,095	$(61,792,796)

Net income (loss) per weighted-average share	$0.86	$(1.31)

Weighted-average shares outstanding	26,607,236	47,119,245

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$526,778,026

Addition of 2,100,000, shares	40,321,956
Redemption of 4,000,000 shares	(73,520,826)

Net addition (redemption) of (1,900,000) shares	(33,198,870)

Net investment income (loss)	(1,093,113)
Net realized gain (loss)	(2,950,073)
Change in net unrealized appreciation/depreciation	26,812,281

Net income (loss)	22,769,095

Shareholders’ equity, at March 31, 2013	$516,348,251

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$22,769,095	$(61,792,796)
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	46,239,280	161,336,519
Change in unrealized appreciation/depreciation on investments	(26,812,281)	98,451,110
Increase (Decrease) in management fee payable	258,112	(145,931)

Net cash provided by (used in) operating activities	42,454,206	197,848,902

Cash flow from financing activities
Proceeds from addition of shares	40,321,956	62,553,620
Payment on shares redeemed	(82,800,121)	(260,060,197)

Net cash provided by (used in) financing activities	(42,478,165)	(197,506,577)

Net increase (decrease) in cash	(23,959)	342,325
Cash, beginning of period	276,372	102,088

Cash, end of period	$252,413	$444,413

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$469,454	$363,826
Short-term U.S. government and agency obligations (Note 3) (cost $463,610,208 and $362,731,936, respectively)	463,617,695	362,743,231
Unrealized appreciation on foreign currency forward contracts	2,732,626	38,346,817
Receivable from capital shares sold	5,901,371	7,613,633

Total assets	472,721,146	409,067,507

Liabilities and shareholders’ equity
Liabilities
Management fee payable	680,320	271,235
Unrealized depreciation on foreign currency forward contracts	—	232,642

Total liabilities	680,320	503,877

Shareholders’ equity
Shareholders’ equity	472,040,826	408,563,630

Total liabilities and shareholders’ equity	$472,721,146	$409,067,507

Shares outstanding	7,999,294	8,049,294

Net asset value per share	$59.01	$50.76

Market value per share (Note 2)	$59.00	$50.77

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (98% of shareholders’ equity)
U.S. Treasury Bills:
0.055% due 04/11/13	$87,442,000	$87,441,272
0.056% due 04/18/13	139,862,000	139,859,688
0.063% due 04/25/13†	155,705,000	155,701,367
0.105% due 05/16/13	19,996,000	19,994,625
0.079% due 06/27/13†	60,631,000	60,620,743

Total short-term U.S. government and agency obligations (cost $463,610,208)		$463,617,695

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	04/05/13	2,150,120,600	$22,839,086	$266,091
Yen with UBS AG	04/05/13	6,684,643,600	71,005,855	503,656

				$769,747

Contracts to Sell
Yen with Goldman Sachs International	04/05/13	(40,430,144,600)	$(429,458,498)	$956,014
Yen with UBS AG	04/05/13	(57,256,267,400)	(608,189,529)	1,006,865

				$1,962,879

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Investment Income
Interest	$69,492	$20,571

Expenses
Management fee	1,005,098	589,796

Total expenses	1,005,098	589,796

Net investment income (loss)	(935,606)	(569,225)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	96,886,297	20,853,004
Short-term U.S. government and agency obligations	(662)	(305)

Net realized gain (loss)	96,885,635	20,852,699

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(35,381,549)	17,433,639
Short-term U.S. government and agency obligations	(3,808)	9,986

Change in net unrealized appreciation/depreciation	(35,385,357)	17,443,625

Net realized and unrealized gain (loss)	61,500,278	38,296,324

Net income (loss)	$60,564,672	$37,727,099

Net income (loss) per weighted-average share	$8.05	$6.56

Weighted-average shares outstanding	7,522,627	5,748,195

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$408,563,630

Addition of 1,100,000 shares	65,406,144
Redemption of 1,150,000 shares	(62,493,620)

Net addition (redemption) of (50,000) shares	2,912,524

Net investment income (loss)	(935,606)
Net realized gain (loss)	96,885,635
Change in net unrealized appreciation/depreciation	(35,385,357)

Net income (loss)	60,564,672

Shareholders’ equity, at March 31, 2013	$472,040,826

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$60,564,672	$37,727,099
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(100,878,272)	(47,351,793)
Change in unrealized appreciation/depreciation on investments	35,385,357	(17,443,625)
Increase (Decrease) in management fee payable	409,085	40,346

Net cash provided by (used in) operating activities	(4,519,158)	(27,027,973)

Cash flow from financing activities
Proceeds from addition of shares	67,118,406	87,339,721
Payment on shares redeemed	(62,493,620)	(60,064,278)

Net cash provided by (used in) financing activities	4,624,786	27,275,443

Net increase (decrease) in cash	105,628	247,470
Cash, beginning of period	363,826	22,338

Cash, end of period	$469,454	$269,808

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$1,264,042	$167,546
Short-term U.S. government and agency obligations (Note 3) (cost $3,350,591 and $6,240,818, respectively)	3,350,652	6,240,951
Unrealized appreciation on swap agreements	115,047	—

Total assets	4,729,741	6,408,497

Liabilities and shareholders’ equity
Liabilities
Management fee payable	7,410	5,018
Unrealized depreciation on swap agreements	—	306,268

Total liabilities	7,410	311,286

Shareholders’ equity
Shareholders’ equity	4,722,331	6,097,211

Total liabilities and shareholders’ equity	$4,729,741	$6,408,497

Shares outstanding	200,014	250,014

Net asset value per share	$23.61	$24.39

Market value per share (Note 2)	$23.92	$23.93

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (71% of shareholders’ equity)
U.S. Treasury Bills:
0.056% due 04/18/13†	$808,000	$807,987
0.050% due 04/25/13†	374,000	373,991
0.105% due 05/16/13	406,000	405,972
0.076% due 06/27/13	1,763,000	1,762,702

Total short-term U.S. government and agency obligations (cost $3,350,591)		$3,350,652

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	04/08/13	$5,220,934	$63,644
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	04/08/13	4,253,708	51,403

			$115,047

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of March 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Investment Income
Interest	$750	$525

Expenses
Management fee	12,379	22,538

Total expenses	12,379	22,538

Net investment income (loss)	(11,629)	(22,013)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(508,897)	(322,448)
Short-term U.S. government and agency obligations	16	—

Net realized gain (loss)	(508,881)	(322,448)

Change in net unrealized appreciation/depreciation on
Swap agreements	421,315	421,325
Short-term U.S. government and agency obligations	(72)	427

Change in net unrealized appreciation/depreciation	421,243	421,752

Net realized and unrealized gain (loss)	(87,638)	99,304

Net income (loss)	$(99,267)	$77,291

Net income (loss) per weighted-average share	$(0.46)	$0.22

Weighted-average shares outstanding	217,236	350,014

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$6,097,211

Redemption of 50,000 shares	(1,275,613)

Net investment income (loss)	(11,629)
Net realized gain (loss)	(508,881)
Change in net unrealized appreciation/depreciation	421,243

Net income (loss)	(99,267)

Shareholders’ equity, at March 31, 2013	$4,722,331

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$(99,267)	$77,291
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	2,890,227	372,382
Change in unrealized appreciation/depreciation on investments	(421,243)	(421,752)
Increase (Decrease) in management fee payable	2,392	265

Net cash provided by (used in) operating activities	2,372,109	28,186

Cash flow from financing activities
Payment on shares redeemed	(1,275,613)	—

Net cash provided by (used in) financing activities	(1,275,613)	—

Net increase (decrease) in cash	1,096,496	28,186
Cash, beginning of period	167,546	59,453

Cash, end of period	$1,264,042	$87,639

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$1,529,232	$2,198,932
Segregated cash balances with brokers for futures contracts	13,909,500	23,356,627
Short-term U.S. government and agency obligations (Note 3) (cost $303,993,548 and $437,644,628, respectively)	304,000,111	437,662,650
Unrealized appreciation on swap agreements	25,193,571	33,333,620
Receivable on open futures contracts	2,386,303	3,430,415

Total assets	347,018,717	499,982,244

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	20,352,086	16,071,243
Management fee payable	499,299	402,037

Total liabilities	20,851,385	16,473,280

Shareholders’ equity
Shareholders’ equity	326,167,332	483,508,964

Total liabilities and shareholders’ equity	$347,018,717	$499,982,244

Shares outstanding	10,299,170	16,449,170

Net asset value per share	$31.67	$29.39

Market value per share (Note 2)	$31.56	$29.32

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (93% of shareholders’ equity)
U.S. Treasury Bills:
0.055% due 04/11/13	$11,421,000	$11,420,905
0.103% due 04/18/13	58,434,000	58,433,034
0.055% due 04/25/13†	174,497,000	174,492,929
0.105% due 05/16/13	23,258,000	23,256,401
0.079% due 06/27/13†	36,403,000	36,396,842

Total short-term U.S. government and agency obligations (cost $303,993,548)		$304,000,111

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires May 2013	2,810	$273,216,300	$1,362,516

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS WTI Crude Oil Sub-Index	04/08/13	$136,569,546	$8,318,017
Swap agreement with Societe Generale S.A. based on Dow Jones-UBS WTI Crude Oil Sub-Index	04/08/13	70,834,560	4,601,585
Swap agreement with UBS AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	04/08/13	171,781,631	12,273,969

			$25,193,571

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $13,909,500 was pledged to cover margin requirements for open futures contracts as of March 31, 2013.
^	The positions and counterparties herein are as of March 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Investment Income
Interest	$63,274	$13,088

Expenses
Management fee	840,387	647,729
Brokerage commissions	14,917	9,677

Total expenses	855,304	657,406

Net investment income (loss)	(792,030)	(644,318)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	39,747,184	41,437
Swap agreements	26,817,141	15,502,698
Short-term U.S. government and agency obligations	(1,033)	(142)

Net realized gain (loss)	66,563,292	15,543,993

Change in net unrealized appreciation/depreciation on
Futures contracts	(20,597,894)	6,217,460
Swap agreements	(8,140,049)	2,872,168
Short-term U.S. government and agency obligations	(11,459)	11,500

Change in net unrealized appreciation/depreciation	(28,749,402)	9,101,128

Net realized and unrealized gain (loss)	37,813,890	24,645,121

Net income (loss)	$37,021,860	$24,000,803

Net income (loss) per weighted-average share	$3.15	$3.81

Weighted-average shares outstanding	11,755,281	6,298,071

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$483,508,964

Addition of 850,000 shares	24,265,179
Redemption of 7,000,000 shares	(218,628,671)

Net addition (redemption) of (6,150,000) shares	(194,363,492)

Net investment income (loss)	(792,030)
Net realized gain (loss)	66,563,292
Change in net unrealized appreciation/depreciation	(28,749,402)

Net income (loss)	37,021,860

Shareholders’ equity, at March 31, 2013	$326,167,332

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$37,021,860	$24,000,803
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	9,447,127	(290,132)
Net sale (purchase) of short-term U.S. government and agency obligations	133,651,080	(6,043,146)
Change in unrealized appreciation/depreciation on investments	8,151,508	(2,883,668)
Decrease (Increase) in receivable on futures contracts	1,044,112	(505,200)
Increase (Decrease) in management fee payable	97,262	11,429

Net cash provided by (used in) operating activities	189,412,949	14,290,086

Cash flow from financing activities
Proceeds from addition of shares	24,265,179	118,655,298
Payment on shares redeemed	(214,347,828)	(132,934,115)

Net cash provided by (used in) financing activities	(190,082,649)	(14,278,817)

Net increase (decrease) in cash	(669,700)	11,269
Cash, beginning of period	2,198,932	495,671

Cash, end of period	$1,529,232	$506,940

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$2,829,011	$3,385,764
Segregated cash balances with brokers for futures contracts	5,885,880	10,264,090
Short-term U.S. government and agency obligations (Note 3) (cost $53,700,121 and $64,312,441, respectively)	53,702,179	64,313,224

Total assets	62,417,070	77,963,078

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	10,216,786	—
Payable on open futures contracts	834,689	4,891,783
Management fee payable	111,505	51,925

Total liabilities	11,162,980	4,943,708

Shareholders’ equity
Shareholders’ equity	51,254,090	73,019,370

Total liabilities and shareholders’ equity	$62,417,070	$77,963,078

Shares outstanding	1,019,941	1,869,941

Net asset value per share	$50.25	$39.05

Market value per share (Note 2)	$49.95	$39.24

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (105% of shareholders’ equity)
U.S. Treasury Bills:
0.103% due 04/18/13	$1,097,000	$1,096,982
0.059% due 04/25/13	13,254,000	13,253,691
0.103% due 05/16/13	21,550,000	21,548,518
0.082% due 06/27/13	17,806,000	17,802,988

Total short-term U.S. government and agency obligations (cost $53,700,121)		$53,702,179

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires May 2013	2,548	$102,531,520	$14,044,618

††	Cash collateral in the amount of $5,885,880 was pledged to cover margin requirements for open futures contracts as of March 31, 2013.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Investment Income
Interest	$11,677	$2,119

Expenses
Management fee	176,613	47,372
Brokerage commissions	32,935	16,074
Offering costs	—	6,619

Total expenses	209,548	70,065

Net investment income (loss)	(197,871)	(67,946)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	5,748,194	(5,158,571)
Short-term U.S. government and agency obligations	1,193	119

Net realized gain (loss)	5,749,387	(5,158,452)

Change in net unrealized appreciation/depreciation on
Futures contracts	17,861,568	(15,543,310)
Short-term U.S. government and agency obligations	1,275	830

Change in net unrealized appreciation/depreciation	17,862,843	(15,542,480)

Net realized and unrealized gain (loss)	23,612,230	(20,700,932)

Net income (loss)	$23,414,359	$(20,768,878)

Net income (loss) per weighted-average share	$12.31	$(50.64)

Weighted-average shares outstanding	1,902,163	410,112

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$73,019,370

Addition of 1,000,000 shares	35,932,249
Redemption of 1,850,000 shares	(81,111,888)

Net addition (redemption) of (850,000) shares	(45,179,639)

Net investment income (loss)	(197,871)
Net realized gain (loss)	5,749,387
Change in net unrealized appreciation/depreciation	17,862,843

Net income (loss)	23,414,359

Shareholders’ equity, at March 31, 2013	$51,254,090

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$23,414,359	$(20,768,878)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	4,378,210	(8,238,653)
Net sale (purchase) of short-term U.S. government and agency obligations	10,612,320	(25,916,211)
Change in unrealized appreciation/depreciation on investments	(1,275)	(830)
Change in offering cost	—	6,619
Increase (Decrease) in management fee payable	59,580	44,013
Increase (Decrease) in payable on futures contracts	(4,057,094)	—

Net cash provided by (used in) operating activities	34,406,100	(54,873,940)

Cash flow from financing activities
Proceeds from addition of shares	35,932,249	52,875,334
Payment on shares redeemed	(70,895,102)	—

Net cash provided by (used in) financing activities	(34,962,853)	52,875,334

Net increase (decrease) in cash	(556,753)	(1,998,606)
Cash, beginning of period	3,385,764	3,361,868

Cash, end of period	$2,829,011	$1,363,262

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$336,228	$342,345
Segregated cash balances with brokers for futures contracts	11,880	14,850
Short-term U.S. government and agency obligations (Note 3) (cost $307,376,479 and $350,608,755, respectively)	307,384,042	350,624,904
Unrealized appreciation on forward agreements	9,222,440	—
Receivable on open futures contracts	—	3,980

Total assets	316,954,590	350,986,079

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,300	—
Management fee payable	489,309	279,269
Unrealized depreciation on forward agreements	—	15,652,058

Total liabilities	491,609	15,931,327

Shareholders’ equity
Shareholders’ equity	316,462,981	335,054,752

Total liabilities and shareholders’ equity	$316,954,590	$350,986,079

Shares outstanding	4,100,014	4,000,014

Net asset value per share	$77.19	$83.76

Market value per share (Note 2)	$77.01	$85.34

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (97% of shareholders’ equity)
U.S. Treasury Bills:
0.056% due 04/18/13†	$45,428,000	$45,427,249
0.050% due 04/25/13†	10,986,000	10,985,744
0.094% due 05/16/13†	104,672,000	104,664,804
0.076% due 06/27/13	146,331,000	146,306,245

Total short-term U.S. government and agency obligations (cost $307,376,479)		$307,384,042

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, Expires June 2013	2	$319,140	$1,380

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	04/08/13	$191,100	$305,448,507	$4,465,287
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	04/08/13	69,420	110,958,845	1,574,862
Forward agreements with Societe Generale S.A.based on 0.995 Fine Troy Ounce Gold	04/08/13	70,600	112,844,922	1,671,035
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	04/08/13	64,700	103,414,539	1,511,256

				$9,222,440

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $11,880 was pledged to cover margin requirements for open futures contracts as of March 31, 2013.
^	The positions and counterparties herein are as of March 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Investment Income
Interest	$59,078	$27,391

Expenses
Management fee	762,612	905,724
Brokerage commissions	16	16

Total expenses	762,628	905,740

Net investment income (loss)	(703,550)	(878,349)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(33,500)	(17,640)
Forward agreements	(50,381,705)	(29,841,156)
Short-term U.S. government and agency obligations	2,659	113

Net realized gain (loss)	(50,412,546)	(29,858,683)

Change in net unrealized appreciation/depreciation on
Futures contracts	16,620	37,560
Forward agreements	24,874,498	76,424,334
Short-term U.S. government and agency obligations	(8,586)	13,204

Change in net unrealized appreciation/depreciation	24,882,532	76,475,098

Net realized and unrealized gain (loss)	(25,530,014)	46,616,415

Net income (loss)	$(26,233,564)	$45,738,066

Net income (loss) per weighted-average share	$(6.50)	$10.86

Weighted-average shares outstanding	4,034,458	4,213,201

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$335,054,752

Addition of 100,000 shares	7,641,793

Net investment income (loss)	(703,550)
Net realized gain (loss)	(50,412,546)
Change in net unrealized appreciation/depreciation	24,882,532

Net income (loss)	(26,233,564)

Shareholders’ equity, at March 31, 2013	$316,462,981

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Cash flow from operating activities
Net income (loss)	$(26,233,564)	$45,738,066
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,970	2,700
Net sale (purchase) of short-term U.S. government and agency obligations	43,232,276	8,741,989
Change in unrealized appreciation/depreciation on investments	(24,865,912)	(76,437,538)
Decrease (Increase) in receivable on futures contracts	3,980	(1,740)
Increase (Decrease) in management fee payable	210,040	14,445
Increase (Decrease) in payable on futures contracts	2,300	—

Net cash provided by (used in) operating activities	(7,647,910)	(21,942,078)

Cash flow from financing activities
Proceeds from addition of shares	7,641,793	47,944,608
Payment on shares redeemed	—	(26,008,601)

Net cash provided by (used in) financing activities	7,641,793	21,936,007

Net increase (decrease) in cash	(6,117)	(6,071)
Cash, beginning of period	342,345	400,533

Cash, end of period	$336,228	$394,462

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$755,432	$890,051
Segregated cash balances with brokers for futures contracts	20,900	24,200
Short-term U.S. government and agency obligations (Note 3) (cost $754,938,086 and $891,006,493, respectively)	754,961,358	891,057,386
Receivable from capital shares sold	—	2,148,957
Receivable on open futures contracts	—	2,520

Total assets	755,737,690	894,123,114

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,890	—
Management fee payable	1,143,315	657,008
Unrealized depreciation on forward agreements	8,106,718	145,740,706

Total liabilities	9,252,923	146,397,714

Shareholders’ equity
Shareholders’ equity	746,484,767	747,725,400

Total liabilities and shareholders’ equity	$755,737,690	$894,123,114

Shares outstanding	19,400,028	17,400,028

Net asset value per share	$38.48	$42.97

Market value per share (Note 2)	$37.75	$44.10

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (101% of shareholders’ equity)
U.S. Treasury Bills:
0.069% due 04/11/13†	$264,072,000	$264,069,800
0.055% due 04/25/13†	144,956,000	144,952,618
0.105% due 05/16/13†	273,524,000	273,505,195
0.078% due 06/27/13†	72,446,000	72,433,745

Total short-term U.S. government and agency obligations (cost $754,938,086)		$754,961,358

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires May 2013	2	$283,230	$(27,770)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	04/08/13	$30,481,000	$873,167,870	$(4,807,077)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	04/08/13	8,142,800	233,261,092	(1,237,902)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	04/08/13	8,742,000	250,425,955	(1,056,353)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	04/08/13	4,744,000	135,898,047	(1,005,386)

				$(8,106,718)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $20,900 was pledged to cover margin requirements for open futures contracts as of March 31, 2013.
^	The positions and counterparties herein are as of March 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Investment Income
Interest	$159,260	$51,735

Expenses
Management fee	1,783,659	1,885,054
Brokerage commissions	8	8

Total expenses	1,783,667	1,885,062

Net investment income (loss)	(1,624,407)	(1,833,327)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(32,140)	(1,900)
Forward agreements	(215,656,408)	8,108,350
Short-term U.S. government and agency obligations	14,213	691

Net realized gain (loss)	(215,674,335)	8,107,141

Change in net unrealized appreciation/depreciation on
Futures contracts	12,250	47,040
Forward agreements	137,633,988	132,861,743
Short-term U.S. government and agency obligations	(27,621)	30,987

Change in net unrealized appreciation/depreciation	137,618,617	132,939,770

Net realized and unrealized gain (loss)	(78,055,718)	141,046,911

Net income (loss)	$(79,680,125)	$139,213,584

Net income (loss) per weighted-average share	$(4.47)	$9.85

Weighted-average shares outstanding	17,831,695	14,130,248

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$747,725,400

Addition of 2,150,000 shares	85,740,606
Redemption of 150,000 shares	(7,301,114)

Net addition (redemption) of 2,000,000 shares	78,439,492

Net investment income (loss)	(1,624,407)
Net realized gain (loss)	(215,674,335)
Change in net unrealized appreciation/depreciation	137,618,617

Net income (loss)	(79,680,125)

Shareholders’ equity, at March 31, 2013	$746,484,767

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$(79,680,125)	$139,213,584
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	3,300	9,410
Net sale (purchase) of short-term U.S. government and agency obligations	136,068,407	(111,408,608)
Change in unrealized appreciation/depreciation on investments	(137,606,367)	(132,892,730)
Decrease (Increase) in receivable on futures contracts	2,520	6,000
Increase (Decrease) in management fee payable	486,307	131,385
Increase (Decrease) in payable on futures contracts	2,890	—

Net cash provided by (used in) operating activities	(80,723,068)	(104,940,959)

Cash flow from financing activities
Proceeds from addition of shares	87,889,563	166,445,210
Payment on shares redeemed	(7,301,114)	(61,385,275)

Net cash provided by (used in) financing activities	80,588,449	105,059,935

Net increase (decrease) in cash	(134,619)	118,976
Cash, beginning of period	890,051	772,442

Cash, end of period	$755,432	$891,418

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$455,071	$426,634
Segregated cash balances with brokers for futures contracts	133,650	158,400
Short-term U.S. government and agency obligations (Note 3) (cost $3,676,855 and $3,570,687, respectively)	3,676,902	3,570,894
Receivable on open futures contracts	—	12,000
Offering costs (Note 5)	12,019	22,128
Limitation by Sponsor	1,346	1,012

Total assets	4,278,988	4,191,068

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	22,982	—
Payable for offering costs	41,000	41,000

Total liabilities	63,982	41,000

Shareholders’ equity
Shareholders’ equity	4,215,006	4,150,068

Total liabilities and shareholders’ equity	$4,278,988	$4,191,068

Shares outstanding	100,005	100,005

Net asset value per share	$42.15	$41.50

Market value per share (Note 2)	$42.55	$41.45

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (87% of shareholders’ equity)
U.S. Treasury Bills:
0.055% due 04/11/13	$82,000	$81,999
0.051% due 04/18/13	3,096,000	3,095,949
0.065% due 04/25/13	10,000	10,000
0.105% due 05/16/13	370,000	369,974
0.070% due 06/27/13	119,000	118,980

Total short-term U.S. government and agency obligations (cost $3,676,855)		$3,676,902

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires June 2013	81	$8,385,930	$124,930

††	Cash collateral in the amount of $133,650 was pledged to cover margin requirements for open futures contracts as of March 31, 2013.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR*

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Three months ended March 31, 2013
Investment Income
Interest	$646

Expenses
Brokerage commissions	362
Offering costs	10,110
Limitation by Sponsor	(334)

Total expenses	10,138

Net investment income (loss)	(9,492)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(149,275)
Short-term U.S. government and agency obligations	(95)

Net realized gain (loss)	(149,370)

Change in net unrealized appreciation/depreciation on
Futures contracts	223,960
Short-term U.S. government and agency obligations	(160)

Change in net unrealized appreciation/depreciation	223,800

Net realized and unrealized gain (loss)	74,430

Net income (loss)	$64,938

Net income (loss) per weighted-average share	$0.65

Weighted-average shares outstanding	100,005

*	Since the Fund commenced investment operations on July 17, 2012, the Statement of Operations for the three months ended March 31, 2012 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$4,150,068

Net investment income (loss)	(9,492)
Net realized gain (loss)	(149,370)
Change in net unrealized appreciation/depreciation	223,800

Net income (loss)	64,938

Shareholders’ equity, at March 31, 2013	$4,215,006

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR*

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$64,938
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	24,750
Net sale (purchase) of short-term U.S. government and agency obligations	(106,168)
Change in unrealized appreciation/depreciation on investments	159
Decrease (Increase) in receivable on futures contracts	12,000
Decrease (Increase) in Limitation by Sponsor	(334)
Change in offering cost	10,110
Increase (Decrease) in payable on futures contracts	22,982

Net cash provided by (used in) operating activities	28,437

Cash flow from financing activities
Net increase (decrease) in cash	28,437
Cash, beginning of period	426,634

Cash, end of period	$455,071

*	Since the Fund commenced investment operations on July 17, 2012, the Statement of Cash Flows for the three months ended March 31, 2012 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$235,561	$240,086
Short-term U.S. government and agency obligations (Note 3) (cost $4,478,870 and $4,546,872, respectively)	4,478,920	4,546,944
Unrealized appreciation on foreign currency forward contracts	3,138	89,473

Total assets	4,717,619	4,876,503

Liabilities and shareholders’ equity
Liabilities
Management fee payable	7,418	3,873
Unrealized depreciation on foreign currency forward contracts	137,134	2,314

Total liabilities	144,552	6,187

Shareholders’ equity
Shareholders’ equity	4,573,067	4,870,316

Total liabilities and shareholders’ equity	$4,717,619	$4,876,503

Shares outstanding	200,014	200,014

Net asset value per share	$22.86	$24.35

Market value per share (Note 2)	$22.92	$24.32

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (98% of shareholders’ equity)
U.S. Treasury Bills:
0.056% due 04/18/13†	$3,854,000	$3,853,936
0.058% due 04/25/13†	579,000	578,987
0.105% due 05/16/13	46,000	45,997

Total short-term U.S. government and agency obligations (cost $4,478,870)		$4,478,920

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	04/05/13	3,381,925	$4,335,001	$(63,478)
Euro with UBS AG	04/05/13	4,109,500	5,267,617	(73,656)

				$(137,134)

Contracts to Sell
Euro with Goldman Sachs International	04/05/13	(66,800)	$(85,625)	$737
Euro with UBS AG	04/05/13	(287,400)	(368,394)	2,401

				$3,138

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013, AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Investment Income
Interest	$676	$488

Expenses
Management fee	11,400	23,317

Total expenses	11,400	23,317

Net investment income (loss)	(10,724)	(22,829)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(65,362)	(249,576)
Short-term U.S. government and agency obligations	14	1

Net realized gain (loss)	(65,348)	(249,575)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(221,155)	811,782
Short-term U.S. government and agency obligations	(22)	402

Change in net unrealized appreciation/depreciation	(221,177)	812,184

Net realized and unrealized gain (loss)	(286,525)	562,609

Net income (loss)	$(297,249)	$539,780

Net income (loss) per weighted-average share	$(1.49)	$1.34

Weighted-average shares outstanding	200,014	403,860

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$4,870,316

Net investment income (loss)	(10,724)
Net realized gain (loss)	(65,348)
Change in net unrealized appreciation/depreciation	(221,177)

Net income (loss)	(297,249)

Shareholders’ equity, at March 31, 2013	$4,573,067

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013, AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$(297,249)	$539,780
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	68,002	2,914,612
Change in unrealized appreciation/depreciation on investments	221,177	(812,184)
Increase (Decrease) in management fee payable	3,545	1,045

Net cash provided by (used in) operating activities	(4,525)	2,643,253

Cash flow from financing activities
Proceeds from addition of shares	—	1,209,580
Payment on shares redeemed	—	(3,730,012)

Net cash provided by (used in) financing activities	—	(2,520,432)

Net increase (decrease) in cash	(4,525)	122,821
Cash, beginning of period	240,086	10,469

Cash, end of period	$235,561	$133,290

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$109,102	$138,033
Short-term U.S. government and agency obligations (Note 3) (cost $3,534,876 and $4,587,701, respectively)	3,534,934	4,587,918
Unrealized appreciation on foreign currency forward contracts	—	13,523

Total assets	3,644,036	4,739,474

Liabilities and shareholders’ equity
Liabilities
Management fee payable	7,071	3,660
Unrealized depreciation on foreign currency forward contracts	70,562	507,819

Total liabilities	77,633	511,479

Shareholders’ equity
Shareholders’ equity	3,566,403	4,227,995

Total liabilities and shareholders’ equity	$3,644,036	$4,739,474

Shares outstanding	150,014	150,014

Net asset value per share	$23.77	$28.18

Market value per share (Note 2)	$23.69	$28.28

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (99% of shareholders’ equity)
U.S. Treasury Bills:
0.066% due 04/18/13†	$3,395,000	$3,394,944
0.105% due 05/16/13	140,000	139,990

Total short-term U.S. government and agency obligations (cost $3,534,876)		$3,534,934

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	04/05/13	359,404,200	$3,817,676	$(22,277)
Yen with UBS AG	04/05/13	569,984,800	6,054,513	(35,869)

				$(58,146)

Contracts to Sell
Yen with Goldman Sachs International	04/05/13	(6,969,600)	$(74,033)	$(583)
Yen with UBS AG	04/05/13	(250,806,500)	(2,664,126)	(11,833)

				$(12,416)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013, AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Investment Income
Interest	$826	$372

Expenses
Management fee	10,886	12,183

Total expenses	10,886	12,183

Net investment income (loss)	(10,060)	(11,811)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,217,971)	(425,209)
Short-term U.S. government and agency obligations	42	15

Net realized gain (loss)	(1,217,929)	(425,194)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	423,734	(328,692)
Short-term U.S. government and agency obligations	(159)	202

Change in net unrealized appreciation/depreciation	423,575	(328,490)

Net realized and unrealized gain (loss)	(794,354)	(753,684)

Net income (loss)	$(804,414)	$(765,495)

Net income (loss) per weighted-average share	$(4.30)	$(5.10)

Weighted-average shares outstanding	187,236	150,014

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$4,227,995

Addition of 50,000 shares	1,323,474
Redemption of 50,000 shares	(1,180,652)

Net addition (redemption) of 0 shares	142,822

Net investment income (loss)	(10,060)
Net realized gain (loss)	(1,217,929)
Change in net unrealized appreciation/depreciation	423,575

Net income (loss)	(804,414)

Shareholders’ equity, at March 31, 2013	$3,566,403

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013, AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$(804,414)	$(765,495)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	1,052,825	529,440
Change in unrealized appreciation/depreciation on investments	(423,575)	328,490
Increase (Decrease) in management fee payable	3,411	(506)

Net cash provided by (used in) operating activities	(171,753)	91,929

Cash flow from financing activities
Proceeds from addition of shares	1,323,474	—
Payment on shares redeemed	(1,180,652)	—

Net cash provided by (used in) financing activities	142,822	—

Net increase (decrease) in cash	(28,931)	91,929
Cash, beginning of period	138,033	5,798

Cash, end of period	$109,102	$97,727

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$3,253,058	$2,989,958
Segregated cash balances with brokers for futures contracts	67,081,496	34,109,998
Short-term U.S. government and agency obligations (Note 3) (cost $152,933,255 and $144,057,296, respectively)	152,936,809	144,060,921
Receivable from capital shares sold	—	2,518,068

Total assets	223,271,363	183,678,945

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,163,532	14,374,851
Payable on open futures contracts	2,471,348	31,540,181
Management fee payable	249,004	106,449

Total liabilities	4,883,884	46,021,481

Shareholders’ equity
Shareholders’ equity	218,387,479	137,657,464

Total liabilities and shareholders’ equity	$223,271,363	$183,678,945

Shares outstanding	20,175,005	8,200,005

Net asset value per share	$10.82	$16.79

Market value per share (Note 2)	$10.90	$17.01

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (70% of shareholders’ equity)
U.S. Treasury Bills:
0.058% due 04/11/13	$1,175,000	$1,174,990
0.103% due 04/18/13	37,311,000	37,310,383
0.050% due 04/25/13	15,369,000	15,368,641
0.103% due 05/16/13	35,438,000	35,435,564
0.070% due 06/27/13	63,658,000	63,647,231

Total short-term U.S. government and agency obligations (cost $152,933,255)		$152,936,809

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2013	9,424	$133,820,800	$(7,254,355)
VIX Futures - CBOE, expires May 2013	5,483	85,534,800	(1,091,705)

			$(8,346,060)

††	Cash collateral in the amount of $67,081,496 was pledged to cover margin requirements for open futures contracts as of March 31, 2013.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Investment Income
Interest	$24,328	$6,804

Expenses
Management fee	351,671	147,269
Offering costs	—	1,090

Total expenses	351,671	148,359

Net investment income (loss)	(327,343)	(141,555)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(55,408,949)	(42,732,137)
Short-term U.S. government and agency obligations	(1,762)	(146)

Net realized gain (loss)	(55,410,711)	(42,732,283)

Change in net unrealized appreciation/depreciation on
Futures contracts	(8,124,641)	(17,345,947)
Short-term U.S. government and agency obligations	(71)	2,603

Change in net unrealized appreciation/depreciation	(8,124,712)	(17,343,344)

Net realized and unrealized gain (loss)	(63,535,423)	(60,075,627)

Net income (loss)	$(63,862,766)	$(60,217,182)

Net income (loss) per weighted-average share	$(4.69)	$(41.66)

Weighted-average shares outstanding	13,623,616	1,445,609

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$137,657,464

Addition of 15,800,000 shares	194,612,182
Redemption of 3,825,000 shares	(50,019,401)

Net addition (redemption) of 11,975,000 shares	144,592,781

Net investment income (loss)	(327,343)
Net realized gain (loss)	(55,410,711)
Change in net unrealized appreciation/depreciation	(8,124,712)

Net income (loss)	(63,862,766)

Shareholders’ equity, at March 31, 2013	$218,387,479

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$(63,862,766)	$(60,217,182)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(32,971,498)	(46,182,127)
Net sale (purchase) of short-term U.S. government and agency obligations	(8,875,959)	(43,831,648)
Change in unrealized appreciation/depreciation on investments	71	(2,603)
Decrease (Increase) in receivable on futures contracts	—	742,451
Change in offering cost	—	1,090
Increase (Decrease) in management fee payable	142,555	59,145
Increase (Decrease) in payable on futures contracts	(29,068,833)	—

Net cash provided by (used in) operating activities	(134,636,430)	(149,430,874)

Cash flow from financing activities
Proceeds from addition of shares	197,130,250	190,857,830
Payment on shares redeemed	(62,230,720)	(40,505,855)

Net cash provided by (used in) financing activities	134,899,530	150,351,975

Net increase (decrease) in cash	263,100	921,101
Cash, beginning of period	2,989,958	563,350

Cash, end of period	$3,253,058	$1,484,451

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$1,287,189	$2,063,715
Segregated cash balances with brokers for futures contracts	16,951,501	7,830,000
Short-term U.S. government and agency obligations (Note 3) (cost $49,700,662 and $79,927,870, respectively)	49,702,438	79,930,866
Receivable on open futures contracts	211,350	—

Total assets	68,152,478	89,824,581

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	50,571,549
Payable on open futures contracts	—	1,890,675
Management fee payable	80,028	59,365

Total liabilities	80,028	52,521,589

Shareholders’ equity
Shareholders’ equity	68,072,450	37,302,992

Total liabilities and shareholders’ equity	$68,152,478	$89,824,581

Shares outstanding	2,575,005	1,075,005

Net asset value per share	$26.44	$34.70

Market value per share (Note 2)	$26.43	$34.22

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (73% of shareholders’ equity)
U.S. Treasury Bills:
0.068% due 04/18/13	$12,878,000	$12,877,787
0.051% due 04/25/13	4,562,000	4,561,894
0.103% due 05/16/13	22,064,000	22,062,483
0.078% due 06/27/13	10,202,000	10,200,274

Total short-term U.S. government and agency obligations (cost $49,700,662)		$49,702,438

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2013	793	$13,758,550	$(580,020)
VIX Futures - CBOE, expires August 2013	1,255	22,401,750	(970,169)
VIX Futures - CBOE, expires September 2013	1,256	23,173,200	(300,190)
VIX Futures - CBOE, expires October 2013	463	8,750,700	(26,050)

			$(1,876,429)

††	Cash collateral in the amount of $16,951,501 was pledged to cover margin requirements for open futures contracts as of March 31, 2013.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Investment Income
Interest	$7,320	$6,086

Expenses
Management fee	104,816	210,264
Offering costs	—	682

Total expenses	104,816	210,946

Net investment income (loss)	(97,496)	(204,860)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(10,260,171)	(22,417,600)
Short-term U.S. government and agency obligations	486	(2,490)

Net realized gain (loss)	(10,259,685)	(22,420,090)

Change in net unrealized appreciation/depreciation on
Futures contracts	(406,019)	(5,041,600)
Short-term U.S. government and agency obligations	(1,220)	6,101

Change in net unrealized appreciation/depreciation	(407,239)	(5,035,499)

Net realized and unrealized gain (loss)	(10,666,924)	(27,455,589)

Net income (loss)	$(10,764,420)	$(27,660,449)

Net income (loss) per weighted-average share	$(5.95)	$(18.31)

Weighted-average shares outstanding	1,808,616	1,510,994

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$37,302,992

Addition of 1,825,000 shares	51,106,840
Redemption of 325,000 shares	(9,572,962)

Net addition (redemption) of 1,500,000 shares	41,533,878

Net investment income (loss)	(97,496)
Net realized gain (loss)	(10,259,685)
Change in net unrealized appreciation/depreciation	(407,239)

Net income (loss)	(10,764,420)

Shareholders’ equity, at March 31, 2013	$68,072,450

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flow from operating activities
Net income (loss)	$(10,764,420)	$(27,660,449)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(9,121,501)	(26,948,953)
Net sale (purchase) of short-term U.S. government and agency obligations	30,227,208	15,293,731
Change in unrealized appreciation/depreciation on investments	1,220	(6,101)
Decrease (Increase) in receivable on futures contracts	(211,350)	798,319
Decrease (Increase) in Limitation by Sponsor	—	2,481
Change in offering cost	—	682
Increase (Decrease) in management fee payable	20,663	81,412
Increase (Decrease) in payable on futures contracts	(1,890,675)	—

Net cash provided by (used in) operating activities	8,261,145	(38,438,878)

Cash flow from financing activities
Proceeds from addition of shares	51,106,840	52,467,040
Payment on shares redeemed	(60,144,511)	(13,518,544)

Net cash provided by (used in) financing activities	(9,037,671)	38,948,496

Net increase (decrease) in cash	(776,526)	509,618
Cash, beginning of period	2,063,715	627,557

Cash, end of period	$1,287,189	$1,137,175

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$2,471,674	$1,790,825
Segregated cash balances with brokers for futures contracts	211,090,492	38,727,007
Short-term U.S. government and agency obligations (Note 3) (cost $118,784,627 and $97,445,279, respectively)	118,784,756	97,440,843
Unrealized appreciation on swap agreements	—	301,351
Receivable from capital shares sold	17,412,905	18,127,289

Total assets	349,759,827	156,387,315

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	35,907,787
Payable on open futures contracts	4,961,933	35,666,735
Management fee payable	401,498	96,661

Total liabilities	5,363,431	71,671,183

Shareholders’ equity
Shareholders’ equity	344,396,396	84,716,132

Total liabilities and shareholders’ equity	$349,759,827	$156,387,315

Shares outstanding	45,458,081	4,208,081

Net asset value per share	$7.58	$20.13

Market value per share (Note 2)	$7.69	$20.90

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (34% of shareholders’ equity)
U.S. Treasury Bills:
0.056% due 04/11/13	$7,541,000	$7,540,937
0.103% due 04/18/13	6,969,000	6,968,885
0.052% due 04/25/13	2,714,000	2,713,937
0.101% due 05/16/13	1,802,000	1,801,876
0.069% due 06/27/13	99,776,000	99,759,121

Total short-term U.S. government and agency obligations (cost $118,784,627)		$118,784,756

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2013	29,637	$420,845,400	$(15,417,639)
VIX Futures - CBOE, expires May 2013	17,272	269,443,200	(3,319,482)

			$(18,737,121)

††	Cash collateral in the amount of $211,090,492 was pledged to cover margin requirements for open futures contracts as of March 31, 2013.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Investment Income
Interest	$17,539	$2,915

Expenses
Management fee	532,907	154,701
Brokerage commissions	557,337	182,674
Offering costs	—	7,152

Total expenses	1,090,244	344,527

Net investment income (loss)	(1,072,705)	(341,612)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(118,236,966)	(119,246,992)
Swap agreements	(4,453,107)	—
Short-term U.S. government and agency obligations	4,135	1,284

Net realized gain (loss)	(122,685,938)	(119,245,708)

Change in net unrealized appreciation/depreciation on
Futures contracts	(20,794,183)	(28,628,023)
Swap agreements	(301,351)	(4,983,410)
Short-term U.S. government and agency obligations	4,565	1,052

Change in net unrealized appreciation/depreciation	(21,090,969)	(33,610,381)

Net realized and unrealized gain (loss)	(143,776,907)	(152,856,089)

Net income (loss)	$(144,849,612)	$(153,197,701)

Net income (loss) per weighted-average share (Note 1)	$(6.26)	$(540.20)

Weighted-average shares outstanding (Note 1)	23,130,303	283,597

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$84,716,132

Addition of 62,100,000 shares	626,143,856
Redemption of 20,850,000 shares	(221,613,980)

Net addition (redemption) of 41,250,000 shares	404,529,876

Net investment income (loss)	(1,072,705)
Net realized gain (loss)	(122,685,938)
Change in net unrealized appreciation/depreciation	(21,090,969)

Net income (loss)	(144,849,612)

Shareholders’ equity, at March 31, 2013	$344,396,396

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Cash flow from operating activities
Net income (loss)	$(144,849,612)	$(153,197,701)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(172,363,485)	(73,675,384)
Net sale (purchase) of short-term U.S. government and agency obligations	(21,339,348)	(40,191,164)
Change in unrealized appreciation/depreciation on investments	296,786	4,982,358
Change in offering cost	—	7,152
Increase (Decrease) in management fee payable	304,837	135,725
Increase (Decrease) in payable on futures contracts	(30,704,802)	(1,852,966)

Net cash provided by (used in) operating activities	(368,655,624)	(263,791,980)

Cash flow from financing activities
Proceeds from addition of shares	626,858,240	343,734,212
Payment on shares redeemed	(257,521,767)	(77,969,159)

Net cash provided by (used in) financing activities	369,336,473	265,765,053

Net increase (decrease) in cash	680,849	1,973,073
Cash, beginning of period	1,790,825	2,972,032

Cash, end of period	$2,471,674	$4,945,105

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013
	(unaudited)	December 31, 2012
Assets
Cash	$1,856,066	$2,236,726
Segregated cash balances with brokers for futures contracts	21,073,502	20,731,497
Short-term U.S. government and agency obligations (Note 3) (cost $45,829,953 and $53,683,800, respectively)	45,830,843	53,686,352
Receivable from capital shares sold	—	13,232,678
Receivable on open futures contracts	472,022	5,524,721

Total assets	69,232,433	95,411,974

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	12,699,384
Management fee payable	82,626	48,957

Total liabilities	82,626	12,748,341

Shareholders’ equity
Shareholders’ equity	69,149,807	82,663,633

Total liabilities and shareholders’ equity	$69,232,433	$95,411,974

Shares outstanding	750,020	1,250,020

Net asset value per share	$92.20	$66.13

Market value per share (Note 2)	$91.08	$65.45

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (66% of shareholders’ equity)
U.S. Treasury Bills:
0.103% due 04/18/13	$1,862,000	$1,861,969
0.108% due 04/25/13	99,000	98,998
0.096% due 05/16/13	12,929,000	12,928,111
0.072% due 06/27/13	30,947,000	30,941,765

Total short-term U.S. government and agency obligations (cost $45,829,953)		$45,830,843

Futures Contracts Sold††

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)
VIX Futures - CBOE, expires April 2013	2,965	$42,103,000	$2,122,730
VIX Futures - CBOE, expires May 2013	1,718	26,800,800	265,986

			$2,388,716

††	Cash collateral in the amount of $21,073,502 was pledged to cover margin requirements for open futures contracts as of March 31, 2013.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Investment Income
Interest	$9,265	$894

Expenses
Management fee	137,663	18,944
Brokerage commissions	85,021	28,829
Offering costs	—	7,152

Total expenses	222,684	54,925

Net investment income (loss)	(213,419)	(54,031)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	25,204,111	6,857,840
Short-term U.S. government and agency obligations	76	(147)

Net realized gain (loss)	25,204,187	6,857,693

Change in net unrealized appreciation/depreciation on
Futures contracts	3,775,891	815,550
Short-term U.S. government and agency obligations	(1,662)	251

Change in net unrealized appreciation/depreciation	3,774,229	815,801

Net realized and unrealized gain (loss)	28,978,416	7,673,494

Net income (loss)	$28,764,997	$7,619,463

Net income (loss) per weighted-average share (Note 1)	$40.61	$25.21

Weighted-average shares outstanding (Note 1)	708,353	302,218

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$82,663,633

Addition of 1,400,000 shares	116,697,172
Redemption of 1,900,000 shares	(158,975,995)

Net addition (redemption) of (500,000) shares	(42,278,823)

Net investment income (loss)	(213,419)
Net realized gain (loss)	25,204,187
Change in net unrealized appreciation/depreciation	3,774,229

Net income (loss)	28,764,997

Shareholders’ equity, at March 31, 2013	$69,149,807

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Cash flow from operating activities
Net income (loss)	$28,764,997	$7,619,463
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(342,005)	(9,593,943)
Net sale (purchase) of short-term U.S. government and agency obligations	7,853,847	(33,582,854)
Change in unrealized appreciation/depreciation on investments	1,662	(251)
Decrease (Increase) in receivable on futures contracts	5,052,699	—
Change in offering cost	—	7,152
Increase (Decrease) in management fee payable	33,669	18,944

Net cash provided by (used in) operating activities	41,364,869	(35,531,489)

Cash flow from financing activities
Proceeds from addition of shares	129,929,850	101,916,545
Payment on shares redeemed	(171,675,379)	(68,220,482)

Net cash provided by (used in) financing activities	(41,745,529)	33,696,063

Net increase (decrease) in cash	(380,660)	(1,835,426)
Cash, beginning of period	2,236,726	5,521,055

Cash, end of period	$1,856,066	$3,685,629

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013
	(unaudited)	December 31, 2012
Assets
Cash	$20,567,072	$19,959,356
Segregated cash balances with brokers for futures contracts	346,819,231	141,659,913
Short-term U.S. government and agency obligations (Note 3) (cost $3,163,012,603 and $3,335,156,145, respectively)	3,163,088,076	3,335,285,580
Unrealized appreciation on swap agreements	25,308,618	33,783,473
Unrealized appreciation on forward agreements	9,489,041	23,037,541
Unrealized appreciation on foreign currency forward contracts	17,840,424	38,700,860
Receivable from capital shares sold	23,314,276	47,672,102
Receivable on open futures contracts	3,538,523	9,613,025
Offering costs (Note 5)	33,698	257,927
Limitation by Sponsor	8,355	5,373

Total assets	3,610,007,314	3,649,975,150

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	36,735,318	148,045,139
Payable on open futures contracts	9,659,415	74,986,160
Management fee payable	5,122,067	2,729,857
Payable for offering costs	123,000	316,900
Unrealized depreciation on swap agreements	11,461,333	5,913,328
Unrealized depreciation on forward agreements	11,364,313	161,392,764
Unrealized depreciation on foreign currency forward contracts	1,646,907	14,141,394

Total liabilities	76,112,353	407,525,542

Shareholders’ equity
Shareholders’ equity	3,533,894,961	3,242,449,608

Total liabilities and shareholders’ equity	$3,610,007,314	$3,649,975,150

Shares outstanding	147,262,067	97,287,082

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Investment Income
Interest	$578,920	$214,629

Expenses
Management fee	7,770,731	8,103,425
Brokerage commissions	707,993	256,973
Offering costs	30,330	29,314
Limitation by Sponsor	(2,982)	—

Total expenses	8,506,072	8,389,712

Net investment income (loss)	(7,927,152)	(8,175,083)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(123,513,512)	(178,348,949)
Swap agreements	24,526,446	11,553,186
Forward agreements	(224,015,494)	(58,982,945)
Foreign currency forward contracts	92,653,284	58,990,807
Short-term U.S. government and agency obligations	19,135	(5,351)

Net realized gain (loss)	(230,330,141)	(166,793,252)

Change in net unrealized appreciation/depreciation on
Futures contracts	(27,784,632)	(54,643,220)
Swap agreements	(14,022,860)	(1,904,525)
Forward agreements	136,479,951	141,959,992
Foreign currency forward contracts	(8,365,949)	(80,571,823)
Short-term U.S. government and agency obligations	(53,962)	140,272

Change in net unrealized appreciation/depreciation	86,252,548	4,980,696

Net realized and unrealized gain (loss)	(144,077,593)	(161,812,556)

Net income (loss)	$(152,004,745)	$(169,987,639)

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$3,242,449,608

Addition of 92,625,000 shares	1,400,454,738
Redemption of 42,650,015* shares	(957,004,640)

Net addition (redemption) of 49,974,985 shares	443,450,098

Net investment income (loss)	(7,927,152)
Net realized gain (loss)	(230,330,141)
Change in net unrealized appreciation/depreciation	86,252,548

Net income (loss)	(152,004,745)

Shareholders’ equity, at March 31, 2013	$3,533,894,961

*	Amount includes $600 of redemptions related to the termination of offerings of the New Funds. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Cash flow from operating activities
Net income (loss)	$(152,004,745)	$(169,987,639)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(205,159,318)	(168,299,155)
Net sale (purchase) of short-term U.S. government and agency obligations	172,143,542	(107,098,623)
Change in unrealized appreciation/depreciation on investments	(114,037,180)	(59,623,916)
Decrease (Increase) in receivable on futures contracts	6,074,502	1,461,768
Change in offering cost	224,229	29,314
Decrease (Increase) in Limitation by Sponsor	(2,982)	2,481
Increase (Decrease) in management fee payable	2,392,210	421,341
Increase (Decrease) in payable on futures contracts	(65,326,745)	(1,852,966)
Increase (Decrease) in payable for offering costs	(193,900)	—

Net cash provided by (used in) operating activities	(355,890,387)	(504,947,395)

Cash flow from financing activities
Proceeds from addition of shares	1,424,812,564	1,481,523,745
Payment on shares redeemed*	(1,068,314,461)	(978,042,682)

Net cash provided by (used in) financing activities	356,498,103	503,481,063

Net increase (decrease) in cash	607,716	(1,466,332)
Cash, beginning of period	19,959,356	19,145,045

Cash, end of period	$20,567,072	$17,678,713

*	Amount includes $600 of redemptions related the termination of offerings of the New Funds. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

NOTE 1 – ORGANIZATION

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2013, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

The Trust also registered shares for three additional series; ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy, collectively referred to as the “New Funds”. As of March 31, 2013, each of the New Funds had seed capital, but none of these Funds had commenced investment operations. On April 24 2013, the registered offerings for each of the New Funds, which had never been publicly offered, were terminated.

The Trust had no operations prior to November 24, 2008, other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of fourteen Shares at an aggregate purchase price of $350 in each of the following Funds: ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen.

Eight of the Funds, ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra Euro and ProShares Ultra Yen commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares Ultra Silver, commenced trading on the NYSE Arca on December 3, 2008. Two of the Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares UltraShort DJ-UBS Natural Gas and ProShares Ultra DJ-UBS Natural Gas, commenced trading on the NYSE Arca on October 4, 2011. One of the Funds, ProShares Short Euro, commenced trading on the NYSE Arca on June 26, 2012. Two of the Funds, ProShares UltraShort Australian Dollar and ProShares Ultra Australian Dollar, commenced trading on the NYSE Arca on July 17, 2012.

Groups of Funds are collectively referred to in several different ways. References to “Short Funds,” “UltraShort Funds,” or “Ultra Funds,” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds”, “Commodity Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” refer to the different Funds based upon their investment objective and their general benchmark categories.

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

Each of the Funds generally invests in Financial Instruments (i.e., instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to the commodity futures index, commodity, currency or exchange rate, equity volatility index or applicable commodity or financial futures contracts. Financial Instruments also are used to produce economically “leveraged,” “inverse” or “inverse leveraged” investment results for the Geared Funds. Each Matching VIX Fund seeks results (before fees and expenses), both over a single day and over time, that match the performance of the S&P 500 VIX Short-Term Futures Index (the “Short-Term VIX Index”) or the S&P 500 VIX Mid-Term Futures Index (the “Mid-Term VIX Index”) (each a “VIX Futures Index”). Each Geared VIX Fund seeks daily investment results (before fees and expenses) that correspond to a multiple or the inverse of the daily performance of a benchmark. Each VIX Fund intends to obtain exposure to its benchmark by investing primarily in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”).

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Accordingly, results over periods of time greater than a single day should not be expected to be a simple multiple (e.g., -1x, -2x or 2x) of the period return of the corresponding benchmark and will likely differ significantly. The Matching VIX Funds seek to achieve their stated investment objective both over a single day and over time.

ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Natural Gas, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil and ProShares Ultra DJ-UBS Natural Gas each have a benchmark that is an index designed to track the performance of commodity futures contracts, as applicable. The daily performance of these indexes and the corresponding Funds will likely be very different from the daily performance of the price of the related physical commodities.

Renaming of Index

Effective as of January 2, 2012, the official name for the Dow Jones-UBS Crude Oil SubindexSM (Ticker: DJUBSCL) changed to the Dow Jones-UBS WTI Crude Oil SubindexSM. The ticker did not change as a result of the name change.

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the years ended December 31, 2012 and 2011. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

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

The reverse splits were applied retroactively for all periods presented, reducing the number of Shares outstanding for each of ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas and ProShares Ultra VIX Short-Term Futures ETF, and resulted in a proportionate increase in the price per Share and per Share information of each such Fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse split.

The splits were applied retroactively for all periods presented, increasing the number of Shares outstanding for ProShares UltraShort DJ-UBS Natural Gas, ProShares Ultra Silver and ProShares Short VIX Short-Term Futures ETF, and resulted in a proportionate decrease in the price per Share and per Share information of each such Fund. Therefore, the splits did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by each Fund, as applicable, in preparation of its financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 1, 2013.

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

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Trust as a whole, as the SEC registrant, and for each Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Fund shall be enforceable only against the assets of such Fund and not against the assets of the Trust generally or any other Fund. Accordingly, the assets of one Fund of the Trust include only those funds and other assets that are paid to, held by or distributed to the Trust for the purchase of Shares in that Fund.

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated March 31, 2013, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2013 were as follows. All times are Eastern Standard Time:

	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	7:00 A.M.	March 28
UltraShort Gold, Ultra Gold	10:00 A.M.	March 28
UltraShort DJ-UBS Crude Oil, Ultra DJ-UBS Crude Oil	2:30 P.M.	March 28
UltraShort DJ-UBS Natural Gas, Ultra DJ-UBS Natural Gas	2:30 P.M.	March 28
UltraShort DJ-UBS Commodity, Ultra DJ-UBS Commodity	3:00 P.M.	March 28
UltraShort Australian Dollar, Ultra Australian Dollar	4:00 P.M.	March 28
Short Euro, UltraShort Euro, Ultra Euro	4:00 P.M.	March 28
UltraShort Yen, Ultra Yen	4:00 P.M.	March 28
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	4:15 P.M.	March 28
VIX Mid-Term Futures ETF	4:15 P.M.	March 28

The Funds’ per Share NAV was calculated on March 28, 2013 due to a market holiday on Friday, March 29, 2013.

Although the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ Shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2013.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund, the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s and VIX Funds’ final creation/redemption NAV for the three months ended March 31, 2013.

Investment Valuation

Short-term investments are valued at amortized cost which approximates fair value for daily NAV purposes. For financial reporting purposes, short-term investments are valued at their market price using information provided by a third-party pricing service or market quotations. In each of these situations, valuations are typically categorized as Level I in the fair value hierarchy.

Derivatives (e.g., futures contracts, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold, Silver, Australian Dollar and Short Euro Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold, Silver, Australian Dollar and Short Euro Funds are valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. For financial reporting purposes, all futures contracts are valued at the last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. If there was no sale on that day, and for non-exchange-traded derivatives, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. When market closing prices are not available, the Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

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

The following table summarizes the valuation of investments at March 31, 2013 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
UltraShort DJ-UBS Commodity	$3,062,812	$—	$—	$—	$(92,919)	$2,969,893
UltraShort DJ-UBS Crude Oil	145,473,612	231,524	—	—	(11,368,414)	134,336,722
UltraShort DJ-UBS Natural Gas	21,193,216	(3,496,753)	—	—	—	17,696,463
UltraShort Gold	108,157,077	(1,410)	(3,246,282)	—	—	104,909,385
UltraShort Silver	105,347,243	27,520	255,288	—	—	105,630,051
Short Euro	3,371,965	61,713	—	—	—	3,433,678
UltraShort Australian Dollar	3,329,970	(109,570)	—	—	—	3,220,400
UltraShort Euro	507,190,542	—	—	13,665,449	—	520,855,991
UltraShort Yen	463,617,695	—	—	2,732,626	—	466,350,321
Ultra DJ-UBS Commodity	3,350,652	—	—	—	115,047	3,465,699
Ultra DJ-UBS Crude Oil	304,000,111	1,362,516	—	—	25,193,571	330,556,198
Ultra DJ-UBS Natural Gas	53,702,179	14,044,618	—	—	—	67,746,797
Ultra Gold	307,384,042	1,380	9,222,440	—	—	316,607,862
Ultra Silver	754,961,358	(27,770)	(8,106,718)	—	—	746,826,870
Ultra Australian Dollar	3,676,902	124,930	—	—	—	3,801,832
Ultra Euro	4,478,920	—	—	(133,996)	—	4,344,924
Ultra Yen	3,534,934	—	—	(70,562)	—	3,464,372
VIX Short-Term Futures ETF	152,936,809	(8,346,060)	—	—	—	144,590,749
VIX Mid-Term Futures ETF	49,702,438	(1,876,429)	—	—	—	47,826,009
Ultra VIX Short-Term Futures ETF	118,784,756	(18,737,121)	—	—	—	100,047,635
Short VIX Short-Term Futures ETF	45,830,843	2,388,716	—	—	—	48,219,559

Total Trust	$3,163,088,076	$(14,352,196)	$(1,875,272)	$16,193,517	$13,847,285	$3,176,901,410

At March 31, 2013, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2012 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
UltraShort DJ-UBS Commodity	$2,803,904	$—	$—	$—	$148,502	$2,952,406
UltraShort DJ-UBS Crude Oil	87,046,389	(4,029,721)	—	—	(5,607,060)	77,409,608
UltraShort DJ-UBS Natural Gas	10,042,731	409,135	—	—	—	10,451,866
UltraShort Gold	88,575,398	15,240	3,729,856	—	—	92,320,494
UltraShort Silver	86,206,701	40,020	19,307,685	—	—	105,554,406
Short Euro	3,409,904	(55,056)	—	—	—	3,354,848
UltraShort Australian Dollar	3,302,907	85,590	—	—	—	3,388,497
UltraShort Euro	553,430,562	—	—	(13,147,572)	—	540,282,990
UltraShort Yen	362,743,231	—	—	38,114,175	—	400,857,406
Ultra DJ-UBS Commodity	6,240,951	—	—	—	(306,268)	5,934,683
Ultra DJ-UBS Crude Oil	437,662,650	21,960,410	—	—	33,333,620	492,956,680
Ultra DJ-UBS Natural Gas	64,313,224	(3,816,950)	—	—	—	60,496,274
Ultra Gold	350,624,904	(15,240)	(15,652,058)	—	—	334,957,606
Ultra Silver	891,057,386	(40,020)	(145,740,706)	—	—	745,276,660
Ultra Australian Dollar	3,570,894	(99,030)	—	—	—	3,471,864
Ultra Euro	4,546,944	—	—	87,159	—	4,634,103
Ultra Yen	4,587,918	—	—	(494,296)	—	4,093,622
VIX Short-Term Futures ETF	144,060,921	(221,419)	—	—	—	143,839,502
VIX Mid-Term Futures ETF	79,930,866	(1,470,410)	—	—	—	78,460,456
Ultra VIX Short-Term Futures ETF	97,440,843	2,057,062	—	—	301,351	99,799,256
Short VIX Short-Term Futures ETF	53,686,352	(1,387,175)	—	—	—	52,299,177

Total Trust	$3,335,285,580	$13,432,436	$(138,355,223)	$24,559,466	$27,870,145	$3,262,792,404

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

Brokerage Commissions and Fees

Each Fund pays or will pay its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission (“CFTC”) regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis. For the three months ended March 31, 2013, the Sponsor paid, and is currently paying, brokerage commissions on VIX futures contracts for the Matching VIX Funds.

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

Accounting for Derivative Instruments

In seeking to achieve each Fund’s investment objective, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of investment positions, including derivative positions, which the Sponsor believes in combination, should produce returns consistent with a Fund’s objective.

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

Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk or equity market volatility risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the market value of the underlying index or commodity and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal but some counterparty risk to the Funds since futures contracts are exchange-traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, guarantees the futures contracts against default. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified times during the trading day. Futures contracts prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting a Fund to substantial losses. If trading is not possible, or if a Fund determines not to close a futures position in anticipation of adverse price movements, the Fund will be required to make daily cash payments of variation margin. The risk the Fund will be unable to close out a futures position will be minimized by entering into such transactions on a national exchange with an active and liquid secondary market.

Swap Agreements

Certain of the Funds enter into swap agreements for purposes of pursuing their investment objectives or as a substitute for investing directly in (or shorting) an underlying index, currency or commodity, or to create an economic hedge against a position. Swap agreements are two-party contracts that have traditionally been entered into primarily with institutional investors in over-the-counter (“OTC”) markets for a specified period, ranging from a day to more than one year. However, the Dodd-Frank Wall Street Reform and Consumers Protection Act (the “Dodd-Frank Act”) provides for significant reforms of the OTC derivative markets, including a requirement to execute certain swap and forward transactions on a CFTC-regulated market and/or to clear such transactions through a CFTC-regulated central clearing organization. In a standard swap transaction, two parties agree to exchange the returns earned or realized on a particular predetermined investment, instrument or index in exchange for a fixed or floating rate of return in respect of a predetermined notional amount. In the case of futures contracts based indices, such as those used by the Commodity Index Funds and the VIX Funds, the reference interest rate is zero. Transaction or commission costs are reflected in the benchmark level at which the transaction is entered into. The gross returns to be exchanged are calculated with respect to a notional amount and the benchmark returns to which the swap is linked. Swap agreements do not involve the delivery of underlying instruments.

Generally, swap agreements entered into by the Funds calculate and settle the obligations of the parties to the agreement on a “net basis” with a single payment. Consequently, each Fund’s current obligations (or rights) under a swap agreement will generally be equal only to the net amount to be paid or received under the agreement based on the relative values of such obligations (or rights) (the “net amount”). In a typical swap agreement entered into by a Matching VIX Fund or an Ultra Fund, the Matching VIX Fund or Ultra

Fund would be entitled to settlement payments in the event the benchmark increases and would be required to make payments to the swap counterparties in the event the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay. In a typical swap agreement entered into by a Short Fund or an UltraShort Fund, the Short Fund or UltraShort Fund would be required to make payments to the swap counterparties in the event the benchmark increases and would be entitled to settlement payments in the event the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay.

The net amount of the excess, if any, of each Fund’s obligations over its entitlements with respect to each uncleared swap agreement is accrued on a daily basis and an amount of cash and/or securities having an aggregate value at least equal to such accrued excess is maintained for the benefit of the counterparty in a segregated account by the Funds’ Custodian. The net amount of the excess, if any, of each Fund’s entitlements over its obligations with respect to each uncleared swap agreement is accrued on a daily basis and an amount of cash and/or securities having an aggregate value at least equal to such accrued excess is maintained for the benefit of the Fund in a segregated account by the Fund’s Custodian. Until a swap agreement is settled in cash, the gain or loss on the notional amount less any transaction costs or trading spreads payable by each Fund on the notional amount are recorded as “unrealized appreciation or depreciation on swap agreements” and, when cash is exchanged, the gain or loss realized is recorded as “realized gains or losses on swap agreements.” Swap agreements are generally valued at the last settled price of the benchmark referenced asset.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at March 31, 2013 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

The Funds, as applicable, collateralize swap agreements by segregating or designating cash and/or certain securities as indicated on the Statements of Financial Condition or Schedules of Investments. As noted above, collateral posted in connection with uncleared derivative transactions is held for the benefit of the counterparty in a segregated tri-party account at the Custodian to protect the counterparty against non-payment by the Funds. In the event of a default by the counterparty, the Funds will seek withdrawal of this collateral from the segregated account and may incur certain costs in exercising its right with respect to the collateral. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, the Funds may experience significant delays in obtaining any recovery in a bankruptcy or other reorganizational proceeding. The Funds may obtain only limited recovery or may obtain no recovery in such circumstances.

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2013, the collateral posted by counterparties consisted of cash and U.S. Treasury Securities.

The counterparty/credit risk for cleared derivative transactions is generally lower than for uncleared over-the-counter derivatives since generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing organization for performance of financial obligations. In addition, cleared derivative transactions benefit from daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries.

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

Forward contracts have traditionally not been cleared or guaranteed by a third party. However, the Dodd-Frank Act provides for significant reforms of the OTC derivatives markets, including a requirement to execute most forward contracts on a CFTC-regulated market and/or to clear such transactions through a CFTC-regulated central clearing organization. The Funds may collateralize uncleared forward commodity contracts by segregating or designating cash and/or certain securities as indicated on their Statements of Financial Condition or Schedules of Investments. Such collateral is held for the benefit of the counterparty in a segregated tri-party account at the Custodian to protect the counterparty against non-payment by the Funds. In the event of a default by the counterparty, the Funds will seek withdrawal of this collateral from the segregated account and may incur certain costs in exercising its right with respect to the collateral. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, the Funds may experience significant delays in obtaining any recovery in a bankruptcy or other reorganizational proceeding. The Funds may obtain only limited recovery or may obtain no recovery in such circumstances.

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes a Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2013, the collateral posted by counterparties consisted of cash and U.S. Treasury Securities.

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

The counterparty/credit risk for cleared derivative transactions is generally lower than for uncleared over-the-counter derivatives since generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing organization for performance of financial obligations. In addition, cleared derivative transactions benefit from daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries.

Fair Value of Derivative Instruments

as of March 31, 2013

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Crude Oil	$231,524	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreement	ProShares UltraShort DJ-UBS Commodity	$92,919
		ProShares UltraShort Silver	294,121	*		ProShares UltraShort DJ-UBS Crude Oil	11,368,414
		ProShares Ultra DJ-UBS Commodity	115,047			ProShares UltraShort DJ-UBS Natural Gas	3,496,753	*
		ProShares Ultra DJ-UBS Crude Oil	26,556,087	*		ProShares UltraShort Gold	3,247,692	*
		ProShares Ultra DJ-UBS Natural Gas	14,044,618	*		ProShares UltraShort Silver	11,313
		ProShares Ultra Gold	9,223,820	*		ProShares Ultra Silver	8,134,488	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	61,713	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Australian Dollar	109,570	*
		ProShares UltraShort Euro	15,104,660			ProShares UltraShort Euro	1,439,211
		ProShares UltraShort Yen	2,732,626			ProShares Ultra Euro	137,134
		ProShares Ultra Australian Dollar	124,930	*		ProShares Ultra Yen	70,562
		ProShares Ultra Euro	3,138

VIX Futures Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forwards agreement	ProShares Short VIX Short-Term Futures ETF	2,388,716	*	Payable on open futures contracts, unrealized depreciation on swap and/or forwards agreement	ProShares VIX Short-Term Futures ETF	8,346,060	*
						ProShares VIX Mid-Term Futures ETF	1,876,429	*
						ProShares Ultra VIX Short-Term Futures ETF	18,737,121	*

		Total Trust	$70,881,000	*		Total Trust	$57,067,666	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2012

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$148,502		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreement	ProShares UltraShort DJ-UBS Crude Oil	$9,636,781	*
		ProShares UltraShort DJ-UBS Natural Gas	409,135	*		ProShares Ultra DJ-UBS Commodity	306,268
		ProShares UltraShort Gold	3,745,096	*		ProShares Ultra DJ-UBS Natural Gas	3,816,950	*
		ProShares UltraShort Silver	19,347,705	*		ProShares Ultra Gold	15,667,298	*
		ProShares Ultra DJ-UBS Crude Oil	55,294,030	*		ProShares Ultra Silver	145,780,726	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares UltraShort Australian Dollar	85,590	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Short Euro	55,056	*
		ProShares UltraShort Euro	251,047			ProShares UltraShort Euro	13,398,619
		ProShares UltraShort Yen	38,346,817			ProShares UltraShort Yen	232,642
		ProShares Ultra Euro	89,473			ProShares Ultra Australian Dollar	99,030	*
		ProShares Ultra Yen	13,523			ProShares Ultra Euro	2,314
						ProShares Ultra Yen	507,819

VIX Futures Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forwards agreement	ProShares VIX Short-Term Futures ETF	2,368,824	*	Payable on open futures contracts, unrealized depreciation on swap and/or forwards agreement	ProShares VIX Short-Term Futures ETF	2,590,243	*
		ProShares VIX Mid-Term Futures ETF	233,160	*		ProShares VIX Mid-Term Futures ETF	1,703,570	*
		ProShares Ultra VIX Short-Term Futures ETF	4,034,873	*		ProShares Ultra VIX Short-Term Futures ETF	1,676,460	*
		ProShares Short VIX Short-Term Futures ETF	627,059	*		ProShares Short VIX Short-Term Futures ETF	2,014,234	*

		Total Trust	$124,994,834	*		Total Trust	$197,488,010	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended March 31, 2013

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$308,498	$(241,421)
		ProShares UltraShort DJ-UBS Crude Oil	(6,125,158)	(1,500,109)
		ProShares UltraShort DJ-UBS Natural Gas	(1,773,421)	(3,905,888)
		ProShares UltraShort Gold	12,883,467	(6,992,788)
		ProShares UltraShort Silver	29,204,512	(19,064,897)
		ProShares Ultra DJ-UBS Commodity	(508,897)	421,315
		ProShares Ultra DJ-UBS Crude Oil	66,564,325	(28,737,943)
		ProShares Ultra DJ-UBS Natural Gas	5,748,194	17,861,568
		ProShares Ultra Gold	(50,415,205)	24,891,118
		ProShares Ultra Silver	(215,688,548)	137,646,238
Foreign Exchange Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Short Euro	(8,000)	116,769
		ProShares UltraShort Australian Dollar	112,030	(195,160)
		ProShares UltraShort Euro	(2,949,680)	26,813,021
		ProShares UltraShort Yen	96,886,297	(35,381,549)
		ProShares Ultra Australian Dollar	(149,275)	223,960
		ProShares Ultra Euro	(65,362)	(221,155)
		ProShares Ultra Yen	(1,217,971)	423,734

VIX Futures Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares VIX Short-Term Futures ETF	(55,408,949)	(8,124,641)
		ProShares VIX Mid-Term Futures ETF	(10,260,171)	(406,019)
		ProShares Ultra VIX Short-Term Futures ETF	(122,690,073)	(21,095,534)
		ProShares Short VIX Short-Term Futures ETF	25,204,111	3,775,891

		Total Trust	$(230,349,276)	$86,306,510

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended March 31, 2012

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$74,310	$(361,088)
		ProShares UltraShort DJ-UBS Crude Oil	(3,831,611)	(901,690)
		ProShares UltraShort DJ-UBS Natural Gas	4,437,111	5,930,960
		ProShares UltraShort Gold	(1,545,985)	(33,068,073)
		ProShares UltraShort Silver	(35,684,414)	(34,342,752)
		ProShares Ultra DJ-UBS Commodity	(322,448)	421,325
		ProShares Ultra DJ-UBS Crude Oil	15,544,135	9,089,628
		ProShares Ultra DJ-UBS Natural Gas	(5,158,571)	(15,543,310)
		ProShares Ultra Gold	(29,858,796)	76,461,894
		ProShares Ultra Silver	8,106,450	132,908,783
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares UltraShort Euro	38,812,588	(98,488,552)
		ProShares UltraShort Yen	20,853,004	17,433,639
		ProShares Ultra Euro	(249,576)	811,782
		ProShares Ultra Yen	(425,209)	(328,692)
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts and swap agreements	ProShares VIX Short-Term Futures ETF	(42,732,137)	(17,345,947)
		ProShares VIX Mid-Term Futures ETF	(22,417,600)	(5,041,600)
		ProShares Ultra VIX Short-Term Futures ETF	(119,246,992)	(33,611,433)
		ProShares Short VIX Short-Term Futures ETF	6,857,840	815,550

		Total Trust	$(166,787,901)	$4,840,424

Offsetting Assets and Liabilities

Effective January 1, 2013, the Funds adopted Accounting Standards Update (“ASU”) No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” which was subsequently clarified in FASB ASU 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.

As described in Note 3, the Funds utilize derivative instruments to achieve each Fund’s investment objective. The amounts shown in the Statement of Financial Condition do not take into consideration the effects of legally enforceable master netting agreements. The following tables present the gross and net amounts of these assets and liabilities with any offsets to reflect the Funds’ ability to reflect the master netting agreements at March 31, 2013 and December 31, 2012:

ProShares UltraShort DJ-UBS Commodity

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Swap agreements	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Swap agreements	$92,919	$—	$92,919

Total	$92,919	$—	$92,919

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs International	$64,434	$(64,434)	$—	$—
UBS AG	28,485	(28,485)	—	—

Total	$92,919	$(92,919)	$—	$—

ProShares UltraShort DJ-UBS Crude Oil

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—
Swap agreements	—	—	—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$1,350,973	—	$1,350,973
Swap agreements	11,368,414	—	11,368,414

Total	$12,719,387	$—	$12,719,387

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs & Co.	$1,350,973	$—	$(1,350,973)	$—
Goldman Sachs International	6,252,210	(6,252,210)	—	—
Societe Generale S.A.	1,130,052	(1,130,052)	—	—
UBS AG	3,986,152	(3,986,152)	—	—

Total	$12,719,387	$(11,368,414)	$(1,350,973)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort DJ-UBS Natural Gas

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$442,358	$—	$442,358

Total	$442,358	$—	$442,358

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs & Co.	$442,358	$—	$—	$442,358

Total	$442,358	$—	$—	$442,358

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Gold

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Forward agreements	$—	$—	$—
Futures contracts*	2,300	—	2,300

Total	$2,300	$—	$2,300

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs & Co.	$2,300	$—	$—	$2,300

Total	$2,300	$—	$—	$2,300

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Forward agreements	$3,246,282	$—	$3,246,282
Futures contracts*	—	—	—

Total	$3,246,282	$—	$3,246,282

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Deutsche Bank AG	$1,752,078	$(1,752,078)	$—	$—
Goldman Sachs International	589,404	(589,404)	—	—
Societe Generale S.A.	460,599	(460,599)	—	—
UBS AG	444,201	(444,201)	—	—

Total	$3,246,282	$(3,246,282)	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Silver

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Forward agreements	$266,601	$—	$266,601
Futures contracts*	2,890	—	2,890

Total	$269,491	$—	$269,491

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs & Co.	$2,890	$—	$—	$2,890
Deutsche Bank AG	55,643	—	—	55,643
Goldman Sachs International	63,340	—	—	63,340
Societe Generale S.A.	147,618	—	—	147,618

Total	$269,491	$—	$—	$269,491

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Forward agreements	$11,313	$—	$11,313
Futures contracts*	—	—	—

Total	$11,313	$—	$11,313

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS AG	$11,313	$(11,313)	$—	$—

Total	$11,313	$(11,313)	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Short Euro

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$12,300	$—	$12,300

Total	$12,300	$—	$12,300

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
RBC Capital Markets	$12,300	$—	$(12,300)	$—

Total	$12,300	$—	$(12,300)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Australian Dollar

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$21,300	$—	$21,300

Total	$21,300	$—	$21,300

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
RBC Capital Markets	$21,300	$—	$—	$21,300

Total	$21,300	$—	$—	$21,300

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShort UltraShort Euro

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Foreign currency forward contracts	$15,104,660	$—	$15,104,660

Total	$15,104,660	$—	$15,104,660

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs International	$7,182,101	$—	$—	$7,182,101
UBS AG	7,922,559	—	—	7,922,559

Total	$15,104,660	$—	$—	$15,104,660

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Foreign currency forward contracts	$1,439,211	$—	$1,439,211

Total	$1,439,211	$—	$1,439,211

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs International	$930,513	$(930,513)	$—	$—
UBS AG	508,698	(508,698)	—	—

Total	$1,439,211	$(1,439,211)	$—	$—

ProShares UltraShort Yen

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Foreign currency forward contracts	$2,732,626	$—	$2,732,626

Total	$2,732,626	$—	$2,732,626

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs International	$1,222,105	$—	$—	$1,222,105
UBS AG	1,510,521	—	—	1,510,521

Total	$2,732,626	$—	$—	$2,732,626

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Foreign currency forward contracts	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

ProShares Ultra DJ-UBS Commodity

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Swap agreements	$115,047	$—	$115,047

Total	$115,047	$—	$115,047

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs International	$63,644	$—	$—	$63,644
UBS AG	51,403	—	—	51,403

Total	$115,047	$—	$—	$115,047

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Swap agreements	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

ProShares Ultra DJ-UBS Crude Oil

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$2,386,303	$—	$2,386,303
Swap agreements	25,193,571	—	25,193,571

Total	$27,579,874	$—	$27,579,874

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs & Co.	$2,386,303	$—	$—	$2,386,303
Goldman Sachs International	8,318,017	—	—	8,318,017
Societe Generale S.A.	4,601,585	—	—	4,601,585
UBS AG	12,273,969	—	—	12,273,969

Total	$27,579,874	$—	$—	$27,579,874

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—
Swap agreements	—		—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra DJ-UBS Natural Gas

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$834,689	$—	$834,689

Total	$834,689	$—	$834,689

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs & Co.	$834,689	$—	$(834,689)	$—

Total	$834,689	$—	$(834,689)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Gold

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Forward agreements	$9,222,440	$—	$9,222,440
Futures contracts*	—	—	—

Total	$9,222,440	—	$9,222,440

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$4,465,287	$—	$—	$4,465,287
Goldman Sachs International	1,574,862	—	—	1,574,862
Societe Generale S.A.	1,671,035	—	—	1,671,035
UBS AG	1,511,256	—	—	1,511,256

Total	$9,222,440	$—	$—	$9,222,440

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Forward agreements	$—	$—	$—
Futures contracts*	2,300	—	2,300

Total	$2,300	$—	$2,300

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs & Co.	$2,300	$—	$(2,300)	$—

Total	$2,300	$—	$(2,300)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Silver

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Forward agreements	$—	$—	$—
Futures contracts*	—	—	—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Forward agreements	$8,106,718	$—	$8,106,718
Futures contracts*	2,890	—	2,890

Total	$8,109,608	$—	$8,109,608

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs & Co.	$2,890	$—	$(2,890)	$—
Deutsche Bank AG	4,807,077	(4,807,077)	—	—
Goldman Sachs International	1,237,902	(1,237,902)	—	—
Societe Generale S.A.	1,056,353	(1,056,353)	—	—
UBS AG	1,005,386	(1,005,386)	—	—

Total	$8,109,608	$(8,106,718)	$(2,890)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Australian Dollar

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$22,982	$—	$22,982

Total	$22,982	$—	$22,982

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
RBC Capital Markets	$22,982	$—	$(22,982)	$—

Total	$22,982	$—	$(22,982)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Euro

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Foreign currency forward contracts	$3,138	$—	$3,138

Total	$3,138	$—	$3,138

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs International	$737	$—	$—	$737
UBS AG	2,401	—	—	2,401

Total	$3,138	$—	$—	$3,138

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Foreign currency forward contracts	$137,134	$—	$137,134

Total	$137,134	$—	$137,134

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs International	$63,478	$(63,478)	$—	$—
UBS AG	73,656	(73,656)	—	—

Total	$137,134	$(137,134)	$—	$—

ProShares Ultra Yen

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Foreign currency forward contracts	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Foreign currency forward contracts	$70,562	$—	$70,562

Total	$70,562	$—	$70,562

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs International	$22,860	$(22,860)	$—	$—
UBS AG	47,702	(47,702)	—	—

Total	$70,562	$(70,562)	$—	$—

ProShares VIX Short-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$2,471,348	$—	$2,471,348

Total	$2,471,348	$—	$2,471,348

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
RBC Capital Markets	$2,471,348	$—	$(2,471,348)	$—

Total	$2,471,348	$—	$(2,471,348)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares VIX Mid-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$211,350	$—	$211,350

Total	$211,350	$—	$211,350

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
RBC Capital Markets	$211,350	$—	$—	$211,350

Total	$211,350	$—	$—	$211,350

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra VIX Short-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$4,961,933	$—	$4,961,933

Total	$4,961,933	$—	$4,961,933

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
RBC Capital Markets	$4,961,933	$—	$(4,961,933)	$—

Total	$4,961,933	$—	$(4,961,933)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Short VIX Short-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$472,022	$—	$472,022

Total	$472,022	$—	$472,022

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
RBC Capital Markets	$472,022	$—	$—	$472,022

Total	$472,022	$—	$—	$472,022

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort DJ-UBS Commodity

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Swap agreements	$148,502	$—	$148,502

Total	$148,502	$—	$148,502

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs International	$104,181	$—	$—	$104,181
UBS AG	44,321	—	—	44,321

Total	$148,502	$—	$—	$148,502

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Swap agreements	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

ProShares UltraShort DJ-UBS Crude Oil

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—
Swap agreements	—	—	—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$979,336	$—	$979,336
Swap agreements	5,607,060	—	5,607,060

Total	$6,586,396	$—	$6,586,396

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs & Co.	$979,336	$—	$(979,336)	$—
Goldman Sachs International	1,880,292	(1,880,292)	—	—
Societe Generale S.A.	1,730,366	(1,730,366)	—	—
UBS AG	1,996,402	(1,996,402)	—	—

Total	$6,586,396	$(5,607,060)	$(979,336)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort DJ-UBS Natural Gas

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$632,777	$—	$632,777

Total	$632,777	$—	$632,777

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs & Co.	$632,777	$—	$—	$632,777

Total	$632,777	$—	$—	$632,777

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Gold

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Forward agreements	$3,729,856	$—	$3,729,856
Futures contracts*	—	—	—

Total	$3,729,856	$—	$3,729,856

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$2,389,236	$—	$—	$2,389,236
Goldman Sachs International	452,059	—	—	452,059
Societe Generale S.A.	499,264	—	—	499,264
UBS AG	389,297	—	—	389,297

Total	$3,729,856	$—	$—	$3,729,856

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Forward agreements	$—	$—	$—
Futures contracts*	3,980	—	3,980

Total	$3,980	$—	$3,980

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs & Co.	$3,980	$—	$(3,980)	$—

Total	$3,980	$—	$(3,980)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Silver

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Forward agreements	$19,307,685	$—	$19,307,685
Futures contracts*	—	—	—

Total	$19,307,685	$—	$19,307,685

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$10,786,801	$—	$—	$10,786,801
Goldman Sachs International	3,141,119	—	—	3,141,119
Societe Generale S.A.	3,255,649	—	—	3,255,649
UBS AG	2,124,116	—	—	2,124,116

Total	$19,307,685	$—	$—	$19,307,685

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Forward agreements	$—	$—	$—
Futures contracts*	2,520	—	2,520

Total	$2,520	$—	$2,520

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs & Co.	$2,520	$—	$(2,520)	$—

Total	$2,520	$—	$(2,520)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Short Euro

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$6,612	$—	$6,612

Total	$6,612	$—	$6,612

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
RBC Capital Markets	$6,612	$—	$—	$6,612

Total	$6,612	$—	$—	$6,612

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Australian Dollar

Offsetting of Financial Assets and Derivative Assets as of December 31,2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31,2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31,2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$10,950	$—	$10,950

Total	$10,950	$—	$10,950

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31,2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
RBC Capital Markets	$10,950	$—	$(10,950)	$—

Total	$10,950	$—	$(10,950)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Euro

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Foreign currency forward contracts	$251,047	$—	$251,047

Total	$251,047	$—	$251,047

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs International	$251,047	$—	$—	$251,047

Total	$251,047	$—	$—	$251,047

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Foreign currency forward contracts	$13,398,619	$—	$13,398,619

Total	$13,398,619	$—	$13,398,619

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs International	$6,048,832	$(6,048,832)	$—	$—
UBS AG	7,349,787	(7,349,787)	—	—

Total	$13,398,619	$(13,398,619)	$—	$—

ProShares UltraShort Yen

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Foreign currency forward contracts	$38,346,817	$—	$38,346,817

Total	$38,346,817	$—	$38,346,817

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs International	$18,518,532	$—	$—	$18,518,532
UBS AG	19,828,285	—	—	19,828,285

Total	$38,346,817	$—	$—	$38,346,817

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Foreign currency forward contracts	$232,642	$—	$232,642

Total	$232,642	$—	$232,642

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS AG	$232,642	$(232,642)	$—	$—

Total	$232,642	$(232,642)	$—	$—

ProShares Ultra DJ-UBS Commodity

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Swap agreements	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Swap agreements	$306,268	$—	$306,268

Total	$306,268	$—	$306,268

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs International	$198,117	$(198,117)	$—	$—
UBS AG	108,151	(108,151)	—	—

Total	$306,268	$(306,268)	$—	$—

ProShares Ultra DJ-UBS Crude Oil

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$3,430,415	$—	$3,430,415
Swap agreements	33,333,620	—	33,333,620

Total	$36,764,035	$—	$36,764,035

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs & Co.	$3,430,415	$—	$—	$3,430,415
Goldman Sachs International	14,334,730	—	—	14,334,730
Societe Generale S.A.	8,989,866	—	—	8,989,866
UBS AG	10,009,024	—	—	10,009,024

Total	$36,764,035	$—	$—	$36,764,035

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—
Swap agreements	—	—	—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra DJ-UBS Natural Gas

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$4,891,783	$—	$4,891,783

Total	$4,891,783	$—	$4,891,783

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs & Co.	$4,891,783	$—	$(4,891,783)	$—

Total	$4,891,783	$—	$(4,891,783)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Gold

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Forward agreements	$—	$—	$—
Futures contracts*	3,980	—	3,980

Total	$3,980	$—	$3,980

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs & Co.	$3,980	$—	$—	$3,980

Total	$3,980	$—	$—	$3,980

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Forward agreements	$15,652,058	$—	$15,652,058
Futures contracts*	—	—	—

Total	$15,652,058	$—	$15,652,058

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Deutsche Bank AG	$4,622,873	$(4,622,873)	$—	$—
Goldman Sachs International	3,678,367	(3,678,367)	—	—
Societe Generale S.A.	3,715,989	(3,715,989)	—	—
UBS AG	3,634,829	(3,634,829)	—	—

Total	$15,652,058	$(15,652,058)	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Silver

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Forward agreements	$—	$—	$—
Futures contracts*	2,520	—	2,520

Total	$2,520	$—	$2,520

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs & Co.	$2,520	$—	$—	$2,520

Total	$2,520	$—	$—	$2,520

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Forward agreements	$145,740,706	$—	$145,740,706
Futures contracts*	—	—	—

Total	$145,740,706	$—	$145,740,706

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Deutsche Bank AG	$44,873,116	$(42,756,218)	$—	$2,116,898
Goldman Sachs International	34,491,042	(34,491,042)	—	—
Societe Generale S.A.	34,802,217	(34,802,217)	—	—
UBS AG	31,574,331	(31,574,331)	—	—

Total	$145,740,706	$(143,623,808)	$—	$2,116,898

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Australian Dollar

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$12,000	$—	$12,000

Total	$12,000	$—	$12,000

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
RBC Capital Markets	$12,000	$—	$—	$12,000

Total	$12,000	$—	$—	$12,000

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Euro

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Foreign currency forward contracts	$89,473	$—	$89,473

Total	$89,473	$—	$89,473

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs International	$38,327	$—	$—	$38,327
UBS AG	51,146	—	—	51,146

Total	$89,473	$—	$—	$89,473

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Foreign currency forward contracts	$2,314	$—	$2,314

Total	$2,314	$—	$2,314

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs International	$635	$(635)	$—	$—
UBS AG	1,679	(1,679)	—	—

Total	$2,314	$(2,314)	$—	$—

ProShares Ultra Yen

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Foreign currency forward contracts	$13,523	$—	$13,523

Total	$13,523	$—	$13,523

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs International	$7,325	$—	$—	$7,325
UBS AG	6,198	—	—	6,198

Total	$13,523	$—	$—	$13,523

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Foreign currency forward contracts	$507,819	$—	$507,819

Total	$507,819	$—	$507,819

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs International	$231,047	$(231,047)	$—	$—
UBS AG	276,772	(178,999)	—	97,773

Total	$507,819	$(410,046)	$—	$97,773

ProShares VIX Short-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$31,540,181	$—	$31,540,181

Total	$31,540,181	$—	$31,540,181

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
RBC Capital Markets	$31,540,181	$—	$(31,540,181)	$—

Total	$31,540,181	$—	$(31,540,181)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares VIX Mid-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$1,890,675	$—	$1,890,675

Total	$1,890,675	$—	$1,890,675

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
RBC Capital Markets	$1,890,675	$—	$(1,890,675)	$—

Total	$1,890,675	$—	$(1,890,675)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra VIX Short-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—
Swap agreements	301,351	—	301,351

Total	$301,351	$—	$301,351

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Societe Generale S.A.	$301,351	$—	$—	$301,351

Total	$301,351	$—	$—	$301,351

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$35,666,735	$—	$35,666,735
Swap agreements	—	—	—

Total	$35,666,735	$—	$35,666,735

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
RBC Capital Markets	$35,666,735	$—	$(35,666,735)	$—

Total	$35,666,735	$—	$(35,666,735)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Short VIX Short-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$5,524,721	$—	$5,524,721

Total	$5,524,721	$—	$5,524,721

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
RBC Capital Markets	$5,524,721	$—	$—	$5,524,721

Total	$5,524,721	$—	$—	$5,524,721

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

NOTE 4 – AGREEMENTS

Management Fee

Each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund pays or will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV of such Fund. The Sponsor did not and will not charge its fee in the first year of operation of each Fund in an amount equal to the organization and offering costs. The Sponsor reimbursed or will reimburse each Fund to the extent that its offering costs exceed the Management Fee for the first year of operations. The Management Fee is or will be paid in consideration of the Sponsor’s services as commodity pool operator, and for managing the business and affairs of the Funds. From the Management Fee, the Sponsor pays or will pay the fees and expenses of the Administrator, Custodian, Distributor, ProFunds Distributors, Inc. (“PDI”), an affiliated broker-dealer of the Sponsor, Transfer Agent and any index licensors for the Funds , the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual K-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of a Fund, and report preparation and mailing expenses. For the three months ended March 31, 2013 and 2012, the Sponsor paid and is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds. Each Fund incurs and pays its non-recurring and unusual fees and expenses.

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

NOTE 5 – OFFERING COSTS

Offering costs will be amortized by the Funds over a twelve month period on a straight-line basis beginning once the fund commences operations. The Sponsor did not and will not charge its Management Fee in the first year of operations of any Fund in an amount equal to the offering costs. The Sponsor reimbursed or will reimburse each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund, to the extent that its offering costs exceeded 0.95% of its average daily NAV for the first year of operations. The Sponsor reimbursed each Matching VIX Fund if its offering costs exceeded 0.85% of its average daily NAV for the first year of operations.

NOTE 6 – CREATION AND REDEMPTION OF CREATION UNITS

Each Fund issues and redeems or will issue and redeem Shares from time to time, but only in one or more Creation Units. A Creation Unit is or will be a block of 50,000 Shares of a Geared Fund and 25,000 Shares of a Matching VIX Fund. Creation Units may be created or redeemed only by Authorized Participants. As a result of the share splits and reverse share splits as described in Note 1, certain redemptions as disclosed in the Statements of Changes in Shareholders’ Equity reflect payment of fractional share balances on beneficial shareholder accounts.

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

Transaction fees for the three months ended March 31, 2013, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Three Months Ended
Fund	March 31, 2013
UltraShort DJ-UBS Commodity	$—
UltraShort DJ-UBS Crude Oil	25,356
UltraShort DJ-UBS Natural Gas	2,081
UltraShort Gold	5,859
UltraShort Silver	13,038
Short Euro	—
UltraShort Australian Dollar	—
UltraShort Euro	—
UltraShort Yen	—
Ultra DJ-UBS Commodity	283
Ultra DJ-UBS Crude Oil	53,244
Ultra DJ-UBS Natural Gas	11,710
Ultra Gold	1,715
Ultra Silver	20,251
Ultra Australian Dollar	—
Ultra Euro	—
Ultra Yen	—
VIX Short-Term Futures ETF	—
VIX Mid-Term Futures ETF	—
Ultra VIX Short-Term Futures ETF	213,290
Short VIX Short-Term Futures ETF	32,376

Total Trust	$379,203

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended March 31, 2013:

For the Three Months Ended March 31, 2013 (unaudited)

Per Share Operating Performance	UltraShort DJ-UBS Commodity	UltraShort DJ-UBS Crude Oil	UltraShort DJ-UBS Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar
Net asset value, at December 31, 2012	$54.1021	$40.3079	$25.5351	$63.8688	$51.3951	$37.6285	$37.8081

Net investment income (loss)	(0.1143)	(0.0850)	(0.0641)	(0.1428)	(0.1068)	(0.0840)	(0.0867)
Net realized and unrealized gain (loss)	1.1149	(3.7437)	(7.5049)	4.1421	2.7733	1.0874	(0.8315)
Change in net asset value from operations	1.0006	(3.8287)	(7.5690)	3.9993	2.6665	1.0034	(0.9182)
Net asset value, at March 31, 2013	$55.1027	$36.4792	$17.9661	$67.8681	$54.0616	$38.6319	$36.8899

Market value per share, at December 31, 2012†	$51.64	$40.44	$25.41	$62.60	$50.07	$37.64	$37.74
Market value per share, at March 31, 2013†	$51.14	$36.62	$18.06	$68.01	$55.02	$38.65	$36.41

Total Return, at net asset value^	1.8%	(9.5)%	(29.6)%	6.3%	5.2%	2.7%	(2.4)%
Total Return, at market value^	(1.0)%	(9.4)%	(28.9)%	8.6%	9.9%	2.7%	(3.5)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.97)%	(1.21)%	(0.95)%	(0.95)%	(0.96)%	(0.99)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.86)%	(0.90)%	(1.15)%	(0.88)%	(0.87)%	(0.91)%	(0.94)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2013.
**	Percentages are annualized.

For the Three Months Ended March 31, 2013 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra DJ-UBS Natural Gas	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2012	$19.0172	$50.7577	$24.3875	$29.3941	$39.0490	$83.7634	$42.9727

Net investment income (loss)	(0.0411)	(0.1244)	(0.0535)	(0.0674)	(0.1040)	(0.1744)	(0.0911)
Net realized and unrealized gain (loss)	1.0374	8.3770	(0.7240)	2.3426	11.3070	(6.4032)	(4.4031)
Change in net asset value from operations	0.9963	8.2526	(0.7775)	2.2752	11.2030	(6.5776)	(4.4942)
Net asset value, at March 31, 2013	$20.0135	$59.0103	$23.6100	$31.6693	$50.2520	$77.1858	$38.4785

Market value per share, at December 31, 2012†	$19.01	$50.77	$23.93	$29.32	$39.24	$85.34	$44.10
Market value per share, at March 31, 2013†	$20.00	$59.00	$23.92	$31.56	$49.95	$77.01	$37.75

Total Return, at net asset value^	5.2%	16.3%	(3.2)%	7.7%	28.7%	(7.9)%	(10.5)%
Total Return, at market value^	5.2%	16.2%	0.0%	7.6%	27.3%	(9.8)%	(14.4)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.97)%	(1.13)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.88)%	(0.88)%	(0.89)%	(0.90)%	(1.06)%	(0.88)%	(0.87)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2013.
**	Percentages are annualized.

For the Three Months Ended March 31, 2013 (unaudited)

Per Share Operating Performance	Ultra Australian Dollar	Ultra Euro	Ultra Yen	VIX Short-Term Futures ETF	VIX Mid-Term Futures ETF	Ultra VIX Short-Term Futures ETF	Short VIX Short-Term Futures ETF
Net asset value, at December 31, 2012	$41.4986	$24.3499	$28.1840	$16.7875	$34.7003	$20.1318	$66.1298

Net investment income (loss)	(0.0949)	(0.0536)	(0.0537)	(0.0240)	(0.0539)	(0.0464)	(0.3013)
Net realized and unrealized gain (loss)	0.7443	(1.4326)	(4.3565)	(5.9388)	(8.2105)	(12.5093)	26.3688
Change in net asset value from operations	0.6494	(1.4862)	(4.4102)	(5.9628)	(8.2644)	(12.5557)	26 .0675
Net asset value, at March 31, 2013	$42.1480	$22.8637	$23.7738	$10.8247	$26.4359	$7.5761	$92.1973

Market value per share, at December 31, 2012†	$41.45	$24.32	$28.28	$17.01	$34.22	$20.90	$65.45
Market value per share, at March 31, 2013†	$42.55	$22.92	$23.69	$10.90	$26.43	$7.69	$91.08

Total Return, at net asset value^	1.6%	(6.1)%	(15.6)%	(35.5)%	(23.8)%	(62.4)%	39.4%
Total Return, at market value^	2.7%	(5.8)%	(16.2)%	(35.9)%	(22.8)%	(63.2)%	39.2%

Ratios to Average Net Assets**

Expense ratio	(0.99)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(1.94)%	(1.54)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.89)%	(0.88)%	(0.79)%	(0.79)%	(1.91)%	(1.47)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2013.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended March 31, 2012:

For the Three Months Ended March 31, 2012 (unaudited)

Per Share Operating Performance	UltraShort DJ-UBS Commodity	UltraShort DJ-UBS Crude Oil	UltraShort DJ-UBS Natural Gas*	UltraShort Gold*	UltraShort Silver	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2011	$56.9207	$38.8151	$23.8053	$82.7114	$76.6771	$20.3357	$40.9557

Net investment income (loss)	(0.1219)	(0.0823)	(0.1081)	(0.1556)	(0.1245)	(0.0457)	(0.0990)
Net realized and unrealized gain (loss)	(1.7902)	(3.4880)	25.2447	(14.8151)	(24.1170)	(1.3187)	6.1883
Change in net asset value from operations	(1.9121)	(3.5703)	25.1366	(14.9707)	(24.2415)	(1.3644)	6.0893
Net asset value, at March 31, 2012	$55.0086	$35.2448	$48.9419	$67.7407	$52.4356	$18.9713	$47.0450

Market value per share, at December 31, 2011†	$56.19	$38.69	$23.96	$79.24	$79.35	$20.35	$40.95
Market value per share, at March 31, 2012†	$54.71	$35.16	$49.35	$67.24	$52.75	$18.97	$47.05

Total Return, at net asset value^	(3.4)%	(9.2)%	105.6%	(18.1)%	(31.6)%	(6.7)%	14.9%
Total Return, at market value^	(2.6)%	(9.1)%	106.0%	(15.1)%	(33.5)%	(6.8)%	14.9%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.97)%	(1.36)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.94)%	(1.34)%	(0.93)%	(0.92)%	(0.93)%	(0.92)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2012.
**	Percentages are annualized.

For the Three Months Ended March 31, 2012 (unaudited)

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra DJ-UBS Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2011	$25.8805	$40.8828	$101.9786	$75.9066	$43.1903	$23.8860	$36.4704

Net investment income (loss)	(0.0629)	(0.1023)	(0.1657)	(0.2085)	(0.1297)	(0.0565)	(0.0787)
Net realized and unrealized gain (loss)	0.2837	2.0318	(64.1194)	12.0919	11.8333	1.4163	(5.0241)
Change in net asset value from operations	0.2208	1.9295	(64.2851)	11.8834	11.7036	1.3598	(5.1028)
Net asset value, at March 31, 2012	$26.1013	$42.8123	$37.6935	$87.7900	$54.8939	$25.2458	$31.3676

Market value per share, at December 31, 2011†	$25.64	$40.94	$101.35	$79.01	$41.65	$23.87	$36.50
Market value per share, at March 31, 2012†	$25.90	$42.91	$37.40	$88.40	$54.46	$25.21	$31.36

Total Return, at net asset value^	0.9%	4.7%	(63.0)%	15.7%	27.1%	5.7%	(14.0)%
Total Return, at market value^	1.0%	4.8%	(63.1)%	11.9%	30.8%	5.6%	(14.1)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.96)%	(1.23)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.93)%	(0.94)%	(1.20)%	(0.92)%	(0.92)%	(0.93)%	(0.92)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2012.
**	Percentages are annualized.

For the Three Months Ended March 31, 2012 (unaudited)

Per Share Operating Performance	VIX Short-Term Futures ETF	VIX Mid-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	Short VIX Short-Term Futures ETF*
Net asset value, at December 31, 2011	$76.3738	$74.1396	$741.0464	$25.8664

Net investment income (loss)	(0.0979)	(0.1356)	(1.2046)	(0.1788)
Net realized and unrealized gain (loss)	(40.7796)	(18.0538)	(596.8653)	23.7982
Change in net asset value from operations	(40.8775)	(18.1894)	(598.0699)	23.6194
Net asset value, at March 31, 2012	$35.4963	$55.9502	$142.9765	$49.4858

Market value per share, at December 31, 2011†	$75.74	$74.13	$729.60	$26.14
Market value per share, at March 31, 2012†	$35.77	$56.74	$145.60	$49.07

Total Return, at net asset value^	(53.5)%	(24.5)%	(80.7)%	91.3%
Total Return, at market value^	(52.8)%	(23.5)%	(80.0)%	87.7%

Ratios to Average Net Assets**

Expense ratio	(0.85)%	(0.85)%	(2.02)%	(2.00)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.81)%	(0.83)%	(2.01)%	(1.97)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2012.
**	Percentages are annualized.

NOTE 8 – RISK

Correlation and Compounding Risk

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than a single day (as measured from NAV calculation time to NAV calculation time). The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from the inverse (-1x), two times the inverse (-2x), or two times (2x) of the return of the Geared Fund’s benchmark for the period. A Fund will lose money if its benchmark performance is flat over time, and it is possible for a Geared Fund to lose money over time even if the performance of its benchmark increases (or decreases in the case of Short and UltraShort Funds), as a result of daily rebalancing, the benchmark’s volatility and compounding. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Fund’s underlying benchmark. The Matching VIX Funds seek to achieve their stated investment objective both over a single day and over time.

Each Ultra and UltraShort Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra Fund with a 2x multiple should be approximately two times as volatile on a daily basis as is the return of a fund with an objective of matching the same benchmark. The daily return of a Short or UltraShort Fund is designed to return the inverse (-1), two times the inverse (-2x) of the return that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present different risks than other funds. The Leveraged Funds use leverage and are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Daily objective geared funds, if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets, can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor and/or periodically rebalance their portfolios. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.

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

A number of factors may affect a Geared Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that a Fund will achieve a high degree of correlation. Failure to achieve a high degree of correlation may prevent a Geared Fund from achieving its investment objective. In order to achieve a high degree of correlation with their underlying benchmarks, the Geared Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or over-exposed to the benchmark may prevent such Funds from achieving a high degree of correlation with such benchmark. Market disruptions or closure, large amounts of assets into or out of the Geared Funds, regulatory restrictions or extreme market volatility will adversely affect such Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Because of this, it is unlikely that the Geared Funds will be perfectly exposed (i.e., -1x, -2x or 2x, as applicable) to its benchmark at the end of each day, and the likelihood of being materially under- or over-exposed is higher on days when the benchmark levels are volatile near the close of the trading day. In addition, unlike other funds that do not rebalance their portfolios as frequently, each Geared Fund may be subject to increased trading costs associated with daily portfolio rebalancing in order to maintain appropriate exposure to the underlying benchmarks.

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

Swap agreements and forward contracts are generally traded in OTC markets and have only recently become subject to regulation by the CFTC. CFTC rules, however, do not cover all types of swap agreements and forward contracts. Investors, therefore, may not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act (the “CEA”) in connection with each Fund’s swap agreements or forward contracts. The lack of regulation in these markets could expose investors to significant losses under certain circumstances including in the event of trading abuses or financial failure by participants.

The Funds will be subject to credit risk with respect to the counterparties to the derivative contracts (whether a clearing corporation in the case of cleared instruments or another third party in the case of OTC uncleared instruments). Unlike in futures contracts, the counterparty to uncleared swap agreements or forward contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, a Fund is subject to credit risk with respect to the amount it expects to receive from counterparties to uncleared swaps and forward contracts entered into as part of that Fund’s principal investment strategy. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund could suffer significant losses on these contracts and the value of an investor’s investment in a Fund may decline.

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

OTC swaps or forward contracts are less liquid than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are generally entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, are not transferable without the consent of the counterparty. If the level of the Fund’s benchmark has a dramatic intraday move that would cause a material decline in the Fund’s NAV, the terms of the swap may permit the counterparty to immediately close out the transaction with the Fund. In that event, it may not be possible for the Fund to enter into another swap agreement or to invest in other Financial Instruments necessary to achieve the desired exposure consistent with the Fund’s objective. This, in turn, may prevent the Fund from achieving its investment objective, particularly if the level of the Fund’s benchmark reverses all or part of its intraday move by the end of the day. In addition, cleared derivative transactions benefit from daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries. Transactions entered into directly between two counterparties generally do not benefit from such protections. This exposes the Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Funds to suffer a loss.

Each counterparty and/or any of its affiliates may be an Authorized Participant or shareholder of a Fund.

The counterparty risk for cleared derivative transactions is generally lower than for uncleared over-the-counter derivatives since generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing house for performance of financial obligations. However, there can be no assurance that the clearing house, or its members, will satisfy its obligations to the Fund.

Leverage Risk

The Leveraged Funds may utilize leverage in seeking to achieve their respective investment objectives and will lose more money in market environments adverse to their respective daily investment objectives than funds that do not employ leverage. The use of leveraged and/or inverse leveraged positions could result in the total loss of an investor’s investment.

For example, because the UltraShort Funds and Ultra Funds include a two times the inverse (-2x), or a two times (2x) multiplier, a single-day movement in the relevant benchmark approaching 50% at any point in the day (for an UltraShort Fund or an UltraShort Fund) could result in the total loss or almost total loss of an investor’s investment if that movement is contrary to the investment objective of the Fund in which an investor has invested, even if such Fund’s benchmark subsequently moves in an opposite direction, eliminating all or a portion of the movement. This would be the case with downward single-day or intraday movements in the underlying benchmark of an Ultra Fund or upward single-day or intraday movements in the benchmark of an UltraShort Fund, even if the underlying benchmark maintains a level greater than zero at all times.

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

NOTE 9 – LEGAL PROCEEDINGS

The Trust and certain principals of the Sponsor have been named as defendants (along with several other parties) in a consolidated class action lawsuit filed in the United States District Court for the Southern District of New York, styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935. The complaint, as amended, alleged that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by including untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs and allegedly failing to adequately disclose the Funds’ investment objectives and risks. The six Funds of the Trust named in the complaint were ProShares Ultra Silver, ProShares UltraShort Gold, ProShares Ultra Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort Silver. On September 10, 2012, the District Court issued an Opinion and Order dismissing the class action lawsuit in its entirety. On December 17, 2012, the plaintiffs filed an appeal brief to the United States Court of Appeals for the Second Circuit. Oral argument on plaintiffs’ appeal before the United States Court of Appeals for the Second Circuit was held on May 2, 2013. The Trust believes the complaint is without merit and that the anticipated outcome will not adversely impact the operation of the Trust or any of its Funds. Accordingly, no loss contingency has been recorded in the balance sheet and the amount of loss, if any, cannot be reasonably estimated at this time.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2013, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q.

The Trust also registered shares for three additional series; ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy, collectively referred to as the “New Funds”. As of March 31, 2013, each of the New Funds had seed capital, but none of these Funds had commenced investment operations. On April 24 2013, the registered offerings for each of the New Funds, which had never been publicly offered, were terminated.

The Trust had no operations prior to November 24, 2008, other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of fourteen Shares at an aggregate purchase price of $350 in each of the following Funds: ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen.

Eight of the Funds, ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra Euro and ProShares Ultra Yen commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares Ultra Silver, commenced trading on the NYSE Arca on December 3, 2008. Two of the Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares UltraShort DJ-UBS Natural Gas and ProShares Ultra DJ-UBS Natural Gas, commenced trading on the NYSE Arca on October 4, 2011. One of the Funds, ProShares Short Euro, commenced trading on the NYSE Arca on June 26, 2012. Two of the Funds, ProShares UltraShort Australian Dollar and ProShares Ultra Australian Dollar, commenced trading on the NYSE Arca on July 17, 2012.

ProShare Capital Management LLC serves as the Trust’s Sponsor (the “Sponsor”) and commodity pool operator. Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Funds are commodity pools, as defined under the CEA and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by the Sponsor, a commodity pool operator registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended.

Groups of Funds are collectively referred to in this Quarterly Report on Form 10-Q in several different ways. References to “Short Funds,” “UltraShort Funds,” or “Ultra Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds”, “Commodity Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” refer to the different Funds based upon their investment objective and their general benchmark categories.

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

Each of the Funds generally invests in Financial Instruments (i.e., instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to the commodity futures index, commodity, currency or exchange rate equity volatility index or applicable commodity or financial futures contracts. Financial Instruments also are used to produce economically “inverse,” “inverse leveraged” or “leveraged” investment results for the Geared Funds. Each Matching VIX Fund seeks results (before fees and expenses), both over a single day and over time, that match the performance of the

S&P 500 VIX Short-Term Futures Index (the “Short-Term VIX Index”) or the S&P 500 VIX Mid-Term Futures Index (the “Mid-Term VIX Index”) (each a “VIX Futures Index”). Each Geared VIX Fund seeks daily investment results (before fees and expenses) that correspond to a multiple or the inverse of the daily performance of a benchmark. Each VIX Fund intends to obtain exposure to its benchmark by investing primarily in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”).

Each Geared Fund seeks investment results for a single day only, not for longer periods. A “single day” is measured from the time a Fund calculates its respective net asset value per Share (“NAV”) to the time of the Fund’s next NAV calculation. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from -1x, -2x or 2x of the return of the index to which such Fund is benchmarked for that period. In periods of higher market volatility, the volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds are riskier than similarly benchmarked exchange-traded funds that are not geared. Accordingly, these funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. The Geared VIX Funds do not seek to achieve their stated objective over a period greater than a single day. The Matching VIX Funds seek to achieve their stated investment objective both over a single day and over time.

ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Natural Gas, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil and ProShares Ultra DJ-UBS Natural Gas each have a benchmark that is an index designed to track the performance of commodity futures contracts, as applicable. The daily performance of these indexes and the corresponding Funds will likely be very different from the daily performance of the price of the related physical commodities.

Each Geared Fund continuously offers and redeems its Shares in blocks of 50,000 Shares and each Matching VIX Fund continuously offers and redeems its Shares in blocks of 25,000 Shares (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with one or more of the Funds. Shares of the Funds are offered to Authorized Participants in Creation Units at each Fund’s respective NAV. Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of each Fund on the NYSE Arca, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from any Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the net assets of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2013 and 2012, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended March 31, 2013	Interest Income Three Months Ended March 31, 2012

ProShares UltraShort DJ-UBS Commodity	$725	$681
ProShares UltraShort DJ-UBS Crude Oil	25,309	10,125
ProShares UltraShort DJ-UBS Natural Gas	2,401	863
ProShares UltraShort Gold	15,757	6,919
ProShares UltraShort Silver	22,355	15,324
ProShares Short Euro	514	—
ProShares UltraShort Australian Dollar	498	—
ProShares UltraShort Euro	87,230	47,729
ProShares UltraShort Yen	69,492	20,571
ProShares Ultra DJ-UBS Commodity	750	525
ProShares Ultra DJ-UBS Crude Oil	63,274	13,088
ProShares Ultra DJ-UBS Natural Gas	11,677	2,119
ProShares Ultra Gold	59,078	27,391
ProShares Ultra Silver	159,260	51,735
ProShares Ultra Australian Dollar	646	—
ProShares Ultra Euro	676	488
ProShares Ultra Yen	826	372
ProShares VIX Short-Term Futures ETF	24,328	6,804
ProShares VIX Mid-Term Futures ETF	7,320	6,086
ProShares Ultra VIX Short-Term Futures ETF	17,539	2,915
ProShares Short VIX Short-Term Futures ETF	9,265	894

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

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

ProShares UltraShort DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

NAV beginning of period	$3,245,965	$9,107,146
NAV end of period	$3,305,997	$8,801,218
Percentage change in NAV	1.8%	(3.4)%
Shares outstanding beginning of period	59,997	159,997
Shares outstanding end of period	59,997	159,997
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$54.10	$56.92
Per share NAV end of period	$55.10	$55.01
Percentage change in per share NAV	1.8%	(3.4)%
Percentage change in benchmark	(1.1)%	0.9%
Benchmark annualized volatility	8.2%	12.9%

During the three months ended March 31, 2013, there was no net change in the Fund’s outstanding Shares. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index during the three months ended March 31, 2013. By comparison, during the three months ended March 31, 2012, there was no net change in the Fund’s outstanding Shares. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index during the three months ended March 31, 2012.

For the three months ended March 31, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.8% for the three months ended March 31, 2013, as compared to the decrease of 3.4% for the three months ended March 31, 2012, was primarily due to appreciation in the value of the assets of the Fund during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on March 6, 2013 at $56.68 per Share and reached its low for the period on January 30, 2013 at $51.04 per Share. By comparison, during the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on January 13, 2012 at $56.82 per Share and reached its low for the period on February 24, 2012 at $50.01 per Share.

The benchmark’s decline of 1.1% for the three months ended March 31, 2013, as compared to the benchmark’s rise of 0.9% for the three months ended March 31, 2012, can be attributed to depreciation of the underlying components of the index during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net investment income (loss)	$(6,860)	$(19,503)
Management fee	7,585	20,184
Net realized gain (loss)	308,500	74,310
Change in net unrealized appreciation/depreciation	(241,608)	(360,735)
Net income (loss)	$60,032	$(305,928)

The Fund’s net income increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to a decrease in the Fund’s benchmark index from the three months ended March 31, 2012 to the three months ended March 31, 2013.

ProShares UltraShort DJ-UBS Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

NAV beginning of period	$89,481,266	$144,389,893
NAV end of period	$141,172,634	$154,017,609
Percentage change in NAV	57.8%	6.7%
Shares outstanding beginning of period	2,219,944	3,719,944
Shares outstanding end of period	3,869,944	4,369,944
Percentage change in shares outstanding	74.3%	17.5%
Shares created	2,350,000	2,300,000
Shares redeemed	700,000	1,650,000
Per share NAV beginning of period	$40.31	$38.82
Per share NAV end of period	$36.48	$35.24
Percentage change in per share NAV	(9.5)%	(9.2)%
Percentage change in benchmark	4.2%	3.1%
Benchmark annualized volatility	14.4%	21.5%

During the three months ended March 31, 2013, the increase in the Fund’s NAV resulted from an increase from 2,219,944 outstanding Shares at December 31, 2012 to 3,869,944 outstanding Shares at March 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM. By comparison, during the three months ended March 31, 2012, the increase in the Fund’s NAV resulted from an increase from 3,719,944 outstanding Shares at December 31, 2011 to 4,369,944 outstanding Shares at March 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM.

For the three months ended March 31, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.5% for the three months ended March 31, 2013, as compared to the decrease of 9.2% for the three months ended March 31, 2012, was primarily due to depreciation in the value of the assets of the Fund during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on March 4, 2013 at $42.25 per Share and reached its low for the period on January 30, 2013 at $35.62 per Share. By comparison, during the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on February 2, 2012 at $40.44 per Share and reached its low for the period on February 24, 2012 at $31.27 per Share.

The benchmark’s rise of 4.2% for the three months ended March 31, 2013, as compared to the benchmark’s rise of 3.1% for the three months ended March 31, 2012, can be attributed to an increase in the price of WTI Crude Oil during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net investment income (loss)	$(321,310)	$(335,925)
Management fee	339,584	340,146
Brokerage commission	7,035	5,904
Net realized gain (loss)	(6,125,829)	(3,832,402)
Change in net unrealized appreciation/depreciation	(1,501,047)	(894,661)
Net income (loss)	$(7,948,186)	$(5,062,988)

The Fund’s net income decreased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to a greater increase in the price of WTI Crude Oil during the three months ended March 31, 2013.

ProShares UltraShort DJ-UBS Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

NAV beginning of period	$12,768,340	$7,142,310
NAV end of period	$25,153,019	$22,025,304
Percentage change in NAV	97.0%	208.4%
Shares outstanding beginning of period	500,030	300,030
Shares outstanding end of period	1,400,030	450,030
Percentage change in shares outstanding	180.0%	50.0%
Shares created	950,000	450,000
Shares redeemed	50,000	300,000
Per share NAV beginning of period	$25.54	$23.81
Per share NAV end of period	$17.97	$48.94
Percentage change in per share NAV	(29.6)%	105.6%
Percentage change in benchmark	15.0%	(37.0)%
Benchmark annualized volatility	31.2%	51.3%

During the three months ended March 31, 2013, the increase in the Fund’s NAV resulted from an increase from 500,030 outstanding Shares at December 31, 2012 to 1,400,030 outstanding Shares at March 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. By comparison, during the three months ended March 31, 2012, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. The increase in the Fund’s NAV also resulted in part from an increase from 300,030 outstanding Shares at December 31, 2011 to 450,030 outstanding Shares at March 31, 2012.

For the three months ended March 31, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of

29.6% for the three months ended March 31, 2013, as compared to the increase of 105.6% for the three months ended March 31, 2012, was primarily due to depreciation in the value of the assets of the Fund during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 9, 2013 at $29.20 per Share and reached its low for the period on March 27, 2013 at $17.59 per Share. By comparison, during the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on March 30, 2012 at $48.94 per Share and reached its low for the period on January 4, 2012 at $22.06 per Share.

The benchmark’s rise of 15.0% for the three months ended March 31, 2013, as compared to the benchmark’s decline of 37.0% for the three months ended March 31, 2012 can be attributed to an increase in the price of Henry Hub Natural Gas during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net investment income (loss)	$(43,566)	$(44,543)
Management fee	36,143	25,021
Brokerage commission	9,824	13,766
Offering costs	—	6,619
Net realized gain (loss)	(1,773,525)	4,436,944
Change in net unrealized appreciation/depreciation	(3,906,112)	5,931,348
Net income (loss)	$(5,723,203)	$10,323,749

The Fund’s net income decreased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to an increase in the price of Henry Hub Natural Gas during the three months ended March 31, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares UltraShort DJ-UBS Natural Gas Fund.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2013	2012
NAV beginning of period	$92,416,742	$198,298,571
NAV end of period	$104,990,435	$147,165,003
Percentage change in NAV	13.6%	(25.8%)
Shares outstanding beginning of period	1,446,978	2,397,475
Shares outstanding end of period	1,546,978	2,172,475
Percentage change in shares outstanding	6.9%	(9.4%)
Shares created	250,000	—
Shares redeemed	150,000	225,000
Per share NAV beginning of period	$63.87	$82.71

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2013	2012
Per share NAV end of period	$67.87	$67.74
Percentage change in per share NAV	6.3%	(18.1%)
Percentage change in benchmark	(3.6)%	8.6%
Benchmark annualized volatility	11.3%	20.5%

During the three months ended March 31, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 1,446,978 outstanding Shares at December 31, 2012 to 1,546,978 outstanding Shares at March 31, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the three months ended March 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,397,475 outstanding Shares at December 31, 2011 to 2,172,475 outstanding Shares at March 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London.

For the three months ended March 31, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.3% for the three months ended March 31, 2013, as compared to the decrease of 18.1% for the three months ended March 31, 2012, was primarily due to appreciation in the value of the assets of the Fund during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on February 22, 2013 at $69.97 per Share and reached its low for the period on January 2, 2013 at $61.07 per Share. By comparison, during the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on January 3, 2012 at $75.46 per Share and reached its low for the period on February 28, 2012 at $59.66 per Share.

The benchmark’s decline of 3.6% for the three months ended March 31, 2013, as compared to the benchmark’s rise of 8.6% for the three months ended March 31, 2012, can be attributed to a decrease in the price of spot gold in U.S. Dollar terms during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2013	2012

Net investment income (loss)	$(210,717)	$(342,867)
Management fee	226,458	349,769
Brokerage commission	16	17
Net realized gain (loss)	12,883,068	(1,545,961)
Change in net unrealized appreciation/depreciation	(6,991,988)	(33,061,365)
Net income (loss)	$5,680,363	$(34,950,193)

The Fund’s net income increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to a decrease in the price of spot gold in U.S. Dollar terms during the three months ended March 31, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares UltraShort Gold Fund.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2013	2012
NAV beginning of period	$100,656,703	$246,813,921
NAV end of period	$105,879,128	$199,196,161
Percentage change in NAV	5.2%	(19.3%)
Shares outstanding beginning of period	1,958,489	3,218,874
Shares outstanding end of period	1,958,489	3,798,874
Percentage change in shares outstanding	0.0%	18.0%
Shares created	600,000	3,190,000
Shares redeemed	600,000	2,610,000
Per share NAV beginning of period	$51.40	$76.68
Per share NAV end of period	$54.06	$52.44
Percentage change in per share NAV	5.2%	(31.6%)
Percentage change in benchmark	(4.4%)	15.1%
Benchmark annualized volatility	23.4%	35.1%
During the three months ended March 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to March 31, 2013. By comparison, during the three months ended March 31, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 3,218,874 outstanding Shares at December 31, 2011 to 3,798,874 outstanding Shares at March 31, 2012.

For the three months ended March 31, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.2% for the three months ended March 31, 2013, as compared to the decrease of 31.6% for the three months ended March 31, 2012, was primarily due to appreciation in the value of the assets of the Fund during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on March 1, 2013 at $56.91 per Share and reached its low for the period on January 23, 2013 at $43.72 per Share. By comparison, during the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on January 3, 2012 at $73.38 per Share and reached its low for the period on February 29, 2012 at $41.17 per Share.

The benchmark’s decline of 4.4% for the three months ended March 31, 2013, as compared to the benchmark’s rise of 15.1% for the three months ended March 31, 2012, can be attributed to a decrease in the price of spot silver in U.S. Dollar terms during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2013	2012

Net investment income (loss)	$(228,180)	$(487,831)
Management fee	250,527	503,147
Brokerage commission	8	8
Net realized gain (loss)	29,205,653	(35,686,088)
Change in net unrealized appreciation/depreciation	(19,068,251)	(34,331,945)
Net income (loss)	$9,909,222	$(70,505,864)

The Fund’s net income increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to a decrease in the price of spot silver in U.S. Dollar terms during the three months ended March 31, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares UltraShort Silver Fund.

ProShares Short Euro

Since the Fund commenced investment operations on June 26, 2012, a comparison of the Fund’s results of operations for the three months ended March 31, 2012 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013:

Three Months Ended
March 31, 2013
NAV beginning of period	$3,763,040
NAV end of period	$3,863,386
Percentage change in NAV	2.7%
Shares outstanding beginning of period	100,005
Shares outstanding end of period	100,005
Percentage change in shares outstanding	0.0%
Shares created	—
Shares redeemed	—
Per share NAV beginning of period	$37.63
Per share NAV end of period	$38.63
Percentage change in per share NAV	2.7%
Percentage change in benchmark	(2.9%)
Benchmark annualized volatility	8.6%

During the three months ended March 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to March 31, 2013.

For the period ended March 31, 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on March 27, 2013 at $38.76 per Share and reached its low for the period on February 1, 2013 at $36.34 per Share.

The benchmark’s decline of 2.9% for the three months ended March 31, 2013, can be attributed to a decrease in the value of the Euro versus the U.S. Dollar during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013:

Three Months Ended
March 31, 2013

Net investment income (loss)	$(8,405)
Brokerage commission	116
Offering costs	10,110
Limitation by Sponsor	(1,307)
Net realized gain (loss)	(7,858)
Change in net unrealized appreciation/depreciation	116,609
Net income (loss)	$100,346

ProShares UltraShort Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, a comparison of the Fund’s results of operations for the three months ended March 31, 2012 has not been provided.

The following table provides summary performance information for the Fund for the three months ended March 31, 2013:

Three Months Ended
March 31, 2013
NAV beginning of period	$3,780,999
NAV end of period	$3,689,176
Percentage change in NAV	(2.4)%
Shares outstanding beginning of period	100,005
Shares outstanding end of period	100,005
Percentage change in shares outstanding	0.0%
Shares created	—
Shares redeemed	—
Per share NAV beginning of period	$37.81
Per share NAV end of period	$36.89
Percentage change in per share NAV	(2.4)%
Percentage change in benchmark	0.1%
Benchmark annualized volatility	6.7%

During the three months ended March 31, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar. There was no net change in outstanding Shares from December 31, 2012 to March 31, 2013.

For the period ended March 31, 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on March 4, 2013 at $38.76 per Share and reached its low for the period on January 10, 2013 at $36.24 per Share.

The benchmark’s rise of 0.1% for the three months ended March 31, 2013, can be attributed to a rise in the value of the Australian Dollar versus the U.S. Dollar during the period ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013:

Three Months Ended
March 31, 2013

Net investment income (loss)	$(8,669)
Brokerage commission	398
Offering costs	10,110
Limitation by Sponsor	(1,341)
Net realized gain (loss)	112,165
Change in net unrealized appreciation/depreciation	(195,319)
Net income (loss)	$(91,823)

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
NAV beginning of period	$526,778,026	$1,100,159,546
NAV end of period	$516,348,251	$819,560,440
Percentage change in NAV	(2.0)%	(25.5)%
Shares outstanding beginning of period	27,700,014	54,100,014
Shares outstanding end of period	25,800,014	43,200,014
Percentage change in shares outstanding	(6.9)%	(20.1)%
Shares created	2,100,000	2,150,000
Shares redeemed	4,000,000	13,050,000
Per share NAV beginning of period	$19.02	$20.34
Per share NAV end of period	$20.01	$18.97
Percentage change in per share NAV	5.2%	(6.7)%
Percentage change in benchmark	(2.9)%	3.1%
Benchmark annualized volatility	8.6%	9.5%

During the three months ended March 31, 2013, the decrease in the Fund’s NAV resulted from a decrease from 27,700,014 outstanding Shares at December 31, 2012 to 25,800,014 outstanding Shares at March 31, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the three months ended March 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 54,100,014 outstanding Shares at December 31, 2011 to 43,200,014 outstanding Shares at March 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the three months ended March 31, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.2% for the three months ended March 31, 2013, as compared to the per Share NAV decrease of 6.7% for the three months ended March 31, 2012 was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on March 27, 2013 at $20.16 per Share and reached its low for the period on February 1, 2013 at $17.72 per Share. By comparison, during the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on January 13, 2012 at $21.13 per Share and reached its low for the period on February 24, 2012 at $18.67 per Share.

The benchmark’s decline of 2.9% for the three months ended March 31, 2013, as compared to the benchmark’s rise of 3.1% for the three months ended March 31, 2012, can be attributed to a decline in the value of the Euro versus the U.S. Dollar during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Net investment income (loss)	$(1,093,113)	$(2,152,538)
Management fee	1,180,343	2,200,267
Net realized gain (loss)	(2,950,073)	38,810,852
Change in net unrealized appreciation/depreciation	26,812,281	(98,451,110)
Net income (loss)	$22,769,095	$(61,792,796)

The Fund’s net income increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to a decline in the value of the Euro versus the U.S. Dollar for the three months ended March 31, 2013.

ProShares UltraShort Yen*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
NAV beginning of period	$408,563,630	$221,131,994
NAV end of period	$472,040,826	$279,884,802
Percentage change in NAV	15.5%	26.6%
Shares outstanding beginning of period	8,049,294	5,399,294
Shares outstanding end of period	7,999,294	5,949,294
Percentage change in shares outstanding	(0.6)%	10.2%
Shares created	1,100,000	1,850,000
Shares redeemed	1,150,000	1,300,000
Per share NAV beginning of period	$50.76	$40.96
Per share NAV end of period	$59.01	$47.05
Percentage change in per share NAV	16.3%	14.9%
Percentage change in benchmark	(7.9)%	(7.0)%
Benchmark annualized volatility	12.3%	8.4%

During the three months ended March 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. The increase in the Fund’s NAV was offset by a decrease from 8,049,294 outstanding Shares at December 31, 2012 to 7,999,294 outstanding Shares at March 31, 2013. By comparison, during the three months ended March 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 5,399,294 outstanding Shares at December 31, 2011 to 5,949,294 outstanding Shares at March 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the three months ended March 31, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 16.3% for the three months ended March 31, 2013, as compared to the increase of 14.9% for the three months ended March 31, 2012 was primarily due to a greater appreciation in the value of the assets held by the Fund during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on March 11, 2013 at $61.78 per Share and reached its low for the period on January 8, 2013 at $51.09 per Share. By comparison, during the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on March 14, 2012 at $48.20 per Share and reached its low for the period on February 2, 2012 at $40.08 per Share.

The benchmark’s decline of 7.9% for the three months ended March 31, 2013, as compared to the benchmark’s decline of 7.0% for the three months ended March 31, 2012, can be attributed to a greater decrease in the value of the Japanese Yen versus the U.S. Dollar during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Net investment income (loss)	$(935,606)	$(569,225)
Management fee	1,005,098	589,796
Net realized gain (loss)	96,885,635	20,852,699
Change in net unrealized appreciation/depreciation	(35,385,357)	17,443,625
Net income (loss)	$60,564,672	$37,727,099

The Fund’s net income increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to a greater decrease in the value of the Japanese Yen versus the U.S. Dollar during the three months ended March 31, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares UltraShort Yen Fund.

ProShares Ultra DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
NAV beginning of period	$6,097,211	$9,058,529
NAV end of period	$4,722,331	$9,135,820
Percentage change in NAV	(22.5)%	0.9%
Shares outstanding beginning of period	250,014	350,014
Shares outstanding end of period	200,014	350,014
Percentage change in shares outstanding	(20.0)%	0.0%

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Shares created	—	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$24.39	$25.88
Per share NAV end of period	$23.61	$26.10
Percentage change in per share NAV	(3.2)%	0.9%
Percentage change in benchmark	(1.1)%	0.9%
Benchmark annualized volatility	8.2%	12.9%

During the three months ended March 31, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 250,014 outstanding shares at December 31, 2012 to 200,014 outstanding Shares at March 31, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the three months ended March 31, 2012, there was no net change in the Fund’s outstanding Shares. The increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index.

For the three months ended March 31, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.2% for the three months ended March 31, 2013, as compared to the increase of 0.9% for the three months ended March 31, 2012, was primarily due to depreciation in the value of the assets of the Fund during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 30, 2013 at $25.72 per Share and reached its low for the period on March 6, 2013 at $23.05 per Share. By comparison, during the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on February 24, 2012 at $29.02 per Share and reached its low for the period on March 29, 2012 at $25.39 per Share.

The benchmark’s decline of (1.1)% for the three months ended March 31, 2013, as compared to the benchmark’s rise of 0.9% for the three months ended March 31, 2012, can be attributed to depreciation of the underlying components of the index during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Net investment income (loss)	$(11,629)	$(22,013)
Management fee	12,379	22,538
Net realized gain (loss)	(508,881)	(322,448)
Change in net unrealized appreciation/depreciation	421,243	421,752
Net income (loss)	$(99,267)	$77,291

The Fund’s net income decreased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to a decrease in the Fund’s benchmark index from the three months ended March 31, 2012 to the three months ended March 31, 2013.

ProShares Ultra DJ-UBS Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
NAV beginning of period	$483,508,964	$251,395,322
NAV end of period	$326,167,332	$271,822,707
Percentage change in NAV	(32.5)%	8.1%
Shares outstanding beginning of period	16,449,170	6,149,170
Shares outstanding end of period	10,299,170	6,349,170
Percentage change in shares outstanding	(37.4)%	3.3%
Shares created	850,000	3,200,000
Shares redeemed	7,000,000	3,000,000
Per share NAV beginning of period	$29.39	$40.88
Per share NAV end of period	$31.67	$42.81
Percentage change in per share NAV	7.7%	4.7%
Percentage change in benchmark	4.2%	3.1%
Benchmark annualized volatility	14.4%	21.5%

During the three months ended March 31, 2013, the decrease in the Fund’s NAV resulted from a decrease from 16,449,170 outstanding Shares at December 31, 2012 to 10,299,170 outstanding Shares at March 31, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM. By comparison, during the three months ended March 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 6,149,170 outstanding Shares at December 31, 2011 to 6,349,170 outstanding Shares at March 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM.

For the three months ended March 31, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.7% for the three months ended March 31, 2013, as compared to the increase of 4.7% for the three months ended March 31, 2012, was primarily due to appreciation in the value of the assets of the Fund during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 30, 2013 at $33.05 per Share and reached its low for the period on March 4, 2013 at $27.55 per Share. By comparison, during the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on February 24, 2012 at $49.25 per Share and reached its low for the period on February 2, 2012 at $38.54 per Share.

The benchmark’s rise of 4.2% for the three months ended March 31, 2013, as compared to the benchmark’s rise of 3.1% for the three months ended March 31, 2012, can be attributed to an increase in the price of WTI Crude Oil during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net investment income (loss)	$(792,030)	$(644,318)
Management fee	840,387	647,729
Brokerage commission	14,917	9,677
Net realized gain (loss)	66,563,292	15,543,993
Change in net unrealized appreciation/depreciation	(28,749,402)	9,101,128
Net income (loss)	$37,021,860	$24,000,803

The Fund’s net income increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to a greater increase in the price of WTI Crude Oil during the three months ended March 31, 2013.

ProShares Ultra DJ-UBS Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
NAV beginning of period	$73,019,370	$4,079,349
NAV end of period	$51,254,090	$36,185,805
Percentage change in NAV	(29.8)%	787.0%
Shares outstanding beginning of period	1,869,941	40,002
Shares outstanding end of period	1,019,941	960,002
Percentage change in shares outstanding	(45.5)%	2,299.9%
Shares created	1,000,000	920,000
Shares redeemed	1,850,000	—
Per share NAV beginning of period	$39.05	$101.98
Per share NAV end of period	$50.25	$37.69
Percentage change in per share NAV	28.7%	(63.0)%
Percentage change in benchmark	15.0%	(37.0)%
Benchmark annualized volatility	31.2%	51.3%

During the three months ended March 31, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,869,941 outstanding Shares at December 31, 2012 to 1,019,941 outstanding Shares at March 31, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. By comparison, during the three months ended March 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 40,002 outstanding Shares at December 31, 2011 to 960,002 outstanding Shares at March 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM.

For the three months ended March 31, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 28.7% for the three months ended March 31, 2013, as compared to the decrease of 63.0% for the three months ended March 31, 2012, was primarily due to appreciation in the value of the assets of the Fund during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on March 27, 2013 at $51.37 per Share and reached its low for the period on January 9, 2013 at $33.68 per Share. By comparison, during the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on January 4, 2012 at $109.49 per Share and reached its low for the period on March 30, 2012 at $37.69 per Share

The benchmark’s rise of 15.0% for the three months ended March 31, 2013, as compared to the benchmark’s decline of 37.0% for the three months ended March 31, 2012, can be attributed to an increase in the price of Henry Hub Natural Gas during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net investment income (loss)	$(197,871)	$(67,946)
Management fee	176,613	47,372
Brokerage commission	32,935	16,074
Offering costs	—	6,619
Net realized gain (loss)	5,749,387	(5,158,452)
Change in net unrealized appreciation/depreciation	17,862,843	(15,542,480)
Net income (loss)	$23,414,359	$(20,768,878)

The Fund’s net income increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to an increase in the price of Henry Hub Natural Gas during the three months ended March 31, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra DJ-UBS Natural Gas Fund.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
NAV beginning of period	$335,054,752	$326,399,360
NAV end of period	$316,462,981	$381,887,918
Percentage change in NAV	(5.5%)	17.0%
Shares outstanding beginning of period	4,000,014	4,300,014
Shares outstanding end of period	4,100,014	4,350,014
Percentage change in shares outstanding	2.5%	1.2%
Shares created	100,000	400,000
Shares redeemed	—	350,000
Per share NAV beginning of period	$83.76	$75.91
Per share NAV end of period	$77.19	$87.79
Percentage change in per share NAV	(7.9%)	15.7%
Percentage change in benchmark	(3.6)%	8.6%
Benchmark annualized volatility	11.3%	20.5%

During the three months ended March 31, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 4,000,014 outstanding Shares at December 31, 2012 to 4,100,014 outstanding Shares at March 31, 2013. By comparison, during the three months ended March 31, 2012, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results

(before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. The increase in the Fund’s NAV also resulted in part from an increase from 4,300,014 outstanding Shares at December 31, 2011 to 4,350,014 outstanding Shares at March 31, 2012.

For the three months ended March 31, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.9% for the three months ended March 31, 2013, as compared to the increase of 15.7% for the three months ended March 31, 2012, was primarily due to the depreciation in the value of the assets of the Fund during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 2, 2013 at $87.40 per Share and reached its low for the period on March 6, 2013 at $74.98 per Share. By comparison, during the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on February 28, 2012 at $101.40 per Share and reached its low for the period on January 3, 2012 at $82.51 per Share.

The benchmark’s decline of 3.6% for the three months ended March 31, 2013, as compared to the benchmark’s rise of 8.6% for the three months ended March 31, 2012, can be attributed to decrease in the price of spot gold in U.S. Dollar terms during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net investment income (loss)	$(703,550)	$(878,349)
Management fee	762,612	905,724
Brokerage commission	16	16
Net realized gain (loss)	(50,412,546)	(29,858,683)
Change in net unrealized appreciation/depreciation	24,882,532	76,475,098
Net income (loss)	$(26,233,564)	$45,738,066

The Fund’s net income decreased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to a decrease in the price of spot gold in U.S. Dollar terms during the three months ended March 31, 2013.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
NAV beginning of period	$747,725,400	$606,824,420
NAV end of period	$746,484,767	$845,367,293
Percentage change in NAV	(0.2%)	39.3%
Shares outstanding beginning of period	17,400,028	14,050,028
Shares outstanding end of period	19,400,028	15,400,028

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Percentage change in shares outstanding	11.5%	9.6%
Shares created	2,150,000	2,550,000
Shares redeemed	150,000	1,200,000
Per share NAV beginning of period	$42.97	$43.19
Per share NAV end of period	$38.48	$54.89
Percentage change in per share NAV	(10.5%)	27.1%
Percentage change in benchmark	(4.4)%	15.1%
Benchmark annualized volatility	23.4%	35.1%

During the three months ended March 31, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase 17,400,028 outstanding Shares at December 31, 2012 to 19,400,028 outstanding Shares at March 31, 2013. By comparison, during the three months ended March 31, 2012, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The increase in the Fund’s NAV also resulted in part from an increase from 14,050,028 outstanding Shares at December 31, 2011 to 15,400,028 outstanding Shares at March 31, 2012.

For the three months ended March 31, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.5% for the three months ended March 31, 2013, as compared to the increase of 27.1% for the three months ended March 31, 2012, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 23, 2013 at $49.39 per Share and reached its low for the period on March 1, 2013 at $36.97 per Share. By comparison, during the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on February 29, 2012 at $73.52 per Share and reached its low for the period on January 3, 2012 at $45.01 per Share.

The benchmark’s decline of 4.4% for the three months ended March 31, 2013, as compared to the benchmark’s rise of 15.1% for the three months ended March 31, 2012, can be attributed to a decrease in the price of spot silver in U.S. Dollar terms during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net investment income (loss)	$(1,624,407)	$(1,833,327)
Management fee	1,783,659	1,885,054
Brokerage commission	8	8
Net realized gain (loss)	(215,674,335)	8,107,141
Change in net unrealized appreciation/depreciation	137,618,617	132,939,770
Net income (loss)	$(79,680,125)	$139,213,584

The Fund’s net income decreased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to a decrease in the price of spot silver in U.S. Dollar terms during the three months ended March 31, 2013.

ProShares Ultra Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, a comparison of the Fund’s results of operations for the three months ended March 31, 2012 has not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013:

Three Months Ended March 31, 2013
NAV beginning of period	$4,150,068
NAV end of period	$4,215,006
Percentage change in NAV	1.6%
Shares outstanding beginning of period	100,005
Shares outstanding end of period	100,005
Percentage change in shares outstanding	0.0%
Shares created	—
Shares redeemed	—
Per share NAV beginning of period	$41.50
Per share NAV end of period	$42.15
Percentage change in per share NAV	1.6%
Percentage change in benchmark	0.1%
Benchmark annualized volatility	6.7%

During the three months ended March 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar. There was no net change in outstanding Shares from December 31, 2012 to March 31, 2013.

For the period ended March 31, 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 10, 2013 at $43.23 per Share and reached its low for the period on March 4, 2013 at $40.21 per Share.

The benchmark rise of 0.1% for the three months ended March 31, 2013, can be attributed to an increase in the value of the Australian Dollar versus the U.S. Dollar during the period ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013:

Three Months Ended March 31, 2013
Net investment income (loss)	$(9,492)
Brokerage commission	362
Offering costs	10,110
Limitation by Sponsor	(334)
Net realized gain (loss)	(149,370)
Change in net unrealized appreciation/depreciation	223,800
Net income (loss)	$64,938

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
NAV beginning of period	$4,870,316	$9,554,748
NAV end of period	$4,573,067	$7,574,096
Percentage change in NAV	(6.1)%	(20.7)%
Shares outstanding beginning of period	200,014	400,014
Shares outstanding end of period	200,014	300,014
Percentage change in shares outstanding	0.0%	(25.0)%
Shares created	—	50,000
Shares redeemed	—	150,000
Per share NAV beginning of period	$24.35	$23.89
Per share NAV end of period	$22.86	$25.25
Percentage change in per share NAV	(6.1)%	5.7%
Percentage change in benchmark	(2.9)%	3.1%
Benchmark annualized volatility	8.6%	9.5%

During the three months ended March 31, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to March 31, 2013. By comparison, during the three months ended March 31, 2012, the decrease in the Fund’s NAV resulted from a decrease from 400,014 outstanding Shares at December 31, 2011 to 300,014 outstanding Shares at March 31, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the three months ended March 31, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.1% for the three months ended March 31, 2013, as compared to the increase of 5.7% for the three months ended March 31, 2012 was primarily due to a decrease in the value of the assets held by the Fund during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on February 1, 2013 at $26.03 per Share and reached its low for the period on March 27, 2013 at $22.71 per Share. By comparison, during the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on February 24, 2012 at $25.78 per Share and reached its low for the period on January 13, 2012 at $22.92 per Share.

The benchmark decline of 2.9% for the three months ended March 31, 2013, as compared to the benchmark’s rise of 3.1% for the three months ended March 31, 2012, can be attributed to a decrease in the value of the Euro versus the U.S. Dollar during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net investment income (loss)	$(10,724)	$(22,829)
Management fee	11,400	23,317
Net realized gain (loss)	(65,348)	(249,575)
Change in net unrealized appreciation/depreciation	(221,177)	812,184
Net income (loss)	$(297,249)	$539,780

The Fund’s net income decreased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to a decrease in the value of the Euro versus the U.S. Dollar during the three months ended March 31, 2013.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
NAV beginning of period	$4,227,995	$5,471,075
NAV end of period	$3,566,403	$4,705,580
Percentage change in NAV	(15.6)%	(14.0)%
Shares outstanding beginning of period	150,014	150,014
Shares outstanding end of period	150,014	150,014
Percentage change in shares outstanding	0.0%	0.0%
Shares created	50,000	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$28.18	$36.47
Per share NAV end of period	$23.77	$31.37
Percentage change in per share NAV	(15.6)%	(14.0)%
Percentage change in benchmark	(7.9)%	(7.0)%
Benchmark annualized volatility	12.3%	8.4%

During the three months ended March 31, 2013, there was no net change in the Fund’s outstanding Shares. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the three months ended March 31, 2012, there was no net change in the Fund’s outstanding Shares. The decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the three months ended March 31, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.6% for the three months ended March 31, 2013, as compared to the decrease of 14.0% for the three months ended March 31, 2012, was primarily due to greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 8, 2013 at $27.97 per Share and reached its low for the period on March 11, 2013 at $22.76 per Share. By comparison, during the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on February 2, 2012 at $37.15 per Share and reached its low for the period on March 14, 2012 at $30.68 per Share.

The benchmark’s decline of 7.9% for the three months ended March 31, 2013, as compared to the benchmark’s decline of 7.0% for the three months ended March 31, 2012, can be attributed to a greater decrease in the value of the Japanese Yen versus the U.S. Dollar during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net investment income (loss)	$(10,060)	$(11,811)
Management fee	10,886	12,183
Net realized gain (loss)	(1,217,929)	(425,194)
Change in net unrealized appreciation/depreciation	423,575	(328,490)
Net income (loss)	$(804,414)	$(765,495)

The Fund’s net income decreased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to a greater decrease in the value of the Japanese Yen versus the U.S. Dollar during the three months ended March 31, 2013.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
NAV beginning of period	$137,657,464	$30,549,903
NAV end of period	$218,387,479	$126,899,583
Percentage change in NAV	58.6%	315.4%
Shares outstanding beginning of period	8,200,005	400,005
Shares outstanding end of period	20,175,005	3,575,005
Percentage change in shares outstanding	146.0%	793.7%
Shares created	15,800,000	3,950,000
Shares redeemed	3,825,000	775,000
Per share NAV beginning of period	$16.79	$76.37
Per share NAV end of period	$10.82	$35.50
Percentage change in per share NAV	(35.5)%	(53.5)%
Percentage change in benchmark	(35.8)%	(53.4)%
Benchmark annualized volatility	64.3%	64.5%

During the three months ended March 31, 2013, the increase in the Fund’s NAV resulted from an increase from 8,200,005 outstanding Shares at December 31, 2012 to 20,175,005 outstanding Shares at March 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2012, the increase in the Fund’s NAV resulted from an increase from 400,005 outstanding Shares at December 31, 2011 to 3,575,005 outstanding Shares at March 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 35.5% for the three months ended March 31, 2013, as compared to the decrease of 53.5% for the three months ended March 31, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $15.22 per Share and reached its low for the period on March 26, 2013 at $10.82 per Share. By comparison, during the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on January 3, 2012 at $71.63 per Share and reached its low for the period on March 26, 2012 at $33.20 per Share.

The benchmark’s decline of 35.8% for the three months ended March 31, 2013, as compared to the benchmark’s decline of 53.4% for the three months ended March 31, 2012, can be attributed to declining prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net investment income (loss)	$(327,343)	$(141,555)
Management fee	351,671	147,269
Offering costs	—	1,090
Net realized gain (loss)	(55,410,711)	(42,732,283)
Change in net unrealized appreciation/depreciation	(8,124,712)	(17,343,344)
Net income (loss)	$(63,862,766)	$(60,217,182)

The Fund’s net income decreased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the decline in the Fund’s benchmark in conjunction with a significant increase in outstanding shares during the three months ended March 31, 2013.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
NAV beginning of period	$37,302,992	$90,821,428
NAV end of period	$68,072,450	$102,109,475
Percentage change in NAV	82.5%	12.4%
Shares outstanding beginning of period	1,075,005	1,225,005
Shares outstanding end of period	2,575,005	1,825,005
Percentage change in shares outstanding	139.5%	49.0%
Shares created	1,825,000	800,000
Shares redeemed	325,000	200,000
Per share NAV beginning of period	$34.70	$74.14
Per share NAV end of period	$26.44	$55.95
Percentage change in per share NAV	(23.8)%	(24.5)%
Percentage change in benchmark	(23.7)%	(24.5)%
Benchmark annualized volatility	24.9%	28.1%

During the three months ended March 31, 2013, the increase in the Fund’s NAV resulted from an increase from 1,075,005 outstanding Shares at December 31, 2012 to 2,575,005 outstanding Shares at March 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended March 31, 2012, the increase in the Fund’s NAV resulted from an increase from 1,225,005 outstanding Shares at December 31, 2011 to 1,825,005 outstanding Shares at March 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended March 31, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 23.8% for the three months ended March 31, 2013, as compared to the decrease of 24.5% for the three months ended March 31, 2012, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $32.37 per Share and reached its low for the period on March 11, 2013 at $26.14 per Share. By comparison, during the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on January 3, 2012 at $71.93 per Share and reached its low for the period on March 30, 2012 at $55.95 per Share.

The benchmark’s decline of 23.7% for the three months ended March 31, 2013, as compared to the benchmark’s decline of 24.5% for the three months ended March 31, 2012, can be attributed to a decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net investment income (loss)	$(97,496)	$(204,860)
Management fee	104,816	210,264
Offering costs	—	682
Net realized gain (loss)	(10,259,685)	(22,420,090)
Change in net unrealized appreciation/depreciation	(407,239)	(5,035,499)
Net income (loss)	$(10,764,420)	$(27,660,449)

The Fund’s net income increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to a lesser decline in the Fund’s benchmark during the three months ended March 31, 2013.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
NAV beginning of period	$84,716,132	$9,881,113
NAV end of period	$344,396,396	$119,978,881
Percentage change in NAV	306.5%	1,114.2%
Shares outstanding beginning of period	4,208,081	13,334
Shares outstanding end of period	45,458,081	839,151
Percentage change in shares outstanding	980.3%	6,193.6%
Shares created	62,100,000	1,252,500
Shares redeemed	20,850,000	426,683
Per share NAV beginning of period	$20.13	$741.05
Per share NAV end of period	$7.58	$142.98
Percentage change in per share NAV	(62.4)%	(80.7)%
Percentage change in benchmark	(35.8)%	(53.4)%
Benchmark annualized volatility	64.3%	64.5%

During the three months ended March 31, 2013, the increase in the Fund’s NAV resulted from an increase from 4,208,081 outstanding Shares at December 31, 2012 to 45,458,081 outstanding Shares at March 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2012, the increase in the Fund’s NAV resulted from an increase from 13,334 outstanding Shares at December 31, 2011 to 839,151 outstanding Shares at March 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 62.4% for the three months ended March 31, 2013, as compared to the decrease of 80.7% for the three months ended March 31, 2012, was primarily due to lesser depreciation in the value of the assets of the Fund during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $16.31 per Share and reached its low for the period on March 26, 2013 at $7.57 per Share. By comparison, during the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on January 3, 2012 at $649.02 per Share and reached its low for the period on March 26, 2012 at $126.59 per Share

The benchmark’s decline of 35.8% for the three months ended March 31, 2013, as compared to the benchmark’s decline of 53.4% for the three months ended March 31, 2012, can be attributed to a lesser decrease in the prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net investment income (loss)	$(1,072,705)	$(341,612)
Management fee	532,907	154,701
Brokerage commission	557,337	182,674
Offering costs	—	7,152
Net realized gain (loss)	(122,685,938)	(119,245,708)
Change in net unrealized appreciation/depreciation	(21,090,969)	(33,610,381)
Net income (loss)	$(144,849,612)	$(153,197,701)

The Fund’s net income increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to a lesser decline in the fund’s benchmark during the three months ended March 31, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
NAV beginning of period	$82,663,633	$7,760,424
NAV end of period	$69,149,807	$29,692,478
Percentage change in NAV	(16.3)%	282.6%
Shares outstanding beginning of period	1,250,020	300,020
Shares outstanding end of period	750,020	600,020
Percentage change in shares outstanding	(40.0)%	100.0%
Shares created	1,400,000	2,500,000
Shares redeemed	1,900,000	2,200,000
Per share NAV beginning of period	$66.13	$25.87
Per share NAV end of period	$92.20	$49.49
Percentage change in per share NAV	39.4%	91.3%
Percentage change in benchmark	(35.8)%	(53.4)%
Benchmark annualized volatility	64.3%	64.5%

During the three months ended March 31, 2013, the decrease in the Fund’s NAV resulted from a decrease from 1,250,020 outstanding Shares at December 31, 2012 to 750,020 outstanding Shares at March 31, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 300,020 outstanding Shares at December 31, 2011 to 600,020 outstanding Shares at March 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 39.4% for the three months ended March 31, 2013, as compared to the increase of 91.3 % for the three months ended March 31, 2012, was primarily due to appreciation in the value of the assets of the fund during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on February 19, 2013 at $94.65 per Share and reached its low for the period on January 3, 2013 at $72.12 per Share. By comparison, during the three months ended March 31, 2012, the Fund’s per share NAV reached its high for the period on March 26, 2012 at $53.68 per Share and reached its low for the period on January 3, 2012 at $27.48 per Share.

The benchmark’s decline of 35.8% for the three months ended March 31, 2013, as compared to the benchmark’s decline of 53.4% for the three months ended March 31, 2012, can be attributed to declining prices of the near-term futures contracts on the VIX Futures curve during the three months ended March 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net investment income (loss)	$(213,419)	$(54,031)
Management fee	137,663	18,944
Brokerage commission	85,021	28,829
Offering costs	—	7,152
Net realized gain (loss)	25,204,187	6,857,693
Change in net unrealized appreciation/depreciation	3,774,229	815,801
Net income (loss)	$28,764,997	$7,619,463

The Fund’s net income increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to a decline in the Fund’s benchmark in conjunction with a significant increase in outstanding shares during the three months ended March 31, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

Off-Balance Sheet Arrangements and Contractual Obligations

As of May 3, 2013, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund and the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s and VIX Funds’ final creation/redemption NAV for the three months ended March 31, 2013.

Short-term investments are valued at amortized cost which approximates fair value for daily NAV purposes. For financial reporting purposes, short-term investments are valued at their market price using information provided by a third-party pricing service or market quotations.

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

Since ProShares UltraShort Australian Dollar, ProShares Short Euro and ProShares Ultra Australian Dollar were not conducting operations as of March 31, 2012, comparisons of positions in certain Financial Instruments held by each of ProShares UltraShort Australian Dollar, ProShares Short Euro and ProShares Ultra Australian Dollar for the three months ended March 31, 2012 have not been provided.

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of March 31, 2013 and 2012, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort DJ-UBS Commodity:

As of March 31, 2013 and 2012, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s short swap positions as of March 31, 2013 and 2012, which were sensitive to commodity price risk.

Swap Agreements as of March 31, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$137.2201	$(4,670,170)
Dow Jones-UBS Commodity Index	UBS AG	Short	137.2201	(1,918,450)

Swap Agreements as of March 31, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$141.9021	$(6,398,794)
Dow Jones-UBS Commodity Index	UBS AG	Short	141.9021	(11,213,743)

The March 31, 2013 and 2012 short swap notional values are calculated by multiplying units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2013 (the “Form 10-K”), for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Crude Oil:

As of March 31, 2013 and 2012, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2013	1,528	$97.23	1,000	$(148,567,440)

Swap Agreements as of March 31, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Sub-Index	Goldman Sachs International	Short	$238.5286	$(73,765,493)
Dow Jones-UBS WTI Crude Oil Sub-Index	Societe Generale S.A.	Short	238.5286	(17,320,352)
Dow Jones-UBS WTI Crude Oil Sub-Index	UBS AG	Short	238.5286	(42,736,934)

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2012	1,211	$103.02	1,000	$(124,757,220)

Swap Agreements as of March 31, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Short	$267.5859	$(58,063,468)
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Short	267.5859	(69,771,793)
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Short	267.5859	(55,399,216)

The March 31, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2013 and 2012 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Natural Gas:

As of March 2013 and 2012, the ProShares UltraShort DJ-UBS Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2013	1,250	$4.02	10,000	$(50,300,000)

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2012	2,072	$2.126	10,000	$(44,050,720)

The March 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort Gold:

As of March 2013 and 2012, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2013	2	$1,595.70	100	$(319,140)

Forward Agreements as of March 31, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,598.37	$(117,160,521)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,598 .37	(34,201,921)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,598 .37	(29,889,519)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,598 .37	(28,371,068)

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2012	2	$1,671.90	100	$(334,380)

Forward Agreements as of March 31, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$1,662.69	$(80,138,333)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,662.69	(105,248,277)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,662.69	(108,656,792)

The March 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 2013 and 2012 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of March 2013 and 2012, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2013	2	$28.323	5,000	$(283,230)

Forward Agreements as of March 31, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$28.6463	$(87,084,752)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	28 .6463	(45,504,648)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	28 .6463	(35,378,181)
0.999 Fine Troy Ounce Silver	UBS AG	Short	28 .6463	(43,513,730)

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2012	2	$32.484	5,000	$(324,840)

Forward Agreements as of March 31, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$32.4347	$(153,983,738)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	32.4347	(131,522,709)
0.999 Fine Troy Ounce Silver	UBS AG	Short	32.4347	(112,548,409)

The March 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 2013 and 2012 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with (decreases) increases in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Commodity:

As of March 31, 2013 and 2012, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s swap positions as of March 31, 2013 and 2012, which were sensitive to commodity price risk.

Swap Agreements as of March 31, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$137.2201	$5,220,934
Dow Jones-UBS Commodity Index	UBS AG	Long	137.2201	4,253,708

Swap Agreements as of March 31, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$141.9021	$4,458,414
Dow Jones-UBS Commodity Index	UBS AG	Long	141.9021	13,814,430

The March 31, 2013 and 2012 swap notional values are calculated by multiplying units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Crude Oil:

As of March 31, 2013 and 2012, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2013	2,810	$97.23	1,000	$273,216,300

Swap Agreements as of March 31, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Sub-Index	Goldman Sachs International	Long	$238.5286	$136,569,546
Dow Jones-UBS WTI Crude Oil Sub-Index	Societe Generale S.A.	Long	238.5286	70,834,560
Dow Jones-UBS WTI Crude Oil Sub-Index	UBS AG	Long	238.5286	171,781,631

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2012	2,105	$103.02	1,000	$216,857,100

Swap Agreements as of March 31, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Long	$267.5859	$105,834,877
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Long	267.5859	95,096,315
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Long	267.5859	125,826,238

The March 31, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2013 and 2012 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Natural Gas:

As of March 31, 2013 and 2012, the ProShares Ultra DJ-UBS Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2013	2,548	$4.02	10,000	$102,531,520

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2012	3,404	$2.126	10,000	$72,369,040

The March 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Gold:

As of March 2013 and 2012, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2013	2	$1,595.70	100	$319,140

Forward Agreements as of March 31, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,598.37	$305,448,507
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,598 .37	110,958,845
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,598 .37	112,844,922
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,598 .37	103,414,539

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2012	2	$1,671.90	100	$334,380

Forward Agreements as of March 31, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$1,662.69	$177,608,546
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,662.69	184,392,321
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,662.69	401,373,366

The March 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 2013 and 2012 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases

(decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of March 2013 and 2012, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2013	2	$28.323	5,000	$283,230

Forward Agreements as of March 31, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutshe Bank AG	Long	$28.6463	$873,167,870
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	28 .6463	233,261,092
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	28 .6463	250,425,955
0.999 Fine Troy Ounce Silver	UBS AG	Long	28 .6463	135,898,047

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2012	2	$32.484	5,000	$324,840

Forward Agreements as of March 31, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$32.4347	$448,403,241
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	32.4347	500,953,942
0.999 Fine Troy Ounce Silver	UBS AG	Long	32.4347	741,068,026

The March 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 2013 and 2012 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases

(decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of March 31, 2013 and, as applicable, March 31, 2012, each of the Currency Fund’s positions were as follows:

ProShares Short Euro:

As of March 31, 2013, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2013, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	June 2013	24	$1.2823	125,000	$(3,846,900)

The March 31, 2013 short futures notional value is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional value will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort Australian Dollar:

As of March 31, 2013, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2013, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2013	71	$103.53	1,000	$(7,350,630)

The March 31, 2013 short futures notional value is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional value will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian Dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian Dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort Euro:

As of March 31, 2013 and 2012, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2013 and 2012, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/05/13	34,213,200	1.2818	$43,854,981
Euro	UBS AG	Long	04/05/13	46,266,300	1.2818	59,304,821
Euro	Goldman Sachs International	Short	04/05/13	(396,944,825)	1.2818	(508,809,688)
Euro	UBS AG	Short	04/05/13	(488,742,400)	1.2818	(626,477,163)

Foreign Currency Forward Contracts as of March 31, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/13/12	167,089,600	1.3338	$222,855,962
Euro	UBS AG	Long	04/13/12	87,767,200	1.3338	117,059,612
Euro	Goldman Sachs International	Short	04/13/12	(681,701,025)	1.3338	(909,219,589)
Euro	UBS AG	Short	04/13/12	(801,759,700)	1.3338	(1,069,347,996)

The March 31, 2013 and 2012 USD market values equal the number of Euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of March 31, 2013 and 2012, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2013 and 2012, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/05/13	2,150,120,600	0.010622	$22,839,086
Yen	UBS AG	Long	04/05/13	6,684,643,600	0.010622	71,005,855
Yen	Goldman Sachs International	Short	04/05/13	(40,430,144,600)	0.010622	(429,458,498)
Yen	UBS AG	Short	04/05/13	(57,256,267,400)	0.010622	(608,189,529)

Foreign Currency Forward Contracts as of March 31, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/13/12	761,210,000	0.012080	$9,195,303
Yen	UBS AG	Long	04/13/12	7,528,300,000	0.012080	90,940,742
Yen	Goldman Sachs International	Short	04/13/12	(22,118,920,000)	0.012080	(267,193,258)
Yen	UBS AG	Short	04/13/12	(32,537,250,000)	0.012080	(393,045,132)

The March 31, 2013 and 2012 USD market values equal the number of Yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Australian Dollar:

As of March 31, 2013, the ProShares Ultra Australian Dollar Fund was exposed to exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2013, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Long	June 2013	81	$103.53	1,000	$8,385,930

The March 31, 2013 futures notional value is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional value will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Australian Dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian Dollar and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Euro:

As of March 31, 2013 and 2012, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2013 and 2012, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/05/13	3,381,925	1.2818	$4,335,001
Euro	UBS AG	Long	04/05/13	4,109,500	1.2818	5,267,617
Euro	Goldman Sachs International	Short	04/05/13	(66,800)	1.2818	(85,625)
Euro	UBS AG	Short	04/05/13	(287,400)	1.2818	(368,394)

Foreign Currency Forward Contracts as of March 31, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/13/12	7,341,825	1.3338	$9,792,168
Euro	UBS AG	Long	04/13/12	8,017,800	1.3338	10,693,751
Euro	Goldman Sachs International	Short	04/13/12	(3,925,900)	1.3338	(5,236,174)
Euro	UBS AG	Short	04/13/12	(87,400)	1.3338	(116,569)

The March 31, 2013 and 2012 USD market value equals the number of Euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of March 31, 2013 and 2012, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2013 and 2012, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/05/13	359,404,200	0.010622	$3,817,676
Yen	UBS AG	Long	04/05/13	569,984,800	0.010622	6,054,513
Yen	Goldman Sachs International	Short	04/05/13	(6,969,600)	0.010622	(74,033)
Yen	UBS AG	Short	04/05/13	(250,806,500)	0.010622	(2,664,126)

Foreign Currency Forward Contracts as of March 31, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/13/12	348,140,000	0.012080	$4,205,479
Yen	UBS AG	Long	04/13/12	471,250,000	0.012080	5,692,630
Yen	Goldman Sachs International	Short	04/13/12	(20,140,000)	0.012080	(243,288)
Yen	UBS AG	Short	04/13/12	(20,320,000)	0.012080	(245,463)

The March 31, 2013 and 2012 USD market values equal the number of Yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of March 31, 2013 and 2012, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF

As of March 31, 2013 and 2012, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2013 and 2012, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2013	9,424	$14.20	1,000	$133,820,800
VIX Futures (CBOE)	Long	May 2013	5,483	15.60	1,000	85,534,800

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2012	4,156	$16.80	1,000	$69,820,800
VIX Futures (CBOE)	Long	May 2012	3,021	19.00	1,000	57,399,000

The March 31, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares VIX Mid-Term Futures ETF

As of March 31, 2013 and 2012, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2013 and 2012, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2013	793	$17.35	1,000	$13,758,550
VIX Futures (CBOE)	Long	August 2013	1,255	17.85	1,000	22,401,750
VIX Futures (CBOE)	Long	September 2013	1,256	18.45	1,000	23,173,200
VIX Futures (CBOE)	Long	October 2013	463	18.90	1,000	8,750,700

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2012	825	$22.05	1,000	$18,191,250
VIX Futures (CBOE)	Long	August 2012	1,424	23.40	1,000	33,321,600
VIX Futures (CBOE)	Long	September 2012	1,424	24.70	1,000	35,172,800
VIX Futures (CBOE)	Long	October 2012	600	25.75	1,000	15,450,000

The March 31, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra VIX Short-Term Futures ETF

As of March 31, 2013 and 2012, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to the S&P 500 VIX Short-Term Futures Index. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2013 and 2012, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2013	29,637	$14.20	1,000	$420,845,400
VIX Futures (CBOE)	Long	May 2013	17,272	15.60	1,000	269,443,200

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2012	6,911	$16.80	1,000	$116,104,800
VIX Futures (CBOE)	Long	May 2012	5,028	19.00	1,000	95,532,000

Swap Agreements as of March 31, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
S&P 500 VIX Short-Term Futures Index	Societe Generale S.A.	Long	6,106.05	$28,698,435

The March 31, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2012 swap notional value is calculated by multiplying the number of units times the closing level of the Index. The notional value will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Short VIX Short-Term Futures ETF

As of March 31, 2013 and 2012, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2013 and 2012, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	April 2013	2,965	$14.20	1,000	$(42,103,000)
VIX Futures (CBOE)	Short	May 2013	1,718	15.60	1,000	(26,800,800)

Futures Positions as of March 31, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	April 2012	964	$16.80	1,000	$(16,195,200)
VIX Futures (CBOE)	Short	May 2012	701	$19.00	1,000	(13,319,000)

The March 31, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease)

proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

Qualitative Disclosure

As described above in Item 2 of this Quarterly Report on Form 10-Q, it is the investment objective of each Geared Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, whether positive or negative, of its corresponding benchmark. Each Short Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each Ultra Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results (before fees and expenses), both over a single day and over time, that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. The Matching VIX Funds seek to achieve their stated investment objective both over a single day and over time.

Primary Market Risk Exposure

The primary market risks that the Funds are exposed to depend on each Fund’s investment objective and corresponding benchmark. For example, the primary market risk that the ProShares UltraShort DJ-UBS Crude Oil and the ProShares Ultra DJ-UBS Crude Oil Funds are exposed to are inverse and direct exposure, respectively, to the price of crude oil as measured by the return of holding and periodically rolling crude oil futures contracts (the Dow Jones-UBS Commodity Index and its sub-indexes are based on the price of rolling futures positions, rather than on the cash price for immediate delivery of the corresponding commodity).

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

Managing Market Risks

Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (-1x, -2x, or 2x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described above in Item 2 of this Quarterly Report on Form 10-Q, these adjustments are done through the use of various Financial Instruments. No attempt is made to adjust market exposure in order to avoid changes to the benchmark that would cause the Funds to lose value. Factors common to all Funds that may require portfolio re-positioning are create/redeem activity and index rebalances.

For Geared Funds, the impact of the Index’s movements during the day also affects whether the Fund’s portfolio needs to be re-positioned. For example, if the Index for an Ultra Fund has risen on a given day, net assets of the Fund should rise. As a result, the Fund’s long exposure will need to be increased to the extent there are not offsetting factors such as redemption activity. Conversely, if the Index has fallen on a given day, net assets of an Ultra Fund should fall. As a result, the Fund’s long exposure will generally need to be decreased. Net assets for Short Funds, UltraShort Funds will generally decrease when the Index rises on a given day. As a result, the Fund’s short exposure may need to be decreased. Conversely, if the Index has fallen on a given day, a Short Fund’s, an UltraShort Fund’s assets should rise. As a result, the Fund’s short exposure may need to be increased.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of March 31, 2013, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

The Trust and certain principals of the Sponsor have been named as defendants (along with several other parties) in a consolidated class action lawsuit filed in the United States District Court for the Southern District of New York, styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935. The complaint, as amended, alleged that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by including untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs and allegedly failing to adequately disclose the Funds’ investment objectives and risks. The six Funds of the Trust named in the complaint were ProShares Ultra Silver, ProShares UltraShort Gold, ProShares Ultra Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort Silver. On September 10, 2012, the District Court issued an Opinion and Order dismissing the class action lawsuit in its entirety. On October 3, 2012, the plaintiffs filed a Notice of Appeal appealing the dismissal. Oral argument on plaintiffs’ appeal before the United States Court of Appeals for the Second Circuit was held on May 2, 2013. The Trust believes the complaint is without merit and that the anticipated outcome will not adversely impact the operation of the Trust or any of its Funds. Accordingly, no loss contingency has been recorded in the balance sheet and the amount of loss, if any, cannot be reasonably estimated at this time.

Item 1A.	Risk Factors.

There has not been a material change to the Risk Factors previously disclosed in the Trust’s Annual Report on Form 10-K for the year ended for the year ended December 31, 2012, filed on March 1, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	The Trust initially registered Shares on a Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all Shares registered and re-allocated the remaining amount of the Shares registered among the Funds listed on its Registration Statement on Form S-3 (No. 333-163511), which became effective on December 4, 2009 and registered additional Shares and/or added Funds pursuant to Post-Effective Amendments to that Registration Statement, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a Registration Statement on Form S-1 (No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a Post-Effective Amendment to the Registration Statement on Form S-3 (No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra DJ-UBS Crude Oil and terminated the offerings for certain other Funds. New offerings for certain of those Funds were registered on an accompanying Registration Statement on Form S-1 (No. 333-176878), which was also declared effective on June 26, 2012. On September 24, 2012, a Registration Statement on Form S-1 (No. 333-183672) was declared effective, which registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF. This registration statement (No. 333-183672) was a combined prospectus and acted as a post-effective amendment to the Form S-1 (No. 333-176878). On September 27, 2012, a Registration Statement on Form S-3 (No. 333-183674) was declared effective, which registered additional Shares for ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil and ProShares UltraShort Euro. This registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (No. 333-163511). On September 28, 2012, a post-effective amendment to an S-1 Registration Statement was declared effective, terminating the proposed offerings of several unlaunched funds. On January 30, 2013, a Registration Statement on Form S-1 (No. 333-185288) was declared effective. That registration statement, which registered additional Shares to ProShares Short VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to certain of the Trust’s other Form S-1 Registration Statements (File Nos. 333-183672 and 333-178707). Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (No. 333-193672) and Form S-3 Registration Statement (No. 333-183674). Therefore, as of March 31, 2013, the Trust had two effective registration statements outstanding: 1) an effective Form S-1 Registration Statement (No. 333-185288); and 2) an effective Form S-3 Registration Statement (No. 333-185289).[1]

Substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds and collateralized repurchase agreements) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions. Each Geared Fund continuously offers and redeems its Shares in blocks of 50,000 Shares, and each Matching VIX Fund continuously offers and redeems Shares in blocks of 25,000 Shares.

Title of Securities Registered	Amount Registered As of March 31, 2013	Shares Sold For the Three Months Ended March 31, 2013	Sale Price of Shares Sold For the Three Months Ended March 31, 2013
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest	$1,875,000,000	2,350,000	$87,772,570
ProShares UltraShort DJ-UBS Natural Gas Common Units of Beneficial Interest	$500,000,000	950,000	$19,490,998
ProShares UltraShort Gold Common Units of Beneficial Interest	$1,000,000,000	250,000	$16,775,145
ProShares UltraShort Silver Common Units of Beneficial Interest	$2,300,000,000	600,000	$27,224,574
ProShares Short Euro Common Units of Beneficial Interest	$200,000,000	—	$—
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$200,000,000	—	$—
ProShares UltraShort Euro Common Units of Beneficial Interest	$2,753,506,872	2,100,000	$40,321,956
ProShares UltraShort Yen Common Units of Beneficial Interest	$1,300,000,000	1,100,000	$65,406,144
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$300,000,000	—	$—
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest	$4,308,246,073	850,000	$24,265,179
ProShares Ultra DJ-UBS Natural Gas Common Units of Beneficial Interest	$500,000,000	1,000,000	$35,932,249
ProShares Ultra Gold Common Units of Beneficial Interest	$1,000,000,000	100,000	$7,641,793
ProShares Ultra Silver Common Units of Beneficial Interest	$2,500,000,000	2,150,000	$85,740,606
ProShares Ultra Australian Dollar Common Units of Beneficial Interest	$200,000,000	—	$—
ProShares Ultra Euro Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares Ultra Yen Common Units of Beneficial Interest	$500,000,000	50,000	$1,323,474
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$1,750,000,000	15,800,000	$194,612,182
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$700,000,000	1,825,000	$51,106,840
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$3,000,000,000	62,100,000	$626,143,856
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$950,000,000	1,400,000	$116,697,172
ProShares UltraPro Short Euro Common Units of Beneficial Interest[2]	$300,000,000	—	$—
ProShares Managed Futures Strategy Common Units of Beneficial Interest[2]	$200,000,000	—	$—
ProShares Commodity Managed Futures Strategy Common Units of Beneficial Interest[2]	$100,000,000	—	—
Total:	$27,436,752,945	92,625,000	$1,400,454,738

[1]

On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (No. 333-185288) was declared effective, terminating the proposed offerings of three unlaunched Funds. On April 29, 2013, a Registration Statement on Form S-3 (File No. 333-187820) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-3 Registration Statement (No. 333-185289). On April 29, 2013, a Registration Statement on Form S-1 (No. 333-188215), which would register additional Shares to ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, was filed. As of May 1, 2013, that registration statement has not been declared effective.

[2]	The offering for this Fund, which was previously registered but never publicly offered, was subsequently terminated on April 24, 2013.

(c) From January 1, 2013 to March 31, 2013, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares UltraShort DJ-UBS Commodity
01/01/13 to 03/31/13	—	$—
02/01/13 to 02/28/13	—	$—
03/01/13 to 03/31/13	—	$—
ProShares UltraShort DJ-UBS Crude Oil
01/01/13 to 03/31/13	—	$—
02/01/13 to 02/28/13	550,000	$39.63
03/01/13 to 03/31/13	150,000	$42.25
ProShares UltraShort DJ-UBS Natural Gas
01/01/13 to 03/31/13	—	$—
02/01/13 to 02/28/13	50,000	$27.66
03/01/13 to 03/31/13	—	$—
ProShares UltraShort Gold
01/01/13 to 03/31/13	—	$—
02/01/13 to 02/28/13	150,000	$65.88
03/01/13 to 03/31/13	—	$—
ProShares UltraShort Silver
01/01/13 to 03/31/13	50,000	$49.25
02/01/13 to 02/28/13	350,000	$53.47
03/01/13 to 03/31/13	200,000	$53.67
ProShares Short Euro
01/01/13 to 03/31/13	—	$—
02/01/13 to 02/28/13	—	$—
03/01/13 to 03/31/13	—	$—
ProShares UltraShort Australian Dollar
01/01/13 to 03/31/13	—	$—
02/01/13 to 02/28/13	—	$—
03/01/13 to 03/31/13	—	$—
ProShares UltraShort Euro
01/01/13 to 03/31/13	1,950,000	$18.34
02/01/13 to 02/28/13	1,300,000	$17.72
03/01/13 to 03/31/13	750,000	$19.63
ProShares UltraShort Yen
01/01/13 to 03/31/13	750,000	$52.33
02/01/13 to 02/28/13	400,000	$58.12
03/01/13 to 03/31/13	—	$—
ProShares Ultra DJ-UBS Commodity
01/01/13 to 03/31/13	50,000	$25.51
02/01/13 to 02/28/13	—	$—
03/01/13 to 03/31/13	—	$—
ProShares Ultra DJ-UBS Crude Oil
01/01/13 to 03/31/13	5,550,000	$31.26
02/01/13 to 02/28/13	450,000	$32.29
03/01/13 to 03/31/13	1,000,000	$30.61
ProShares Ultra DJ-UBS Natural Gas
01/01/13 to 03/31/13	500,000	$42.15
02/01/13 to 02/28/13	300,000	$38.55
03/01/13 to 03/31/13	1,050,000	$46.16

ProShares Ultra Gold
01/01/13 to 03/31/13	—	$—
02/01/13 to 02/28/13	—	$—
03/01/13 to 03/31/13	—	$—
ProShares Ultra Silver
01/01/13 to 03/31/13	150,000	$48.67
02/01/13 to 02/28/13	—	$—
03/01/13 to 03/31/13	—	$—
ProShares Ultra Australian Dollar
01/01/13 to 03/31/13	—	$—
02/01/13 to 02/28/13	—	$—
03/01/13 to 03/31/13	—	$—
ProShares Ultra Euro
01/01/13 to 03/31/13	—	$—
02/01/13 to 02/28/13	—	$—
03/01/13 to 03/31/13	—	$—
ProShares Ultra Yen
01/01/13 to 03/31/13	—	$—
02/01/13 to 02/28/13	—	$—
03/01/13 to 03/31/13	50,000	$23.61
ProShares VIX Short-Term Futures ETF
01/01/13 to 03/31/13	1,275,000	$14.02
02/01/13 to 02/28/13	1,550,000	$13.30
03/01/13 to 03/31/13	1,000,000	$11.53
ProShares VIX Mid-Term Futures ETF
01/01/13 to 03/31/13	150,000	$32.30
02/01/13 to 02/28/13	100,000	$27.41
03/01/13 to 03/31/13	75,000	$26.49
ProShares Ultra VIX Short-Term Futures ETF
01/01/13 to 03/31/13	1,500,000	$11.28
02/01/13 to 02/28/13	10,450,000	$11.48
03/01/13 to 03/31/13	8,900,000	$9.52
ProShares Short VIX Short-Term Futures ETF
01/01/13 to 03/31/13	850,000	$79.72
02/01/13 to 02/28/13	750,000	$86.07
03/01/13 to 03/31/13	300,000	$88.87
Total:	42,650,000	$22.44

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema(3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(3)

101.LAB	XBRL Taxonomy Extension Label Linkbase(3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(3)

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg
By:	Louis Mayberg
Principal Executive Officer

Date: May 10, 2013

/s/ Edward Karpowicz
By:	Edward Karpowicz
Principal Financial Officer

Date: May 10, 2013