Form 10-K/A
period 2012-12-31
ProShares Trust II
filed 2013-07-15
CIK 1415311

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 of ProShares Trust II (the “Trust”), filed with the U.S. Securities and Exchange Commission on March 1, 2013 (the “Form 10-K”), is being filed to amend a typographical error in the report of the Trust’s Independent Registered Public Accounting Firm and to clarify that the report covered the Schedule of Investments for the Trust and each of its Funds. This Amendment No. 1 also is being filed to amend Exhibit 23.1 to the Form 10-K to clarify that the “Consent of Independent Registered Public Accounting Firm” addresses the financial statements and internal control over financial reporting of the combined Trust and each of the Funds.

Except as set forth above, no other changes have been made to the Form 10-K, and this Amendment No. 1 does not amend, update or change any other items or disclosure found in the Form 10-K. Further, this Amendment No. 1 does not reflect events that may have occurred after the filing of the Form 10-K, unless expressly stated. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Trust’s other SEC filings subsequent to the filing of the Form 10-K.

PROSHARES TRUST II

Part II

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

Exhibit No.	Description of Document

4.1	Trust Agreement of ProShares Trust II (1)

4.2	Amended and Restated Trust Agreement of ProShares Trust II (2)

4.2.1	Amended and Restated Trust Agreement of ProShares Trust II (3)

4.3	Form of Authorized Participant Agreement (4)

10.1	Form of Sponsor Agreement (2)

10.2	Form of Administration and Transfer Agency Services Agreement (4)

10.3	Form of Custodian Agreement (5)

10.4	Form of Distribution Agreement (4)

10.5	Form of Futures Account Agreement (4)

23.1	Consent of Independent Registered Public Accounting Firm (6)

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (6)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (6)

32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

101.INS	XBRL Instance Document (8)

101.SCH	XBRL Taxonomy Extension Schema (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (8)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (8)

101.LAB	XBRL Taxonomy Extension Label Linkbase (8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (8)

(1)	Incorporated by reference to the Trust’s Registration Statement, filed on October 18, 2007.
(2)	Incorporated by reference to the Trust’s Registration Statement, filed on August 15, 2008.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on September 18, 2008.
(4)	Incorporated by reference to the Trust’s Registration Statement, filed on November 17, 2008.
(5)	Incorporated by reference to the Trust’s Registration Statement, filed on October 22, 2008.
(6)	Filed herewith.
(7)	Furnished herewith.
(8)	Previously filed or furnished as an Exhibit to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 1, 2013.

ProShares Trust II

Financial Statements as of December 31, 2012

Report of Independent Registered Public Accounting Firm

To the Shareholders of ProShares Trust II

In our opinion, the accompanying combined and individual statements of financial condition, including the schedule of investments, and the related combined and, with respect to the individual funds designated with (a), (b), (c) and (e) in the listing below, individual statements of operations, of changes in shareholders’ equity and of cash flows, present fairly, in all material respects, the combined financial position of the ProShares Trust II as of December 31, 2012 and 2011, and the individual financial positions of each of the following twenty-four funds comprising the ProShares Trust II:

ProShares Ultra DJ-UBS Commodity (a)	ProShares Short Euro (c)
ProShares Ultra Short DJ-UBS Commodity (a)	ProShares Ultra Short Euro (a)
ProShares Ultra DJ-UBS Crude Oil (a)	ProShares Ultra ProShort Euro (d)
ProShares Ultra Short DJ-UBS Crude Oil (a)	ProShares Ultra Yen (a)
ProShares Ultra DJ-UBS Natural Gas (b)	ProShares Ultra Short Yen (a)
ProShares Ultra DJ-UBS Short Natural Gas (b)	ProShares Ultra VIX Short-Term Futures ETF (b)
ProShares Ultra Gold (a)	ProShares VIX Short-Term Futures ETF (e)
ProShares Ultra Short Gold (a)	ProShares Short VIX Short-Term Futures ETF (b)
ProShares Ultra Silver (a)	ProShares VIX Mid-Term Futures ETF (e)
ProShares Ultra Short Silver (a)	ProShares Managed Futures Strategy (f)
ProShares Ultra Australian Dollar (c)	ProShares Commodity Managed Futures Strategy (f)
ProShares UltraShort Australian Dollar (c)

ProShares Ultra Euro (a)	ProShares Trust II (“combined”) (a)

(a)	A Statement of Financial Condition, including the schedule of investments, is presented as of December 31, 2012 and 2011, and the results of operations, of changes in shareholders’ equity and of cash flows are presented for each of the three years in the period ended December 31, 2012.
(b)	A Statement of Financial Condition, including the schedule of investments, is presented as of December 31, 2012 and 2011, and the results of operations , of changes in shareholders’ equity and of cash flows are presented for the year ended December 31, 2012 and for the period from April 5, 2011 (inception) through December 31, 2011.
(c)	A Statement of Financial Condition is presented as of December 31, 2012 and 2011, the schedule of investments is presented as of December 31, 2012, and the results of operations, of changes in shareholders’ equity and of cash flows are presented for the year ended December 31, 2012.
(d)	Fund has not commenced operations and only a Statement of Financial Condition is presented as of December 31, 2012.
(e)	A Statement of Financial Condition, including the schedule of investments, is presented as of December 31, 2012 and 2011, and the results of operations, of changes in shareholders’ equity and of cash flows are presented for the years ended December 31, 2012 and 2011.
(f)	Fund has not commenced operations and only a Statement of Financial Condition is presented as of December 31, 2012 and 2011.

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

See accompanying notes to financial statements

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

Fair Value of Derivative Instruments

as of December 31, 2011

Asset Derivatives					Liability Derivatives
Derivatives notaccounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$570,751		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$707,177
		ProShares UltraShort DJ-UBS Crude Oil	3,145,557	*		ProShares Ultra DJ-UBS Crude Oil	11,372,726	*
		ProShares UltraShort DJ-UBS Natural Gas	1,381,010	*		ProShares UltraShort DJ-UBS Crude Oil	253,277
		ProShares UltraShort Gold	33,443,158	*		ProShares Ultra DJ-UBS Natural Gas	825,510	*
		ProShares UltraShort Silver	45,078,871	*		ProShares Ultra Gold	80,877,940	*
						ProShares Ultra Silver	179,387,623	*
						ProShares UltraShort Silver	2,002,298
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts	ProShares Ultra Euro	6,850		Unrealized depreciation on foreign currency forward contracts	ProShares Ultra Euro	525,062
		ProShares UltraShort Euro	69,475,850			ProShares UltraShort Euro	2,044,896
		ProShares Ultra Yen	103,610			ProShares Ultra Yen	883
		ProShares UltraShort Yen	234,106			ProShares UltraShort Yen	4,598,252
VIX Futures Contracts	Receivables on open futures contracts	ProShares Ultra VIX Short-Term Futures ETF	141,600	*	Payable on open futures contracts	ProShares Ultra VIX Short-Term Futures ETF	904,390	*
		ProShares VIX Short-Term Futures ETF	295,500	*		ProShares VIX Short-Term Futures ETF	1,871,470	*
		ProShares Short VIX Short-Term Futures ETF	181,280	*		ProShares Short VIX Short-Term Futures ETF	91,100	*
		ProShares VIX Mid-Term Futures ETF	93,000	*		ProShares VIX Mid-Term Futures ETF	6,205,750	*

		Total Trust	$154,151,143	*		Total Trust	$291,668,354	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2012

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$(536,107)	$400,909
		ProShares UltraShort DJ- UBS Commodity	761,879	(422,249)
		ProShares Ultra DJ-UBS Crude Oil	(84,061,967)	66,666,756
		ProShares UltraShort DJ- UBS Crude Oil	47,564,763	(12,529,061)
		ProShares Ultra DJ-UBS Natural Gas	(2,839,309)	(2,991,440)
		ProShares UltraShort DJ- UBS Natural Gas	1,212,600	(971,875)
		ProShares Ultra Gold	(33,592,896)	65,210,642
		ProShares UltraShort Gold	(10,067,498)	(29,698,062)
		ProShares Ultra Silver	(66,426,492)	33,606,897
		ProShares UltraShort Silver	(28,114,972)	(23,728,868)
Foreign Exchange Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra Australian Dollar	265,990	(99,030)
		ProShares UltraShort Australian Dollar	(288,740)	85,590
		ProShares Ultra Euro	(398,504)	605,371
		ProShares Short Euro	(164,400)	(55,056)
		ProShares UltraShort Euro	46,946,419	(80,578,526)
		ProShares Ultra Yen	(601,937)	(597,023)
		ProShares UltraShort Yen	27,341,631	42,478,321
VIX Futures Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra VIX Short-Term Futures ETF	(509,421,864)	3,121,203
		ProShares VIX Short-Term Futures ETF	(160,953,587)	1,354,551
		ProShares Short VIX Short-Term Futures ETF	13,203,419	(1,477,355)
		ProShares VIX Mid-Term Futures ETF	(75,241,919)	4,642,340

		Total Trust	$(835,413,491)	$65,024,035

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2011

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$(2,051,498)	$(2,462,927)
		ProShares UltraShort DJ-UBS Commodity	(3,511,808)	734,901
		ProShares Ultra DJ-UBS Crude Oil	110,381,975	(22,435,130)
		ProShares UltraShort DJ-UBS Crude Oil	26,720,866	9,388,308
		ProShares Ultra DJ-UBS Natural Gas	(1,481,685)	(825,510)
		ProShares UltraShort DJ-UBS Natural Gas	1,776,461	1,381,010
		ProShares Ultra Gold	100,088,064	(89,908,507)
		ProShares UltraShort Gold	(45,179,461)	36,727,299
		ProShares Ultra Silver	(209,477,092)	(228,635,411)
		ProShares UltraShort Silver	(171,361,321)	53,606,338
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares Ultra Euro	354,369	(866,391)
		ProShares UltraShort Euro	(5,409,463)	90,625,031
		ProShares Ultra Yen	564,813	(180,776)
		ProShares UltraShort Yen	(50,029,053)	11,773,508
VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares Ultra VIX Short-Term Futures ETF	(3,524,662)	(762,790)
		ProShares VIX Short-Term Futures ETF	3,732,227	(1,575,970)
		ProShares Short VIX Short-Term Futures ETF	1,355,975	90,180
		ProShares VIX Mid-Term Futures ETF	(514,060)	(6,112,750)

		Total Trust	$(247,565,353)	$(149,439,587)

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2010

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swaps and/or forward agreements	ProShares Ultra DJ-UBS Commodity	$2,383,511	$577,782
		ProShares UltraShort DJ-UBS Commodity	(691,056)	52,455
		ProShares Ultra DJ-UBS Crude Oil	151,266,418	(26,944,472)
		ProShares UltraShort DJ-UBS Crude Oil	15,021,223	(2,449,639)
		ProShares Ultra Gold	76,437,234	14,459,027
		ProShares UltraShort Gold	(37,770,759)	(5,467,343)
		ProShares Ultra Silver	216,253,186	57,044,775
		ProShares UltraShort Silver	(89,054,103)	(13,573,564)
Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation/depreciation on foreign currency forward contracts	ProShares Ultra Euro	(602,156)	625,437
		ProShares UltraShort Euro	48,542,523	(25,149,044)
		ProShares Ultra Yen	826,717	599,316
		ProShares UltraShort Yen	(22,116,381)	(21,002,722)

		Total Trust	$360,496,357	$(21,227,992)

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

NOTE 7—FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the period ended December 31, 2012:

Ultra ProShares

For the Year Ended December 31, 2012

Per Share Operating Performance	Ultra DJ- UBS Commodity	Ultra DJ- UBS Crude Oil	Ultra DJ- UBS Natural Gas*	Ultra Gold	Ultra Silver	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2011	$25.8805	$40.8828	$101.9786	$75.9066	$43.1903	$23.8860	$36.4704
Net investment income (loss)	(0.2291)	(0.2904)	(0.5205)	(0.7680)	(0.4322)	(0.2106)	(0.2962)
Net realized and unrealized gain (loss) #	(1.2639)	(11.1983)	(62.4091)	8.6248	0.2146	0.6745	(7.9902)
Change in net asset value from operations	(1.4930)	(11.4887)	(62.9296)	7.8568	(0.2176)	0.4639	(8.2864)
Net asset value, at December 31, 2012	$24.3875	$29.3941	$39.0490	$83.7634	$42.9727	$24.3499	$28.1840
Market value per share, at December 31, 2011†	$25.64	$40.94	$101.35	$79.01	$41.65	$23.87	$36.50
Market value per share, at December 31, 2012†	$23.93	$29.32	$39.24	$85.34	$44.10	$24.32	$28.28
Total Return, at net asset value	(5.8)%	(28.1)%	(61.7)%	10.4%	(0.5)%	1.9%	(22.7)%
Total Return, at market value	(6.7)%	(28.4)%	(61.3)%	8.0%	5.9%	1.9%	(22.5)%
Ratios to Average Net Assets
Expense ratio	(0.95)%	(0.97)%	(1.21)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.91)%	(1.15)%	(0.88)%	(0.88)%	(0.90)%	(0.88)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

UltraShort ProShares

For the Period Ended December 31, 2012

Per Share Operating Performance	UltraShort DJ-UBS Commodity	UltraShort DJ-UBS Crude Oil	UltraShort DJ-UBS Natural Gas*	UltraShort Gold*	UltraShort Silver*	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2011	$56.9207	$38.8151	$23.8053	$82.7114	$76.6771	$20.3357	$40.9557
Net investment income (loss)	(0.4894)	(0.3595)	(0.3893)	(0.5901)	(0.4806)	(0.1804)	(0.3847)
Net realized and unrealized gain (loss) #	(2.3292)	1.8523	2.1191	(18.2525)	(24.8014)	(1.1381)	10.1867
Change in net asset value from operations	(2.8186)	1.4928	1.7298	(18.8426)	(25.2820)	(1.3185)	9.8020
Net asset value, at December 31, 2012	$54.1021	$40.3079	$25.5351	$63.8688	$51.3951	$19.0172	$50.7577
Market value per share, at December 31, 2011†	$56.19	$38.69	$23.96	$79.24	$79.35	$20.35	$40.95
Market value per share, at December 31, 2012†	$51.64	$40.44	$25.41	$62.60	$50.07	$19.01	$50.77
Total Return, at net asset value	(5.0)%	3.8%	7.3%	(22.8)%	(33.0)%	(6.5)%	23.9%
Total Return, at market value	(8.1)%	4.5%	6.1%	(21.0)%	(36.9)%	(6.6)%	24.0%
Ratios to Average Net Assets
Expense ratio	(0.95)%	(0.98)%	(1.39)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.91)%	(1.33)%	(0.89)%	(0.89)%	(0.89)%	(0.88)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

New Currency and VIX ProShares

For the Period Ended December 31, 2012

Per Share Operating Performance	Ultra Australian Dollar+		UltraShort Australian Dollar+		Short Euro++		Ultra VIX Short- Term Futures ETF*	VIX Short- Term Futures ETF	Short VIX Short- Term Futures ETF*	VIX Mid- Term Futures ETF
Net asset value, beginning of period	$40.0000		$40.0000		$40.0000		$741.0464	$76.3738	$25.8664	$74.1396
Net investment income (loss)	(0.1740)		(0.1633)		(0.1799)		(0.9608)	(0.2057)	(0.8380)	(0.4050)
Net realized and unrealized gain (loss)	1.6726		(2.0286)		(2.1916)		(719.9538)	(59.3806)	41.1014	(39.0343)
Change in net asset value from operations	1.4986		(2.1919)		(2.3715)		(720.9146)	(59.5863)	40.2634	(39.4393)
Net asset value, at December 31, 2012	$41.4986		$37.8081		$37.6285		$20.1318	$16.7875	$66.1298	$34.7003
Market value per share, at December 31, 2011†	$40.00		$40.00		$40.00		$729.60	$75.74	$26.14	$74.13
Market value per share, at December 31, 2012†	$41.45		$37.74		$37.64		$20.90	$17.01	$65.45	$34.22
Total Return, at net asset value	3.7	%^	(5.5	)%^	(5.9	)%^	(97.3)%	(78.0)%	155.7%	(53.2)%
Total Return, at market value	3.6	%^	(5.7	)%^	(5.9	)%^	(97.1)%	(77.5)%	150.4%	(53.8)%
Ratios to Average Net Assets
Expense ratio	(1.00	)%**	(1.00	)%**	(0.96	)%**	(1.77)%	(0.85)%	(1.63)%	(0.85)%
Expense ratio, excluding brokerage commissions	(0.95	)%**	(0.95	)%**	(0.95	)%**	(0.95)%	(0.85)%	(0.95)%	(0.85)%
Net investment income (loss)	(0.92	)%**	(0.92	)%**	(0.89	)%**	(1.73)%	(0.79)%	(1.56)%	(0.80)%

+	From commencement of operations, July 17, 2012, through December 31, 2012.
++	From commencement of operations, June 26, 2012, through December 31, 2012.
*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2012.

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

**	Percentages are annualized.

VIX ProShares

For the Period Ended December 31, 2011

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF*+		VIX Short- Term Futures ETF++		Short VIX Short- Term Futures ETF*+		VIX Mid- Term Futures ETF++
Net asset value, beginning of period	$2400.0000		$80.0000		$20.0000		$80.0000
Net investment income (loss)	(3.5690)		(0.5192)		(0.0699)		(0.5950)
Net realized and unrealized gain (loss)#	(1655.3846)		(3.1070)		5.9363		(5.2654)
Change in net asset value from operations	(1658.9536)		(3.6262)		5.8664		(5.8604)
Net asset value, at December 31, 2011	$741.0464		$76.3738		$25.8664		$74.1396
Market value per share, at December 31, 2010†	$2400.00		$80.00		$20.00		$80.00
Market value per share, at December 31, 2011†	$729.60		$75.74		$26.14		$74.13
Total Return, at net asset value	(69.1	)%^	(4.5	)%^	29.3	%^	(7.3	)%^
Total Return, at market value	(69.6	)%^	(5.3	)%^	30.7	%^	(7.3	)%^
Ratios to Average Net Assets
Expense ratio	(1.41	)%**	(0.85	)%**	(1.19	)%**	(0.85	)%**
Expense ratio, excluding brokerage commissions	(0.95	)%**	(0.85	)%**	(0.95	)%**	(0.85	)%**
Net investment income (loss)	(1.41	)%**	(0.81	)%**	(1.19	)%**	(0.82	)%**

*	See Note 1 of these Notes to Financial Statements.
+	From commencement of operations, October 3, 2011, through December 31, 2011.
++	From commencement of operations, January 3, 2011, through December 31, 2011.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2011.

The returns for a share outstanding for 2011 are calculated based on the initial offering price upon commencement of investment operations of $40.0000 for ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF and $80.0000 for ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF.

**	Percentages are annualized.

Selected data for a Share outstanding throughout the year ended December 31, 2010:

Ultra ProShares

For the Year Ended December 31, 2010

Per Share Operating Performance	Ultra DJ-UBS Commodity	Ultra DJ- UBS Crude Oil*	Ultra Gold	Ultra Silver*	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2009	$28.2051	$50.4982	$44.0778	$28.5129	$30.1257	$26.1393
Net investment income (loss)	(0.2066)	(0.3581)	(0.4407)	(0.3070)	(0.2022)	(0.2376)
Net realized and unrealized gain (loss)#	8.3738	(0.1384)	25.5792	49.9372	(4.1591)	7.5901
Change in net asset value from operations	8.1672	(0.4965)	25.1385	49.6302	(4.3613)	7.3525
Net asset value, at December 31, 2010	$36.3723	$50.0017	$69.2163	$78.1431	$25.7644	$33.4918
Market value per share, at December 31, 2009†	$28.43	$50.72	$44.68	$28.08	$30.17	$26.58
Market value per share, at December 31, 2010†	$36.27	$49.98	$70.72	$79.30	$25.86	$33.29
Total Return, at net asset value^	29.0%	(1.0)%	57.0%	174.1%	(14.5)%	28.1%
Total Return, at market value^	27.6%	(1.5)%	58.3%	182.4%	(14.3)%	25.2%
Ratios to Average Net Assets**
Expense ratio	(0.95)%	(0.99)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.78)%	(0.86)%	(0.81)%	(0.81)%	(0.81)%	(0.81)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

UltraShort ProShares

For the Year Ended December 31, 2010

Per Share Operating Performance	UltraShort DJ-UBS Commodity*	UltraShort DJ-UBS Crude Oil*	UltraShort Gold*	UltraShort Silver*	UltraShort Euro	UltraShort Yen*
Net asset value, at December 31, 2009	$73.1052	$68.4432	$209.6205	$941.8415	$18.6755	$64.2739
Net investment income (loss)	(0.6245)	(0.5639)	(1.2511)	(3.9725)	(0.1694)	(0.4349)
Net realized and unrealized gain (loss)#	(24.4831)	(17.0277)	(94.8871)	(738.4056)	1.7867	(16.8158)
Change in net asset value from operations	(25.1076)	(17.5916)	(96.1382)	(742.3781)	1.6173	(17.2507)
Net asset value, at December 31, 2010	$47.9976	$50.8516	$113.4823	$199.4634	$20.2928	$47.0232
Market value per share, at December 31, 2009†	$73.25	$68.25	$207.00	$958.00	$18.70	$63.90
Market value per share, at December 31, 2010†	$48.30	$50.85	$111.20	$196.40	$20.31	$47.01
Total Return, at net asset value	(34.3)%	(25.7)%	(45.9)%	(78.8)%	8.7%	(26.8)%
Total Return, at market value	(34.1)%	(25.5)%	(46.3)%	(79.5)%	8.6%	(26.4)%
Ratios to Average Net Assets
Expense ratio	(0.95)%	(1.01)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.82)%	(0.88)%	(0.81)%	(0.81)%	(0.79)%	(0.80)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

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
Date: July 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Louis Mayberg
By: Louis Mayberg
Principal Executive Officer
Date: July 15, 2013

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer
Date: July 15, 2013