Form 10-Q
period 2013-06-30
ProShares Trust II
filed 2013-08-09
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013.

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

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013
	(unaudited)	December 31, 2012
Assets
Cash	$352,309	$296,119
Short-term U.S. government and agency obligations (Note 3) (cost $3,191,584 and $2,803,598, respectively)	3,191,531	2,803,904
Unrealized appreciation on swap agreements	412,248	148,502

Total assets	3,956,088	3,248,525

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,867	2,560

Total liabilities	2,867	2,560

Shareholders’ equity
Shareholders’ equity	3,953,221	3,245,965

Total liabilities and shareholders’ equity	$3,956,088	$3,248,525

Shares outstanding	59,997	59,997

Net asset value per share	$65.89	$54.10

Market value per share (Note 2)	$64.97	$51.64

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(81% of shareholders’ equity)
U.S. Treasury Bills:
0.038% due 08/29/13†	$349,000	$348,989
0.051% due 10/03/13†	2,420,000	2,419,621
0.050% due 10/31/13	423,000	422,921

Total short-term U.S. government and agency obligations (cost $3,191,584)		$3,191,531

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Dow Jones-UBS Commodity Index	07/08/13	$(2,097,156)	$115,736
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	07/08/13	(4,702,593)	249,202
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	07/08/13	(1,097,705)	47,310

			$412,248

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of June 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$510	$978	$1,235	$1,659

Expenses
Management fee	8,450	15,812	16,035	35,996

Total expenses	8,450	15,812	16,035	35,996

Net investment income (loss)	(7,940)	(14,834)	(14,800)	(34,337)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	150,169	1,440,617	458,667	1,514,927
Short-term U.S. government and agency obligations	—	62	2	62

Net realized gain (loss)	150,169	1,440,679	458,669	1,514,989

Change in net unrealized appreciation/depreciation on
Swap agreements	505,167	(529,837)	263,746	(890,925)
Short-term U.S. government and agency obligations	(172)	(47)	(359)	306

Change in net unrealized appreciation/depreciation	504,995	(529,884)	263,387	(890,619)

Net realized and unrealized gain (loss)	655,164	910,795	722,056	624,370

Net income (loss)	$647,224	$895,961	$707,256	$590,033

Net income (loss) per weighted-average share	$10.79	$7.99	$11.79	$4.34

Weighted-average shares outstanding	59,997	112,195	59,997	136,096

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$3,245,965

Net investment income (loss)	(14,800)
Net realized gain (loss)	458,669
Change in net unrealized appreciation/depreciation	263,387

Net income (loss)	707,256

Shareholders’ equity, at June 30, 2013	$3,953,221

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Cash flow from operating activities
Net income (loss)	$707,256	$590,033
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(387,986)	4,855,078
Change in unrealized appreciation/depreciation on investments	(263,387)	890,619
Increase (Decrease) in management fee payable	307	(2,403)

Net cash provided by (used in) operating activities	56,190	6,333,327

Cash flow from financing activities
Payment on shares redeemed	—	(6,153,644)

Net cash provided by (used in) financing activities	—	(6,153,644)

Net increase (decrease) in cash	56,190	179,683
Cash, beginning of period	296,119	9,060

Cash, end of period	$352,309	$188,743

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013
	(unaudited)	December 31, 2012
Assets
Cash	$1,750,237	$658,676
Segregated cash balances with brokers for futures contracts	8,927,380	4,401,374
Short-term U.S. government and agency obligations (Note 3) (cost $231,326,272 and $87,042,320, respectively)	231,327,320	87,046,389
Receivable from capital shares sold	9,087,156	4,031,477
Receivable on open futures contracts	948,600	—
Unrealized appreciation on swap agreements	433,149	—

Total assets	252,473,842	96,137,916

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	979,336
Management fee payable	194,556	70,254
Unrealized depreciation on swap agreements	813,170	5,607,060

Total liabilities	1,007,726	6,656,650

Shareholders’ equity
Shareholders’ equity	251,466,116	89,481,266

Total liabilities and shareholders’ equity	$252,473,842	$96,137,916

Shares outstanding	6,919,944	2,219,944

Net asset value per share	$36.34	$40.31

Market value per share (Note 2)	$36.45	$40.44

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(92% of shareholders’ equity)
U.S. Treasury Bills:
0.055% due 07/25/13†	$59,351,000	$59,350,209
0.037% due 08/29/13†	99,439,000	99,435,740
0.043% due 10/03/13†	63,731,000	63,721,015
0.047% due 10/31/13	8,822,000	8,820,356

Total short-term U.S. government and agency obligations (cost $231,326,272)		$231,327,320

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires September 2013	2,108	$203,295,520	$(878,497)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	07/08/13	$(41,002,905)	$(617,121)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS WTI Crude Oil Sub-Index	07/08/13	(131,067,619)	(196,049)
Swap agreement with Societe Generale S.A. based on Dow Jones-UBS WTI Crude Oil Sub-Index	07/08/13	(44,714,076)	279,982
Swap agreement with UBS AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	07/08/13	(82,852,782)	153,167

			$(380,021)

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $8,927,380 was pledged to cover margin requirements for open futures contracts as of June 30, 2013.
^	The positions and counterparties herein are as of June 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$23,201	$20,652	$48,510	$30,777

Expenses
Management fee	442,975	278,920	782,559	619,066
Brokerage commissions	18,494	10,438	25,529	16,342

Total expenses	461,469	289,358	808,088	635,408

Net investment income (loss)	(438,268)	(268,706)	(759,578)	(604,631)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	5,255,578	20,779,796	(3,232,391)	20,649,559
Swap agreements	(4,229,924)	33,552,184	(1,867,113)	29,850,810
Short-term U.S. government and agency obligations	8,970	2,561	8,299	1,770

Net realized gain (loss)	1,034,624	54,334,541	(5,091,205)	50,502,139

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,110,021)	(2,293,420)	3,151,224	(3,341,590)
Swap agreements	10,988,393	(2,396,079)	5,227,039	(2,249,599)
Short-term U.S. government and agency obligations	(2,083)	(1,708)	(3,021)	5,321

Change in net unrealized appreciation/depreciation	9,876,289	(4,691,207)	8,375,242	(5,585,868)

Net realized and unrealized gain (loss)	10,910,913	49,643,334	3,284,037	44,916,271

Net income (loss)	$10,472,645	$49,374,628	$2,524,459	$44,311,640

Net income (loss) per weighted-average share	$2.13	$16.64	$0.58	$12.57

Weighted-average shares outstanding	4,923,241	2,967,197	4,354,474	3,524,614

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$89,481,266

Addition of 9,450,000 shares	347,128,588
Redemption of 4,750,000 shares	(187,668,197)

Net addition (redemption) of 4,700,000 shares	159,460,391

Net investment income (loss)	(759,578)
Net realized gain (loss)	(5,091,205)
Change in net unrealized appreciation/depreciation	8,375,242

Net income (loss)	2,524,459

Shareholders’ equity, at June 30, 2013	$251,466,116

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$2,524,459	$44,311,640
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(4,526,006)	3,781,688
Net sale (purchase) of short-term U.S. government and agency obligations	(144,283,952)	63,699,600
Change in unrealized appreciation/depreciation on investments	(5,224,018)	2,244,278
Decrease (Increase) in receivable on futures contracts	(948,600)	576,597
Increase (Decrease) in management fee payable	124,302	(43,617)
Increase (Decrease) in payable on futures contracts	(979,336)	6,561,280

Net cash provided by (used in) operating activities	(153,313,151)	121,131,466

Cash flow from financing activities
Proceeds from addition of shares	342,072,909	122,243,525
Payment on shares redeemed	(187,668,197)	(243,505,299)

Net cash provided by (used in) financing activities	154,404,712	(121,261,774)

Net increase (decrease) in cash	1,091,561	(130,308)
Cash, beginning of period	658,676	265,258

Cash, end of period	$1,750,237	$134,950

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$509,709	$310,060
Segregated cash balances with brokers for futures contracts	2,772,000	1,795,030
Short-term U.S. government and agency obligations (Note 3) (cost $16,504,279 and $10,042,198, respectively)	16,503,821	10,042,731
Receivable on open futures contracts	156,328	632,777

Total assets	19,941,858	12,780,598

Liabilities and shareholders’ equity
Liabilities
Management fee payable	17,321	12,258

Total liabilities	17,321	12,258

Shareholders’ equity
Shareholders’ equity	19,924,537	12,768,340

Total liabilities and shareholders’ equity	$19,941,858	$12,780,598

Shares outstanding (Note 1)	224,952	125,008

Net asset value per share (Note 1)	$88.57	$102.14

Market value per share (Note 1) (Note 2)	$88.00	$101.64

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills:
0.063% due 07/25/13	$4,447,000	$4,446,941
0.036% due 08/29/13	310,000	309,990
0.026% due 10/03/13	2,703,000	2,702,576
0.044% due 10/31/13	9,046,000	9,044,314

Total short-term U.S. government and agency obligations (cost $16,504,279)		$16,503,821

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires September 2013	1,120	$39,860,800	$2,329,474

††	Cash collateral in the amount of $2,772,000 was pledged to cover margin requirements for open futures contracts as of June 30, 2013.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$3,549	$2,166	$5,950	$3,029

Expenses
Management fee	61,051	—	97,194	24,973
Brokerage commissions	17,088	27,710	26,912	41,476
Offering costs	—	39,029	—	45,648
Limitation by Sponsor	—	(48)	—	—

Total expenses	78,139	66,691	124,106	112,097

Net investment income (loss)	(74,590)	(64,525)	(118,156)	(109,068)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(834,719)	1,866,063	(2,608,140)	6,303,174
Short-term U.S. government and agency obligations	1,105	9	1,001	(158)

Net realized gain (loss)	(833,614)	1,866,072	(2,607,139)	6,303,016

Change in net unrealized appreciation/depreciation on
Futures contracts	5,826,227	(11,132,490)	1,920,339	(5,201,530)
Short-term U.S. government and agency obligations	(767)	76	(991)	464

Change in net unrealized appreciation/depreciation	5,825,460	(11,132,414)	1,919,348	(5,201,066)

Net realized and unrealized gain (loss)	4,991,846	(9,266,342)	(687,791)	1,101,950

Net income (loss)	$4,917,256	$(9,330,867)	$(805,947)	$992,882

Net income (loss) per weighted-average share (Note 1)	$13.27	$(99.01)	$(2.98)	$10.07

Weighted-average shares outstanding (Note 1)	370,605	94,238	270,791	98,634

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$12,768,340

Addition of 337,500 shares (Note 1)	26,309,258
Redemption of 237,556 shares (Note 1)	(18,347,114)

Net addition (redemption) of 99,944 shares (Note 1)	7,962,144

Net investment income (loss)	(118,156)
Net realized gain (loss)	(2,607,139)
Change in net unrealized appreciation/depreciation	1,919,348

Net income (loss)	(805,947)

Shareholders’ equity, at June 30, 2013	$19,924,537

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$(805,947)	$992,882
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(976,970)	(1,160,325)
Net sale (purchase) of short-term U.S. government and agency obligations	(6,462,081)	(8,863,227)
Change in unrealized appreciation/depreciation on investments	991	(464)
Decrease (Increase) in receivable on futures contracts	476,449	123,128
Decrease (Increase) in Limitation by Sponsor	—	(13,430)
Change in offering cost	—	1,879
Increase (Decrease) in management fee payable	5,063	(5,069)
Increase (Decrease) in payable on futures contracts	—	758,773
Increase (Decrease) in payable for offering costs	—	43,768

Net cash provided by (used in) operating activities	(7,762,495)	(8,122,085)

Cash flow from financing activities
Proceeds from addition of shares	26,309,258	25,809,015
Payment on shares redeemed	(18,347,114)	(20,300,520)

Net cash provided by (used in) financing activities	7,962,144	5,508,495

Net increase (decrease) in cash	199,649	(2,613,590)
Cash, beginning of period	310,060	2,969,266

Cash, end of period	$509,709	$355,676

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$271,918	$175,194
Segregated cash balances with brokers for futures contracts	17,600	14,850
Short-term U.S. government and agency obligations (Note 3) (cost $135,974,504 and $88,573,928, respectively)	135,973,947	88,575,398
Unrealized appreciation on forward agreements	51,785,690	3,729,856

Total assets	188,049,155	92,495,298

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	17,112,476	—
Payable on open futures contracts	2,420	3,980
Management fee payable	131,262	74,576

Total liabilities	17,246,158	78,556

Shareholders’ equity
Shareholders’ equity	170,802,997	92,416,742

Total liabilities and shareholders’ equity	$188,049,155	$92,495,298

Shares outstanding	1,496,978	1,446,978

Net asset value per share	$114.10	$63.87

Market value per share (Note 2)	$106.50	$62.60

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(80% of shareholders’ equity)
U.S. Treasury Bills:
0.052% due 07/25/13†	$20,918,000	$20,917,721
0.038% due 08/29/13†	31,554,000	31,552,966
0.050% due 10/03/13†	61,476,000	61,466,368
0.050% due 10/31/13†	22,041,000	22,036,892

Total short-term U.S. government and agency obligations (cost $135,974,504)		$135,973,947

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires August 2013	2	$244,740	$41,240

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	07/08/13	$(160,500)	$(191,319,210)	$30,994,698
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	07/08/13	(47,698)	(56,856,970)	7,224,251
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	07/08/13	(40,400)	(48,157,608)	7,403,722
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	07/08/13	(37,750)	(44,998,755)	6,163,019

				$51,785,690

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $17,600 was pledged to cover margin requirements for open futures contracts as of June 30, 2013.
^	The positions and counterparties herein are as of June 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$19,551	$24,236	$35,308	$31,155

Expenses
Management fee	368,796	327,032	595,254	676,801
Brokerage commissions	8	8	24	25

Total expenses	368,804	327,040	595,278	676,826

Net investment income (loss)	(349,253)	(302,804)	(559,970)	(645,671)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	32,000	21,860	65,420	39,700
Forward agreements	20,826,050	3,236,377	33,676,097	1,672,552
Short-term U.S. government and agency obligations	1,604	819	1,205	843

Net realized gain (loss)	20,859,654	3,259,056	33,742,722	1,713,095

Change in net unrealized appreciation/depreciation on
Futures contracts	42,650	(7,820)	26,000	(45,520)
Forward agreements	55,031,972	4,392,520	48,055,834	(28,637,853)
Short-term U.S. government and agency obligations	(2,827)	(184)	(2,027)	6,524

Change in net unrealized appreciation/depreciation	55,071,795	4,384,516	48,079,807	(28,676,849)

Net realized and unrealized gain (loss)	75,931,449	7,643,572	81,822,529	(26,963,754)

Net income (loss)	$75,582,196	$7,340,768	$81,262,559	$(27,609,425)

Net income (loss) per weighted-average share (Note 1)	$40.80	$3.76	$48.81	$(13.30)

Weighted-average shares outstanding (Note 1)	1,852,472	1,949,948	1,664,933	2,076,527

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$92,416,742

Addition of 1,200,000 shares	98,059,279
Redemption of shares 1,150,000	(100,935,583)

Net addition (redemption) of 50,000 shares	(2,876,304)

Net investment income (loss)	(559,970)
Net realized gain (loss)	33,742,722
Change in net unrealized appreciation/depreciation	48,079,807

Net income (loss)	81,262,559

Shareholders’ equity, at June 30, 2013	$170,802,997

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$81,262,559	$(27,609,425)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,750)	(455)
Net sale (purchase) of short-term U.S. government and agency obligations	(47,400,576)	40,220,663
Change in unrealized appreciation/depreciation on investments	(48,053,807)	28,631,329
Increase (Decrease) in management fee payable	56,686	(21,970)
Increase (Decrease) in payable on futures contracts	(1,560)	10,760

Net cash provided by (used in) operating activities	(14,139,448)	41,230,902

Cash flow from financing activities
Proceeds from addition of shares	98,059,279	—
Payment on shares redeemed	(83,823,107)	(41,312,555)

Net cash provided by (used in) financing activities	14,236,172	(41,312,555)

Net increase (decrease) in cash	96,724	(81,653)
Cash, beginning of period	175,194	330,841

Cash, end of period	$271,918	$249,188

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$235,913	$344,378
Segregated cash balances with brokers for futures contracts	24,750	24,200
Short-term U.S. government and agency obligations (Note 3) (cost $81,897,311 and $86,199,868, respectively)	81,895,916	86,206,701
Unrealized appreciation on forward agreements	41,146,185	19,307,685

Total assets	123,302,764	105,882,964

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	39,319,300	5,138,116
Payable on open futures contracts	9,170	2,520
Management fee payable	87,547	85,625

Total liabilities	39,416,017	5,226,261

Shareholders’ equity
Shareholders’ equity	83,886,747	100,656,703

Total liabilities and shareholders’ equity	$123,302,764	$105,882,964

Shares outstanding	758,489	1,958,489

Net asset value per share	$110.60	$51.40

Market value per share (Note 2)	$101.27	$50.07

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(98% of shareholders’ equity)
U.S. Treasury Bills:
0.065% due 07/25/13	$10,550,000	$10,549,859
0.036% due 08/29/13†	15,197,000	15,196,502
0.046% due 10/03/13†	34,386,000	34,380,613
0.044% due 10/31/13	21,773,000	21,768,942

Total short-term U.S. government and agency obligations (cost $81,897,311)		$81,895,916

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires September 2013	2	$194,700	$23,400

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	07/08/13	$(6,443,000)	$(121,534,953)	$26,789,324
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	07/08/13	(417,500)	(7,875,344)	4,141,484
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	07/08/13	(1,728,000)	(32,595,437)	6,806,911
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	07/08/13	(298,000)	(5,621,204)	3,408,466

				$41,146,185

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $24,750 was pledged to cover margin requirements for open futures contracts as of June 30, 2013.
^	The positions and counterparties herein are as of June 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$16,691	$29,103	$39,046	$44,427

Expenses
Management fee	290,088	400,447	540,615	903,594
Brokerage commissions	16	17	24	25

Total expenses	290,104	400,464	540,639	903,619

Net investment income (loss)	(273,413)	(371,361)	(501,593)	(859,192)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	93,800	51,500	125,740	53,400
Forward agreements	51,521,527	39,011,375	80,694,099	3,325,061
Short-term U.S. government and agency obligations	1,956	1,632	3,097	(42)

Net realized gain (loss)	51,617,283	39,064,507	80,822,936	3,378,419

Change in net unrealized appreciation/depreciation on
Futures contracts	(4,120)	(1,780)	(16,620)	(48,820)
Forward agreements	40,890,897	13,286,817	21,838,500	(21,008,895)
Short-term U.S. government and agency obligations	(4,874)	(1,835)	(8,228)	8,972

Change in net unrealized appreciation/depreciation	40,881,903	13,283,202	21,813,652	(21,048,743)

Net realized and unrealized gain (loss)	92,499,186	52,347,709	102,636,588	(17,670,324)

Net income (loss)	$92,225,773	$51,976,348	$102,134,995	$(18,529,516)

Net income (loss) per weighted-average share (Note 1)	$57.16	$18.62	$54.51	$(5.52)

Weighted-average shares outstanding (Note 1)	1,613,434	2,791,342	1,873,682	3,355,273

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$100,656,703

Addition of 1,500,000 shares	95,085,247
Redemption of 2,700,000 shares	(213,990,198)

Net addition (redemption) of (1,200,000) shares	(118,904,951)

Net investment income (loss)	(501,593)
Net realized gain (loss)	80,822,936
Change in net unrealized appreciation/depreciation	21,813,652

Net income (loss)	102,134,995

Shareholders’ equity, at June 30, 2013	$83,886,747

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$102,134,995	$(18,529,516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(550)	5,340
Net sale (purchase) of short-term U.S. government and agency obligations	4,302,557	76,411,626
Change in unrealized appreciation/depreciation on investments	(21,830,272)	20,999,923
Increase (Decrease) in management fee payable	1,922	(62,866)
Increase (Decrease) in payable on futures contracts	6,650	13,210

Net cash provided by (used in) operating activities	84,615,302	78,837,717

Cash flow from financing activities
Proceeds from addition of shares	95,085,247	236,731,671
Payment on shares redeemed	(179,809,014)	(315,660,119)

Net cash provided by (used in) financing activities	(84,723,767)	(78,928,448)

Net increase (decrease) in cash	(108,465)	(90,731)
Cash, beginning of period	344,378	648,166

Cash, end of period	$235,913	$557,435

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$447,495	$302,359
Segregated cash balances with brokers for futures contracts	56,925	63,250
Short-term U.S. government and agency obligations (Note 3) (cost $3,316,853 and $3,409,716, respectively)	3,316,934	3,409,904
Receivable on open futures contracts	8,338	6,612
Receivable from Sponsor	30,376	—
Offering costs (Note 5)	—	19,770
Limitation by Sponsor	—	2,145

Total assets	3,860,068	3,804,040

Liabilities and shareholders’ equity
Liabilities
Management fee payable	493	—
Payable for offering costs	66,741	41,000

Total liabilities	67,234	41,000

Shareholders’ equity
Shareholders’ equity	3,792,834	3,763,040

Total liabilities and shareholders’ equity	$3,860,068	$3,804,040

Shares outstanding	100,005	100,005

Net asset value per share	$37.93	$37.63

Market value per share (Note 2)	$38.01	$37.64

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(87% of shareholders’ equity)
U.S. Treasury Bills:
0.060% due 07/25/13	$3,163,000	$3,162,958
0.050% due 10/03/13	154,000	153,976

Total short-term U.S. government and agency obligations (cost $3,316,853)		$3,316,934

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures - CME, expires September 2013	23	$3,744,113	$67,613

††	Cash collateral in the amount of $56,925 was pledged to cover margin requirements for open futures contracts as of June 30, 2013.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$511	$—	$1,025	$—

Expenses
Management fee	493	—	493	—
Brokerage commissions	114	63	230	63
Offering costs	35,401	562	45,511	562
Limitation by Sponsor	(26,925)	(148)	(28,232)	(148)

Total expenses	9,083	477	18,002	477

Net investment income (loss)	(8,572)	(477)	(16,977)	(477)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(67,938)	(2,000)	(75,938)	(2,000)
Short-term U.S. government and agency obligations	5	—	147	—

Net realized gain (loss)	(67,933)	(2,000)	(75,791)	(2,000)

Change in net unrealized appreciation/depreciation on
Futures contracts	5,900	(50,313)	122,669	(50,313)
Short-term U.S. government and agency obligations	53	—	(107)	—

Change in net unrealized appreciation/depreciation	5,953	(50,313)	122,562	(50,313)

Net realized and unrealized gain (loss)	(61,980)	(52,313)	46,771	(52,313)

Net income (loss)	$(70,552)	$(52,790)	$29,794	$(52,790)

Net income (loss) per weighted-average share	$(0.71)	$(0.66)	$0.30	$(0.66)

Weighted-average shares outstanding	100,005	80,005	100,005	80,005

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$3,763,040

Net investment income (loss)	(16,977)
Net realized gain (loss)	(75,791)
Change in net unrealized appreciation/depreciation	122,562

Net income (loss)	29,794

Shareholders’ equity, at June 30, 2013	$3,792,834

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$29,794	$(52,790)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	6,325	(101,875)
Net sale (purchase) of short-term U.S. government and agency obligations	92,863	—
Change in unrealized appreciation/depreciation on investments	107	—
Decrease (Increase) in receivable on futures contracts	(1,726)	—
Decrease (Increase) in receivable from Sponsor	(30,376)	—
Decrease (Increase) in Limitation by Sponsor	2,145	(148)
Change in offering cost	19,770	(40,438)
Increase (Decrease) in management fee payable	493	—
Increase (Decrease) in payable on futures contracts	—	53,765
Increase (Decrease) in payable for offering costs	25,741	41,000

Net cash provided by (used in) operating activities	145,136	(100,486)

Cash flow from financing activities
Proceeds from addition of shares	—	4,000,000

Net cash provided by (used in) financing activities	—	4,000,000

Net increase (decrease) in cash	145,136	3,899,514
Cash, beginning of period	302,359	200

Cash, end of period	$447,495	$3,899,714

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$2,103,377	$361,157
Segregated cash balances with brokers for futures contracts	1,030,656	144,540
Short-term U.S. government and agency obligations (Note 3) (cost $19,591,538 and $3,302,725, respectively)	19,591,494	3,302,907
Receivable on open futures contracts	533,851	—
Offering costs (Note 5)	2,926	22,129
Limitation by Sponsor	10,293	2,216

Total assets	23,272,597	3,832,949

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	10,950
Payable for offering costs	66,741	41,000

Total liabilities	66,741	51,950

Shareholders’ equity
Shareholders’ equity	23,205,856	3,780,999

Total liabilities and shareholders’ equity	$23,272,597	$3,832,949

Shares outstanding	500,005	100,005

Net asset value per share	$46.41	$37.81

Market value per share (Note 2)	$46.54	$37.74

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(84% of shareholders’ equity)
U.S. Treasury Bills:
0.060% due 07/25/13	$2,943,000	$2,942,961
0.032% due 08/29/13	9,216,000	9,215,698
0.044% due 10/03/13	7,434,000	7,432,835

Total short-term U.S. government and agency obligations (cost $19,591,538)		$19,591,494

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires September 2013	512	$46,627,840	$1,398,641

††	Cash collateral in the amount of $1,030,656 was pledged to cover margin requirements for open futures contracts as of June 30, 2013.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR*

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

	Three months ended June 30, 2013	Six months ended June 30, 2013
Investment Income
Interest	$1,111	$1,609

Expenses
Brokerage commissions	3,381	3,779
Offering costs	34,834	44,944
Limitation by Sponsor	(6,735)	(8,076)

Total expenses	31,480	40,647

Net investment income (loss)	(30,369)	(39,038)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,793,067	1,905,097
Short-term U.S. government and agency obligations	26	161

Net realized gain (loss)	1,793,093	1,905,258

Change in net unrealized appreciation/depreciation on
Futures contracts	1,508,211	1,313,051
Short-term U.S. government and agency obligations	(67)	(226)

Change in net unrealized appreciation/depreciation	1,508,144	1,312,825

Net realized and unrealized gain (loss)	3,301,237	3,218,083

Net income (loss)	$3,270,868	$3,179,045

Net income (loss) per weighted-average share	$11.63	$16.63

Weighted-average shares outstanding	281,324	191,165

*	Since the Fund commenced investment operations on July 17, 2012, the Statements of Operations for the three and six months ended June 30, 2012 are not available.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$3,780,999

Addition of 400,000 shares	16,245,812

Net investment income (loss)	(39,038)
Net realized gain (loss)	1,905,258
Change in net unrealized appreciation/depreciation	1,312,825

Net income (loss)	3,179,045

Shareholders’ equity, at June 30, 2013	$23,205,856

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR*

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$3,179,045
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(886,116)
Net sale (purchase) of short-term U.S. government and agency obligations	(16,288,813)
Change in unrealized appreciation/depreciation on investments	226
Decrease (Increase) in receivable on futures contracts	(533,851)
Decrease (Increase) in Limitation by Sponsor	(8,077)
Change in offering cost	19,203
Increase (Decrease) in payable on futures contracts	(10,950)
Increase (Decrease) in payable for offering costs	25,741

Net cash provided by (used in) operating activities	(14,503,592)

Cash flow from financing activities
Proceeds from addition of shares	16,245,812
Net cash provided by (used in) financing activities	16,245,812

Net increase (decrease) in cash	1,742,220
Cash, beginning of period	361,157

Cash, end of period	$2,103,377

*	Since the Fund commenced investment operations on July 17, 2012, the Statement of Cash Flows for the six months ended June 30, 2012 is not available.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$259,242	$276,372
Short-term U.S. government and agency obligations (Note 3) (cost $519,068,669 and $553,417,216, respectively)	519,058,420	553,430,562
Unrealized appreciation on foreign currency forward contracts	6,401,815	251,047

Total assets	525,719,477	553,957,981

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	14,439,668	13,282,209
Management fee payable	395,914	499,127
Unrealized depreciation on foreign currency forward contracts	1,655,091	13,398,619

Total liabilities	16,490,673	27,179,955

Shareholders’ equity
Shareholders’ equity	509,228,804	526,778,026

Total liabilities and shareholders’ equity	$525,719,477	$553,957,981

Shares outstanding	26,400,014	27,700,014

Net asset value per share	$19.29	$19.02

Market value per share (Note 2)	$19.29	$19.01

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(102% of shareholders’ equity)
U.S. Treasury Bills:
0.010% due 07/25/13†	$228,409,000	$228,405,955
0.038% due 08/29/13†	19,350,000	19,349,366
0.049% due 10/03/13†	22,750,000	22,746,436
0.045% due 10/31/13	248,603,000	248,556,663

Total short-term U.S. government and agency obligations (cost $519,068,669)		$519,058,420

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	07/12/13	44,814,400	$58,332,335	$(783,826)
Euro with UBS AG	07/12/13	34,423,300	44,806,836	(871,265)

				$(1,655,091)

Contracts to Sell
Euro with Goldman Sachs International	07/12/13	(422,574,325)	$(550,040,774)	$3,121,033
Euro with UBS AG	07/12/13	(439,602,400)	(572,205,246)	3,280,782

				$6,401,815

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$52,873	$151,290	$140,103	$199,019

Expenses
Management fee	1,203,991	2,092,889	2,384,334	4,293,156

Total expenses	1,203,991	2,092,889	2,384,334	4,293,156

Net investment income (loss)	(1,151,118)	(1,941,599)	(2,244,231)	(4,094,137)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(8,147,050)	82,141,512	(11,096,730)	120,954,100
Short-term U.S. government and agency obligations	4,812	1,301	4,419	(435)

Net realized gain (loss)	(8,142,238)	82,142,813	(11,092,311)	120,953,665

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(8,918,725)	8,466,287	17,894,296	(90,022,265)
Short-term U.S. government and agency obligations	(22,855)	11,912	(23,595)	49,354

Change in net unrealized appreciation/depreciation	(8,941,580)	8,478,199	17,870,701	(89,972,911)

Net realized and unrealized gain (loss)	(17,083,818)	90,621,012	6,778,390	30,980,754

Net income (loss)	$(18,234,936)	$88,679,413	$4,534,159	$26,886,617

Net income (loss) per weighted-average share	$(0.69)	$2.04	$0.17	$0.59

Weighted-average shares outstanding	26,443,421	43,416,498	26,524,876	45,267,871

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$526,778,026

Addition of 4,850,000 shares	93,103,875
Redemption of 6,150,000 shares	(115,187,256)

Net addition (redemption) of (1,300,000) shares	(22,083,381)

Net investment income (loss)	(2,244,231)
Net realized gain (loss)	(11,092,311)
Change in net unrealized appreciation/depreciation	17,870,701

Net income (loss)	4,534,159

Shareholders’ equity, at June 30, 2013	$509,228,804

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$4,534,159	$26,886,617
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	34,348,547	110,248,380
Change in unrealized appreciation/depreciation on investments	(17,870,701)	89,972,911
Increase (Decrease) in management fee payable	(103,213)	(157,836)

Net cash provided by (used in) operating activities	20,908,792	226,950,072

Cash flow from financing activities
Proceeds from addition of shares	93,103,875	214,033,529
Payment on shares redeemed	(114,029,797)	(440,635,501)

Net cash provided by (used in) financing activities	(20,925,922)	(226,601,972)

Net increase (decrease) in cash	(17,130)	348,100
Cash, beginning of period	276,372	102,088

Cash, end of period	$259,242	$450,188

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$544,997	$363,826
Short-term U.S. government and agency obligations (Note 3) (cost $542,421,891 and $362,731,936, respectively)	542,423,314	362,743,231
Unrealized appreciation on foreign currency forward contracts	2,828,827	38,346,817
Receivable from capital shares sold	—	7,613,633

Total assets	545,797,138	409,067,507

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	12,821,996	—
Management fee payable	385,045	271,235
Unrealized depreciation on foreign currency forward contracts	6,956,913	232,642

Total liabilities	20,163,954	503,877

Shareholders’ equity
Shareholders’ equity	525,633,184	408,563,630

Total liabilities and shareholders’ equity	$545,797,138	$409,067,507

Shares outstanding	8,199,294	8,049,294

Net asset value per share	$64.11	$50.76

Market value per share (Note 2)	$64.08	$50.77

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
U.S. Treasury Bills:
0.058% due 07/25/13†	$219,048,000	$219,045,080
0.034% due 08/29/13†	137,529,000	137,524,492
0.044% due 10/03/13†	147,681,000	147,657,863
0.045% due 10/31/13	38,203,000	38,195,879

Total short-term U.S. government and agency obligations (cost $542,421,891)		$542,423,314

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	07/12/13	8,350,733,600	$84,194,393	$(2,932,909)
Yen with UBS AG	07/12/13	16,247,876,600	163,815,560	(3,766,660)

				$(6,699,569)

Contracts to Sell
Yen with Goldman Sachs International	07/12/13	(62,614,065,100)	$(631,292,223)	$2,828,827
Yen with UBS AG	07/12/13	(66,314,387,400)	(668,599,890)	(257,344)

				$2,571,483

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$61,098	$42,631	$130,590	$63,202

Expenses
Management fee	1,239,463	572,421	2,244,561	1,162,217

Total expenses	1,239,463	572,421	2,244,561	1,162,217

Net investment income (loss)	(1,178,365)	(529,790)	(2,113,971)	(1,099,015)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	48,138,405	(10,400,196)	145,024,702	10,452,808
Short-term U.S. government and agency obligations	5,480	997	4,818	692

Net realized gain (loss)	48,143,885	(10,399,199)	145,029,520	10,453,500

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(6,860,712)	(8,995,775)	(42,242,261)	8,437,864
Short-term U.S. government and agency obligations	(6,064)	(1,920)	(9,872)	8,066

Change in net unrealized appreciation/depreciation	(6,866,776)	(8,997,695)	(42,252,133)	8,445,930

Net realized and unrealized gain (loss)	41,277,109	(19,396,894)	102,777,387	18,899,430

Net income (loss)	$40,098,744	$(19,926,684)	$100,663,416	$17,800,415

Net income (loss) per weighted-average share	$4.93	$(3.60)	$12.85	$3.16

Weighted-average shares outstanding	8,141,052	5,531,162	7,833,548	5,639,679

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$408,563,630

Addition of 4,200,000 shares	265,669,124
Redemption of 4,050,000 shares	(249,262,986)

Net addition (redemption) of 150,000 shares	16,406,138

Net investment income (loss)	(2,113,971)
Net realized gain (loss)	145,029,520
Change in net unrealized appreciation/depreciation	(42,252,133)

Net income (loss)	100,663,416

Shareholders’ equity, at June 30, 2013	$525,633,184

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$100,663,416	$17,800,415
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(179,689,955)	(7,168,124)
Change in unrealized appreciation/depreciation on investments	42,252,133	(8,445,930)
Increase (Decrease) in management fee payable	113,810	(3,068)

Net cash provided by (used in) operating activities	(36,660,596)	2,183,293

Cash flow from financing activities
Proceeds from addition of shares	273,282,757	106,973,203
Payment on shares redeemed	(236,440,990)	(108,952,279)

Net cash provided by (used in) financing activities	36,841,767	(1,979,076)

Net increase (decrease) in cash	181,171	204,217
Cash, beginning of period	363,826	22,338

Cash, end of period	$544,997	$226,555

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$127,273	$167,546
Short-term U.S. government and agency obligations (Note 3) (cost $4,199,570 and $6,240,818, respectively)	4,199,586	6,240,951

Total assets	4,326,859	6,408,497

Liabilities and shareholders’ equity
Liabilities
Management fee payable	3,257	5,018
Unrealized depreciation on swap agreements	471,275	306,268

Total liabilities	474,532	311,286

Shareholders’ equity
Shareholders’ equity	3,852,327	6,097,211

Total liabilities and shareholders’ equity	$4,326,859	$6,408,497

Shares outstanding	200,014	250,014

Net asset value per share	$19.26	$24.39

Market value per share (Note 2)	$18.96	$23.93

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(109% of shareholders’ equity)
U.S. Treasury Bills:
0.058% due 07/25/13†	$1,428,000	$1,427,981
0.038% due 08/29/13†	693,000	692,977
0.050% due 10/03/13†	520,000	519,919
0.050% due 10/31/13	1,559,000	1,558,709

Total short-term U.S. government and agency obligations (cost $4,199,570)		$4,199,586

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Dow Jones-UBS Commodity Index	07/08/13	$1,822,734	$(109,267)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	07/08/13	3,776,452	(232,010)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	07/08/13	2,113,290	(129,998)

			$(471,275)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of June 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$664	$1,404	$1,414	$1,929

Expenses
Management fee	10,237	19,408	22,616	41,946

Total expenses	10,237	19,408	22,616	41,946

Net investment income (loss)	(9,573)	(18,004)	(21,202)	(40,017)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(274,078)	(1,858,138)	(782,975)	(2,180,586)
Short-term U.S. government and agency obligations	14	—	30	—

Net realized gain (loss)	(274,064)	(1,858,138)	(782,945)	(2,180,586)

Change in net unrealized appreciation/depreciation on
Swap agreements	(586,322)	972,171	(165,007)	1,393,496
Short-term U.S. government and agency obligations	(45)	(119)	(117)	308

Change in net unrealized appreciation/depreciation	(586,367)	972,052	(165,124)	1,393,804

Net realized and unrealized gain (loss)	(860,431)	(886,086)	(948,069)	(786,782)

Net income (loss)	$(870,004)	$(904,090)	$(969,271)	$(826,799)

Net income (loss) per weighted-average share	$(4.35)	$(2.58)	$(4.65)	$(2.36)

Weighted-average shares outstanding	200,014	350,014	208,578	350,014

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$6,097,211

Redemption of 50,000 shares	(1,275,613)

Net investment income (loss)	(21,202)
Net realized gain (loss)	(782,945)
Change in net unrealized appreciation/depreciation	(165,124)

Net income (loss)	(969,271)

Shareholders’ equity, at June 30, 2013	$3,852,327

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$(969,271)	$(826,799)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	2,041,248	2,383,060
Change in unrealized appreciation/depreciation on investments	165,124	(1,393,804)
Increase (Decrease) in management fee payable	(1,761)	(1,589)

Net cash provided by (used in) operating activities	1,235,340	160,868

Cash flow from financing activities
Payment on shares redeemed	(1,275,613)	—

Net cash provided by (used in) financing activities	(1,275,613)	—

Net increase (decrease) in cash	(40,273)	160,868
Cash, beginning of period	167,546	59,453

Cash, end of period	$127,273	$220,321

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$1,044,661	$2,198,932
Segregated cash balances with brokers for futures contracts	6,576,955	23,356,627
Short-term U.S. government and agency obligations (Note 3) (cost $207,731,082 and $437,644,628, respectively)	207,733,071	437,662,650
Unrealized appreciation on swap agreements	4,186,474	33,333,620
Receivable on open futures contracts	—	3,430,415

Total assets	219,541,161	499,982,244

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	16,071,243
Payable on open futures contracts	702,657	—
Management fee payable	193,390	402,037

Total liabilities	896,047	16,473,280

Shareholders’ equity
Shareholders’ equity	218,645,114	483,508,964

Total liabilities and shareholders’ equity	$219,541,161	$499,982,244

Shares outstanding	7,249,170	16,449,170

Net asset value per share	$30.16	$29.39

Market value per share (Note 2)	$30.11	$29.32

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(95% of shareholders’ equity)
U.S. Treasury Bills:
0.051% due 07/25/13†	$131,096,000	$131,094,253
0.043% due 08/29/13†	32,495,000	32,493,935
0.042% due 10/03/13†	37,452,000	37,446,132
0.045% due 10/31/13†	6,700,000	6,698,751

Total short-term U.S. government and agency obligations (cost $207,731,082)		$207,733,071

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires September 2013	1,553	$149,771,320	$312,348

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	07/08/13	$62,000,092	$892,115
Swap agreement with Goldman Sachs International based on Dow Jones-UBS WTI Crude Oil Sub-Index	07/08/13	91,806,162	2,304,658
Swap agreement with Societe Generale S.A. based on Dow Jones-UBS WTI Crude Oil Sub-Index	07/08/13	36,864,746	242,147
Swap agreement with UBS AG based on Dow Jones-UBS Crude WTI Oil Sub-Index	07/08/13	96,863,044	747,554

			$4,186,474

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $6,576,955 was pledged to cover margin requirements for open futures contracts as of June 30, 2013.
^	The positions and counterparties herein are as of June 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$38,629	$50,164	$101,903	$63,252

Expenses
Management fee	670,575	705,397	1,510,962	1,353,126
Brokerage commissions	23,394	24,244	38,311	33,921

Total expenses	693,969	729,641	1,549,273	1,387,047

Net investment income (loss)	(655,340)	(679,477)	(1,447,370)	(1,323,795)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	3,790,456	(43,010,826)	43,537,640	(42,969,389)
Swap agreements	16,943,213	(69,149,030)	43,760,354	(53,646,332)
Short-term U.S. government and agency obligations	9,883	2,955	8,850	2,813

Net realized gain (loss)	20,743,552	(112,156,901)	87,306,844	(96,612,908)

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,050,168)	5,283,890	(21,648,062)	11,501,350
Swap agreements	(21,007,097)	11,098,422	(29,147,146)	13,970,590
Short-term U.S. government and agency obligations	(4,574)	8,614	(16,033)	20,114

Change in net unrealized appreciation/depreciation	(22,061,839)	16,390,926	(50,811,241)	25,492,054

Net realized and unrealized gain (loss)	(1,318,287)	(95,765,975)	36,495,603	(71,120,854)

Net income (loss)	$(1,973,627)	$(96,445,452)	$35,048,233	$(72,444,649)

Net income (loss) per weighted-average share	$(0.20)	$(10.57)	$3.26	$(9.40)

Weighted-average shares outstanding	9,729,390	9,122,796	10,736,739	7,710,434

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$483,508,964

Addition of 6,700,000 shares	182,677,095
Redemption of 15,900,000 shares	(482,589,178)

Net addition (redemption) of (9,200,000) shares	(299,912,083)

Net investment income (loss)	(1,447,370)
Net realized gain (loss)	87,306,844
Change in net unrealized appreciation/depreciation	(50,811,241)

Net income (loss)	35,048,233

Shareholders’ equity, at June 30, 2013	$218,645,114

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$35,048,233	$(72,444,649)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	16,779,672	(12,370,270)
Net sale (purchase) of short-term U.S. government and agency obligations	229,913,546	(173,060,277)
Change in unrealized appreciation/depreciation on investments	29,163,179	(13,990,704)
Decrease (Increase) in receivable on futures contracts	3,430,415	(32,740,847)
Increase (Decrease) in management fee payable	(208,647)	65,413
Increase (Decrease) in payable on futures contracts	702,657	—

Net cash provided by (used in) operating activities	314,829,055	(304,541,334)

Cash flow from financing activities
Proceeds from addition of shares	182,677,095	479,322,944
Payment on shares redeemed	(498,660,421)	(174,437,259)

Net cash provided by (used in) financing activities	(315,983,326)	304,885,685

Net increase (decrease) in cash	(1,154,271)	344,351
Cash, beginning of period	2,198,932	495,671

Cash, end of period	$1,044,661	$840,022

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$1,819,984	$3,385,764
Segregated cash balances with brokers for futures contracts	5,860,800	10,264,090
Short-term U.S. government and agency obligations (Note 3) (cost $34,895,166 and $64,312,441, respectively)	34,894,234	64,313,224

Total assets	42,575,018	77,963,078

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	401,083	4,891,783
Management fee payable	31,034	51,925

Total liabilities	432,117	4,943,708

Shareholders’ equity
Shareholders’ equity	42,142,901	73,019,370

Total liabilities and shareholders’ equity	$42,575,018	$77,963,078

Shares outstanding	1,169,941	1,869,941

Net asset value per share	$36.02	$39.05

Market value per share (Note 2)	$36.26	$39.24

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills:
0.055% due 07/25/13	$1,588,000	$1,587,979
0.038% due 08/29/13	4,976,000	4,975,837
0.045% due 10/03/13	23,539,000	23,535,312
0.044% due 10/31/13	4,796,000	4,795,106

Total short-term U.S. government and agency obligations (cost $34,895,166)		$34,894,234

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires September 2013	2,368	$84,277,120	$(5,946,238)

††	Cash collateral in the amount of $5,860,800 was pledged to cover margin requirements for open futures contracts as of June 30, 2013.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$4,949	$6,879	$16,626	$8,998

Expenses
Management fee	93,177	75,830	269,790	123,202
Brokerage commissions	23,462	43,045	56,397	59,119
Offering costs	—	39,029	—	45,648

Total expenses	116,639	157,904	326,187	227,969

Net investment income (loss)	(111,690)	(151,025)	(309,561)	(218,971)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	9,153,747	(21,504,204)	14,901,941	(26,662,775)
Short-term U.S. government and agency obligations	2,584	1,135	3,777	1,254

Net realized gain (loss)	9,156,331	(21,503,069)	14,905,718	(26,661,521)

Change in net unrealized appreciation/depreciation on
Futures contracts	(19,990,856)	34,960,080	(2,129,288)	19,416,770
Short-term U.S. government and agency obligations	(2,990)	1,064	(1,715)	1,894

Change in net unrealized appreciation/depreciation	(19,993,846)	34,961,144	(2,131,003)	19,418,664

Net realized and unrealized gain (loss)	(10,837,515)	13,458,075	12,774,715	(7,242,857)

Net income (loss)	$(10,949,205)	$13,307,050	$12,465,154	$(7,461,828)

Net income (loss) per weighted-average share (Note 1)	$(13.32)	$10.57	$9.17	$(8.94)

Weighted-average shares outstanding (Note 1)	822,139	1,258,547	1,359,168	834,329

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$73,019,370

Addition of 1,650,000 shares	64,246,608
Redemption of 2,350,000 shares	(107,588,231)

Net addition (redemption) of (700,000) shares	(43,341,623)

Net investment income (loss)	(309,561)
Net realized gain (loss)	14,905,718
Change in net unrealized appreciation/depreciation	(2,131,003)

Net income (loss)	12,465,154

Shareholders’ equity, at June 30, 2013	$42,142,901

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$12,465,154	$(7,461,828)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	4,403,290	(11,205,891)
Net sale (purchase) of short-term U.S. government and agency obligations	29,417,275	(46,184,173)
Change in unrealized appreciation/depreciation on investments	1,715	(1,894)
Decrease (Increase) in receivable on futures contracts	—	(4,399,785)
Change in offering cost	—	1,879
Increase (Decrease) in management fee payable	(20,891)	14,122
Increase (Decrease) in payable on futures contracts	(4,490,700)	—
Increase (Decrease) in payable for offering costs	—	43,768

Net cash provided by (used in) operating activities	41,775,843	(69,193,802)

Cash flow from financing activities
Proceeds from addition of shares	64,246,608	68,265,160
Payment on shares redeemed	(107,588,231)	(2,840)

Net cash provided by (used in) financing activities	(43,341,623)	68,262,320

Net increase (decrease) in cash	(1,565,780)	(931,482)
Cash, beginning of period	3,385,764	3,361,868

Cash, end of period	$1,819,984	$2,430,386

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$190,622	$342,345
Segregated cash balances with brokers for futures contracts	17,600	14,850
Short-term U.S. government and agency obligations (Note 3) (cost $191,167,836 and $350,608,755, respectively)	191,165,003	350,624,904
Receivable from capital shares sold	2,084,318	—
Receivable on open futures contracts	2,420	3,980

Total assets	193,459,963	350,986,079

Liabilities and shareholders’ equity
Liabilities
Management fee payable	140,059	279,269
Unrealized depreciation on forward agreements	53,705,404	15,652,058

Total liabilities	53,845,463	15,931,327

Shareholders’ equity
Shareholders’ equity	139,614,500	335,054,752

Total liabilities and shareholders’ equity	$193,459,963	$350,986,079

Shares outstanding	3,350,014	4,000,014

Net asset value per share	$41.68	$83.76

Market value per share (Note 2)	$44.63	$85.34

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(137% of shareholders’ equity)
U.S. Treasury Bills:
0.051% due 07/25/13	$2,798,000	$2,797,963
0.039% due 08/29/13†	34,799,000	34,797,859
0.045% due 10/03/13†	60,894,000	60,884,460
0.050% due 10/31/13†	92,702,000	92,684,721

Total short-term U.S. government and agency obligations (cost $191,167,836)		$191,165,003

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires August 2013	2	$244,740	$(41,260)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	07/08/13	$162,700	$193,941,654	$(34,265,059)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	07/08/13	20,320	24,221,846	(7,468,030)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	07/08/13	29,300	34,926,186	(6,059,415)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	07/08/13	21,700	25,866,834	(5,912,900)

				$(53,705,404)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $17,600 was pledged to cover margin requirements for open futures contracts as of June 30, 2013.
^	The positions and counterparties herein are as of June 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$41,790	$61,509	$100,868	$88,900

Expenses
Management fee	519,993	815,451	1,282,605	1,721,175
Brokerage commissions	8	9	24	25

Total expenses	520,001	815,460	1,282,629	1,721,200

Net investment income (loss)	(478,211)	(753,951)	(1,181,761)	(1,632,300)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(32,040)	(21,840)	(65,540)	(39,480)
Forward agreements	(67,976,609)	(20,380,704)	(118,358,314)	(50,221,860)
Short-term U.S. government and agency obligations	5,838	521	8,497	634

Net realized gain (loss)	(68,002,811)	(20,402,023)	(118,415,357)	(50,260,706)

Change in net unrealized appreciation/depreciation on
Futures contracts	(42,640)	7,860	(26,020)	45,420
Forward agreements	(62,927,844)	(12,231,525)	(38,053,346)	64,192,809
Short-term U.S. government and agency obligations	(10,396)	(1,540)	(18,982)	11,664

Change in net unrealized appreciation/depreciation	(62,980,880)	(12,225,205)	(38,098,348)	64,249,893

Net realized and unrealized gain (loss)	(130,983,691)	(32,627,228)	(156,513,705)	13,989,187

Net income (loss)	$(131,461,902)	$(33,381,179)	$(157,695,466)	$12,356,887

Net income (loss) per weighted-average share	$(36.33)	$(7.92)	$(41.23)	$2.93

Weighted-average shares outstanding	3,618,146	4,213,750	3,825,152	4,213,476

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$335,054,752

Addition of 200,000 shares	12,568,038
Redemption of 850,000 shares	(50,312,824)

Net addition (redemption) of (650,000) shares	(37,744,786)

Net investment income (loss)	(1,181,761)
Net realized gain (loss)	(118,415,357)
Change in net unrealized appreciation/depreciation	(38,098,348)

Net income (loss)	(157,695,466)

Shareholders’ equity, at June 30, 2013	$139,614,500

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$(157,695,466)	$12,356,887
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,750)	4,725
Net sale (purchase) of short-term U.S. government and agency obligations	159,440,919	51,791,803
Change in unrealized appreciation/depreciation on investments	38,072,328	(64,204,473)
Decrease (Increase) in receivable on futures contracts	1,560	(10,220)
Increase (Decrease) in management fee payable	(139,210)	(45,607)

Net cash provided by (used in) operating activities	39,677,381	(106,885)

Cash flow from financing activities
Proceeds from addition of shares	10,483,720	47,944,608
Payment on shares redeemed	(50,312,824)	(47,891,176)

Net cash provided by (used in) financing activities	(39,829,104)	53,432

Net increase (decrease) in cash	(151,723)	(53,453)
Cash, beginning of period	342,345	400,533

Cash, end of period	$190,622	$347,080

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$585,257	$890,051
Segregated cash balances with brokers for futures contracts	24,750	24,200
Short-term U.S. government and agency obligations (Note 3) (cost $585,910,461 and $891,006,493, respectively)	585,906,874	891,057,386
Receivable from capital shares sold	16,267,836	2,148,957
Receivable on open futures contracts	9,170	2,520

Total assets	602,793,887	894,123,114

Liabilities and shareholders’ equity
Liabilities
Management fee payable	387,076	657,008
Unrealized depreciation on forward agreements	176,550,859	145,740,706

Total liabilities	176,937,935	146,397,714

Shareholders’ equity
Shareholders’ equity	425,855,952	747,725,400

Total liabilities and shareholders’ equity	$602,793,887	$894,123,114

Shares outstanding	27,050,028	17,400,028

Net asset value per share	$15.74	$42.97

Market value per share (Note 2)	$17.00	$44.10

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(138% of shareholders’ equity)
U.S. Treasury Bills:
0.057% due 07/25/13†	$214,748,000	$214,745,137
0.031% due 08/29/13†	58,972,000	58,970,067
0.046% due 10/03/13†	231,119,000	231,082,791
0.050% due 10/31/13†	81,124,000	81,108,879

Total short-term U.S. government and agency obligations (cost $585,910,461)		$585,906,874

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires September 2013	2	$194,700	$(23,500)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	07/08/13	$27,286,000	$514,698,547	$(100,661,789)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	07/08/13	4,638,800	87,502,148	(24,477,384)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	07/08/13	8,445,000	159,298,880	(31,882,510)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	07/08/13	4,775,000	90,071,303	(19,529,176)

				$(176,550,859)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $24,750 was pledged to cover margin requirements for open futures contracts as of June 30, 2013.
^	The positions and counterparties herein are as of June 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$102,633	$125,529	$261,893	$177,264

Expenses
Management fee	1,309,255	1,736,295	3,092,914	3,621,349
Brokerage commissions	12	21	20	29

Total expenses	1,309,267	1,736,316	3,092,934	3,621,378

Net investment income (loss)	(1,206,634)	(1,610,787)	(2,831,041)	(3,444,114)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(94,004)	(56,400)	(126,144)	(58,300)
Forward agreements	(322,516,719)	(219,337,173)	(538,173,127)	(211,228,823)
Short-term U.S. government and agency obligations	8,898	2,360	23,111	3,051

Net realized gain (loss)	(322,601,825)	(219,391,213)	(538,276,160)	(211,284,072)

Change in net unrealized appreciation/depreciation on
Futures contracts	4,270	1,680	16,520	48,720
Forward agreements	(168,444,141)	(68,863,942)	(30,810,153)	63,997,801
Short-term U.S. government and agency obligations	(26,859)	(4,361)	(54,480)	26,626

Change in net unrealized appreciation/depreciation	(168,466,730)	(68,866,623)	(30,848,113)	64,073,147

Net realized and unrealized gain (loss)	(491,068,555)	(288,257,836)	(569,124,273)	(147,210,925)

Net income (loss)	$(492,275,189)	$(289,868,623)	$(571,955,314)	$(150,655,039)

Net income (loss) per weighted-average share	$(21.79)	$(17.60)	$(28.28)	$(9.85)

Weighted-average shares outstanding	22,587,391	16,467,610	20,222,680	15,298,929

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$747,725,400

Addition of 10,550,000 shares	272,435,756
Redemption of 900,000 shares	(22,349,890)

Net addition (redemption) of 9,650,000 shares	250,085,866

Net investment income (loss)	(2,831,041)
Net realized gain (loss)	(538,276,160)
Change in net unrealized appreciation/depreciation	(30,848,113)

Net income (loss)	(571,955,314)

Shareholders’ equity, at June 30, 2013	$425,855,952

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$(571,955,314)	$(150,655,039)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(550)	12,150
Net sale (purchase) of short-term U.S. government and agency obligations	305,096,032	(4,080,323)
Change in unrealized appreciation/depreciation on investments	30,864,633	(64,024,427)
Decrease (Increase) in receivable on futures contracts	(6,650)	(7,210)
Increase (Decrease) in management fee payable	(269,932)	(44,407)

Net cash provided by (used in) operating activities	(236,271,781)	(218,799,256)

Cash flow from financing activities
Proceeds from addition of shares	258,316,877	323,069,389
Payment on shares redeemed	(22,349,890)	(104,263,013)

Net cash provided by (used in) financing activities	235,966,987	218,806,376

Net increase (decrease) in cash	(304,794)	7,120
Cash, beginning of period	890,051	772,442

Cash, end of period	$585,257	$779,562

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$336,594	$426,634
Segregated cash balances with brokers for futures contracts	144,936	158,400
Short-term U.S. government and agency obligations (Note 3) (cost $2,922,798 and $3,570,687, respectively)	2,922,887	3,570,894
Receivable on open futures contracts	—	12,000
Offering costs (Note 5)	2,926	22,128
Limitation by Sponsor	27,076	1,012

Total assets	3,434,419	4,191,068

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	84,282	—
Payable for offering costs	66,741	41,000

Total liabilities	151,023	41,000

Shareholders’ equity
Shareholders’ equity	3,283,396	4,150,068

Total liabilities and shareholders’ equity	$3,434,419	$4,191,068

Shares outstanding	100,005	100,005

Net asset value per share	$32.83	$41.50

Market value per share (Note 2)	$33.96	$41.45

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(89% of shareholders’ equity)
U.S. Treasury Bills:
0.058% due 07/25/13	$73,000	$72,999
0.041% due 08/29/13	2,730,000	2,729,910
0.044% due 10/31/13	120,000	119,978

Total short-term U.S. government and agency obligations (cost $2,922,798)		$2,922,887

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires September 2013	72	$6,557,040	$(207,107)

††	Cash collateral in the amount of $144,936 was pledged to cover margin requirements for open futures contracts as of June 30, 2013.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR*

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

	Three months ended June 30, 2013	Six months ended June 30, 2013
Investment Income
Interest	$424	$1,070

Expenses
Brokerage commissions	415	777
Offering costs	34,834	44,944
Limitation by Sponsor	(25,730)	(26,064)

Total expenses	9,519	19,657

Net investment income (loss)	(9,095)	(18,587)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(590,630)	(739,905)
Short-term U.S. government and agency obligations	110	15

Net realized gain (loss)	(590,520)	(739,890)

Change in net unrealized appreciation/depreciation on
Futures contracts	(332,037)	(108,077)
Short-term U.S. government and agency obligations	42	(118)

Change in net unrealized appreciation/depreciation	(331,995)	(108,195)

Net realized and unrealized gain (loss)	(922,515)	(848,085)

Net income (loss)	$(931,610)	$(866,672)

Net income (loss) per weighted-average share	$(9.32)	$(8.67)

Weighted-average shares outstanding	100,005	100,005

*	Since the Fund commenced investment operations on July 17, 2012, the Statements of Operations for the three and six months ended June 30, 2012 are not available.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$4,150,068

Net investment income (loss)	(18,587)
Net realized gain (loss)	(739,890)
Change in net unrealized appreciation/depreciation	(108,195)

Net income (loss)	(866,672)

Shareholders’ equity, at June 30, 2013	$3,283,396

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR*

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$(866,672)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	13,464
Net sale (purchase) of short-term U.S. government and agency obligations	647,889
Change in unrealized appreciation/depreciation on investments	118
Decrease (Increase) in receivable on futures contracts	12,000
Decrease (Increase) in Limitation by Sponsor	(26,064)
Change in offering cost	19,202
Increase (Decrease) in payable on futures contracts	84,282
Increase (Decrease) in payable for offering costs	25,741

Net cash provided by (used in) operating activities	(90,040)

Net increase (decrease) in cash	(90,040)
Cash, beginning of period	426,634

Cash, end of period	$336,594

*	Since the Fund commenced investment operations on July 17, 2012, the Statement of Cash Flows for the six months ended June 30, 2012 is not available.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$118,706	$240,086
Short-term U.S. government and agency obligations (Note 3) (cost $3,442,664 and $4,546,872, respectively)	3,442,640	4,546,944
Unrealized appreciation on foreign currency forward contracts	2,001	89,473

Total assets	3,563,347	4,876,503

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,821	3,873
Unrealized depreciation on foreign currency forward contracts	39,032	2,314

Total liabilities	41,853	6,187

Shareholders’ equity
Shareholders’ equity	3,521,494	4,870,316

Total liabilities and shareholders’ equity	$3,563,347	$4,876,503

Shares outstanding	150,014	200,014

Net asset value per share	$23.47	$24.35

Market value per share (Note 2)	$23.25	$24.32

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(98% of shareholders’ equity)
U.S. Treasury Bills:
0.051% due 07/25/13†	$579,000	$578,992
0.035% due 08/29/13†	782,000	781,974
0.050% due 10/03/13	2,082,000	2,081,674

Total short-term U.S. government and agency obligations (cost $3,442,664)		$3,442,640

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	07/12/13	1,560,125	$2,030,725	$(10,596)
Euro with UBS AG	07/12/13	4,001,900	5,209,044	(28,436)

				$(39,032)

Contracts to Sell
Euro with Goldman Sachs International	07/12/13	(113,700)	$(147,997)	$1,584
Euro with UBS AG	07/12/13	(39,200)	(51,024)	417

				$2,001

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$421	$1,087	$1,097	$1,575

Expenses
Management fee	8,564	15,501	19,964	38,818

Total expenses	8,564	15,501	19,964	38,818

Net investment income (loss)	(8,143)	(14,414)	(18,867)	(37,243)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	36,991	(617,222)	(28,371)	(866,798)
Short-term U.S. government and agency obligations	(5)	42	9	43

Net realized gain (loss)	36,986	(617,180)	(28,362)	(866,755)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	96,965	(171,629)	(124,190)	640,153
Short-term U.S. government and agency obligations	(74)	51	(96)	453

Change in net unrealized appreciation/depreciation	96,891	(171,578)	(124,286)	640,606

Net realized and unrealized gain (loss)	133,877	(788,758)	(152,648)	(226,149)

Net income (loss)	$125,734	$(803,172)	$(171,515)	$(263,392)

Net income (loss) per weighted-average share	$0.82	$(2.87)	$(0.97)	$(0.77)

Weighted-average shares outstanding	152,761	279,684	176,257	341,772

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$4,870,316

Redemption of 50,000 shares	(1,177,307)

Net investment income (loss)	(18,867)
Net realized gain (loss)	(28,362)
Change in net unrealized appreciation/depreciation	(124,286)

Net income (loss)	(171,515)

Shareholders’ equity, at June 30, 2013	$3,521,494

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$(171,515)	$(263,392)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	1,104,208	4,794,371
Change in unrealized appreciation/depreciation on investments	124,286	(640,606)
Increase (Decrease) in management fee payable	(1,052)	(1,888)

Net cash provided by (used in) operating activities	1,055,927	3,888,485

Cash flow from financing activities
Proceeds from addition of shares	—	1,209,580
Payment on shares redeemed	(1,177,307)	(4,841,780)

Net cash provided by (used in) financing activities	(1,177,307)	(3,632,200)

Net increase (decrease) in cash	(121,380)	256,285
Cash, beginning of period	240,086	10,469

Cash, end of period	$118,706	$266,754

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$117,893	$138,033
Short-term U.S. government and agency obligations (Note 3) (cost $3,057,775 and $4,587,701, respectively)	3,057,900	4,587,918
Unrealized appreciation on foreign currency forward contracts	10,228	13,523

Total assets	3,186,021	4,739,474

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,578	3,660
Unrealized depreciation on foreign currency forward contracts	164	507,819

Total liabilities	2,742	511,479

Shareholders’ equity
Shareholders’ equity	3,183,279	4,227,995

Total liabilities and shareholders’ equity	$3,186,021	$4,739,474

Shares outstanding	150,014	150,014

Net asset value per share	$21.22	$28.18

Market value per share (Note 2)	$21.10	$28.28

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(96% of shareholders’ equity)
U.S. Treasury Bills:
0.045% due 08/29/13†	$3,058,000	$3,057,900

Total short-term U.S. government and agency obligations (cost $3,057,775)		$3,057,900

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	07/12/13	335,178,000	$3,379,357	$2,490
Yen with UBS AG	07/12/13	340,182,000	3,429,808	(164)

				$2,326

Contracts to Sell
Yen with Goldman Sachs International	07/12/13	(30,988,700)	$(312,437)	$6,514
Yen with UBS AG	07/12/13	(13,025,800)	(131,330)	1,224

				$7,738

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$417	$872	$1,243	$1,244

Expenses
Management fee	7,644	11,836	18,530	24,019

Total expenses	7,644	11,836	18,530	24,019

Net investment income (loss)	(7,227)	(10,964)	(17,287)	(22,775)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(456,601)	204,025	(1,674,572)	(221,184)
Short-term U.S. government and agency obligations	11	1	53	16

Net realized gain (loss)	(456,590)	204,026	(1,674,519)	(221,168)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	80,626	125,587	504,360	(203,105)
Short-term U.S. government and agency obligations	67	39	(92)	241

Change in net unrealized appreciation/depreciation	80,693	125,626	504,268	(202,864)

Net realized and unrealized gain (loss)	(375,897)	329,652	(1,170,251)	(424,032)

Net income (loss)	$(383,124)	$318,688	$(1,187,538)	$(446,807)

Net income (loss) per weighted-average share	$(2.55)	$2.12	$(7.05)	$(2.98)

Weighted-average shares outstanding	150,014	150,014	168,522	150,014

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$4,227,995

Addition of 50,000 shares	1,323,474
Redemption of 50,000 shares	(1,180,652)

Net addition (redemption) of 0 shares	142,822

Net investment income (loss)	(17,287)
Net realized gain (loss)	(1,674,519)
Change in net unrealized appreciation/depreciation	504,268

Net income (loss)	(1,187,538)

Shareholders’ equity, at June 30, 2013	$3,183,279

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$(1,187,538)	$(446,807)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	1,529,926	436,317
Change in unrealized appreciation/depreciation on investments	(504,268)	202,864
Increase (Decrease) in management fee payable	(1,082)	(342)

Net cash provided by (used in) operating activities	(162,962)	192,032

Cash flow from financing activities
Proceeds from addition of shares	1,323,474	—
Payment on shares redeemed	(1,180,652)	—

Net cash provided by (used in) financing activities	142,822	—

Net increase (decrease) in cash	(20,140)	192,032
Cash, beginning of period	138,033	5,798

Cash, end of period	$117,893	$197,830

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$2,797,528	$2,989,958
Segregated cash balances with brokers for futures contracts	47,610,000	34,109,998
Short-term U.S. government and agency obligations (Note 3) (cost $133,776,406 and $144,057,296, respectively)	133,770,653	144,060,921
Receivable from capital shares sold	—	2,518,068

Total assets	184,178,181	183,678,945

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	8,438,784	14,374,851
Payable on open futures contracts	776,726	31,540,181
Management fee payable	154,652	106,449

Total liabilities	9,370,162	46,021,481

Shareholders’ equity
Shareholders’ equity	174,808,019	137,657,464

Total liabilities and shareholders’ equity	$184,178,181	$183,678,945

Shares outstanding (Note 1)	3,124,812	1,640,001

Net asset value per share (Note 1)	$55.94	$83.94

Market value per share (Note 1) (Note 2)	$55.91	$85.05

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(77% of shareholders’ equity)
U.S. Treasury Bills:
0.055% due 07/25/13	$1,806,000	$1,805,976
0.042% due 08/29/13	20,106,000	20,105,341
0.037% due 10/03/13	107,314,000	107,297,187
0.048% due 10/31/13	4,563,000	4,562,149

Total short-term U.S. government and agency obligations (cost $133,776,406)		$133,770,653

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2013	5,513	$99,509,650	$2,794,117
VIX Futures - CBOE, expires August 2013	4,009	75,770,100	(1,557,580)

			$1,236,537

††	Cash collateral in the amount of $47,610,000 was pledged to cover margin requirements for open futures contracts as of June 30, 2013.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$19,211	$19,273	$43,539	$26,077

Expenses
Management fee	454,439	325,748	806,110	473,017
Offering costs	—	—	—	1,090

Total expenses	454,439	325,748	806,110	474,107

Net investment income (loss)	(435,228)	(306,475)	(762,571)	(448,030)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	11,156,344	(9,362,087)	(44,252,605)	(52,094,224)
Short-term U.S. government and agency obligations	4,792	1,293	3,030	1,147

Net realized gain (loss)	11,161,136	(9,360,794)	(44,249,575)	(52,093,077)

Change in net unrealized appreciation/depreciation on
Futures contracts	9,582,597	1,033,366	1,457,956	(16,312,581)
Short-term U.S. government and agency obligations	(9,307)	703	(9,378)	3,306

Change in net unrealized appreciation/depreciation	9,573,290	1,034,069	1,448,578	(16,309,275)

Net realized and unrealized gain (loss)	20,734,426	(8,326,725)	(42,800,997)	(68,402,352)

Net income (loss)	$20,299,198	$(8,633,200)	$(43,563,568)	$(68,850,382)

Net income (loss) per weighted-average share (Note 1)	$4.98	$(10.99)	$(12.80)	$(128.15)

Weighted-average shares outstanding (Note 1)	4,072,778	785,441	3,402,475	537,281

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$137,657,464

Addition of 5,270,000 shares (Note 1)	303,160,309
Redemption of 3,785,189 shares (Note 1)	(222,446,186)

Net addition (redemption) of 1,484,811 shares (Note 1)	80,714,123

Net investment income (loss)	(762,571)
Net realized gain (loss)	(44,249,575)
Change in net unrealized appreciation/depreciation	1,448,578

Net income (loss)	(43,563,568)

Shareholders’ equity, at June 30, 2013	$174,808,019

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$(43,563,568)	$(68,850,382)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(13,500,002)	(53,061,419)
Net sale (purchase) of short-term U.S. government and agency obligations	10,280,890	(66,194,846)
Change in unrealized appreciation/depreciation on investments	9,378	(3,306)
Decrease (Increase) in receivable on futures contracts	—	742,451
Change in offering cost	—	1,090
Increase (Decrease) in management fee payable	48,203	83,194
Increase (Decrease) in payable on futures contracts	(30,763,455)	12,233,347

Net cash provided by (used in) operating activities	(77,488,554)	(175,049,871)

Cash flow from financing activities
Proceeds from addition of shares	305,678,377	401,124,260
Payment on shares redeemed	(228,382,253)	(224,683,875)

Net cash provided by (used in) financing activities	77,296,124	176,440,385

Net increase (decrease) in cash	(192,430)	1,390,514
Cash, beginning of period	2,989,958	563,350

Cash, end of period	$2,797,528	$1,953,864

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$1,181,857	$2,063,715
Segregated cash balances with brokers for futures contracts	11,902,000	7,830,000
Short-term U.S. government and agency obligations (Note 3) (cost $57,494,504 and $79,927,870, respectively)	57,492,428	79,930,866
Receivable from capital shares sold	2,121,684	—

Total assets	72,697,969	89,824,581

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	50,571,549
Payable on open futures contracts	516,649	1,890,675
Management fee payable	47,939	59,365

Total liabilities	564,588	52,521,589

Shareholders’ equity
Shareholders’ equity	72,133,381	37,302,992

Total liabilities and shareholders’ equity	$72,697,969	$89,824,581

Shares outstanding	2,550,005	1,075,005

Net asset value per share	$28.29	$34.70

Market value per share (Note 2)	$28.25	$34.22

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(80% of shareholders’ equity)
U.S. Treasury Bills:
0.055% due 07/25/13	$105,000	$104,998
0.032% due 08/29/13	5,711,000	5,710,813
0.043% due 10/03/13	42,064,000	42,057,410
0.047% due 10/31/13	9,621,000	9,619,207

Total short-term U.S. government and agency obligations (cost $57,494,504)		$57,492,428

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires October 2013	667	$13,573,450	$1,271,500
VIX Futures - CBOE, expires November 2013	1,152	23,846,400	2,637,122
VIX Futures - CBOE, expires December 2013	1,152	24,192,000	1,660,982
VIX Futures - CBOE, expires January 2014	485	10,524,500	12,830

			$5,582,434

††	Cash collateral in the amount of $11,902,000 was pledged to cover margin requirements for open futures contracts as of June 30, 2013.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$6,431	$12,164	$13,751	$18,250

Expenses
Management fee	133,204	221,167	238,020	431,431
Offering costs	—	—	—	682

Total expenses	133,204	221,167	238,020	432,113

Net investment income (loss)	(126,773)	(209,003)	(224,269)	(413,863)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,486,914)	(3,325,870)	(12,747,085)	(25,743,470)
Short-term U.S. government and agency obligations	824	480	1,310	(2,010)

Net realized gain (loss)	(2,486,090)	(3,325,390)	(12,745,775)	(25,745,480)

Change in net unrealized appreciation/depreciation on
Futures contracts	7,458,863	5,016,790	7,052,844	(24,810)
Short-term U.S. government and agency obligations	(3,852)	2,452	(5,072)	8,553

Change in net unrealized appreciation/depreciation	7,455,011	5,019,242	7,047,772	(16,257)

Net realized and unrealized gain (loss)	4,968,921	1,693,852	(5,698,003)	(25,761,737)

Net income (loss)	$4,842,148	$1,484,849	$(5,922,272)	$(26,175,600)

Net income (loss) per weighted-average share	$2.00	$0.84	$(2.80)	$(15.97)

Weighted-average shares outstanding	2,415,115	1,766,214	2,113,541	1,638,604

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$37,302,992

Addition of 2,700,000 shares	73,788,757
Redemption of 1,225,000 shares	(33,036,096)

Net addition (redemption) of 1,475,000 shares	40,752,661

Net investment income (loss)	(224,269)
Net realized gain (loss)	(12,745,775)
Change in net unrealized appreciation/depreciation	7,047,772

Net income (loss)	(5,922,272)

Shareholders’ equity, at June 30, 2013	$72,133,381

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$(5,922,272)	$(26,175,600)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(4,072,000)	(25,983,500)
Net sale (purchase) of short-term U.S. government and agency obligations	22,433,366	28,874,161
Change in unrealized appreciation/depreciation on investments	5,072	(8,553)

Decrease (Increase) in receivable on futures contracts	—	798,319
Decrease (Increase) in Limitation by Sponsor	—	2,481
Change in offering cost	—	682
Increase (Decrease) in management fee payable	(11,426)	66,834
Increase (Decrease) in payable on futures contracts	(1,374,026)	3,015,230

Net cash provided by (used in) operating activities	11,058,714	(19,409,946)

Cash flow from financing activities
Proceeds from addition of shares	71,667,073	59,610,752
Payment on shares redeemed	(83,607,645)	(38,950,719)

Net cash provided by (used in) financing activities	(11,940,572)	20,660,033

Net increase (decrease) in cash	(881,858)	1,250,087
Cash, beginning of period	2,063,715	627,557

Cash, end of period	$1,181,857	$1,877,644

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$1,944,024	$1,790,825
Segregated cash balances with brokers for futures contracts	117,095,000	38,727,007
Short-term U.S. government and agency obligations (Note 3) (cost $95,593,040 and $97,445,279, respectively)	95,589,019	97,440,843
Unrealized appreciation on swap agreements	—	301,351
Receivable from capital shares sold	18,016,281	18,127,289

Total assets	232,644,324	156,387,315

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	10,799,429	35,907,787
Payable on open futures contracts	6,404,993	35,666,735
Management fee payable	203,985	96,661

Total liabilities	17,408,407	71,671,183

Shareholders’ equity
Shareholders’ equity	215,235,917	84,716,132

Total liabilities and shareholders’ equity	$232,644,324	$156,387,315

Shares outstanding (Note 1)	2,989,557	420,808

Net asset value per share (Note 1)	$72.00	$201.32

Market value per share (Note 1) (Note 2)	$71.69	$209.00

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(44% of shareholders’ equity)
U.S. Treasury Bills:
0.055% due 07/25/13	$6,040,000$	6,039,919
0.036% due 08/29/13	18,946,000	18,945,379
0.033% due 10/03/13	63,344,000	63,334,076
0.048% due 10/31/13	7,271,000	7,269,645

Total short-term U.S. government and agency obligations (cost $95,593,040)		$95,589,019

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2013	13,560	$244,758,000	$6,497,591
VIX Futures - CBOE, expires August 2013	9,859	186,335,100	(3,256,620)

			$3,240,971

††	Cash collateral in the amount of $117,095,000 was pledged to cover margin requirements for open futures contracts as of June 30, 2013.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$18,527	$14,866	$36,066	$17,781

Expenses
Management fee	744,547	475,752	1,277,454	630,453
Brokerage commissions	664,479	429,454	1,221,816	612,128
Offering costs	—	42,876	—	50,028

Total expenses	1,409,026	948,082	2,499,270	1,292,609

Net investment income (loss)	(1,390,499)	(933,216)	(2,463,204)	(1,274,828)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	17,763,794	(59,215,744)	(100,473,172)	(178,462,736)
Swap agreements	—	(268,863)	(4,453,107)	(268,863)
Short-term U.S. government and agency obligations	16,125	5,579	20,260	6,863

Net realized gain (loss)	17,779,919	(59,479,028)	(104,906,019)	(178,724,736)

Change in net unrealized appreciation/depreciation on
Futures contracts	21,978,092	(23,102,989)	1,183,909	(51,731,012)
Swap agreements	—	(2,712,401)	(301,351)	(7,695,811)
Short-term U.S. government and agency obligations	(4,150)	2,289	415	3,341

Change in net unrealized appreciation/depreciation	21,973,942	(25,813,101)	882,973	(59,423,482)

Net realized and unrealized gain (loss)	39,753,861	(85,292,129)	(104,023,046)	(238,148,218)

Net income (loss)	$38,363,362	$(86,225,345)	$(106,486,250)	$(239,423,046)

Net income (loss) per weighted-average share (Note 1)	$8.04	$(606.32)	$(30.01)	$(2,807.30)

Weighted-average shares outstanding (Note 1)	4,769,929	142,212	3,548,267	85,286

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$84,716,132

Addition of 13,350,000 shares (Note 1)	1,101,308,498
Redemption of 10,781,251 shares (Note 1)	(864,302,463)

Net addition (redemption) of 2,568,749 shares (Note 1)	237,006,035

Net investment income (loss)	(2,463,204)
Net realized gain (loss)	(104,906,019)
Change in net unrealized appreciation/depreciation	882,973

Net income (loss)	(106,486,250)

Shareholders’ equity, at June 30, 2013	$215,235,917

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$(106,486,250)	$(239,423,046)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(78,367,993)	(213,437,984)
Net sale (purchase) of short-term U.S. government and agency obligations	1,852,239	(98,779,327)
Change in unrealized appreciation/depreciation on investments	300,936	7,692,470
Change in offering cost	—	1,956
Increase (Decrease) in management fee payable	107,324	182,328
Increase (Decrease) in payable on futures contracts	(29,261,742)	58,779,607
Increase (Decrease) in payable for offering costs	—	48,072

Net cash provided by (used in) operating activities	(211,855,486)	(484,935,924)

Cash flow from financing activities
Proceeds from addition of shares	1,101,419,506	883,869,112
Payment on shares redeemed	(889,410,821)	(399,886,540)

Net cash provided by (used in) financing activities	212,008,685	483,982,572

Net increase (decrease) in cash	153,199	(953,352)
Cash, beginning of period	1,790,825	2,972,032

Cash, end of period	$1,944,024	$2,018,680

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$1,702,729	$2,236,726
Segregated cash balances with brokers for futures contracts	31,840,000	20,731,497
Short-term U.S. government and agency obligations (Note 3) (cost $83,295,438 and $53,683,800, respectively)	83,294,070	53,686,352
Receivable from capital shares sold	—	13,232,678
Receivable on open futures contracts	628,781	5,524,721

Total assets	117,465,580	95,411,974

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	12,699,384
Management fee payable	69,858	48,957

Total liabilities	69,858	12,748,341

Shareholders’ equity
Shareholders’ equity	117,395,722	82,663,633

Total liabilities and shareholders’ equity	$117,465,580	$95,411,974

Shares outstanding	1,500,020	1,250,020

Net asset value per share	$78.26	$66.13

Market value per share (Note 2)	$78.45	$65.45

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(71% of shareholders’ equity)
U.S. Treasury Bills:
0.051% due 07/25/13	$5,512,000	$5,511,927
0.036% due 08/29/13	33,192,000	33,190,912
0.029% due 10/03/13	18,323,000	18,320,129
0.045% due 10/31/13	26,276,000	26,271,102

Total short-term U.S. government and agency obligations (cost $83,295,438)		$83,294,070

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2013	3,687	$66,550,350	$(1,894,221)
VIX Futures - CBOE, expires August 2013	2,681	50,670,900	1,260,550

			$(633,671)

††	Cash collateral in the amount of $31,840,000 was pledged to cover margin requirements for open futures contracts as of June 30, 2013.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$7,368	$3,301	$16,633	$4,195

Expenses
Management fee	185,400	17,034	323,063	35,978
Brokerage commissions	118,168	39,043	203,189	67,872
Offering costs	—	42,876	—	50,028

Total expenses	303,568	98,953	526,252	153,878

Net investment income (loss)	(296,200)	(95,652)	(509,619)	(149,683)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(4,128,965)	(2,781,528)	21,075,146	4,076,312
Short-term U.S. government and agency obligations	1,978	933	2,054	786

Net realized gain (loss)	(4,126,987)	(2,780,595)	21,077,200	4,077,098

Change in net unrealized appreciation/depreciation on
Futures contracts	(3,022,387)	(229,628)	753,504	585,922
Short-term U.S. government and agency obligations	(2,258)	173	(3,920)	424

Change in net unrealized appreciation/depreciation	(3,024,645)	(229,455)	749,584	586,346

Net realized and unrealized gain (loss)	(7,151,632)	(3,010,050)	21,826,784	4,663,444

Net income (loss)	$(7,447,832)	$(3,105,702)	$21,317,165	$4,513,761

Net income (loss) per weighted-average share (Note 1)	$(8.20)	$(5.05)	$26.35	$9.84

Weighted-average shares outstanding (Note 1)	908,811	615,405	809,136	458,811

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$82,663,633

Addition of 3,850,000 shares	325,006,478
Redemption of 3,600,000 shares	(311,591,554)

Net addition (redemption) of 250,000 shares	13,414,924

Net investment income (loss)	(509,619)
Net realized gain (loss)	21,077,200
Change in net unrealized appreciation/depreciation	749,584

Net income (loss)	21,317,165

Shareholders’ equity, at June 30, 2013	$117,395,722

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$21,317,165	$4,513,761
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(11,108,503)	(2,897,242)
Net sale (purchase) of short-term U.S. government and agency obligations	(29,611,638)	(13,107,863)
Change in unrealized appreciation/depreciation on investments	3,920	(424)
Decrease (Increase) in receivable on futures contracts	4,895,940	(3,886,101)
Decrease (Increase) in Limitation by Sponsor	—	(10,364)
Change in offering cost	—	1,956
Increase (Decrease) in management fee payable	20,901	(5,916)
Increase (Decrease) in payable for offering costs	—	48,072

Net cash provided by (used in) operating activities	(14,482,215)	(15,344,121)

Cash flow from financing activities
Proceeds from addition of shares	338,239,156	192,549,780
Payment on shares redeemed	(324,290,938)	(182,181,509)

Net cash provided by (used in) financing activities	13,948,218	10,368,271

Net increase (decrease) in cash	(533,997)	(4,975,850)
Cash, beginning of period	2,236,726	5,521,055

Cash, end of period	$1,702,729	$545,205

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$18,442,325	$19,959,356
Segregated cash balances with brokers for futures contracts	233,901,352	141,659,913
Short-term U.S. government and agency obligations (Note 3) (cost $2,956,779,641 and $3,335,156,145, respectively)	2,956,751,062	3,335,285,580
Unrealized appreciation on swap agreements	5,031,871	33,783,473
Unrealized appreciation on forward agreements	92,931,875	23,037,541
Unrealized appreciation on foreign currency forward contracts	9,242,871	38,700,860
Receivable from capital shares sold	47,577,275	47,672,102
Receivable on open futures contracts	2,287,488	9,613,025
Receivable from Sponsor	30,376	—
Offering costs (Note 5)	5,852	257,927
Limitation by Sponsor	37,369	5,373

Total assets	3,366,239,716	3,649,975,150

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	102,931,653	148,045,139
Payable on open futures contracts	8,897,980	74,986,160
Management fee payable	2,451,654	2,729,857
Payable for offering costs	200,223	316,900
Unrealized depreciation on swap agreements	1,284,445	5,913,328
Unrealized depreciation on forward agreements	230,256,263	161,392,764
Unrealized depreciation on foreign currency forward contracts	8,651,200	14,141,394

Total liabilities	354,673,418	407,525,542

Shareholders’ equity
Shareholders’ equity	3,011,566,298	3,242,449,608

Total liabilities and shareholders’ equity	$3,366,239,716	$3,649,975,150

Shares outstanding	94,243,272	88,414,783

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income
Interest	$420,559	$568,104	$999,479	$782,733

Expenses
Management fee	7,752,342	8,106,940	15,523,073	16,210,317
Brokerage commissions	869,039	574,052	1,577,032	831,025
Offering costs	105,069	164,372	135,399	193,686
Limitation by Sponsor	(59,390)	(196)	(62,372)	(148)

Total expenses	8,667,060	8,845,168	17,173,132	17,234,880

Net investment income (loss)	(8,246,501)	(8,277,064)	(16,173,653)	(16,452,147)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	40,803,576	(116,561,280)	(82,709,936)	(294,910,229)
Swap agreements	12,589,380	(36,283,230)	37,115,826	(24,730,044)
Forward agreement	(318,145,751)	(197,470,125)	(542,161,245)	(256,453,070)
Foreign currency forward contracts	39,571,745	71,328,119	132,225,029	130,318,926
Short-term U.S. government and agency obligations	75,010	22,680	94,145	17,329

Net realized gain (loss)	(225,106,040)	(278,963,836)	(455,436,181)	(445,757,088)

Change in net unrealized appreciation/depreciation on
Futures contracts	20,854,581	9,485,226	(6,930,051)	(45,157,994)
Swap agreements	(10,099,859)	6,432,276	(24,122,719)	4,527,751
Forward agreements	(135,449,116)	(63,416,130)	1,030,835	78,543,862
Foreign currency forward contracts	(15,601,846)	(575,530)	(23,967,795)	(81,147,353)
Short-term U.S. government and agency obligations	(104,052)	15,659	(158,014)	155,931

Change in net unrealized appreciation/depreciation	(140,400,292)	(48,058,499)	(54,147,744)	(43,077,803)

Net realized and unrealized gain (loss)	(365,506,332)	(327,022,335)	(509,583,925)	(488,834,891)

Net income (loss)	$(373,752,833)	$(335,299,399)	$(525,757,578)	$(505,287,038)

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$3,242,449,608

Addition of 66,257,500 shares	3,278,116,196
Redemption of 58,579,011* shares	(2,983,241,928)

Net addition (redemption) of 7,678,489 shares	294,874,268

Net investment income (loss)	(16,173,653)
Net realized gain (loss)	(455,436,181)
Change in net unrealized appreciation/depreciation	(54,147,744)

Net income (loss)	(525,757,578)

Shareholders’ equity, at June 30, 2013	$3,011,566,298

*	Amount includes $600 of redemptions related to the termination of offerings of the New Funds. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flow from operating activities
Net income (loss)	$(525,757,578)	$(505,287,038)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(92,241,439)	(316,415,058)
Net sale (purchase) of short-term U.S. government and agency obligations	378,376,504	(33,723,101)
Change in unrealized appreciation/depreciation on investments	47,217,693	(2,080,191)
Decrease (Increase) in receivable on futures contracts	7,325,537	(38,803,668)
Decrease (Increase) in receivable from Sponsor	(30,376)	—
Decrease (Increase) in Limitation by Sponsor	(31,996)	(21,461)
Change in offering cost	58,175	(30,996)
Increase (Decrease) in management fee payable	(278,203)	15,313
Increase (Decrease) in payable on futures contracts	(66,088,180)	81,425,972
Increase (Decrease) in payable for offering costs	77,223	224,680

Net cash provided by (used in) operating activities	(251,372,640)	(814,695,548)

Cash flow from financing activities
Proceeds from addition of shares	3,278,211,023	3,166,756,528
Payment on shares redeemed*	(3,028,355,414)	(2,353,658,628)

Net cash provided by (used in) financing activities	249,855,609	813,097,900

Net increase (decrease) in cash	(1,517,031)	(1,597,648)
Cash, beginning of period	19,959,356	19,145,045

Cash, end of period	$18,442,325	$17,547,397

*	Amount includes $600 of redemptions related to the termination of offerings of the New Funds. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE 1 – ORGANIZATION

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2013, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

The Trust also registered shares for three additional series; ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy, collectively referred to as the “New Funds”. On April 24, 2013, the registered offerings for each of the New Funds, which had never been publicly offered, were terminated.

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

Eight of the Funds, ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra Euro and ProShares Ultra Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares Ultra Silver, commenced trading on the NYSE Arca on December 3, 2008. Two of the Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares UltraShort DJ-UBS Natural Gas and ProShares Ultra DJ-UBS Natural Gas, commenced trading on the NYSE Arca on October 4, 2011. One of the Funds, ProShares Short Euro, commenced trading on the NYSE Arca on June 26, 2012. Two of the Funds, ProShares UltraShort Australian Dollar and ProShares Ultra Australian Dollar, commenced trading on the NYSE Arca on July 17, 2012.

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the years ended December 31, 2012 and 2011 and the six months ended June 30, 2013. The ticker symbols for these Funds did not change and each Fund continues to trade on the NYSE Arca.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price

ProShares UltraShort DJ-UBS Commodity	February 25, 2011	1-for-5 reverse Share split	February 25, 2011
ProShares UltraShort DJ-UBS Crude Oil	February 25, 2011	1-for-5 reverse Share split	February 25, 2011
ProShares UltraShort DJ-UBS Natural Gas	May 11, 2012	3-for-1 Share split	May 11, 2012
ProShares UltraShort DJ-UBS Natural Gas	June 10, 2013	1-for-4 reverse Share split	June 10, 2013
ProShares UltraShort Gold	October 5, 2012	1-for-4 reverse Share split	October 5, 2012
ProShares UltraShort Silver	February 25, 2011	1-for-4 reverse Share split	February 25, 2011
ProShares UltraShort Silver	May 11, 2012	1-for-5 reverse Share split	May 11, 2012
ProShares UltraShort Yen	October 13, 2011	1-for-3 reverse Share split	October 13, 2011
ProShares Ultra DJ-UBS Crude Oil	February 25, 2011	1-for-4 reverse Share split	February 25, 2011
ProShares Ultra DJ-UBS Natural Gas	May 11, 2012	1-for-5 reverse Share split	May 11, 2012
ProShares Ultra Silver	October 13, 2011	2-for-1 Share split	October 13, 2011
ProShares VIX Short-Term Futures ETF	June 10, 2013	1-for-5 reverse Share split	June 10, 2013
ProShares Ultra VIX Short-Term Futures ETF	March 8, 2012	1-for-6 reverse Share split	March 8, 2012
ProShares Ultra VIX Short-Term Futures ETF	September 7, 2012	1-for-10 reverse Share split	September 7, 2012
ProShares Ultra VIX Short-Term Futures ETF	June 10, 2013	1-for-10 reverse Share split	June 10, 2013
ProShares Short VIX Short-Term Futures ETF	October 5, 2012	2-for-1 Share split	October 5, 2012

The reverse splits were applied retroactively for all periods presented, reducing the number of Shares outstanding for each of ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF, and resulted in a proportionate increase in the price per Share and per Share information of each such Fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse split.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated June 30, 2013, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ final net asset value for creation and redemption of fund Shares for the three months ended June 30, 2013 were as follows. All times are Eastern Standard Time:

	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	7:00 A.M.	June 28
UltraShort Gold, Ultra Gold	10:00 A.M.	June 28
UltraShort DJ-UBS Crude Oil, Ultra DJ-UBS Crude Oil	2:30 P.M.	June 28
UltraShort DJ-UBS Natural Gas, Ultra DJ-UBS Natural Gas	2:30 P.M.	June 28
UltraShort DJ-UBS Commodity, Ultra DJ-UBS Commodity	3:00 P.M.	June 28
UltraShort Australian Dollar, Ultra Australian Dollar	4:00 P.M.	June 28
Short Euro, UltraShort Euro, Ultra Euro	4:00 P.M.	June 28
UltraShort Yen, Ultra Yen	4:00 P.M.	June 28
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	4:15 P.M.	June 28
VIX Mid-Term Futures ETF	4:15 P.M.	June 28

Although the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ Shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended June 30, 2013.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund, the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s and VIX Funds’ final creation/redemption NAV for the three months ended June 30, 2013.

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

The following table summarizes the valuation of investments at June 30, 2013 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
UltraShort DJ-UBS Commodity	$3,191,531	$—	$—	$—	$412,248	$3,603,779
UltraShort DJ-UBS Crude Oil	231,327,320	(878,497)	—	—	(380,021)	230,068,802
UltraShort DJ-UBS Natural Gas	16,503,821	2,329,474	—	—	—	18,833,295
UltraShort Gold	135,973,947	41,240	51,785,690	—	—	187,800,877
UltraShort Silver	81,895,916	23,400	41,146,185	—	—	123,065,501
Short Euro	3,316,934	67,613	—	—	—	3,384,547
UltraShort Australian Dollar	19,591,494	1,398,641	—	—	—	20,990,135
UltraShort Euro	519,058,420	—	—	4,746,724	—	523,805,144
UltraShort Yen	542,423,314	—	—	(4,128,086)	—	538,295,228
Ultra DJ-UBS Commodity	4,199,586	—	—	—	(471,275)	3,728,311
Ultra DJ-UBS Crude Oil	207,733,071	312,348	—	—	4,186,474	212,231,893
Ultra DJ-UBS Natural Gas	34,894,234	(5,946,238)	—	—	—	28,947,996
Ultra Gold	191,165,003	(41,260)	(53,705,404)	—	—	137,418,339
Ultra Silver	585,906,874	(23,500)	(176,550,859)	—	—	409,332,515
Ultra Australian Dollar	2,922,887	(207,107)	—	—	—	2,715,780
Ultra Euro	3,442,640	—	—	(37,031)	—	3,405,609
Ultra Yen	3,057,900	—	—	10,064	—	3,067,964
VIX Short-Term Futures ETF	133,770,653	1,236,537	—	—	—	135,007,190
VIX Mid-Term Futures ETF	57,492,428	5,582,434	—	—	—	63,074,862
Ultra VIX Short-Term Futures ETF	95,589,019	3,240,971	—	—	—	98,829,990
Short VIX Short-Term Futures ETF	83,294,070	(633,671)	—	—	—	82,660,399

Total Trust	$2,956,751,062	$6,502,385	$(137,324,388)	$591,671	$3,747,426	$2,830,268,156

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts

At June 30, 2013, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2012 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
UltraShort DJ-UBS Commodity	$2,803,904	$—	$—	$—	$148,502	$2,952,406
UltraShort DJ-UBS Crude Oil	87,046,389	(4,029,721)	—	—	(5,607,060)	77,409,608
UltraShort DJ-UBS Natural Gas	10,042,731	409,135	—	—	—	10,451,866
UltraShort Gold	88,575,398	15,240	3,729,856	—	—	92,320,494
UltraShort Silver	86,206,701	40,020	19,307,685	—	—	105,554,406
Short Euro	3,409,904	(55,056)	—	—	—	3,354,848
UltraShort Australian Dollar	3,302,907	85,590	—		—	3,388,497
UltraShort Euro	553,430,562	—	—	(13,147,572)	—	540,282,990
UltraShort Yen	362,743,231	—	—	38,114,175	—	400,857,406
Ultra DJ-UBS Commodity	6,240,951	—	—	—	(306,268)	5,934,683
Ultra DJ-UBS Crude Oil	437,662,650	21,960,410	—	—	33,333,620	492,956,680
Ultra DJ-UBS Natural Gas	64,313,224	(3,816,950)	—	—	—	60,496,274
Ultra Gold	350,624,904	(15,240)	(15,652,058)	—	—	334,957,606
Ultra Silver	891,057,386	(40,020)	(145,740,706)	—	—	745,276,660
Ultra Australian Dollar	3,570,894	(99,030)	—	—	—	3,471,864
Ultra Euro	4,546,944	—	—	87,159	—	4,634,103
Ultra Yen	4,587,918	—	—	(494,296)	—	4,093,622
VIX Short-Term Futures ETF	144,060,921	(221,419)	—	—	—	143,839,502
VIX Mid-Term Futures ETF	79,930,866	(1,470,410)	—	—	—	78,460,456
Ultra VIX Short-Term Futures ETF	97,440,843	2,057,062	—	—	301,351	99,799,256
Short VIX Short-Term Futures ETF	53,686,352	(1,387,175)	—	—	—	52,299,177

Total Trust	$3,335,285,580	$13,432,436	$(138,355,223)	$24,559,466	$27,870,145	$3,262,792,404

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts

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

Brokerage Commissions and Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission (“CFTC”) regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis. For the six months ended June 30, 2013, the Sponsor paid, and is currently paying, brokerage commissions on VIX futures contracts for the Matching VIX Funds.

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

Swap Agreements

Certain of the Funds enter into swap agreements for purposes of pursuing their investment objectives or as a substitute for investing directly in (or shorting) an underlying index, currency or commodity, or to create an economic hedge against a position. Swap agreements are two-party contracts that have traditionally been entered into primarily with institutional investors in over-the-counter (“OTC”) markets for a specified period, ranging from a day to more than one year. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides for significant reforms of the OTC derivative markets, including a requirement to execute certain swap and forward transactions on a CFTC-regulated market and/or to clear such transactions through a CFTC-regulated central clearing organization. In a standard swap transaction, two parties agree to exchange the returns earned or realized on a particular predetermined investment, instrument or index in exchange for a fixed or floating rate of return in respect of a predetermined notional amount. In the case of futures contracts based indices, such as those used by the Commodity Index Funds and the VIX Funds, the reference interest rate is zero. Transaction or commission costs are reflected in the benchmark level at which the transaction is entered into. The gross returns to be exchanged are calculated with respect to a notional amount and the benchmark returns to which the swap is linked. Swap agreements do not involve the delivery of underlying instruments.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at June 30, 2013 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2013, the collateral posted by counterparties consisted of cash and U.S. Treasury Securities.

The counterparty/credit risk for cleared derivative transactions is generally lower than for uncleared OTC derivatives since generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing organization for performance of financial obligations. In addition, cleared derivative transactions benefit from daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes a Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2013, the collateral posted by counterparties consisted of cash and U.S. Treasury Securities.

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

The counterparty/credit risk for cleared derivative transactions is generally lower than for uncleared OTC derivatives since generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing organization for performance of financial obligations. In addition, cleared derivative transactions benefit from daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries.

Fair Value of Derivative Instruments

as of June 30, 2013

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$412,248		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Crude Oil	$1,691,667	*
		ProShares UltraShort DJ-UBS Crude Oil	433,149			ProShares Ultra DJ-UBS Commodity	471,275
		ProShares UltraShort DJ-UBS Natural Gas	2,329,474	*		ProShares Ultra DJ-UBS Natural Gas	5,946,238	*
		ProShares UltraShort Gold	51,826,930	*		ProShares Ultra Gold	53,746,664	*
		ProShares UltraShort Silver	41,169,585	*		ProShares Ultra Silver	176,574,359	*
		ProShares Ultra DJ-UBS Crude Oil	4,498,822	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	67,613	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Euro	1,655,091
		ProShares UltraShort Australian Dollar	1,398,641	*		ProShares UltraShort Yen	6,956,913
		ProShares UltraShort Euro	6,401,815			ProShares Ultra Australian Dollar	207,107	*
		ProShares UltraShort Yen	2,828,827			ProShares Ultra Euro	39,032
		ProShares Ultra Euro	2,001			ProShares Ultra Yen	164
		ProShares Ultra Yen	10,228

VIX Futures Contracts	Receivables on open futures contracts and unrealized appreciation on swap agreements	ProShares VIX Short-Term Futures ETF	2,794,117	*	Payable on open futures contracts and unrealized depreciation on swap agreements	ProShares VIX Short-Term Futures ETF	1,557,580	*
		ProShares VIX Mid-Term Futures ETF	5,582,434	*		ProShares Ultra VIX Short-Term Futures ETF	3,256,620	*
		ProShares Ultra VIX Short-Term Futures ETF	6,497,591	*		ProShares Short VIX Short-Term Futures ETF	1,894,221	*
		ProShares Short VIX Short-Term Futures ETF	1,260,550	*

		Total Trust	$127,514,025	*		Total Trust	$253,996,931	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2012

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$148,502		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Crude Oil	$9,636,781	*
		ProShares UltraShort DJ-UBS Natural Gas	409,135	*		ProShares Ultra DJ-UBS Commodity	306,268
		ProShares UltraShort Gold	3,745,096	*		ProShares Ultra DJ-UBS Natural Gas	3,816,950	*
		ProShares UltraShort Silver	19,347,705	*		ProShares Ultra Gold	15,667,298	*
		ProShares Ultra DJ-UBS Crude Oil	55,294,030	*		ProShares Ultra Silver	145,780,726	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares UltraShort Australian Dollar	85,590	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Short Euro	55,056	*
		ProShares UltraShort Euro	251,047			ProShares Ultra Australian Dollar	99,030	*
		ProShares UltraShort Yen	38,346,817			ProShares UltraShort Euro	13,398,619
		ProShares Ultra Euro	89,473			ProShares UltraShort Yen	232,642
		ProShares Ultra Yen	13,523			ProShares Ultra Euro	2,314
						ProShares Ultra Yen	507,819

VIX Futures Contracts	Receivables on open futures contracts and unrealized appreciation on swap agreements	ProShares VIX Short-Term Futures ETF	2,368,824	*	Payable on open futures contracts and unrealized depreciation on swap agreements	ProShares VIX Short-Term Futures ETF	2,590,243	*
		ProShares VIX Mid-Term Futures ETF	233,160	*		ProShares VIX Mid-Term Futures ETF	1,703,570	*
		ProShares Ultra VIX Short-Term Futures ETF	4,034,873	*		ProShares Ultra VIX Short-Term Futures ETF	1,676,460	*
		ProShares Short VIX Short-Term Futures ETF	627,059	*		ProShares Short VIX Short-Term Futures ETF	2,014,234	*

		Total Trust	$124,994,834	*		Total Trust	$197,488,010	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2013

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$150,169	$505,167
		ProShares UltraShort DJ-UBS Crude Oil	1,025,654	9,878,372
		ProShares UltraShort DJ-UBS Natural Gas	(834,719)	5,826,227
		ProShares UltraShort Gold	20,858,050	55,074,622
		ProShares UltraShort Silver	51,615,327	40,886,777
		ProShares Ultra DJ-UBS Commodity	(274,078)	(586,322)
		ProShares Ultra DJ-UBS Crude Oil	20,733,669	(22,057,265)
		ProShares Ultra DJ-UBS Natural Gas	9,153,747	(19,990,856)
		ProShares Ultra Gold	(68,008,649)	(62,970,484)
		ProShares Ultra Silver	(322,610,723)	(168,439,871)

Foreign Exchange Contracts	Net realized gain (loss) on futures contracts and forward agreements/changes in unrealized appreciation/ depreciation on futures contracts and forward agreements	ProShares Short Euro	(67,938)	5,900
		ProShares UltraShort Australian Dollar	1,793,067	1,508,211
		ProShares UltraShort Euro	(8,147,050)	(8,918,725)
		ProShares UltraShort Yen	48,138,405	(6,860,712)
		ProShares Ultra Australian Dollar	(590,630)	(332,037)
		ProShares Ultra Euro	36,991	96,965
		ProShares Ultra Yen	(456,601)	80,626

VIX Futures Contracts	Net realized gain (loss) on futures contracts and swap agreements/changes in unrealized appreciation/ depreciation on futures contracts and swap agreements	ProShares VIX Short-Term Futures ETF	11,156,344	9,582,597
		ProShares VIX Mid-Term Futures ETF	(2,486,914)	7,458,863
		ProShares Ultra VIX Short-Term Futures ETF	17,763,794	21,978,092
		ProShares Short VIX Short-Term Futures ETF	(4,128,965)	(3,022,387)

		Total Trust	$(225,181,050)	$(140,296,240)

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2012

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$1,440,617	$(529,837)
		ProShares UltraShort DJ-UBS Crude Oil	54,331,980	(4,689,499)
		ProShares UltraShort DJ-UBS Natural Gas	1,866,063	(11,132,490)
		ProShares UltraShort Gold	3,258,237	4,384,700
		ProShares UltraShort Silver	39,062,875	13,285,037
		ProShares Ultra DJ-UBS Commodity	(1,858,138)	972,171
		ProShares Ultra DJ-UBS Crude Oil	(112,159,856)	16,382,312
		ProShares Ultra DJ-UBS Natural Gas	(21,504,204)	34,960,080
		ProShares Ultra Gold	(20,402,544)	(12,223,665)
		ProShares Ultra Silver	(219,393,573)	(68,862,262)

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward and futures contracts/changes in unrealized appreciation/ depreciation on foreign currency forward and futures contracts	ProShares Short Euro	(2,000)	(50,313)
		ProShares UltraShort Euro	82,141,512	8,466,287
		ProShares UltraShort Yen	(10,400,196)	(8,995,775)
		ProShares Ultra Euro	(617,222)	(171,629)
		ProShares Ultra Yen	204,025	125,587

VIX Futures Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and swap agreements	ProShares VIX Short-Term Futures ETF	(9,362,087)	1,033,366
		ProShares VIX Mid-Term Futures ETF	(3,325,870)	5,016,790
		ProShares Ultra VIX Short-Term Futures ETF	(59,484,607)	(25,815,390)
		ProShares Short VIX Short-Term Futures ETF	(2,781,528)	(229,628)

		Total Trust	$(278,986,516)	$(48,074,158)

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2013

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$458,667	$263,746
		ProShares UltraShort DJ-UBS Crude Oil	(5,099,504)	8,378,263
		ProShares UltraShort DJ-UBS Natural Gas	(2,608,140)	1,920,339
		ProShares UltraShort Gold	33,741,517	48,081,834
		ProShares UltraShort Silver	80,819,839	21,821,880
		ProShares Ultra DJ-UBS Commodity	(782,975)	(165,007)
		ProShares Ultra DJ-UBS Crude Oil	87,297,994	(50,795,208)
		ProShares Ultra DJ-UBS Natural Gas	14,901,941	(2,129,288)
		ProShares Ultra Gold	(118,423,854)	(38,079,366)
		ProShares Ultra Silver	(538,299,271)	(30,793,633)

Foreign Exchange Contracts	Net realized gain (loss) on futures contracts and forward agreements/changes in unrealized appreciation/ depreciation on futures contracts and forward agreements	ProShares Short Euro	(75,938)	122,669
		ProShares UltraShort Australian Dollar	1,905,097	1,313,051
		ProShares UltraShort Euro	(11,096,730)	17,894,296
		ProShares UltraShort Yen	145,024,702	(42,242,261)
		ProShares Ultra Australian Dollar	(739,905)	(108,077)
		ProShares Ultra Euro	(28,371)	(124,190)
		ProShares Ultra Yen	(1,674,572)	504,360

VIX Futures Contracts	Net realized gain (loss) on futures contracts and swap agreements/changes in unrealized appreciation/ depreciation on futures contracts and swap agreements	ProShares VIX Short-Term Futures ETF	(44,252,605)	1,457,956
		ProShares VIX Mid-Term Futures ETF	(12,747,085)	7,052,844
		ProShares Ultra VIX Short-Term Futures ETF	(104,926,279)	882,558
		ProShares Short VIX Short-Term Futures ETF	21,075,146	753,504

		Total Trust	$(455,530,326)	$(53,989,730)

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2012

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$1,514,927	$(890,925)
		ProShares UltraShort DJ-UBS Crude Oil	50,500,369	(5,591,189)
		ProShares UltraShort DJ-UBS Natural Gas	6,303,174	(5,201,530)
		ProShares UltraShort Gold	1,712,252	(28,683,373)
		ProShares UltraShort Silver	3,378,461	(21,057,715)
		ProShares Ultra DJ-UBS Commodity	(2,180,586)	1,393,496
		ProShares Ultra DJ-UBS Crude Oil	(96,615,721)	25,471,940
		ProShares Ultra DJ-UBS Natural Gas	(26,662,775)	19,416,770
		ProShares Ultra Gold	(50,261,340)	64,238,229
		ProShares Ultra Silver	(211,287,123)	64,046,521

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward and futures contracts/changes in unrealized appreciation/ depreciation on foreign currency forward and futures contracts	ProShares Short Euro	(2,000)	(50,313)
		ProShares UltraShort Euro	120,954,100	(90,022,265)
		ProShares UltraShort Yen	10,452,808	8,437,864
		ProShares Ultra Euro	(866,798)	640,153
		ProShares Ultra Yen	(221,184)	(203,105)

VIX Futures Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and swap agreements	ProShares VIX Short-Term Futures ETF	(52,094,224)	(16,312,581)
		ProShares VIX Mid-Term Futures ETF	(25,743,470)	(24,810)
		ProShares Ultra VIX Short-Term Futures ETF	(178,731,599)	(59,426,823)
		ProShares Short VIX Short-Term Futures ETF	4,076,312	585,922

		Total Trust	$(445,774,417)	$(43,233,734)

Offsetting Assets and Liabilities

Effective January 1, 2013, the Funds adopted Accounting Standards Update (“ASU”) No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” which was subsequently clarified in ASU 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.

As described in Note 3, the Funds utilize derivative instruments to achieve each Fund’s investment objective. The amounts shown in the Statement of Financial Condition do not take into consideration the effects of legally enforceable master netting agreements. The following tables present the gross and net amounts of these assets and liabilities with any offsets to reflect the Funds’ ability to reflect the master netting agreements at June 30, 2013 and December 31, 2012:

ProShares UltraShort DJ-UBS Commodity

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Swap agreements	$412,248	$—	$412,248

Total	$412,248	$—	$412,248

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$115,736	$—	$—	$115,736
Goldman Sachs International	249,202	—	—	249,202
UBS AG	47,310	—	—	47,310

Total	$412,248	$—	$—	$412,248

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Swap agreements	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

ProShares UltraShort DJ-UBS Crude Oil

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$948,600	$—	$948,600
Swap agreements	433,149	—	433,149

Total	$1,381,749	$—	$1,381,749

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Goldman Sachs & Co.	$948,600	$—	$—	$948,600
Societe Generale S.A.	279,982	—	—	279,982
UBS AG	153,167	—	—	153,167

Total	$1,381,749	$—	$—	$1,381,749

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—
Swap agreements	813,170	—	813,170

Total	$813,170	$—	$813,170

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Liabilities	Instruments	Pledged	Net Amount

Deutsche Bank AG	$617,121	$(617,121)	$—	$—
Goldman Sachs International	196,049	(196,049)	—	—

Total	$813,170	$(813,170)	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort DJ-UBS Natural Gas

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$156,328	$—	$156,328

Total	$156,328	$—	$156,328

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Goldman Sachs & Co.	$156,328	$—	$—	$156,328

Total	$156,328	$—	$—	$156,328

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Gold

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Forward agreements	$51,785,690	$—	$51,785,690
Futures contracts*	—	—	—

Total	$51,785,690	$—	$51,785,690

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$30,994,698	$—	$—	$30,994,698
Goldman Sachs International	7,224,251	—	—	7,224,251
Societe Generale S.A.	7,403,722	—	—	7,403,722
UBS AG	6,163,019	—	—	6,163,019

Total	$51,785,690	$—	$—	$51,785,690

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Forward agreements	$—	$—	$—
Futures contracts*	2,420	—	2,420

Total	$2,420	$—	$2,420

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Goldman Sachs & Co.	$2,420	$—	$(2,420)	$—

Total	$2,420	$—	$(2,420)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Silver

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Forward agreements	$41,146,185	$—	$41,146,185
Futures contracts*	—	—	—

Total	$41,146,185	$—	$41,146,185

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$26,789,324	$—	$—	$26,789,324
Goldman Sachs International	4,141,484	—	—	4,141,484
Societe Generale S.A.	6,806,911	—	—	6,806,911
UBS AG	3,408,466	—	—	3,408,466

Total	$41,146,185	$—	$—	$41,146,185

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Forward agreements	$—	$—	$—
Futures contracts*	9,170	—	9,170

Total	$9,170	$—	$9,170

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Goldman Sachs & Co.	$9,170	$—	$(9,170)	$—

Total	$9,170	$—	$(9,170)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Short Euro

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$8,338	$—	$8,338

Total	$8,338	$—	$8,338

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

RBC Capital Markets	$8,338	$—	$—	$8,338

Total	$8,338	$—	$—	$8,338

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Australian Dollar

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$533,851	$—	$533,851

Total	$533,851	$—	$533,851

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

RBC Capital Markets	$533,851	$—	$—	$533,851

Total	$533,851	$—	$—	$533,851

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShort Ultrashort Euro

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Foreign currency forward contracts	$6,401,815	$—	$6,401,815

Total	$6,401,815	$—	$6,401,815

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Goldman Sachs International	$3,121,033	$—	$—	$3,121,033
UBS AG	3,280,782	—	—	3,280,782

Total	$6,401,815	$—	$—	$6,401,815

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Foreign currency forward contracts	$1,655,091	$—	$1,655,091

Total	$1,655,091	$—	$1,655,091

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Goldman Sachs International	$783,826	$(783,826)	$—	$—
UBS AG	871,265	(871,265)	—	—

Total	$1,655,091	$(1,655,091)	$—	$—

ProShares Ultrashort Yen

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Foreign currency forward contracts	$2,828,827	$—	$2,828,827

Total	$2,828,827	$—	$2,828,827

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Goldman Sachs International	$2,828,827	$—	$—	$2,828,827

Total	$2,828,827	$—	$—	$2,828,827

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Foreign currency forward contracts	$6,956,913	$—	$6,956,913

Total	$6,956,913	$—	$6,956,913

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Goldman Sachs International	$2,932,909	$(2,932,909)	$—	$—
UBS AG	4,024,004	(4,024,004)	—	—

Total	$6,956,913	$(6,956,913)	$—	$—

ProShares Ultra DJ-UBS Commodity

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Swap agreements	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Swap agreements	$471,275	$—	$471,275

Total	$471,275	$—	$471,275

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Deutsche Bank AG	$109,267	$(109,267)	$—	$—
Goldman Sachs International	232,010	(232,010)	—	—
UBS AG	129,998	(129,998)	—	—

Total	$471,275	$(471,275)	$—	$—

ProShares Ultra DJ-UBS Crude Oil

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—
Swap agreements	4,186,474	—	4,186,474

Total	$4,186,474	$—	$4,186,474

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$892,115	$—	$—	$892,115
Goldman Sachs International	2,304,658	—	—	2,304,658
Societe Generale S.A.	242,147	—	—	242,147
UBS AG	747,554	—	—	747,554

Total	$4,186,474	$—	$—	$4,186,474

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$702,657	$—	$702,657
Swap agreements	—	—	—

Total	$702,657	$—	$702,657

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Goldman Sachs & Co.	$702,657	$—	$(702,657)	$—

Total	$702,657	$—	$(702,657)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra DJ-UBS Natural Gas

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$401,083	$—	$401,083

Total	$401,083	$—	$401,083

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Goldman Sachs & Co.	$401,083	$—	$(401,083)	$—

Total	$401,083	$—	$(401,083)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Gold

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Forward agreements	$—	$—	$—
Futures contracts*	2,420	—	2,420

Total	$2,420	—	$2,420

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Goldman Sachs & Co.	$2,420	$—	$—	$2,420

Total	$2,420	$—	$—	$2,420

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Forward agreements	$53,705,404	$—	$53,705,404
Futures contracts*	—	—	—

Total	$53,705,404	$—	$53,705,404

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Deutsche Bank AG	$34,265,059	$(34,265,059)	$—	$—
Goldman Sachs International	7,468,030	(7,468,030)	—	—
Societe Generale S.A.	6,059,415	(6,059,415)	—	$—
UBS AG	5,912,900	(5,912,900)	—	$—

Total	$53,705,404	$(53,705,404)	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Silver

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Forward agreements	$—	$—	$—
Futures contracts*	9,170	—	9,170

Total	$9,170	$—	$9,170

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Goldman Sachs & Co.	$9,170	$—	$—	$9,170

Total	$9,170	$—	$—	$9,170

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Forward agreements	$176,550,859	$—	$176,550,859
Futures contracts*	—	—	—

Total	$176,550,859	$—	$176,550,859

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Deutsche Bank AG	$100,661,789	$(100,661,789)	$—	$—
Goldman Sachs International	24,477,384	(24,477,384)	—	—
Societe Generale S.A.	31,882,510	(31,882,510)	—	—
UBS AG	19,529,176	(19,529,176)	—	—

Total	$176,550,859	$(176,550,859)	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Australian Dollar

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$84,282	$—	$84,282

Total	$84,282	$—	$84,282

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

RBC Capital Markets	$84,282	$—	$(84,282)	$—

Total	$84,282	$—	$(84,282)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Euro

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Foreign currency forward contracts	$2,001	$—	$2,001

Total	$2,001	$—	$2,001

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Goldman Sachs International	$1,584	$—	$—	$1,584
UBS AG	417	—	—	417

Total	$2,001	$—	$—	$2,001

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Foreign currency forward contracts	$39,032	$—	$39,032

Total	$39,032	$—	$39,032

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Goldman Sachs International	$10,596	$(10,596)	$—	$—
UBS AG	28,436	(28,436)	—	—

Total	$39,032	$(39,032)	$—	$—

ProShares Ultra Yen

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Foreign currency forward contracts	$10,228	$—	$10,228

Total	$10,228	$—	$10,228

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Goldman Sachs International	$9,004	$—	$—	$9,004
UBS AG	1,224	—	—	1,224

Total	$10,228	$—	$—	$10,228

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Foreign currency forward contracts	$164	$—	$164

Total	$164	$—	$164

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

UBS AG	$164	$(164)	$—	$—

Total	$164	$(164)	$—	$—

ProShares VIX Short-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$776,726	$—	$776,726

Total	$776,726	$—	$776,726

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

RBC Capital Markets	$776,726	$—	$(776,726)	$—

Total	$776,726	$—	$(776,726)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares VIX Mid-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$516,649	$—	$516,649

Total	$516,649	$—	$516,649

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

RBC Capital Markets	$516,649	$—	$(516,649)	$—

Total	$516,649	$—	$(516,649)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra VIX Short-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of June 30 , 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$6,404,993	$—	$6,404,993

Total	$6,404,993	$—	$6,404,993

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

RBC Capital Markets	$6,404,993	$—	$(6,404,993)	$—

Total	$6,404,993	$—	$(6,404,993)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Short VIX Short-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$628,781	$—	$628,781

Total	$628,781	$—	$628,781

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

RBC Capital Markets	$628,781	$—	$—	$628,781

Total	$628,781	$—	$—	$628,781

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of June 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort DJ-UBS Commodity

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Swap agreements	$148,502	$—	$148,502

Total	$148,502	$—	$148,502

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the
		Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs International	$104,181	$—	$—	$104,181
UBS AG	44,321	—	—	44,321

Total	$148,502	$—	$—	$148,502

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Net Amounts of
Liabilities
		Gross Amounts	Presented in the
	Gross Amounts	Offset in the	Statement of
	of Recognized	Statement of	Financial
Liabilities	Liabilities	Financial Condition	Condition
Swap agreements	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the
Statement of Financial Condition
Net Amounts of
Liabilities
Presented in the
	Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

ProShares UltraShort DJ-UBS Crude Oil

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Net Amounts of
Assets
		Gross Amounts	Presented in the
	Gross Amounts	Offset in the	Statement of
	of Recognized	Statement of	Financial
Assets	Assets	Financial Condition	Condition
Futures contracts*	$—	$—	$—
Swap agreements	—	—	—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the
Statement of Financial Condition
Net Amounts of
Assets
Presented in the
Statement of
	Financial	Financial	Cash Collateral
	Condition	Instruments	Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

			Net Amounts of
			Liabilities
		Gross Amounts	Presented in the
	Gross Amounts	Offset in the	Statement of
	of Recognized	Statement of	Financial
Liabilities	Liabilities	Financial Condition	Condition
Futures contracts*	$979,336	$—	$979,336
Swap agreements	5,607,060	—	5,607,060

Total	$6,586,396	$—	$6,586,396

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the
		Statement of Financial Condition
	Net Amounts of
	Liabilities
	Presented in the
	Statement of
	Financial	Financial	Cash Collateral	Net
	Condition	Instruments	Pledged	Amount
Goldman Sachs & Co.	$979,336	$—	$(979,336)	$—
Goldman Sachs International	1,880,292	(1,880,292)	—	—
Societe Generale S.A.	1,730,366	(1,730,366)	—	—
UBS AG	1,996,402	(1,996,402)	—	—

Total	$6,586,396	$(5,607,060)	$(979,336)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort DJ-UBS Natural Gas

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

			Net Amounts of
			Assets
		Gross Amounts	Presented in the
	Gross Amounts	Offset in the	Statement of
	of Recognized	Statement of	Financial
Assets	Assets	Financial Condition	Condition
Futures contracts*	$632,777	$—	$632,777

Total	$632,777	$—	$632,777

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the
		Statement of Financial Condition
	Net Amounts of
	Assets
	Presented in the
	Statement of
	Financial	Financial	Cash Collateral	Net
	Condition	Instruments	Received	Amount
Goldman Sachs & Co.	$632,777	$—	$—	$632,777

Total	$632,777	$—	$—	$632,777

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Net Amounts of
Liabilities
		Gross Amounts	Presented in the
	Gross Amounts	Offset in the	Statement of
	of Recognized	Statement of	Financial
Liabilities	Liabilities	Financial Condition	Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the
Statement of Financial Condition
Net Amounts of
Liabilities
Presented in the
Statement of
	Financial	Financial	Cash Collateral
	Condition	Instruments	Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Gold

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Net Amounts of
Assets
		Gross Amounts	Presented in the
	Gross Amounts	Offset in the	Statement of
	of Recognized	Statement of	Financial
Assets	Assets	Financial Condition	Condition
Forward agreements	$3,729,856	$—	$3,729,856
Futures contracts*	—	—	—

Total	$3,729,856	$—	$3,729,856

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the
		Statement of Financial Condition
	Net Amounts of
	Assets
	Presented in the
	Statement of
	Financial	Financial	Cash Collateral
	Condition	Instruments	Received	Net Amount
Deutsche Bank AG	$2,389,236	$—	$—	$2,389,236
Goldman Sachs International	452,059	—	—	452,059
Societe Generale S.A.	499,264	—	—	499,264
UBS AG	389,297	—	—	389,297

Total	$3,729,856	$—	$—	$3,729,856

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Net Amounts of
Liabilities
		Gross Amounts	Presented in the
	Gross Amounts	Offset in the	Statement of
	of Recognized	Statement of	Financial
Liabilities	Liabilities	Financial Condition	Condition
Forward agreements	$—	$—	$—
Futures contracts*	3,980	—	3,980

Total	$3,980	$—	$3,980

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the
		Statement of Financial Condition
	Net Amounts of
	Liabilities
	Presented in the
	Statement of
	Financial	Financial	Cash Collateral
	Condition	Instruments	Pledged	Net Amount
Goldman Sachs & Co.	$3,980	$—	$(3,980)	$—

Total	$3,980	$—	$(3,980)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Silver

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Net Amounts of
Assets
		Gross Amounts	Presented in the
	Gross Amounts	Offset in the	Statement of
	of Recognized	Statement of	Financial
Assets	Assets	Financial Condition	Condition
Forward agreements	$19,307,685	$—	$19,307,685
Futures contracts*	—	—	—

Total	$19,307,685	$—	$19,307,685

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the
		Statement of Financial Condition
	Net Amounts of
	Assets
	Presented in the
	Statement of
	Financial	Financial	Cash Collateral
	Condition	Instruments	Received	Net Amount
Deutsche Bank AG	$10,786,801	$—	$—	$10,786,801
Goldman Sachs International	3,141,119	—	—	3,141,119
Societe Generale S.A.	3,255,649	—	—	3,255,649
UBS AG	2,124,116	—	—	2,124,116

Total	$19,307,685	$—	$—	$19,307,685

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Net Amounts of
Liabilities
		Gross Amounts	Presented in the
	Gross Amounts	Offset in the	Statement of
	of Recognized	Statement of	Financial
Liabilities	Liabilities	Financial Condition	Condition
Forward agreements	$—	$—	$—
Futures contracts*	2,520	—	2,520

Total	$2,520	$—	$2,520

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the
		Statement of Financial Condition
	Net Amounts of
	Liabilities
	Presented in the
	Statement of
	Financial	Financial	Cash Collateral
	Condition	Instruments	Pledged	Net Amount
Goldman Sachs & Co.	$2,520	$—	$(2,520)	$—

Total	$2,520	$—	$(2,520)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Short Euro

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$6,612	$—	$6,612

Total	$6,612	$—	$6,612

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
RBC Capital Markets	$6,612	$—	$—	$6,612

Total	$6,612	$—	$—	$6,612

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Net Amounts of
Liabilities
		Gross Amounts	Presented in the
	Gross Amounts	Offset in the	Statement of
	of Recognized	Statement of	Financial
Liabilities	Liabilities	Financial Condition	Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
Net Amounts of
Liabilities
Presented in the
Statement of
	Financial	Financial	Cash Collateral
	Condition	Instruments	Pledged	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Australian Dollar

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Net Amounts of
Assets
		Gross Amounts	Presented in the
	Gross Amounts	Offset in the	Statement of
	of Recognized	Statement of	Financial
Assets	Assets	Financial Condition	Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
Net Amounts of
Assets
Presented in the
Statement of
	Financial	Financial	Cash Collateral
	Condition	Instruments	Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

			Net Amounts of
			Liabilities
		Gross Amounts	Presented in the
	Gross Amounts	Offset in the	Statement of
	of Recognized	Statement of	Financial
Liabilities	Liabilities	Financial Condition	Condition
Futures contracts*	$10,950	$—	$10,950

Total	$10,950	$—	$10,950

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the
		Statement of Financial Condition
	Net Amounts of
	Liabilities
	Presented in the
	Statement of
	Financial	Financial	Cash Collateral
	Condition	Instruments	Pledged	Net Amount
RBC Capital Markets	$10,950	$—	$(10,950)	$—

Total	$10,950	$—	$(10,950)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Euro

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

		Gross Amounts	Net Amounts of Assets Presented in the
	Gross Amounts	Offset in the	Statement of
	of Recognized	Statement of	Financial
Assets	Assets	Financial Condition	Condition
Foreign currency forward contracts	$251,047	$—	$251,047

Total	$251,047	$—	$251,047

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the
		Statement of Financial Condition
	Net Amounts of
	Assets
	Presented in the
	Statement of
	Financial	Financial	Cash Collateral
	Condition	Instruments	Received	Net Amount
Goldman Sachs International	$251,047	$—	$—	$251,047

Total	$251,047	$—	$—	$251,047

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

			Net Amounts of
			Liabilities
		Gross Amounts	Presented in the
	Gross Amounts	Offset in the	Statement of
	of Recognized	Statement of	Financial
Liabilities	Liabilities	Financial Condition	Condition
Foreign currency forward contracts	$13,398,619	$—	$13,398,619

Total	$13,398,619	$—	$13,398,619

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the
		Statement of Financial Condition
	Net Amounts of
	Liabilities
	Presented in the
	Statement of
	Financial	Financial	Cash Collateral	Net
	Condition	Instruments	Pledged	Amount
Goldman Sachs International	$6,048,832	$(6,048,832)	$—	$—
UBS AG	7,349,787	(7,349,787)	—	—

Total	$13,398,619	$(13,398,619)	$—	$—

ProShares UltraShort Yen

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

			Net Amounts of
			Assets
		Gross Amounts	Presented in the
	Gross Amounts	Offset in the	Statement of
	of Recognized	Statement of	Financial
Assets	Assets	Financial Condition	Condition
Foreign currency forward contracts	$38,346,817	$—	$38,346,817

Total	$38,346,817	$—	$38,346,817

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the
		Statement of Financial Condition
	Net Amounts of
	Assets
	Presented in the
	Statement of
	Financial	Financial	Cash Collateral
	Condition	Instruments	Received	Net Amount
Goldman Sachs International	$18,518,532	$—	$—	$18,518,532
UBS AG	19,828,285	—	—	19,828,285

Total	$38,346,817	$—	$—	$38,346,817

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

			Net Amounts of
			Liabilities
		Gross Amounts	Presented in the
	Gross Amounts	Offset in the	Statement of
	of Recognized	Statement of	Financial
Liabilities	Liabilities	Financial Condition	Condition
Foreign currency forward contracts	$232,642	$—	$232,642

Total	$232,642	$—	$232,642

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the
		Statement of Financial Condition
	Net Amounts of
	Liabilities
	Presented in the
	Statement of
	Financial	Financial	Cash Collateral	Net
	Condition	Instruments	Pledged	Amount
UBS AG	$232,642	$(232,642)	$—	$—

Total	$232,642	$(232,642)	$—	$—

ProShares Ultra DJ-UBS Commodity

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Net Amounts of
Assets
		Gross Amounts	Presented in the
	Gross Amounts	Offset in the	Statement of
	of Recognized	Statement of	Financial
Assets	Assets	Financial Condition	Condition

Swap agreements	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
Net Amounts of
Assets
Presented in the
Statement of
	Financial	Financial	Cash Collateral
	Condition	Instruments	Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

			Net Amounts of
			Liabilities
		Gross Amounts	Presented in the
	Gross Amounts	Offset in the	Statement of
	of Recognized	Statement of	Financial
Liabilities	Liabilities	Financial Condition	Condition
Swap agreements	$306,268	$—	$306,268

Total	$306,268	$—	$306,268

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the
		Statement of Financial Condition
	Net Amounts of
	Liabilities
	Presented in the
	Statement of
	Financial	Financial	Cash Collateral	Net
	Condition	Instruments	Pledged	Amount
Goldman Sachs International	$198,117	$(198,117)	$—	$—
UBS AG	108,151	(108,151)	—	—

Total	$306,268	$(306,268)	$—	$—

ProShares Ultra DJ-UBS Crude Oil

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$3,430,415	$—	$3,430,415
Swap agreements	33,333,620	—	33,333,620

Total	$36,764,035	$—	$36,764,035

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs & Co.	$3,430,415	$—	$—	$3,430,415
Goldman Sachs International	14,334,730	—	—	14,334,730
Societe Generale S.A.	8,989,866	—	—	8,989,866
UBS AG	10,009,024	—	—	10,009,024

Total	$36,764,035	$—	$—	$36,764,035

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—
Swap agreements	—	—	—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra DJ-UBS Natural Gas

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$4,891,783	$—	$4,891,783

Total	$4,891,783	$—	$4,891,783

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs & Co.	$4,891,783	$—	$(4,891,783)	$—

Total	$4,891,783	$—	$(4,891,783)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Gold

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Forward agreements	$—	$—	$—
Futures contracts*	3,980	—	3,980

Total	$3,980	$—	$3,980

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs & Co.	$3,980	$—	$—	$3,980

Total	$3,980	$—	$—	$3,980

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Forward agreements	$15,652,058	$—	$15,652,058
Futures contracts*	—	—	—

Total	$15,652,058	$—	$15,652,058

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Deutsche Bank AG	$4,622,873	$(4,622,873)	$—	$—
Goldman Sachs International	3,678,367	(3,678,367)	—	—
Societe Generale S.A.	3,715,989	(3,715,989)	—	—
UBS AG	3,634,829	(3,634,829)	—	—

Total	$15,652,058	$(15,652,058)	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Silver

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Forward agreements	$—	$—	$—
Futures contracts*	2,520	—	2,520

Total	$2,520	$—	$2,520

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs & Co.	$2,520	$—	$—	$2,520

Total	$2,520	$—	$—	$2,520

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Forward agreements	$145,740,706	$—	$145,740,706
Futures contracts*	—	—	—

Total	$145,740,706	$—	$145,740,706

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Deutsche Bank AG	$44,873,116	$(42,756,218)	$—	$2,116,898
Goldman Sachs International	34,491,042	(34,491,042)	—	—
Societe Generale S.A.	34,802,217	(34,802,217)	—	—
UBS AG	31,574,331	(31,574,331)	—	—

Total	$145,740,706	$(143,623,808)	$—	$2,116,898

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Australian Dollar

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$12,000	$—	$12,000

Total	$12,000	$—	$12,000

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
RBC Capital Markets	$12,000	$—	$—	$12,000

Total	$12,000	$—	$—	$12,000

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Euro

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Foreign currency forward contracts	$89,473	$—	$89,473

Total	$89,473	$—	$89,473

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs International	$38,327	$—	$—	$38,327
UBS AG	51,146	—	—	51,146

Total	$89,473	$—	$—	$89,473

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Foreign currency forward contracts	$2,314	$—	$2,314

Total	$2,314	$—	$2,314

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs International	$635	$(635)	$—	$—
UBS AG	1,679	(1,679)	—	—

Total	$2,314	$(2,314)	$—	$—

ProShares Ultra Yen

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Foreign currency forward contracts	$13,523	$—	$13,523

Total	$13,523	$—	$13,523

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs International	$7,325	$—	$—	$7,325
UBS AG	6,198	—	—	6,198

Total	$13,523	$—	$—	$13,523

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Foreign currency forward contracts	$507,819	$—	$507,819

Total	$507,819	$—	$507,819

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs International	$231,047	$(231,047)	$—	$—
UBS AG	276,772	(178,999)	—	97,773

Total	$507,819	$(410,046)	$—	$97,773

ProShares VIX Short-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$31,540,181	$—	$31,540,181

Total	$31,540,181	$—	$31,540,181

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
RBC Capital Markets	$31,540,181	$—	$(31,540,181)	$—

Total	$31,540,181	$—	$(31,540,181)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares VIX Mid-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$1,890,675	$—	$1,890,675

Total	$1,890,675	$—	$1,890,675

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
RBC Capital Markets	$1,890,675	$—	$(1,890,675)	$—

Total	$1,890,675	$—	$(1,890,675)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra VIX Short-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—
Swap agreements	301,351	—	301,351

Total	$301,351	$—	$301,351

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Societe Generale S.A.	$301,351	$—	$—	$301,351

Total	$301,351	$—	$—	$301,351

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$35,666,735	$—	$35,666,735
Swap agreements	—	—	—

Total	$35,666,735	$—	$35,666,735

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
RBC Capital Markets	$35,666,735	$—	$(35,666,735)	$—

Total	$35,666,735	$—	$(35,666,735)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Short VIX Short-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$5,524,721	$—	$5,524,721

Total	$5,524,721	$—	$5,524,721

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
RBC Capital Markets	$5,524,721	$—	$—	$5,524,721

Total	$5,524,721	$—	$—	$5,524,721

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

NOTE 4 – AGREEMENTS

Management Fee

Each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV of such Fund. The Sponsor did not and will not charge its fee in the first year of operation of each Fund in an amount equal to the organization and offering costs. The Sponsor reimbursed or will reimburse each Fund to the extent that its offering costs exceed the Management Fee for the first year of operations. The Management Fee is paid in consideration of the Sponsor’s services as commodity pool operator, and for managing the business and affairs of the Funds. From the Management Fee, the Sponsor pays the fees and expenses of the Administrator, Custodian, Distributor, ProFunds Distributors, Inc. (“PDI”), an affiliated broker-dealer of the Sponsor, Transfer Agent and any index licensors for the Funds, the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual K-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of a Fund, and report preparation and mailing expenses. For the six months ended June 30, 2013 and 2012, the Sponsor paid and is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds. Each Fund incurs and pays its non-recurring and unusual fees and expenses.

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

Transaction fees for the three and six months ended June 30, 2013, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
UltraShort DJ-UBS Commodity	$—	$—
UltraShort DJ-UBS Crude Oil	92,528	117,884
UltraShort DJ-UBS Natural Gas	2,369	4,450
UltraShort Gold	37,231	43,090
UltraShort Silver	54,968	68,006
Short Euro	—	—
UltraShort Australian Dollar	—	—
UltraShort Euro	—	—
UltraShort Yen	—	—
Ultra DJ-UBS Commodity	—	283
Ultra DJ-UBS Crude Oil	93,314	146,558
Ultra DJ-UBS Natural Gas	5,706	17,416
Ultra Gold	12,066	13,781
Ultra Silver	45,423	65,674
Ultra Australian Dollar	—	—
Ultra Euro	—	—
Ultra Yen	—	—
VIX Short-Term Futures ETF	—	—
VIX Mid-Term Futures ETF	—	—
Ultra VIX Short-Term Futures ETF	263,908	477,198
Short VIX Short-Term Futures ETF	43,904	76,280

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended June 30, 2013:

For the Three Months Ended June 30, 2013 (unaudited)

Per Share Operating Performance	UltraShort DJ- UBS Commodity	UltraShort DJ- UBS Crude Oil	UltraShort DJ- UBS Natural Gas*	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar
Net asset value, at March 31, 2013	$55.1027	$36.4792	$71.8641	$67.8681	$54.0616	$38.6319	$36.8899
Net investment income (loss)	(0.1323)	(0.0890)	(0.2013)	(0.1885)	(0.1695)	(0.0857)	(0.1080)
Net realized and unrealized gain (loss)#	10.9199	(0.0509)	16.9096	46.4189	56.7051	(0.6198)	9.6293
Change in net asset value from operations	10.7876	(0.1399)	16.7083	46.2304	56.5356	(0.7055)	9.5213
Net asset value, at June 30, 2013	$65.8903	$36.3393	$88.5724	$114.0985	$110.5972	$37.9264	$46.4112

Market value per share, at March 31, 2013†	$51.14	$36.62	$72.24	$68.01	$55.02	$38.65	$36.41
Market value per share, at June 30, 2013†	$64.97	$36.45	$88.00	$106.50	$101.27	$38.01	$46.54

Total Return, at net asset value^	19.6%	(0.4)%	23.2%	68.1%	104.6%	(1.8)%	25.8%
Total Return, at market value^	27.0%	(0.5)%	21.8%	56.6%	84.1%	(1.7)%	27.8%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.99)%	(1.22)%	(0.95)%	(0.95)%	(0.96)%	(1.06)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.94)%	(1.16)%	(0.90)%	(0.90)%	(0.91)%	(1.03)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2013.
**	Percentages are annualized.

For the Three Months Ended June 30, 2013 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra DJ-UBS Natural Gas	Ultra Gold	Ultra Silver
Net asset value, at March 31, 2013	$20.0135	$59.0103	$23.6100	$31.6693	$50.2520	$77.1858	$38.4785
Net investment income (loss)	(0.0435)	(0.1447)	(0.0479)	(0.0674)	(0.1359)	(0.1322)	(0.0534)
Net realized and unrealized gain (loss)	(0.6810)	5.2415	(4.3018)	(1.4405)	(14.0947)	(35.3778)	(22.6818)
Change in net asset value from operations	(0.7245)	5.0968	(4.3497)	(1.5079)	(14.2306)	(35.5100)	(22.7352)
Net asset value, at June 30, 2013	$19.2890	$64.1071	$19.2603	$30.1614	$36.0214	$41.6758	$15.7433

Market value per share, at March 31, 2013†	$20.00	$59.00	$23.92	$31.56	$49.95	$77.01	$37.75
Market value per share, at June 30, 2013†	$19.29	$64.08	$18.96	$30.11	$36.26	$44.63	$17.00

Total Return, at net asset value^	(3.6)%	8.6%	(18.4)%	(4.8)%	(28.3)%	(46.0)%	(59.1)%
Total Return, at market value^	(3.6)%	8.6%	(20.7)%	(4.6)%	(27.4)%	(42.0)%	(55.0)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.98)%	(1.19)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(0.90)%	(0.89)%	(0.94)%	(1.14)%	(0.87)%	(0.88)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2013.
**	Percentages are annualized.

For the Three Months Ended June 30, 2013 (unaudited)

Per Share Operating Performance	Ultra Australian Dollar	Ultra Euro	Ultra Yen	VIX Short- Term Futures ETF*	VIX Mid-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	Short VIX Short-Term Futures ETF
Net asset value, at March 31, 2013	$42.1480	$22.8637	$23.7738	$54.1233	$26.4359	$75.7613	$92.1973
Net investment income (loss)	(0.0909)	(0.0533)	(0.0482)	(0.1069)	(0.0525)	(0.2915)	(0.3259)
Net realized and unrealized gain (loss)#	(9.2248)	0.6640	(2.5057)	1.9255	1.9041	(3.4739)	(13.6086)
Change in net asset value from operations	(9.3157)	0.6107	(2.5539)	1.8186	1.8516	(3.7654)	(13.9345)
Net asset value, at June 30, 2013	$32.8323	$23.4744	$21.2199	$55.9419	$28.2875	$71.9959	$78.2628

Market value per share, at March 31, 2013†	$42.55	$22.92	$23.69	$54.50	$26.43	$76.90	$91.08
Market value per share, at June 30, 2013†	$33.96	$23.25	$21.10	$55.91	$28.25	$71.69	$78.45

Total Return, at net asset value^	(22.1)%	2.7%	(10.7)%	3.4%	7.0%	(5.0)%	(15.1)%
Total Return, at market value^	(20.2)%	1.4%	(10.9)%	2.6%	6.9%	(6.8)%	(13.9)%

Ratios to Average Net Assets**

Expense ratio	(0.99)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(1.80)%	(1.56)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.95)%	(0.90)%	(0.90)%	(0.81)%	(0.81)%	(1.77)%	(1.52)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2013.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended June 30, 2012:

For the Three Months Ended June 30, 2012 (unaudited)

Per Share Operating Performance	UltraShort DJ- UBS Commodity	UltraShort DJ- UBS Crude Oil	UltraShort DJ- UBS Natural Gas*	UltraShort Gold*	UltraShort Silver*	Short Euro+
Net asset value, at March 31, 2012	$55.0086	$35.2448	$195.7666	$67.7407	$52.4356	$40.0000
Net investment income (loss)	(0.1322)	(0.0906)	(0.6847)	(0.1553)	(0.1330)	(0.0060)
Net realized and unrealized gain (loss)	4.1855	14.0762	(73.8133)	3.4041	17.6224	(0.5219)
Change in net asset value from operations	4.0533	13.9856	(74.4980)	3.2488	17.4894	(0.5279)
Net asset value, at June 30, 2012	$59.0619	$49.2304	$121.2686	$70.9895	$69.9250	$39.4721

Market value per share, at March 31, 2012†	$54.71	$35.16	$197.40	$67.24	$52.75	$40.00
Market value per share, at June 30, 2012†	$58.64	$49.42	$120.52	$70.92	$67.82	$39.49

Total Return, at net asset value^	7.4%	39.7%	(38.1)%	4.8%	33.4%	(1.3)%
Total Return, at market value^	7.2%	40.6%	(38.9)%	5.5%	28.6%	(1.3)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.98)%	(1.63)%	(0.95)%	(0.95)%	(1.09)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.92)%	(1.57)%	(0.88)%	(0.88)%	(1.09)%

*	See Note 1 of these Notes to Financial Statements.
+	From commencement of operations, June 26, 2012, through June 30, 2012.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2012.
**	Percentages are annualized.

For the Three Months Ended June 30, 2012 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra DJ-UBS Natural Gas*	Ultra Gold	Ultra Silver
Net asset value, at March 31, 2012	$18.9713	$47.0450	$26.1013	$42.8123	$37.6935	$87.7900	$54.8939
Net investment income (loss)	(0.0447)	(0.0958)	(0.0514)	(0.0745)	(0.1200)	(0.1789)	(0.0978)
Net realized and unrealized gain (loss)	1.9805	(3.4144)	(2.5316)	(15.0248)	8.1186	(7.8493)	(17.7648)
Change in net asset value from operations	1.9358	(3.5102)	(2.5830)	(15.0993)	7.9986	(8.0282)	(17.8626)
Net asset value, at June 30, 2012	$20.9071	$43.5348	$23.5183	$27.7130	$45.6921	$79.7618	$37.0313

Market value per share, at March 31, 2012†	$18.97	$47.05	$25.90	$42.91	$37.40	$88.40	$54.46
Market value per share, at June 30, 2012†	$20.90	$43.51	$23.66	$27.54	$45.75	$79.74	$38.13

Total Return, at net asset value^	10.2%	(7.5)%	(9.9)%	(35.3)%	21.2%	(9.1)%	(32.5)%
Total Return, at market value^	10.2%	(7.5)%	(8.6)%	(35.8)%	22.3%	(9.8)%	(30.0)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.98)%	(1.31)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.88)%	(0.88)%	(0.88)%	(0.92)%	(1.25)%	(0.88)%	(0.88)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2012.
**	Percentages are annualized.

For the Three Months Ended June 30, 2012 (unaudited)

Per Share Operating Performance	Ultra Euro	Ultra Yen	VIX Short- Term Futures ETF*	VIX Mid-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	Short VIX Short-Term Futures ETF*
Net asset value, at March 31, 2012	$25.2458	$31.3676	$177.4817	$55.9502	$1,429.7668	$49.4858
Net investment income (loss)	(0.0515)	(0.0731)	(0.3902)	(0.1183)	(6.5621)	(0.1554)
Net realized and unrealized gain (loss)#	(2.5589)	2.1975	(17.0474)	(0.7960)	(461.0991)	(4.0487)
Change in net asset value from operations	(2.6104)	2.1244	(17.4376)	(0.9143)	(467.6612)	(4.2041)
Net asset value, at June 30, 2012	$22.6354	$33.4920	$160.0441	$55.0359	$962.1056	$45.2817

Market value per share, at March 31, 2012†	$25.21	$31.36	$178.85	$56.74	$1,456.00	$49.07
Market value per share, at June 30, 2012†	$22.62	$33.39	$161.60	$55.08	$984.00	$44.92

Total Return, at net asset value^	(10.3)%	6.8%	(9.8)%	(1.6)%	(32.7)%	(8.5)%
Total Return, at market value^	(10.3)%	6.5%	(9.6)%	(2.9)%	(32.4)%	(8.5)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(1.74)%	(1.57)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.88)%	(0.88)%	(0.80)%	(0.80)%	(1.71)%	(1.52)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2012.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the six months ended June 30, 2013:

For the Six Months Ended June 30, 2013 (unaudited)

Per Share Operating Performance	UltraShort DJ-UBS Commodity	UltraShort DJ-UBS Crude Oil	UltraShort DJ- UBS Natural Gas*	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar
Net asset value, at December 31, 2012	$54.1021	$40.3079	$102.1402	$63.8688	$51.3951	$37.6285	$37.8081

Net investment income (loss)	(0.2467)	(0.1744)	(0.4363)	(0.3363)	(0.2677)	(0.1698)	(0.2042)
Net realized and unrealized gain (loss)#	12.0349	(3.7942)	(13.1315)	50.5660	59.4698	0.4677	8.8073
Change in net asset value from operations	11.7882	(3.9686)	(13.5678)	50.2297	59.2021	0.2979	8.6031
Net asset value, at June 30, 2013	$65.8903	$36.3393	$88.5724	$114.0985	$110.5972	$37.9264	$46.4112

Market value per share, at December 31, 2012†	$51.64	$40.44	$101.64	$62.60	$50.07	$37.64	$37.74
Market value per share, at June 30, 2013†	$64.97	$36.45	$88.00	$106.50	$101.27	$38.01	$46.54

Total Return, at net asset value^	21.8%	(9.8)%	(13.3)%	78.6%	115.2%	0.8%	22.8%
Total Return, at market value^	25.8%	(9.9)%	(13.4)%	70.1%	102.3%	1.0%	23.3%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.98)%	(1.21)%	(0.95)%	(0.95)%	(0.96)%	(1.05)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.88)%	(0.92)%	(1.15)%	(0.89)%	(0.88)%	(0.91)%	(1.01)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2013.
**	Percentages are annualized.

For the Six Months Ended June 30, 2013 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra DJ-UBS Natural Gas	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2012	$19.0172	$50.7577	$24.3875	$29.3941	$39.0490	$83.7634	$42.9727

Net investment income (loss)	(0.0846)	(0.2699)	(0.1017)	(0.1348)	(0.2278)	(0.3089)	(0.1400)
Net realized and unrealized gain (loss)#	0.3564	13.6193	(5.0255)	0.9021	(2.7998)	(41.7787)	(27.0894)
Change in net asset value from operations	0.2718	13.3494	(5.1272)	0.7673	(3.0276)	(42.0876)	(27.2294)
Net asset value, at June 30, 2013	$19.2890	$64.1071	$19.2603	$30.1614	$36.0214	$41.6758	$15.7433

Market value per share, at December 31, 2012†	$19.01	$50.77	$23.93	$29.32	$39.24	$85.34	$44.10
Market value per share, at June 30, 2013†	$19.29	$64.08	$18.96	$30.11	$36.26	$44.63	$17.00

Total Return, at net asset value^	1.4%	26.3%	(21.0)%	2.6%	(7.8)%	(50.2)%	(63.4)%
Total Return, at market value^	1.5%	26.2%	(20.8)%	2.7%	(7.6)%	(47.7)%	(61.5)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.97)%	(1.15)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.89)%	(0.89)%	(0.91)%	(1.09)%	(0.88)%	(0.87)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2013.
**	Percentages are annualized.

For the Six Months Ended June 30, 2013 (unaudited)

Per Share Operating Performance	Ultra Australian Dollar	Ultra Euro	Ultra Yen	VIX Short- Term Futures ETF*	VIX Mid- Term Futures ETF	Ultra VIX Short-Term Futures ETF*	Short VIX Short-Term Futures ETF
Net asset value, at December 31, 2012	$41.4986	$24.3499	$28.1840	$83.9374	$34.7003	$201.3178	$66.1298

Net investment income (loss)	(0.1859)	(0.1070)	(0.1026)	(0.2241)	(0.1061)	(0.6942)	(0.6298)
Net realized and unrealized gain (loss)	(8.4804)	(0.7685)	(6.8615)	(27.7714)	(6.3067)	(128.6277)	12.7628
Change in net asset value from operations	(8.6663)	(0.8755)	(6.9641)	(27.9955)	(6.4128)	(129.3219)	12.1330
Net asset value, at June 30, 2013	$32.8323	$23.4744	$21.2199	$55.9419	$28.2875	$71.9959	$78.2628

Market value per share, at December 31, 2012†	$41.45	$24.32	$28.28	$85.05	$34.22	$209.00	$65.45
Market value per share, at June 30, 2013†	$33.96	$23.25	$21.10	$55.91	$28.25	$71.69	$78.45

Total Return, at net asset value^	(20.9)%	(3.6)%	(24.7)%	(33.4)%	(18.5)%	(64.2)%	18.3%
Total Return, at market value^	(18.1)%	(4.4)%	(25.4)%	(34.3)%	(17.4)%	(65.7)%	19.9%

Ratios to Average Net Assets**

Expense ratio	(0.99)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(1.86)%	(1.55)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.94)%	(0.90)%	(0.89)%	(0.80)%	(0.80)%	(1.83)%	(1.50)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2013.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the six months ended June 30, 2012:

For the Six Months Ended June 30, 2012 (unaudited)

Per Share Operating Performance	UltraShort DJ-UBS Commodity	UltraShort DJ-UBS Crude Oil	UltraShort DJ- UBS Natural Gas*	UltraShort Gold*	UltraShort Silver*	Short Euro+
Net asset value, at December 31, 2011	$56.9207	$38.8151	$95.2206	$82.7114	$76.6771	$40.0000

Net investment income (loss)	(0.2523)	(0.1715)	(1.1058)	(0.3109)	(0.2561)	(0.0060)
Net realized and unrealized gain (loss)	2.3935	10.5868	27.1538	(11.4110)	(6.4960)	(0.5219)
Change in net asset value from operations	2.1412	10.4153	26.0480	(11.7219)	(6.7521)	(0.5279)
Net asset value, at June 30, 2012	$59.0619	$49.2304	$121.2686	$70.9895	$69.9250	$39.4721

Market value per share, at December 31, 2011†	$56.19	$38.69	$95.84	$79.24	$79.35	$40.00
Market value per share, at June 30, 2012†	$58.64	$49.42	$120.52	$70.92	$67.82	$39.49

Total Return, at net asset value^	3.8%	26.8%	27.4%	(14.2)%	(8.8)%	(1.3)%
Total Return, at market value^	4.4%	27.7%	25.8%	(10.5)%	(14.5)%	(1.3)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.98)%	(1.51)%	(0.95)%	(0.95)%	(1.09)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(0.93)%	(1.47)%	(0.90)%	(0.90)%	(1.09)%

*	See Note 1 of these Notes to Financial Statements.
+	From commencement of operations, June 26, 2012, through June 30, 2012.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2012.
**	Percentages are annualized.

For the Six Months Ended June 30, 2012 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra DJ-UBS Natural Gas*	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2011	$20.3357	$40.9557	$25.8805	$40.8828	$101.9786	$75.9066	$43.1903

Net investment income (loss)	(0.0904)	(0.1949)	(0.1143)	(0.1717)	(0.2625)	(0.3874)	(0.2251)
Net realized and unrealized gain (loss)	0.6618	2.7740	(2.2479)	(12.9981)	(56.0240)	4.2426	(5.9339)
Change in net asset value from operations	0.5714	2.5791	(2.3622)	(13.1698)	(56.2865)	3.8552	(6.1590)
Net asset value, at June 30, 2012	$20.9071	$43.5348	$23.5183	$27.7130	$45.6921	$79.7618	$37.0313

Market value per share, at December 31, 2011†	$20.35	$40.95	$25.64	$40.94	$101.35	$79.01	$41.65
Market value per share, at June 30, 2012†	$20.90	$43.51	$23.66	$27.54	$45.75	$79.74	$38.13

Total Return, at net asset value^	2.8%	6.3%	(9.1)%	(32.2)%	(55.2)%	5.1%	(14.3)%
Total Return, at market value^	2.7%	6.3%	(7.7)%	(32.7)%	(54.9)%	0.9%	(8.5)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.97)%	(1.28)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(0.90)%	(0.91)%	(0.93)%	(1.23)%	(0.90)%	(0.90)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2012.
**	Percentages are annualized.

For the Six Months Ended June 30, 2012 (unaudited)

Per Share Operating Performance	Ultra Euro	Ultra Yen	VIX Short- Term Futures ETF*	VIX Mid- Term Futures ETF	Ultra VIX Short-Term Futures ETF*	Short VIX Short-Term Futures ETF*
Net asset value, at December 31, 2011	$23.8860	$36.4704	$381.8690	$74.1396	$7,412.6879	$25.8664

Net investment income (loss)	(0.1090)	(0.1518)	(0.8339)	(0.2526)	(14.9477)	(0.3262)
Net realized and unrealized gain (loss)	(1.1416)	(2.8266)	(220.9910)	(18.8511)	(6,435.6346)	19.7416
Change in net asset value from operations	(1.2506)	(2.9784)	(221.8249)	(19.1037)	(6,450.5823)	19.4154
Net asset value, at June 30, 2012	$22.6354	$33.4920	$160.0441	$55.0359	$962.1056	$45.2817

Market value per share, at December 31, 2011†	$23.87	$36.50	$378.70	$74.13	$7,296.00	$26.14
Market value per share, at June 30, 2012†	$22.62	$33.39	$161.60	$55.08	$984.00	$44.92

Total Return, at net asset value^	(5.2)%	(8.2)%	(58.1)%	(25.8)%	(87.0)%	75.1%
Total Return, at market value^	(5.2)%	(8.5)%	(57.3)%	(25.7)%	(86.5)%	71.8%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(1.80)%	(1.70)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(0.90)%	(0.80)%	(0.81)%	(1.78)%	(1.65)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2012.
**	Percentages are annualized.

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

Each Ultra and UltraShort Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra Fund with a 2x multiple should be approximately two times as volatile on a daily basis as is the return of a fund with an objective of matching the same benchmark. The daily return of a Short or UltraShort Fund is designed to return the inverse (-1) or two times the inverse (-2x) of the return that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present different risks than other funds. The Leveraged Funds use leverage and are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Daily objective geared funds, if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets, can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor and/or periodically rebalance their portfolios. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.

While the Funds expect to meet their investment objectives, several factors may affect their ability to do so. Among these factors are: (1) the Sponsor’s ability to purchase and sell Financial Instruments in a manner that correlates to a Fund’s objective; (2) an imperfect correlation between the performance of Financial Instruments held by a Fund and the performance of the applicable benchmarks; (3) bid-ask spreads on such Financial Instruments; (4) fees, expenses, transaction costs, financing costs associated with the use of Financial Instruments and commission costs; (5) holding instruments traded in a market that has become illiquid or disrupted; (6) a Fund’s Share prices being rounded to the nearest cent and/or valuation methodology; (7) changes to a benchmark index that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; and (10) accounting standards.

A number of factors may affect a Geared Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that a Fund will achieve a high degree of correlation. Failure to achieve a high degree of correlation may prevent a Geared Fund from achieving its investment objective. In order to achieve a high degree of correlation with their underlying benchmarks, the Geared Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or over-exposed to the benchmark may prevent such Geared Funds from achieving a high degree of correlation with such benchmark. Market disruptions or closure, large amounts of assets into or out of the Geared Funds, regulatory restrictions or extreme market volatility will adversely affect such Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Because of this, it is unlikely that the Geared Funds will be perfectly exposed (i.e., -1x, -2x or 2x, as applicable) to its benchmark at the end of each day, and the likelihood of being materially under- or over-exposed is higher on days when the benchmark levels are volatile near the close of the trading day. In addition, unlike other funds that do not rebalance their portfolios as frequently, each Geared Fund may be subject to increased trading costs associated with daily portfolio rebalancing in order to maintain appropriate exposure to the underlying benchmarks.

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

Swap agreements and forward contracts are generally traded in OTC markets and have only recently become subject to regulation by the CFTC. CFTC rules, however, do not cover all types of swap agreements and forward contracts. Investors, therefore, may not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act (the “CEA”) in connection with each Fund’s swap agreements or forward contracts. The lack of regulation in these markets could expose investors to significant losses under certain circumstances, including in the event of trading abuses or financial failure by participants.

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

NOTE 9 – LEGAL PROCEEDINGS

The Trust and certain principals of the Sponsor have been named as defendants (along with several other parties) in a consolidated class action lawsuit filed in the United States District Court for the Southern District of New York, styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935. The complaint, as amended, alleged that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by including untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs and allegedly failing to adequately disclose the Funds’ investment objectives and risks. The six Funds of the Trust named in the complaint were ProShares Ultra Silver, ProShares UltraShort Gold, ProShares Ultra Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort Silver. On September 10, 2012, the District Court issued an Opinion and Order dismissing the class action lawsuit in its entirety. On December 17, 2012, the plaintiffs filed an appeal brief to the United States Court of Appeals for the Second Circuit. On July 22, 2013, the United States Court of Appeals for the Second Circuit issued an Opinion affirming the District Court’s decision dismissing the class action lawsuit in its entirety.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2013, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q.

The Trust also registered shares for three additional series; ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy, collectively referred to as the “New Funds”. On April 24, 2013, the registered offerings for each of the New Funds, which had never been publicly offered, were terminated.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the net assets of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and six months ended June 30, 2013 and 2012, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended June 30, 2013	Interest Income Three Months Ended June 30, 2012	Interest Income Six Months Ended June 30, 2013	Interest Income Six Months Ended June 30, 2012
ProShares UltraShort DJ-UBS Commodity	510	978	1,235	1,659
ProShares UltraShort DJ-UBS Crude Oil	23,201	20,652	48,510	30,777
ProShares UltraShort DJ-UBS Natural Gas	3,549	2,166	5,950	3,029
ProShares UltraShort Gold	19,551	242,236	35,308	31,155
ProShares UltraShort Silver	16,691	29,103	39,046	44,427
ProShares Short Euro	511	—	1,025	—
ProShares UltraShort Australian Dollar	1,111	—	1,609	—
ProShares UltraShort Euro	52,873	151,290	140,103	199,019
ProShares UltraShort Yen	61,098	42,631	130,590	63,202
ProShares Ultra DJ-UBS Commodity	664	1,404	1,414	1,929
ProShares Ultra DJ-UBS Crude Oil	38,629	50,164	101,903	63,252
ProShares Ultra DJ-UBS Natural Gas	4,949	6,879	16,626	8,998
ProShares Ultra Gold	41,790	61,509	100,868	88,900
ProShares Ultra Silver	102,633	125,529	261,893	177,264
ProShares Ultra Australian Dollar	424	—	1,070	—
ProShares Ultra Euro	421	1,087	1,097	1,575
ProShares Ultra Yen	417	872	1,243	1,244
ProShares VIX Short-Term Futures ETF	19,211	19,273	43,539	26,077
ProShares VIX Mid-Term Futures ETF	6,431	12,164	13,751	18,250
ProShares Ultra VIX Short-Term Futures ETF	18,527	14,866	36,066	17,781
ProShares Short VIX Short-Term Futures ETF	7,368	3,301	16,633	4,195

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

Market Risk

Trading in futures contracts involves each Fund entering into contractual commitments to purchase or sell a commodity or currency underlying the Fund’s benchmark at a specified date and price, should it hold such futures contract into the deliverable period. Should a Fund enter into a contractual commitment to sell a physical commodity or currency, it would be required to make delivery of that commodity or currency at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the value of a commodity or currency can rise is unlimited, entering into commitments to sell commodities or currencies would expose a Fund to theoretically unlimited risk.

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

Swap agreements do not generally involve the delivery of underlying assets either at the outset of a transaction or upon settlement. Accordingly, if the counterparty to a swap agreement defaults, the Fund’s risk of loss typically consists of the net amount of payments that the Fund is contractually entitled to receive, if any. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovery collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of August 9, 2013, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund and the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s and VIX Funds’ final creation/redemption NAV for the three and six months ended June 30, 2013.

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

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

ProShares UltraShort DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
NAV beginning of period	$3,305,997	$8,801,218
NAV end of period	$3,953,221	$3,543,535
Percentage change in NAV	19.6%	(59.7)%
Shares outstanding beginning of period	59,997	159,997
Shares outstanding end of period	59,997	59,997
Percentage change in shares outstanding	0.0%	(62.5)%
Shares created	—	—
Shares redeemed	—	100,000
Per share NAV beginning of period	$55.10	$55.01
Per share NAV end of period	$65.89	$59.06
Percentage change in per share NAV	19.6%	7.4%
Percentage change in benchmark	(9.5)%	(4.6)%
Benchmark annualized volatility	13.0%	15.7%

During the three months ended June 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. There was no net change in the Fund’s outstanding Shares from March 31, 2013 to June 30, 2013. By comparison, during the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 159,997 outstanding shares at March 31, 2012 to 59,997 outstanding shares at June 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index.

For the three months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 19.6% for the three months ended June 30, 2013, as compared to the increase of 7.4% for the three months ended June 30, 2012, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 30, 2013 at $65.89 per Share and reached its low for the period on April 1, 2013 at $55.79 per Share. By comparison, during the three months ended June 30, 2012, the Fund’s per Share NAV reached its high for the period on June 1, 2012 at $68.06 per Share and reached its low for the period on April 2, 2012 at $53.55 per Share.

The benchmark’s decline of 9.5% for the three months ended June 30, 2013, as compared to the benchmark’s decline of 4.6% for the three months ended June 30, 2012, can be attributed to greater depreciation of the underlying components of the index during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net investment income (loss)	(7,940)	(14,834)
Management fee	8,450	15,812
Net realized gain (loss)	150,169	1,440,679
Change in net unrealized appreciation/depreciation	504,995	(529,884)
Net income (loss)	647,224	895,961

The Fund’s net income decreased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a decrease in the Fund’s benchmark index in conjunction with a significantly lower average shares outstanding from the three months ended June 30, 2012 to the three months ended June 30, 2013.

ProShares UltraShort DJ-UBS Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
NAV beginning of period	$141,172,634	$154,017,609
NAV end of period	$251,466,116	$82,211,941
Percentage change in NAV	78.1%	(46.6)%
Shares outstanding beginning of period	3,869,944	4,369,944
Shares outstanding end of period	6,919,944	1,669,944
Percentage change in shares outstanding	78.8%	(61.8)%
Shares created	7,100,000	1,300,000

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Shares redeemed	4,050,000	4,000,000
Per share NAV beginning of period	$36.48	$35.24
Per share NAV end of period	$36.34	$49.23
Percentage change in per share NAV	(0.4)%	39.7%
Percentage change in benchmark	(1.7)%	(18.5)%
Benchmark annualized volatility	21.8%	30.2%

During the three months ended June 30, 2013, the increase in the Fund’s NAV resulted from an increase from 3,869,944 outstanding Shares at March 31, 2013 to 6,919,944 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM. By comparison, the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 4,369,944 outstanding Shares at March 31, 2012 to 1,669,944 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM.

For the three months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.4% for the three months ended June 30, 2013, as compared to the increase of 39.7% for the three months ended June 30, 2012, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 17, 2013 at $45.45 per Share and reached its low for the period on June 18, 2013 at $34.89 per Share. By comparison, during the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on June 28, 2012 at $60.49 per Share and reached its low for the period on May 1, 2012 at $33.30 per Share.

The benchmark’s decline of 1.7% for the three months ended June 30, 2013, as compared to the benchmark’s decline of 18.5% for the three months ended June 30, 2012, can be attributed to a lesser decrease in the price of WTI Crude Oil during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net investment income (loss)	(438,268)	(268,706)
Management fee	442,975	278,920
Brokerage commissions	18,494	10,438
Net realized gain (loss)	1,034,624	54,334,541
Change in net unrealized appreciation/depreciation	9,876,289	(4,691,207)
Net income (loss)	10,472,645	49,374,628

The Fund’s net income decreased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a lesser decrease in the price of WTI Crude Oil during the three months ended June 30, 2013.

ProShares UltraShort DJ-UBS Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
NAV beginning of period	$25,153,019	$22,025,304
NAV end of period	$19,924,537	$13,643,687
Percentage change in NAV	(20.8)%	(38.1)%
Shares outstanding beginning of period	350,008	112,508
Shares outstanding end of period	224,952	112,508
Percentage change in shares outstanding	(35.7)%	0.0%
Shares created	100,000	62,500
Shares redeemed	225,056	62,500
Per share NAV beginning of period	$71.86	$195.77
Per share NAV end of period	$88.57	$121.27
Percentage change in per share NAV	23.2%	(38.1)%
Percentage change in benchmark	(13.9)%	14.0%
Benchmark annualized volatility	34.3%	51.8%

During the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 350,008 outstanding Shares at March 31, 2013 to 224,952 outstanding Shares at June 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. By comparison, during the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. There was no net change in the Fund’s outstanding Shares from March 31, 2012 to June 30, 2012.

For the three months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 23.2% for the three months ended June 30, 2013, as compared to the decrease of 38.1% for the three months ended June 30, 2012, was primarily due to appreciation in the value of the assets of the Fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 30, 2013 at $88.57 per Share and reached its low for the period on April 19, 2013 at $59.27 per Share. By comparison, during the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on April 29, 2012 at $245.67 per Share and reached its low for the period on June 29, 2012 at $121.27 per Share.

The benchmark’s decline of 13.9% for the three months ended June 30, 2013, as compared to the benchmark’s rise of 14.0% for the three months ended June 30, 2012, can be attributed to a decrease in the price of Henry Hub Natural Gas during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net investment income (loss)	(74,590)	(64,525)
Management fee	61,051	—
Brokerage commissions	17,088	27,710
Offering costs	—	39,029

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Limitation by Sponsor	—	(48)
Net realized gain (loss)	(833,614)	1,866,072
Change in net unrealized appreciation/depreciation	5,825,460	(11,132,414)
Net income (loss)	4,917,256	(9,330,867)

The Fund’s net income increased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a decrease in the price of Henry Hub Natural Gas during the three months ended June 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split and the reverse Share split for the ProShares UltraShort DJ-UBS Natural Gas Fund.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
NAV beginning of period	$104,990,435	$147,165,003
NAV end of period	$170,802,997	$129,376,591
Percentage change in NAV	62.7%	(12.1)%
Shares outstanding beginning of period	1,546,978	2,172,475
Shares outstanding end of period	1,496,978	1,822,475
Percentage change in shares outstanding	(3.2)%	(16.1)%
Shares created	950,000	—
Shares redeemed	1,000,000	350,000
Per share NAV beginning of period	$67.87	$67.74
Per share NAV end of period	$114.10	$70.99
Percentage change in per share NAV	68.1%	4.8%
Percentage change in benchmark	(25.4)%	(3.9)%
Benchmark annualized volatility	30.0%	19.9%

During the three months ended June 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 1,546,978 outstanding Shares at March 31, 2013 to 1,496,978 outstanding Shares at June 30, 2013. By comparison, during the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 2,172,475 outstanding Shares at March 31, 2012 to 1,822,475 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the three months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 68.1% for the three months ended June 30, 2013, as compared to the increase of 4.8% for the three months ended June 30, 2012, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 30, 2013 at $114.10 per Share and reached its low for the period on April 2, 2013 at $69.11 per Share. By comparison, during the ended June 30, 2012, the Fund’s per share NAV reached its high for the period on May 30, 2012 at $77.48 per Share and reached its low for the period on April 2, 2012 at $66.51 per Share.

The benchmark’s decline of 25.4% for the three months ended June 30, 2013, as compared to the benchmark’s decline of 3.9% for the three months ended June 30, 2012, can be attributed to a greater decrease in the price of spot gold in U.S. Dollar terms during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net investment income (loss)	(349,253)	(302,804)
Management fee	368,796	327,032
Brokerage commissions	8	8
Net realized gain (loss)	20,859,654	3,259,056
Change in net unrealized appreciation/depreciation	55,071,795	4,384,516
Net income (loss)	75,582,196	7,340,768

The Fund’s net income increased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a greater decrease in the price of spot gold in U.S. Dollar terms during the three months ended June 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares UltraShort Gold Fund.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
NAV beginning of period	$105,879,128	$199,196,161
NAV end of period	$83,886,747	$161,421,100
Percentage change in NAV	(20.8)%	(19.0)%
Shares outstanding beginning of period	1,958,489	3,798,874
Shares outstanding end of period	758,489	2,308,489
Percentage change in shares outstanding	(61.3)%	(39.2)%
Shares created	900,000	970,000
Shares redeemed	2,100,000	2,460,385
Per share NAV beginning of period	$54.06	$52.44
Per share NAV end of period	$110.60	$69.93
Percentage change in per share NAV	104.6%	33.4%
Percentage change in benchmark	(34.2)%	(16.5)%
Benchmark annualized volatility	42.0%	30.5%

During the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 1,958,489 outstanding Shares at March 31, 2013 to 758,489 outstanding Shares at June 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted from a decrease of 3,798,874 outstanding Shares at March 31, 2012 to 2,308,489 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the three months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 104.6% for the three months ended June 30, 2013, as compared to the increase of 33.4% for the three months ended June 30, 2012, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 27, 2013 at $113.67 per Share and reached its low for the period on April 2, 2013 at $56.63 per Share. By comparison, during the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on May 16, 2012 at $72.27 per Share and reached its low for the period on April 3, 2012 at $50.67 per Share.

The benchmark’s decline of 34.2% for the three months ended June 30, 2013, as compared to the benchmark’s decline of 16.5% for the three months ended June 30, 2012, can be attributed to a greater decrease in the price of spot silver in U.S. Dollar terms during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net investment income (loss)	(273,413)	(371,361)
Management fee	290,088	400,447
Brokerage commissions	16	17
Net realized gain (loss)	51,617,283	39,064,507
Change in net unrealized appreciation/depreciation	40,881,903	13,283,202
Net income (loss)	92,225,773	51,976,348

The Fund’s net income increased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a greater decrease in the price of spot silver in U.S. Dollar terms during the three months ended June 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares UltraShort Silver Fund.

ProShares Short Euro

Since the Fund commenced investment operations on June 26, 2012, the Fund’s results of operations for the period ended June 30, 2012 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013:

	Three Months Ended June 30, 2013	Period Ended June 30, 2012
NAV beginning of period	$3,863,386	$200
NAV end of period	$3,792,834	$3,947,410
Percentage change in NAV	(1.8)%	1,973,605.0%
Shares outstanding beginning of period	100,005	5
Shares outstanding end of period	100,005	100,005
Percentage change in shares outstanding	0.0%	2,000,000.0%
Shares created	—	100,000
Shares redeemed	—	—
Per share NAV beginning of period	$38.63	$40.00

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Per share NAV end of period	$37.93	$39.47
Percentage change in per share NAV	(1.8)%	(1.3)%
Percentage change in benchmark	1.5%	1.3%
Benchmark annualized volatility	7.6%	8.3%

During the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2013 to June 30, 2013. By comparison, during the period ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at June 26, 2012 to 100,005 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the three months ended June 30, 2013 and the period ended June 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.8% for the three months ended June 30, 2013, as compared to the decrease of 1.3% for the period ended June 30, 2012, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 2, 2013 at $38.63 per Share and reached its low for the period on June 18, 2013 at $36.88 per Share. By comparison, during the period ended June 30, 2012, the Fund’s per share NAV reached its high for the period on June 28, 2012 at $40.15 per Share and reached its low for the period on June 30, 2012 at $39.47 per Share.

The benchmark’s rise of 1.5% for the three months ended June 30, 2013, as compared to the benchmark’s rise of 1.3% for the period ended June 30, 2012, can be attributed to a greater increase in the value of the Euro versus the U.S. Dollar during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013:

	Three Months Ended June 30, 2013	Period Ended June 30, 2012
Net investment income (loss)	(8,572)	(477)
Management fee	493	—
Brokerage commissions	114	63
Offering costs	35,401	562
Limitation by Sponsor	(26,925)	(148)
Net realized gain (loss)	(67,933)	(2,000)
Change in net unrealized appreciation/depreciation	5,953	(52,313)
Net income (loss)	(70,552)	(52,790)

The Fund’s net income decreased for the three months ended June 30, 2013, as compared to the period ended June 30, 2012, primarily due to a greater rise in the value of the Euro versus the U.S. Dollar during the three month ended June 30, 2013.

ProShares UltraShort Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, a comparison of the Fund’s results of operations for the three months ended June 30, 2012 is not available.

The following table provides summary performance information for the Fund for the three months ended June 30, 2013:

Three Months Ended June 30, 2013
NAV beginning of period	$3,689,176
NAV end of period	$23,205,856
Percentage change in NAV	529.0%
Shares outstanding beginning of period	100,005
Shares outstanding end of period	500,005
Percentage change in shares outstanding	400.0%
Shares created	400,000
Shares redeemed	—
Per share NAV beginning of period	$36.89
Per share NAV end of period	$46.41
Percentage change in per share NAV	25.8%
Percentage change in benchmark	(12.2)%
Benchmark annualized volatility	11.8%

During the three months ended June 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 100,005 outstanding Shares at March 31, 2013 to 500,005 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar.

For the period ended June 30, 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 28, 2013 at $46.58 per Share and reached its low for the period on April 11, 2013 at $35.89 per Share.

The benchmark’s decline of 12.2% for the three months ended June 30, 2013, can be attributed to a decline in the value of the Australian Dollar versus the U.S. Dollar during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013:

Three Months Ended June 30, 2013
Net investment income (loss)	(30,369)
Brokerage commissions	3,381
Offering costs	34,834
Limitation by Sponsor	(6,735)
Net realized gain (loss)	1,793,093
Change in net unrealized appreciation/depreciation	1,508,144
Net income (loss)	3,270,868
ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
NAV beginning of period	$516,348,251	$819,560,440
NAV end of period	$509,228,804	$896,915,348
Percentage change in NAV	(1.4)%	9.4%

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Shares outstanding beginning of period	25,800,014	43,200,014
Shares outstanding end of period	26,400,014	42,900,014
Percentage change in shares outstanding	2.3%	(0.7)%
Shares created	2,750,000	8,200,000
Shares redeemed	2,150,000	8,500,000
Per share NAV beginning of period	$20.01	$18.97
Per share NAV end of period	$19.29	$20.91
Percentage change in per share NAV	(3.6)%	10.2%
Percentage change in benchmark	1.5%	(5.1)%
Benchmark annualized volatility	7.6%	8.3%

During the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. The decrease in the Fund’s NAV was offset by an increase from 25,800,014 outstanding shares at March 31, 2013 to 26,400,014 outstanding shares at June 30, 2013. By comparison, during the three months ended June 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. The increase in the Fund’s NAV was offset by a decrease from 43,200,014 outstanding Shares at March 31, 2012 to 42,900,014 outstanding Shares at June 30, 2012.

For the three months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.6% for the three months ended June 30, 2013, as compared to the per Share NAV increase of 10.2% for the three months ended June 30, 2012 was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 2, 2013 at $20.02 per Share and reached its low for the period on June 18, 2013 at $18.23 per Share. By comparison, during the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on May 31, 2012 at $21.98 per Share and reached its low for the period on April 2, 2012 at $19.00 per Share.

The benchmark’s rise of 1.5% for the three months ended June 30, 2013, as compared to the benchmark’s decline of 5.1% for the three months ended June 30, 2012, can be attributed to a rise in the value of the Euro versus the U.S. Dollar during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net investment income (loss)	(1,151,118)	(1,941,599)
Management fee	1,203,991	2,092,889
Net realized gain (loss)	(8,142,238)	82,142,813
Change in net unrealized appreciation/depreciation	(8,941,580)	8,478,199
Net income (loss)	(18,234,936)	88,679,413

The Fund’s net income decreased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a rise in the value of the Euro versus the U.S. Dollar for the three months ended June 30, 2013.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
NAV beginning of period	$472,040,826	$279,884,802
NAV end of period	$525,633,184	$230,703,599
Percentage change in NAV	11.4%	(17.6)%
Shares outstanding beginning of period	7,999,294	5,949,294
Shares outstanding end of period	8,199,294	5,299,294
Percentage change in shares outstanding	2.5%	(10.9)%
Shares created	3,100,000	450,000
Shares redeemed	2,900,000	1,100,000
Per share NAV beginning of period	$59.01	$47.05
Per share NAV end of period	$64.11	$43.53
Percentage change in per share NAV	8.6%	(7.5)%
Percentage change in benchmark	(5.1)%	3.6%
Benchmark annualized volatility	15.9%	8.3%

During the three months ended June 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 7,999,294 outstanding Shares at March 31, 2013 to 8,199,294 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,949,294 outstanding Shares at March 31, 2012 to 5,299,294 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the three months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.6% for the three months ended June 30, 2013, as compared to the decrease of 7.5% for the three months ended June 30, 2012 was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on May 17, 2013 at $70.23 per Share and reached its low for the period on April 3, 2013 at $57.46 per Share. By comparison, during the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on April 3, 2012 at $47.06 per Share and reached its low for the period on June 1, 2012 at $41.71 per Share.

The benchmark’s decline of 5.1% for the three months ended June 30, 2013, as compared to the benchmark’s rise of 3.6% for the three months ended June 30, 2012, can be attributed to a decrease in the value of the Japanese Yen versus the U.S. Dollar during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net investment income (loss)	(1,178,365)	(529,790)
Management fee	1,239,463	572,421

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net realized gain (loss)	48,143,885	(10,399,199)
Change in net unrealized appreciation/depreciation	(6,866,776)	(8,997,695)
Net income (loss)	40,098,744	(19,926,684)

The Fund’s net income increased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a decrease in the value of the Japanese Yen versus the U.S. Dollar during the three months ended June 30, 2013.

ProShares Ultra DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
NAV beginning of period	$4,722,331	$9,135,820
NAV end of period	$3,852,327	$8,231,731
Percentage change in NAV	(18.4)%	(9.9)%
Shares outstanding beginning of period	200,014	350,014
Shares outstanding end of period	200,014	350,014
Shares created	—	—
Shares redeemed	—	—
Percentage change in shares outstanding	0.0%	0.0%
Per share NAV beginning of period	$23.61	$26.10
Per share NAV end of period	$19.26	$23.52
Percentage change in per share NAV	(18.4)%	(9.9)%
Percentage change in benchmark	(9.5)%	(4.6)%
Benchmark annualized volatility	13.0%	15.7%

During the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. There was no net change in the Fund’s outstanding Shares from March 31, 2013 to June 30, 2013. By comparison, during the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. There was no net change in the Fund’s outstanding Shares from March 31, 2012 to June 30, 2012.

For the three months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.4% for the three months ended June 30, 2013, as compared to the decrease of 9.9% for the three months ended June 30, 2012, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 1, 2013 at $23.31 per Share and reached its low for the period on June 30, 2013 at $19.26 per Share. By comparison, during the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on April 2, 2012 at $26.78 per Share and reached its low for the period on June 1, 2012 at $20.71 per Share.

The benchmark’s decline of 9.5% for the three months ended June 30, 2013, as compared to the benchmark’s decline of 4.6% for the three months ended June 30, 2012, can be attributed to greater depreciation of the underlying components of the index during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net investment income (loss)	(9,573)	(18,004)
Management fee	10,237	19,408
Net realized gain (loss)	(274,064)	(1,858,138)
Change in net unrealized appreciation/depreciation	(586,367)	972,052
Net income (loss)	(870,004)	(904,090)

The Fund’s net income increased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a decrease in the Fund’s benchmark index in conjunction with significantly less shares outstanding from the three months ended June 30, 2012 to the three months ended June 30, 2013.

ProShares Ultra DJ-UBS Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
NAV beginning of period	$326,167,332	$271,822,707
NAV end of period	$218,645,114	$489,111,964
Percentage change in NAV	(33.0)%	79.9%
Shares outstanding beginning of period	10,299,170	6,349,170
Shares outstanding end of period	7,249,170	17,649,170
Percentage change in shares outstanding	(29.6)%	178.0%
Shares created	5,850,000	12,700,000
Shares redeemed	8,900,000	1,400,000
Per share NAV beginning of period	$31.67	$42.81
Per share NAV end of period	$30.16	$27.71
Percentage change in per share NAV	(4.8)%	(35.3)%
Percentage change in benchmark	(1.7)%	(18.5)%
Benchmark annualized volatility	21.8%	30.2%

During the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 10,299,170 outstanding Shares at March 31, 2013 to 7,249,170 outstanding shares at June 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM. By comparison, during the three months ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 6,349,170 outstanding Shares at March 31, 2012 to 17,649,170 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM.

For the three months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.8% for the three months ended June 30, 2013, as compared to the decrease of 35.3% for the three months ended June 30, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 18, 2013 at $31.68 per Share and reached its low for the period on April 17, 2013 at $25.06 per Share. By comparison, during the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on May 1, 2012 at $44.69 per Share and reached its low for the period on June 28, 2012 at $23.36 per Share.

The benchmark’s decline of 1.7% for the three months ended June 30, 2013, as compared to the benchmark’s decline of 18.5% for the three months ended June 30, 2012, can be attributed to a lesser decrease in the price of WTI Crude Oil during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net investment income (loss)	(655,340)	(679,477)
Management fee	670,575	705,397
Brokerage commissions	23,394	24,244
Net realized gain (loss)	20,743,552	(112,156,901)
Change in net unrealized appreciation/depreciation	(22,061,839)	16,390,926
Net income (loss)	(1,973,627)	(96,445,452)

The Fund’s net income increased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a lesser decrease in the price of WTI Crude Oil during the three months ended June 30, 2013.

ProShares Ultra DJ-UBS Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
NAV beginning of period	$51,254,090	$36,185,805
NAV end of period	$42,142,901	$62,595,441
Percentage change in NAV	(17.8)%	73.0%
Shares outstanding beginning of period	1,019,941	960,002
Shares outstanding end of period	1,169,941	1,369,941
Percentage change in shares outstanding	14.7%	42.7%
Shares created	650,000	460,000
Shares redeemed	500,000	50,061
Per share NAV beginning of period	$50.25	$37.69
Per share NAV end of period	$36.02	$45.69
Percentage change in per share NAV	(28.3)%	21.2%
Percentage change in benchmark	(13.9)%	14.0%
Benchmark annualized volatility	34.3%	51.8%

During the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by the increase from 1,019,941 outstanding Shares at March 31, 2013 to 1,169,941 outstanding shares at June 30, 2013. By comparison, during the three months ended June 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 960,002 outstanding Shares at March 31, 2012 to 1,369,941 outstanding

Shares at June 30, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM.

For the three months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 28.3% for the three months ended June 30, 2013, as compared to the increase of 21.2% for the three months ended June 30, 2012, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 19, 2013 at $59.32 per Share and reached its low for the period on June 30, 2013 at $36.02 per Share. By comparison, during the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on May 18, 2012 at $51.41 per Share and reached its low for the period on April 19, 2012 at $29.42 per Share.

The benchmark’s decline of 13.9% for the three months ended June 30, 2013, as compared to the benchmark’s rise of 14.0% for the three months ended June 30, 2012, can be attributed to a decrease in the price of Henry Hub Natural Gas during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net investment income (loss)	(111,690)	(151,025)
Management fee	93,177	75,830
Brokerage commissions	23,462	43,045
Offering costs	—	39,029
Net realized gain (loss)	9,156,331	(21,503,069)
Change in net unrealized appreciation/depreciation	(19,993,846)	34,961,144
Net income (loss)	(10,949,205)	13,307,050

The Fund’s net income decreased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a decrease in the price of Henry Hub Natural Gas during the three months ended June 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra DJ-UBS Natural Gas Fund.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
NAV beginning of period	$316,462,981	$381,887,918
NAV end of period	$139,614,500	$331,012,682
Percentage change in NAV	(55.9)%	(13.3)%
Shares outstanding beginning of period	4,100,014	4,350,014
Shares outstanding end of period	3,350,014	4,150,014
Percentage change in shares outstanding	(18.3)%	(4.6)%

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Shares created	100,000	—
Shares redeemed	850,000	200,000
Per share NAV beginning of period	$77.19	$87.79
Per share NAV end of period	$41.68	$79.76
Percentage change in per share NAV	(46.0%)	(9.1)%
Percentage change in benchmark	(25.4)%	(3.9)%
Benchmark annualized volatility	30.0%	19.9%

During the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,100,014 outstanding Shares at March 31, 2013 to 3,350,014 outstanding shares at June 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. By comparison, during the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,350,014 outstanding Shares at March 31, 2012 to 4,150,014 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London.

For the three months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 46.0% for the three months ended June 30, 2013, as compared to the decrease of 9.1% for the three months ended June 30, 2012, was primarily due to the greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 2, 2013 at $75.74 per Share and reached its low for the period on June 30, 2013 at $41.68 per Share. By comparison, during the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on April 2, 2012 at $89.35 per Share and reached its low for the period on May 30, 2012 at $74.51 per Share.

The benchmark’s decline of 25.4% for the three months ended June 30, 2013, as compared to the benchmark’s decline of 3.9% for the three months ended June 30, 2012, can be attributed to a greater decrease in the price of spot gold in U.S. Dollar terms during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net investment income (loss)	(478,211)	(753,951)
Management fee	519,993	815,451
Brokerage commissions	8	9
Net realized gain (loss)	(68,002,811)	(20,402,023)
Change in net unrealized appreciation/depreciation	(62,980,880)	(12,225,205)
Net income (loss)	(131,461,902)	(33,381,179)

The Fund’s net income decreased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a greater decrease in the price of spot gold in U.S. Dollar terms during the three months ended June 30, 2013.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
NAV beginning of period	$746,484,767	$845,367,293
NAV end of period	$425,855,952	$661,009,190
Percentage change in NAV	(43.0)%	(21.8)%
Shares outstanding beginning of period	19,400,028	15,400,028
Shares outstanding end of period	27,050,028	17,850,028
Percentage change in shares outstanding	39.4%	15.9%
Shares created	8,400,000	3,250,000
Shares redeemed	750,000	800,000
Per share NAV beginning of period	$38.48	$54.89
Per share NAV end of period	$15.74	$37.03
Percentage change in per share NAV	(59.1)%	(32.5)%
Percentage change in benchmark	(34.2)%	(16.5)%
Benchmark annualized volatility	42.0%	30.5%

During the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 19,400,028 outstanding Shares at March 31, 2013 to 27,050,028 outstanding shares at June 30, 2013. By comparison, during the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 15,400,028 outstanding Shares at March 31, 2012 to 17,850,028 outstanding Shares at June 30, 2012.

For the three months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 59.1% for the three months ended June 30, 2013, as compared to the decrease of 32.5% for the three months ended June 30, 2012, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 2, 2013 at $36.64 per Share and reached its low for the period on June 27, 2013 at $15.33 per Share. By comparison, during the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on April 3, 2012 at $56.69 per Share and reached its low for the period on June 25, 2012 at $36.12 per Share.

The benchmark’s decline of 34.2% for the three months ended June 30, 2013, as compared to the benchmark’s decline of 16.5% for the three months ended June 30, 2012, can be attributed to a greater decrease in the price of spot silver in U.S. Dollar terms during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net investment income (loss)	(1,206,634)	(1,610,787)
Management fee	1,309,255	1,736,295

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Brokerage commissions	12	21
Net realized gain (loss)	(322,601,825)	(219,391,213)
Change in net unrealized appreciation/depreciation	(168,466,730)	(68,866,623)
Net income (loss)	(492,275,189)	(289,868,623)

The Fund’s net income decreased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a greater decrease in the price of spot silver in U.S. Dollar terms during the three months ended June 30, 2013.

ProShares Ultra Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, a comparison of the Fund’s results of operations for the three months ended June 30, 2012 is not available.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013:

Three Months Ended June 30, 2013
NAV beginning of period	$4,215,006
NAV end of period	$3,283,396
Percentage change in NAV	(22.1)%
Shares outstanding beginning of period	100,005
Shares outstanding end of period	100,005
Percentage change in shares outstanding	0.0%
Shares created	—
Shares redeemed	—
Per share NAV beginning of period	$42.15
Per share NAV end of period	$32.83
Percentage change in per share NAV	(22.1)%
Percentage change in benchmark	(12.2)%
Benchmark annualized volatility	11.8%

During the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar. There was no net change in outstanding Shares from March 31, 2013 to June 30, 2013.

For the three months ended June 30, 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 11, 2013 at $43.27 per Share and reached its low for the period on June 28, 2013 at $32.72 per Share.

The benchmark’s decline of 12.2% for the three months ended June 30, 2013, can be attributed to a decrease in the value of the Australian Dollar versus the U.S. Dollar during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013:

Three Months Ended June 30, 2013
Net investment income (loss)	(9,095)
Brokerage commissions	415
Offering costs	34,834
Limitation by Sponsor	(25,730)
Net realized gain (loss)	(590,520)
Change in net unrealized appreciation/depreciation	(331,995)
Net income (loss)	(931,610)

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
NAV beginning of period	$4,573,067	$7,574,096
NAV end of period	$3,521,494	$5,659,156
Percentage change in NAV	(23.0)%	(25.3)%
Shares outstanding beginning of period	200,014	300,014
Shares outstanding end of period	150,014	250,014
Percentage change in shares outstanding	(25.0%)	(16.7)%
Shares created	—	—
Shares redeemed	50,000	50,000
Per share NAV beginning of period	$22.86	$25.25
Per share NAV end of period	$23.47	$22.64
Percentage change in per share NAV	2.7%	(10.3)%
Percentage change in benchmark	1.5%	(5.1)%
Benchmark annualized volatility	7.6%	8.3%

During the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 200,014 outstanding Shares at March 31, 2013 to 150,014 outstanding Shares at June 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 300,014 outstanding Shares at March 31, 2012 to 250,014 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the three months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.7% for the three months ended June 30, 2013, as compared to the decrease of 10.3% for the three months ended June 30, 2012 was primarily due to an increase in the value of the assets held by the Fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 18, 2013 at $24.88 per Share and reached its low for the period on May 17, 2013 at $22.84 per Share. By comparison, during the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on April 2, 2012 at $25.21 per Share and reached its low for the period on May 31, 2012 at $21.64 per Share.

The benchmark’s rise of 1.5% for the three months ended June 30, 2013, as compared to the benchmark’s decline of 5.1% for the three months ended June 30, 2012, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net investment income (loss)	(8,143)	(14,414)
Management fee	8,564	15,501
Net realized gain (loss)	36,986	(617,180)
Change in net unrealized appreciation/depreciation	96,891	(171,578)
Net income (loss)	125,734	(803,172)

The Fund’s net income increased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to an increase in the value of the Euro versus the U.S. Dollar during the three months ended June 30, 2013.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
NAV beginning of period	$3,566,403	$4,705,580
NAV end of period	$3,183,279	$5,024,268
Percentage change in NAV	(10.7)%	6.8%
Shares outstanding beginning of period	150,014	150,014
Shares outstanding end of period	150,014	150,014
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$23.77	$31.37
Per share NAV end of period	$21.22	$33.49
Percentage change in per share NAV	(10.7)%	6.8%
Percentage change in benchmark	(5.1)%	3.6%
Benchmark annualized volatility	15.9%	8.3%

During the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2013 to June 30, 2013. By comparison, during the three months ended June 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2012 to June 30, 2013.

For the three months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.7% for the three months ended June 30, 2013, as compared to the increase of 6.8% for the three months ended June 30, 2012, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 3, 2013 at $24.40 per Share and reached its low for the period on May 17, 2013 at $19.65 per Share. By comparison, during the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on June 1, 2012 at $35.08 per Share and reached its low for the period on April 3, 2012 at $31.33 per Share.

The benchmark’s decline of 5.1% for the three months ended June 30, 2013, as compared to the benchmark’s rise of 3.6% for the three months ended June 30, 2012, can be attributed to a decrease in the value of the Japanese Yen versus the U.S. Dollar during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net investment income (loss)	(7,227)	(10,964)
Management fee	7,644	11,836
Net realized gain (loss)	(456,590)	204,026
Change in net unrealized appreciation/depreciation	80,693	125,626
Net income (loss)	(383,124)	318,688

The Fund’s net income decreased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a decrease in the value of the Japanese Yen versus the U.S. Dollar during the three months ended June 30, 2013.

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
NAV beginning of period	$218,387,479	$126,899,583
NAV end of period	$174,808,019	$137,638,067
Percentage change in NAV	(20.0)%	8.5%
Shares outstanding beginning of period	4,035,001	715,001
Shares outstanding end of period	3,124,812	860,001
Percentage change in shares outstanding	(22.6)%	20.3%
Shares created	2,110,000	1,110,000
Shares redeemed	3,020,189	965,000
Per share NAV beginning of period	$54.12	$177.48
Per share NAV end of period	$55.94	$160.04
Percentage change in per share NAV	3.4%	(9.8)%
Percentage change in benchmark	3.4%	(9.7)%
Benchmark annualized volatility	71.2%	87.0%

During the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 4,035,001 outstanding Shares at March 31, 2013 to 3,124,812 outstanding Shares at June 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 715,001 outstanding Shares at March 31, 2012 to 860,001 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.4% for the three months ended June 30, 2013, as compared to the decrease of 9.8% for the three months ended June 30, 2012, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 24, 2013 at $61.88 per Share and reached its low for the period on May 7, 2013 at $49.08 per Share. By comparison, during the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on May 18, 2012 at $244.21 per Share and reached its low for the period on June 30, 2012 at $160.05 per Share.

The benchmark’s rise of 3.4% for the three months ended June 30, 2013, as compared to the benchmark’s decline of 9.7% for the three months ended June 30, 2012, can be attributed to rising prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net investment income (loss)	(435,228)	(306,475)
Management fee	454,439	325,748
Net realized gain (loss)	11,161,136	(9,360,794)
Change in net unrealized appreciation/depreciation	9,573,290	1,034,069
Net income (loss)	20,299,198	(8,633,200)

The Fund’s net income increased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to the rise in the Fund’s benchmark during the three months ended June 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
NAV beginning of period	$68,072,450	$102,109,475
NAV end of period	$72,133,381	$85,306,861
Percentage change in NAV	6.0%	(16.5)%
Shares outstanding beginning of period	2,575,005	1,825,005
Shares outstanding end of period	2,550,005	1,550,005
Percentage change in shares outstanding	(1.0)%	(15.1)%
Shares created	875,000	125,000
Shares redeemed	900,000	400,000
Per share NAV beginning of period	$26.44	$55.95
Per share NAV end of period	$28.29	$55.04
Percentage change in per share NAV	7.0%	(1.6)%
Percentage change in benchmark	7.3%	(1.5)%
Benchmark annualized volatility	28.0%	41.0%

During the three months ended June 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 2,575,005 outstanding Shares at March 31, 2013 to 2,550,005 outstanding Shares at June 30, 2013. By comparison, during the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,825,005 outstanding Shares at March 31, 2012 to 1,550,005 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.0% for the three months ended June 30, 2013, as compared to the decrease of 1.6% for the three months ended June 30, 2012, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 24, 2013 at $28.93 per Share and reached its low for the period on May 7, 2013 at $24.07 per Share. By comparison, during the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on June 4, 2012 at $66.17 per Share and reached its low for the period on May 2, 2012 at $54.44 per Share.

The benchmark’s rise of 7.3% for the three months ended June 30, 2013, as compared to the benchmark’s decline of 1.5% for the three months ended June 30, 2012, can be attributed to a rise in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net investment income (loss)	(126,773)	(209,003)
Management fee	133,204	221,167
Net realized gain (loss)	(2,486,090)	(3,325,390)
Change in net unrealized appreciation/depreciation	7,455,011	5,019,242
Net income (loss)	4,842,148	1,484,849

The Fund’s net income increased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a rise in the Fund’s benchmark during the three months ended June 30, 2013.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
NAV beginning of period	$344,396,396	$119,978,881
NAV end of period	$215,235,917	$299,133,075
Percentage change in NAV	(37.5)%	149.3%
Shares outstanding beginning of period	4,545,808	83,915
Shares outstanding end of period	2,989,557	310,915
Percentage change in shares outstanding	(34.2)%	270.5%
Shares created	7,140,000	419,500
Shares redeemed	8,696,251	192,500
Per share NAV beginning of period	$75.76	$1,429.77
Per share NAV end of period	$72.00	$962.11
Percentage change in per share NAV	(5.0)%	(32.7)%
Percentage change in benchmark	3.4%	(9.7)%
Benchmark annualized volatility	71.2%	87.1%

During the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 4,545,808 outstanding Shares at March 31, 2013 to 2,989,557 outstanding Shares at June 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 83,915 outstanding Shares at March 31, 2012 to 310,915 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.0% for the three months ended June 30, 2013, as compared to the decrease of 32.7% for the three months ended June 30, 2012, was primarily due to lesser depreciation in the value of the assets of the Fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 24, 2013 at $88.36 per Share and reached its low for the period on May 7, 2013 at $57.65 per Share. By comparison, during the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on May 18, 2012 at $2,516.81 per Share and reached its low for the period on June 30, 2012 at $962.11 per Share.

The benchmark’s rise of 3.4% for the three months ended June 30, 2013, as compared to the benchmark’s decline of 9.7% for the three months ended June 30, 2012, can be attributed to increasing prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net investment income (loss)	(1,390,499)	(933,216)
Management fee	744,547	475,752
Brokerage commissions	664,479	429,454
Offering costs	—	42,876
Net realized gain (loss)	17,779,919	(59,479,028)
Change in net unrealized appreciation/depreciation	21,973,942	(25,813,101)
Net income (loss)	38,363,362	(86,225,345)

The Fund’s net income increased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a rise in the fund’s benchmark during the three months ended June 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
NAV beginning of period	$69,149,807	$29,692,478
NAV end of period	$117,395,722	$13,585,406
Percentage change in NAV	69.8%	(54.2)%
Shares outstanding beginning of period	750,020	600,020
Shares outstanding end of period	1,500,020	300,020
Percentage change in shares outstanding	100.0%	(50.0%)
Shares created	2,450,000	2,200,000
Shares redeemed	1,700,000	2,500,000
Per share NAV beginning of period	$92.20	$49.49
Per share NAV end of period	$78.26	$45.28
Percentage change in per share NAV	(15.1)%	(8.5)%
Percentage change in benchmark	3.4%	(9.7)%
Benchmark annualized volatility	71.2%	87.1%

During the three months ended June 30, 2013, the increase in the Fund’s NAV resulted from an increase from 750,020 outstanding Shares at March 31, 2013 to 1,500,020 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 600,020 outstanding Shares at March 31, 2012 to 300,020 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.1% for the three months ended June 30, 2013, as compared to the decrease of 8.5% for the three months ended June 30, 2012, was primarily due to greater depreciation in the value of the assets of the fund during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 12, 2013 at $100.90 per Share and reached its low for the period on June 24, 2013 at $71.01 per Share. By comparison, during the three months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on April 2, 2012 at $49.34 per Share and reached its low for the period on June 1, 2012 at $32.63 per Share.

The benchmark’s rise of 3.4% for the three months ended June 30, 2013, as compared to the benchmark’s decline of 9.7% for the three months ended June 30, 2012, can be attributed to rising prices of the near-term futures contracts on the VIX Futures curve during the three months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net investment income (loss)	(296,200)	(95,652)
Management fee	185,400	17,034
Brokerage commissions	118,168	39,043
Offering costs	—	42,876

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net realized gain (loss)	(4,126,987)	(2,780,595)
Change in net unrealized appreciation/depreciation	(3,024,645)	(229,455)
Net income (loss)	(7,447,832)	(3,105,702)

The Fund’s net income decreased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a rise in the Fund’s benchmark during the three months ended June 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

ProShares UltraShort DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NAV beginning of period	$3,245,965	$9,107,146
NAV end of period	$3,953,221	$3,543,535
Percentage change in NAV	21.8%	(61.1)%
Shares outstanding beginning of period	59,997	159,997
Shares outstanding end of period	59,997	59,997
Percentage change in shares outstanding	0.0%	(62.5)%
Shares created	—	—
Shares redeemed	—	100,000
Per share NAV beginning of period	$54.10	$56.92
Per share NAV end of period	$65.89	$59.06
Percentage change in per share NAV	21.8%	3.8%
Percentage change in benchmark	(10.5)%	(3.7)%
Benchmark annualized volatility	11.0%	14.3%

During the six months ended June 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index during the six months ended June 30, 2013. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to June 30, 2013. By comparison, during the six months ended June 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 159,997 outstanding Shares at December 31, 2011 to 59,997 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index.

For the six months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 21.8% for the six months ended June 30, 2013, as compared to the increase of 3.8% for the six months ended June 30, 2012, was primarily due to a greater appreciation in the value of the assets of the Fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 30, 2013 at $65.89 per Share and reached its low for the period on January 30, 2013 at $51.04 per Share. By comparison, during the six months ended June 30, 2012, the Fund’s per Share NAV reached its high for the period on June 1, 2012 at $68.06 per Share and reached its low for the period on February 24, 2012 at $50.01 per Share.

The benchmark’s decline of 10.5% for the six months ended June 30, 2013, as compared to the benchmark’s decline of 3.7% for the six months ended June 30, 2012 , can be attributed to a greater depreciation of the underlying components of the index during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net investment income (loss)	$(14,800)	$(34,337)
Management fee	16,035	35,996
Net realized gain (loss)	458,669	1,514,989
Change in net unrealized appreciation/depreciation	263,387	(890,619)
Net income (loss)	$707,256	$590,033

The Fund’s net income increased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a greater decrease in the Fund’s benchmark index from the six months ended June 30, 2012 to the six months ended June 30, 2013.

ProShares UltraShort DJ-UBS Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NAV beginning of period	$89,481,266	$144,389,893
NAV end of period	$251,466,116	$82,211,941
Percentage change in NAV	181.0%	(43.1)%
Shares outstanding beginning of period	2,219,944	3,719,944
Shares outstanding end of period	6,919,944	1,669,944
Percentage change in shares outstanding	211.7%	(55.1)%
Shares created	9,450,000	3,600,000
Shares redeemed	4,750,000	5,650,000
Per share NAV beginning of period	$40.31	$38.82
Per share NAV end of period	$36.34	$49.23
Percentage change in per share NAV	(9.8)%	26.8%
Percentage change in benchmark	2.5%	(16.0)%
Benchmark annualized volatility	18.5%	26.3%

During the six months ended June 30, 2013, the increase in the Fund’s NAV resulted from an increase from 2,219,944 outstanding Shares at December 31, 2012 to 6,919,944 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM. By comparison, during the six months ended June 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 3,719,944 outstanding Shares at December 31, 2011 to 1,669,944 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM.

For the six months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.8% for the six months ended June 30, 2013, as compared to the increase of 26.8% for the six months ended June 30, 2012, was primarily due to depreciation in the value of the assets of the Fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 17, 2013 at $45.45 per Share and reached its low for the period on June 18, 2013 at $34.89 per Share. By comparison, during the six months ended June 30, 2012, the Fund’s per Share NAV reached its high for the period on June 28, 2012 at $60.49 per Share and reached its low for the period on February 24, 2012 at $31.27 per Share

The benchmark’s rise of 2.5% for the six months ended June 30, 2013, as compared to the benchmark’s decline of 16.0% for the six months ended June 30, 2012, can be attributed to an increase in the price of WTI Crude Oil during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net investment income (loss)	$(759,578)	$(604,631)
Management fee	782,559	619,066
Brokerage commission	25,529	16,342
Net realized gain (loss)	(5,091,205)	50,502,139
Change in net unrealized appreciation/depreciation	8,375,242	(5,585,868)
Net income (loss)	$2,524,459	$44,311,640

The Fund’s net income decreased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to an increase in the price of WTI Crude Oil in conjunction with a significant increase in shares outstanding during the six months ended June 30, 2013.

ProShares UltraShort DJ-UBS Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NAV beginning of period	$12,768,340	$7,142,310
NAV end of period	$19,924,537	$13,643,687
Percentage change in NAV	56.0%	91.0%
Shares outstanding beginning of period	125,008	75,008
Shares outstanding end of period	224,952	112,508
Percentage change in shares outstanding	80.0%	50.0%
Shares created	337,500	175,000
Shares redeemed	237,556	137,500
Per share NAV beginning of period	$102.14	$95.22
Per share NAV end of period	$88.57	$121.27
Percentage change in per share NAV	(13.3)%	27.4%
Percentage change in benchmark	(1.0)%	(28.2)%
Benchmark annualized volatility	32.9%	51.9%

During the six months ended June 30, 2013, the increase in the Fund’s NAV resulted from an increase from 125,008 outstanding Shares at December 31, 2012 to 224,952 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. By comparison, during the six months ended June 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 75,008 outstanding Shares at December 31, 2011 to 112,508 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM.

For the six months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.3% for the six months ended June 30, 2013, as compared to the increase of 27.4% for the six months ended June 30, 2012, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on January 9, 2013 at $116.81 per Share and reached its low for the period on April 19, 2013 at $59.27 per Share. By comparison, during the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on April 29, 2012 at $245.67 per Share and reached its low for the period on January 4, 2012 at $88.24 per Share.

The benchmark’s decline of 1.0% for the six months ended June 30, 2013, as compared to the benchmark’s decline of 28.2% for the six months ended June 30, 2012, can be attributed to a lesser decrease in the price of Henry Hub Natural Gas during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net investment income (loss)	$(118,156)	$(109,068)
Management fee	97,194	24,973
Brokerage commission	26,912	41,476
Offering costs	—	45,648
Net realized gain (loss)	(2,607,139)	6,303,016
Change in net unrealized appreciation/depreciation	1,919,348	(5,201,066)
Net income (loss)	$(805,947)	$992,882

The Fund’s net income decreased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a lesser decrease in the price of Henry Hub Natural Gas in conjunction with capital shares transactions during the six months ended June 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split and the reverse Share split for the ProShares UltraShort DJ-UBS Natural Gas Fund.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NAV beginning of period	$92,416,742	$198,298,571
NAV end of period	$170,802,997	$129,376,591
Percentage change in NAV	84.8%	(34.8)%
Shares outstanding beginning of period	1,446,978	2,397,475
Shares outstanding end of period	1,496,978	1,822,475
Percentage change in shares outstanding	3.5%	(24.0)%
Shares created	1,200,000	—
Shares redeemed	1,150,000	575,000
Per share NAV beginning of period	$63.87	$82.71
Per share NAV end of period	$114.10	$70.99
Percentage change in per share NAV	78.6%	(14.2)%
Percentage change in benchmark	(28.1)%	4.4%
Benchmark annualized volatility	22.9%	20.2%

During the six months ended June 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 1,446,978 outstanding Shares at December 31, 2012 to 1,496,978 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the six months ended June 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,397,475 outstanding Shares at December 31, 2011 to 1,822,475 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London.

For the six months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 78.6% for the six months ended June 30, 2013, as compared to the decrease of 14.2% for the six months ended June 30, 2012, was primarily due to appreciation in the value of the assets of the Fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 30, 2013 at $114.10 per Share and reached its low for the period on January 2, 2013 at $61.07 per Share. By comparison, during the six months ended June 30, 2012, the Fund’s per Share NAV reached its high for the period on May 30, 2012 at $77.48 per Share and reached its low for the period on February 28, 2012 at $59.66 per Share.

The benchmark’s decline of 28.1% for the six months ended June 30, 2013, as compared to the benchmark’s rise of 4.4% for the six months ended June 30, 2012, can be attributed to a decrease in the price of spot gold in U.S. Dollar terms during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net investment income (loss)	$(559,970)	$(645,671)
Management fee	595,254	676,801
Brokerage commission	24	25
Net realized gain (loss)	33,742,722	1,713,095
Change in net unrealized appreciation/depreciation	48,079,807	(28,676,849)
Net income (loss)	$81,262,559	$(27,609,425)

The Fund’s net income increased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a decrease in the price of spot gold in U.S. Dollar terms during the six months ended June 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares UltraShort Gold Fund.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NAV beginning of period	$100,656,703	$246,813,921
NAV end of period	$83,886,747	$161,421,101
Percentage change in NAV	(16.7)%	(34.6)%
Shares outstanding beginning of period	1,958,489	3,218,874
Shares outstanding end of period	758,489	2,308,489
Percentage change in shares outstanding	(61.3)%	(28.3)%
Shares created	1,500,000	4,160,000
Shares redeemed	2,700,000	5,070,385
Per share NAV beginning of period	$51.40	$76.68
Per share NAV end of period	$110.60	$69.93
Percentage change in per share NAV	115.2%	(8.8)%
Percentage change in benchmark	(37.0)%	(3.9)%
Benchmark annualized volatility	34.4%	33.1%

During the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 1,958,489 outstanding Shares at December 31, 2012 to 758,489 outstanding Shares at June 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the six months ended June 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,218,874 outstanding Shares at December 31, 2011 to 2,308,489 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the six months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 115.2% for the six months ended June 30, 2013, as compared to the decrease of 8.8% for the six months ended June 30, 2012, was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 27, 2013 at $113.67 per Share and reached its low for the period on January 23, 2013 at $43.72 per Share. By comparison, during the six months ended June 30, 2012, the Fund’s per Share NAV reached its high for the period on January 3, 2012 at $73.38 per Share and reached its low for the period on February 29, 2012 at $41.17 per Share.

The benchmark’s decline of 37.0% for the six months ended June 30, 2013, as compared to the benchmark’s decline of 3.9% for the six months ended June 30, 2012, can be attributed to a greater decrease in the price of spot silver in U.S. Dollar terms during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net investment income (loss)	$(501,593)	$(859,192)
Management fee	540,615	903,594
Brokerage commission	24	25
Net realized gain (loss)	80,822,936	3,378,419
Change in net unrealized appreciation/depreciation	21,813,652	(21,048,743)
Net income (loss)	$102,134,995	$(18,529,516)

The Fund’s net income increased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a greater decrease in the price of spot silver in U.S. Dollar terms during the six months ended June 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares UltraShort Silver Fund.

ProShares Short Euro

Since the Fund commenced investment operations on June 26, 2012, the Fund’s results of operations for the period ended June 30, 2012 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and the period ended June 30, 2012:

	Six Months Ended June 30, 2013	Period Ended June 30, 2012
NAV beginning of period	$3,763,040	$200
NAV end of period	$3,792,834	$3,947,410
Percentage change in NAV	(0.8)%	1,973,605.0%
Shares outstanding beginning of period	100,005	5
Shares outstanding end of period	100,005	100,005
Percentage change in shares outstanding	0.0%	2,000,000.0%
Shares created	—	100,000

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Shares redeemed	—	—
Per share NAV beginning of period	$37.63	$40.00
Per share NAV end of period	$37.93	$39.47
Percentage change in per share NAV	0.8%	(1.3)%
Percentage change in benchmark	(1.4)%	1.3%
Benchmark annualized volatility	8.1%	8.9%

During the six months ended June 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to June 30, 2013. By comparison, during the period ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at June 26, 2012 to 100,005 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the six months ended June 30, 2013 and the period ended June 30, 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.8% for the six months ended June 30, 2013, as compared to the decrease of 1.3% for the period ended June 30, 2012, was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on March 27, 2013 at $38.76 per Share and reached its low for the period on February 1, 2013 at $36.34 per Share. By comparison, during the period ended June 30, 2012, the Fund’s per Share NAV reached its high for the period on June 28, 2012 at $40.15 per Share and reached its low for the period on June 30, 2012 at $39.47 per Share.

The benchmark’s decline of 1.4% for the six months ended June 30, 2013, as compared to the benchmark’s rise of 1.3% for the period ended June 30, 2012, can be attributed to a decrease in the value of the Euro versus the U.S. Dollar during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013:

	Six Months Ended June 30, 2013	Period Ended June 30, 2012

Net investment income (loss)	$(16,977)	$(477)
Management fee	493	—
Brokerage commission	230	63
Offering costs	45,511	562
Limitation by Sponsor	(28,232)	(148)
Net realized gain (loss)	(75,791)	(2,000)
Change in net unrealized appreciation/depreciation	122,562	(50,313)
Net income (loss)	$29,794	$(52,790)

The Fund’s net income increased for the six months ended June 30, 2013, as compared to the period ended June 30, 2012, primarily due to a decrease in the value of the Euro versus the U.S. Dollar during the six months ended June 30, 2013.

ProShares UltraShort Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, a comparison of the Fund’s results of operations for the six months ended June 30, 2012 is not available.

The following table provides summary performance information for the Fund for the six months ended June 30, 2013:

Six Months Ended June 30, 2013
NAV beginning of period	$3,780,999
NAV end of period	$23,205,856
Percentage change in NAV	513.7%
Shares outstanding beginning of period	100,005
Shares outstanding end of period	500,005
Percentage change in shares outstanding	400.0%
Shares created	400,000
Shares redeemed	—
Per share NAV beginning of period	$37.81
Per share NAV end of period	$46.41
Percentage change in per share NAV	22.8%
Percentage change in benchmark	(12.1)%
Benchmark annualized volatility	9.8%

During the six months ended June 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 100,005 outstanding Shares at December 31, 2012 to 500,005 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar.

For the period ended June 30, 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 28, 2013 at $46.58 per Share and reached its low for the period on April 11, 2013 at $35.89 per Share.

The benchmark’s decline of 12.1% for the six months ended June 30, 2013, can be attributed to a decline in the value of the Australian Dollar versus the U.S. Dollar during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013:

Six Months Ended June 30, 2013

Net investment income (loss)	$(39,038)
Brokerage commission	3,779
Offering costs	44,944
Limitation by Sponsor	(8,076)
Net realized gain (loss)	1,905,258
Change in net unrealized appreciation/depreciation	1,312,825
Net income (loss)	$3,179,045

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NAV beginning of period	$526,778,026	$1,100,159,546
NAV end of period	$509,228,804	$896,915,348
Percentage change in NAV	(3.3)%	(18.5)%
Shares outstanding beginning of period	27,700,014	54,100,014
Shares outstanding end of period	26,400,014	42,900,014
Percentage change in shares outstanding	(4.7)%	(20.7)%
Shares created	4,850,000	10,350,000
Shares redeemed	6,150,000	21,550,000
Per share NAV beginning of period	$19.02	$20.34
Per share NAV end of period	$19.29	$20.91
Percentage change in per share NAV	1.4%	2.8%
Percentage change in benchmark	(1.4)%	(2.2)%
Benchmark annualized volatility	8.1%	8.9%

During the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 27,700,014 outstanding Shares at December 31, 2012 to 26,400,014 outstanding Shares at June 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the six months ended June 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 54,100,014 outstanding Shares at December 31, 2011 to 42,900,014 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the six months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.4% for the six months ended June 30, 2013, as compared to the per Share NAV increase of 2.8% for the six months ended June 30, 2012 was primarily due to a lesser appreciation in the value of the assets held by the Fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on March 27, 2013 at $20.16 per Share and reached its low for the period on February 1, 2013 at $17.72 per Share. By comparison, during the six months ended June 30, 2012, the Fund’s per Share NAV reached its high for the period on May 31, 2012 at $21.98 per Share and reached its low for the period on February 24, 2012 at $18.67 per Share.

The benchmark’s decline of 1.4% for the six months ended June 30, 2013, as compared to the benchmark’s decline of 2.2% for the six months ended June 30, 2012, can be attributed to a lesser decline in the value of the Euro versus the U.S. Dollar during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net investment income (loss)	$(2,244,231)	$(4,094,137)
Management fee	2,384,334	4,293,156

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net realized gain (loss)	(11,092,311)	120,953,665
Change in net unrealized appreciation/depreciation	17,870,701	(89,972,911)
Net income (loss)	$4,534,159	$26,886,617

The Fund’s net income decreased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a lesser decline in the value of the Euro versus the U.S. Dollar for the six months ended June 30, 2013.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NAV beginning of period	$408,563,630	$221,131,994
NAV end of period	$525,633,184	$230,703,599
Percentage change in NAV	28.7%	4.3%
Shares outstanding beginning of period	8,049,294	5,399,294
Shares outstanding end of period	8,199,294	5,299,294
Percentage change in shares outstanding	1.9%	(1.9)%
Shares created	4,200,000	2,300,000
Shares redeemed	4,050,000	2,400,000
Per share NAV beginning of period	$50.76	$40.96
Per share NAV end of period	$64.11	$43.53
Percentage change in per share NAV	26.3%	6.3%
Percentage change in benchmark	(12.6)%	(3.7)%
Benchmark annualized volatility	14.3%	8.5%

During the six months ended June 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 8,049,294 outstanding Shares at December 31, 2012 to 8,199,294 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the six months ended June 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. The increase in the Fund’s NAV was offset by a decrease from 5,399,294 outstanding Shares at December 31, 2011 to 5,299,294 outstanding Shares at June 30, 2012.

For the six months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 26.3% for the six months ended June 30, 2013, as compared to the increase of 6.3% for the six months ended June 30, 2012 was primarily due to a greater appreciation in the value of the assets held by the Fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on May 17, 2013 at $70.23 per Share and reached its low for the period on January 8, 2013 at $51.09 per Share. By comparison, during the six months ended June 30, 2012, the Fund’s per Share NAV reached its high for the period on March 14, 2012 at $48.20 per Share and reached its low for the period on February 2, 2012 at $40.08 per Share.

The benchmark’s decline of 12.6% for the six months ended June 30, 2013, as compared to the benchmark’s decline of 3.7% for the six months ended June 30, 2012, can be attributed to a greater decrease in the value of the Japanese Yen versus the U.S. Dollar during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net investment income (loss)	$(2,113,971)	$(1,099,015)
Management fee	2,244,561	1,162,217
Net realized gain (loss)	145,029,520	10,453,500
Change in net unrealized appreciation/depreciation	(42,252,133)	8,445,930
Net income (loss)	$100,663,416	$17,800,415

The Fund’s net income increased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a greater decrease in the value of the Japanese Yen versus the U.S. Dollar during the six months ended June 30, 2013.

ProShares Ultra DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NAV beginning of period	$6,097,211	$9,058,529
NAV end of period	$3,852,327	$8,231,731
Percentage change in NAV	(36.8)%	(9.1)%
Shares outstanding beginning of period	250,014	350,014
Shares outstanding end of period	200,014	350,014
Percentage change in shares outstanding	(20.0)%	0.0%
Shares created	—	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$24.39	$25.88
Per share NAV end of period	$19.26	$23.52
Percentage change in per share NAV	(21.0)%	(9.1)%
Percentage change in benchmark	(10.5)%	(3.7)%
Benchmark annualized volatility	11.0%	14.3%

During the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 250,014 outstanding shares at December 31, 2012 to 200,014 outstanding Shares at June 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the six months ended June 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2011 to June 30, 2012.

For the six months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.0% for the six months ended June 30, 2013, as compared to the decrease of 9.1% for the six months ended June 30, 2012, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on January 30, 2013 at $25.72 per Share and reached its low for the period on June 30, 2013 at $19.26 per Share. By comparison, during the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on February 24, 2012 at $29.02 per Share and reached its low for the period on June 1, 2012 at $20.71 per Share.

The benchmark’s decline of 10.5% for the six months ended June 30, 2013, as compared to the benchmark’s decline of 3.7% for the six months ended June 30, 2012, can be attributed to a greater depreciation of the underlying components of the index during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net investment income (loss)	$(21,202)	$(40,017)
Management fee	22,616	41,946
Net realized gain (loss)	(782,945)	(2,180,586)
Change in net unrealized appreciation/depreciation	(165,124)	1,393,804
Net income (loss)	$(969,271)	$(826,799)

The Fund’s net income decreased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a greater decrease in the Fund’s benchmark index from the six months ended June 30, 2012 to the six months ended June 30, 2013.

ProShares Ultra DJ-UBS Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NAV beginning of period	$483,508,964	$251,395,322
NAV end of period	$218,645,114	$489,111,964
Percentage change in NAV	(54.8)%	94.6%
Shares outstanding beginning of period	16,449,170	6,149,170
Shares outstanding end of period	7,249,170	17,649,170
Percentage change in shares outstanding	(55.9)%	187.0%
Shares created	6,700,000	15,900,000
Shares redeemed	15,900,000	4,400,000
Per share NAV beginning of period	$29.39	$40.88
Per share NAV end of period	$30.16	$27.71
Percentage change in per share NAV	2.6%	(32.2)%
Percentage change in benchmark	2.5%	(16.0)%
Benchmark annualized volatility	18.5%	26.3%

During the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 16,449,170 outstanding Shares at December 31, 2012 to 7,249,170 outstanding shares at June 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM. By comparison, during the six months ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 6,149,170 outstanding Shares at December 31, 2011 to 17,649,170 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM.

For the six months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.6% for the six months ended June 30, 2013, as compared to the decrease of 32.2% for the six months ended June 30, 2012, was primarily due to appreciation in the value of the assets of the Fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on January 30, 2013 at $33.05 per Share and reached its low for the period on April 17, 2013 at $25.06 per Share. By comparison, during the six months ended June 30, 2012, the Fund’s per Share NAV reached its high for the period on February 24, 2012 at $49.25 per Share and reached its low for the period on June 28, 2012 at $23.36 per Share.

The benchmark’s rise of 2.5% for the six months ended June 30, 2013, as compared to the benchmark’s decline of 16.0% for the six months ended June 30, 2012, can be attributed to an increase in the price of WTI Crude Oil during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net investment income (loss)	$(1,447,370)	$(1,323,795)
Management fee	1,510,962	1,353,126
Brokerage commission	38,311	33,921
Net realized gain (loss)	87,306,844	(96,612,908)
Change in net unrealized appreciation/depreciation	(50,811,241)	25,492,054
Net income (loss)	$35,048,233	$(72,444,649)

The Fund’s net income increased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to an increase in the price of WTI Crude Oil during the six months ended June 30, 2013.

ProShares Ultra DJ-UBS Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NAV beginning of period	$73,019,370	$4,079,349
NAV end of period	$42,142,901	$62,595,441
Percentage change in NAV	(42.3)%	1,434.4%
Shares outstanding beginning of period	1,869,941	40,002
Shares outstanding end of period	1,169,941	1,369,941

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Percentage change in shares outstanding	(37.4)%	3,324.7%
Shares created	1,650,000	1,380,000
Shares redeemed	2,350,000	50,061
Per share NAV beginning of period	$39.05	$101.98
Per share NAV end of period	$36.02	$45.69
Percentage change in per share NAV	(7.8)%	(55.2)%
Percentage change in benchmark	(1.0)%	(28.2)%
Benchmark annualized volatility	32.9%	51.9%

During the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 1,869,941 outstanding Shares at December 31, 2012 to 1,169,941 outstanding shares at June 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. By comparison, six months ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 40,002 outstanding Shares at December 31, 2011 to 1,369,941 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM.

For the six months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.8% for the six months ended June 30, 2013, as compared to the decrease of 55.2% for the six months ended June 30, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 19, 2013 at $59.32 per Share and reached its low for the period on January 9, 2013 at $33.68 per Share. By comparison, during the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on January 4, 2012 at $109.49 per Share and reached its low for the period on April 19, 2012 at $29.42 per Share.

The benchmark’s decline of 1.0% for the six months ended June 30, 2013, as compared to the benchmark’s decline of 28.2% for the six months ended June 30, 2012, can be attributed to a lesser decrease in the price of Henry Hub Natural Gas during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net investment income (loss)	$(309,561)	$(218,971)
Management fee	269,790	123,202
Brokerage commission	56,397	59,119
Offering costs	—	45,648
Net realized gain (loss)	14,905,718	(26,661,521)
Change in net unrealized appreciation/depreciation	(2,131,003)	19,418,664
Net income (loss)	$12,465,154	$(7,461,828)

The Fund’s net income increased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a lesser decrease in the price of Henry Hub Natural Gas in conjunction with capital shares transactions during the six months ended June 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra DJ-UBS Natural Gas Fund.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NAV beginning of period	$335,054,752	$326,399,360
NAV end of period	$139,614,500	$331,012,682
Percentage change in NAV	(58.3)%	1.4%
Shares outstanding beginning of period	4,000,014	4,300,014
Shares outstanding end of period	3,350,014	4,150,014
Percentage change in shares outstanding	(16.2)%	(3.5)%
Shares created	200,000	400,000
Shares redeemed	850,000	550,000
Per share NAV beginning of period	$83.76	$75.91
Per share NAV end of period	$41.68	$79.76
Percentage change in per share NAV	(50.2)%	5.1%
Percentage change in benchmark	(28.1)%	4.4%
Benchmark annualized volatility	22.9%	20.2%

During the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 4,000,014 outstanding Shares at December 31, 2012 to 3,350,014 outstanding shares at June 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. By comparison, during the six months ended June 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 4,300,014 outstanding Shares at December 31, 2011 to 4,150,014 outstanding Shares at June 30, 2012.

For the six months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 50.2% for the six months ended June 30, 2013, as compared to the increase of 5.1% for the six months ended June 30, 2012, was primarily due to the depreciation in the value of the assets of the Fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on January 2, 2013 at $87.40 per Share and reached its low for the period on June 30, 2013 at $41.68 per Share. By comparison, during the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on February 28, 2012 at $101.40 per Share and reached its low for the period on May 30, 2012 at $74.51 per Share.

The benchmark’s decline of 28.1% for the six months ended June 30, 2013, as compared to the benchmark’s rise of 4.4% for the six months ended June 30, 2012, can be attributed to a decrease in the price of spot gold in U.S. Dollar terms during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net investment income (loss)	$(1,181,761)	$(1,632,300)
Management fee	1,282,605	1,721,175
Brokerage commission	24	25
Net realized gain (loss)	(118,415,357)	(50,260,706)
Change in net unrealized appreciation/depreciation	(38,098,348)	64,249,893
Net income (loss)	$(157,695,466)	$12,356,887

The Fund’s net income decreased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a decrease in the price of spot gold in U.S. Dollar terms during the six months ended June 30, 2013.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NAV beginning of period	$747,725,400	$606,824,420
NAV end of period	$425,855,952	$661,009,190
Percentage change in NAV	(43.0)%	8.9%
Shares outstanding beginning of period	17,400,028	14,050,028
Shares outstanding end of period	27,050,028	17,850,028
Percentage change in shares outstanding	55.5%	27.0%
Shares created	10,550,000	5,800,000
Shares redeemed	900,000	2,000,000
Per share NAV beginning of period	$42.97	$43.19
Per share NAV end of period	$15.74	$37.03
Percentage change in per share NAV	(63.4)%	(14.3)%
Percentage change in benchmark	(37.0)%	(3.9)%
Benchmark annualized volatility	34.4%	33.1%

During the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 17,400,028 outstanding Shares at December 31, 2012 to 27,050,028 outstanding shares at June 30, 2013. By comparison, during the six months ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 14,050,028 outstanding Shares at December 31, 2011 to 17,850,028 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the six months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 63.4% for the six months ended June 30, 2013, as compared to the decrease of 14.3% for the six months ended June 30, 2012, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on January 23, 2013 at $49.39 per Share and reached its low for the period on June 27, 2013 at $15.33 per Share. By comparison, during the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on February 29, 2012 at $73.52 per Share and reached its low for the period on June 25, 2012 at $36.12 per Share.

The benchmark’s decline of 37.0% for the six months ended June 30, 2013, as compared to the benchmark’s decline of 3.9% for the six months ended June 30, 2012, can be attributed to a greater decrease in the price of spot silver in U.S. Dollar terms during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net investment income (loss)	$(2,831,041)	$(3,444,114)
Management fee	3,092,914	3,621,349
Brokerage commission	20	29
Net realized gain (loss)	(538,276,160)	(211,284,072)
Change in net unrealized appreciation/depreciation	(30,848,113)	64,073,147
Net income (loss)	$(571,955,314)	$(150,655,039)

The Fund’s net income decreased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a greater decrease in the price of spot silver in U.S. Dollar terms during the six months ended June 30, 2013.

ProShares Ultra Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, a comparison of the Fund’s results of operations for the six months ended June 30, 2012 is not available.

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013:

Six Months Ended June 30, 2013
NAV beginning of period	$4,150,068
NAV end of period	$3,283,396
Percentage change in NAV	(20.9)%
Shares outstanding beginning of period	100,005
Shares outstanding end of period	100,005
Percentage change in shares outstanding	0.0%
Shares created	—
Shares redeemed	—
Per share NAV beginning of period	$41.50
Per share NAV end of period	$32.83
Percentage change in per share NAV	(20.9)%
Percentage change in benchmark	(12.1)%
Benchmark annualized volatility	9.8%

During the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar. There was no net change in outstanding Shares from December 31, 2012 to June 30, 2013.

For the six months ended June 30, 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 11, 2013 at $43.27 per Share and reached its low for the period on June 28, 2013 at $32.72 per Share.

The benchmark’s decline of 12.1% for the six months ended June 30, 2013, can be attributed to a decline in the value of the Australian Dollar versus the U.S. Dollar during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013:

Six Months Ended June 30, 2013
Net investment income (loss)	$(18,587)
Brokerage commission	777
Offering costs	44,944
Limitation by Sponsor	(26,064)
Net realized gain (loss)	(739,890)
Change in net unrealized appreciation/depreciation	(108,195)
Net income (loss)	$(866,672)

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NAV beginning of period	$4,870,316	$9,554,748
NAV end of period	$3,521,494	$5,659,156
Percentage change in NAV	(27.7)%	(40.8)%
Shares outstanding beginning of period	200,014	400,014
Shares outstanding end of period	150,014	250,014
Percentage change in shares outstanding	(25.0)%	(37.5)%
Shares created	—	50,000
Shares redeemed	50,000	200,000
Per share NAV beginning of period	$24.35	$23.89
Per share NAV end of period	$23.47	$22.64
Percentage change in per share NAV	(3.6)%	(5.2)%
Percentage change in benchmark	(1.4)%	(2.2)%
Benchmark annualized volatility	8.1%	8.9%

During the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 200,014 outstanding Shares at December 31, 2012 to 150,014 outstanding Shares at June 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the six months ended June 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 400,014 outstanding Shares at December 31, 2011 to 250,014 outstanding Shares at June 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the six months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.6% for the six months ended June 30, 2013, as compared to the decrease of 5.2% for the six months ended June 30, 2012 was primarily due to a lesser decrease in the value of the assets held by the Fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on February 1, 2013 at $26.03 per Share and reached its low for the period on March 27, 2013 at $22.71 per Share. By comparison, during the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on February 24, 2012 at $25.78 per Share and reached its low for the period on May 31, 2012 at $21.64 per Share.

The benchmark’s decline of 1.4% for the six months ended June 30, 2013, as compared to the benchmark’s decline of 2.2% for the six months ended June 30, 2012, can be attributed to a lesser decrease in the value of the Euro versus the U.S. Dollar during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net investment income (loss)	$(18,867)	$(37,243)
Management fee	19,964	38,818
Net realized gain (loss)	(28,362)	(866,755)
Change in net unrealized appreciation/depreciation	(124,286)	640,606
Net income (loss)	$(171,515)	$(263,392)

The Fund’s net income increased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a lesser decrease in the value of the Euro versus the U.S. Dollar during the six months ended June 30, 2013.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NAV beginning of period	$4,227,995	$5,471,075
NAV end of period	$3,183,279	$5,024,268
Percentage change in NAV	(24.7)%	(8.2)%
Shares outstanding beginning of period	150,014	150,014
Shares outstanding end of period	150,014	150,014
Percentage change in shares outstanding	0.0%	0.0%
Shares created	50,000	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$28.18	$36.47
Per share NAV end of period	$21.22	$33.49
Percentage change in per share NAV	(24.7)%	(8.2)%
Percentage change in benchmark	(12.6)%	(3.7)%
Benchmark annualized volatility	14.3%	8.5%

During the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to June 30, 2013. By comparison, six months ended June 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2011 to June 30, 2012.

For the six months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 24.7% for the six months ended June 30, 2013, as compared to the decrease of 8.2% for the six months ended June 30, 2012, was primarily due to a greater depreciation in the value of the assets held by the Fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on January 8, 2013 at $27.97 per Share and reached its low for the period on May 17, 2013 at $19.65 per Share. By comparison, during the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on February 2, 2012 at $37.15 per Share and reached its low for the period on March 14, 2012 at $30.68 per Share.

The benchmark’s decline of 12.6% for the six months ended June 30, 2013, as compared to the benchmark’s decline of 3.7% for the six months ended June 30, 2012, can be attributed to a greater decrease in the value of the Japanese Yen versus the U.S. Dollar during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net investment income (loss)	$(17,287)	$(22,775)
Management fee	18,530	24,019
Net realized gain (loss)	(1,674,519)	(221,168)
Change in net unrealized appreciation/depreciation	504,268	(202,864)
Net income (loss)	$(1,187,538)	$(446,807)

The Fund’s net income decreased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a greater decrease in the value of the Japanese Yen versus the U.S. Dollar during the six months ended June 30, 2013.

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NAV beginning of period	$137,657,464	$30,549,903
NAV end of period	$174,808,019	$137,638,067
Percentage change in NAV	27.0%	350.5%
Shares outstanding beginning of period	1,640,001	80,001
Shares outstanding end of period	3,124,812	860,001
Percentage change in shares outstanding	90.5%	975.0%
Shares created	5,270,000	1,900,000
Shares redeemed	3,785,189	1,120,000
Per share NAV beginning of period	$83.94	$381.87
Per share NAV end of period	$55.94	$160.04
Percentage change in per share NAV	(33.4)%	(58.1)%
Percentage change in benchmark	(33.6)%	(57.9)%
Benchmark annualized volatility	68.3%	76.9%

During the six months ended June 30, 2013, the increase in the Fund’s NAV resulted from an increase from 1,640,001 outstanding Shares at December 31, 2012 to 3,124,812 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 80,001 outstanding Shares at December 31, 2011 to 860,001 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 33.4% for the six months ended June 30, 2013, as compared to the decrease of 58.1% for the six months ended June 30, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $76.11 per Share and reached its low for the period on May 7, 2013 at $49.08 per Share. By comparison, during the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on January 3, 2012 at $358.13 per Share and reached its low for the period on June 29, 2012 at $160.05 per Share.

The benchmark’s decline of 33.6% for the six months ended June 30, 2013, as compared to the benchmark’s decline of 57.9% for the six months ended June 30, 2012, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net investment income (loss)	$(762,571)	$(448,030)
Management fee	806,110	473,017
Offering costs	—	1,090
Net realized gain (loss)	(44,249,575)	(52,093,077)
Change in net unrealized appreciation/depreciation	1,448,578	(16,309,275)
Net income (loss)	$(43,563,568)	$(68,850,382)

The Fund’s net income increased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to the lesser decline in the Fund’s benchmark during the six months ended June 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NAV beginning of period	$37,302,992	$90,821,428
NAV end of period	$72,133,381	$85,305,861
Percentage change in NAV	93.4%	(6.1)%
Shares outstanding beginning of period	1,075,005	1,225,005
Shares outstanding end of period	2,550,005	1,550,005
Percentage change in shares outstanding	137.2%	26.5%
Shares created	2,700,000	925,000

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Shares redeemed	1,225,000	600,000
Per share NAV beginning of period	$34.70	$74.14
Per share NAV end of period	$28.29	$55.04
Percentage change in per share NAV	(18.5)%	(25.8)%
Percentage change in benchmark	(18.2)%	(25.6)%
Benchmark annualized volatility	26.6%	35.2%

During the six months ended June 30, 2013, the increase in the Fund’s NAV resulted from an increase from 1,075,005 outstanding Shares at December 31, 2012 to 2,550,005 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the six months ended June 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 1,225,005 outstanding Shares at December 31, 2011 to 1,550,005 outstanding Shares at June 30, 2012.

For the six months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.5% for the six months ended June 30, 2013, as compared to the decrease of 25.8% for the six months ended June 30, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $32.37 per Share and reached its low for the period on May 7, 2013 at $24.07 per Share. By comparison, six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on January 3, 2012 at $71.93 per Share and reached its low for the period on May 2, 2012 at $54.44 per Share.

The benchmark’s decline of 18.2% for the six months ended June 30, 2013, as compared to the benchmark’s decline of 25.6% for the six months ended June 30, 2012, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net investment income (loss)	$(224,269)	$(413,863)
Management fee	238,020	431,431
Offering costs	—	682
Net realized gain (loss)	(12,745,775)	(25,745,480)
Change in net unrealized appreciation/depreciation	7,047,772	(16,257)
Net income (loss)	$(5,922,272)	$(26,175,600)

The Fund’s net income increased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a lesser decline in the Fund’s benchmark during the six months ended June 30, 2013.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NAV beginning of period	$84,716,132	$9,881,113
NAV end of period	$215,235,917	$299,133,075
Percentage change in NAV	154.1%	2,927.3%
Shares outstanding beginning of period	420,808	1,333
Shares outstanding end of period	2,989,557	310,915
Percentage change in shares outstanding	610.4%	23,224.5%
Shares created	13,350,000	544,750
Shares redeemed	10,781,251	235,168
Per share NAV beginning of period	$201.32	$7,412.69
Per share NAV end of period	$72.00	$962.11
Percentage change in per share NAV	(64.2)%	(87.0)%
Percentage change in benchmark	(33.6)%	(57.9)%
Benchmark annualized volatility	68.3%	76.9%

During the six months ended June 30, 2013, the increase in the Fund’s NAV resulted from an increase from 420,808 outstanding Shares at December 31, 2012 to 2,989,557 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2012, the increase in the Fund’s NAV resulted from an increase from 1,333 outstanding Shares at December 31, 2011 to 310,915 outstanding Shares at June 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 64.2% for the six months ended June 30, 2013, as compared to the decrease of 87.0% for the six months ended June 30, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $163.06 per Share and reached its low for the period on May 7, 2013 at $57.65 per Share. By comparison, during the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on January 3, 2012 at $6,490.23 per Share and reached its low for the period on June 30, 2012 at $962.11 per Share.

The benchmark’s decline of 33.6% for the six months ended June 30, 2013, as compared to the benchmark’s decline of 57.9% for the six months ended June 30, 2012, can be attributed to a lesser decrease in the prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net investment income (loss)	$(2,463,204)	$(1,274,828)
Management fee	1,277,454	630,453
Brokerage commission	1,221,816	612,128
Offering costs	—	50,028

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net realized gain (loss)	(104,906,019)	(178,724,736)
Change in net unrealized appreciation/depreciation	882,973	(59,423,482)
Net income (loss)	$(106,486,250)	$(239,423,046)

The Fund’s net income increased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a lesser decline in the fund’s benchmark during the six months ended June 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
NAV beginning of period	$82,663,633	$7,760,424
NAV end of period	$117,395,722	$13,585,406
Percentage change in NAV	42.0%	75.1%
Shares outstanding beginning of period	1,250,020	300,020
Shares outstanding end of period	1,500,020	300,020
Percentage change in shares outstanding	20.0%	0.0%
Shares created	3,850,000	4,700,000
Shares redeemed	3,600,000	4,700,000
Per share NAV beginning of period	$66.13	$25.87
Per share NAV end of period	$78.26	$45.28
Percentage change in per share NAV	18.3%	75.1%
Percentage change in benchmark	(33.6)%	(57.9)%
Benchmark annualized volatility	68.3%	76.9%

During the six months ended June 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 1,250,020 outstanding Shares at December 31, 2012 to 1,500,020 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. There was no net change in the Fund’s outstanding Shares from December 31, 2011 to June 30, 2012.

For the six months ended June 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 18.3% for the six months ended June 30, 2013, as compared to the increase of 75.1% for the six months ended June 30, 2012, was primarily due to a lesser appreciation in the value of the assets of the fund during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 12, 2013 at $100.90 per Share and reached its low for the period on June 24, 2013 at $71.01 per Share. By comparison, during the six months ended June 30, 2012, the Fund’s per share NAV reached its high for the period on March 26, 2012 at $53.68 per Share and reached its low for the period on January 3, 2012 at $27.48 per Share.

The benchmark’s decline of 33.6% for the six months ended June 30, 2013, as compared to the benchmark’s decline of 57.9% for the six months ended June 30, 2012, can be attributed to a lesser decrease in the prices of the near-term futures contracts on the VIX Futures curve during the six months ended June 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net investment income (loss)	$(509,619)	$(149,683)
Management fee	323,063	35,978
Brokerage commission	203,189	67,872
Offering costs	—	50,028
Net realized gain (loss)	21,077,200	4,077,098
Change in net unrealized appreciation/depreciation	749,584	586,346
Net income (loss)	$21,317,165	$4,513,761

The Fund’s net income increased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a lesser decline in the Fund’s benchmark during the six months ended June 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Since ProShares UltraShort Australian Dollar, ProShares Short Euro and ProShares Ultra Australian Dollar were not conducting operations as of June 30, 2012, comparisons of positions in certain Financial Instruments held by each of ProShares UltraShort Australian Dollar, ProShares Short Euro and ProShares Ultra Australian Dollar for the six months ended June 30, 2012 are not available.

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of June 30, 2013 and 2012, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort DJ-UBS Commodity:

As of June 30, 2013 and 2012, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s short swap positions as of June 30, 2013 and 2012, which were sensitive to commodity price risk.

Swap Agreements as of June 30, 2013
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Deutsche Bank AG	Short	$124.4651	$(2,097,156)
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$124.4651	(4,702,593)
Dow Jones-UBS Commodity Index	UBS AG	Short	$124.4651	(1,097,705)

Swap Agreements as of June 30, 2012
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$135.4213	$(6,247,978)
Dow Jones-UBS Commodity Index	UBS AG	Short	135.4213	(839,312)

The June 30, 2013 and 2012 short swap notional values are calculated by multiplying units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2013 (the “Form 10-K”), for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Crude Oil:

As of June 30, 2013 and 2012, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2013	2,108	$96.44	1,000	$(203,295,520)

Swap Agreements as of June 30, 2013
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Deutsche Bank AG	Short	$234.5052	$(41,002,905)
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Short	$234.5052	(131,067,619)
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Short	$234.5052	(44,714,076)
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Short	$234.5052	(82,852,782)

Futures Positions as of June 30, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2012	902	$85.37	1,000	$(77,003,740)

Swap Agreements as of June 30, 2012
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Short	$218.0585	$(35,717,240)
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Short	218.0585	(37,072,664)
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Short	218.0585	(14,593,741)

The June 30, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2013 and 2012 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See

“Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Natural Gas:

As of June 30, 2013 and 2012, the ProShares UltraShort DJ-UBS Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2013	1,120	$3.56	10,000	$(39,860,800)

Futures Positions as of June 30, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2012	963	$2.833	10,000	$(27,281,790)

The June 30, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort Gold:

As of June 30, 2013 and 2012, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2013	2	$1,223.70	100	$(244,740)

Forward Agreements as of June 30, 2013
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,192.02	$(191,319,210)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,192.02	(56,856,970)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,192.02	(48,157,608)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,192.02	(44,998,755)

Futures Positions as of June 30, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2012	2	$1,604.20	100	$(320,840)

Forward Agreements as of June 30, 2012
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$1,598.60	$(57,706,263)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,598.60	(103,909,000)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,598.60	(96,795,230)

The June 30, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2013 and 2012 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of June 30, 2013 and 2012, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2013	2	$19.470	5,000	$(194,700)

Forward Agreements as of June 30, 2013
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$18.8631	$(121,534,953)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	18.8631	(7,875,344)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	18.8631	(32,595,437)
0.999 Fine Troy Ounce Silver	UBS AG	Short	18.8631	(5,621,204)

Futures Positions as of June 30, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2012	2	$27.612	5,000	$(276,120)

Forward Agreements as of June 30, 2012
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	$27.0826	$(120,612,359)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	27.0826	(115,967,693)
0.999 Fine Troy Ounce Silver	UBS AG	Short	27.0826	(86,014,338)

The June 30, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2013 and 2012 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with (decreases) increases in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Commodity:

As of June 30, 2013 and 2012, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s swap positions as of June 30, 2013 and 2012, which were sensitive to commodity price risk.

Swap Agreements as of June 30, 2013
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Deutsche Bank AG	Long	$124.4651	$1,822,734
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$124.4651	3,776,452
Dow Jones-UBS Commodity Index	UBS AG	Long	$124.4651	2,113,290

Swap Agreements as of June 30, 2012
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$135.4213	$11,453,852
Dow Jones-UBS Commodity Index	UBS AG	Long	135.4213	4,988,984

The June 30, 2013 and 2012 swap notional values are calculated by multiplying units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Crude Oil:

As of June 30, 2013 and 2012, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2013	1,553	$96.44	1,000	$149,771,320

Swap Agreements as of June 30, 2013
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Deutsche Bank AG	Long	$234.5052	$62,000,092
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Long	$234.5052	91,806,162
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Long	$234.5052	36,864,746
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Long	$234.5052	96,863,044

Futures Positions as of June 30, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2012	4,525	$85.37	1,000	$386,299,250

Swap Agreements as of June 30, 2012
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Long	$218.0585	$189,823,923
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Long	218.0585	187,236,795
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Long	218.0585	214,979,837

The June 30, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2013 and 2012 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Natural Gas:

As of June 30, 2013 and 2012, the ProShares Ultra DJ-UBS Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2013	2,368	$3.56	10,000	$84,277,120

Futures Positions as of June 30, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2012	4,419	$2.833	10,000	$125,190,270
The June 30, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Gold:

As of June 30, 2013 and 2012, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2013	2	$1,223.70	100	$244,740

Forward Agreements as of June 30, 2013
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,192.02	$193,941,654
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,192.02	24,221,846
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,192.02	34,926,186
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,192.02	25,866,834

Futures Positions as of June 30, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2012	2	$1,604.20	100	$320,840

Forward Agreements as of June 30, 2012
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	$1,598.60	$171,401,892
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,598.60	169,451,600
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,598.60	320,839,020

The June 30, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2013 and 2012 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of June 30, 2013 and 2012, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2013	2	$19.470	5,000	$194,700

Forward Agreements as of June 30, 2013
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$18.8631	$514,698,547
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	18.8631	87,502,148
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	18.8631	159,298,880
0.999 Fine Troy Ounce Silver	UBS AG	Long	18.8631	90,071,303

Futures Positions as of June 30, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2012	2	$27.612	5,000	$276,120

Forward Agreements as of June 30, 2012
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	$27.0826	$446,261,666
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	27.0826	528,246,113
0.999 Fine Troy Ounce Silver	UBS AG	Long	27.0826	347,226,015

The June 30, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2013 and 2012 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of June 30, 2013 and, as applicable, June 30, 2012, each of the Currency Fund’s positions were as follows:

ProShares Short Euro:

As of June 30, 2013 and 2012, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2013 and 2012, which were sensitive to exchange rate price risk.

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	September 2013	23	$1.3023	125,000	$(3,744,113)

Futures Positions as of June 30, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	September 2012	25	$1.2666	125,000	$(3,958,125)

The June 30, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort Australian Dollar:

As of June 30, 2013, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2013, which were sensitive to exchange rate price risk.

		Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	September 2013	512	$91.07	1,000	$(46,627,840)

The June 30, 2013 short futures notional value is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional value will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian Dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian Dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort Euro:

As of June 30, 2013 and 2012, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2013 and 2012, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2013
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/12/13	44,814,400	1.3016	$58,332,335
Euro	UBS AG	Long	07/12/13	34,423,300	1.3016	44,806,836
Euro	Goldman Sachs International	Short	07/12/13	(422,574,325)	1.3016	(550,040,774)
Euro	UBS AG	Short	07/12/13	(439,602,400)	1.3016	(572,205,246)

Foreign Currency Forward Contracts as of June 30, 2012
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/13/12	63,067,500	1.2657	$79,823,488
Euro	UBS AG	Long	07/13/12	223,693,100	1.2657	283,124,643
Euro	Goldman Sachs International	Short	07/13/12	(791,263,425)	1.2657	(1,001,488,982)
Euro	UBS AG	Short	07/13/12	(912,940,100)	1.2657	(1,155,493,129)

The June 30, 2013 and 2012 USD market values equal the number of Euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of June 30, 2013 and 2012, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2013 and 2012, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2013
Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/12/13	8,350,733,600	0.010082	$84,194,393
Yen	UBS AG	Long	07/12/13	16,247,876,600	0.010082	163,815,560
Yen	Goldman Sachs International	Short	07/12/13	(62,614,065,100)	0.010082	(631,292,223)
Yen	UBS AG	Short	07/12/13	(66,314,387,400)	0.010082	(668,599,890)

Foreign Currency Forward Contracts as of June 30, 2012
Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/13/12	2,305,597,000	0.012513	$28,849,490
Yen	UBS AG	Long	07/13/12	909,777,700	0.012513	11,383,873
Yen	Goldman Sachs International	Short	07/13/12	(14,551,033,100)	0.012513	(182,074,269)
Yen	UBS AG	Short	07/13/12	(25,555,231,200)	0.012513	(319,767,676)

The June 30, 2013 and 2012 USD market values equal the number of Yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Australian Dollar:

As of June 30, 2013, the ProShares Ultra Australian Dollar Fund was exposed to exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2013, which were sensitive to exchange rate price risk.

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Long	September 2013	72	$91.07	1,000	$6,557,040

The June 30, 2013 futures notional value is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional value will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Australian Dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian Dollar and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Euro:

As of June 30, 2013 and 2012, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2013 and 2012, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2013
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/12/13	1,560,125	1.3016	$2,030,725
Euro	UBS AG	Long	07/12/13	4,001,900	1.3016	5,209,044
Euro	Goldman Sachs International	Short	07/12/13	(113,700)	1.3106	(147,997)
Euro	UBS AG	Short	07/12/13	(39,200)	1.3106	(51,024)

Foreign Currency Forward Contracts as of June 30, 2012
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/13/12	3,111,925	1.2657	$3,938,712
Euro	UBS AG	Long	07/13/12	6,099,200	1.2657	7,719,657
Euro	Goldman Sachs International	Short	07/13/12	(94,100)	1.2657	(119,101)
Euro	UBS AG	Short	07/13/12	(175,000)	1.2657	(221,494)

The June 30, 2013 and 2012 USD market value equals the number of Euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets.

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

ProShares Ultra Yen:

As of June 30, 2013 and 2012, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2013 and 2012, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2013
Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/12/13	335,178,000	0.010082	$3,379,357
Yen	UBS AG	Long	07/12/13	340,182,000	0.010082	3,429,808
Yen	Goldman Sachs International	Short	07/12/13	(30,988,700)	0.010082	(312,437)
Yen	UBS AG	Short	07/12/13	(13,025,800)	0.010082	(131,330)

Foreign Currency Forward Contracts as of June 30, 2012
Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/13/12	382,717,100	0.012513	$4,788,865
Yen	UBS AG	Long	07/13/12	449,100,000	0.012513	5,619,502
Yen	Goldman Sachs International	Short	07/13/12	(4,462,700)	0.012513	(55,841)
Yen	UBS AG	Short	07/13/12	(24,415,100)	0.012513	(305,501)

The June 30, 2013 and 2012 USD market values equal the number of Yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of June 30, 2013 and 2012, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF

As of June 30, 2013 and 2012, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2013 and 2012, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2013	5,513	$18.05	1,000	$99,509,650
VIX Futures (CBOE)	Long	August 2013	4,009	18.90	1,000	75,770,100

Futures Positions as of June 30, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2012	3,904	$19.55	1,000	$76,323,200
VIX Futures (CBOE)	Long	August 2012	2,855	21.95	1,000	62,667,250

The June 30, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares VIX Mid-Term Futures ETF

As of June 30, 2013 and 2012, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2013 and 2012, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2013	667	$20.35	1,000	$13,573,450
VIX Futures (CBOE)	Long	November 2013	1,152	20.70	1,000	23,846,400
VIX Futures (CBOE)	Long	December 2013	1,152	21.00	1,000	24,192,000
VIX Futures (CBOE)	Long	January 2014	485	21.70	1,000	10,524,500

Futures Positions as of June 30, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2012	639	$24.60	1,000	$15,719,400
VIX Futures (CBOE)	Long	November 2012	1,103	25.45	1,000	28,071,350
VIX Futures (CBOE)	Long	December 2012	1,103	26.00	1,000	28,678,000
VIX Futures (CBOE)	Long	January 2013	465	27.65	1,000	12,857,250

The June 30, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra VIX Short-Term Futures ETF

As of June 30, 2013 and 2012, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to the S&P 500 VIX Short-Term Futures Index. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2013 and 2012, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2013	13,560	$18.05	1,000	$244,758,000
VIX Futures (CBOE)	Long	August 2013	9,859	18.90	1,000	186,335,100

Futures Positions as of June 30, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2012	16,212	$19.55	1,000	$316,944,600
VIX Futures (CBOE)	Long	August 2012	11,781	21.95	1,000	258,592,950

Swap Agreements as of June 30, 2012
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
S&P 500 VIX Short-Term Futures Index	Societe Generale S.A.	Long	5,515.55	$25,923,085

The June 30, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2013 and 2012 swap notional value is calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Short VIX Short-Term Futures ETF

As of June 30, 2013 and 2012, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2013 and 2012, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	July 2013	3,687	$18.05	1,000	$(66,550,350)
VIX Futures (CBOE)	Short	August 2013	2,681	18.90	1,000	(50,670,900)

Futures Positions as of June 30, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	July 2012	383	$19.55	1,000	$(7,487,650)
VIX Futures (CBOE)	Short	August 2012	273	$21.95	1,000	(5,992,350)

The June 30, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of June 30, 2013, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

The Trust and certain principals of the Sponsor have been named as defendants (along with several other parties) in a consolidated class action lawsuit filed in the United States District Court for the Southern District of New York, styled In re ProShares Trust Securities Litigation, Civ. No. 09-cv-6935. The complaint, as amended, alleged that the defendants violated Sections 11 and 15 of the Securities Act of 1933 by including untrue statements of material fact and omitting material facts in the Registration Statement for one or more ProShares ETFs and allegedly failing to adequately disclose the Funds’ investment objectives and risks. The six Funds of the Trust named in the complaint were ProShares Ultra Silver, ProShares UltraShort Gold, ProShares Ultra Gold, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Crude Oil and ProShares UltraShort Silver. On September 10, 2012, the District Court issued an Opinion and Order dismissing the class action lawsuit in its entirety. On December 17, 2012, the plaintiffs filed an appeal brief to the United States Court of Appeals for the Second Circuit. On July 22, 2013, the United States Court of Appeals for the Second Circuit issued an Opinion affirming the District Court’s decision dismissing the class action lawsuit in its entirety.

Item 1A.	Risk Factors.

Except as noted below, there has not been a material change to the Risk Factors previously disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 1, 2013, as amended.

If a Commodity Index Fund or a VIX Fund establishes its positions through the use of sampling, such Fund may experience additional tracking error.

Tracking error is the difference between the performance of an index tracking fund and its applicable benchmark index. While each Commodity Index Fund and VIX Fund seeks to provide investment results that correspond (before fees and expenses) to the performance of, or a multiple, the inverse or an inverse multiple of the daily performance of its corresponding index, as applicable, it is possible that tracking error may increase because of the differences between the proportion of exposure Financial Instruments held by a Commodity Index Fund or a VIX Fund have to components included in the applicable benchmark index and the proportional weight that such components carry within the index.

A Commodity Index Fund or a VIX Fund may obtain exposure through Financial Instruments to a representative sample of the components in its underlying index, which have aggregate characteristics similar to those of the underlying index. This “sampling” process typically involves selecting a representative sample of components in an index principally to enhance liquidity and reduce transaction costs while seeking to maintain high correlation with, and similar aggregate characteristics (e.g., underlying commodities and valuations) to, the underlying index. In addition, a Commodity Index Fund or a VIX Fund may obtain exposure to components not included in its underlying index, invest in assets that are not included in the underlying index or may overweight or underweight certain components contained in the underlying index. Index tracking funds that use sampling may experience greater tracking error than index tracking funds that fully replicate an underlying index by obtaining exposure on a proportionate basis to all components of that index.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)

The Trust initially registered Shares on its Registration Statement on Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all registered Shares and re-allocated the remaining amount of the registered Shares among the Funds listed on its Registration Statement on Form S-3 (No. 333-163511), which became effective on December 4, 2009. It then registered additional Shares and/or added Funds pursuant to post-effective amendments to that Registration Statement on Form S-3, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a Registration Statement on Form S-1 (No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a post-effective amendment to the Registration Statement on Form S-3 (No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra DJ-UBS Crude Oil and terminated the offerings for certain publicly offered Funds and certain Funds that had never been publicly offered. New offerings for those Funds that had been publicly offered were registered on an accompanying Registration Statement on Form S-1 (No. 333-176878), which was also declared effective on June 26, 2012. On September 24, 2012, a Registration Statement on Form S-1 (No. 333-183672) was declared effective, which registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF. This registration statement (No. 333-183672) was a combined prospectus and acted as a post-effective amendment to the Form S-1 (No. 333-176878). On September 27, 2012, a Registration Statement on Form S-3 (No. 333-183674) was declared effective, which registered additional Shares for ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil and ProShares UltraShort Euro. This registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (No. 333-163511). On September 28, 2012, a post-effective amendment to a Registration Statement on Form S-1 (333-178707) was declared effective, terminating the proposed offerings of several unlaunched currency funds. On January 30, 2013, a Registration Statement on Form S-1 (No. 333-185288) was declared effective. That registration statement, which registered additional Shares to ProShares Short VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statements (File Nos. 333-183672 and 333-178707). Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (No. 333-193672) and Form S-3 Registration Statement (No. 333-183674). On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy. On April 29, 2013, a Registration Statement on Form S-3 (333-187820) was declared effective, which registered additional Shares for ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares UltraVIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (333-188215) was declared effective, which registered additional Shares for ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (No. 333-185288). Therefore, as of June 30, 2013, the Trust had two effective registration statements outstanding: 1) an effective Form S-1 Registration Statement (No. 333-188215); and 2) an effective Form S-3 Registration Statement (No. 333-187820). On July 30, 2013, a Registration Statement on Form S-3 (No. 333-189967) was declared effective, which registered additional Shares for ProShares DJ-UBS Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (No. 333-187820). Thus, as of July 31, 2013, the Trust had two effective registration statements outstanding: 1) an effective Form S-1 Registration Statement (No. 333-188215); and 2) an effective Form S-3 Registration Statement (No. 333-189967).

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

Title of Securities Registered	Amount Registered As of June 30, 2013	Shares Sold For the Three Months Ended June 30, 2013	Sale Price of Shares Sold For the Three Months Ended June 30, 2013
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest[1]	$2,175,000,000	7,100,000	$259,356,018
ProShares UltraShort DJ-UBS Natural Gas Common Units of Beneficial Interest	$570,000,000	100,000	$6,818,260
ProShares UltraShort Gold Common Units of Beneficial Interest	$1,000,000,000	950,000	$81,284,134
ProShares UltraShort Silver Common Units of Beneficial Interest[1]	$2,900,000,000	900,000	$67,860,673
ProShares Short Euro Common Units of Beneficial Interest	$200,000,000	—	$—
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$200,000,000	400,000	$16,245,812
ProShares UltraShort Euro Common Units of Beneficial Interest[1]	$3,053,506,872	2,750,000	$52,781,919
ProShares UltraShort Yen Common Units of Beneficial Interest[1]	$1,600,000,000	3,100,000	$200,262,980
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$300,000,000	—	$—
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest[1]	$4,808,246,073	5,850,000	$158,411,916
ProShares Ultra DJ-UBS Natural Gas Common Units of Beneficial Interest	$680,000,000	650,000	$28,314,359
ProShares Ultra Gold Common Units of Beneficial Interest	$1,000,000,000	100,000	$4,926,245
ProShares Ultra Silver Common Units of Beneficial Interest[1]	$3,500,000,000	8,400,000	$186,695,150
ProShares Ultra Australian Dollar Common Units of Beneficial Interest	$200,000,000	—	$—
ProShares Ultra Euro Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares Ultra Yen Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest[1]	$3,450,000,000	2,110,000	$108,548,127
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$1,300,000,000	875,000	$22,681,917
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$8,000,000,000	7,140,000	$475,164,642
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$2,750,000,000	2,450,000	$208,309,306
Total:	$39,186,752,945	42,875,000	1,877,661,458

[1]

On July 30, 2013, a Registration Statement on Form S-3 (No. 333-189967) was declared effective, which registered additional Shares for ProShares UltraShort DJ-UBS Crude Oil (increasing its total amount registered to $3,275,000,000) and ProShares UltraShort Yen (increasing its total amount registered to $1,800,000,000) and partially terminated registered and unissued Shares of ProShares Ultra DJ-UBS Crude Oil (decreasing its total amount registered to $4,408,246,073), ProShares Ultra Silver (decreasing its total amount registered to $3,300,000,000), ProShares UltraShort Silver (decreasing its total amount registered to $2,700,000,000), ProShares UltraShort Euro (decreasing its total amount registered to $2,753,506,872) and ProShares VIX Short-Term Futures ETF (decreasing its total amount registered to $3,250,000,000).

(c)	From April 1, 2013 to June 30, 2013, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares UltraShort DJ-UBS Commodity
04/01/13 to 04/30/13	—	$—
05/01/13 to 05/31/13	—	$—
06/01/13 to 06/30/13	—	$—
ProShares UltraShort DJ-UBS Crude Oil
04/01/13 to 04/30/13	1,200,000	$42.23
05/01/13 to 05/31/13	900,000	$37.95
06/01/13 to 06/30/13	1,950,000	$38.31
ProShares UltraShort DJ-UBS Natural Gas
04/01/13 to 04/30/13	—	$—
05/01/13 to 05/31/13	87,500	$68.68
06/01/13 to 06/30/13	137,556	$79.64
ProShares UltraShort Gold
04/01/13 to 04/30/13	50,000	$77.54
05/01/13 to 05/31/13	250,000	$84.32
06/01/13 to 06/30/13	700,000	$94.42
ProShares UltraShort Silver
04/01/13 to 04/30/13	850,000	$75.77
05/01/13 to 05/31/13	300,000	$81.03
06/01/13 to 06/30/13	950,000	$98.28
ProShares Short Euro
04/01/13 to 04/30/13	—	$—
05/01/13 to 05/31/13	—	$—
06/01/13 to 06/30/13	—	$—
ProShares UltraShort Australian Dollar
04/01/13 to 04/30/13	—	$—
05/01/13 to 05/31/13	—	$—
06/01/13 to 06/30/13	—	$—
ProShares UltraShort Euro
04/01/13 to 04/30/13	500,000	$19.14
05/01/13 to 05/31/13	900,000	$19.62
06/01/13 to 06/30/13	750,000	$19.25
ProShares UltraShort Yen
04/01/13 to 04/30/13	1,200,000	$63.38
05/01/13 to 05/31/13	550,000	$66.97
06/01/13 to 06/30/13	1,150,000	$64.24
ProShares Ultra DJ-UBS Commodity
04/01/13 to 04/30/13	—	$—
05/01/13 to 05/31/13	—	$—
06/01/13 to 06/30/13	—	$—
ProShares Ultra DJ-UBS Crude Oil
04/01/13 to 04/30/13	2,400,000	$28.97
05/01/13 to 05/31/13	4,050,000	$29.99
06/01/13 to 06/30/13	2,450,000	$29.78
ProShares Ultra DJ-UBS Natural Gas
04/01/13 to 04/30/13	500,000	$52.95
05/01/13 to 05/31/13	—	$—
06/01/13 to 06/30/13	—	$—
ProShares Ultra Gold
04/01/13 to 04/30/13	450,000	$58.91
05/01/13 to 05/31/13	300,000	$60.39
06/01/13 to 06/30/13	100,000	$56.84
ProShares Ultra Silver
04/01/13 to 04/30/13	—	$—
05/01/13 to 05/31/13	400,000	$22.43
06/01/13 to 06/30/13	350,000	$17.36

ProShares Ultra Australian Dollar
04/01/13 to 04/30/13	—	$—
05/01/13 to 05/31/13	—	$—
06/01/13 to 06/30/13	—	$—
ProShares Ultra Euro
04/01/13 to 04/30/13	50,000	$23.55
05/01/13 to 05/31/13	—	$—
06/01/13 to 06/30/13	—	$—
ProShares Ultra Yen
04/01/13 to 04/30/13	—	$—
05/01/13 to 05/31/13	—	$—
06/01/13 to 06/30/13	—	$—
ProShares VIX Short-Term Futures ETF
04/01/13 to 04/30/13	1,070,000	$56.82
05/01/13 to 05/31/13	80,000	$49.52
06/01/13 to 06/30/13	1,870,189	$57.57
ProShares VIX Mid-Term Futures ETF
04/01/13 to 04/30/13	475,000	$25.90
05/01/13 to 05/31/13	200,000	$24.92
06/01/13 to 06/30/13	225,000	$27.44
ProShares Ultra VIX Short-Term Futures ETF
04/01/13 to 04/30/13	2,485,000	$78.26
05/01/13 to 05/31/13	1,160,000	$60.56
06/01/13 to 06/30/13	5,051,251	$74.82
ProShares Short VIX Short-Term Futures ETF
04/01/13 to 04/30/13	1,000,000	$90.05
05/01/13 to 05/31/13	400,000	$91.65
06/01/13 to 06/30/13	300,000	$86.36
Total:	37,791,496	$53.62

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema(3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(3)

101.LAB	XBRL Taxonomy Extension Label Linkbase(3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(3)

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg
By:	Louis Mayberg
Principal Executive Officer

Date: August 9, 2013

/s/ Edward Karpowicz
By:	Edward Karpowicz
Principal Financial Officer

Date: August 9, 2013