Form 10-Q
period 2013-09-30
ProShares Trust II
filed 2013-11-12
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2013.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$352,169	$296,119
Short-term U.S. government and agency obligations (Note 3) (cost $3,196,929 and $2,803,598, respectively)	3,196,967	2,803,904
Unrealized appreciation on swap agreements	200,128	148,502

Total assets	3,749,264	3,248,525

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,836	2,560

Total liabilities	2,836	2,560

Shareholders’ equity
Shareholders’ equity	3,746,428	3,245,965

Total liabilities and shareholders’ equity	$3,749,264	$3,248,525

Shares outstanding	59,997	59,997

Net asset value per share	$62.44	$54.10

Market value per share (Note 2)	$57.37	$51.64

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(85% of shareholders’ equity)
U.S. Treasury Bills:
0.051% due 10/03/13†	$2,420,000	$2,419,998
0.034% due 10/31/13†	289,000	288,992
0.047% due 12/12/13†	139,000	138,996
0.035% due 02/06/14	349,000	348,981

Total short-term U.S. government and agency obligations (cost $3,196,929)		$3,196,967

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Dow Jones-UBS Commodity Index	10/07/13	$(2,645,772)	$71,108
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	10/07/13	(3,749,305)	100,420
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	10/07/13	(1,095,198)	28,600

			$200,128

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of September 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2013	2012	2013	2012
Investment Income
Interest	$416	$568	$1,651	$2,227

Expenses
Management fee	8,866	7,390	24,901	43,386

Total expenses	8,866	7,390	24,901	43,386

Net investment income (loss)	(8,450)	(6,822)	(23,250)	(41,159)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	13,664	(861,786)	472,331	653,141
Short-term U.S. government and agency obligations	22	—	24	62

Net realized gain (loss)	13,686	(861,786)	472,355	653,203

Change in net unrealized appreciation/depreciation on
Swap agreements	(212,120)	206,641	51,626	(684,284)
Short-term U.S. government and agency obligations	91	(71)	(268)	235

Change in net unrealized appreciation/depreciation	(212,029)	206,570	51,358	(684,049)

Net realized and unrealized gain (loss)	(198,343)	(655,216)	523,713	(30,846)

Net income (loss)	$(206,793)	$(662,038)	$500,463	$(72,005)

Net income (loss) per weighted-average share	$(3.45)	$(11.03)	$8.34	$(0.65)

Weighted-average shares outstanding	59,997	59,997	59,997	110,544

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$3,245,965

Net investment income (loss)	(23,250)
Net realized gain (loss)	472,355
Change in net unrealized appreciation/depreciation	51,358

Net income (loss)	500,463

Shareholders’ equity, at September 30, 2013	$3,746,428

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Cash flow from operating activities
Net income (loss)	$500,463	$(72,005)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(393,331)	5,834,957
Change in unrealized appreciation/depreciation on investments	(51,358)	684,049
Increase (Decrease) in management fee payable	276	(5,076)

Net cash provided by (used in) operating activities	56,050	6,441,925

Cash flow from financing activities
Payment on shares redeemed	—	(6,153,645)

Net cash provided by (used in) financing activities	—	(6,153,645)

Net increase (decrease) in cash	56,050	288,280
Cash, beginning of period	296,119	9,060

Cash, end of period	$352,169	$297,340

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$3,166,122	$658,676
Segregated cash balances with brokers for futures contracts	17,043,290	4,401,374
Short-term U.S. government and agency obligations (Note 3) (cost $418,999,833 and $87,042,320, respectively)	419,011,935	87,046,389
Unrealized appreciation on swap agreements	34,688,207	—
Receivable from capital shares sold	—	4,031,477
Receivable on open futures contracts	2,100,651	—

Total assets	476,010,205	96,137,916

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	33,181,570	—
Payable on open futures contracts	—	979,336
Management fee payable	367,607	70,254
Unrealized depreciation on swap agreements	—	5,607,060

Total liabilities	33,549,177	6,656,650

Shareholders’ equity
Shareholders’ equity	442,461,028	89,481,266

Total liabilities and shareholders’ equity	$476,010,205	$96,137,916

Shares outstanding	14,619,944	2,219,944

Net asset value per share	$30.26	$40.31

Market value per share (Note 2)	$30.25	$40.44

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(95% of shareholders’ equity)
U.S. Treasury Bills:
0.034% due 10/03/13	$18,453,000	$18,452,985
0.030% due 10/31/13	67,087,000	67,085,041
0.020% due 11/21/13	86,164,000	86,161,561
0.024% due 12/05/13†	38,478,000	38,477,654
0.046% due 12/12/13†	12,524,000	12,523,624
0.040% due 12/19/13†	41,248,000	41,246,643
0.034% due 12/26/13	17,504,000	17,503,582
0.029% due 02/06/14†	124,865,000	124,858,345
0.038% due 03/20/14†	12,704,000	12,702,500

Total short-term U.S. government and agency obligations (cost $418,999,833)		$419,011,935

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires November 2013	3,779	$386,705,070	$8,716,596

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	10/07/13	$(138,285,284)	$10,374,607
Swap agreement with Goldman Sachs International based on Dow Jones-UBS WTI Crude Oil Sub-Index	10/07/13	(141,900,040)	8,780,104
Swap agreement with Societe Generale S.A. based on Dow Jones-UBS WTI Crude Oil Sub-Index	10/07/13	(85,110,010)	5,485,866
Swap agreement with UBS AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	10/07/13	(132,930,537)	10,047,630

			$34,688,207

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $17,043,290 was pledged to cover margin requirements for open futures contracts as of September 30, 2013.
^	The positions and counterparties herein are as of September 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2013	2012	2013	2012
Investment Income
Interest	$34,116	$19,218	$82,626	$49,995

Expenses
Management fee	1,047,511	252,685	1,830,070	871,751
Brokerage commissions	23,477	8,254	49,006	24,596

Total expenses	1,070,988	260,939	1,879,076	896,347

Net investment income (loss)	(1,036,872)	(241,721)	(1,796,450)	(846,352)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(25,209,929)	(11,352,523)	(28,442,320)	9,297,036
Swap agreements	(60,974,182)	(13,102,901)	(62,841,295)	16,747,909
Short-term U.S. government and agency obligations	3,458	1,654	11,757	3,424

Net realized gain (loss)	(86,180,653)	(24,453,770)	(91,271,858)	26,048,369

Change in net unrealized appreciation/depreciation on
Futures contracts	9,595,093	5,021,020	12,746,317	1,679,430
Swap agreements	35,068,228	5,012,876	40,295,267	2,763,277
Short-term U.S. government and agency obligations	11,054	1,235	8,033	6,556

Change in net unrealized appreciation/depreciation	44,674,375	10,035,131	53,049,617	4,449,263

Net realized and unrealized gain (loss)	(41,506,278)	(14,418,639)	(38,222,241)	30,497,632

Net income (loss)	$(42,543,150)	$(14,660,360)	$(40,018,691)	$29,651,280

Net income (loss) per weighted-average share	$(2.84)	$(5.67)	$(5.04)	$9.23

Weighted-average shares outstanding	14,997,661	2,585,500	7,941,189	3,213,878

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$89,481,266

Addition of 22,350,000 shares	734,161,837
Redemption of 9,950,000 shares	(341,163,384)

Net addition (redemption) of 12,400,000 shares	392,998,453

Net investment income (loss)	(1,796,450)
Net realized gain (loss)	(91,271,858)
Change in net unrealized appreciation/depreciation	53,049,617

Net income (loss)	(40,018,691)

Shareholders’ equity, at September 30, 2013	$442,461,028

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Cash flow from operating activities
Net income (loss)	$(40,018,691)	$29,651,280
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(12,641,916)	4,325,029
Net sale (purchase) of short-term U.S. government and agency obligations	(331,957,513)	25,706,108
Change in unrealized appreciation/depreciation on investments	(40,303,300)	(2,769,833)
Decrease (Increase) in receivable on futures contracts	(2,100,651)	576,597
Increase (Decrease) in management fee payable	297,353	(18,181)
Increase (Decrease) in payable on futures contracts	(979,336)	—

Net cash provided by (used in) operating activities	(427,704,054)	57,471,000

Cash flow from financing activities
Proceeds from addition of shares	738,193,314	204,359,211
Payment on shares redeemed	(307,981,814)	(261,883,622)

Net cash provided by (used in) financing activities	430,211,500	(57,524,411)

Net increase (decrease) in cash	2,507,446	(53,411)
Cash, beginning of period	658,676	265,258

Cash, end of period	$3,166,122	$211,847

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$262,113	$310,060
Segregated cash balances with brokers for futures contracts	2,081,310	1,795,030
Short-term U.S. government and agency obligations (Note 3) (cost $13,658,395 and $10,042,198, respectively)	13,658,585	10,042,731
Receivable on open futures contracts	45,312	632,777

Total assets	16,047,320	12,780,598

Liabilities and shareholders’ equity
Liabilities
Management fee payable	12,293	12,258

Total liabilities	12,293	12,258

Shareholders’ equity
Shareholders’ equity	16,035,027	12,768,340

Total liabilities and shareholders’ equity	$16,047,320	$12,780,598

Shares outstanding (Note 1)	174,952	125,008

Net asset value per share (Note 1)	$91.65	$102.14

Market value per share (Note 1) (Note 2)	$91.86	$101.64

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(85% of shareholders’ equity)
U.S. Treasury Bills:
0.013% due 10/03/13	$362,000	$362,000
0.037% due 10/31/13	6,728,000	6,727,804
0.019% due 12/05/13	4,006,000	4,005,964
0.044% due 12/12/13	194,000	193,994
0.045% due 12/19/13	345,000	344,989
0.037% due 12/26/13	37,000	36,999
0.015% due 02/06/14	1,082,000	1,081,942
0.034% due 03/20/14	905,000	904,893

Total short-term U.S. government and agency obligations (cost $13,658,395)		$13,658,585

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires November 2013	901	$32,075,600	$467,284

††	Cash collateral in the amount of $2,081,310 was pledged to cover margin requirements for open futures contracts as of September 30, 2013.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2013	2012	2013	2012
Investment Income
Interest	$1,267	$1,854	$7,217	$4,883

Expenses
Management fee	40,159	14,762	137,353	39,735
Brokerage commissions	9,143	10,986	36,055	52,462
Offering costs	—	17,694	—	63,342

Total expenses	49,302	43,442	173,408	155,539

Net investment income (loss)	(48,035)	(41,588)	(166,191)	(150,656)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,862,705	(4,766,026)	254,565	1,537,148
Short-term U.S. government and agency obligations	418	185	1,419	27

Net realized gain (loss)	2,863,123	(4,765,841)	255,984	1,537,175

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,862,190)	1,018,440	58,149	(4,183,090)
Short-term U.S. government and agency obligations	648	259	(343)	723

Change in net unrealized appreciation/depreciation	(1,861,542)	1,018,699	57,806	(4,182,367)

Net realized and unrealized gain (loss)	1,001,581	(3,747,142)	313,790	(2,645,192)

Net income (loss)	$953,546	$(3,788,730)	$147,599	$(2,795,848)

Net income (loss) per weighted-average share (Note 1)	$4.97	$(30.64)	$0.60	$(26.12)

Weighted-average shares outstanding (Note 1)	191,799	123,649	244,171	107,033

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$12,768,340

Addition of 387,500 shares (Note 1)	30,364,906
Redemption of 337,556 shares (Note 1)	(27,245,818)

Net addition (redemption) of 49,944 shares (Note 1)	3,119,088

Net investment income (loss)	(166,191)
Net realized gain (loss)	255,984
Change in net unrealized appreciation/depreciation	57,806

Net income (loss)	147,599

Shareholders’ equity, at September 30, 2013	$16,035,027

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012

(unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$147,599	$(2,795,848)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(286,280)	(760,225)
Net sale (purchase) of short-term U.S. government and agency obligations	(3,616,197)	(7,368,751)
Change in unrealized appreciation/depreciation on investments	343	(723)
Decrease (Increase) in receivable on futures contracts	587,465	123,128
Change in offering cost	—	19,574
Increase (Decrease) in management fee payable	35	6,661
Increase (Decrease) in payable on futures contracts	—	312,649
Increase (Decrease) in payable for offering costs	—	(26,624)

Net cash provided by (used in) operating activities	(3,167,035)	(10,490,159)

Cash flow from financing activities
Proceeds from addition of shares	30,364,906	28,130,004
Payment on shares redeemed	(27,245,818)	(20,300,520)

Net cash provided by (used in) financing activities	3,119,088	7,829,484

Net increase (decrease) in cash	(47,947)	(2,660,675)
Cash, beginning of period	310,060	2,969,266

Cash, end of period	$262,113	$308,591

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$273,407	$175,194
Segregated cash balances with brokers for futures contracts	17,600	14,850
Short-term U.S. government and agency obligations (Note 3) (cost $137,129,482 and $88,573,928, respectively)	137,129,907	88,575,398
Unrealized appreciation on forward agreements	7,782,450	3,729,856
Receivable on open futures contracts	2,440	—

Total assets	145,205,804	92,495,298

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	3,980
Management fee payable	92,394	74,576

Total liabilities	92,394	78,556

Shareholders’ equity
Shareholders’ equity	145,113,410	92,416,742

Total liabilities and shareholders’ equity	$145,205,804	$92,495,298

Shares outstanding	1,646,978	1,446,978

Net asset value per share	$88.11	$63.87

Market value per share (Note 2)	$87.88	$62.60

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(94% of shareholders’ equity)
U.S. Treasury Bills:
0.052% due 10/03/13†	$44,388,000	$44,387,965
0.032% due 10/31/13†	28,810,000	28,809,159
0.019% due 12/05/13†	20,905,000	20,904,812
0.047% due 12/12/13†	4,824,000	4,823,855
0.018% due 02/06/14†	25,134,000	25,132,660
0.013% due 03/20/14	13,073,000	13,071,456

Total short-term U.S. government and agency obligations (cost $137,129,482)		$137,129,907

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires December 2013	2	$265,400	$(9,400)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	10/07/13	$(121,700)	$(161,438,701)	$4,474,464
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	10/07/13	(58,998)	(78,262,617)	1,765,604
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	10/07/13	(30,000)	(39,795,900)	935,071
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	10/07/13	(7,850)	(10,413,261)	607,311

				$7,782,450

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $17,600 was pledged to cover margin requirements for open futures contracts as of September 30, 2013.
^	The positions and counterparties herein are as of September 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Investment Income
Interest	$13,065	$21,407	$48,373	$52,562

Expenses
Management fee	296,972	277,898	892,226	954,699
Brokerage commissions	8	8	32	33

Total expenses	296,980	277,906	892,258	954,732

Net investment income (loss)	(283,915)	(256,499)	(843,885)	(902,170)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	30,380	(1,600)	95,800	38,100
Forward agreements	5,990,767	(10,988,696)	39,666,864	(9,316,144)
Short-term U.S. government and agency obligations	2,788	383	3,993	1,226

Net realized gain (loss)	6,023,935	(10,989,913)	39,766,657	(9,276,818)

Change in net unrealized appreciation/depreciation on
Futures contracts	(50,640)	(31,480)	(24,640)	(77,000)
Forward agreements	(44,003,240)	(13,858,647)	4,052,594	(42,496,500)
Short-term U.S. government and agency obligations	982	2,461	(1,045)	8,985

Change in net unrealized appreciation/depreciation	(44,052,898)	(13,887,666)	4,026,909	(42,564,515)

Net realized and unrealized gain (loss)	(38,028,963)	(24,877,579)	43,793,566	(51,841,333)

Net income (loss)	$(38,312,878)	$(25,134,078)	$42,949,681	$(52,743,503)

Net income (loss) per weighted-average share (Note 1)	$(27.99)	$(14.32)	$27.46	$(26.76)

Weighted-average shares outstanding (Note 1)	1,368,717	1,754,812	1,564,194	1,970,970

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$92,416,742

Addition of 1,750,000 shares	148,082,137
Redemption of 1,550,000 shares	(138,335,150)

Net addition (redemption) of 200,000 shares	9,746,987

Net investment income (loss)	(843,885)
Net realized gain (loss)	39,766,657
Change in net unrealized appreciation/depreciation	4,026,909

Net income (loss)	42,949,681

Shareholders’ equity, at September 30, 2013	$145,113,410

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$42,949,681	$(52,743,503)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,750)	(455)
Net sale (purchase) of short-term U.S. government and agency obligations	(48,555,554)	62,844,243
Change in unrealized appreciation/depreciation on investments	(4,051,549)	42,487,515
Decrease (Increase) in receivable on futures contracts	(2,440)	(1,320)
Increase (Decrease) in management fee payable	17,818	(47,596)
Increase (Decrease) in payable on futures contracts	(3,980)	—

Net cash provided by (used in) operating activities	(9,648,774)	52,538,884

Cash flow from financing activities
Proceeds from addition of shares	148,082,137	—
Payment on shares redeemed	(138,335,150)	(52,764,851)

Net cash provided by (used in) financing activities	9,746,987	(52,764,851)

Net increase (decrease) in cash	98,213	(225,967)
Cash, beginning of period	175,194	330,841

Cash, end of period	$273,407	$104,874

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$428,378	$344,378
Segregated cash balances with brokers for futures contracts	24,750	24,200
Short-term U.S. government and agency obligations (Note 3) (cost $106,046,820 and $86,199,868, respectively)	106,048,955	86,206,701
Unrealized appreciation on forward agreements	9,083,114	19,307,685
Receivable on open futures contracts	580	—

Total assets	115,585,777	105,882,964

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,138,116
Payable on open futures contracts	—	2,520
Management fee payable	84,701	85,625

Total liabilities	84,701	5,226,261

Shareholders’ equity
Shareholders’ equity	115,501,076	100,656,703

Total liabilities and shareholders’ equity	$115,585,777	$105,882,964

Shares outstanding	1,508,489	1,958,489

Net asset value per share	$76.57	$51.40

Market value per share (Note 2)	$76.49	$50.07

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(92% of shareholders’ equity)
U.S. Treasury Bills:
0.043% due 10/03/13	$6,755,000	$6,754,994
0.033% due 10/31/13†	45,457,000	45,455,673
0.047% due 12/12/13†	7,370,000	7,369,779
0.040% due 12/19/13†	7,123,000	7,122,766
0.033% due 12/26/13†	6,031,000	6,030,856
0.026% due 02/06/14†	29,233,000	29,231,442
0.025% due 03/13/14†	4,084,000	4,083,445

Total short-term U.S. government and agency obligations (cost $106,046,820)		$106,048,955

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires December 2013	2	$217,080	$(2,180)

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	10/07/13	$(5,467,000)	$(118,539,868)	$5,461,114
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	10/07/13	(3,016,500)	(65,406,166)	1,249,680
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	10/07/13	(1,749,000)	(37,923,217)	1,810,591
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	10/07/13	(411,000)	(8,911,631)	561,729

				$9,083,114

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $24,750 was pledged to cover margin requirements for open futures contracts as of September 30, 2013.
^	The positions and counterparties herein are as of September 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Investment Income
Interest	$8,580	$25,338	$47,626	$69,765

Expenses
Management fee	219,042	315,479	759,657	1,219,073
Brokerage commissions	8	8	32	33

Total expenses	219,050	315,487	759,689	1,219,106

Net investment income (loss)	(210,470)	(290,149)	(712,063)	(1,149,341)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	3,700	8,100	129,440	61,500
Forward agreements	5,999,781	(30,594,433)	86,693,880	(27,269,372)
Short-term U.S. government and agency obligations	4,502	911	7,599	869

Net realized gain (loss)	6,007,983	(30,585,422)	86,830,919	(27,207,003)

Change in net unrealized appreciation/depreciation on
Futures contracts	(25,580)	(77,050)	(42,200)	(125,870)
Forward agreements	(32,063,071)	(36,484,084)	(10,224,571)	(57,492,979)
Short-term U.S. government and agency obligations	3,530	(270)	(4,698)	8,702

Change in net unrealized appreciation/depreciation	(32,085,121)	(36,561,404)	(10,271,469)	(57,610,147)

Net realized and unrealized gain (loss)	(26,077,138)	(67,146,826)	76,559,450	(84,817,150)

Net income (loss)	$(26,287,608)	$(67,436,975)	$75,847,387	$(85,966,491)

Net income (loss) per weighted-average share (Note 1)	$(23.75)	$(29.10)	$46.96	$(28.59)

Weighted-average shares outstanding (Note 1)	1,106,858	2,317,728	1,615,265	3,006,900

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$100,656,703

Addition of 3,050,000 shares	220,175,462
Redemption of 3,500,000 shares	(281,178,476)

Net addition (redemption) of (450,000) shares	(61,003,014)

Net investment income (loss)	(712,063)
Net realized gain (loss)	86,830,919
Change in net unrealized appreciation/depreciation	(10,271,469)

Net income (loss)	75,847,387

Shareholders’ equity, at September 30, 2013	$115,501,076

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$75,847,387	$(85,966,491)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(550)	15,760
Net sale (purchase) of short-term U.S. government and agency obligations	(19,846,952)	85,371,648
Change in unrealized appreciation/depreciation on investments	10,229,269	57,484,277
Decrease (Increase) in receivable on futures contracts	(580)	—
Increase (Decrease) in management fee payable	(924)	(94,337)
Increase (Decrease) in payable on futures contracts	(2,520)	—

Net cash provided by (used in) operating activities	66,225,130	56,810,857

Cash flow from financing activities
Proceeds from addition of shares	220,175,462	296,567,192
Payment on shares redeemed	(286,316,592)	(353,503,290)

Net cash provided by (used in) financing activities	(66,141,130)	(56,936,098)

Net increase (decrease) in cash	84,000	(125,241)
Cash, beginning of period	344,378	648,166

Cash, end of period	$428,378	$522,925

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$501,333	$302,359
Segregated cash balances with brokers for futures contracts	118,250	63,250
Short-term U.S. government and agency obligations (Note 3) (cost $6,666,802 and $3,409,716, respectively)	6,666,790	3,409,904
Receivable on open futures contracts	—	6,612
Offering costs (Note 5)	—	19,770
Limitation by Sponsor	—	2,145

Total assets	7,286,373	3,804,040

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	3,225	—
Management fee payable	5,758	—
Payable for offering costs	—	41,000

Total liabilities	8,983	41,000

Shareholders’ equity
Shareholders’ equity	7,277,390	3,763,040

Total liabilities and shareholders’ equity	$7,286,373	$3,804,040

Shares outstanding	200,005	100,005

Net asset value per share	$36.39	$37.63

Market value per share (Note 2)	$36.41	$37.64

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(92% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 10/03/13	$45,000	$45,000
0.014% due 10/31/13	2,884,000	2,883,916
0.014% due 12/12/13	3,136,000	3,135,906
0.037% due 02/06/14	602,000	601,968

Total short-term U.S. government and agency obligations (cost $6,666,802)		$6,666,790

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures - CME, expires December 2013	43	$7,270,763	$(141,094)

††	Cash collateral in the amount of $118,250 was pledged to cover margin requirements for open futures contracts as of September 30, 2013.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013, THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND THE PERIOD FROM JUNE 26, 2012 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO SEPTEMBER 30, 2012

(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	June 26, 2012 to September 30, 2012
Investment Income
Interest	$338	$641	$1,363	$641

Expenses
Management fee	16,080	—	16,573	—
Brokerage commissions	287	134	517	197
Offering costs	—	10,334	45,511	10,896
Limitation by Sponsor	—	(816)	(28,232)	(964)

Total expenses	16,367	9,652	34,369	10,129

Net investment income (loss)	(16,029)	(9,011)	(33,006)	(9,488)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(39,024)	(102,555)	(114,962)	(104,555)
Short-term U.S. government and agency obligations	15	(1)	162	(1)

Net realized gain (loss)	(39,009)	(102,556)	(114,800)	(104,556)

Change in net unrealized appreciation/depreciation on
Futures contracts	(208,707)	36,694	(86,038)	(13,619)
Short-term U.S. government and agency obligations	(93)	18	(200)	18

Change in net unrealized appreciation/depreciation	(208,800)	36,712	(86,238)	(13,601)

Net realized and unrealized gain (loss)	(247,809)	(65,844)	(201,038)	(118,157)

Net income (loss)	$(263,838)	$(74,855)	$(234,044)	$(127,645)

Net income (loss) per weighted-average share	$(1.46)	$(0.75)	$(1.84)	$(1.29)

Weighted-average shares outstanding	180,983	100,005	127,294	98,974

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$3,763,040

Addition of 100,000 shares	3,748,394

Net investment income (loss)	(33,006)
Net realized gain (loss)	(114,800)
Change in net unrealized appreciation/depreciation	(86,238)

Net income (loss)	(234,044)

Shareholders’ equity, at September 30, 2013	$7,277,390

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND THE PERIOD FROM JUNE 26, 2012 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO SEPTEMBER 30, 2012

(unaudited)

	Nine months ended September 30, 2013	June 26, 2012 to September 30, 2012
Cash flow from operating activities
Net income (loss)	$(234,044)	$(127,645)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(55,000)	(79,200)
Net sale (purchase) of short-term U.S. government and agency obligations	(3,257,086)	(3,446,976)
Change in unrealized appreciation/depreciation on investments	200	(18)
Decrease (Increase) in receivable on futures contracts	6,612	(19,500)
Decrease (Increase) in Limitation by Sponsor	2,145	(964)
Change in offering cost	19,770	10,896
Increase (Decrease) in management fee payable	5,758	—
Increase (Decrease) in payable on futures contracts	3,225	—
Increase (Decrease) in payable for offering costs	(41,000)	—

Net cash provided by (used in) operating activities	(3,549,420)	(3,663,407)

Cash flow from financing activities
Proceeds from addition of shares	3,748,394	4,000,000

Net cash provided by (used in) financing activities	3,748,394	4,000,000

Net increase (decrease) in cash	198,974	336,593
Cash, beginning of period	302,359	200

Cash, end of period	$501,333	$336,793

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$972,741	$361,157
Segregated cash balances with brokers for futures contracts	1,044,747	144,540
Short-term U.S. government and agency obligations (Note 3) (cost $22,015,646 and $3,302,725, respectively)	22,016,137	3,302,907
Offering costs (Note 5)	—	22,129
Limitation by Sponsor	—	2,216

Total assets	24,033,625	3,832,949

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	36,330	10,950
Management fee payable	19,068	—
Payable for offering costs	—	41,000

Total liabilities	55,398	51,950

Shareholders’ equity
Shareholders’ equity	23,978,227	3,780,999

Total liabilities and shareholders’ equity	$24,033,625	$3,832,949

Shares outstanding	550,005	100,005

Net asset value per share	$43.60	$37.81

Market value per share (Note 2)	$43.54	$37.74

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(92% of shareholders’ equity)
U.S. Treasury Bills:
0.030% due 10/03/13	$1,343,000	$1,342,999
0.036% due 10/31/13	620,000	619,982
0.019% due 12/12/13	10,660,000	10,659,680
0.040% due 12/19/13	2,583,000	2,582,915
0.037% due 12/26/13	1,980,000	1,979,953
0.034% due 02/06/14	3,200,000	3,199,829
0.018% due 03/13/14	1,631,000	1,630,779

Total short-term U.S. government and agency obligations (cost $22,015,646)		$22,016,137

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires December 2013	519	$48,158,010	$(466,612)

††	Cash collateral in the amount of $1,044,747 was pledged to cover margin requirements for open futures contracts as of September 30, 2013.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND THE PERIOD FROM JULY 17, 2012 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO SEPTEMBER 30, 2012

(unaudited)

	Three months ended September 30, 2013	Nine months ended September 30, 2013	July 17, 2012 to September 30, 2012*
Investment Income
Interest	$1,790	$3,399	$586

Expenses
Management fee	47,611	47,611	—
Brokerage commissions	4,057	7,836	605
Offering costs	2,926	47,870	8,537
Limitation by Sponsor	—	(1,259)	(1,012)
Reduction to Limitation by Sponsor	6,817	—	—

Total expenses	61,411	102,058	8,130

Net investment income (loss)	(59,621)	(98,659)	(7,544)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	389,254	2,294,351	(123,485)
Short-term U.S. government and agency obligations	156	317	(2)

Net realized gain (loss)	389,410	2,294,668	(123,487)

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,865,253)	(552,202)	1,140
Short-term U.S. government and agency obligations	535	309	17

Change in net unrealized appreciation/depreciation	(1,864,718)	(551,893)	1,157

Net realized and unrealized gain (loss)	(1,475,308)	1,742,775	(122,330)

Net income (loss)	$(1,534,929)	$1,644,116	$(129,874)

Net income (loss) per weighted-average share	$(2.94)	$5.43	$(1.32)

Weighted-average shares outstanding	522,831	302,935	98,689

*	Since the Fund commenced investment operations on July 17, 2012, the Statement of Operations for the nine months ended September 30, 2012 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$3,780,999

Addition of 450,000 shares	18,553,112

Net investment income (loss)	(98,659)
Net realized gain (loss)	2,294,668
Change in net unrealized appreciation/depreciation	(551,893)

Net income (loss)	1,644,116

Shareholders’ equity, at September 30, 2013	$23,978,227

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND THE PERIOD FROM JULY 17, 2012 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO SEPTEMBER 30, 2012

(unaudited)

	Nine months ended September 30, 2013	July 17, 2012 to September 30, 2012
Cash flow from operating activities
Net income (loss)	$1,644,116	$(129,874)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(900,207)	(206,250)
Net sale (purchase) of short-term U.S. government and agency obligations	(18,712,921)	(3,302,978)
Change in unrealized appreciation/depreciation on investments	(309)	(17)
Decrease (Increase) in receivable on futures contracts	—	(51,288)
Decrease (Increase) in Limitation by Sponsor	2,216	(1,012)
Change in offering cost	22,129	8,537
Increase (Decrease) in management fee payable	19,068	—
Increase (Decrease) in payable on futures contracts	25,380	—
Increase (Decrease) in payable for offering costs	(41,000)	—

Net cash provided by (used in) operating activities	(17,941,528)	(3,682,882)

Cash flow from financing activities
Proceeds from addition of shares	18,553,112	4,000,000

Net cash provided by (used in) financing activities	18,553,112	4,000,000

Net increase (decrease) in cash	611,584	317,118
Cash, beginning of period	361,157	200

Cash, end of period	$972,741	$317,318

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$241,121	$276,372
Short-term U.S. government and agency obligations (Note 3) (cost $482,813,582 and $553,417,216, respectively)	482,820,998	553,430,562
Unrealized appreciation on foreign currency forward contracts	1,643,765	251,047

Total assets	484,705,884	553,957,981

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	13,282,209
Management fee payable	370,009	499,127
Unrealized depreciation on foreign currency forward contracts	27,575,831	13,398,619

Total liabilities	27,945,840	27,179,955

Shareholders’ equity
Shareholders’ equity	456,760,044	526,778,026

Total liabilities and shareholders’ equity	$484,705,884	$553,957,981

Shares outstanding	25,750,014	27,700,014

Net asset value per share	$17.74	$19.02

Market value per share (Note 2)	$17.75	$19.01

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(106% of shareholders’ equity)
U.S. Treasury Bills:
0.049% due 10/03/13	$22,750,000	$22,749,982
0.041% due 10/31/13†	207,300,000	207,293,947
0.019% due 12/05/13†	232,904,000	232,901,904
0.019% due 12/12/13†	9,649,000	9,648,710
0.021% due 02/06/14†	10,227,000	10,226,455

Total short-term U.S. government and agency obligations (cost $482,813,582)		$482,820,998

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	10/04/13	59,619,300	$80,653,379	$1,060,483
Euro with UBS AG	10/04/13	44,376,200	60,032,413	583,282

				$1,643,765

Contracts to Sell
Euro with Goldman Sachs International	10/04/13	(395,033,825)	$(534,404,339)	$(13,695,213)
Euro with UBS AG	10/04/13	(385,179,200)	(521,072,938)	(13,880,618)

				$(27,575,831)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Investment Income
Interest	$39,032	$160,447	$179,135	$359,466

Expenses
Management fee	1,169,113	2,052,823	3,553,447	6,345,979

Total expenses	1,169,113	2,052,823	3,553,447	6,345,979

Net investment income (loss)	(1,130,081)	(1,892,376)	(3,374,312)	(5,986,513)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(8,625,860)	(14,572,815)	(19,722,590)	106,381,285
Short-term U.S. government and agency obligations	2,718	(442)	7,137	(877)

Net realized gain (loss)	(8,623,142)	(14,573,257)	(19,715,453)	106,380,408

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(30,678,790)	(12,582,909)	(12,784,494)	(102,605,174)
Short-term U.S. government and agency obligations	17,665	744	(5,930)	50,098

Change in net unrealized appreciation/depreciation	(30,661,125)	(12,582,165)	(12,790,424)	(102,555,076)

Net realized and unrealized gain (loss)	(39,284,267)	(27,155,422)	(32,505,877)	3,825,332

Net income (loss)	$(40,414,348)	$(29,047,798)	$(35,880,189)	$(2,161,181)

Net income (loss) per weighted-average share	$(1.53)	$(0.72)	$(1.36)	$(0.05)

Weighted-average shares outstanding	26,331,536	40,283,166	26,459,721	43,594,175

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$526,778,026

Addition of 6,250,000 shares	119,076,233
Redemption of 8,200,000 shares	(153,214,026)

Net addition (redemption) of (1,950,000) shares	(34,137,793)

Net investment income (loss)	(3,374,312)
Net realized gain (loss)	(19,715,453)
Change in net unrealized appreciation/depreciation	(12,790,424)

Net income (loss)	(35,880,189)

Shareholders’ equity, at September 30, 2013	$456,760,044

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$(35,880,189)	$(2,161,181)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	70,603,634	220,067,988
Change in unrealized appreciation/depreciation on investments	12,790,424	102,555,076
Increase (Decrease) in management fee payable	(129,118)	(242,729)

Net cash provided by (used in) operating activities	47,384,751	320,219,154

Cash flow from financing activities
Proceeds from addition of shares	119,076,233	254,964,609
Payment on shares redeemed	(166,496,235)	(574,890,311)

Net cash provided by (used in) financing activities	(47,420,002)	(319,925,702)

Net increase (decrease) in cash	(35,251)	293,452
Cash, beginning of period	276,372	102,088

Cash, end of period	$241,121	$395,540

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$475,539	$363,826
Short-term U.S. government and agency obligations (Note 3) (cost $475,703,032 and $362,731,936, respectively)	475,704,411	362,743,231
Unrealized appreciation on foreign currency forward contracts	793,507	38,346,817
Receivable from capital shares sold	—	7,613,633

Total assets	476,973,457	409,067,507

Liabilities and shareholders’ equity
Liabilities
Management fee payable	378,269	271,235
Unrealized depreciation on foreign currency forward contracts	13,313,050	232,642

Total liabilities	13,691,319	503,877

Shareholders’ equity
Shareholders’ equity	463,282,138	408,563,630

Total liabilities and shareholders’ equity	$476,973,457	$409,067,507

Shares outstanding	7,449,294	8,049,294

Net asset value per share	$62.19	$50.76

Market value per share (Note 2)	$62.23	$50.77

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
U.S. Treasury Bills:
0.044% due 10/03/13	$83,949,000	$83,948,933
0.039% due 10/31/13†	23,268,000	23,267,320
0.016% due 12/12/13†	334,713,000	334,702,959
0.021% due 02/06/14†	33,787,000	33,785,199

Total short-term U.S. government and agency obligations (cost $475,703,032)		$475,704,411

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	10/04/13	10,842,832,400	$110,305,446	$718,095
Yen with UBS AG	10/04/13	4,202,410,900	42,751,635	75,412

				$793,507

Contracts to Sell
Yen with Goldman Sachs International	10/04/13	(56,007,835,200)	$(569,774,484)	$(7,048,993)
Yen with UBS AG	10/04/13	(50,043,376,200)	(509,097,321)	(6,264,057)

				$(13,313,050)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Investment Income
Interest	$40,839	$41,475	$171,429	$104,677

Expenses
Management fee	1,205,676	537,172	3,450,237	1,699,389

Total expenses	1,205,676	537,172	3,450,237	1,699,389

Net investment income (loss)	(1,164,837)	(495,697)	(3,278,808)	(1,594,712)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(5,693,424)	(4,756,665)	139,331,278	5,696,143
Short-term U.S. government and agency obligations	1,031	205	5,849	897

Net realized gain (loss)	(5,692,393)	(4,756,460)	139,337,127	5,697,040

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(8,391,457)	(6,717,569)	(50,633,718)	1,720,295
Short-term U.S. government and agency obligations	(44)	1,760	(9,916)	9,826

Change in net unrealized appreciation/depreciation	(8,391,501)	(6,715,809)	(50,643,634)	1,730,121

Net realized and unrealized gain (loss)	(14,083,894)	(11,472,269)	88,693,493	7,427,161

Net income (loss)	$(15,248,731)	$(11,967,966)	$85,414,685	$5,832,449

Net income (loss) per weighted-average share	$(1.92)	$(2.24)	$10.85	$1.05

Weighted-average shares outstanding	7,957,990	5,349,294	7,874,019	5,542,177

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$408,563,630

Addition of 4,300,000 shares	272,070,096
Redemption of 4,900,000 shares	(302,766,273)

Net addition (redemption) of (600,000) shares	(30,696,177)

Net investment income (loss)	(3,278,808)
Net realized gain (loss)	139,337,127
Change in net unrealized appreciation/depreciation	(50,643,634)

Net income (loss)	85,414,685

Shareholders’ equity, at September 30, 2013	$463,282,138

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$85,414,685	$5,832,449
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(112,971,096)	(12,529,606)
Change in unrealized appreciation/depreciation on investments	50,643,634	(1,730,121)
Increase (Decrease) in management fee payable	107,034	(1,421)

Net cash provided by (used in) operating activities	23,194,257	(8,428,699)

Cash flow from financing activities
Proceeds from addition of shares	279,683,729	146,771,879
Payment on shares redeemed	(302,766,273)	(138,310,736)

Net cash provided by (used in) financing activities	(23,082,544)	8,461,143

Net increase (decrease) in cash	111,713	32,444
Cash, beginning of period	363,826	22,338

Cash, end of period	$475,539	$54,782

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$124,557	$167,546
Short-term U.S. government and agency obligations (Note 3) (cost $4,107,812 and $6,240,818, respectively)	4,107,868	6,240,951

Total assets	4,232,425	6,408,497

Liabilities and shareholders’ equity
Liabilities
Management fee payable	3,225	5,018
Unrealized depreciation on swap agreements	237,372	306,268

Total liabilities	240,597	311,286

Shareholders’ equity
Shareholders’ equity	3,991,828	6,097,211

Total liabilities and shareholders’ equity	$4,232,425	$6,408,497

Shares outstanding	200,014	250,014

Net asset value per share	$19.96	$24.39

Market value per share (Note 2)	$19.92	$23.93

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 10/03/13†	$520,000	$520,000
0.050% due 10/31/13†	1,396,000	1,395,959
0.014% due 12/12/13†	1,115,000	1,114,966
0.026% due 02/06/14	1,077,000	1,076,943

Total short-term U.S. government and agency obligations (cost $4,107,812)		$4,107,868

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Dow Jones-UBS Commodity Index	10/07/13	$2,467,834	$(73,556)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	10/07/13	3,803,041	(113,209)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	10/07/13	1,697,422	(50,607)

			$(237,372)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of September 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Investment Income
Interest	$395	$1,472	$1,809	$3,401

Expenses
Management fee	9,770	21,020	32,386	62,966

Total expenses	9,770	21,020	32,386	62,966

Net investment income (loss)	(9,375)	(19,548)	(30,577)	(59,565)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(85,078)	1,946,086	(868,053)	(234,500)
Short-term U.S. government and agency obligations	11	(7)	41	(7)

Net realized gain (loss)	(85,067)	1,946,079	(868,012)	(234,507)

Change in net unrealized appreciation/depreciation on
Swap agreements	233,903	(418,834)	68,896	974,662
Short-term U.S. government and agency obligations	40	278	(77)	586

Change in net unrealized appreciation/depreciation	233,943	(418,556)	68,819	975,248

Net realized and unrealized gain (loss)	148,876	1,527,523	(799,193)	740,741

Net income (loss)	$139,501	$1,507,975	$(829,770)	$681,176

Net income (loss) per weighted-average share	$0.70	$4.53	$(4.03)	$1.98

Weighted-average shares outstanding	200,014	333,166	205,692	344,357

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$6,097,211

Redemption of 50,000 shares	(1,275,613)

Net investment income (loss)	(30,577)
Net realized gain (loss)	(868,012)
Change in net unrealized appreciation/depreciation	68,819

Net income (loss)	(829,770)

Shareholders’ equity, at September 30, 2013	$3,991,828

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$(829,770)	$681,176
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	2,133,006	1,812,451
Change in unrealized appreciation/depreciation on investments	(68,819)	(975,248)
Increase (Decrease) in management fee payable	(1,793)	(958)

Net cash provided by (used in) operating activities	1,232,624	1,517,421

Cash flow from financing activities
Payment on shares redeemed	(1,275,613)	(1,338,727)

Net cash provided by (used in) financing activities	(1,275,613)	(1,338,727)

Net increase (decrease) in cash	(42,989)	178,694
Cash, beginning of period	167,546	59,453

Cash, end of period	$124,557	$238,147

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$685,206	$2,198,932
Segregated cash balances with brokers for futures contracts	4,929,430	23,356,627
Short-term U.S. government and agency obligations (Note 3) (cost $136,392,465 and $437,644,628, respectively)	136,394,297	437,662,650
Unrealized appreciation on swap agreements	—	33,333,620
Receivable from capital shares sold	6,943,327	—
Receivable on open futures contracts	—	3,430,415

Total assets	148,952,260	499,982,244

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	16,071,243
Payable on open futures contracts	772,970	—
Management fee payable	109,485	402,037
Unrealized depreciation on swap agreements	10,995,019	—

Total liabilities	11,877,474	16,473,280

Shareholders’ equity
Shareholders’ equity	137,074,786	483,508,964

Total liabilities and shareholders’ equity	$148,952,260	$499,982,244

Shares outstanding	3,949,170	16,449,170

Net asset value per share	$34.71	$29.39

Market value per share (Note 2)	$34.73	$29.32

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(100% of shareholders’ equity)
U.S. Treasury Bills:
0.038% due 10/03/13†	$8,765,000	$8,764,993
0.019% due 10/31/13†	4,253,000	4,252,876
0.021% due 11/21/13†	71,041,000	71,038,990
0.025% due 12/05/13†	2,257,000	2,256,980
0.045% due 12/12/13†	1,266,000	1,265,962
0.045% due 12/19/13	1,725,000	1,724,943
0.033% due 12/26/13†	2,164,000	2,163,948
0.023% due 02/06/14†	44,928,000	44,925,605

Total short-term U.S. government and agency obligations (cost $136,392,465)		$136,394,297

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires November 2013	1,093	$111,846,690	$(2,710,766)

Swap Agreements^

	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	10/07/13	$46,973,928	$(2,428,302)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS WTI Crude Oil Sub-Index	10/07/13	45,742,000	(3,504,152)
Swap agreement with Societe Generale S.A. based on Dow Jones-UBS WTI Crude Oil Sub-Index	10/07/13	25,106,915	(1,910,928)
Swap agreement with UBS AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	10/07/13	44,514,417	(3,151,637)

			$(10,995,019)

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $4,929,430 was pledged to cover margin requirements for open futures contracts as of September 30, 2013.
^	The positions and counterparties herein are as of September 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Investment Income
Interest	$13,828	$63,544	$115,731	$126,796

Expenses
Management fee	391,381	914,474	1,902,343	2,267,600
Brokerage commissions	5,957	17,756	44,268	51,677

Total expenses	397,338	932,230	1,946,611	2,319,277

Net investment income (loss)	(383,510)	(868,686)	(1,830,880)	(2,192,481)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	14,935,152	39,863,006	58,472,792	(3,106,383)
Swap agreements	38,653,932	53,732,254	82,414,286	85,922
Short-term U.S. government and agency obligations	2,220	1,157	11,070	3,970

Net realized gain (loss)	53,591,304	93,596,417	140,898,148	(3,016,491)

Change in net unrealized appreciation/depreciation on
Futures contracts	(3,023,114)	(15,276,450)	(24,671,176)	(3,775,100)
Swap agreements	(15,181,493)	(17,443,924)	(44,328,639)	(3,473,334)
Short-term U.S. government and agency obligations	(157)	(123)	(16,190)	19,991

Change in net unrealized appreciation/depreciation	(18,204,764)	(32,720,497)	(69,016,005)	(7,228,443)

Net realized and unrealized gain (loss)	35,386,540	60,875,920	71,882,143	(10,244,934)

Net income (loss)	$35,003,030	$60,007,234	$70,051,263	$(12,437,415)

Net income (loss) per weighted-average share	$7.77	$4.94	$8.11	$(1.35)

Weighted-average shares outstanding	4,506,235	12,151,344	8,637,082	9,201,542

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$483,508,964

Addition of 7,700,000 shares	219,201,551
Redemption of 20,200,000 shares	(635,686,992)

Net addition (redemption) of (12,500,000) shares	(416,485,441)

Net investment income (loss)	(1,830,880)
Net realized gain (loss)	140,898,148
Change in net unrealized appreciation/depreciation	(69,016,005)

Net income (loss)	70,051,263

Shareholders’ equity, at September 30, 2013	$137,074,786

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$70,051,263	$(12,437,415)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	18,427,197	(3,115,277)
Net sale (purchase) of short-term U.S. government and agency obligations	301,252,163	(119,232,604)
Change in unrealized appreciation/depreciation on investments	44,344,829	3,453,343
Decrease (Increase) in receivable on futures contracts	3,430,415	(1,043,668)
Increase (Decrease) in management fee payable	(292,552)	51,287
Increase (Decrease) in payable on futures contracts	772,970	—

Net cash provided by (used in) operating activities	437,986,285	(132,324,334)

Cash flow from financing activities
Proceeds from addition of shares	212,258,224	591,617,005
Payment on shares redeemed	(651,758,235)	(459,048,365)

Net cash provided by (used in) financing activities	(439,500,011)	132,568,640

Net increase (decrease) in cash	(1,513,726)	244,306
Cash, beginning of period	2,198,932	495,671

Cash, end of period	$685,206	$739,977

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$3,961,056	$3,385,764
Segregated cash balances with brokers for futures contracts	12,222,210	10,264,090
Short-term U.S. government and agency obligations (Note 3) (cost $75,236,739 and $64,312,441, respectively)	75,238,008	64,313,224
Receivable from capital shares sold	4,838,992	—

Total assets	96,260,266	77,963,078

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,999,143	4,891,783
Management fee payable	71,955	51,925

Total liabilities	2,071,098	4,943,708

Shareholders’ equity
Shareholders’ equity	94,189,168	73,019,370

Total liabilities and shareholders’ equity	$96,260,266	$77,963,078

Shares outstanding	2,919,941	1,869,941

Net asset value per share	$32.26	$39.05

Market value per share (Note 2)	$32.18	$39.24

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(80% of shareholders’ equity)
U.S. Treasury Bills:
0.039% due 10/03/13	$5,406,000	$5,405,996
0.030% due 10/31/13	28,257,000	28,256,175
0.025% due 12/05/13	1,984,000	1,983,982
0.045% due 12/12/13	6,718,000	6,717,798
0.036% due 12/19/13	4,966,000	4,965,837
0.034% due 12/26/13	3,632,000	3,631,913
0.026% due 02/06/14	19,439,000	19,437,964
0.018% due 03/13/14	4,839,000	4,838,343

Total short-term U.S. government and agency obligations (cost $75,236,739)		$75,238,008

Futures Contracts Purchased ††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires November 2013	5,291	$188,359,600	$3,434,395

††	Cash collateral in the amount of $12,222,210 was pledged to cover margin requirements for open futures contracts as of September 30, 2013.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Investment Income
Interest	$5,794	$9,896	$22,420	$18,894

Expenses
Management fee	188,763	137,754	458,553	260,956
Brokerage commissions	31,168	31,584	87,565	90,703
Offering costs	—	17,694	—	63,342

Total expenses	219,931	187,032	546,118	415,001

Net investment income (loss)	(214,137)	(177,136)	(523,698)	(396,107)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(14,491,916)	20,880,016	410,025	(5,782,759)
Short-term U.S. government and agency obligations	1,729	451	5,506	1,705

Net realized gain (loss)	(14,490,187)	20,880,467	415,531	(5,781,054)

Change in net unrealized appreciation/depreciation on
Futures contracts	9,380,633	(5,822,190)	7,251,345	13,594,580
Short-term U.S. government and agency obligations	2,201	(319)	486	1,575

Change in net unrealized appreciation/depreciation	9,382,834	(5,822,509)	7,251,831	13,596,155

Net realized and unrealized gain (loss)	(5,107,353)	15,057,958	7,667,362	7,815,101

Net income (loss)	$(5,321,490)	$14,880,822	$7,143,664	$7,418,994

Net income (loss) per weighted-average share (Note 1)	$(2.33)	$10.27	$4.27	$7.15

Weighted-average shares outstanding (Note 1)	2,285,158	1,448,274	1,671,223	1,037,473

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$73,019,370

Addition of 3,750,000 shares	134,247,069
Redemption of 2,700,000 shares	(120,220,935)

Net addition (redemption) of 1,050,000 shares	14,026,134

Net investment income (loss)	(523,698)
Net realized gain (loss)	415,531
Change in net unrealized appreciation/depreciation	7,251,831

Net income (loss)	7,143,664

Shareholders’ equity, at September 30, 2013	$94,189,168

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$7,143,664	$7,418,994
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(1,958,120)	(10,458,841)
Net sale (purchase) of short-term U.S. government and agency obligations	(10,924,298)	(65,921,169)
Change in unrealized appreciation/depreciation on investments	(486)	(1,575)
Decrease (Increase) in receivable on futures contracts	—	(2,218,701)
Change in offering cost	—	19,574
Increase (Decrease) in management fee payable	20,030	54,666
Increase (Decrease) in payable on futures contracts	(2,892,640)	—
Increase (Decrease) in payable for offering costs	—	(26,624)

Net cash provided by (used in) operating activities	(8,611,850)	(71,133,676)

Cash flow from financing activities
Proceeds from addition of shares	129,408,077	97,320,934
Payment on shares redeemed	(120,220,935)	(26,076,573)

Net cash provided by (used in) financing activities	9,187,142	71,244,361

Net increase (decrease) in cash	575,292	110,685
Cash, beginning of period	3,385,764	3,361,868

Cash, end of period	$3,961,056	$3,472,553

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$191,886	$342,345
Segregated cash balances with brokers for futures contracts	17,600	14,850
Short-term U.S. government and agency obligations (Note 3) (cost $189,665,568 and $350,608,755, respectively)	189,669,408	350,624,904
Receivable on open futures contracts	—	3,980

Total assets	189,878,894	350,986,079

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,440	—
Management fee payable	140,211	279,269
Unrealized depreciation on forward agreements	17,189,960	15,652,058

Total liabilities	17,332,611	15,931,327

Shareholders’ equity
Shareholders’ equity	172,546,283	335,054,752

Total liabilities and shareholders’ equity	$189,878,894	$350,986,079

Shares outstanding	3,400,014	4,000,014

Net asset value per share	$50.75	$83.76

Market value per share (Note 2)	$50.86	$85.34

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(110% of shareholders’ equity)
U.S. Treasury Bills:
0.045% due 10/03/13†	$58,602,000	$58,601,953
0.048% due 10/31/13†	39,951,000	39,949,834
0.043% due 11/21/13†	10,530,000	10,529,702
0.014% due 12/12/13†	2,804,000	2,803,916
0.045% due 12/19/13	15,428,000	15,427,492
0.023% due 02/06/14†	59,813,000	59,809,812
0.042% due 03/20/14†	2,547,000	2,546,699

Total short-term U.S. government and agency obligations (cost $189,665,568)		$189,669,408

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires December 2013	2	$265,400	$9,420

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	10/07/13	$142,200	$188,632,566	$(9,410,748)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	10/07/13	66,620	88,373,429	(4,079,114)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	10/07/13	34,900	46,295,897	(2,180,790)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	10/07/13	16,200	21,489,786	(1,519,308)

				$(17,189,960)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $17,600 was pledged to cover margin requirements for open futures contracts as of September 30, 2013.
^	The positions and counterparties herein are as of September 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Investment Income
Interest	$18,099	$62,437	$118,967	$151,337

Expenses
Management fee	409,677	825,270	1,692,282	2,546,445
Brokerage commissions	8	8	32	33

Total expenses	409,685	825,278	1,692,314	2,546,478

Net investment income (loss)	(391,586)	(762,841)	(1,573,347)	(2,395,141)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(30,400)	1,600	(95,940)	(37,880)
Forward agreements	(5,880,490)	23,187,603	(124,238,804)	(27,034,257)
Short-term U.S. government and agency obligations	3,048	1,030	11,545	1,664

Net realized gain (loss)	(5,907,842)	23,190,233	(124,323,199)	(27,070,473)

Change in net unrealized appreciation/depreciation on
Futures contracts	50,680	31,360	24,660	76,780
Forward agreements	36,515,444	47,286,260	(1,537,902)	111,479,069
Short-term U.S. government and agency obligations	6,673	5,738	(12,309)	17,402

Change in net unrealized appreciation/depreciation	36,572,797	47,323,358	(1,525,551)	111,573,251

Net realized and unrealized gain (loss)	30,664,955	70,513,591	(125,848,750)	84,502,778

Net income (loss)	$30,273,369	$69,750,750	$(127,422,097)	$82,107,637

Net income (loss) per weighted-average share	$9.07	$17.08	$(34.81)	$19.69

Weighted-average shares outstanding	3,338,057	4,083,166	3,661,003	4,169,722

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$335,054,752

Addition of 550,000 shares	30,696,013
Redemption of 1,150,000 shares	(65,782,385)

Net addition (redemption) of (600,000) shares	(35,086,372)

Net investment income (loss)	(1,573,347)
Net realized gain (loss)	(124,323,199)
Change in net unrealized appreciation/depreciation	(1,525,551)

Net income (loss)	(127,422,097)

Shareholders’ equity, at September 30, 2013	$172,546,283

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$(127,422,097)	$82,107,637
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,750)	6,045
Net sale (purchase) of short-term U.S. government and agency obligations	160,943,187	41,103,492
Change in unrealized appreciation/depreciation on investments	1,550,211	(111,496,471)
Decrease (Increase) in receivable on futures contracts	3,980	540
Increase (Decrease) in management fee payable	(139,058)	(12,934)
Increase (Decrease) in payable on futures contracts	2,440	—

Net cash provided by (used in) operating activities	34,935,913	11,708,309

Cash flow from financing activities
Proceeds from addition of shares	30,696,013	57,677,607
Payment on shares redeemed	(65,782,385)	(69,697,699)

Net cash provided by (used in) financing activities	(35,086,372)	(12,020,092)

Net increase (decrease) in cash	(150,459)	(311,783)
Cash, beginning of period	342,345	400,533

Cash, end of period	$191,886	$88,750

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$635,419	$890,051
Segregated cash balances with brokers for futures contracts	24,750	24,200
Short-term U.S. government and agency obligations (Note 3) (cost $633,826,597 and $891,006,493, respectively)	633,827,603	891,057,386
Receivable from capital shares sold	—	2,148,957
Receivable on open futures contracts	—	2,520

Total assets	634,487,772	894,123,114

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,780	—
Management fee payable	473,214	657,008
Unrealized depreciation on forward agreements	80,087,349	145,740,706

Total liabilities	80,562,343	146,397,714

Shareholders’ equity
Shareholders’ equity	553,925,429	747,725,400

Total liabilities and shareholders’ equity	$634,487,772	$894,123,114

Shares outstanding	27,600,028	17,400,028

Net asset value per share	$20.07	$42.97

Market value per share (Note 2)	$20.05	$44.10

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(114% of shareholders’ equity)
U.S. Treasury Bills:
0.045% due 10/03/13	$198,112,000	$198,111,841
0.045% due 10/31/13	102,670,000	102,667,002
0.022% due 11/21/13†	122,401,000	122,397,536
0.025% due 12/05/13†	3,352,000	3,351,970
0.043% due 12/19/13†	18,706,000	18,705,385
0.033% due 12/26/13	1,299,000	1,298,969
0.012% due 02/06/14†	185,512,000	185,502,112
0.042% due 03/20/14	1,793,000	1,792,788

Total short-term U.S. government and agency obligations (cost $633,826,597)		$633,827,603

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires December 2013	2	$217,080	$2,180

Forward Agreements^

	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	10/07/13	$27,698,000	$600,570,194	$(40,058,378)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	10/07/13	12,282,800	266,325,496	(24,037,958)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	10/07/13	8,168,000	177,105,110	(11,898,455)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	10/07/13	2,935,000	63,639,018	(4,092,558)

				$(80,087,349)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $24,750 was pledged to cover margin requirements for open futures contracts as of September 30, 2013.
^	The positions and counterparties herein are as of September 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Investment Income
Interest	$51,513	$136,002	$313,406	$313,266

Expenses
Management fee	1,317,246	1,795,410	4,410,160	5,416,759
Brokerage commissions	8	9	28	38

Total expenses	1,317,254	1,795,419	4,410,188	5,416,797

Net investment income (loss)	(1,265,741)	(1,659,417)	(4,096,782)	(5,103,531)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(3,850)	(8,250)	(129,994)	(66,550)
Forward agreements	28,403,922	159,551,951	(509,769,205)	(51,676,872)
Short-term U.S. government and agency obligations	5,757	167	28,868	3,218

Net realized gain (loss)	28,405,829	159,543,868	(509,870,331)	(51,740,204)

Change in net unrealized appreciation/depreciation on
Futures contracts	25,680	77,050	42,200	125,770
Forward agreements	96,463,510	205,570,169	65,653,357	269,567,970
Short-term U.S. government and agencyobligations	4,593	7,110	(49,887)	33,736

Change in net unrealizedappreciation/depreciation	96,493,783	205,654,329	65,645,670	269,727,476

Net realized and unrealized gain (loss)	124,899,612	365,198,197	(444,224,661)	217,987,272

Net income (loss)	$123,633,871	$363,538,780	$(448,321,443)	$212,883,741

Net income (loss) per weighted-average share	$4.48	$21.31	$(19.74)	$13.40

Weighted-average shares outstanding	27,610,354	17,063,071	22,709,918	15,891,269

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$747,725,400

Addition of 13,550,000 shares	333,745,816
Redemption of 3,350,000 shares	(79,224,344)

Net addition (redemption) of 10,200,000 shares	254,521,472

Net investment income (loss)	(4,096,782)
Net realized gain (loss)	(509,870,331)
Change in net unrealized appreciation/depreciation	65,645,670

Net income (loss)	(448,321,443)

Shareholders’ equity, at September 30, 2013	$553,925,429

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$(448,321,443)	$212,883,741
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(550)	18,210
Net sale (purchase) of short-term U.S. government and agency obligations	257,179,896	(128,635,476)
Change in unrealized appreciation/depreciation on investments	(65,603,470)	(269,601,706)
Decrease (Increase) in receivable on futures contracts	2,520	6,000
Increase (Decrease) in management fee payable	(183,794)	142,746
Increase (Decrease) in payable on futures contracts	1,780	—

Net cash provided by (used in) operating activities	(256,925,061)	(185,186,485)

Cash flow from financing activities
Proceeds from addition of shares	335,894,773	373,543,705
Payment on shares redeemed	(79,224,344)	(188,772,194)

Net cash provided by (used in) financing activities	256,670,429	184,771,511

Net increase (decrease) in cash	(254,632)	(414,974)
Cash, beginning of period	890,051	772,442

Cash, end of period	$635,419	$357,468

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$277,991	$426,634
Segregated cash balances with brokers for futures contracts	148,962	158,400
Short-term U.S. government and agency obligations (Note 3) (cost $2,999,882 and $3,570,687, respectively)	2,999,904	3,570,894
Receivable on open futures contracts	5,180	12,000
Offering costs (Note 5)	—	22,128
Limitation by Sponsor	—	1,012

Total assets	3,432,037	4,191,068

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,639	—
Payable for offering costs	—	41,000

Total liabilities	2,639	41,000

Shareholders’ equity
Shareholders’ equity	3,429,398	4,150,068

Total liabilities and shareholders’ equity	$3,432,037	$4,191,068

Shares outstanding	100,005	100,005

Net asset value per share	$34.29	$41.50

Market value per share (Note 2)	$34.35	$41.45

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(87% of shareholders’ equity)
U.S. Treasury Bills:
0.032% due 10/31/13	$234,000	$233,993
0.019% due 12/12/13	2,509,000	2,508,925
0.018% due 02/06/14	257,000	256,986

Total short-term U.S. government and agency obligations (cost $2,999,882)		$2,999,904

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires December 2013	74	$6,866,460	$70,124

††	Cash collateral in the amount of $148,962 was pledged to cover margin requirements for open futures contracts as of September 30, 2013.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND THE PERIOD FROM JULY 17, 2012 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO SEPTEMBER 30, 2012

(unaudited)

	Three months ended September 30, 2013	Nine months ended September 30, 2013	July 17, 2012 to September 30, 2012*
Investment Income
Interest	$242	$1,312	$618

Expenses
Management fee	6,535	6,535	—
Brokerage commissions	394	1,171	556
Offering costs	2,926	47,870	8,537
Limitation by Sponsor	(1,572)	(27,636)	(522)

Total expenses	8,283	27,940	8,571

Net investment income (loss)	(8,041)	(26,628)	(7,953)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(123,128)	(863,033)	99,030
Short-term U.S. government and agency obligations	7	22	(1)

Net realized gain (loss)	(123,121)	(863,011)	99,029

Change in net unrealizedappreciation/depreciation on
Futures contracts	277,231	169,154	(1,930)
Short-term U.S. government and agency obligations	(67)	(185)	27

Change in net unrealized appreciation/depreciation	277,164	168,969	(1,903)

Net realized and unrealized gain (loss)	154,043	(694,042)	97,126

Net income (loss)	$146,002	$(720,670)	$89,173

Net income (loss) per weighted-average share	$1.46	$(7.21)	$0.90

Weighted-average shares outstanding	100,005	100,005	98,689

*	Since the Fund commenced investment operations on July 17, 2012, the Statement of Operations for the nine months ended September 30, 2012 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$4,150,068

Net investment income (loss)	(26,628)
Net realized gain (loss)	(863,011)
Change in net unrealized appreciation/depreciation	168,969

Net income (loss)	(720,670)

Shareholders’ equity, at September 30, 2013	$3,429,398

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND THE PERIOD FROM JULY 17, 2012

(COMMENCEMENT OF INVESTMENT OPERATIONS) TO SEPTEMBER 30, 2012

(unaudited)

	Nine months ended September 30, 2013	July 17, 2012 to September 30, 2012
Cash flow from operating activities
Net income (loss)	$(720,670)	$89,173
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	9,438	(217,250)
Net sale (purchase) of short-term U.S. government and agency obligations	570,805	(3,463,947)
Change in unrealized appreciation/depreciation on investments	185	(27)
Decrease (Increase) in receivable on futures contracts	6,820	—
Decrease (Increase) in Limitation by Sponsor	1,012	(522)
Change in offering cost	22,128	8,537
Increase (Decrease) in management fee payable	2,639	—
Increase (Decrease) in payable on futures contracts	—	55,632
Increase (Decrease) in payable for offering costs	(41,000)	—

Net cash provided by (used in) operating activities	(148,643)	(3,528,404)

Cash flow from financing activities
Proceeds from addition of shares	—	4,000,000

Net cash provided by (used in) financing activities	—	4,000,000

Net increase (decrease) in cash	(148,643)	471,596
Cash, beginning of period	426,634	200

Cash, end of period	$277,991	$471,796

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$46,708	$240,086
Short-term U.S. government and agency obligations (Note 3) (cost $2,290,867 and $4,546,872, respectively)	2,290,933	4,546,944
Unrealized appreciation on foreign currency forward contracts	198,744	89,473

Total assets	2,536,385	4,876,503

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,654	3,873
Unrealized depreciation on foreign currency forward contracts	8,271	2,314

Total liabilities	10,925	6,187

Shareholders’ equity
Shareholders’ equity	2,525,460	4,870,316

Total liabilities and shareholders’ equity	$2,536,385	$4,876,503

Shares outstanding	100,014	200,014

Net asset value per share	$25.25	$24.35

Market value per share (Note 2)	$25.30	$24.32

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 10/03/13†	$848,000	$847,999
0.030% due 10/31/13	114,000	113,997
0.039% due 12/12/13†	335,000	334,990
0.029% due 02/06/14	994,000	993,947

Total short-term U.S. government and agency obligations (cost $2,290,867)		$2,290,933

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	10/04/13	1,573,025	$2,127,999	$55,456
Euro with UBS AG	10/04/13	4,058,700	5,490,636	143,288

				$198,744

Contracts to Sell
Euro with Goldman Sachs International	10/04/13	(1,867,300)	$(2,526,096)	$(6,697)
Euro with UBS AG	10/04/13	(38,400)	(51,948)	(1,574)

				$(8,271)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Investment Income
Interest	$371	$975	$1,468	$2,550

Expenses
Management fee	8,494	13,183	28,458	52,001

Total expenses	8,494	13,183	28,458	52,001

Net investment income (loss)	(8,123)	(12,208)	(26,990)	(49,451)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	41,105	55,097	12,734	(811,701)
Short-term U.S. government and agency obligations	9	2	18	45

Net realized gain (loss)	41,114	55,099	12,752	(811,656)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	227,504	100,337	103,314	740,490
Short-term U.S. government and agency obligations	90	87	(6)	540

Change in net unrealized appreciation/depreciation	227,594	100,424	103,308	741,030

Net realized and unrealized gain (loss)	268,708	155,523	116,060	(70,626)

Net income (loss)	$260,585	$143,315	$89,070	$(120,077)

Net income (loss) per weighted-average share	$1.78	$0.57	$0.54	$(0.39)

Weighted-average shares outstanding	146,210	250,014	166,131	310,963

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$4,870,316

Redemption of 100,000 shares	(2,433,926)

Net investment income (loss)	(26,990)
Net realized gain (loss)	12,752
Change in net unrealized appreciation/depreciation	103,308

Net income (loss)	89,070

Shareholders’ equity, at September 30, 2013	$2,525,460

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Cash flow from operating activities
Net income (loss)	$89,070	$(120,077)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	2,256,005	4,760,401
Change in unrealized appreciation/depreciation on investments	(103,308)	(741,030)
Increase (Decrease) in management fee payable	(1,219)	(1,684)

Net cash provided by (used in) operating activities	2,240,548	3,897,610

Cash flow from financing activities
Proceeds from addition of shares	—	1,209,580
Payment on shares redeemed	(2,433,926)	(4,841,780)

Net cash provided by (used in) financing activities	(2,433,926)	(3,632,200)

Net increase (decrease) in cash	(193,378)	265,410
Cash, beginning of period	240,086	10,469

Cash, end of period	$46,708	$275,879

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$29,162	$138,033
Short-term U.S. government and agency obligations (Note 3) (cost $3,118,815 and $4,587,701, respectively)	3,118,885	4,587,918
Unrealized appreciation on foreign currency forward contracts	78,715	13,523

Total assets	3,226,762	4,739,474

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,480	3,660
Unrealized depreciation on foreign currency forward contracts	3,220	507,819

Total liabilities	5,700	511,479

Shareholders’ equity
Shareholders’ equity	3,221,062	4,227,995

Total liabilities and shareholders’ equity	$3,226,762	$4,739,474

Shares outstanding	150,014	150,014

Net asset value per share	$21.47	$28.18

Market value per share (Note 2)	$21.70	$28.28

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(97% of shareholders’ equity)
U.S. Treasury Bills:
0.030% due 10/31/13†	$117,000	$116,997
0.019% due 12/12/13†	2,087,000	2,086,937
0.032% due 02/06/14	915,000	914,951

Total short-term U.S. government and agency obligations (cost $3,118,815)		$3,118,885

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	10/04/13	317,266,000	$3,227,585	$37,892
Yen with UBS AG	10/04/13	339,056,000	3,449,258	40,823

				$78,715

Contracts to Sell
Yen with Goldman Sachs International	10/04/13	(18,973,500)	$(193,020)	$(2,496)
Yen with UBS AG	10/04/13	(3,870,100)	(39,371)	(724)

				$(3,220)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Investment Income
Interest	$295	$1,009	$1,538	$2,253

Expenses
Management fee	7,652	12,368	26,182	36,387

Total expenses	7,652	12,368	26,182	36,387

Net investment income (loss)	(7,357)	(11,359)	(24,644)	(34,134)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(20,255)	90,137	(1,694,827)	(131,047)
Short-term U.S. government and agency obligations	19	—	72	16

Net realized gain (loss)	(20,236)	90,137	(1,694,755)	(131,031)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	65,431	146,755	569,791	(56,350)
Short-term U.S. government and agency obligations	(55)	65	(147)	306

Change in net unrealized appreciation/depreciation	65,376	146,820	569,644	(56,044)

Net realized and unrealized gain (loss)	45,140	236,957	(1,125,111)	(187,075)

Net income (loss)	$37,783	$225,598	$(1,149,755)	$(221,209)

Net income (loss) per weighted-average share	$0.25	$1.50	$(7.08)	$(1.47)

Weighted-average shares outstanding	150,014	150,014	162,285	150,014

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$4,227,995

Addition of 50,000 shares	1,323,474
Redemption of 50,000 shares	(1,180,652)

Net addition (redemption) of 0 shares	142,822

Net investment income (loss)	(24,644)
Net realized gain (loss)	(1,694,755)
Change in net unrealized appreciation/depreciation	569,644

Net income (loss)	(1,149,755)

Shareholders’ equity, at September 30, 2013	$3,221,062

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Cash flow from operating activities
Net income (loss)	$(1,149,755)	$(221,209)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	1,468,886	286,975
Change in unrealized appreciation/depreciation on investments	(569,644)	56,044
Increase (Decrease) in management fee payable	(1,180)	(249)

Net cash provided by (used in) operating activities	(251,693)	121,561

Cash flow from financing activities
Proceeds from addition of shares	1,323,474	—
Payment on shares redeemed	(1,180,652)	—

Net cash provided by (used in) financing activities	142,822	—

Net increase (decrease) in cash	(108,871)	121,561
Cash, beginning of period	138,033	5,798

Cash, end of period	$29,162	$127,359

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013
	(unaudited)	December 31, 2012
Assets
Cash	$2,371,337	$2,989,958
Segregated cash balances with brokers for futures contracts	29,359,000	34,109,998
Short-term U.S. government and agency obligations (Note 3) (cost $130,222,456 and $144,057,296, respectively)	130,224,349	144,060,921
Receivable from capital shares sold	7,317,344	2,518,068
Receivable on open futures contracts	7,590,541	—

Total assets	176,862,571	183,678,945

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	9,658,307	14,374,851
Payable on open futures contracts	—	31,540,181
Management fee payable	118,636	106,449

Total liabilities	9,776,943	46,021,481

Shareholders’ equity
Shareholders’ equity	167,085,628	137,657,464

Total liabilities and shareholders’ equity	$176,862,571	$183,678,945

Shares outstanding (Note 1)	4,224,812	1,640,001

Net asset value per share (Note 1)	$39.55	$83.94

Market value per share (Note 1) (Note 2)	$39.45	$85.05

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(78% of shareholders’ equity)
U.S. Treasury Bills:
0.030% due 10/03/13	$57,588,000	$57,587,954
0.036% due 10/31/13	184,000	183,995
0.043% due 11/21/13	2,058,000	2,057,942
0.029% due 12/05/13	10,100,000	10,099,909
0.041% due 12/12/13	26,175,000	26,174,215
0.032% due 12/19/13	1,142,000	1,141,962
0.018% due 12/26/13	5,178,000	5,177,876
0.015% due 02/06/14	14,330,000	14,329,236
0.019% due 03/13/14	8,413,000	8,411,858
0.036% due 03/20/14	5,060,000	5,059,402

Total short-term U.S. government and agency obligations (cost $130,222,456)		$130,224,349

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires October 2013	5,549	$89,893,800	$(96,120)
VIX Futures - CBOE, expires November 2013	4,540	76,726,000	3,316,326

			$3,220,206

††	Cash collateral in the amount of $29,359,000 was pledged to cover margin requirements for open futures contracts as of September 30, 2013.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Investment Income
Interest	$10,711	$21,142	$54,250	$47,219

Expenses
Management fee	365,398	315,055	1,171,508	788,072
Offering costs	—	—	—	1,090

Total expenses	365,398	315,055	1,171,508	789,162

Net investment income (loss)	(354,687)	(293,913)	(1,117,258)	(741,943)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(58,627,489)	(85,611,502)	(102,880,094)	(137,705,726)
Short-term U.S. government and agency obligations	5,723	(782)	8,753	365

Net realized gain (loss)	(58,621,766)	(85,612,284)	(102,871,341)	(137,705,361)

Change in net unrealized appreciation/depreciation on
Futures contracts	1,983,669	13,014,580	3,441,625	(3,298,001)
Short-term U.S. government and agency obligations	7,646	1,910	(1,732)	5,216

Change in net unrealized appreciation/depreciation	1,991,315	13,016,490	3,439,893	(3,292,785)

Net realized and unrealized gain (loss)	(56,630,451)	(72,595,794)	(99,431,448)	(140,998,146)

Net income (loss)	$(56,985,138)	$(72,889,707)	$(100,548,706)	$(141,740,089)

Net income (loss) per weighted-average share (Note 1)	$(14.03)	$(59.55)	$(27.74)	$(184.59)

Weighted-average shares outstanding (Note 1)	4,060,410	1,224,023	3,624,196	767,866

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$137,657,464

Addition of 8,170,000 shares (Note 1)	428,238,793
Redemption of 5,585,189 shares (Note 1)	(298,261,923)

Net addition (redemption) of 2,584,811 shares (Note 1)	129,976,870

Net investment income (loss)	(1,117,258)
Net realized gain (loss)	(102,871,341)
Change in net unrealized appreciation/depreciation	3,439,893

Net income (loss)	(100,548,706)

Shareholders’ equity, at September 30, 2013	$167,085,628

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$(100,548,706)	$(141,740,089)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	4,750,998	(40,524,749)
Net sale (purchase) of short-term U.S. government and agency obligations	13,834,840	(94,356,539)
Change in unrealized appreciation/depreciation on investments	1,732	(5,216)
Decrease (Increase) in receivable on futures contracts	(7,590,541)	(2,426,098)
Change in offering cost	—	1,090
Increase (Decrease) in management fee payable	12,187	87,730
Increase (Decrease) in payable on futures contracts	(31,540,181)	—

Net cash provided by (used in) operating activities	(121,079,671)	(278,963,871)

Cash flow from financing activities
Proceeds from addition of shares	423,439,517	676,632,747
Payment on shares redeemed	(302,978,467)	(395,694,365)

Net cash provided by (used in) financing activities	120,461,050	280,938,382

Net increase (decrease) in cash	(618,621)	1,974,511
Cash, beginning of period	2,989,958	563,350

Cash, end of period	$2,371,337	$2,537,861

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$1,626,981	$2,063,715
Segregated cash balances with brokers for futures contracts	14,112,900	7,830,000
Short-term U.S. government and agency obligations (Note 3) (cost $77,779,005 and $79,927,870, respectively)	77,780,701	79,930,866
Receivable from capital shares sold	1,691,288	—
Receivable on open futures contracts	1,619,391	—

Total assets	96,831,261	89,824,581

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	50,571,549
Payable on open futures contracts	—	1,890,675
Management fee payable	66,110	59,365

Total liabilities	66,110	52,521,589

Shareholders’ equity
Shareholders’ equity	96,765,151	37,302,992

Total liabilities and shareholders’ equity	$96,831,261	$89,824,581

Shares outstanding	4,175,005	1,075,005

Net asset value per share	$23.18	$34.70

Market value per share (Note 2)	$23.02	$34.22

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(80% of shareholders’ equity)
U.S. Treasury Bills:
0.038% due 10/03/13	$20,632,000	$20,631,983
0.040% due 10/31/13	13,992,000	13,991,591
0.043% due 11/21/13	2,233,000	2,232,937
0.025% due 12/05/13	1,243,000	1,242,989
0.044% due 12/12/13	14,079,000	14,078,578
0.038% due 12/19/13	4,087,000	4,086,865
0.033% due 12/26/13	5,457,000	5,456,870
0.015% due 02/06/14	12,156,000	12,155,352
0.025% due 03/13/14	166,000	165,977
0.034% due 03/20/14	3,738,000	3,737,559

Total short-term U.S. government and agency obligations (cost $77,779,005)		$77,780,701

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2014	943	$17,021,150	$(125,230)
VIX Futures - CBOE, expires February 2014	1,715	31,984,750	(290,520)
VIX Futures - CBOE, expires March 2014	1,716	32,775,600	(586,860)
VIX Futures - CBOE, expires April 2014	772	14,976,800	271,990

			$(730,620)

††	Cash collateral in the amount of $14,112,900 was pledged to cover margin requirements for open futures contracts as of September 30, 2013.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Investment Income
Interest	$6,721	$12,846	$20,472	$31,096

Expenses
Management fee	172,413	202,688	410,433	634,119
Offering costs	—	—	—	682

Total expenses	172,413	202,688	410,433	634,801

Net investment income (loss)	(165,692)	(189,842)	(389,961)	(603,705)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(6,929,719)	(19,925,729)	(19,676,804)	(45,669,199)
Short-term U.S. government and agency obligations	1,962	188	3,272	(1,822)

Net realized gain (loss)	(6,927,757)	(19,925,541)	(19,673,532)	(45,671,021)

Change in net unrealized appreciation/depreciation on
Futures contracts	(6,313,054)	(7,586,879)	739,790	(7,611,689)
Short-term U.S. government and agency obligations	3,772	(1,753)	(1,300)	6,800

Change in net unrealized appreciation/depreciation	(6,309,282)	(7,588,632)	738,490	(7,604,889)

Net realized and unrealized gain (loss)	(13,237,039)	(27,514,173)	(18,935,042)	(53,275,910)

Net income (loss)	$(13,402,731)	$(27,704,015)	$(19,325,003)	$(53,879,615)

Net income (loss) per weighted-average share	$(4.01)	$(14.21)	$(7.65)	$(30.91)

Weighted-average shares outstanding	3,342,125	1,950,005	2,527,569	1,743,162

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$37,302,992

Addition of 5,200,000 shares	132,906,931
Redemption of 2,100,000 shares	(54,119,769)

Net addition (redemption) of 3,100,000 shares	78,787,162

Net investment income (loss)	(389,961)
Net realized gain (loss)	(19,673,532)
Change in net unrealized appreciation/depreciation	738,490

Net income (loss)	(19,325,003)

Shareholders’ equity, at September 30, 2013	$96,765,151

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$(19,325,003)	$(53,879,615)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(6,282,900)	(18,471,651)
Net sale (purchase) of short-term U.S. government and agency obligations	2,148,865	13,635,156
Change in unrealized appreciation/depreciation on investments	1,300	(6,800)
Decrease (Increase) in receivable on futures contracts	(1,619,391)	798,319
Decrease (Increase) in Limitation by Sponsor	—	2,481
Change in offering cost	—	682
Increase (Decrease) in management fee payable	6,745	70,197
Increase (Decrease) in payable on futures contracts	(1,890,675)	626,539

Net cash provided by (used in) operating activities	(26,961,059)	(57,224,692)

Cash flow from financing activities
Proceeds from addition of shares	131,215,643	100,824,264
Payment on shares redeemed	(104,691,318)	(42,277,853)

Net cash provided by (used in) financing activities	26,524,325	58,546,411

Net increase (decrease) in cash	(436,734)	1,321,719
Cash, beginning of period	2,063,715	627,557

Cash, end of period	$1,626,981	$1,949,276

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$3,012,817	$1,790,825
Segregated cash balances with brokers for futures contracts	100,757,800	38,727,007
Short-term U.S. government and agency obligations (Note 3) (cost $197,515,581 and $97,445,279, respectively)	197,516,820	97,440,843
Unrealized appreciation on swap agreements	—	301,351
Receivable from capital shares sold	—	18,127,289
Receivable on open futures contracts	30,450,046	—

Total assets	331,737,483	156,387,315

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	45,326,425	35,907,787
Payable on open futures contracts	—	35,666,735
Management fee payable	210,425	96,661

Total liabilities	45,536,850	71,671,183

Shareholders’ equity
Shareholders’ equity	286,200,633	84,716,132

Total liabilities and shareholders’ equity	$331,737,483	$156,387,315

Shares outstanding (Note 1)	8,289,557	420,808

Net asset value per share (Note 1)	$34.53	$201.32

Market value per share (Note 1) (Note 2)	$34.34	$209.00

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(69% of shareholders’ equity)
U.S. Treasury Bills:
0.035% due 10/03/13	$3,745,000	$3,744,997
0.041% due 10/31/13	6,849,000	6,848,800
0.028% due 11/21/13	21,125,000	21,124,402
0.025% due 12/05/13	274,000	273,997
0.045% due 12/12/13	14,776,000	14,775,557
0.037% due 12/19/13	3,300,000	3,299,891
0.018% due 12/26/13	12,780,000	12,779,695
0.014% due 02/06/14	89,820,000	89,815,213
0.018% due 03/13/14	24,506,000	24,502,672
0.038% due 03/20/14	20,354,000	20,351,596

Total short-term U.S. government and agency obligations (cost $197,515,581)		$197,516,820

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires October 2013	19,039	$308,431,800	$1,573,538
VIX Futures - CBOE, expires November 2013	15,586	263,403,400	11,419,156

			$12,992,694

††	Cash collateral in the amount of $100,757,800 was pledged to cover margin requirements for open futures contracts as of September 30, 2013.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Investment Income
Interest	$10,797	$22,293	$46,863	$40,074

Expenses
Management fee	667,541	586,150	1,944,995	1,216,603
Brokerage commissions	602,808	462,005	1,824,624	1,074,133
Offering costs	—	19,313	—	69,341

Total expenses	1,270,349	1,067,468	3,769,619	2,360,077

Net investment income (loss)	(1,259,552)	(1,045,175)	(3,722,756)	(2,320,003)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(197,375,157)	(282,640,076)	(297,848,329)	(461,102,812)
Swap agreements	—	(16,548,798)	(4,453,107)	(16,817,661)
Short-term U.S. government and agency obligations	13,868	2,865	34,128	9,728

Net realized gain (loss)	(197,361,289)	(299,186,009)	(302,267,308)	(477,910,745)

Change in net unrealized appreciation/depreciation on
Futures contracts	9,751,723	33,721,060	10,935,632	(18,009,952)
Swap agreements	—	5,869,689	(301,351)	(1,826,122)
Short-term U.S. government and agency obligations	5,260	(1,578)	5,675	1,763

Change in net unrealized appreciation/depreciation	9,756,983	39,589,171	10,639,956	(19,834,311)

Net realized and unrealized gain (loss)	(187,604,306)	(259,596,838)	(291,627,352)	(497,745,056)

Net income (loss)	$(188,863,858)	$(260,642,013)	$(295,350,108)	$(500,065,059)

Net income (loss) per weighted-average share (Note 1)	$(26.62)	$(545.19)	$(62.27)	$(2,302.64)

Weighted-average shares outstanding (Note 1)	7,094,448	478,073	4,743,317	217,170

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$84,716,132

Addition of 24,400,000 shares (Note 1)	1,605,278,513
Redemption of 16,531,251 shares (Note 1)	(1,108,443,904)

Net addition (redemption) of 7,868,749 shares (Note 1)	496,834,609

Net investment income (loss)	(3,722,756)
Net realized gain (loss)	(302,267,308)
Change in net unrealized appreciation/depreciation	10,639,956

Net income (loss)	(295,350,108)

Shareholders’ equity, at September 30, 2013	$286,200,633

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Cash flow from operating activities
Net income (loss)	$(295,350,108)	$(500,065,059)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(62,030,793)	(84,191,092)
Net sale (purchase) of short-term U.S. government and agency obligations	(100,070,302)	(111,374,656)
Change in unrealized appreciation/depreciation on investments	295,676	1,824,359
Decrease (Increase) in receivable on futures contracts	(30,450,046)	(2,955,509)
Change in offering cost	—	21,270
Increase (Decrease) in management fee payable	113,764	166,745
Increase (Decrease) in payable on futures contracts	(35,666,735)	(1,852,966)
Increase (Decrease) in payable for offering costs	—	(28,764)

Net cash provided by (used in) operating activities	(523,158,544)	(698,455,672)

Cash flow from financing activities
Proceeds from addition of shares	1,623,405,802	1,242,185,498
Payment on shares redeemed	(1,099,025,266)	(544,434,491)

Net cash provided by (used in) financing activities	524,380,536	697,751,007

Net increase (decrease) in cash	1,221,992	(704,665)
Cash, beginning of period	1,790,825	2,972,032

Cash, end of period	$3,012,817	$2,267,367

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013
	(unaudited)	December 31, 2012
Assets
Cash	$254,640	$2,236,726
Segregated cash balances with brokers for futures contracts	16,724,300	20,731,497
Short-term U.S. government and agency obligations (Note 3) (cost $62,305,766 and $53,683,800, respectively)	62,307,511	53,686,352
Receivable from capital shares sold	21,007,069	13,232,678
Receivable on open futures contracts	—	5,524,721

Total assets	100,293,520	95,411,974

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	12,699,384
Payable on open futures contracts	5,707,549	—
Management fee payable	69,893	48,957

Total liabilities	5,777,442	12,748,341

Shareholders’ equity
Shareholders’ equity	94,516,078	82,663,633

Total liabilities and shareholders’ equity	$100,293,520	$95,411,974

Shares outstanding	900,020	1,250,020

Net asset value per share	$105.02	$66.13

Market value per share (Note 2)	$105.14	$65.45

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(66% of shareholders’ equity)
U.S. Treasury Bills:
0.013% due 10/03/13	$202,000	$202,000
0.036% due 10/31/13	1,004,000	1,003,971
0.019% due 12/12/13	4,952,000	4,951,851
0.037% due 12/19/13	3,213,000	3,212,894
0.022% due 12/26/13	8,776,000	8,775,790
0.023% due 02/06/14	34,849,000	34,847,143
0.022% due 03/13/14	2,159,000	2,158,707
0.038% due 03/20/14	7,156,000	7,155,155

Total short-term U.S. government and agency obligations (cost $62,305,766)		$62,307,511

Futures Contracts Sold††

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)
VIX Futures - CBOE, expires October 2013	3,153	$51,078,600	$(1,909,079)
VIX Futures - CBOE, expires November 2013	2,585	43,686,500	(1,540,850)

			$(3,449,929)

††	Cash collateral in the amount of $16,724,300 was pledged to cover margin requirements for open futures contracts as of September 30, 2013.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Investment Income
Interest	$6,018	$4,522	$22,651	$8,717

Expenses
Management fee	212,926	37,125	535,989	73,103
Brokerage commissions	132,363	71,818	335,552	139,690
Offering costs	—	19,314	—	69,342

Total expenses	345,289	128,257	871,541	282,135

Net investment income (loss)	(339,271)	(123,735)	(848,890)	(273,418)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	37,631,293	10,269,196	58,706,439	14,345,508
Short-term U.S. government and agency obligations	4,416	1,435	6,470	2,221

Net realized gain (loss)	37,635,709	10,270,631	58,712,909	14,347,729

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,816,258)	(146,485)	(2,062,754)	439,437
Short-term U.S. government and agency obligations	3,113	91	(807)	515

Change in net unrealized appreciation/depreciation	(2,813,145)	(146,394)	(2,063,561)	439,952

Net realized and unrealized gain (loss)	34,822,564	10,124,237	56,649,348	14,787,681

Net income (loss)	$34,483,293	$10,000,502	$55,800,458	$14,514,263

Net income (loss) per weighted-average share (Note 1)	$38.81	$23.35	$66.80	$32.15

Weighted-average shares outstanding (Note 1)	888,607	428,281	835,368	451,480

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

Shareholders’ equity, at December 31, 2012	$82,663,633

Addition of 4,600,000 shares	402,441,178
Redemption of 4,950,000 shares	(446,389,191)

Net addition (redemption) of (350,000) shares	(43,948,013)

Net investment income (loss)	(848,890)
Net realized gain (loss)	58,712,909
Change in net unrealized appreciation/depreciation	(2,063,561)

Net income (loss)	55,800,458

Shareholders’ equity, at September 30, 2013	$94,516,078

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$55,800,458	$14,514,263
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	4,007,197	(10,923,896)
Net sale (purchase) of short-term U.S. government and agency obligations	(8,621,966)	(35,052,708)
Change in unrealized appreciation/depreciation on investments	807	(515)
Decrease (Increase) in receivable on futures contracts	5,524,721	—
Change in offering cost	—	21,270
Increase (Decrease) in management fee payable	20,936	19,033
Increase (Decrease) in payable on futures contracts	5,707,549	2,031,024
Increase (Decrease) in payable for offering costs	—	(28,764)

Net cash provided by (used in) operating activities	62,439,702	(29,420,293)

Cash flow from financing activities
Proceeds from addition of shares	394,666,787	436,938,792
Payment on shares redeemed	(459,088,575)	(411,577,821)

Net cash provided by (used in) financing activities	(64,421,788)	25,360,971

Net increase (decrease) in cash	(1,982,086)	(4,059,322)
Cash, beginning of period	2,236,726	5,521,055

Cash, end of period	$254,640	$1,461,733

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash	$19,890,683	$19,959,356
Segregated cash balances with brokers for futures contracts	198,626,899	141,659,913
Short-term U.S. government and agency obligations (Note 3) (cost $3,181,692,074 and $3,335,156,145, respectively)	3,181,730,972	3,335,285,580
Unrealized appreciation on swap agreements	34,888,335	33,783,473
Unrealized appreciation on forward agreements	16,865,564	23,037,541
Unrealized appreciation on foreign currency forward contracts	2,714,731	38,700,860
Receivable from capital shares sold	41,798,020	47,672,102
Receivable on open futures contracts	41,814,141	9,613,025
Offering costs (Note 5)	—	257,927
Limitation by Sponsor	—	5,373

Total assets	3,538,329,345	3,649,975,150

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	88,166,302	148,045,139
Payable on open futures contracts	8,523,437	74,986,160
Management fee payable	2,603,862	2,729,857
Payable for offering costs	—	316,900
Unrealized depreciation on swap agreements	11,232,391	5,913,328
Unrealized depreciation on forward agreements	97,277,309	161,392,764
Unrealized depreciation on foreign currency forward contracts	40,900,372	14,141,394

Total liabilities	248,703,673	407,525,542

Shareholders’ equity
Shareholders’ equity	3,289,625,672	3,242,449,608

Total liabilities and shareholders’ equity	$3,538,329,345	$3,649,975,150

Shares outstanding	107,968,272	86,564,783

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Investment Income
Interest	$264,227	$608,290	$1,263,706	$1,391,023

Expenses
Management fee	7,808,826	8,318,706	23,331,899	24,529,023
Brokerage commissions	809,686	603,731	2,386,718	1,434,756
Offering costs	5,852	101,423	141,251	295,109
Limitation by Sponsor	(1,572)	(2,350)	(57,127)	(2,498)
Reduction in Limitation by Sponsor	6,817	—	—	—

Total expenses	8,629,609	9,021,510	25,802,741	26,256,390

Net investment income (loss)	(8,365,382)	(8,413,220)	(24,539,035)	(24,865,367)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(246,978,128)	(333,410,798)	(329,688,064)	(628,321,027)
Swap agreements	(22,391,664)	25,164,855	14,724,162	434,811
Forward agreements	34,513,980	141,156,425	(507,647,265)	(115,296,645)
Foreign currency forward contracts	(14,298,434)	(19,184,246)	117,926,595	111,134,680
Short-term U.S. government and agency obligations	53,877	9,398	148,022	26,727

Net realized gain (loss)	(249,100,369)	(186,264,366)	(704,536,550)	(632,021,454)

Change in net unrealized appreciation/depreciation on
Futures contracts	14,899,913	23,978,880	7,969,862	(21,179,114)
Swap agreements	19,908,518	(6,773,552)	(4,214,201)	(2,245,801)
Forward agreements	56,912,643	202,513,698	57,943,478	281,057,560
Foreign currency forward contracts	(38,777,312)	(19,053,386)	(62,745,107)	(100,200,739)
Short-term U.S. government and agency obligations	67,477	17,686	(90,537)	173,617

Change in net unrealized appreciation/depreciation	53,011,239	200,683,326	(1,136,505)	157,605,523

Net realized and unrealized gain (loss)	(196,089,130)	14,418,960	(705,673,055)	(474,415,931)

Net income (loss)	$(204,454,512)	$6,005,740	$(730,212,090)	$(499,281,298)

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

Shareholders’ equity, at December 31, 2012	$3,242,449,608

Addition of 106,607,500 shares	4,834,311,515
Redemption of 85,204,011* shares	(4,056,923,361)

Net addition (redemption) of 21,403,489 shares	777,388,154

Net investment income (loss)	(24,539,035)
Net realized gain (loss)	(704,536,550)
Change in net unrealized appreciation/depreciation	(1,136,505)

Net income (loss)	(730,212,090)

Shareholders’ equity, at September 30, 2013	$3,289,625,672

*	Amount includes $600 of redemptions related to the termination of offerings of the New Funds. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flow from operating activities
Net income (loss)	$(730,212,090)	$(499,281,298)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(56,966,986)	(164,583,842)
Net sale (purchase) of short-term U.S. government and agency obligations	153,464,071	(123,261,991)
Change in unrealized appreciation/depreciation on investments	9,106,367	(178,784,637)
Decrease (Increase) in receivable on futures contracts	(32,201,116)	(7,211,500)
Decrease (Increase) in receivable from Sponsor	5,373	(17)
Change in offering cost	64,027	111,430
Increase (Decrease) in management fee payable	(125,995)	173,900
Increase (Decrease) in payable on futures contracts	(66,462,723)	1,172,878
Increase (Decrease) in payable for offering costs	(123,000)	(110,776)

Net cash provided by (used in) operating activities	(723,452,072)	(971,775,853)

Cash flow from financing activities
Proceeds from addition of shares	4,840,185,597	4,520,743,027
Payment on shares redeemed*	(4,116,802,198)	(3,551,573,443)

Net cash provided by (used in) financing activities	723,383,399	969,169,584

Net increase (decrease) in cash	(68,673)	(2,606,269)
Cash, beginning of period	19,959,356	19,145,045

Cash, end of period	$19,890,683	$16,538,776

*	Amount includes $600 of redemptions related to the termination of offerings of the New Funds. See Note 1.

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE 1 – ORGANIZATION

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2013, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

The Trust also registered shares for three additional series; ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy, collectively referred to as the “New Funds” in these Notes to Financial Statements. On April 24, 2013, the registered offerings for each of the New Funds, which had never been publicly offered, were terminated.

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

Each of the Funds generally invests in Financial Instruments (i.e., instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to the commodity futures index, commodity, currency or exchange rate, equity volatility index or applicable commodity or financial futures contracts. Financial Instruments also are used to produce economically “leveraged,” “inverse” or “inverse leveraged” investment results for the Geared Funds. Each Matching VIX Fund seeks results (before fees and expenses), both over a single day and over time, that match the performance of the S&P 500 VIX Short-Term Futures Index (the “Short-Term VIX Index”) or the S&P 500 VIX Mid-Term Futures Index (the “Mid-Term VIX Index”) (each a “VIX Futures Index”). Each Geared VIX Fund seeks daily investment results (before fees and expenses) that correspond to a multiple or the inverse of the daily performance of the Short-Term VIX Index. Each VIX Fund intends to obtain exposure to its benchmark by investing primarily in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”).

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the nine months ended September 30, 2013 and year ended December 31, 2012. The ticker symbols for these Funds did not change and each Fund continues to trade on the NYSE Arca.

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

The reverse splits were applied retroactively for all periods presented, reducing the number of Shares outstanding for each of ProShares UltraShort DJ-UBS Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra DJ-UBS Natural Gas, ProShares VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF, and resulted in a proportionate increase in the price per Share and per Share information of each such Fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse split.

The splits were applied retroactively for all periods presented, increasing the number of Shares outstanding for ProShares UltraShort DJ-UBS Natural Gas and ProShares Short VIX Short-Term Futures ETF, and resulted in a proportionate decrease in the price per Share and per Share information of each such Fund. Therefore, the splits did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated September 30, 2013, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ final net asset value for creation and redemption of fund Shares for the three months and nine months ended September 30, 2013 were as follows. All times are Eastern Standard Time:

	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	7:00 A.M.	September 30
UltraShort Gold, Ultra Gold	10:00 A.M.	September 30
UltraShort DJ-UBS Crude Oil, Ultra DJ-UBS Crude Oil	2:30 P.M.	September 30
UltraShort DJ-UBS Natural Gas, Ultra DJ-UBS Natural Gas	2:30 P.M.	September 30
UltraShort DJ-UBS Commodity, Ultra DJ-UBS Commodity	3:00 P.M.	September 30
UltraShort Australian Dollar, Ultra Australian Dollar	4:00 P.M.	September 30
Short Euro, UltraShort Euro, Ultra Euro	4:00 P.M.	September 30
UltraShort Yen, Ultra Yen	4:00 P.M.	September 30
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	4:15 P.M.	September 30
VIX Mid-Term Futures ETF	4:15 P.M.	September 30

Although the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ Shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months and nine months ended September 30, 2013.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund, and the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s and VIX Funds’ final creation/redemption NAV for the three months and nine months ended September 30, 2013.

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

The following table summarizes the valuation of investments at September 30, 2013 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
UltraShort DJ-UBS Commodity	$3,196,967	$—	$—	$—	$200,128	$3,397,095
UltraShort DJ-UBS Crude Oil	419,011,935	8,716,596	—	—	34,688,207	462,416,738
UltraShort DJ-UBS Natural Gas	13,658,585	467,284	—	—	—	14,125,869
UltraShort Gold	137,129,907	(9,400)	7,782,450	—	—	144,902,957
UltraShort Silver	106,048,955	(2,180)	9,083,114	—	—	115,129,889
Short Euro	6,666,790	(141,094)	—	—	—	6,525,696
UltraShort Australian Dollar	22,016,137	(466,612)	—	—	—	21,549,525
UltraShort Euro	482,820,998	—	—	(25,932,066)	—	456,888,932
UltraShort Yen	475,704,411	—	—	(12,519,543)	—	463,184,868
Ultra DJ-UBS Commodity	4,107,868	—	—	—	(237,372)	3,870,496
Ultra DJ-UBS Crude Oil	136,394,297	(2,710,766)	—	—	(10,995,019)	122,688,512
Ultra DJ-UBS Natural Gas	75,238,008	3,434,395	—	—	—	78,672,403
Ultra Gold	189,669,408	9,420	(17,189,960)	—	—	172,488,868
Ultra Silver	633,827,603	2,180	(80,087,349)	—	—	553,742,434
Ultra Australian Dollar	2,999,904	70,124	—	—	—	3,070,028
Ultra Euro	2,290,933	—	—	190,473	—	2,481,406
Ultra Yen	3,118,885	—	—	75,495	—	3,194,380
VIX Short-Term Futures ETF	130,224,349	3,220,206	—	—	—	133,444,555
VIX Mid-Term Futures ETF	77,780,701	(730,620)	—	—	—	77,050,081
Ultra VIX Short-Term Futures ETF	197,516,820	12,992,694	—	—	—	210,509,514
Short VIX Short-Term Futures ETF	62,307,511	(3,449,929)	—	—	—	58,857,582

Total Trust	3,181,730,972	21,402,298	(80,411,745)	(38,185,641)	23,655,944	3,108,191,828

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

At September 30, 2013, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2012 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
UltraShort DJ-UBS Commodity	$2,803,904	$—	$—	$—	$148,502	$2,952,406
UltraShort DJ-UBS Crude Oil	87,046,389	(4,029,721)	—	—	(5,607,060)	77,409,608
UltraShort DJ-UBS Natural Gas	10,042,731	409,135	—	—	—	10,451,866
UltraShort Gold	88,575,398	15,240	3,729,856	—	—	92,320,494
UltraShort Silver	86,206,701	40,020	19,307,685	—	—	105,554,406
Short Euro	3,409,904	(55,056)	—	—	—	3,354,848
UltraShort Australian Dollar	3,302,907	85,590	—	—	—	3,388,497
UltraShort Euro	553,430,562	—	—	(13,147,572)	—	540,282,990
UltraShort Yen	362,743,231	—	—	38,114,175	—	400,857,406
Ultra DJ-UBS Commodity	6,240,951	—	—	—	(306,268)	5,934,683
Ultra DJ-UBS Crude Oil	437,662,650	21,960,410	—	—	33,333,620	492,956,680
Ultra DJ-UBS Natural Gas	64,313,224	(3,816,950)	—	—	—	60,496,274
Ultra Gold	350,624,904	(15,240)	(15,652,058)	—	—	334,957,606
Ultra Silver	891,057,386	(40,020)	(145,740,706)	—	—	745,276,660
Ultra Australian Dollar	3,570,894	(99,030)	—	—	—	3,471,864
Ultra Euro	4,546,944	—	—	87,159	—	4,634,103
Ultra Yen	4,587,918	—	—	(494,296)	—	4,093,622
VIX Short-Term Futures ETF	144,060,921	(221,419)	—	—	—	143,839,502
VIX Mid-Term Futures ETF	79,930,866	(1,470,410)	—	—	—	78,460,456
Ultra VIX Short-Term Futures ETF	97,440,843	2,057,062	—	—	301,351	99,799,256
Short VIX Short-Term Futures ETF	53,686,352	(1,387,175)	—	—	—	52,299,177

Total Trust	$3,335,285,580	$13,432,436	$(138,355,223)	$24,559,466	$27,870,145	$3,262,792,404

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

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

Brokerage Commissions and Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission (“CFTC”) regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed). For the nine months ended September 30, 2013 and 2012, the Sponsor paid, and is currently paying, brokerage commissions on VIX futures contracts for the Matching VIX Funds.

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

Management of the Funds has reviewed all open tax years and major jurisdictions (i.e., the last four tax year ends and the interim tax period since then, as applicable) and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken under the interpretation to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at September 30, 2013 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2013, the collateral posted by counterparties consisted of cash and U.S. Treasury Securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes a Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2013, the collateral posted by counterparties consisted of cash and U.S. Treasury Securities.

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

Fair Value of Derivative Instruments

as of September 30, 2013

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$200,128		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Gold	$9,400	*
		ProShares UltraShort DJ-UBS Crude Oil	43,404,803	*		ProShares UltraShort Silver	2,180	*
		ProShares UltraShort DJ-UBS Natural Gas	467,284	*		ProShares Ultra DJ-UBS Commodity	237,372
		ProShares UltraShort Gold	7,782,450			ProShares Ultra DJ-UBS Crude Oil	13,705,785	*
		ProShares UltraShort Silver	9,083,114			ProShares Ultra Gold	17,189,960
		ProShares Ultra DJ-UBS Natural Gas	3,434,395	*		ProShares Ultra Silver	80,087,349
		ProShares Ultra Gold	9,420	*
		ProShares Ultra Silver	2,180	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares UltraShort Euro	1,643,765		Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Short Euro	141,094	*
		ProShares UltraShort Yen	793,507			ProShares UltraShort Australian Dollar	466,612	*
		ProShares Ultra Australian Dollar	70,124	*		ProShares UltraShort Euro	27,575,831
		ProShares Ultra Euro	198,744			ProShares UltraShort Yen	13,313,050
		ProShares Ultra Yen	78,715			ProShares Ultra Euro	8,271
						ProShares Ultra Yen	3,220

VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Short-Term Futures ETF	3,316,326	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	96,120	*
		ProShares VIX Mid-Term Futures ETF	271,990	*		ProShares VIX Mid-Term Futures ETF	1,002,610	*
		ProShares Ultra VIX Short-Term Futures ETF	12,992,694	*		ProShares Short VIX Short-Term Futures ETF	3,449,929	*

		Total Trust	$83,749,639*			Total Trust	$157,288,783*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2012

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$148,502		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Crude Oil	$9,636,781*
		ProShares UltraShort DJ-UBS Natural Gas	409,135	*		ProShares Ultra DJ-UBS Commodity	306,268
		ProShares UltraShort Gold	3,745,096	*		ProShares Ultra DJ-UBS Natural Gas	3,816,950	*
		ProShares UltraShort Silver	19,347,705	*		ProShares Ultra Gold	15,667,298	*
		ProShares Ultra DJ-UBS Crude Oil	55,294,030	*		ProShares Ultra Silver	145,780,726	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares UltraShort Australian Dollar	85,590	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Short Euro	55,056	*
		ProShares UltraShort Euro	251,047			ProShares UltraShort Euro	13,398,619
		ProShares UltraShort Yen	38,346,817			ProShares UltraShort Yen	232,642
		ProShares Ultra Euro	89,473			ProShares Ultra Australian Dollar	99,030	*
		ProShares Ultra Yen	13,523			ProShares Ultra Euro	2,314
						ProShares Ultra Yen	507,819

VIX Futures Contracts	Receivables on open futures contracts, unrealized appreciation on swap agreements	ProShares VIX Short-Term Futures ETF	2,368,824	*	Payable on open futures contracts, unrealized depreciation on swap agreements	ProShares VIX Short-Term Futures ETF	2,590,243	*
		ProShares VIX Mid-Term Futures ETF	233,160	*		ProShares VIX Mid-Term Futures ETF	1,703,570	*
		ProShares Ultra VIX Short-Term Futures ETF	4,034,873	*		ProShares Ultra VIX Short-Term Futures ETF	1,676,460	*
		ProShares Short VIX Short-Term Futures ETF	627,059	*		ProShares Short VIX Short-Term Futures ETF	2,014,234	*

		Total Trust	$124,994,834	*		Total Trust	$197,488,010	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2013

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$13,664	$(212,120)
		ProShares UltraShort DJ-UBS Crude Oil	(86,184,111)	44,663,321
		ProShares UltraShort DJ-UBS Natural Gas	2,862,705	(1,862,190)
		ProShares UltraShort Gold	6,021,147	(44,053,880)
		ProShares UltraShort Silver	6,003,481	(32,088,651)
		ProShares Ultra DJ-UBS Commodity	(85,078)	233,903
		ProShares Ultra DJ-UBS Crude Oil	53,589,084	(18,204,607)
		ProShares Ultra DJ-UBS Natural Gas	(14,491,916)	9,380,633
		ProShares Ultra Gold	(5,910,890)	36,566,124
		ProShares Ultra Silver	28,400,072	96,489,190

Foreign Exchange Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Short Euro	(39,024)	(208,707)
		ProShares UltraShort Australian Dollar	389,254	(1,865,253)
		ProShares UltraShort Euro	(8,625,860)	(30,678,790)
		ProShares UltraShort Yen	(5,693,424)	(8,391,457)
		ProShares Ultra Australian Dollar	(123,128)	277,231
		ProShares Ultra Euro	41,105	227,504
		ProShares Ultra Yen	(20,255)	65,431

VIX Futures Contracts	Net realized gain (loss) on futures contracts/changes in unrealized appreciation/depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(58,627,489)	1,983,669
		ProShares VIX Mid-Term Futures ETF	(6,929,719)	(6,313,054)
		ProShares Ultra VIX Short-Term Futures ETF	(197,375,157)	9,751,723
		ProShares Short VIX Short-Term Futures ETF	37,631,293	(2,816,258)

		Total Trust	$(249,154,246)	$52,943,762

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2012

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$(861,786)	$206,641
		ProShares UltraShort DJ-UBS Crude Oil	(24,455,424)	10,033,896
		ProShares UltraShort DJ-UBS Natural Gas	(4,766,026)	1,018,440
		ProShares UltraShort Gold	(10,990,296)	(13,890,127)
		ProShares UltraShort Silver	(30,586,333)	(36,561,134)
		ProShares Ultra DJ-UBS Commodity	1,946,086	(418,834)
		ProShares Ultra DJ-UBS Crude Oil	93,595,260	(32,720,374)
		ProShares Ultra DJ-UBS Natural Gas	20,880,016	(5,822,190)
		ProShares Ultra Gold	23,189,203	47,317,620
		ProShares Ultra Silver	159,543,701	205,647,219

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward and futures contracts/changes in unrealized appreciation/ depreciation on foreign currency forward and futures contracts	ProShares Short Euro	(102,555)	36,694
		ProShares UltraShort Australian Dollar	(123,485)	1,140
		ProShares UltraShort Euro	(14,572,815)	(12,582,909)
		ProShares UltraShort Yen	(4,756,665)	(6,717,569)
		ProShares Ultra Australian Dollar	99,030	(1,930)
		ProShares Ultra Euro	55,097	100,337
		ProShares Ultra Yen	90,137	146,755

VIX Futures Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and swap agreements	ProShares VIX Short-Term Futures ETF	(85,611,502)	13,014,580
		ProShares VIX Mid-Term Futures ETF	(19,925,729)	(7,586,879)
		ProShares Ultra VIX Short-Term Futures ETF	(299,188,874)	39,590,749
		ProShares Short VIX Short-Term Futures ETF	10,269,196	(146,485)

		Total Trust	$(186,273,764)	$200,665,640

The Effect of Derivative Instruments on the Statements of Operations

For the nine months ended September 30, 2013

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$472,331	$51,626
		ProShares UltraShort DJ-UBS Crude Oil	(91,283,615)	53,041,584
		ProShares UltraShort DJ-UBS Natural Gas	254,565	58,149
		ProShares UltraShort Gold	39,762,664	4,027,954
		ProShares UltraShort Silver	86,823,320	(10,266,771)
		ProShares Ultra DJ-UBS Commodity	(868,053)	68,896
		ProShares Ultra DJ-UBS Crude Oil	140,887,078	(68,999,815)
		ProShares Ultra DJ-UBS Natural Gas	410,025	7,251,345
		ProShares Ultra Gold	(124,334,744)	(1,513,242)
		ProShares Ultra Silver	(509,899,199)	65,695,557

Foreign Exchange Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Short Euro	(114,962)	(86,038)
		ProShares UltraShort Australian Dollar	2,294,351	(552,202)
		ProShares UltraShort Euro	(19,722,590)	(12,784,494)
		ProShares UltraShort Yen	139,331,278	(50,633,718)
		ProShares Ultra Australian Dollar	(863,033)	169,154
		ProShares Ultra Euro	12,734	103,314
		ProShares Ultra Yen	(1,694,827)	569,791

VIX Futures Contracts	Net realized gain (loss) on futures contracts and swap agreements/changes in unrealized appreciation/depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(102,880,094)	3,441,625
		ProShares VIX Mid-Term Futures ETF	(19,676,804)	739,790
		ProShares Ultra VIX Short-Term Futures ETF	(302,301,436)	10,634,281
		ProShares Short VIX Short-Term Futures ETF	58,706,439	(2,062,754)

		Total Trust	$(704,684,572)	$(1,045,968)

The Effect of Derivative Instruments on the Statements of Operations

For the nine months ended September 30, 2012

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$653,141	$(684,284)
		ProShares UltraShort DJ-UBS Crude Oil	26,044,945	4,442,707
		ProShares UltraShort DJ-UBS Natural Gas	1,537,148	(4,183,090)
		ProShares UltraShort Gold	(9,278,044)	(42,573,500)
		ProShares UltraShort Silver	(27,207,872)	(57,618,849)
		ProShares Ultra DJ-UBS Commodity	(234,500)	974,662
		ProShares Ultra DJ-UBS Crude Oil	(3,020,461)	(7,248,434)
		ProShares Ultra DJ-UBS Natural Gas	(5,782,759)	13,594,580
		ProShares Ultra Gold	(27,072,137)	111,555,849
		ProShares Ultra Silver	(51,743,422)	269,693,740

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward and futures contracts/changes in unrealized appreciation/depreciation on foreign currency forward and futures contracts	ProShares Short Euro	(104,555)	(13,619)
		ProShares UltraShort Australian Dollar	(123,485)	1,140
		ProShares UltraShort Euro	106,381,285	(102,605,174)
		ProShares UltraShort Yen	5,696,143	1,720,295
		ProShares Ultra Australian Dollar	99,030	(1,930)
		ProShares Ultra Euro	(811,701)	740,490
		ProShares Ultra Yen	(131,047)	(56,350)

VIX Futures Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and swap agreements	ProShares VIX Short-Term Futures ETF	(137,705,726)	(3,298,001)
		ProShares VIX Mid-Term Futures ETF	(45,669,199)	(7,611,689)
		ProShares Ultra VIX Short-Term Futures ETF	(477,920,473)	(19,836,074)
		ProShares Short VIX Short-Term Futures ETF	14,345,508	439,437

		Total Trust	$(632,048,181)	$157,431,906

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

As described in Note 3, the Funds utilize derivative instruments to achieve each Fund’s investment objective. The amounts shown in the Statement of Financial Condition do not take into consideration the effects of legally enforceable master netting agreements. The following tables present the gross and net amounts of these assets and liabilities with any offsets to reflect the Funds’ ability to reflect the master netting agreements at September 30, 2013 and December 31, 2012:

ProShares UltraShort DJ-UBS Commodity

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Swap agreements	$200,128	$—	$200,128

Total	$200,128	$—	$200,128

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$71,108	$—	$—	$71,108

Goldman Sachs International	$100,420	—	—	100,420

UBS AG	28,600	—	—	28,600

Total	$200,128	$—	$—	$200,128

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Swap agreements	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

ProShares UltraShort DJ-UBS Crude Oil

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$2,100,651	$—	$2,100,651
Swap agreements	34,688,207	—	34,688,207

Total	$36,788,858	$—	$36,788,858

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$10,374,607	$—	$(9,400,000)	$974,607

Goldman Sachs & Co.	2,100,651	—	—	2,100,651

Goldman Sachs International	8,780,104	(7,893,840)	—	886,264

Societe Generale S.A.	5,485,866	(5,485,866)	—	—
UBS AG	10,047,630	(9,268,674)	—	778,956

Total	$36,788,858	$(22,648,380)	$(9,400,000)	$4,740,478

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Swap agreements	—	—	—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort DJ-UBS Natural Gas

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$45,312	$—	$45,312

Total	$45,312	$—	$45,312

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Goldman Sachs & Co.	$45,312	$—	$—	$45,312

Total	$45,312	$—	$—	$45,312

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Gold

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Forward agreements	$7,782,450	$—	$7,782,450

Futures contracts*	2,440	—	2,440

Total	$7,784,890	$—	$7,784,890

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$4,474,464	$—	$(2,850,000)	$1,624,464

Goldman Sachs & Co.	2,440	—	—	2,440

Goldman Sachs International	1,765,604	(1,411,185)	—	354,419

Societe Generale S.A.	935,071	(935,071)	—	—

UBS AG	607,311	(607,311)	—	—

Total	$7,784,890	$(2,953,567)	$(2,850,000)	$1,981,323

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Forward agreements	$—	$—	$—

Futures contracts*	—	—	—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Silver

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Forward agreements	$9,083,114	$—	$9,083,114

Futures contracts*	580	—	580

Total	$9,083,694	$—	$9,083,694

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$5,461,114	$—	$(5,461,114)	$—

Goldman Sachs & Co.	580	—	—	580

Goldman Sachs International	1,249,680	(1,249,680)	—	—

Societe Generale S.A.	1,810,591	(1,810,591)	—	—

UBS AG	561,729	(561,729)	—	—

Total	$9,083,694	$(3,622,000)	$(5,461,114)	$580

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Forward agreements	$—	$—	$—

Futures contracts*	—	—	—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Short Euro

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$3,225	$—	$3,225

Total	$3,225	$—	$3,225

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

RBC Capital Markets	$3,225	$—	$(3,225)	$—

Total	$3,225	$—	$(3,225)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Australian Dollar

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$36,330	$—	$36,330

Total	$36,330	$—	$36,330

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

RBC Capital Markets	$36,330	$—	$(36,330)	$—

Total	$36,330	$—	$(36,330)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Euro

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Foreign currency forward contracts	$1,643,765	$—	$1,643,765

Total	$1,643,765	$—	$1,643,765

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Goldman Sachs International	$1,060,483	$—	$—	$1,060,483

UBS AG	583,282	—	—	583,282

Total	$1,643,765	$—	$—	$1,643,765

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Foreign currency forward contracts	$27,575,831	$—	$27,575,831

Total	$27,575,831	$—	$27,575,831

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Goldman Sachs International	$13,695,213	$(13,695,213)	$—	$—

UBS AG	13,880,618	(13,880,618)	—	—

Total	$27,575,831	$(27,575,831)	$—	$—

ProShares UltraShort Yen

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Foreign currency forward contracts	$793,507	$—	$793,507

Total	$793,507	$—	$793,507

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Goldman Sachs International	$718,095	$—	$—	$718,095

UBS AG	75,412	—	—	75,412

Total	$793,507	$—	$—	$793,507

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Foreign currency forward contracts	$13,313,050	$—	$13,313,050

Total	$13,313,050	$—	$13,313,050

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Goldman Sachs International	$7,048,993	$(7,048,993)	$—	$—

UBS AG	6,264,057	(6,264,057)	—	—

Total	$13,313,050	$(13,313,050)	$—	$—

ProShares Ultra DJ-UBS Commodity

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Swap agreements	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Swap agreements	$237,372	$—	$237,372

Total	$237,372	$—	$237,372

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Deutsche Bank AG	$73,556	$(73,556)	$—	$—

Goldman Sachs International	113,209	(113,209)	—	—

UBS AG	50,607	(50,607)	—	—

Total	$237,372	$(237,372)	$—	$—

ProShares Ultra DJ-UBS Crude Oil

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Swap agreements	—	—	—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$772,970	$—	$772,970

Swap agreements	10,995,019	—	10,995,019

Total	$11,767,989	$—	$11,767,989

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Deutsche Bank AG	$2,428,302	$(2,428,302)	$—	$—

Goldman Sachs & Co.	772,970	—	(772,970)	—

Goldman Sachs International	3,504,152	(3,504,152)	—	—

Societe Generale S.A.	1,910,928	(1,910,928)	—	—

UBS AG	3,151,637	(3,151,637)	—	—

Total	$11,767,989	$(10,995,019)	$(772,970)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra DJ-UBS Natural Gas

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$1,999,143	$—	$1,999,143

Total	$1,999,143	$—	$1,999,143

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Goldman Sachs & Co.	$1,999,143	$—	$(1,999,143)	$—

Total	$1,999,143	$—	$(1,999,143)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Gold

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Forward agreements	$—	$—	$—

Futures contracts*	—	—	—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Forward agreements	$17,189,960	$—	$17,189,960

Futures contracts*	2,440	—	2,440

Total	$17,192,400	$—	$17,192,400

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Deutsche Bank AG	$9,410,748	$(9,410,748)	$—	$—

Goldman Sachs & Co.	$2,440	—	(2,440)	—

Goldman Sachs International	4,079,114	(4,079,114)	—	—

Societe Generale S.A.	2,180,790	(2,180,790)	—	—

UBS AG	1,519,308	(1,519,308)	—	—

Total	$17,192,400	$(17,189,960)	$(2,440)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Silver

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Forward agreements	$—	$—	$—

Futures contracts*	—	—	—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Forward agreements	$80,087,349	$—	$80,087,349

Futures contracts*	1,780	—	1,780

Total	$80,089,129	$—	$80,089,129

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Deutsche Bank AG	$40,058,378	$(40,058,378)	$—	$—

Goldman Sachs & Co.	1,780	—	(1,780)	—

Goldman Sachs International	24,037,958	(24,037,958)	—	—

Societe Generale S.A.	11,898,455	(11,898,455)	—	—

UBS AG	4,092,558	(4,092,558)	—	—

Total	$80,089,129	$(80,087,349)	$(1,780)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Australian Dollar

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$5,180	$—	$5,180

Total	$5,180	$—	$5,180

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

RBC Capital Markets	$5,180	$—	$—	$5,180

Total	$5,180	$—	$—	$5,180

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Euro

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Foreign currency forward contracts	$198,744	$—	$198,744

Total	$198,744	$—	$198,744

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Goldman Sachs International	$55,456	$—	$—	$55,456

UBS AG	143,288	—	—	143,288

Total	$198,744	$—	$—	$198,744

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Foreign currency forward contracts	$8,271	$—	$8,271

Total	$8,271	$—	$8,271

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Goldman Sachs International	$6,697	$(6,697)	$—	$—

UBS AG	1,574	(1,574)	—	—

Total	$8,271	$(8,271)	$—	$—

ProShares Ultra Yen

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Foreign currency forward contracts	$78,715	$—	$78,715

Total	$78,715	$—	$78,715

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Goldman Sachs International	$37,892	$—	$—	$37,892

UBS AG	40,823	—	—	40,823

Total	$78,715	$—	$—	$78,715

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Foreign currency forward contracts	$3,220	$—	$3,220

Total	$3,220	$—	$3,220

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Goldman Sachs International	$2,496	$(2,496)	$—	$—

UBS AG	724	(724)	—	—

Total	$3,220	$(3,220)	$—	$—

ProShares VIX Short-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$7,590,541	$—	$7,590,541

Total	$7,590,541	$—	$7,590,541

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

RBC Capital Markets	$7,590,541	$—	$—	$7,590,541

Total	$7,590,541	$—	$—	$7,590,541

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares VIX Mid-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$1,619,391	$—	$1,619,391

Total	$1,619,391	$—	$1,619,391

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

RBC Capital Markets	$1,619,391	$—	$—	$1,619,391

Total	$1,619,391	$—	$—	$1,619,391

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra VIX Short-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$30,450,046	$—	$30,450,046

Total	$30,450,046	$—	$30,450,046

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

RBC Capital Markets	$30,450,046	$—	$—	$30,450,046

Total	$30,450,046	$—	$—	$30,450,046

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Short VIX Short-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of September 30, 2013

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$5,707,549	$—	$5,707,549

Total	$5,707,549	$—	$5,707,549

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of September 30, 2013

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

RBC Capital Markets	$5,707,549	$—	$(5,707,549)	$—

Total	$5,707,549	$—	$(5,707,549)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort DJ-UBS Commodity

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Swap agreements	$148,502	$—	$148,502

Total	$148,502	$—	$148,502

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs International	$104,181	$—	$—	$104,181
UBS AG	44,321	—	—	44,321

Total	$148,502	$—	$—	$148,502

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Swap agreements	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

ProShares UltraShort DJ-UBS Crude Oil

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—
Swap agreements	—	—	—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$979,336	$—	$979,336
Swap agreements	5,607,060	—	5,607,060

Total	$6,586,396	$—	$6,586,396

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs & Co.	$979,336	$—	$(979,336)	$—
Goldman Sachs International	1,880,292	(1,880,292)	—	—
Societe Generale S.A.	1,730,366	(1,730,366)	—	—
UBS AG	1,996,402	(1,996,402)	—	—

Total	$6,586,396	$(5,607,060)	$(979,336)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort DJ-UBS Natural Gas

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$632,777	$—	$632,777

Total	$632,777	$—	$632,777

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs & Co.	$632,777	$—	$—	$632,777

Total	$632,777	$—	$—	$632,777

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Gold

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Forward agreements	$3,729,856	$—	$3,729,856
Futures contracts*	—	—	—

Total	$3,729,856	$—	$3,729,856

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$2,389,236	$—	$(2,389,236)	$—
Goldman Sachs International	452,059	(452,059)	—	—
Societe Generale S.A.	499,264	—	(499,264)	—
UBS AG	389,297	(347,541)	—	41,756

Total	$3,729,856	$(799,600)	$(2,888,500)	$41,756

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Forward agreements	$—	$—	$—
Futures contracts*	3,980	—	3,980

Total	$3,980	$—	$3,980

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs & Co.	$3,980	$—	$(3,980)	$—

Total	$3,980	$—	$(3,980)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Silver

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Forward agreements	$19,307,685	$—	$19,307,685
Futures contracts*	—	—	—

Total	$19,307,685	$—	$19,307,685

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$10,786,801	$—	$(10,300,000)	$486,801
Goldman Sachs International	3,141,119	(3,141,119)	—	—
Societe Generale S.A.	3,255,649	—	(3,255,649)	—
UBS AG	2,124,116	(2,065,937)	—	58,179

Total	$19,307,685	$(5,207,056)	$(13,555,649)	$544,980

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Forward agreements	$—	$—	$—
Futures contracts*	2,520	—	2,520

Total	$2,520	$—	$2,520

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs & Co.	$2,520	$—	$(2,520)	$—

Total	$2,520	$—	$(2,520)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Short Euro

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$6,612	$—	$6,612

Total	$6,612	$—	$6,612

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
RBC Capital Markets	$6,612	$—	$—	$6,612

Total	$6,612	$—	$—	$6,612

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Australian Dollar

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$10,950	$—	$10,950

Total	$10,950	$—	$10,950

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
RBC Capital Markets	$10,950	$—	$(10,950)	$—

Total	$10,950	$—	$(10,950)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares UltraShort Euro

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Foreign currency forward contracts	$251,047	$—	$251,047

Total	$251,047	$—	$251,047

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs International	$251,047	$—	$—	$251,047

Total	$251,047	$—	$—	$251,047

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Foreign currency forward contracts	$13,398,619	$—	$13,398,619

Total	$13,398,619	$—	$13,398,619

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs International	$6,048,832	$(6,048,832)	$—	$—
UBS AG	7,349,787	(7,349,787)	—	—

Total	$13,398,619	$(13,398,619)	$—	$—

ProShares UltraShort Yen

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Foreign currency forward contracts	$38,346,817	$—	$38,346,817

Total	$38,346,817	$—	$38,346,817

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs International	$18,518,532	$(14,958,352)	$—	$3,560,180
UBS AG	19,828,285	(17,590,896)	—	2,237,389

Total	$38,346,817	$(32,549,248)	$—	$5,797,569

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Foreign currency forward contracts	$232,642	$—	$232,642

Total	$232,642	$—	$232,642

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS AG	$232,642	$(232,642)	$—	$—

Total	$232,642	$(232,642)	$—	$—

ProShares Ultra DJ-UBS Commodity

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Swap agreements	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Swap agreements	$306,268	$—	$306,268

Total	$306,268	$—	$306,268

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs International	$198,117	$(198,117)	$—	$—
UBS AG	108,151	(108,151)	—	—

Total	$306,268	$(306,268)	$—	$—

ProShares Ultra DJ-UBS Crude Oil

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$3,430,415	$—	$3,430,415
Swap agreements	33,333,620	—	33,333,620

Total	$36,764,035	$—	$36,764,035

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs & Co.	$3,430,415	$—	$—	$3,430,415
Goldman Sachs International	14,334,730	(11,924,574)	—	2,410,156
Societe Generale S.A.	8,989,866	—	(8,989,866)	—
UBS AG	10,009,024	(8,589,406)	—	1,419,618

Total	$36,764,035	$(20,513,980)	$(8,989,866)	$7,260,189

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—
Swap agreements	—	—	—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra DJ-UBS Natural Gas

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$4,891,783	$—	$4,891,783

Total	$4,891,783	$—	$4,891,783

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs & Co.	$4,891,783	$—	$(4,891,783)	$—

Total	$4,891,783	$—	$(4,891,783)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Gold

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Forward agreements	$—	$—	$—
Futures contracts*	3,980	—	3,980

Total	$3,980	$—	$3,980

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs & Co.	$3,980	$—	$—	$3,980

Total	$3,980	$—	$—	$3,980

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Forward agreements	$15,652,058	$—	$15,652,058
Futures contracts*	—	—	—

Total	$15,652,058	$—	$15,652,058

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Deutsche Bank AG	$4,622,873	$(4,622,873)	$—	$—
Goldman Sachs International	3,678,367	(3,678,367)	—	—
Societe Generale S.A.	3,715,989	(3,715,989)	—	—
UBS AG	3,634,829	(3,634,829)	—	—

Total	$15,652,058	$(15,652,058)	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Silver

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Forward agreements	$—	$—	$—
Futures contracts*	2,520	—	2,520

Total	$2,520	$—	$2,520

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs & Co.	$2,520	$—	$—	$2,520

Total	$2,520	$—	$—	$2,520

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Forward agreements	$145,740,706	$—	$145,740,706
Futures contracts*	—	—	—

Total	$145,740,706	$—	$145,740,706

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Deutsche Bank AG	$44,873,116	$(42,756,218)	$—	$2,116,898
Goldman Sachs International	34,491,042	(34,491,042)	—	—
Societe Generale S.A.	34,802,217	(34,802,217)	—	—
UBS AG	31,574,331	(31,574,331)	—	—

Total	$145,740,706	$(143,623,808)	$—	$2,116,898

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Australian Dollar

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$12,000	$—	$12,000

Total	$12,000	$—	$12,000

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
RBC Capital Markets	$12,000	$—	$—	$12,000

Total	$12,000	$—	$—	$12,000

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra Euro

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Foreign currency forward contracts	$89,473	$—	$89,473

Total	$89,473	$—	$89,473

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs International	$38,327	$—	$—	$38,327
UBS AG	51,146	—	—	51,146

Total	$89,473	$—	$—	$89,473

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Foreign currency forward contracts	$2,314	$—	$2,314

Total	$2,314	$—	$2,314

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs International	$635	$(635)	$—	$—
UBS AG	1,679	(1,679)	—	—

Total	$2,314	$(2,314)	$—	$—

ProShares Ultra Yen

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Foreign currency forward contracts	$13,523	$—	$13,523

Total	$13,523	$—	$13,523

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs International	$7,325	$—	$—	$7,325
UBS AG	6,198	—	—	6,198

Total	$13,523	$—	$—	$13,523

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Foreign currency forward contracts	$507,819	$—	$507,819

Total	$507,819	$—	$507,819

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs International	$231,047	$(231,047)	$—	$—
UBS AG	276,772	(178,999)	—	97,773

Total	$507,819	$(410,046)	$—	$97,773

ProShares VIX Short-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$31,540,181	$—	$31,540,181

Total	$31,540,181	$—	$31,540,181

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
RBC Capital Markets	$31,540,181	$—	$(31,540,181)	$—

Total	$31,540,181	$—	$(31,540,181)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares VIX Mid-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$1,890,675	$—	$1,890,675

Total	$1,890,675	$—	$1,890,675

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
RBC Capital Markets	$1,890,675	$—	$(1,890,675)	$—

Total	$1,890,675	$—	$(1,890,675)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Ultra VIX Short-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—
Swap agreements	301,351	—	301,351

Total	$301,351	$—	$301,351

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Societe Generale S.A.	$301,351	$—	$301,351	$—

Total	$301,351	$—	$301,351	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$35,666,735	$—	$35,666,735
Swap agreements	—	—	—

Total	$35,666,735	$—	$35,666,735

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
RBC Capital Markets	$35,666,735	$—	$(35,666,735)	$—

Total	$35,666,735	$—	$(35,666,735)	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

ProShares Short VIX Short-Term Futures ETF

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012:

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition
Futures contracts*	$5,524,721	$—	$5,524,721

Total	$5,524,721	$—	$5,524,721

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
RBC Capital Markets	$5,524,721	$—	$—	$5,524,721

Total	$5,524,721	$—	$—	$5,524,721

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012:

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition
Futures contracts*	$—	$—	$—

Total	$—	$—	$—

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of December 31, 2012:

Gross Amounts Not Offset in the Statement of Financial Condition
	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	$—	$—	$—	$—

Total	$—	$—	$—	$—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

NOTE 4 – AGREEMENTS

Management Fee

Each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV of such Fund. The Sponsor did not and will not charge its fee in the first year of operation of each Fund in an amount equal to the organization and offering costs. The Sponsor reimbursed or will reimburse each Fund to the extent that its offering costs exceed the Management Fee for the first year of operations. The Management Fee is paid in consideration of the Sponsor’s services as commodity pool operator, and for managing the business and affairs of the Funds. From the Management Fee, the Sponsor pays the fees and expenses of the Administrator, Custodian, Distributor, ProFunds Distributors, Inc. (“PDI”), an affiliated broker-dealer of the Sponsor, Transfer Agent and any index licensors for the Funds , the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual K-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of a Fund, and report preparation and mailing expenses. For the nine months ended September 30, 2013 and 2012, the Sponsor paid and is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds. Each Fund incurs and pays its non-recurring and unusual fees and expenses.

The Administrator

The Sponsor and the Trust, for itself and on behalf of each Fund, has appointed Brown Brothers Harriman & Co. (“BBH&Co.”) as the Administrator of the Funds, and the Sponsor, and the Trust, on its own behalf and on behalf of each Fund, and BBH&Co. have entered into an Administrative Agency Agreement (the “Administration Agreement”) in connection therewith. Pursuant to the terms of the Administration Agreement and under the supervision and direction of the Sponsor and the Trust, BBH&Co. prepares and files certain regulatory filings on behalf of the Funds. BBH&Co. may also perform other services for the Funds pursuant to the Administration Agreement as mutually agreed upon by the Sponsor, the Trust and BBH&Co. from time to time. Pursuant to the terms of the Administration Agreement, BBH&Co. also serves as the Transfer Agent of the Funds. The Administrator’s fees are paid on behalf of the Funds by the Sponsor.

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

NOTE 5 – OFFERING COSTS

Offering costs will be amortized by the Funds over a twelve month period on a straight-line basis beginning once the fund commences operations. The Sponsor did not charge its Management Fee in the first year of operations of the UltraShort DJ-UBS Natural Gas Fund, Ultra DJ-UBS Natural Gas Fund, Ultra Australian Dollar Fund, UltraShort Australian Dollar Fund, Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund in an amount equal to the offering costs. The Sponsor reimbursed each Fund, with the exception of each Matching VIX Fund, to the extent that its offering costs exceeded 0.95% of its average daily NAV for the first year of operations. The Sponsor reimbursed each Matching VIX Fund to the extent its offering costs exceeded 0.85% of its average daily NAV for the first year of operations.

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

Transaction fees for the three and nine months ended September 30, 2013, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
UltraShort DJ-UBS Commodity	$—	$—
UltraShort DJ-UBS Crude Oil	119,865	237,750
UltraShort DJ-UBS Natural Gas	1,251	5,700
UltraShort Gold	19,262	62,352
UltraShort Silver	43,020	111,025
Short Euro	—	—
UltraShort Australian Dollar	—	—
UltraShort Euro	—	—
UltraShort Yen	—	—
Ultra DJ-UBS Commodity	—	283
Ultra DJ-UBS Crude Oil	41,709	188,267
Ultra DJ-UBS Natural Gas	8,303	25,719
Ultra Gold	7,284	21,066
Ultra Silver	25,625	91,299
Ultra Australian Dollar	—	—
Ultra Euro	—	—
Ultra Yen	—	—
VIX Short-Term Futures ETF	—	—
VIX Mid-Term Futures ETF	—	—
Ultra VIX Short-Term Futures ETF	182,504	659,703
Short VIX Short-Term Futures ETF	25,366	101,646

Total Trust	$474,189	$1,504,810

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended September 30, 2013:

For the Three Months Ended September 30, 2013 (unaudited)
Per Share Operating Performance	UltraShort DJ- UBS Commodity	UltraShort DJ- UBS Crude Oil	UltraShort DJ- UBS Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar
Net asset value, at June 30, 2013	$65.8903	$36.3393	$88.5724	$114.0985	$110.5972	$37.9264	$46.4112
Net investment income (loss)	(0.1408)	(0.0691)	(0.2504)	(0.2074)	(0.1902)	(0.0886)	(0.1140)
Net realized and unrealized gain (loss)	(3.3059)	(6.0060)	3.3319	(25.7822)	(33.8396)	(1.4518)	(2.7008)
Change in net asset value from operations	(3.4467)	(6.0751)	3.0815	(25.9896)	(34.0298)	(1.5404)	(2.8148)
Net asset value, at September 30, 2013	$62.4436	$30.2642	$91.6539	$88.1089	$76.5674	$36.3860	$43.5964

Market value per share, at June 30, 2013†	$64.97	$36.45	$88.00	$106.50	$101.27	$38.01	$46.54
Market value per share, at September 30, 2013†	$57.37	$30.25	$91.86	$87.88	$76.49	$36.41	$43.54

Total Return, at net asset value^	(5.2)%	(16.7)%	3.5%	(22.8)%	(30.8)%	(4.1)%	(6.1)%
Total Return, at market value^	(11.7)%	(17.0)%	4.4%	(17.5)%	(24.5)%	(4.2)%	(6.4)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.97)%	(1.17)%	(0.95)%	(0.95)%	(0.97)%	(1.02)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(0.94)%	(1.14)%	(0.91)%	(0.91)%	(0.95)%	(0.99)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2013.
**	Percentages are annualized.

For the Three Months Ended September 30, 2013 (unaudited)
Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra DJ-UBS Natural Gas	Ultra Gold	Ultra Silver
Net asset value, at June 30, 2013	$19.2890	$64.1071	$19.2603	$30.1614	$36.0214	$41.6758	$15.7433
Net investment income (loss)	(0.0429)	(0.1464)	(0.0469)	(0.0851)	(0.0937)	(0.1173)	(0.0458)
Net realized and unrealized gain (loss)	(1.5079)	(1.7693)	0.7443	4.6335	(3.6705)	9.1902	4.3722
Change in net asset value from operations	(1.5508)	(1.9157)	0.6974	4.5484	(3.7642)	9.0729	4.3264
Net asset value, at September 30, 2013	$17.7382	$62.1914	$19.9577	$34.7098	$32.2572	$50.7487	$20.0697

Market value per share, at June 30, 2013†	$19.29	$64.08	$18.96	$30.11	$36.26	$44.63	$17.00
Market value per share, at September 30, 2013†	$17.75	$62.23	$19.92	$34.73	$32.18	$50.86	$20.05

Total Return, at net asset value^	(8.0)%	(3.0)%	3.6%	15.1%	(10.4)%	21.8%	27.5%
Total Return, at market value^	(8.0)%	(2.9)%	5.1%	15.3%	(11.3)%	14.0%	17.9%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.96)%	(1.11)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.92)%	(0.91)%	(0.93)%	(1.08)%	(0.91)%	(0.91)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2013.
**	Percentages are annualized.

For the Three Months Ended September 30, 2013 (unaudited)
Per Share Operating Performance	Ultra Australian Dollar	Ultra Euro	Ultra Yen	VIX Short- Term Futures ETF	VIX Mid-Term Futures ETF	Ultra VIX Short-Term Futures ETF	Short VIX Short-Term Futures ETF
Net asset value, at June 30, 2013	$32.8323	$23.4744	$21.2199	$55.9419	$28.2875	$71.9959	$78.2628
Net investment income (loss)	(0.0804)	(0.0556)	(0.0490)	(0.0874)	(0.0496)	(0.1775)	(0.3818)
Net realized and unrealized gain (loss)	1.5404	1.8323	0.3008	(16.3058)	(5.0606)	(37.2930)	27.1345
Change in net asset value from operations	1.4600	1.7767	0.2518	(16.3932)	(5.1102)	(37.4705)	26.7527
Net asset value, at September 30, 2013	$34.2923	$25.2511	$21.4717	$39.5487	$23.1773	$34.5254	$105.0155

Market value per share, at June 30, 2013†	$33.96	$23.25	$21.10	$55.91	$28.25	$71.69	$78.45
Market value per share, at September 30, 2013†	$34.35	$25.30	$21.70	$39.45	$23.02	$34.34	$105.14

Total Return, at net asset value^	4.4%	7.6%	1.2%	(29.3)%	(18.1)%	(52.0)%	34.2%
Total Return, at market value^	1.1%	8.8%	2.8%	(29.4)%	(18.5)%	(52.1)%	34.0%

Ratios to Average Net Assets**

Expense ratio	(1.00)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(1.81)%	(1.54)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.97)%	(0.91)%	(0.91)%	(0.83)%	(0.82)%	(1.79)%	(1.51)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2013.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended September 30, 2012:

For the Three Months Ended September 30, 2012 (unaudited)
Per Share Operating Performance	UltraShort DJ- UBS Commodity	UltraShort DJ- UBS Crude Oil	UltraShort DJ- UBS Natural Gas*	UltraShort Gold*	UltraShort Silver	Short Euro	UltraShort Australian Dollar+
Net asset value, at June 30, 2012	$59.0619	$49.2304	$121.2686	$70.9895	$69.9250	$39.4721	$40.0000
Net investment income (loss)	(0.1137)	(0.0935)	(0.3363)	(0.1462)	(0.1252)	(0.0901)	(0.0764)
Net realized and unrealized gain (loss)	(10.9209)	(8.5379)	(32.3842)	(14.5206)	(29.9239)	(0.6584)	(1.2223)
Change in net asset value from operations	(11.0346)	(8.6314)	(32.7205)	(14.6668)	(30.0491)	(0.7485)	(1.2987)
Net asset value, at September 30, 2012	$48.0273	$40.5990	$88.5481	$56.3227	$39.8759	$38.7236	$38.7013

Market value per share, at June 30, 2012†	$58.64	$49.42	$120.52	$70.92	$67.82	$39.49	$40.00
Market value per share, at September 30, 2012†	$48.25	$40.72	$88.56	$56.48	$40.14	$38.64	$38.62

Total Return, at net asset value^	(18.7)%	(17.5)%	(27.0)%	(20.7)%	(43.0)%	(1.9)%	(3.2)%
Total Return, at market value^	(17.7)%	(17.6)%	(26.5)%	(20.4)%	(40.8)%	(2.2)%	(3.5)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.98)%	(1.27)%	(0.95)%	(0.95)%	(0.96)%	(1.03)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.88)%	(0.91)%	(1.22)%	(0.88)%	(0.87)%	(0.90)%	(0.95)%

*	See Note 1 of these Notes to Financial Statements.
+	From commencement of investment operations, July 17, 2012 through September 30, 2012.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2012.
**	Percentages are annualized.

For the Three Months Ended September 30, 2012 (unaudited)
Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra DJ-UBS Natural Gas	Ultra Gold	Ultra Silver
Net asset value, at June 30, 2012	$20.9071	$43.5348	$23.5183	$27.7130	$45.6921	$79.7618	$37.0313
Net investment income (loss)	(0.0470)	(0.0927)	(0.0587)	(0.0715)	(0.1223)	(0.1868)	(0.0973)
Net realized and unrealized gain (loss)	(0.7332)	(2.1433)	4.5424	3.6700	5.5731	17.5971	21.8640
Change in net asset value from operations	(0.7802)	(2.2360)	4.4837	3.5985	5.4508	17.4103	21.7667
Net asset value, at September 30, 2012	$20.1269	$41.2988	$28.0020	$31.3115	$51.1429	$97.1721	$58.7980

Market value per share, at June 30, 2012†	$20.90	$43.51	$23.66	$27.54	$45.75	$79.74	$38.13
Market value per share, at September 30, 2012†	$20.12	$41.33	$27.71	$31.21	$51.09	$96.92	$58.35

Total Return, at net asset value^	(3.7)%	(5.1)%	19.1%	13.0%	11.9%	21.8%	58.8%
Total Return, at market value^	(3.7)%	(5.0)%	17.1%	13.3%	11.7%	21.5%	53.0%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.97)%	(1.14)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.88)%	(0.88)%	(0.88)%	(0.90)%	(1.08)%	(0.88)%	(0.88)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2012.
**	Percentages are annualized.

For the Three Months Ended September 30, 2012 (unaudited)
Per Share Operating Performance	Ultra Australian Dollar+	Ultra Euro	Ultra Yen	VIX Short- Term Futures ETF*	VIX Mid-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	Short VIX Short-Term Futures ETF*
Net asset value, at June 30, 2012	$40.0000	$22.6354	$33.4920	$160.0441	$55.0359	$962.1056	$45.2817
Net investment income (loss)	(0.0806)	(0.0488)	(0.0757)	(0.2401)	(0.0974)	(2.1862)	(0.2889)
Net realized and unrealized gain (loss)	0.9723	0.6220	1.5795	(64.7877)	(13.4312)	(656.0164)	23.0577
Change in net asset value from operations	0.8917	0.5732	1.5038	(65.0278)	(13.5286)	(658.2026)	22.7688
Net asset value, at September 30, 2012	$40.8917	$23.2086	$34.9958	$95.0163	$41.5073	$303.9030	$68.0505

Market value per share, at June 30, 2012†	$40.00	$22.62	$33.39	$161.60	$55.08	$984.00	$44.92
Market value per share, at September 30, 2012†	$40.90	$23.18	$35.28	$96.10	$41.66	$309.20	$67.37

Total Return, at net asset value^	2.2%	2.5%	4.5%	(40.6)%	(24.6)%	(68.4)%	50.3%
Total Return, at market value^	2.3%	2.5%	5.7%	(40.5)%	(24.4)%	(68.6)%	50.0%

Ratios to Average Net Assets**

Expense ratio	(1.02)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(1.67)%	(2.16)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.94)%	(0.88)%	(0.87)%	(0.79)%	(0.80)%	(1.64)%	(2.08)%

+	From commencement of investment operations, July 17, 2012 through September 30, 2012.
*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2012.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the nine months ended September 30, 2013:

For the Nine Months Ended September 30, 2013 (unaudited)
Per Share Operating Performance	UltraShort DJ-UBS Commodity	UltraShort DJ-UBS Crude Oil	UltraShort DJ- UBS Natural Gas*	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar
Net asset value, at December 31, 2012	$54.1021	$40.3079	$102.1402	$63.8688	$51.3951	$37.6285	$37.8081

Net investment income (loss)	(0.3875)	(0.2262)	(0.6806)	(0.5395)	(0.4408)	(0.2593)	(0.3257)
Net realized and unrealized gain (loss)#	8.7290	(9.8175)	(9.8057)	24.7796	25.6131	(0.9832)	6.1140
Change in net asset value from operations	8.3415	(10.0437)	(10.4863)	24.2401	25.1723	(1.2425)	5.7883
Net asset value, at September 30, 2013	$62.4436	$30.2642	$91.6539	$88.1089	$76.5674	$36.3860	$43.5964

Market value per share, at December 31, 2012†	$51.64	$40.44	$101.64	$62.60	$50.07	$37.64	$37.74
Market value per share, at September 30, 2013†	$57.37	$30.25	$91.86	$87.88	$76.49	$36.41	$43.54

Total Return, at net asset value^	15.4%	(24.9)%	(10.3)%	38.0%	49.0%	(3.3)%	15.3%
Total Return, at market value^	11.1%	(25.2)%	(9.6)%	40.4%	52.8%	(3.3)%	15.4%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.98)%	(1.20)%	(0.95)%	(0.95)%	(0.96)%	(1.03)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.93)%	(1.15)%	(0.90)%	(0.89)%	(0.93)%	(0.99)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a Share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2013.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2013 (unaudited)
Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra DJ-UBS Natural Gas	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2012	$19.0172	$50.7577	$24.3875	$29.3941	$39.0490	$83.7634	$42.9727

Net investment income (loss)	(0.1275)	(0.4164)	(0.1487)	(0.2120)	(0.3134)	(0.4298)	(0.1804)
Net realized and unrealized gain (loss)#	(1.1515)	11.8501	(4.2811)	5.5277	(6.4784)	(32.5849)	(22.7226)
Change in net asset value from operations	(1.2790)	11.4337	(4.4298)	5.3157	(6.7918)	(33.0147)	(22.9030)
Net asset value, at September 30, 2013	$17.7382	$62.1914	$19.9577	$34.7098	$32.2572	$50.7487	$20.0697

Market value per share, at December 31, 2012†	$19.01	$50.77	$23.93	$29.32	$39.24	$85.34	$44.10
Market value per share, at September 30, 2013†	$17.75	$62.23	$19.92	$34.73	$32.18	$50.86	$20.05

Total Return, at net asset value^	(6.7)%	22.5%	(18.2)%	18.1%	(17.4)%	(39.4)%	(53.3)%
Total Return, at market value^	(6.6)%	22.6%	(16.8)%	18.5%	(18.0)%	(40.4)%	(54.5)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.97)%	(1.13)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.90)%	(0.90)%	(0.90)%	(0.91)%	(1.08)%	(0.88)%	(0.88)%

#	The amount shown for a Share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2013.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2013 (unaudited)
Per Share Operating Performance	Ultra Australian Dollar	Ultra Euro	Ultra Yen	VIX Short- Term Futures ETF*	VIX Mid- Term Futures ETF	Ultra VIX Short-Term Futures ETF*	Short VIX Short-Term Futures ETF
Net asset value, at December 31, 2012	$41.4986	$24.3499	$28.1840	$83.9374	$34.7003	$201.3178	$66.1298

Net investment income (loss)	(0.2663)	(0.1625)	(0.1519)	(0.3083)	(0.1543)	(0.7848)	(1.0162)
Net realized and unrealized gain (loss)	(6.9400)	1.0637	(6.5604)	(44.0804)	(11.3687)	(166.0076)	39.9019
Change in net asset value from operations	(7.2063)	0.9012	(6.7123)	(44.3887)	(11.5230)	(166.7924)	38.8857
Net asset value, at September 30, 2013	$34.2923	$25.2511	$21.4717	$39.5487	$23.1773	$34.5254	$105.0155

Market value per share, at December 31, 2012†	$41.45	$24.32	$28.28	$85.05	$34.22	$209.00	$65.45
Market value per share, at September 30, 2013†	$34.35	$25.30	$21.70	$39.45	$23.02	$34.34	$105.14

Total Return, at net asset value^	(17.4)%	3.7%	(23.8)%	(52.9)%	(33.2)%	(82.9)%	58.8%
Total Return, at market value^	(17.1)%	4.0%	(23.3)%	(53.6)%	(32.7)%	(83.6)%	60.6%

Ratios to Average Net Assets**

Expense ratio	(0.99)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(1.84)%	(1.54)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.95)%	(0.90)%	(0.89)%	(0.81)%	(0.81)%	(1.82)%	(1.50)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2013.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the nine months ended September 30, 2012:

For the Nine Months Ended September 30, 2012 (unaudited)
Per Share Operating Performance	UltraShort DJ-UBS Commodity	UltraShort DJ-UBS Crude Oil	UltraShort DJ-UBS Natural Gas*	UltraShort Gold*	UltraShort Silver*	Short Euro+	UltraShort Australian Dollar++
Net asset value, at December 31, 2011	$56.9207	$38.8151	$95.2206	$82.7114	$76.6771	$40.0000	$40.0000

Net investment income (loss)	(0.3723)	(0.2633)	(1.4076)	(0.4577)	(0.3822)	(0.0959)	(0.0764)
Net realized and unrealized gain (loss)	(8.5211)	2.0472	(5.2649)	(25.9310)	(36.4190)	(1.1805)	(1.2223)
Change in net asset value from operations	(8.8934)	1.7839	(6.6725)	(26.3887)	(36.8012)	(1.2764)	(1.2987)
Net asset value, at September 30, 2012	$48.0273	$40.5990	$88.5481	$56.3227	$39.8759	$38.7236	$38.7013

Market value per share, at December 31, 2011†	$56.19	$38.69	$95.84	$79.24	$79.35	$40.00	$40.00
Market value per share, at September 30, 2012†	$48.25	$40.72	$88.56	$56.48	$40.14	$38.64	$38.62

Total Return, at net asset value^	(15.6)%	4.6%	(7.0)%	(31.9)%	(48.0)%	(3.2)%	(3.2)%
Total Return, at market value^	(14.1)%	5.2%	(7.6)%	(28.7)%	(49.4)%	(3.4)%	(3.5)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.98)%	(1.43)%	(0.95)%	(0.95)%	(0.97)%	(1.03)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.90)%	(0.92)%	(1.39)%	(0.90)%	(0.90)%	(0.91)%	(0.95)%

*	See Note 1 of these Notes to Financial Statements.
+	From commencement of investment operations, June 26, 2012 through September 30, 2012.
++	From commencement of investment operations, July 17, 2012, through September 30, 2012.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2012.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2012 (unaudited)
Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra DJ-UBS Natural Gas*	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2011	$20.3357	$40.9557	$25.8805	$40.8828	$101.9786	$75.9066	$43.1903

Net investment income (loss)	(0.1373)	(0.2877)	(0.1730)	(0.2383)	(0.3818)	(0.5744)	(0.3212)
Net realized and unrealized gain (loss)#	(0.0715)	0.6308	2.2945	9.3330	(50.4539)	21.8399	15.9289
Change in net asset value from operations	(0.2088)	0.3431	2.1215	(9.5713)	(50.8357)	21.2655	15.6077
Net asset value, at September 30, 2012	$20.1269	$41.2988	$28.0020	$31.3115	$51.1429	$97.1721	$58.7980

Market value per share, at December 31, 2011†	$20.35	$40.95	$25.64	$40.94	$101.35	$79.01	$41.65
Market value per share, at September 30, 2012†	$20.12	$41.33	$27.71	$31.21	$51.09	$96.92	$58.35

Total Return, at net asset value^	(1.0)%	0.8%	8.2%	(23.4)%	(49.8)%	28.0%	36.1%
Total Return, at market value^	(1.1)%	0.9%	8.1%	(23.8)%	(49.6)%	22.7%	40.1%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.97)%	(1.22)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.90)%	(0.89)%	(0.90)%	(0.92)%	(1.16)%	(0.89)%	(0.90)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a Share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2012.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2012 (unaudited)
Per Share Operating Performance	Ultra Australian Dollar++	Ultra Euro	Ultra Yen	VIX Short- Term Futures ETF*	VIX Mid- Term Futures ETF	Ultra VIX Short-Term Futures ETF*	Short VIX Short-Term Futures ETF*
Net asset value, at December 31, 2011	$40.0000	$23.8860	$36.4704	$381.8690	$74.1396	$7,412.6879	$25.8664

Net investment income (loss)	(0.0806)	(0.1590)	(0.2275)	(0.9662)	(0.3463)	(10.6829)	(0.6056)
Net realized and unrealized gain (loss)	0.9723	(0.5184)	(1.2471)	(285.8865)	(32.2860)	(7,098.1020)	42.7897
Change in net asset value from operations	0.8917	(0.6774)	(1.4746)	(286.8527)	(32.6323)	(7,108.7849)	42.1841
Net asset value, at September 30, 2012	$40.8917	$23.2086	$34.9958	$95.0163	$41.5073	$303.9030	$68.0505

Market value per share, at December 31, 2011†	$40.00	$23.87	$36.50	$378.70	$74.13	$7,296.00	$26.14
Market value per share, at September 30, 2012†	$40.90	$23.18	$35.28	$96.10	$41.66	$309.20	$67.37

Total Return, at net asset value^	2.2%	(2.8)%	(4.0)%	(75.1)%	(44.0)%	(95.9)%	163.1%
Total Return, at market value^	2.3%	(2.9)%	(3.3)%	(74.6)%	(43.8)%	(95.8)%	157.7%

Ratios to Average Net Assets**

Expense ratio	(1.02)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(1.74)%	(1.88)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.94)%	(0.90)%	(0.89)%	(0.80)%	(0.81)%	(1.71)%	(1.82)%

*	See Note 1 of these Notes to Financial Statements.
++	From commencement of operations, July 17, 2012, through September 30, 2012.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2012.
**	Percentages are annualized.

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

Each Ultra and UltraShort Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra Fund with a 2x multiple should be approximately two times as volatile on a daily basis as is the return of a fund with an objective of matching the same benchmark. The daily return of a Short or UltraShort Fund is designed to return the inverse (-1x) or two times the inverse (-2x) of the return that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present different risks than other funds. The Leveraged Funds use leverage and are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Daily objective geared funds, if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets, can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor and/or periodically rebalance their portfolios. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2013, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q.

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

Each of the Funds generally invests in Financial Instruments (i.e., instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to the commodity futures index, commodity, currency or exchange rate equity volatility index or applicable commodity or financial futures contracts. Financial Instruments also are used to produce economically “inverse,” “inverse leveraged” or “leveraged” investment results for the Geared Funds. Each Matching VIX Fund seeks results (before fees and expenses), both over a single day and over time, that match the performance of the S&P 500 VIX Short-Term Futures Index (the “Short-Term VIX Index”) or the S&P 500 VIX Mid-Term Futures Index (the “Mid-Term VIX Index”) (each a “VIX Futures Index”). Each Geared VIX Fund seeks daily investment results (before fees and expenses) that correspond to a multiple or the inverse of the daily performance of the Short-Term VIX Index. Each VIX Fund intends to obtain exposure to its benchmark by investing primarily in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”).

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the net assets of each Fund is held in cash and/or U.S. Treasury Securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and nine months ended September 30, 2013 and 2012, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2013	Interest Income Three Months Ended September 30, 2012	Interest Income Nine Months Ended September 30, 2013	Interest Income Nine Months Ended September 30, 2012
ProShares UltraShort DJ-UBS Commodity	$416	$568	$1,651	$2,227
ProShares UltraShort DJ-UBS Crude Oil	34,116	19,218	82,626	49,995
ProShares UltraShort DJ-UBS Natural Gas	1,267	1,854	7,217	4,883
ProShares UltraShort Gold	13,065	21,407	48,373	52,562
ProShares UltraShort Silver	8,580	25,338	47,626	69,765
ProShares Short Euro	338	641	1,363	641
ProShares UltraShort Australian Dollar	1,790	586	3,399	586
ProShares UltraShort Euro	39,032	160,447	179,135	359,466
ProShares UltraShort Yen	40,839	41,475	171,429	104,677
ProShares Ultra DJ-UBS Commodity	395	1,472	1,809	3,401
ProShares Ultra DJ-UBS Crude Oil	13,828	63,544	115,731	126,796
ProShares Ultra DJ-UBS Natural Gas	5,794	9,896	22,420	18,894
ProShares Ultra Gold	18,099	62,437	118,967	151,337
ProShares Ultra Silver	51,513	136,002	313,406	313,266
ProShares Ultra Australian Dollar	242	618	1,312	618
ProShares Ultra Euro	371	975	1,468	2,550
ProShares Ultra Yen	295	1,009	1,538	2,253
ProShares VIX Short-Term Futures ETF	10,711	21,142	54,250	47,219
ProShares VIX Mid-Term Futures ETF	6,721	12,846	20,472	31,096
ProShares Ultra VIX Short-Term Futures ETF	10,797	22,293	46,863	40,074
ProShares Short VIX Short-Term Futures ETF	6,018	4,522	22,651	8,717

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of November 12, 2013, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund and the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s and VIX Funds’ final creation/redemption NAV for the three and nine months ended September 30, 2013.

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

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

ProShares UltraShort DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$3,953,221	$3,543,535
NAV end of period	$3,746,428	$2,881,496
Percentage change in NAV	(5.2)%	(18.7)%
Shares outstanding beginning of period	59,997	59,997
Shares outstanding end of period	59,997	59,997
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$65.89	$59.06
Per share NAV end of period	$62.44	$48.03
Percentage change in per share NAV	(5.2)%	(18.7)%
Percentage change in benchmark	2.1%	9.7%
Benchmark annualized volatility	10.4%	15.7%

During the three months ended September 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the Dow Jones-UBS Commodity Index. There was no net change in the Fund’s outstanding Shares from June 30, 2013 to September 30, 2013. By comparison, during the three months ended September 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the Dow Jones-UBS Commodity Index. There was no net change in outstanding Shares from June 30, 2012 to September 30, 2012.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.2% for the three months ended September 30, 2013, as compared to the decrease of 18.7% for the three months ended September 30, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on August 7, 2013 at $66.37 per Share and reached its low for the period on August 28, 2013 at $57.81 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 2, 2012 at $58.83 per Share and reached its low for the period on September 14, 2012 at $46.01 per Share.

The benchmark’s rise of 2.1% for the three months ended September 30, 2013, as compared to the benchmark’s rise of 9.7% for the three months ended September 30, 2012, can be attributed to lesser appreciation of the underlying components of the index during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(8,450)	$(6,822)
Management fee	8,866	7,390
Net realized gain (loss)	13,686	(861,786)
Change in net unrealized appreciation/depreciation	(212,029)	206,570
Net income (loss)	$(206,793)	$(662,038)

The Fund’s net income increased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a lesser increase in the Fund’s benchmark index from the three months ended September 30, 2012 to the three months ended September 30, 2013.

ProShares UltraShort DJ-UBS Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$251,466,116	$82,211,941
NAV end of period	$442,461,028	$116,516,762
Percentage change in NAV	76.0%	41.7%
Shares outstanding beginning of period	6,919,944	1,669,944
Shares outstanding end of period	14,619,944	2,869,944
Percentage change in shares outstanding	111.3%	71.9%
Shares created	12,900,000	1,650,000
Shares redeemed	5,200,000	450,000
Per share NAV beginning of period	$36.34	$49.23
Per share NAV end of period	$30.26	$40.60
Percentage change in per share NAV	(16.7)%	(17.5)%
Percentage change in benchmark	7.9%	7.3%
Benchmark annualized volatility	19.0%	25.5%

During the three months ended September 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 6,919,944 outstanding Shares at June 30, 2013 to 14,619,944 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM. By comparison, during the three months ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 1,669,944 outstanding Shares at June 30, 2012 to 2,869,944 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.7% for the three months ended September 30, 2013, as compared to the decrease of 17.5% for the three months ended September 30, 2012, was primarily due to lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2013.

During the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on July 1, 2013 at $35.25 per Share and reached its low for the period on September 6, 2013 at $26.59 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 2, 2012 at $50.63 per Share and reached its low for the period on September 14, 2012 at $35.28 per Share.

The benchmark’s rise of 7.9% for the three months ended September 30, 2013, as compared to the benchmark’s rise of 7.3% for the three months ended September 30, 2012, can be attributed to a greater increase in the price of WTI Crude Oil during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(1,036,872)	$(241,721)
Management fee	1,047,511	252,685
Brokerage commissions	23,477	8,254
Net realized gain (loss)	(86,180,653)	(24,453,770)
Change in net unrealized appreciation/depreciation	44,674,375	10,035,131
Net income (loss)	$(42,543,150)	$(14,660,360)

The Fund’s net income decreased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a greater increase in the Fund’s benchmark index.

ProShares UltraShort DJ-UBS Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$19,924,537	$13,643,687
NAV end of period	$16,035,027	$13,282,921
Percentage change in NAV	(19.5)%	(2.6)%
Shares outstanding beginning of period	224,952	112,508
Shares outstanding end of period	174,952	150,008
Percentage change in shares outstanding	(22.2)%	33.3%
Shares created	50,000	37,500
Shares redeemed	100,000	—
Per share NAV beginning of period	$88.57	$121.27
Per share NAV end of period	$91.65	$88.55
Percentage change in per share NAV	3.5%	(27.0)%
Percentage change in benchmark	(4.4)%	8.6%
Benchmark annualized volatility	26.5%	44.6%

During the three months ended September 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 224,952 outstanding Shares at June 30, 2013 to 174,952 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results

(before fees and expenses) that correspond to 2x the inverse of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. By comparison, during the three months ended September 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the Dow Jones-UBS Natural Gas Sub-indexSM. The decrease in the Fund’s NAV was offset by an increase from 112,508 outstanding Shares at June 30, 2012 to 150,008 outstanding Shares at September 30, 2012.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.5% for the three months ended September 30, 2013, as compared to the decrease of 27.0% for the three months ended September 30, 2012, was primarily due to appreciation in the value of the assets of the Fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on August 9, 2013 at $103.75 per Share and reached its low for the period on July 18, 2013 at $75.90 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per share NAV reached its high for the period on August 28, 2012 at $128.81 per Share and reached its low for the period on July 30, 2012 at $88.10 per Share.

The benchmark’s decline of 4.4% for the three months ended September 30, 2013, as compared to the benchmark’s rise of 8.6% for the three months ended September 30, 2012, can be attributed to a decrease in the price of Henry Hub Natural Gas during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(48,035)	$(41,588)
Management fee	40,159	14,762
Brokerage commissions	9,143	10,986
Offering costs	—	17,694
Net realized gain (loss)	2,863,123	(4,765,841)
Change in net unrealized appreciation/depreciation	(1,861,542)	1,018,699
Net income (loss)	$953,546	$(3,788,730)

The Fund’s net income increased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a decrease in the price of Henry Hub Natural Gas during the three months ended September 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split and the reverse Share split for the ProShares UltraShort DJ-UBS Natural Gas Fund.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$170,802,997	$129,376,591
NAV end of period	$145,113,410	$92,790,217
Percentage change in NAV	(15.0)%	(28.3)%
Shares outstanding beginning of period	1,496,978	1,822,475
Shares outstanding end of period	1,646,978	1,647,475
Percentage change in shares outstanding	10.0%	(9.6)%
Shares created	550,000	—
Shares redeemed	400,000	175,000
Per share NAV beginning of period	$114.10	$70.99
Per share NAV end of period	$88.11	$56.32

Percentage change in per share NAV	(22.8)%	(20.7)%
Percentage change in benchmark	11.3%	11.1%
Benchmark annualized volatility	22.7%	14.8%

During the three months ended September 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 1,496,978 outstanding Shares at June 30, 2013 to 1,646,978 outstanding Shares at September 30, 2013. By comparison, during the three months ended September 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,822,475 outstanding Shares at June 30, 2012 to 1,647,475 outstanding Shares at September 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 22.8% for the three months ended September 30, 2013, as compared to the decrease of 20.7% for the three months ended September 30, 2012, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 5, 2013 at $109.28 per Share and reached its low for the period on August 28, 2013 at $78.23 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per share NAV reached its high for the period on July 12, 2012 at $74.67 per Share and reached its low for the period on September 21, 2012 at $55.89 per Share.

The benchmark’s rise of 11.3% for the three months ended September 30, 2013, as compared to the benchmark’s rise of 11.1% for the three months ended September 30, 2012, can be attributed to a greater increase in the price of spot gold in U.S. Dollar terms during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(283,915)	$(256,499)
Management fee	296,972	277,898
Brokerage commissions	8	8
Net realized gain (loss)	6,023,935	(10,989,913)
Change in net unrealized appreciation/depreciation	(44,052,898)	(13,887,666)
Net income (loss)	$(38,312,878)	$(25,134,078)

The Fund’s net income decreased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a greater increase in the price of spot gold in U.S. Dollar terms during the three months ended September 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares UltraShort Gold Fund.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$83,886,747	$161,421,100
NAV end of period	$115,501,076	$125,947,671
Percentage change in NAV	37.7%	(22.0)%
Shares outstanding beginning of period	758,489	2,308,489
Shares outstanding end of period	1,508,489	3,158,489
Percentage change in shares outstanding	98.9%	36.8%
Shares created	1,550,000	1,500,000
Shares redeemed	800,000	650,000
Per share NAV beginning of period	$110.60	$69.93
Per share NAV end of period	$76.57	$39.88
Percentage change in per share NAV	(30.8)%	(43.0)%
Percentage change in benchmark	15.0%	28.0%
Benchmark annualized volatility	33.4%	28.3%

During the three months ended September 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 758,489 outstanding Shares at June 30, 2013 to 1,508,489 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the three months ended September 30, 2012, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 2,308,489 outstanding Shares at June 30, 2012 to 3,158,489 outstanding Shares at September 30, 2012.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 30.8% for the three months ended September 30, 2013, as compared to the decrease of 43.0% for the three months ended September 30, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 9, 2013 at $107.42 per Share and reached its low for the period on August 28, 2013 at $61.41 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 12, 2012 at $71.45 per Share and reached its low for the period on September 28, 2012 at $39.88 per Share.

The benchmark’s rise of 15.0% for the three months ended September 30, 2013, as compared to the benchmark’s rise of 28.0% for the three months ended September 30, 2012, can be attributed to a lesser increase in the price of spot silver in U.S. Dollar terms during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(210,470)	$(290,149)
Management fee	219,042	315,479
Brokerage commissions	8	8
Net realized gain (loss)	6,007,983	(30,585,422)
Change in net unrealized appreciation/depreciation	(32,085,121)	(36,561,404)
Net income (loss)	$(26,287,608)	$(67,436,975)

The Fund’s net income increased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a lesser increase in the price of spot silver in U.S. Dollar terms during the three months ended September 30, 2013.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$3,792,834	$3,947,410
NAV end of period	$7,277,390	$3,872,555
Percentage change in NAV	91.9%	(1.9)%
Shares outstanding beginning of period	100,005	100,005
Shares outstanding end of period	200,005	100,005
Percentage change in shares outstanding	100.0%	0.0%
Shares created	100,000	—
Shares redeemed	—	—
Per share NAV beginning of period	$37.93	$39.47
Per share NAV end of period	$36.39	$38.72
Percentage change in per share NAV	(4.1)%	(1.9)%
Percentage change in benchmark	3.9%	1.6%
Benchmark annualized volatility	7.6%	9.0%

During the three months ended September 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 100,005 outstanding Shares at June 30, 2013 to 200,005 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the three months ended September 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2012 to September 30, 2012.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.1% for the three months ended September 30, 2013, as compared to the decrease of 1.9% for the period ended September 30, 2012, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 9, 2013 at $38.60 per Share and reached its low for the period on September 25, 2013 at $36.38 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 24, 2012 at $41.33 per Share and reached its low for the period on September 14, 2012 at $37.95 per Share.

The benchmark’s rise of 3.9% for the three months ended September 30, 2013, as compared to the benchmark’s rise of 1.6% for the three months ended September 30, 2012, can be attributed to a greater increase in the value of the Euro versus the U.S. Dollar during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(16,029)	$(9,011)
Management fee	16,080	—
Brokerage commissions	287	134
Offering costs	—	10,334
Limitation by Sponsor	—	(816)
Net realized gain (loss)	(39,009)	(102,556)
Change in net unrealized appreciation/depreciation	(208,800)	36,712
Net income (loss)	$(263,838)	$(74,855)

The Fund’s net income decreased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a greater increase in the value of the Euro versus the U.S. Dollar during the three month ended September 30, 2013.

ProShares UltraShort Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, the Fund’s results of operations for the period ended September 30, 2012 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and from commencement of investment operations to September 30, 2012:

	Three Months Ended September 30, 2013	Period Ended September 30, 2012
NAV beginning of period	$23,205,856	$200
NAV end of period	$23,978,227	$3,870,326
Percentage change in NAV	3.3%	1,935,063.0%
Shares outstanding beginning of period	500,005	5
Shares outstanding end of period	550,005	100,005
Percentage change in shares outstanding	10.0%	2,000,000.0%
Shares created	50,000	100,000
Shares redeemed	—	—
Per share NAV beginning of period	$46.41	$40.00
Per share NAV end of period	$43.60	$38.70
Percentage change in per share NAV	(6.1)%	(3.2)%
Percentage change in benchmark	2.0%	0.6%
Benchmark annualized volatility	12.1%	8.6%

During the three months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 500,005 outstanding Shares at June 30, 2013 to 550,005 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar. By comparison, during the period ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at June 30, 2012 to 100,005 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar

For the three months ended September 30, 2013 and the period ended September 30, 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.1% for the three months ended September 30, 2013, as compared to the decrease of 3.2% for the period ended September 30, 2012, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on August 2, 2013 at $48.58 per Share and reached its low for the period on September 18, 2013 at $42.08 per Share. By comparison, during the period ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on September 5, 2012 at $40.44 per Share and reached its low for the period on September 14, 2012 at $37.52 per Share.

The benchmark’s rise of 2.0% for the three months ended September 30, 2013, as compared to the benchmark’s rise of 0.6% for the period ended September 30, 2012, can be attributed to a greater increase in the value of the Australian Dollar versus the U.S. Dollar during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and from commencement of investment operations to September 30, 2012:

	Three Months Ended September 30, 2013	Period Ended September 30, 2012
Net investment income (loss)	$(59,621)	$(7,544)
Management fee	47,611	—
Brokerage commissions	4,057	605
Offering costs	2,926	8,537
Limitation by Sponsor	—	(1,012)
Reduction to Limitation by Sponsor	6,817	—
Net realized gain (loss)	389,410	(123,487)
Change in net unrealized appreciation/depreciation	(1,864,718)	1,157
Net income (loss)	$(1,534,929)	$(129,874)

The Fund’s net income decreased for the three months ended September 30, 2013, as compared to the period ended September 30, 2012, primarily due to a greater increase in the value of the Australian Dollar versus the U.S. Dollar during the three month ended September 30, 2013.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$509,228,804	$896,915,348
NAV end of period	$456,760,044	$770,862,313
Percentage change in NAV	(10.3)%	(14.1)%
Shares outstanding beginning of period	26,400,014	42,900,014
Shares outstanding end of period	25,750,014	38,300,014
Percentage change in shares outstanding	(2.5)%	(10.7)%
Shares created	1,400,000	1,750,000
Shares redeemed	2,050,000	6,350,000
Per share NAV beginning of period	$19.29	$20.91
Per share NAV end of period	$17.74	$20.13
Percentage change in per share NAV	(8.0)%	(3.7)%
Percentage change in benchmark	3.9%	1.6%
Benchmark annualized volatility	7.6%	9.0%

During the three months ended September 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 26,400,014 outstanding shares at June 30, 2013 to 25,750,014 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the three months ended September 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 42,900,014 outstanding Shares at June 30, 2012 to 38,300,014 outstanding Shares at September 30, 2012. The decrease in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.0% for the three months ended September 30, 2013, as compared to the per Share NAV decrease of 3.7% for the three months ended September 30, 2012, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 9, 2013 at $19.97 per Share and reached its low for the period on September 30, 2013 at $17.74 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 24, 2012 at $22.94 per Share and reached its low for the period on September 14, 2012 at $19.33 per Share.

The benchmark’s rise of 3.9% for the three months ended September 30, 2013, as compared to the benchmark’s rise of 1.6% for the three months ended September 30, 2012, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(1,130,081)	$(1,892,376)
Management fee	1,169,113	2,052,823
Net realized gain (loss)	(8,623,142)	(14,573,257)
Change in net unrealized appreciation/depreciation	(30,661,125)	(12,582,165)
Net income (loss)	$(40,414,348)	$(29,047,798)

The Fund’s net income decreased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a greater increase in the value of the Euro versus the U.S. Dollar for the three months ended September 30, 2013.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$525,633,184	$230,703,599
NAV end of period	$463,282,138	$249,828,407
Percentage change in NAV	(11.9)%	8.3%
Shares outstanding beginning of period	8,199,294	5,299,294
Shares outstanding end of period	7,449,294	6,049,294
Percentage change in shares outstanding	(9.1)%	14.2%
Shares created	100,000	1,450,000
Shares redeemed	850,000	700,000
Per share NAV beginning of period	$64.11	$43.53
Per share NAV end of period	$62.19	$41.30
Percentage change in per share NAV	(3.0)%	(5.1)%
Percentage change in benchmark	0.9%	2.5%
Benchmark annualized volatility	11.5%	6.1%

During the three months ended September 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,199,294 outstanding Shares at June 30, 2013 to 7,449,294 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the three months ended September 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 5,299,294 outstanding Shares at June 30, 2012 to 6,049,294 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.0% for the three months ended September 30, 2013, as compared to the the per Share NAV decrease of 5.1% for the three months ended September 30, 2012, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 5, 2013 at $66.69 per Share and reached its low for the period on August 9, 2013 at $59.91 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 5, 2012 at $43.48 per Share and reached its low for the period on September 13, 2012 at $40.82 per Share.

The benchmark’s rise of 0.9% for the three months ended September 30, 2013, as compared to the benchmark’s rise of 2.5% for the three months ended September 30, 2012, can be attributed to a lesser increase in the value of the Japanese Yen versus the U.S. Dollar during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(1,164,837)	$(495,697)
Management fee	1,205,676	537,172
Net realized gain (loss)	(5,692,393)	(4,756,460)
Change in net unrealized appreciation/depreciation	(8,391,501)	(6,715,809)
Net income (loss)	$(15,248,731)	$(11,967,966)

The Fund’s net income decreased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a lesser increase in the value of the Japanese Yen versus the U.S. Dollar in conjunction with a decrease in outstanding shares during the three months ended September 30, 2013.

ProShares Ultra DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$3,852,327	$8,231,730
NAV end of period	$3,991,828	$8,400,978
Percentage change in NAV	3.6%	2.1%
Shares outstanding beginning of period	200,014	350,014
Shares outstanding end of period	200,014	300,014
Percentage change in shares outstanding	0.0%	(14.3)%
Shares created	—	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$19.26	$23.52
Per share NAV end of period	$19.96	$28.00
Percentage change in per share NAV	3.6%	19.1%
Percentage change in benchmark	2.1%	9.7%
Benchmark annualized volatility	10.4%	15.7%

During the three months ended September 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the Dow Jones-UBS Commodity Index. There was no net change in the Fund’s outstanding Shares from June 30, 2013 to September 30, 2013. By comparison, during the three months ended September 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the Dow Jones-UBS Commodity Index. The increase in the Fund’s NAV was offset by a decrease from 350,014 outstanding Shares at June 30, 2012 to 300,014 outstanding Shares at September 30, 2012.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.6% for the three months ended September 30, 2013, as compared to the increase of 19.1% for the period ended September 30, 2012, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on August 28, 2013 at $21.69 per Share and reached its low for the period on August 7, 2013 at $18.99 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on September 14, 2012 at $29.39 per Share and reached its low for the period on July 2, 2012 at $23.60 per Share.

The benchmark’s rise of 2.1% for the three months ended September 30, 2013, as compared to the benchmark’s rise of 9.7% for the three months ended September 30, 2012, can be attributed to lesser appreciation of the underlying components of the index during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(9,375)	$(19,548)
Management fee	9,770	21,020
Net realized gain (loss)	(85,067)	1,946,079
Change in net unrealized appreciation/depreciation	233,943	(418,556)
Net income (loss)	$139,501	$1,507,975

The Fund’s net income decreased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a lesser increase in the Fund’s benchmark index.

ProShares Ultra DJ-UBS Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$218,645,114	$489,111,964
NAV end of period	$137,074,786	$381,973,929
Percentage change in NAV	(37.3)%	(21.9)%
Shares outstanding beginning of period	7,249,170	17,649,170
Shares outstanding end of period	3,949,170	12,199,170
Percentage change in shares outstanding	(45.5)%	(30.9)%
Shares created	1,000,000	3,400,000
Shares redeemed	4,300,000	8,850,000
Per share NAV beginning of period	$30.16	$27.71
Per share NAV end of period	$34.71	$31.31

Percentage change in per share NAV	15.1%	13.0%
Percentage change in benchmark	7.9%	7.3%
Benchmark annualized volatility	19.0%	25.5%

During the three months ended September 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,249,170 outstanding shares at June 30, 2013 to 3,949,170 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM. By comparison, during the three months ended September 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 17,649,170 outstanding Shares at June 30, 2012 to 12,199,170 outstanding Shares at September 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the daily performance of its benchmark. The Fund’s per Share NAV increase of 15.1% for the three months ended September 30, 2013, as compared to the increase of 13.0% for the three months ended September 30, 2012, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on September 6, 2013 at $39.87 per Share and reached its low for the period on July 1, 2013 at $31.06 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on September 14, 2012 at $36.47 per Share and reached its low for the period on July 10, 2012 at $26.90 per Share.

The benchmark’s rise of 7.9% for the three months ended September 30, 2013, as compared to the benchmark’s rise of 7.3% for the three months ended September 30, 2012, can be attributed to a greater increase in the price of WTI Crude Oil during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(383,510)	$(868,686)
Management fee	391,381	914,474
Brokerage commissions	5,957	17,756
Net realized gain (loss)	53,591,304	93,596,417
Change in net unrealized appreciation/depreciation	(18,204,764)	(32,720,497)
Net income (loss)	$35,003,030	$60,007,234

The Fund’s net income decreased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a greater increase in the price of WTI Crude Oil during the three months ended September 30, 2013 in conjunction with a significant decrease in outstanding shares.

ProShares Ultra DJ-UBS Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$42,142,901	$62,595,441
NAV end of period	$94,189,168	$67,505,640
Percentage change in NAV	123.5%	7.8%
Shares outstanding beginning of period	1,169,941	1,369,941
Shares outstanding end of period	2,919,941	1,319,941
Percentage change in shares outstanding	149.6%	(3.6)%
Shares created	2,100,000	700,000
Shares redeemed	350,000	750,000
Per share NAV beginning of period	$36.02	$45.69
Per share NAV end of period	$32.26	$51.14
Percentage change in per share NAV	(10.4)%	11.9%
Percentage change in benchmark	(4.4)%	8.6%
Benchmark annualized volatility	26.5%	44.6%

During the three months ended September 30, 2013, the increase in the Fund’s NAV resulted primarily from the increase from 1,169,941 outstanding shares at June 30, 2013 to 2,919,941 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. By comparison, during the three months ended September 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. The increase in the Fund’s NAV was offset by a decrease from 1,369,941 outstanding Shares at June 30, 2012 to 1,319,941 outstanding Shares at September 30, 2012.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.4% for the three months ended September 30, 2013, as compared to the increase of 11.9% for the three months ended September, 2012, was primarily due to depreciation in the value of the assets of the Fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 18, 2013 at $41.04 per Share and reached its low for the period on August 9, 2013 at $29.45 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period July 30, 2012 at $57.51 per Share and reached its low for the period on August 28, 2012 at $37.17 per Share.

The benchmark’s decline of 4.4% for the three months ended September 30, 2013, as compared to the benchmark’s rise of 8.6% for the three months ended September 30, 2012, can be attributed to a decrease in the price of Henry Hub Natural Gas during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(214,137)	$(177,136)
Management fee	188,763	137,754
Brokerage commissions	31,168	31,584
Offering costs	—	17,694
Net realized gain (loss)	(14,490,187)	20,880,467
Change in net unrealized appreciation/depreciation	9,382,834	(5,822,509)
Net income (loss)	$(5,321,490)	$14,880,822

The Fund’s net income decreased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a decrease in the price of Henry Hub Natural Gas during the three months ended September 30, 2013.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$139,614,500	$331,012,682
NAV end of period	$172,546,283	$388,689,908
Percentage change in NAV	23.6%	17.4%
Shares outstanding beginning of period	3,350,014	4,150,014
Shares outstanding end of period	3,400,014	4,000,014
Percentage change in shares outstanding	1.5%	(3.6)%
Shares created	350,000	100,000
Shares redeemed	300,000	250,000
Per share NAV beginning of period	$41.68	$79.76
Per share NAV end of period	$50.75	$97.17
Percentage change in per share NAV	21.8%	21.8%
Percentage change in benchmark	11.3%	11.1%
Benchmark annualized volatility	22.7%	14.8%

During the three months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 3,350,014 outstanding shares at June 30, 2013 to 3,400,014 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. By comparison, during the three months ended September 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 4,150,014 outstanding Shares at June 30, 2012 to 4,000,014 outstanding Shares at September 30, 2012.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the daily performance of its benchmark. The Fund’s per Share NAV increase of 21.8% for the three months ended September 30, 2013, as compared to the increase of 21.8% for the three months ended September 30, 2012, was primarily due to the comparable appreciation in the value of the assets of the Fund during the three months ended June 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on August 28, 2013 at $58.48 per Share and reached its low for the period on July 5, 2013 at $43.01 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period September 21, 2012 at $98.22 per Share and reached its low for the period on July 12, 2012 at $75.46 per Share.

The benchmark’s rise of 11.3% for the three months ended September 30, 2013, as compared to the benchmark’s rise of 11.1% the three months ended September 30, 2012, can be attributed to a greater increase in the price of spot gold in U.S. Dollar terms during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(391,586)	$(762,841)
Management fee	409,677	825,270
Brokerage commissions	8	8
Net realized gain (loss)	(5,907,842)	23,190,233
Change in net unrealized appreciation/depreciation	36,572,797	47,323,358
Net income (loss)	$30,273,369	$69,750,750

The Fund’s net income decreased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a greater increase in the price of spot gold in U.S. Dollar terms in conjunction with a significant decrease in outstanding shares during the three months ended September 30, 2013.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$425,855,952	$661,009,190
NAV end of period	$553,925,429	$978,987,907
Percentage change in NAV	30.1%	48.1%
Shares outstanding beginning of period	27,050,028	17,850,028
Shares outstanding end of period	27,600,028	16,650,028
Percentage change in shares outstanding	2.0%	(6.7)%
Shares created	3,000,000	1,000,000
Shares redeemed	2,450,000	2,200,000
Per share NAV beginning of period	$15.74	$37.03
Per share NAV end of period	$20.07	$58.80
Percentage change in per share NAV	27.5%	58.8%
Percentage change in benchmark	15.0%	28.0%
Benchmark annualized volatility	33.4%	28.3%

During the three months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 27,050,028 outstanding shares at June 30, 2013 to 27,600,028 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the three months ended September 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 17,850,028 outstanding Shares at June 30, 2012 to 16,650,028 outstanding Shares at September 30, 2012.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the daily performance of its benchmark. The Fund’s per Share NAV increase of 27.5% for the three months ended September 30, 2013, as compared to the increase of 58.8% for the three months ended September 30, 2012, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on August 28, 2013 at $26.58 per Share and reached its low for the period on July 9, 2013 at $16.11 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on September 14, 2012 at $59.23 per Share and reached its low for the period on July 12, 2012 at $35.76 per Share.

The benchmark’s rise of 15.0% for the three months ended September 30, 2013, as compared to the benchmark’s rise of 28.0% for the three months ended September 30, 2012, can be attributed to a lesser increase in the price of spot silver in U.S. Dollar terms during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(1,265,741)	$(1,659,417)
Management fee	1,317,246	1,795,410
Brokerage commissions	8	9
Net realized gain (loss)	28,405,829	159,543,868
Change in net unrealized appreciation/depreciation	96,493,783	205,654,329
Net income (loss)	$123,633,871	$363,538,780

The Fund’s net income decreased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a lesser increase in the price of spot silver in U.S. Dollar terms during the three months ended September 30, 2013.

ProShares Ultra Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, the Fund’s results of operations for the period ended September 30, 2012 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and from commencement of investment operations to September 30, 2012:

	Three Months Ended September 30, 2013	Period Ended September 30, 2012
NAV beginning of period	$3,283,396	$200
NAV end of period	$3,429,398	$4,089,373
Percentage change in NAV	4.4%	2,044,586.5%
Shares outstanding beginning of period	100,005	5
Shares outstanding end of period	100,005	100,005
Percentage change in shares outstanding	0.0%	2,000,000.0%
Shares created	—	100,000
Shares redeemed	—	—
Per share NAV beginning of period	$32.83	$40.00
Per share NAV end of period	$34.29	$40.89
Percentage change in per share NAV	4.4%	2.2%
Percentage change in benchmark	2.0%	0.6%
Benchmark annualized volatility	12.1%	8.6%

During the three months ended September 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar. There was no net change in outstanding Shares from June 30, 2013 to September 30, 2013. By comparison, during the period ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at June 30, 2012 to 100,005 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar

For the three months ended September 30, 2013 and the period ended September 30, 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.4% for the three months ended September 30, 2013, as compared to the increase of 2.2% for the period ended September 30, 2012, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on September 18, 2013 at $35.56 per Share and reached its low for the period on August 2, 2013 at $31.10 per Share. By comparison, during the period ended September 30, 2012, the Fund’s per Share NAV reached its high for the period September 14, 2012 at $42.25 per Share and reached its low for the period on September 5, 2012 at $39.29 per Share.

The benchmark’s rise of 2.0% for the three months ended September 30, 2013, as compared to the benchmark’s rise of 0.6% for the period ended September 30, 2012, can be attributed to a greater increase in the value of the Australian Dollar versus the U.S. Dollar during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and from commencement of investment operations to September 30, 2012:

	Three Months Ended September 30, 2013	Period Ended September 30, 2012
Net investment income (loss)	$(8,041)	$(7,953)
Management fee	6,535	—
Brokerage commissions	394	556
Offering costs	2,926	8,537
Limitation by Sponsor	(1,572)	(522)
Net realized gain (loss)	(123,121)	99,029
Change in net unrealized appreciation/depreciation	277,164	(1,903)
Net income (loss)	$146,002	$89,173

The Fund’s net income increased for the three months ended September 30, 2013, as compared to the period ended September 30, 2012, primarily due to a greater rise in the value of the Australian Dollar versus the U.S. Dollar during the three month ended September 30, 2013.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$3,521,494	$5,659,156
NAV end of period	$2,525,460	$5,802,471
Percentage change in NAV	(28.3)%	2.5%
Shares outstanding beginning of period	150,014	250,014
Shares outstanding end of period	100,014	250,014
Percentage change in shares outstanding	(33.3)%	0.0%
Shares created	—	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$23.47	$22.64
Per share NAV end of period	$25.25	$23.21
Percentage change in per share NAV	7.6%	2.5%
Percentage change in benchmark	3.9%	1.6%
Benchmark annualized volatility	7.6%	9.0%

During the three months ended September 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 150,014 outstanding Shares at June 30, 2013 to 100,014 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the three months ended September 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2012 to September 30, 2012.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.6% for the three months ended September 30, 2013, as compared to the increase of 2.5% for the three months ended September 30, 2012, was primarily due to a greater increase in the value of the assets held by the Fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on September 19, 2013 at $25.25 per Share and reached its low for the period on July 9, 2013 at $22.64 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period September 14, 2012 at $24.20 per Share and reached its low for the period on July 24, 2012 at $20.56 per Share.

The benchmark’s rise of 3.9% for the three months ended September 30, 2013, as compared to the benchmark’s rise of 1.6% for the three months ended September 30, 2012, can be attributed to a greater increase in the value of the Euro versus the U.S. Dollar during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(8,123)	$(12,208)
Management fee	8,494	13,183
Net realized gain (loss)	41,114	55,099
Change in net unrealized appreciation/depreciation	227,594	100,424
Net income (loss)	$260,585	$143,315

The Fund’s net income increased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a greater increase in the value of the Euro versus the U.S. Dollar during the three months ended September 30, 2013.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$3,183,279	$5,024,268
NAV end of period	$3,221,062	$5,249,866
Percentage change in NAV	1.2%	4.5%
Shares outstanding beginning of period	150,014	150,014
Shares outstanding end of period	150,014	150,014

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Percentage change in shares outstanding	0 .0%	0 .0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$21.22	$33.49
Per share NAV end of period	$21.47	$35.00
Percentage change in per share NAV	1.2%	4.5%
Percentage change in benchmark	0.9%	2.5%
Benchmark annualized volatility	11.5%	6.1%

During the three months ended September 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2013 to September 30, 2013. By comparison, during the three months ended September 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2012 to September 30, 2012.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.2% for the three months ended September 30, 2013, as compared to the increase of 4.5% for the three months ended September 30, 2012, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on August 9, 2013 at $22.50 per Share and reached its low for the period on July 5, 2013 at $20.37 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on September 13, 2012 at $35.47 per Share and reached its low for the period on July 5, 2012 at $33.52 per Share.

The benchmark’s rise of 0.9% for the three months ended September 30, 2013, as compared to the benchmark’s rise of 2.5% for the three months ended September 30, 2012, can be attributed to a lesser increase in the value of the Japanese Yen versus the U.S. Dollar during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(7,357)	$(11,359)
Management fee	7,652	12,368
Net realized gain (loss)	(20,236)	90,137
Change in net unrealized appreciation/depreciation	65,376	146,820
Net income (loss)	$37,783	$225,598

The Fund’s net income decreased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a lesser increase in the value of the Japanese Yen versus the U.S. Dollar during the three months ended September 30, 2013.

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$174,808,019	$137,638,067
NAV end of period	$167,085,628	$165,803,550
Percentage change in NAV	(4.4)%	20.5%
Shares outstanding beginning of period	3,124,812	860,001
Shares outstanding end of period	4,224,812	1,745,001
Percentage change in shares outstanding	35.2%	102.9%
Shares created	2,900,000	2,245,000
Shares redeemed	1,800,000	1,360,000
Per share NAV beginning of period	$55.94	$160.04
Per share NAV end of period	$39.55	$95.02
Percentage change in per share NAV	(29.3)%	(40.6)%
Percentage change in benchmark	(28.9)%	(40.6)%
Benchmark annualized volatility	40.8%	64.1%

During the three months ended September 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 3,124,812 outstanding Shares at June 30, 2013 to 4,224,812 outstanding Shares at September 30, 2013. By comparison, during the three months ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 860,001 outstanding Shares at June 30, 2012 to 1,745,001 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 the daily performance of its benchmark. The Fund’s per Share NAV decrease of 29.3% for the three months ended September 30, 2013, as compared to the decrease of 40.6% for the three months ended September 30, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 1, 2013 at $54.66 per Share and reached its low for the period on September 18, 2013 at $36.35 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 24, 2012 at $158.59 per Share and reached its low for the period on September 24, 2012 at $91.92 per Share.

The benchmark’s decline of 28.9% for the three months ended September 30, 2013, as compared to the benchmark’s decline of 40.6% for the three months ended September 30, 2012, can be attributed to a lesser decline in prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(354,687)	$(293,913)
Management fee	365,398	315,055
Net realized gain (loss)	(58,621,766)	(85,612,284)
Change in net unrealized appreciation/depreciation	1,991,315	13,016,490
Net income (loss)	$(56,985,138)	$(72,889,707)

The Fund’s net income increased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a lesser decline in the Fund’s benchmark during the three months ended September 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$72,133,381	$85,305,861
NAV end of period	$96,765,151	$100,655,318
Percentage change in NAV	34.1%	18.0%
Shares outstanding beginning of period	2,550,005	1,550,005
Shares outstanding end of period	4,175,005	2,425,005
Percentage change in shares outstanding	63.7%	56.5%
Shares created	2,500,000	975,000
Shares redeemed	875,000	100,000
Per share NAV beginning of period	$28.29	$55.04
Per share NAV end of period	$23.18	$41.51
Percentage change in per share NAV	(18.1)%	(24.6)%
Percentage change in benchmark	(17.9)%	(24.4)%
Benchmark annualized volatility	24.3%	25.9%

During the three months ended September 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 2,550,005 outstanding Shares at June 30, 2013 to 4,175,005 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended September 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 1,550,005 outstanding Shares at June 30, 2012 to 2,425,005 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.1% for the three months ended September 30, 2013, as compared to the decrease of 24.6% for the three months ended September 30, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 2, 2013 at $28.05 per Share and reached its low for the period on September 18, 2013 at $22.11 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period July 2, 2012 at $53.90 per Share and reached its low for the period on September 27, 2012 at $41.30 per Share.

The benchmark’s decline of 17.9% for the three months ended September 30, 2013, as compared to the benchmark’s decline of 24.4% for the three months ended September 30, 2012, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(165,692)	$(189,842)
Management fee	172,413	202,688
Net realized gain (loss)	(6,927,757)	(19,925,541)
Change in net unrealized appreciation/depreciation	(6,309,282)	(7,588,632)
Net income (loss)	$(13,402,731)	$(27,704,015)

The Fund’s net income increased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a lesser decline in the Fund’s benchmark during the three months ended September 30, 2013.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$215,235,917	$299,133,075
NAV end of period	$286,200,633	$193,256,492
Percentage change in NAV	33.0%	(35.4)%
Shares outstanding beginning of period	2,989,557	310,915
Shares outstanding end of period	8,289,557	635,915
Percentage change in shares outstanding	177.3%	104.5%
Shares created	11,050,000	639,000
Shares redeemed	5,750,000	314,000
Per share NAV beginning of period	$72.00	$962.11
Per share NAV end of period	$34.53	$303.90
Percentage change in per share NAV	(52.0)%	(68.4)%
Percentage change in benchmark	(28.9)%	(40.6)%
Benchmark annualized volatility	40.8%	64.1%

During the three months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 2,989,557 outstanding Shares at June 30, 2013 to 8,289,557 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 310,915 outstanding Shares at June 30, 2012 to 635,915 outstanding Shares at September 30, 2012.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 52.0% for the three months ended September 30, 2013, as compared to the decrease of 68.4% for the three months ended September 30, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 1, 2013 at $68.70 per Share and reached its low for the period on September 18, 2013 at $29.28 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 24, 2012 at $920.02 per Share and reached its low for the period on September 24, 2012 at $288.50 per Share.

The benchmark’s decline of 28.9% for the three months ended September 30, 2013, as compared to the benchmark’s decline of 40.6% for the three months ended September 30, 2012, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(1,259,552)	$(1,045,175)
Management fee	667,541	586,150
Brokerage commissions	602,808	462,005
Offering costs	—	19,313
Net realized gain (loss)	(197,361,289)	(299,186,009)
Change in net unrealized appreciation/depreciation	9,756,983	39,589,171
Net income (loss)	$(188,863,858)	$(260,642,013)

The Fund’s net income increased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a lesser decline in the fund’s benchmark during the three months ended September 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
NAV beginning of period	$117,395,722	$13,585,406
NAV end of period	$94,516,078	$54,441,724
Percentage change in NAV	(19.5)%	300.7%
Shares outstanding beginning of period	1,500,020	300,020
Shares outstanding end of period	900,020	800,020
Percentage change in shares outstanding	(40.0)%	166.7%
Shares created	750,000	4,400,000
Shares redeemed	1,350,000	3,900,000
Per share NAV beginning of period	$78.26	$45.28
Per share NAV end of period	$105.02	$68.05
Percentage change in per share NAV	34.2%	50.3%
Percentage change in benchmark	(28.9)%	(40.6)%
Benchmark annualized volatility	40.8%	64.1%

During the three months ended September 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 1,500,020 outstanding Shares at June 30, 2013 to 900,020 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 300,020 outstanding Shares at June 30, 2012 to 800,020 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 34.2% for the three months ended September 30, 2013, as compared to the increase of 50.3% for the three months ended September 30, 2012, was primarily due to lesser appreciation in the value of the assets of the fund during the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on September 18, 2013 at $114.88 per Share and reached its low for the period on July 1, 2013 at $80.05 per Share. By comparison, during the three months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on September 24, 2012 at $71.25 per Share and reached its low for the period on July 24, 2012 at $44.11 per Share.

The benchmark’s decline of 28.9% for the three months ended September 30, 2013, as compared to the benchmark’s decline of 40.6% for the three months ended September 30, 2012, can be attributed to a lesser decline in prices of the near-term futures contracts on the VIX Futures curve during the three months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net investment income (loss)	$(339,271)	$(123,735)
Management fee	212,926	37,125
Brokerage commissions	132,363	71,818
Offering costs	—	19,314
Net realized gain (loss)	37,635,709	10,270,631
Change in net unrealized appreciation/depreciation	(2,813,145)	(146,394)
Net income (loss)	$34,483,293	$10,000,502

The Fund’s net income increased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a decline in the Fund’s benchmark during the three months ended September 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

ProShares UltraShort DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NAV beginning of period	$3,245,965	$9,107,146
NAV end of period	$3,746,428	$2,881,496
Percentage change in NAV	15.4%	(68.4)%
Shares outstanding beginning of period	59,997	159,997
Shares outstanding end of period	59,997	59,997
Percentage change in shares outstanding	0.0%	(62.5)%
Shares created	—	—

Shares redeemed	—	100,000
Per share NAV beginning of period	$54.10	$56.92
Per share NAV end of period	$62.44	$48.03
Percentage change in per share NAV	15.4%	(15.6)%
Percentage change in benchmark	(8.6)%	5.6%
Benchmark annualized volatility	10.8%	14.8%

During the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index during the nine months ended September 30, 2013. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to September 30, 2013. By comparison, during the nine months ended September 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 159,997 outstanding Shares at December 31, 2011 to 59,997 Shares at September 30, 2012. The decrease in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 15.4% for the nine months ended September 30, 2013, as compared to the decrease of 15.6% for the nine months ended September 30, 2012, was primarily due to appreciation in the value of the assets of the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on August 7, 2013 at $66.37 per Share and reached its low for the period on January 30, 2013 at $51.04 per Share. By comparison, during the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on June 1, 2012 at $68.06 per Share and reached its low for the period on September 14, 2012 at $46.01 per Share.

The benchmark’s decline of 8.6% for the nine months ended September 30, 2013, as compared to the benchmark’s rise of 5.6% for the nine months ended September 30, 2012, can be attributed to depreciation of the underlying components of the index during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(23,250)	$(41,159)
Management fee	24,901	43,386
Net realized gain (loss)	472,355	653,203
Change in net unrealized appreciation/depreciation	51,358	(684,049)
Net income (loss)	$500,463	$(72,005)

The Fund’s net income increased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a decrease in the Fund’s benchmark index from the nine months ended September 30, 2012 to the nine months ended September 30, 2013.

ProShares UltraShort DJ-UBS Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NAV beginning of period	$89,481,266	$144,389,893
NAV end of period	$442,461,028	$116,516,762
Percentage change in NAV	394.5%	(19.3)%
Shares outstanding beginning of period	2,219,944	3,719,944
Shares outstanding end of period	14,619,944	2,869,944
Percentage change in shares outstanding	558.6%	(22.8)%
Shares created	22,350,000	5,250,000
Shares redeemed	9,950,000	6,100,000
Per share NAV beginning of period	$40.31	$38.82
Per share NAV end of period	$30.26	$40.60
Percentage change in per share NAV	(24.9)%	4.6%
Percentage change in benchmark	10.6%	(9.8)%
Benchmark annualized volatility	18.6%	26.0%

During the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 2,219,944 outstanding Shares at December 31, 2012 to 14,619,944 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM. By comparison, during the nine months ended September 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 3,719,944 outstanding Shares at December 31, 2011 to 2,869,944 outstanding Shares at September 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 24.9% for the nine months ended September 30, 2013, as compared to the increase of 4.6% for the nine months ended September 30, 2012, was primarily due to depreciation in the value of the assets of the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on April 17, 2013 at $45.45 per Share and reached its low for the period on September 6, 2013 at $26.59 per Share. By comparison, during the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on June 28, 2012 at $60.49 per Share and reached its low for the period on February 24, 2012 at $31.27 per Share.

The benchmark’s rise of 10.6% for the nine months ended September 30, 2013, as compared to the benchmark’s decline of 9.8% for the nine months ended September 30, 2012, can be attributed to an increase in the price of WTI Crude Oil during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(1,796,450)	$(846,352)
Management fee	1,830,070	871,751
Brokerage commission	49,006	24,596
Net realized gain (loss)	(91,271,858)	26,048,369
Change in net unrealized appreciation/depreciation	53,049,617	4,449,263
Net income (loss)	$(40,018,691)	$29,651,280

The Fund’s net income decreased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to an increase in the price of WTI Crude Oil.

ProShares UltraShort DJ-UBS Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NAV beginning of period	$12,768,340	$7,142,310
NAV end of period	$16,035,027	$13,282,921
Percentage change in NAV	25.6%	86.0%
Shares outstanding beginning of period	125,008	75,008
Shares outstanding end of period	174,952	150,008
Percentage change in shares outstanding	40.0%	100.0%
Shares created	387,500	212,500
Shares redeemed	337,556	137,500
Per share NAV beginning of period	$102.14	$95.22
Per share NAV end of period	$91.65	$88.55
Percentage change in per share NAV	(10.3)%	(7.0)%
Percentage change in benchmark	(5.4)%	(21.9)%
Benchmark annualized volatility	30.8%	49.5%

During the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 125,008 outstanding Shares at December 31, 2012 to 174,952 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. By comparison, during the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 75,008 outstanding Shares at December 31, 2011 to 150,008 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.3% for the nine months ended September 30, 2013, as compared to the decrease of 7.0% for the nine months ended September 30, 2012, was primarily due to a greater depreciation in the value of the assets of the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on January 9, 2013 at $116.81 per Share and reached its low for the period on April 19, 2013 at $59.27 per Share. By comparison, during the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period April 19, 2012 at $245.67 per Share and reached its low for the period on July 30, 2012 at $88.10 per Share.

The benchmark’s decline of 5.4% for the nine months ended September 30, 2013, as compared to the benchmark’s decline of 21.9% for the nine months ended September 30, 2012, can be attributed to a lesser decrease in the price of Henry Hub Natural Gas during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(166,191)	$(150,656)
Management fee	137,353	39,735
Brokerage commission	36,055	52,462
Offering costs	—	63,342
Net realized gain (loss)	255,984	1,537,175
Change in net unrealized appreciation/depreciation	57,806	(4,182,367)
Net income (loss)	$147,599	$(2,795,848)

The Fund’s net income increased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a decrease in the price of Henry Hub Natural Gas in conjunction with an increase in shares outstanding during the nine months ended September 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split and the reverse Share split for the ProShares UltraShort DJ-UBS Natural Gas Fund.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NAV beginning of period	$92,416,742	$198,298,571
NAV end of period	$145,113,410	$92,790,217
Percentage change in NAV	57.0%	(53.2)%
Shares outstanding beginning of period	1,446,978	2,397,475
Shares outstanding end of period	1,646,978	1,647,475
Percentage change in shares outstanding	13.8%	(31.3)%
Shares created	1,750,000	—
Shares redeemed	1,550,000	750,000
Per share NAV beginning of period	$63.87	$82.71
Per share NAV end of period	$88.11	$56.32
Percentage change in per share NAV	38 .0%	(31.9)%
Percentage change in benchmark	(20.0)%	16.0%
Benchmark annualized volatility	22.5%	18.1%

During the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 1,446,978 outstanding Shares at December 31, 2012 to 1,646,978 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the nine months ended September 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,397,475 outstanding Shares at December 31, 2011 to 1,647,475 outstanding Shares at September 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 38.0% for the nine months ended September 30, 2013, as compared to the decrease of 31.9% for the nine months ended September 30, 2012, was primarily due to appreciation in the value of the assets of the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on June 28, 2013 at $114.11 per Share and reached its low for the period on January 2, 2013 at $61.07 per Share. By comparison, during the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on May 30, 2012 at $77.48 per Share and reached its low for the period on September 21, 2012 at $55.89 per Share.

The benchmark’s decline of 20.0% for the nine months ended September 30, 2013, as compared to the benchmark’s rise of 16.0% for the nine months ended September 30, 2012, can be attributed to a decrease in the price of spot gold in U.S. Dollar terms during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(843,885)	$(902,170)
Management fee	892,226	954,699
Brokerage commission	32	33
Net realized gain (loss)	39,766,657	(9,276,818)
Change in net unrealized appreciation/depreciation	4,026,909	(42,564,515)
Net income (loss)	$42,949,681	$(52,743,503)

The Fund’s net income increased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a decrease in the price of spot gold in U.S. Dollar terms during the nine months ended September 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares UltraShort Gold Fund.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NAV beginning of period	$100,656,703	$246,813,921
NAV end of period	$115,501,076	$125,947,671
Percentage change in NAV	14.7%	(49.0)%
Shares outstanding beginning of period	1,958,489	3,218,874
Shares outstanding end of period	1,508,489	3,158,489

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Percentage change in shares outstanding	(23.0)%	(1.9)%
Shares created	3,050,000	5,660,000
Shares redeemed	3,500,000	5,720,385
Per share NAV beginning of period	$51.40	$76.68
Per share NAV end of period	$76.57	$39.88
Percentage change in per share NAV	49.0%	(48.0)%
Percentage change in benchmark	(27.6)%	23.0%
Benchmark annualized volatility	33.1%	31.0%

During the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 1,958,489 outstanding Shares at December 31, 2012 to 1,508,489 outstanding Shares at September 30, 2013. By comparison, during the nine months ended September 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 3,218,874 outstanding Shares at December 31, 2011 to 3,158,489 outstanding Shares at September 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 49.0% for the nine months ended September 30, 2013, as compared to the decrease of 48.0% for the nine months ended September 30, 2012, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on June 27, 2013 at $113.67 per Share and reached its low for the period on January 23, 2013 at $43.72 per Share. By comparison, during the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on January 3, 2012 at $73.38 per Share and reached its low for the period on September 28, 2012 at $39.88 per Share.

The benchmark’s decline of 27.6% for the nine months ended September 30, 2013, as compared to the benchmark’s rise of 23.0% for the nine months ended September 30, 2012, can be attributed to a decrease in the price of spot silver in U.S. Dollar terms during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(712,063)	$(1,149,341)
Management fee	759,657	1,219,073
Brokerage commission	32	33
Net realized gain (loss)	86,830,919	(27,207,003)
Change in net unrealized appreciation/depreciation	(10,271,469)	(57,610,147)
Net income (loss)	$75,847,387	$(85,966,491)

The Fund’s net income increased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a decrease in the price of spot silver in U.S. Dollar terms during the nine months ended September 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares UltraShort Silver Fund.

ProShares Short Euro

Since the Fund commenced investment operations on June 26, 2012, the Fund’s results of operations for the period ended September 30, 2012 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and from commencement of investment operations to September 30, 2012:

	Nine Months Ended September 30, 2013	Period Ended September 30, 2012
NAV beginning of period	$3,763,040	$200
NAV end of period	$7,277,390	$3,872,555
Percentage change in NAV	93.4%	1,936,177.5%
Shares outstanding beginning of period	100,005	5
Shares outstanding end of period	200,005	100,005
Percentage change in shares outstanding	100.0%	2,000,000.0%
Shares created	100,000	100,000
Shares redeemed	—	—
Per share NAV beginning of period	$37.63	$40.00
Per share NAV end of period	$36.39	$38.72
Percentage change in per share NAV	(3.3)%	(3.2)%
Percentage change in benchmark	2.5%	2.9%
Benchmark annualized volatility	8.0%	9.4%

During the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 100,005 outstanding Shares at December 31, 2012 to 200,005 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the period ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at June 26, 2012 to 100,005 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the nine months ended September 30, 2013 and the period ended September 30, 2012, the Fund’s daily performance had a statistical correlation of over 0.99 the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.3% for the nine months ended September 30, 2013, as compared to the decrease of 3.2% for the period ended September 30, 2012, was primarily due to a greater depreciation in the value of the assets of the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on March 27, 2013 at $38.76 per Share and reached its low for the period on February 1, 2013 at $36.34 per Share. By comparison, during the period ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 24, 2012 at $41.33 per Share and reached its low for the period on September 14, 2012 at $37.95 per Share.

The benchmark’s rise of 2.5% for the nine months ended September 30, 2013, as compared to the benchmark’s rise of 2.9% for the period ended September 30, 2012, can be attributed to a lesser increase in the value of the Euro versus the U.S. Dollar during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and from commencement of investment operations to September 30, 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(33,006)	$(9,488)
Management fee	16,573	—
Brokerage commission	517	197
Offering costs	45,511	10,896
Limitation by Sponsor	(28,232)	(964)
Net realized gain (loss)	(114,800)	(104,556)
Change in net unrealized appreciation/depreciation	(86,238)	(13,601)
Net income (loss)	$(234,044)	$(127,645)

The Fund’s net income decreased for the nine months ended September 30, 2013, as compared to the period ended September 30, 2012, primarily due to an increase in the value of the Euro versus the U.S. Dollar in conjunction with an increase in outstanding shares during the nine months ended September 30, 2013.

ProShares UltraShort Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, a comparison of the Fund’s results of investment operations for the period ended September 30, 2012, may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and from commencement of investment operations to September 30, 2012.

	Nine Months Ended September 30, 2013	Period Ended September 30, 2012
NAV beginning of period	$3,780,999	$200
NAV end of period	$23,978,227	$3,870,326
Percentage change in NAV	534.2%	1,935,063.0%
Shares outstanding beginning of period	100,005	5
Shares outstanding end of period	550,005	100,005
Percentage change in shares outstanding	450.0%	2,000,000.0%
Shares created	450,000	100,000
Shares redeemed	—	—
Per share NAV beginning of period	$37.81	$40.00
Per share NAV end of period	$43.60	$38.70
Percentage change in per share NAV	15.3%	(3.2)%
Percentage change in benchmark	(10.3)%	0.6%
Benchmark annualized volatility	10.6%	8.6%

During the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 100,005 outstanding Shares at December 31, 2012 to 550,005 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar. By comparison, during the period ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at December 31, 2011 to 100,005 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar.

For the nine months ended September 30, 2013 and the period ended September 30, 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 15.3% for the nine months ended September 30, 2013, as compared to the decrease of 3.2% for the period ended September 30, 2012, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on August 2, 2013 at $48.58 per Share and reached its low for the period on April 11, 2013 at $35.89 per Share. By comparison, during period ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on September 5, 2012 at $40.44 per Share and reached its low for the period on September 14, 2012 at $37.52 per Share.

The benchmark’s decline of 10.3% for the nine months ended September 30, 2013, as compared to the benchmark’s rise of 0.6% for the period ended September 30, 2012, can be attributed to a decrease in the value of the Australian Dollar versus the U.S. Dollar during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and from commencement of investment operations to September 30, 2012:

	Nine Months Ended September 30, 2013	Period Ended September 30, 2012
Net investment income (loss)	$(98,659)	$(7,544)
Management fee	47,611	—
Brokerage commission	7,836	605
Offering costs	47,870	8,537
Limitation by Sponsor	(1,259)	(1,012)
Net realized gain (loss)	2,294,668	(123,487)
Change in net unrealized appreciation/depreciation	(551,893)	1,157
Net income (loss)	$1,644,116	$(129,874)

The Fund’s net income increased for the nine months ended September 30, 2013, as compared to the period ended September 30, 2012, primarily due to a decrease in the value of the Australian Dollar versus the U.S. Dollar during the nine months ended September 30, 2013.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NAV beginning of period	$526,778,026	$1,100,159,546
NAV end of period	$456,760,044	$770,862,313
Percentage change in NAV	(13.3)%	(29.9)%
Shares outstanding beginning of period	27,700,014	54,100,014
Shares outstanding end of period	25,750,014	38,300,014
Percentage change in shares outstanding	(7.0)%	(29.2)%
Shares created	6,250,000	12,100,000
Shares redeemed	8,200,000	27,900,000
Per share NAV beginning of period	$19.02	$20.34
Per share NAV end of period	$17.74	$20.13
Percentage change in per share NAV	(6.7)%	(1.0)%
Percentage change in benchmark	2.5%	(0.7)%
Benchmark annualized volatility	8.0%	8.9%

During the nine months ended September 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 27,700,014 outstanding Shares at December 31, 2012 to 25,750,014 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the nine months ended September 30, 2012, the decrease in the

Fund’s NAV resulted from a decrease from 54,100,014 outstanding Shares at December 31, 2011 to 38,300,014 outstanding Shares at September 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.7% for the nine months ended September 30, 2013, as compared to the per Share NAV decrease of 1.0% for the nine months ended September 30, 2012, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on March 27, 2013 at $20.16 per Share and reached its low for the period on February 1, 2013 at $17.72 per Share. By comparison, during the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 24, 2012 at $22.94 per Share and reached its low for the period on February 24, 2012 at $18.67 per Share.

The benchmark’s rise of 2.5% for the nine months ended September 30, 2013, as compared to the benchmark’s decline of 0.7% for the nine months ended September 30, 2012, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(3,374,312)	$(5,986,513)
Management fee	3,553,447	6,345,979
Net realized gain (loss)	(19,715,453)	106,380,408
Change in net unrealized appreciation/depreciation	(12,790,424)	(102,555,076)
Net income (loss)	$(35,880,189)	$(2,161,181)
The Fund’s net income decreased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to an increase in the value of the Euro versus the U.S. Dollar for the nine months ended September 30, 2013.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NAV beginning of period	$408,563,630	$221,131,994
NAV end of period	$463,282,138	$249,828,407
Percentage change in NAV	13.4%	13.0%
Shares outstanding beginning of period	8,049,294	5,399,294
Shares outstanding end of period	7,449,294	6,049,294
Percentage change in shares outstanding	(7.5)%	12.0%
Shares created	4,300,000	3,750,000
Shares redeemed	4,900,000	3,100,000
Per share NAV beginning of period	$50.76	$40.96
Per share NAV end of period	$62.19	$41.30
Percentage change in per share NAV	22.5%	0.8%
Percentage change in benchmark	(11.8)%	(1.4)%
Benchmark annualized volatility	13.4%	7.8%

During the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. The increase in the Fund’s NAV was offset by a decrease from 8,049,294 outstanding Shares at December 31, 2012 to 7,449,294 outstanding Shares at September 30, 2013. By comparison, during the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 5,399,294 outstanding Shares at December 31, 2011 to 6,049,294 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 22.5% for the nine months ended September 30, 2013, as compared to the increase of 0.8% for the nine months ended September 30, 2012, was primarily due to a greater appreciation in the value of the assets held by the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on May 17, 2013 at $70.23 per Share and reached its low for the period on January 8, 2013 at $51.09 per Share. By comparison, during the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on March 14, 2012 at $48.20 per Share and reached its low for the period on February 2, 2012 at $40.08 per Share.

The benchmark’s decline of 11.8% for the nine months ended September 30, 2013, as compared to the benchmark’s decline of 1.4% for the nine months ended September 30, 2012, can be attributed to a greater decrease in the value of the Japanese Yen versus the U.S. Dollar during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(3,278,808)	$(1,594,712)
Management fee	3,450,237	1,699,389
Net realized gain (loss)	139,337,127	5,697,040
Change in net unrealized appreciation/depreciation	(50,643,634)	1,730,121
Net income (loss)	$85,414,685	$5,832,449

The Fund’s net income increased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a greater decrease in the value of the Japanese Yen versus the U.S. Dollar during the nine months ended September 30, 2013.

ProShares Ultra DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NAV beginning of period	$6,097,211	$9,058,529
NAV end of period	$3,991,828	$8,400,978
Percentage change in NAV	(34.5)%	(7.3)%
Shares outstanding beginning of period	250,014	350,014
Shares outstanding end of period	200,014	300,014
Percentage change in shares outstanding	(20.0)%	(14.3)%
Shares created	—	—
Shares redeemed	50,000	50,000
Per share NAV beginning of period	$24.39	$25.88
Per share NAV end of period	$19.96	$28.00
Percentage change in per share NAV	(18.2)%	8.2%
Percentage change in benchmark	(8.6)%	5.6%
Benchmark annualized volatility	10.8%	14.8%

During the nine months ended September 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 250,014 outstanding shares at December 31, 2012 to 200,014 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the nine months ended September 30, 2012, the decrease in the Fund’s NAV resulted from a decrease from 350,014 outstanding Shares at December 31, 2011 to 300,014 outstanding Shares at September 30, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the Dow Jones-UBS Commodity Index.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.2% for the nine months ended September 30, 2013, as compared to the increase of 8.2% for the nine months ended September 30, 2012, was primarily due to depreciation in the value of the assets of the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on January 30, 2013 at $25.72 per Share and reached its low for the period on August 7, 2013 at $18.99 per Share. By comparison, during the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on September 14, 2012 at $29.39 per Share and reached its low for the period on June 1, 2012 at $20.71 per Share.

The benchmark’s decline of 8.6% for the nine months ended September 30, 2013, as compared to the benchmark’s rise of 5.6% for the nine months ended September 30, 2012, can be attributed to depreciation of the underlying components of the index during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(30,577)	$(59,565)
Management fee	32,386	62,966
Net realized gain (loss)	(868,012)	(234,507)
Change in net unrealized appreciation/depreciation	68,819	975,248
Net income (loss)	$(829,770)	$681,176

The Fund’s net income decreased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a decrease in the Fund’s benchmark index from the nine months ended September 30, 2012 to the nine months ended September 30, 2013.

ProShares Ultra DJ-UBS Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NAV beginning of period	$483,508,964	$251,395,322
NAV end of period	$137,074,786	$381,973,929
Percentage change in NAV	(71.7)%	51.9%
Shares outstanding beginning of period	16,449,170	6,149,170
Shares outstanding end of period	3,949,170	12,199,170
Percentage change in shares outstanding	(76.0)%	98.4%
Shares created	7,700,000	19,300,000
Shares redeemed	20,200,000	13,250,000
Per share NAV beginning of period	$29.39	$40.88
Per share NAV end of period	$34.71	$31.31
Percentage change in per share NAV	18.1%	(23.4)%
Percentage change in benchmark	10.6%	(9.8)%
Benchmark annualized volatility	18.6%	26.0%

During the nine months ended September 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 16,449,170 outstanding Shares at December 31, 2012 to 3,949,170 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM. By comparison, during the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 6,149,170 outstanding Shares at December 31, 2011 to 12,199,170 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the daily performance of its benchmark. The Fund’s per Share NAV increase of 18.1% for the nine months ended September 30, 2013, as compared to the decrease of 23.4% for the nine months ended September 30, 2012, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on September 6, 2013 at $39.87 per Share and reached its low for the period on April 17, 2013 at $25.06 per Share. By comparison, during the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on July 19, 2012 at $49.25 per Share and reached its low for the period on June 28, 2012 at $23.36 per Share.

The benchmark’s rise of 10.6% for the nine months ended September 30, 2013, as compared to the benchmark’s decline of 9.8% for the nine months ended September 30, 2012, can be attributed to an increase in the price of WTI Crude Oil during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(1,830,880)	$(2,192,481)
Management fee	1,902,343	2,267,600
Brokerage commission	44,268	51,677
Net realized gain (loss)	140,898,148	(3,016,491)
Change in net unrealized appreciation/depreciation	(69,016,005)	(7,228,443)
Net income (loss)	$70,051,263	$(12,437,415)

The Fund’s net income increased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to an increase in the price of WTI Crude Oil during the nine months ended September 30, 2013.

ProShares Ultra DJ-UBS Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NAV beginning of period	$73,019,370	$4,079,349
NAV end of period	$94,189,168	$67,505,640
Percentage change in NAV	29.0%	1,554.8%
Shares outstanding beginning of period	1,869,941	40,002
Shares outstanding end of period	2,919,941	1,319,941
Percentage change in shares outstanding	56.2%	3,199.7%
Shares created	3,750,000	2,080,000
Shares redeemed	2,700,000	800,061
Per share NAV beginning of period	$39.05	$101.98
Per share NAV end of period	$32.26	$51.14
Percentage change in per share NAV	(17.4)%	(49.8)%
Percentage change in benchmark	(5.4)%	(21.9)%
Benchmark annualized volatility	30.8%	49.5%

During the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 1,869,941 outstanding Shares at December 31, 2012 to 2,919,941 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. By comparison, nine months ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 40,002 outstanding Shares at December 31, 2011 to 1,319,941 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the Dow Jones-UBS Natural Gas SubindexSM.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.4% for the nine months ended September 30, 2013, as compared to the decrease of 49.8% for the nine months ended September 30, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on April 19, 2013 at $59.32 per Share and reached its low for the period on August 9, 2013 at $29.45 per Share. By comparison, during the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on January 4, 2012 at $109.49 per Share and reached its low for the period on April 19, 2012 at $29.42 per Share.

The benchmark’s decline of 5.4% for the nine months ended September 30, 2013, as compared to the benchmark’s decline of 21.9% for the nine months ended September 30, 2012, can be attributed to a lesser decrease in the price of Henry Hub Natural Gas during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(523,698)	$(396,107)
Management fee	458,553	260,956
Brokerage commission	87,565	90,703
Offering costs	—	63,342
Net realized gain (loss)	415,531	(5,781,054)
Change in net unrealized appreciation/depreciation	7,251,831	13,596,155
Net income (loss)	$7,143,664	$7,418,994

The Fund’s net income decreased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a lesser decrease in the price of Henry Hub Natural Gas in conjunction with capital shares transactions during the nine months ended September 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra DJ-UBS Natural Gas Fund.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NAV beginning of period	$335,054,752	$326,399,360
NAV end of period	$172,546,283	$388,689,908
Percentage change in NAV	(48.5)%	19.1%
Shares outstanding beginning of period	4,000,014	4,300,014
Shares outstanding end of period	3,400,014	4,000,014
Percentage change in shares outstanding	(15.0)%	(7.0)%
Shares created	550,000	500,000
Shares redeemed	1,150,000	800,000
Per share NAV beginning of period	$83.76	$75.91
Per share NAV end of period	$50.75	$97.17
Percentage change in per share NAV	(39.4)%	28.0%
Percentage change in benchmark	(20.0)%	16.0%
Benchmark annualized volatility	22.5%	18.1%

During the nine months ended September 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 4,000,014 outstanding Shares at December 31, 2012 to 3,400,014 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. By comparison, during the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 4,300,014 outstanding Shares at December 31, 2011 to 4,000,014 outstanding Shares at September 30, 2012.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 39.4% for the nine months ended September 30, 2013, as compared to the increase of 28.0% for the nine months ended September 30, 2012, was primarily due to the depreciation in the value of the assets of the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on January 2, 2013 at $87.40 per Share and reached its low for the period on June 28, 2013 at $41.68 per Share. By comparison, during the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on February 28, 2012 at $101.40 per Share and reached its low for the period on May 30, 2012 at $74.51 per Share.

The benchmark’s decline of 20.0% for the nine months ended September 30, 2013, as compared to the benchmark’s rise of 16.0% for the nine months ended September 30, 2012, can be attributed to a decrease in the price of spot gold in U.S. Dollar terms during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(1,573,347)	$(2,395,141)
Management fee	1,692,282	2,546,445
Brokerage commission	32	33
Net realized gain (loss)	(124,323,199)	(27,070,473)
Change in net unrealized appreciation/depreciation	(1,525,551)	111,573,251
Net income (loss)	$(127,422,097)	$82,107,637

The Fund’s net income decreased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a decrease in the price of spot gold in U.S. Dollar terms during the nine months ended September 30, 2013.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NAV beginning of period	$747,725,400	$606,824,420
NAV end of period	$553,925,429	$978,987,907
Percentage change in NAV	(25.9)%	61.3%
Shares outstanding beginning of period	17,400,028	14,050,028
Shares outstanding end of period	27,600,028	16,650,028
Percentage change in shares outstanding	58.6%	18.5%
Shares created	13,550,000	6,800,000
Shares redeemed	3,350,000	4,200,000
Per share NAV beginning of period	$42.97	$43.19
Per share NAV end of period	$20.07	$58.80
Percentage change in per share NAV	(53.3)%	36.1%
Percentage change in benchmark	(27.6)%	23.0%
Benchmark annualized volatility	33.1%	31.0%

During the nine months ended September 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 17,400,028 outstanding Shares at December 31, 2012 to 27,600,028 outstanding Shares at September 30, 2013. By comparison, during the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 14,050,028 outstanding Shares at December 31, 2011 to 16,650,028 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 53.3% for the nine months ended September 30, 2013, as compared to the increase of 36.1% for the nine months ended September 30, 2012, was primarily due to depreciation in the value of the assets of the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on January 23, 2013 at $49.39 per Share and reached its low for the period on June 27, 2013 at $15.33 per Share. By comparison, during the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on February 29, 2012 at $73.52 per Share and reached its low for the period on July 12, 2012 at $35.76 per Share.

The benchmark’s decline of 27.6% for the nine months ended September 30, 2013, as compared to the benchmark’s rise of 23.0% for the nine months ended September 30, 2012, can be attributed to a decrease in the price of spot silver in U.S. Dollar terms during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(4,096,782)	$(5,103,531)
Management fee	4,410,160	5,416,759
Brokerage commission	28	38
Net realized gain (loss)	(509,870,331)	(51,740,204)
Change in net unrealized appreciation/depreciation	65,645,670	269,727,476
Net income (loss)	$(448,321,443)	$212,883,741

The Fund’s net income decreased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a decrease in the price of spot silver in U.S. Dollar terms during the nine months ended September 30, 2013.

ProShares Ultra Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, a comparison of the Fund’s results of operations for the period ended September 30, 2012, may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and from commencement of investment operations to September 30, 2012:

	Nine Months Ended September 30, 2013	Period Ended September 30, 2012
NAV beginning of period	$4,150,068	$200
NAV end of period	$3,429,398	$4,089,373
Percentage change in NAV	(17.4)%	2,044,586.5%
Shares outstanding beginning of period	100,005	5
Shares outstanding end of period	100,005	100,005
Percentage change in shares outstanding	0.0%	2,000,000.0%
Shares created	—	100,000
Shares redeemed	—	—
Per share NAV beginning of period	$41.50	$40.00
Per share NAV end of period	$34.29	$40.89
Percentage change in per share NAV	(17.4)%	2.2%
Percentage change in benchmark	(10.3)%	0.6%
Benchmark annualized volatility	10.6%	8.6%

During the nine months ended September 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar. There was no net change in outstanding Shares from December 31, 2012 to September 30, 2013. By comparison, during the period ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at December 31, 2011 to 100,005 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.4% for the nine months ended September 30, 2013, as compared to the increase of 2.2% for the nine months ended September 30, 2012, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on April 11, 2013 at $43.27 per Share and reached its low for the period on August 2, 2013 at $31.10 per Share. By comparison, during the period ended September 30, 2012, the Fund’s per Share NAV reached its high for the period September 14, 2012 at $42.25 per Share and reached its low for the period on September 5, 2012 at $39.29 per Share

The benchmark’s decline of 10.3% for the nine months ended September 30, 2013, as compared to the benchmark’s rise of 0.6% for the period ended September 30, 2012, can be attributed to a decrease in the value of the Australian Dollar versus the U.S. Dollar during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and from commencement of investment operations to September 30, 2012:

	Nine Months Ended September 30, 2013	Period Ended September 30, 2012
Net investment income (loss)	$(26,628)	$(7,953)
Management fee	6,535	—
Brokerage commission	1,171	556
Offering costs	47,870	8,537
Limitation by Sponsor	(27,636)	(522)
Net realized gain (loss)	(863,011)	99,029
Change in net unrealized appreciation/depreciation	168,969	(1,903)
Net income (loss)	$(720,670)	$89,173

The Fund’s net income decreased for the nine months ended September 30, 2013, as compared to the period ended September 30, 2012, primarily due to a decrease in the value of the Australian Dollar versus the U.S. Dollar during the nine months ended September 30, 2013.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NAV beginning of period	$4,870,316	$9,554,748
NAV end of period	$2,525,460	$5,802,471
Percentage change in NAV	(48.1)%	(39.3)%
Shares outstanding beginning of period	200,014	400,014
Shares outstanding end of period	100,014	250,014
Percentage change in shares outstanding	(50.0)%	(37.5)%
Shares created	—	50,000
Shares redeemed	100,000	200,000
Per share NAV beginning of period	$24.35	$23.89
Per share NAV end of period	$25.25	$23.21
Percentage change in per share NAV	3.7%	(2.8)%
Percentage change in benchmark	2.5%	(0.7)%
Benchmark annualized volatility	8.0%	8.9%

During the nine months ended September 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 200,014 outstanding Shares at December 31, 2012 to 100,014 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the nine months ended September 30, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 400,014 outstanding Shares at December 31, 2011 to 250,014 outstanding Shares at September 30, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.7% for the nine months ended September 30, 2013, as compared to the decrease of 2.8% for the nine months ended September 30, 2012, was primarily due to an increase in the value of the assets held by the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on February 1, 2013 at $26.03 per Share and reached its low for the period on July 9, 2013 at $22.64 per Share. By comparison, during the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on February 24, 2012 at $25.78 per Share and reached its low for the period on July 24, 2012 at $20.56 per Share.

The benchmark’s rise of 2.5% for the nine months ended September 30, 2013, as compared to the benchmark’s decline of 0.7% for the nine months ended September 30, 2012, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(26,990)	$(49,451)
Management fee	28,458	52,001
Net realized gain (loss)	12,752	(811,656)
Change in net unrealized appreciation/depreciation	103,308	741,030
Net income (loss)	$89,070	$(120,077)

The Fund’s net income increased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to an increase in the value of the Euro versus the U.S. Dollar during the nine months ended September 30, 2013.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NAV beginning of period	$4,227,995	$5,471,075
NAV end of period	$3,221,062	$5,249,866
Percentage change in NAV	(23.8)%	(4.0)%
Shares outstanding beginning of period	150,014	150,014
Shares outstanding end of period	150,014	150,014
Percentage change in shares outstanding	0.0%	0.0%
Shares created	50,000	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$28.18	$36.47
Per share NAV end of period	$21.47	$35.00
Percentage change in per share NAV	(23.8)%	(4.0)%
Percentage change in benchmark	(11.8)%	(1.4)%
Benchmark annualized volatility	13.4%	7.8%

During the nine months ended September 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to September 30, 2013. By comparison, during the nine months ended September 30, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2011 to September 30, 2012.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 23.8% for the nine months ended September 30, 2013, as compared to the decrease of 4.0% for the nine months ended September 30, 2012, was primarily due to a greater depreciation in the value of the assets held by the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on January 8, 2013 at $27.97 per Share and reached its low for the period on May 17, 2013 at $19.65 per Share. By comparison, during the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on February 2, 2012 at $37.15 per Share and reached its low for the period on March 14, 2012 at $30.68 per Share.

The benchmark’s decline of 11.8% for the nine months ended September 30, 2013, as compared to the benchmark’s decline of 1.4% for the nine months ended September 30, 2012, can be attributed to a greater decrease in the value of the Japanese Yen versus the U.S. Dollar during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(24,644)	$(34,134)
Management fee	26,182	36,387
Net realized gain (loss)	(1,694,755)	(131,031)
Change in net unrealized appreciation/depreciation	569,644	(56,044)
Net income (loss)	$(1,149,755)	$(221,209)

The Fund’s net income decreased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a greater decrease in the value of the Japanese Yen versus the U.S. Dollar during the nine months ended September 30, 2013.

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NAV beginning of period	$137,657,464	$30,549,903
NAV end of period	$167,085,628	$165,803,550
Percentage change in NAV	21.4%	442.7%
Shares outstanding beginning of period	1,640,001	80,001
Shares outstanding end of period	4,224,812	1,745,001
Percentage change in shares outstanding	157.6%	2,081.2%
Shares created	8,170,000	4,145,000
Shares redeemed	5,585,189	2,480,000
Per share NAV beginning of period	$83.94	$381.87
Per share NAV end of period	$39.55	$95.02
Percentage change in per share NAV	(52.9)%	(75.1)%
Percentage change in benchmark	(52.8)%	(75.0)%
Benchmark annualized volatility	60.3%	72.7%

During the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 1,640,001 outstanding Shares at December 31, 2012 to 4,224,812 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 80,001 outstanding Shares at December 31, 2011 to 1,745,001 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 the daily performance of its benchmark. The Fund’s per Share NAV decrease of 52.9% for the nine months ended September 30, 2013, as compared to the decrease of 75.1% for the nine months ended September 30, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $76.11 per Share and reached its low for the period on September 18, 2013 at $36.35 per Share. By comparison, during the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on January 3, 2012 at $358.13 per Share and reached its low for the period on September 24, 2012 at $91.92 per Share.

The benchmark’s decline of 52.8% for the nine months ended September 30, 2013, as compared to the benchmark’s decline of 75.0% for the nine months ended September 30, 2012, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(1,117,258)	$(741,943)
Management fee	1,171,508	788,072
Offering costs	—	1,090
Net realized gain (loss)	(102,871,341)	(137,705,361)
Change in net unrealized appreciation/depreciation	3,439,893	(3,292,785)
Net income (loss)	$(100,548,706)	$(141,740,089)

The Fund’s net income increased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to the lesser decline in the Fund’s benchmark during the nine months ended September 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NAV beginning of period	$37,302,992	$90,821,428
NAV end of period	$96,765,151	$100,655,318
Percentage change in NAV	159.4%	10.8%
Shares outstanding beginning of period	1,075,005	1,225,005
Shares outstanding end of period	4,175,005	2,425,005
Percentage change in shares outstanding	288.4%	98.0%
Shares created	5,200,000	1,900,000
Shares redeemed	2,100,000	700,000
Per share NAV beginning of period	$34.70	$74.14
Per share NAV end of period	$23.18	$41.51
Percentage change in per share NAV	(33.2)%	(44.0)%
Percentage change in benchmark	(32.8)%	(43.8)%
Benchmark annualized volatility	25.8%	32.3%

During the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 1,075,005 outstanding Shares at December 31, 2012 to 4,175,005 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 1,225,005 outstanding Shares at December 31, 2011 to 2,425,005 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 the daily performance of its benchmark. The Fund’s per Share NAV decrease of 33.2% for the nine months ended September 30, 2013, as compared to the decrease of 44.0% for the nine months ended September 30, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $32.37 per Share and reached its low for the period on September 18, 2013 at $22.11 per Share. By comparison, during the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on January 3, 2012 at $71.93 per Share and reached its low for the period on September 27, 2012 at $41.30 per Share.

The benchmark’s decline of 32.8% for the nine months ended September 30, 2013, as compared to the benchmark’s decline of 43.8% for the nine months ended September 30, 2012, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(389,961)	$(603,705)
Management fee	410,433	634,119
Offering costs	—	682
Net realized gain (loss)	(19,673,532)	(45,671,021)
Change in net unrealized appreciation/depreciation	738,490	(7,604,889)
Net income (loss)	$(19,325,003)	$(53,879,615)

The Fund’s net income increased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a lesser decline in the Fund’s benchmark during the nine months ended September 30, 2013.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NAV beginning of period	$84,716,132	$9,881,113
NAV end of period	$286,200,633	$193,256,492
Percentage change in NAV	237.8%	1,855.8%
Shares outstanding beginning of period	420,808	1,333
Shares outstanding end of period	8,289,557	635,915
Percentage change in shares outstanding	1,869.9%	47,605.6%
Shares created	24,400,000	1,183,750
Shares redeemed	16,531,251	549,168
Per share NAV beginning of period	$201.32	$7,412.69
Per share NAV end of period	$34.53	$303.90
Percentage change in per share NAV	(82.9)%	(95.9)%
Percentage change in benchmark	(52.8)%	(75.0)%
Benchmark annualized volatility	60.3%	72.7%

During the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 420,808 outstanding Shares at December 31, 2012 to 8,289,557 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted from an increase from 1,333 outstanding Shares at December 31, 2011 to 635,915 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 to 2x the daily performance of its benchmark. The Fund’s per Share NAV decrease of 82.9% for the nine months ended September 30, 2013, as compared to the decrease of 95.9% for the nine months ended September 30, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $163.06 per Share and reached its low for the period on September 18, 2013 at $29.28 per Share. By comparison, during the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on January 3, 2012 at $6490.23 per Share and reached its low for the period on September 24, 2012 at $288.50 per Share.

The benchmark’s decline of 52.8% for the nine months ended September 30, 2013, as compared to the benchmark’s decline of 75.0% for the nine months ended September 30, 2012, can be attributed to a lesser decrease in the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(3,722,756)	$(2,320,003)
Management fee	1,944,995	1,216,603
Brokerage commission	1,824,624	1,074,133
Offering costs	—	69,341
Net realized gain (loss)	(302,267,308)	(477,910,745)
Change in net unrealized appreciation/depreciation	10,639,956	(19,834,311)
Net income (loss)	$(295,350,108)	$(500,065,059)

The Fund’s net income increased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a lesser decline in the fund’s benchmark during the nine months ended September 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
NAV beginning of period	$82,663,633	$7,760,424
NAV end of period	$94,516,078	$54,441,724
Percentage change in NAV	14.3%	601.5%
Shares outstanding beginning of period	1,250,020	300,020
Shares outstanding end of period	900,020	800,020
Percentage change in shares outstanding	(28.0)%	166.7%
Shares created	4,600,000	9,100,000
Shares redeemed	4,950,000	8,600,000
Per share NAV beginning of period	$66.13	$25.87
Per share NAV end of period	$105.02	$68.05
Percentage change in per share NAV	58.8%	163.1%
Percentage change in benchmark	(52.8)%	(75.0)%
Benchmark annualized volatility	60.3%	72.7%

During the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 1,250,020 outstanding Shares at December 31, 2012 to 900,020 outstanding Shares at September 30, 2013. By comparison, during the nine months ended September 30, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 300,020 outstanding Shares at December 31, 2011 to 800,020 outstanding Shares at September 30, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2013 and 2012, the Fund’s daily performance had a statistical correlation of over 0.99 the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 58.8% for the nine months ended September 30, 2013, as compared to the increase of 163.1% for the nine months ended September 30, 2012, was primarily due to a lesser appreciation in the value of the assets of the fund during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on September 18, 2013 at $114.88 per Share and reached its low for the period on June 24, 2013 at $71.01 per Share. By comparison, during the nine months ended September 30, 2012, the Fund’s per Share NAV reached its high for the period on September 24, 2012 at $71.25 per Share and reached its low for the period on January 3, 2012 at $27.48 per Share.

The benchmark’s decline of 52.8% for the nine months ended September 30, 2013, as compared to the benchmark’s decline of 75.0% for the nine months ended September 30, 2012, can be attributed to a lesser decrease in the prices of the near-term futures contracts on the VIX Futures curve during the nine months ended September 30, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net investment income (loss)	$(848,890)	$(273,418)
Management fee	535,989	73,103
Brokerage commission	335,552	139,690
Offering costs	—	69,342
Net realized gain (loss)	58,712,909	14,347,729
Change in net unrealized appreciation/depreciation	(2,063,561)	439,952
Net income (loss)	$55,800,458	$14,514,263

The Fund’s net income increased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a decline in the Fund’s benchmark during the nine months ended September 30, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Since ProShares UltraShort Australian Dollar and ProShares Ultra Australian Dollar commenced investment operations on July 17, 2012 and ProShares Short Euro commenced investment operations on June 26, 2012, comparisons of positions in certain Financial Instruments held by each of ProShares UltraShort Australian Dollar, ProShares Ultra Australian Dollar and ProShares Short Euro for the nine months ended September 30, 2012 may not be meaningful.

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of September 30, 2013 and 2012, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort DJ-UBS Commodity:

As of September 30, 2013 and 2012, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s short swap positions as of September 30, 2013 and 2012, which were sensitive to commodity price risk.

Swap Agreements as of September 30, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Deutsche Bank AG	Short	$127.1103	$(2,645,772)
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	127.1103	(3,749,305)
Dow Jones-UBS Commodity Index	UBS AG	Short	127.1103	(1,095,198)

Swap Agreements as of September 30, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$148.5061	$(4,448,127)
Dow Jones-UBS Commodity Index	UBS AG	Short	148.5061	(1,319,410)

The September 30, 2013 and 2012 short swap notional values are calculated by multiplying units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2013 (the “Form 10-K”), for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Crude Oil:

As of September 30, 2013 and 2012, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2013	3,779	$102.33	1,000	$(386,705,070)

Swap Agreements as of September 30, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Sub-index	Deutsche Bank AG	Short	$253.0597	$(138,285,284)
Dow Jones-UBS WTI Crude Oil Sub-index	Goldman Sachs International	Short	235.0597	(141,900,040)
Dow Jones-UBS WTI Crude Oil Sub-index	Societe Generale S.A.	Short	235.0597	(85,110,010)
Dow Jones-UBS WTI Crude Oil Sub-index	UBS AG	Short	235.0597	(132,930,537)

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2012	899	$92.19	1,000	$(82,878,810)

Swap Agreements as of September 30, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Short	$233.9973	$(60,694,381)
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Short	233.9973	(54,129,361)
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Short	233.9973	(35,377,663)

The September 30, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2013 and 2012 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Natural Gas:

As of September 30, 2013 and 2012, the ProShares UltraShort DJ-UBS Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2013	901	$3.56	10,000	$(32,075,600)

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2012	800	$3.32	10,000	$(26,560,000)

The September 30, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort Gold:

As of September 30, 2013 and 2012, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2013	2	$1,327.00	100	$(265,400)

Forward Agreements as of September 30, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,326.53	$(161,438,701)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	$1,326.53	$(78,262,617)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,326.53	(39,795,900)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,326.53	(10,413,261)

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2012	2	$1,773.90	100	$(354,780)

Forward Agreements as of September 30, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,776.20	$(119,717,228)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,776.20	(24,153,040)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,776.20	(26,110,434)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,776.20	(15,186,681)

The September 30, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2013 and 2012 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of September 30, 2013 and 2012, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2013	2	$21.708	5,000	$(217,080)

Forward Agreements as of September 30, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$21.6828	$(118,539,868)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	21.6828	(65,406,166)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	21.6828	(37,923,217)
0.999 Fine Troy Ounce Silver	UBS AG	Short	21.6828	(8,911,631)

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2012	2	$34.577	5,000	$(345,770)

Forward Agreements as of September 30, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$34.6566	$(95,201,680)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	34.6566	(46,318,546)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	34.6566	(59,540,039)
0.999 Fine Troy Ounce Silver	UBS AG	Short	34.6566	(50,494,666)

The September 30, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2013 and 2012 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with (decreases) increases in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Commodity:

As of September 30, 2013 and 2012, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s swap positions as of September 30, 2013 and 2012, which were sensitive to commodity price risk.

Swap Agreements as of September 30, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Deutsche Bank AG	Long	$127.1103	$2,467,834
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	127.1103	3,803,041
Dow Jones-UBS Commodity Index	UBS AG	Long	127.1103	1,697,422

Swap Agreements as of September 30, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$148.5061	$11,686,812
Dow Jones-UBS Commodity Index	UBS AG	Long	148.5061	5,108,198

The September 30, 2013 and 2012 swap notional values are calculated by multiplying units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Crude Oil:

As of September 30, 2013 and 2012, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2013	1,093	$102.33	1,000	$111,846,690

Swap Agreements as of September 30, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Deutsche Bank AG	Long	$253.0597	$46,973,928
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Long	253.0597	45,742,000
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Long	253.0597	25,106,915
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Long	253.0597	44,514,417

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2012	3,087	$92.19	1,000	$284,590,530

Swap Agreements as of September 30, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Long	$233.9973	$184,858,973
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A	Long	233.9973	148,481,998
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Long	233.9973	146,064,844

The September 30, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2013 and 2012 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Natural Gas:

As of September 30, 2013 and 2012, the ProShares Ultra DJ-UBS Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2013	5,291	$3.56	10,000	$188,359,600

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2012	4,067	$3.32	10,000	$135,024,400

The September 30, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Gold:

As of September 30, 2013 and 2012, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2013	2	$1,327.00	100	$265,400

Forward Agreements as of September 30, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,326.53	$188,632,566
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,326.53	88,373,429
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,326.53	46,295,897
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,326.53	21,489,786

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2012	2	$1,773.90	100	$354,780

Forward Agreements as of September 30, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,776.20	$130,552,170
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,776.20	210,162,350
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,776.20	211,014,936
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,776.20	225,224,696

The September 30, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2013 and 2012 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of September 30, 2013 and 2012, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2013	2	$21.708	5,000	$217,080

Forward Agreements as of September 30, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$21.6828	$600,570,194
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	21.6828	266,325,496
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	21.6828	177,105,110
0.999 Fine Troy Ounce Silver	UBS AG	Long	21.6828	63,639,018

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2012	2	$34.577	5,000	$345,770

Forward Agreements as of September 30, 2012

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$34.6566	$118,179,006
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	34.6566	662,661,917
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	34.6566	746,745,760
0.999 Fine Troy Ounce Silver	UBS AG	Long	34.6566	430,088,406

The September 30, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2013 and 2012 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of September 30, 2013 and 2012, each of the Currency Fund’s positions were as follows:

ProShares Short Euro:

As of September 30, 2013 and 2012, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2013 and 2012, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	December 2013	43	$1.3527	125,000	$(7,270,763)

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	December 2012	24	$1.2862	125,000	$3,858,600

The September 30, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort Australian Dollar:

As of September 30, 2013 and 2012, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2013 and 2012, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	December 2013	519	$92.79	1,000	$(48,158,010)

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	December 2012	75	$103.03	1,000	$7,727,250

The September 30, 2013 and 2012 short futures notional value is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional value will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian Dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian Dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares UltraShort Euro:

As of September 30, 2013 and 2012, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2013 and 2012, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/04/13	59,619,300	1.3528	$80,653,379
Euro	UBS AG	Long	10/04/13	44,376,200	1.3528	60,032,413
Euro	Goldman Sachs International	Short	10/04/13	(395,033,825)	1.3528	(534,404,339)
Euro	UBS AG	Short	10/04/13	(385,179,200)	1.3528	(521,072,938)

Foreign Currency Forward Contracts as of September 30, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/05/12	121,663,800	1.2852	$156,366,739
Euro	UBS AG	Long	10/05/12	146,354,700	1.2852	188,100,383
Euro	Goldman Sachs International	Short	10/05/12	(700,644,925)	1.2852	(900,494,334)
Euro	UBS AG	Short	10/05/12	(767,109,200)	1.2852	(985,916,637)

The September 30, 2013 and 2012 USD market values equal the number of Euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of September 30, 2013 and 2012, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2013 and 2012, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/04/13	10,842,832,400	0.010173	$110,305,446
Yen	UBS AG	Long	10/04/13	4,202,410,900	0.010173	42,751,635
Yen	Goldman Sachs International	Short	10/04/13	(56,007,835,200)	0.010173	(569,774,484)
Yen	UBS AG	Short	10/04/13	(50,043,376,200)	0.010173	(509,097,321)

Foreign Currency Forward Contracts as of September 30, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/05/12	2,209,153,600	0.012817	$28,315,328
Yen	UBS AG	Long	10/05/12	1,869,997,800	0.012817	23,968,275
Yen	Goldman Sachs International	Short	10/05/12	(16,016,951,000)	0.012817	(205,293,657)
Yen	UBS AG	Short	10/05/12	(27,086,156,900)	0.012817	(347,170,708)

The September 30, 2013 and 2012 USD market values equal the number of Yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Australian Dollar:

As of September 30, 2013 and 2012, the ProShares Ultra Australian Dollar Fund was exposed to exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2013 and 2012, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Long	December 2013	74	$92.79	1,000	$6,866,460

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Long	December 2012	79	$103.03	1,000	$8,139,370

The September 30, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Australian Dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian Dollar and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra Euro:

As of September 30, 2013 and 2012, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2013 and 2012, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/04/13	1,573,025	1.3528	$2,127,999
Euro	UBS AG	Long	10/04/13	4,058,700	1.3528	5,490,636
Euro	Goldman Sachs International	Short	10/04/13	(1,867,300)	1.3528	(2,526,096)
Euro	UBS AG	Short	10/04/13	(38,400)	1.3528	(51,948)

Foreign Currency Forward Contracts as of September 30, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/05/12	3,181,525	1.2852	$4,089,012
Euro	UBS AG	Long	10/05/12	6,105,000	1.2852	7,846,368
Euro	Goldman Sachs International	Short	10/05/12	(179,800)	1.2852	(231,086)
Euro	UBS AG	Short	10/05/12	(77,600)	1.2852	(99,734)

The September 30, 2013 and 2012 USD market value equals the number of Euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of September 30, 2013 and 2012, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2013 and 2012, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/04/13	317,266,000	0.010173	$3,227,585
Yen	UBS AG	Long	10/04/13	339,056,000	0.010173	3,449,258
Yen	Goldman Sachs International	Short	10/04/13	(18,973,500)	0.010173	(193,020)
Yen	UBS AG	Short	10/04/13	(3,870,100)	0.010173	(39,371)

Foreign Currency Forward Contracts as of September 30, 2012

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/05/12	387,568,100	0.012817	$4,967,567
Yen	UBS AG	Long	10/05/12	453,633,300	0.012817	5,814,342
Yen	Goldman Sachs International	Short	10/05/12	(6,526,600)	0.012817	(83,653)
Yen	UBS AG	Short	10/05/12	(15,729,000)	0.012817	(201,603)

The September 30, 2013 and 2012 USD market values equal the number of Yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of September 30, 2013 and 2012, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF

As of September 30, 2013 and 2012, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2013 and 2012, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2013	5,549	$16.20	1,000	$89,893,800
VIX Futures (CBOE)	Long	November 2013	4,540	16.90	1,000	76,726,000

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2012	5,861	$16.40	1,000	$96,120,400
VIX Futures (CBOE)	Long	November 2012	3,904	18.05	1,000	70,467,200

The September 30, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares VIX Mid-Term Futures ETF

As of September 30, 2013 and 2012, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2013 and 2012, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2014	943	$18.05	1,000	$17,021,150
VIX Futures (CBOE)	Long	February 2014	1,715	$18.65	1,000	$31,984,750
VIX Futures (CBOE)	Long	March 2014	1,716	19.10	1,000	32,775,600
VIX Futures (CBOE)	Long	April 2014	772	19.40	1,000	14,976,800

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2013	890	$20.90	1,000	$18,601,000
VIX Futures (CBOE)	Long	February 2013	1,484	22.15	1,000	32,870,600
VIX Futures (CBOE)	Long	March 2013	1,484	23.35	1,000	34,651,400
VIX Futures (CBOE)	Long	April 2013	593	24.50	1,000	14,528,500

The September 30, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

ProShares Ultra VIX Short-Term Futures ETF

As of September 30, 2013 and 2012, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts and its holding of swap agreements linked to the S&P 500 VIX Short-Term Futures Index. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2013 and 2012, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2013	19,039	$16.20	1,000	$308,431,800
VIX Futures (CBOE)	Long	November 2013	15,586	16.90	1,000	263,403,400

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2012	13,083	$16.40	1,000	$214,561,200
VIX Futures (CBOE)	Long	November 2012	8,723	18.05	1,000	157,450,150

Swap Agreements as of September 30, 2012

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
S&P 500 VIX Short-Term Futures Index	Societe Generale S.A	Long	$3,233.77	$15,386,719

The September 30, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2013 and 2012 swap notional value is calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the

Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Short VIX Short-Term Futures ETF

As of September 30, 2013 and 2012, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2013 and 2012, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	October 2013	3,153	$16.20	1,000	$(51,078,600)
VIX Futures (CBOE)	Short	November 2013	2,585	16.90	1,000	(43,686,500)

Futures Positions as of September 30, 2012

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	October 2012	1,908	$16.40	1,000	$(31,291,200)
VIX Futures (CBOE)	Short	November 2012	1,267	18.05	1,000	(22,869,350)

The September 30, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than one day.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of September 30, 2013, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

If a Commodity Index Fund establishes its positions through the use of sampling, such Fund may experience additional tracking error.

Tracking error is the difference between the performance of an index tracking fund and its applicable benchmark index. While each Commodity Index Fund seeks to provide investment results that correspond (before fees and expenses) to the performance of, or a multiple, the inverse or an inverse multiple of the daily performance of its corresponding index, as applicable, it is possible that tracking error may increase because of the differences between the proportion of exposure Financial Instruments held by a Commodity Index have to components included in the applicable benchmark index and the proportional weight that such components carry within the index.

A Commodity Index may obtain exposure through Financial Instruments to a representative sample of the components in its underlying index, which have aggregate characteristics similar to those of the underlying index. This “sampling” process typically involves selecting a representative sample of components in an index principally to enhance liquidity and reduce transaction costs while seeking to maintain high correlation with, and similar aggregate characteristics (e.g., underlying commodities and valuations) to, the underlying index. In addition, a Commodity Index Fund may obtain exposure to components not included in its underlying index, invest in assets that are not included in the underlying index or may overweight or underweight certain components contained in the underlying index. Index tracking funds that use sampling may experience greater tracking error than index tracking funds that fully replicate an underlying index by obtaining exposure on a proportionate basis to all components of that index.

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

UltraShort Euro, ProShares UltraShort Yen, ProShares UltraVIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (333-188215) was declared effective, which registered additional Shares for ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (No. 333-189967) was declared effective, which registered additional Shares for ProShares DJ-UBS Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (No. 333-187820). Thus, as of September 30, 2013, the Trust had two effective registration statements outstanding: 1) a Form S-1 Registration Statement (No. 333-188215); and 2) a Form S-3 Registration Statement (No. 333-189967).

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

Title of Securities Registered	Amount Registered As of September 30, 2013	Shares Sold For the Three Months Ended September 30, 2013	Sale Price of Shares Sold For the Three Months Ended September 30, 2013
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest[1]	$3,275,000,000	12,900,000	$387,033,249
ProShares UltraShort DJ-UBS Natural Gas Common Units of Beneficial Interest	$570,000,000	50,000	$4,055,648
ProShares UltraShort Gold Common Units of Beneficial Interest	$1,000,000,000	550,000	$50,022,858
ProShares UltraShort Silver Common Units of Beneficial Interest[1]	$2,700,000,000	1,550,000	$125,090,215
ProShares Short Euro Common Units of Beneficial Interest	$200,000,000	100,000	$3,748,394
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$200,000,000	50,000	$2,307,300
ProShares UltraShort Euro Common Units of Beneficial Interest[1]	$2,753,506,872	1,400,000	$25,972,358
ProShares UltraShort Yen Common Units of Beneficial Interest[1]	$1,800,000,000	100,000	$6,400,972
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$300,000,000	—	$—
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest[1]	$4,408,246,073	1,000,000	$36,524,456
ProShares Ultra DJ-UBS Natural Gas Common Units of Beneficial Interest	$680,000,000	2,100,000	$70,000,461
ProShares Ultra Gold Common Units of Beneficial Interest	$1,000,000,000	350,000	$18,127,975
ProShares Ultra Silver Common Units of Beneficial Interest[1]	$3,300,000,000	3,000,000	$61,310,060
ProShares Ultra Australian Dollar Common Units of Beneficial Interest	$200,000,000	—	$—
ProShares Ultra Euro Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares Ultra Yen Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest[1]	$3,250,000,000	2,900,000	$125,078,484
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$1,300,000,000	2,500,000	$59,118,174
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$8,000,000,000	11,050,000	$503,970,015
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$2,750,000,000	750,000	$77,434,700
Total:	$39,186,752,945	40,350,000	$1,556,195,319

(c) From July 1, 2013 to September 30, 2013, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares UltraShort DJ-UBS Commodity
07/01/13 to 07/31/13	—	$—
08/01/13 to 08/30/13	—	$—
09/01/13 to 09/30/13	—	$—
ProShares UltraShort DJ-UBS Crude Oil
07/01/13 to 07/31/13	—	$—
08/01/13 to 08/30/13	1,950,000	$29.62
09/01/13 to 09/30/13	3,250,000	$29.46
ProShares UltraShort DJ-UBS Natural Gas
07/01/13 to 07/31/13	50,000	$86.22
08/01/13 to 08/30/13	—	$—
09/01/13 to 09/30/13	50,000	$91.76
ProShares UltraShort Gold
07/01/13 to 07/31/13	200,000	$99.41
08/01/13 to 08/30/13	200,000	$87.59
09/01/13 to 09/30/13	—	$—
ProShares UltraShort Silver
07/01/13 to 07/31/13	250,000	$101.14
08/01/13 to 08/30/13	250,000	$82.04
09/01/13 to 09/30/13	300,000	$71.31
ProShares Short Euro
07/01/13 to 07/31/13	—	$—
08/01/13 to 08/30/13	—	$—
09/01/13 to 09/30/13	—	$—
ProShares UltraShort Australian Dollar
07/01/13 to 07/31/13	—	$—
08/01/13 to 08/30/13	—	$—
09/01/13 to 09/30/13	—	$—
ProShares UltraShort Euro
07/01/13 to 07/31/13	500,000	$19.41
08/01/13 to 08/30/13	950,000	$18.21
09/01/13 to 09/30/13	600,000	$18.38
ProShares UltraShort Yen
07/01/13 to 07/31/13	150,000	$62.21
08/01/13 to 08/30/13	350,000	$62.55
09/01/13 to 09/30/13	350,000	$63.66
ProShares Ultra DJ-UBS Commodity
07/01/13 to 07/31/13	—	$—
08/01/13 to 08/30/13	—	$—
09/01/13 to 09/30/13	—	$—
ProShares Ultra DJ-UBS Crude Oil
07/01/13 to 07/31/13	3,500,000	$35.43
08/01/13 to 08/30/13	600,000	$36.60
09/01/13 to 09/30/13	200,000	$35.57
ProShares Ultra DJ-UBS Natural Gas
07/01/13 to 07/31/13	—	$—
08/01/13 to 08/30/13	100,000	$34.57
09/01/13 to 09/30/13	250,000	$36.70
ProShares Ultra Gold
07/01/13 to 07/31/13	100,000	$46.77
08/01/13 to 08/30/13	150,000	$54.93
09/01/13 to 09/30/13	50,000	$51.06
ProShares Ultra Silver
07/01/13 to 07/31/13	300,000	$17.01
08/01/13 to 08/30/13	1,350,000	$23.79
09/01/13 to 09/30/13	800,000	$24.57
ProShares Ultra Australian Dollar
07/01/13 to 07/31/13	—	$—
08/01/13 to 08/30/13	—	$—
09/01/13 to 09/30/13	—	$—
ProShares Ultra Euro
07/01/13 to 07/31/13	—	$—
08/01/13 to 08/30/13	—	$—
09/01/13 to 09/30/13	50,000	$25.13
ProShares Ultra Yen
07/01/13 to 07/31/13	—	$—
08/01/13 to 08/30/13	—	$—
09/01/13 to 09/30/13	—	$—
ProShares VIX Short-Term Futures ETF
07/01/13 to 07/31/13	450,000	$45.67
08/01/13 to 08/30/13	825,000	$42.31
09/01/13 to 09/30/13	525,000	$38.78
ProShares VIX Mid-Term Futures ETF
07/01/13 to 07/31/13	275,000	$25.25
08/01/13 to 08/30/13	150,000	$24.78
09/01/13 to 09/30/13	450,000	$23.16
ProShares Ultra VIX Short-Term Futures ETF
07/01/13 to 07/31/13	950,000	$56.18
08/01/13 to 08/30/13	3,400,000	$42.31
09/01/13 to 09/30/13	1,400,000	$33.51
ProShares Short VIX Short-Term Futures ETF
07/01/13 to 07/31/13	750,000	$91,80
08/01/13 to 08/30/13	250,000	$109.62
09/01/13 to 09/30/13	350,000	$110.13
Total:	26,625,000	$40.33

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema(3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(3)

101.LAB	XBRL Taxonomy Extension Label Linkbase(3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(3)

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Louis Mayberg
By: Louis Mayberg
Principal Executive Officer

Date: November 12, 2013

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: November 12, 2013