Form 10-K
period 2013-12-31
ProShares Trust II
filed 2014-03-03
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2013.

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

(240) 497-6400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Units of Beneficial Interest	NYSE Arca, Inc.
(Title of each class)	(Name of exchange on which registered)
(Title of class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

The aggregate market value of each Fund’s units held by non-affiliates as of June 30, 2013 and the number of outstanding units for each Fund as of February 14, 2014 are included in the table below.

	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of June 30, 2013	Number of Outstanding Units as of February 14, 2014
ProShares UltraShort DJ-UBS Commodity	$3,898,005	59,997
ProShares UltraShort DJ-UBS Crude Oil	252,231,959	8,819,944
ProShares UltraShort DJ-UBS Natural Gas	19,795,776	1,374,951
ProShares UltraShort Gold	159,428,157	1,196,977
ProShares UltraShort Silver	76,812,181	808,488
ProShares Short Euro	3,801,190	200,005
ProShares UltraShort Australian Dollar	23,270,233	550,005
ProShares UltraShort Euro	509,256,270	24,050,014
ProShares UltraShort Yen	525,410,760	6,249,294
ProShares Ultra DJ-UBS Commodity	3,792,265	150,014
ProShares Ultra DJ-UBS Crude Oil	218,272,509	4,299,170
ProShares Ultra DJ-UBS Natural Gas	42,422,061	1,019,941
ProShares Ultra Gold	149,511,125	3,000,014
ProShares Ultra Silver	459,850,476	7,396,533
ProShares Ultra Australian Dollar	3,396,170	100,005
ProShares Ultra Euro	3,487,826	100,014
ProShares Ultra Yen	3,165,295	150,014
ProShares VIX Short-Term Futures ETF	174,708,239	3,924,812
ProShares VIX Mid-Term Futures ETF	72,037,641	3,000,005
ProShares Ultra VIX Short-Term Futures ETF	214,321,341	3,520,099
ProShares Short VIX Short-Term Futures ETF	117,676,569	4,850,040

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

PROSHARES TRUST II

Part I

Item 1.	Business.

Summary

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2013, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Annual Report on Form 10-K.

The Trust registered shares for thirty-two additional series: (i) ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (collectively, the “Short Funds”); (ii) ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (collectively, the “New Geared VIX Funds”); (iii) ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy (each, a “Managed Futures Fund” and collectively, the “Managed Futures Funds”); (iv) ProShares Financial Managed Futures Strategy; (v) ProShares UltraPro Australian Dollar, ProShares Short Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares Short Yen and ProShares UltraPro Short Yen; and (vi) ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar and ProShares UltraPro Short U.S. Dollar (collectively, the “Currency Index Funds”). ProShares UltraPro Short Euro and the Managed Futures Funds are collectively referred to as the “New Funds” in this Annual Report on Form 10-K. The thirty-two additional series were never publicly offered and their registration has subsequently been terminated. Thus, as of December 31, 2013, the only Funds that have registered amounts are the twenty-one series of the Trust that have commenced investment operations.

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

As further described below, each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results (before fees and expenses), both over a single day and over time, that match the performance of its corresponding benchmark. Daily performance is measured from the calculation of one net asset value per Share (“NAV”) to the next.

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

Each Geared Fund seeks investment results for a single day only, not for longer periods. A “single day” is measured from the time a Fund calculates its respective NAV to the time of the Fund’s next NAV calculation. This is different from most exchange-traded funds and means that the return of such Geared Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from -1x, -2x or 2x of the return of the index to which such Geared Fund is benchmarked for that period. A Geared Fund will lose money if its benchmark’s performance is flat over time, and it is possible for a Geared Fund to lose money over time even if its benchmark’s performance increases (or decreases, in the case of a Short or UltraShort Fund). Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Geared Funds are riskier than similarly benchmarked exchange-traded funds that are not geared. Accordingly, these Funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. The Matching VIX Funds seek to achieve their stated investment objective both over a single day and over time.

Each Geared Fund continuously offers and redeems its Shares in blocks of 50,000 Shares and each Matching VIX Fund continuously offers and redeems shares in blocks of 25,000 Shares (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with one or more of the Funds. Shares of the Funds are offered to Authorized Participants in Creation Units at each Fund’s respective NAV. Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of each Fund on the NYSE Arca, the NAV per Share and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. Additionally, the price at which an Authorized Participant sells a Share may be higher or lower than the price paid by such Authorized Participant in connection with the creation of such Share in a Creation Unit. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from any Fund, the Sponsor, or any of their affiliates, any fees or compensation in connection with their sale of Shares to the public. An Authorized Participant may receive commissions or fees from investors who purchase Shares through their commission or fee-based brokerage accounts.

As of December 31, 2013, ProShare Capital Management LLC, a Maryland limited liability company, served as the Trust’s Sponsor (the “Sponsor”) and commodity pool operator. On February 17, 2013, the Sponsor’s commodity trading advisor registration was withdrawn. Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Funds are commodity pools, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by the Sponsor, a commodity pool operator registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

Investment Objectives and Principal Investment Strategies

Investment Objectives

The Geared Funds

Investment Objectives of the “Short” Funds

Each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance, whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If a Short Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately as much on a percentage basis as its corresponding benchmark when the benchmark falls. Conversely, its value on a given day (before fees and expenses) should lose approximately as much on a percentage basis as the corresponding benchmark when the benchmark rises. Each Short Fund will acquire short exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable Short Fund’s benchmark, such that each Short Fund has exposure intended to approximate the inverse (-1x) of its corresponding benchmark at the time of its NAV calculation.

Investment Objectives of the “UltraShort” Funds

Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance, whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If an UltraShort Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately two times as much on a percentage basis as its corresponding benchmark when the benchmark falls. Conversely, its value on a given day (before fees and expenses) should lose approximately two times as much on a percentage basis as the corresponding benchmark when the benchmark rises. Each UltraShort Fund acquires short exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable UltraShort Fund’s benchmark, such that each UltraShort Fund has exposure intended to approximate two times the inverse (-2x) of its corresponding benchmark at the time of its NAV calculation.

Investment Objectives of the “Ultra” Funds

Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance, whether positive or negative, of the corresponding benchmark shown below. Expenses may include, among other things, costs related to the purchase, sale and storage of commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by that Fund. If an Ultra Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately two times as much on a percentage basis as its corresponding benchmark when the benchmark rises. Conversely, its value on a given day (before fees and expenses) should lose approximately two times as much on a percentage basis as the corresponding benchmark when the benchmark declines. Each Ultra Fund acquires long exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable Ultra Fund’s benchmark such that each Ultra Fund has exposure intended to approximate two times (2x) its corresponding benchmark at the time of its NAV calculation.

The Matching VIX Funds

Investment Objectives of the “Matching VIX” Funds

Each “Matching VIX” Fund seeks results (before fees and expenses), both over a single day and over time, that match the performance of the S&P 500 VIX Short-Term Futures Index (the “Short-Term VIX Index”) or the S&P 500 VIX Mid-Term Futures Index (the “Mid-Term VIX Index”) (each a “VIX Futures Index” and together, the “VIX Futures Indexes”). The VIX Futures Indexes seek to offer exposure to forward market equity volatility through publicly traded futures markets. If a Matching VIX Fund is successful in meeting its objective, its value (before fees and expenses) should gain approximately as much on a percentage basis as the level of its corresponding VIX Futures Index when the benchmark rises. Conversely, its value (before fees and expenses) should lose approximately as much on a percentage basis as the level of its benchmark when the benchmark declines. Each Matching VIX Fund acquires exposure through VIX futures contracts, such that each Matching VIX Fund has exposure intended to approximate its applicable VIX Futures Index at the time of its NAV calculation. The VIX Futures Indexes track the performance of VIX futures contracts; they do not track the performance of the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”), and the Matching VIX Funds should not be expected to match the performance of the VIX.

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

ProShares Ultra Euro, ProShares Short Euro and ProShares UltraShort Euro: The 4:00 p.m. (Eastern Time) spot price of the euro versus the U.S. dollar using euro exchange rate, expressed in terms of U.S. dollars per unit of foreign currency.

ProShares Ultra Yen and ProShares UltraShort Yen: The 4:00 p.m. (Eastern Time) spot price of the Japanese yen versus the U.S. dollar using the Japanese yen exchange rate, expressed in terms of U.S. dollars per unit of foreign currency.

ProShares Ultra VIX Short-Term Futures, ProShares VIX Short-Term Futures and ProShares Short VIX Short-Term Futures: The S&P 500 VIX Short-Term Futures Index. The S&P 500 VIX Short-Term Futures Index seeks to offer exposure to market volatility through publicly traded futures markets and is designed to measure the return from a rolling long position in the first and second month VIX futures contracts.

ProShares VIX Mid-Term Futures: The S&P 500 VIX Mid-Term Futures Index. The S&P 500 VIX Mid-Term Futures Index seeks to offer exposure to market volatility through publicly traded futures markets and is designed to measure the return from a rolling long position in the fourth, fifth, sixth and seventh month VIX futures contracts.

Principal Investment Strategies

In seeking to achieve each Fund’s investment objective, the Sponsor uses a mathematical approach to investing. Using this approach, the Sponsor determines the type, quantity and mix of investment positions, which the Sponsor believes in combination, should produce daily returns consistent with a Fund’s objective. The Sponsor relies upon a pre-determined model to generate orders that result in repositioning each Fund’s investments in accordance with their respective investment objectives. Each Geared Fund invests principally in any one of or combinations of Financial Instruments, including swap agreements, futures contracts or forward contracts with respect to the applicable Fund’s benchmark to the extent determined appropriate by the Sponsor. The types of commodity or currency interests in which each Commodity Fund, Commodity Index Fund or Currency Fund invests may vary daily. The Funds do not currently intend to invest directly in any commodity or currency. Each VIX Fund intends to obtain exposure to the applicable equity market volatility index by primarily investing in VIX futures contracts based on the VIX. Each Fund will also hold cash or cash equivalents such as U.S. Treasury securities or other high credit quality, short-term fixed-income or similar securities (such as shares of money market funds and collateralized repurchase agreements) for direct investment or as collateral for Financial Instruments. Each Fund may invest up to 100% of its assets in any of these types of cash or cash equivalent securities.

The Sponsor does not invest the assets of the Funds based on its view of the investment merit of a particular investment, other than for cash management purposes, nor does it conduct conventional commodity or currency research or analysis, or forecast market movement or trends, in managing the assets of the Funds. Each Fund seeks to remain fully exposed at all times to the Fund’s underlying benchmark without regard to market conditions, trends or direction.

For the Commodity Index Funds and the VIX Funds, a Fund may obtain exposure through Financial Instruments to a representative sample of the components in its underlying index, which have aggregate characteristics similar to those of the underlying index. This “sampling” process typically involves selecting a representative sample of components in an index principally to enhance liquidity and reduce transaction costs while seeking to maintain high correlation with, and similar aggregate characteristics (e.g., underlying commodities and valuations) to, the underlying index. In addition, a Commodity Index Fund or a VIX Fund may obtain exposure to components not included in the underlying index, invest in assets that are not included in the underlying index or may overweigh or underweigh certain components contained in the underlying index. For further discussion of the Financial Instruments, see “Information About Financial Instruments and Commodities Markets” below.

Information About Financial Instruments and Commodities Markets

Swap Agreements

Swap agreements are two-party contracts that have traditionally been entered into primarily by institutional investors in OTC markets for a specified period ranging from a day to more than a year. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides for significant reforms of the OTC derivatives markets, including a requirement to execute certain swap and forward transactions on a CFTC-regulated market and/or to clear such transactions through a CFTC-regulated central clearing organization. In a standard swap transaction, the parties agree to exchange the returns on a particular predetermined investment, instrument or index in exchange for a fixed or floating rate of return (the “interest rate leg,” which will also include the cost of borrowing for short swaps) in respect of a predetermined notional amount. The notional amount of the agreement reflects the extent of a Fund’s total investment exposure under the swap agreement. Transaction or commission costs are reflected in the benchmark level at which the transaction is entered into. The gross returns to be exchanged are calculated with respect to the notional amount and the benchmark returns to which the swap is linked. Swaps are usually closed out on a net basis, i.e., the two payment streams are netted out in a cash settlement on the payment date specified in the agreement, with the parties receiving or paying, as the case may be, only the net amount of the two payments. Thus, while the notional amount reflects a Fund’s total investment exposure under the swap agreement (i.e., the entire face amount or principal of a swap agreement), the net amount is a Fund’s current obligations (or rights) under the swap agreement, which is the net amount to be paid or received under the agreement based on the relative values of the positions held by each party to the agreement on any given termination date. In a typical swap agreement entered into by an UltraShort Fund or a Short Fund, absent fees, transaction costs and interest, such Fund would be required to make payments to the swap counterparty in the event the benchmark increases and would be entitled to settlement payments in the event the benchmark decreases. In a typical swap agreement entered into by an Ultra Fund, absent fees, transaction costs and interest, the Ultra Fund would be entitled to settlement payments in the event the benchmark increases and would be required to make payments to the swap counterparty in the event the benchmark decreases.

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the amount which would be reflected on the Statement of Financial Condition. The notional amounts of the agreement reflect the extent of each Ultra Fund’s total investment exposure under the swap agreement. An UltraShort Fund’s or a Short Fund’s exposure is not limited by the notional amount and its exposure is in theory potentially infinite as there is no fixed limit on the increase in any index value. The primary risks associated with the use of swap agreements arise from the imperfect correlations between movements in the notional amount and the price of the underlying investments and the inability of counterparties to perform. Each Fund that invests in swaps bears the risk of loss of the net amount, if any, expected to be received under a swap agreement in the event of the default or bankruptcy of a swap counterparty. Each such Fund enters or intends to enter into swap agreements only with major, global financial institutions; however, there are no limitations on the percentage of its assets each Fund may invest in swap agreements with a particular counterparty. Each Fund that invests in swaps may use various techniques to minimize credit risk including early termination or reset and payment, using different counterparties and limiting the net amount due from any individual counterparty.

Each Fund that invests in swaps generally collateralizes the swap agreements with cash and/or certain securities. Collateral posted in connection with uncleared derivative transactions is generally held for the benefit of the counterparty in a segregated tri-party account at the Custodian to protect the counterparty against non-payment by the Fund. The counterparty also may collateralize the uncleared swap agreements with cash and/or certain securities, which collateral is typically held for the benefit of the Fund in a segregated tri-party account at the Custodian. In the event of a default by the counterparty, and the Fund is owed money in the uncleared swap transaction, such Fund will seek withdrawal of this collateral from the segregated account and may incur certain costs exercising its right with respect to the collateral. These Funds remain subject to credit risk with respect to the amount it expects to receive from counterparties.

The Funds have sought to mitigate these risks in connection with the uncleared over-the-counter (“OTC”) swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, subject to certain minimum thresholds; however there are no limitations on the percentage of its assets each Fund may invest in swap agreements with a particular counterparty. To the extent any such collateral is insufficient or there are delays in accessing the collateral, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings.

The counterparty risk for cleared derivative transactions is generally lower than for uncleared OTC derivatives since generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing house for performance of financial obligations. In addition, cleared derivative transactions benefit from daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries.

Forward Contracts

A forward contract is a contractual obligation to purchase or sell a specified quantity of a particular underlying asset at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the OTC markets and are not standardized contracts. Forward contracts for a given commodity or currency are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved. Moreover, there is generally no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. In recent years, however, the terms of forward contracts have become more standardized, and in some instances such contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity or currency. The primary risks associated with the use of forward contracts arise from the inability of the counterparty to perform.

Each Fund that invests in forward contracts generally collateralizes the uncleared forward contracts with cash and/or certain securities. Such collateral is generally held for the benefit of the counterparty in a segregated tri-party account at the Custodian to protect the counterparty against non-payment by the Fund. The counterparty also may collateralize the uncleared forward contracts with cash and/or certain securities, which collateral is typically held for the benefit of the Fund in a segregated tri-party account at the Custodian. In the event of a default by the counterparty, and the Fund is owed money in the uncleared forward transaction, such Fund will seek withdrawal of this collateral from the segregated account and may incur certain costs exercising its right with respect to the collateral. These Funds remain subject to credit risk with respect to the amount it expects to receive from OTC counterparties.

The Funds have sought to mitigate these risks with respect to uncleared OTC forwards by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, subject to certain minimum thresholds; however, there are no limitations on the percentage of its assets each Fund may invest in forward contracts with a particular counterparty. To the extent any such collateral is insufficient or there are delays in accessing the collateral, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings.

The forward markets provide what has typically been a highly liquid market for foreign exchange trading, and in certain cases the prices quoted for foreign exchange forward contracts may be more favorable than the prices for foreign exchange futures contracts traded on U.S. exchanges. Forward contracts have traditionally not been cleared or guaranteed by a third party. However, the Dodd-Frank Act provides for significant reforms of OTC derivatives markets, including a requirement to execute most forward transactions on a CFTC regulated market and/or to clear such transactions through a CFTC-regulated central clearing organization. Commercial banks participating in trading OTC foreign exchange forward contracts often do not require margin deposits, but rely upon internal credit limitations and their judgments regarding the creditworthiness of their counterparties. In recent years, however, many OTC market participants in foreign exchange trading have begun to require that their counterparties post margin.

Futures Contracts

A futures contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of commodity at a specified time and place or alternatively, may call for cash settlement as is the case with VIX futures contracts. Futures contracts are traded on a wide variety of commodities, including bonds, interest rates, agricultural products, stock indexes, currencies, energy, metals, economic indicators and statistical measures. The notional size and calendar term of futures contracts on a particular commodity are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller. Each Fund generally deposits cash with a Futures Commission Merchant (“FCM”) for its open positions in futures contracts, which may, in turn, transfer such deposits to the clearing house to protect the clearing house against non-payment by the Fund. The clearing house becomes substituted for each counterparty to a futures contract, and, in effect, guarantees performance. In addition, the FCM may require the Funds to deposit collateral in excess of the clearing house’s margin requirements for the FCM’s own protection.

Certain futures contracts, such as VIX futures contracts (including the futures contracts that comprise each of the VIX Futures Indexes), as well as stock index contracts and certain commodity futures contracts, settle in cash, reflecting the difference between the contract purchase/sale price and the contract settlement price. The cash settlement mechanism avoids the potential for either side to have to deliver the underlying asset. For other futures contracts, the contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying asset or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowance for brokerage commissions, constitutes the profit or loss to the trader.

Regulations

Derivatives exchanges in the United States are subject to regulation under the CEA, by the CFTC, the governmental agency having responsibility for regulation of derivatives exchanges and trading on those exchanges. Following the adoption of the Dodd-Frank Act, the CFTC also has authority to regulate OTC derivative markets, including certain OTC foreign exchange markets. The CFTC has exclusive authority to designate exchanges for the trading of specific futures contracts and options on futures contracts and to prescribe rules and regulations of the marketing of each. The CFTC also regulates the activities of “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator, such as the Sponsor, to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of the Funds. The CEA requires all FCMs to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. See “Item 1A. Risk Factors. Risks Related to Regulatory Requirements and Potential Legislative Changes-Failure of the FCMs to segregate assets may increase losses in the Funds” in this Annual Report on Form 10-K.

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

Pursuant to authority in the CEA, the National Futures Association (the “NFA”) has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only self regulatory organization for commodities professionals other than exchanges. As such, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals that do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity pool operators, FCMs, swap dealers, commodity trading advisors, introducing brokers and their respective associated persons and floor brokers. The Sponsor is a member of the NFA (the Funds themselves are not required to become members of the NFA). As an NFA member, the Sponsor is subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. The CFTC is prohibited by statute from regulating trading on foreign commodity exchanges and markets.

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

The Dow Jones-UBS is comprised of five different commodity sectors: energy, livestock, industrial metals, precious metals and agriculture. These five sectors track futures contracts prices of 22 specific commodities: natural gas, WTI crude oil, brent crude, unleaded gasoline, heating oil, live cattle, lean hogs, Hard Red Winter Wheat (KBWT), wheat, corn, soybeans, soybean oil, soybean meal, aluminum, copper, zinc, nickel, gold, silver, sugar, cotton and coffee. The Dow Jones-UBS is designed to minimize concentration in any one commodity or sector. No single commodity can constitute more than 15% of the Dow-Jones UBS and no related group of commodities (e.g., energy, precious metals, livestock or grains) may constitute more than 33% of the index as of the annual reweighting of the components. The Dow Jones-UBS family of indices also includes ten subindexes that group commodities based on type, as well as single commodity subindexes representing each of the commodities that are currently tracked by the Dow Jones-UBS. As discussed below, ProShares UltraShort DJ-UBS Crude Oil and ProShares Ultra DJ-UBS Crude Oil are designed to track one of these subindexes, the Dow Jones-UBS WTI Crude Oil SubindexSM and ProShares UltraShort DJ-UBS Natural Gas and ProShares Ultra DJ-UBS Natural Gas are designed to track another one of these sub-indexes, the Dow Jones-UBS Natural Gas Subindex SM.

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

The Dow Jones-UBS is a proprietary index that UBS Securities LLC (successor to AIG Financial Products Corp.) developed and that Dow Jones, in conjunction with UBS Securities LLC, calculates. The methodology for determining the composition and weighting of the Index and for calculating its level is subject to modification by the sponsors at any time. Dow Jones disseminates the Index level at least every 15 seconds from 8:00 a.m. to 3:00 p.m. (Eastern Time), and publishes a daily Index level at approximately 5:00 p.m. (Eastern Time), each business day.

As of October 31, 2013, the most recent available date of such information prior to December 31, 2013, the individual commodity weightings for the Dow Jones-UBS for 2013 and 2014 were as follows:

Commodity	2013 Target Weights (%)	2014 Target Weights (%)
Natural Gas	10.42%	9.45%
WTI Crude Oil	9.21%	8.49%
Brent Crude Oil	5.79%	6.51%
Unleaded Gasoline	3.46%	3.62%
Heating Oil	3.52%	3.72%
Live Cattle	3.28%	3.27%
Lean Hogs	1.90%	1.87%
Wheat	3.43%	3.34%
HRW Wheat	1.32%	1.21%
Corn	7.05%	7.20%
Soybeans	5.49%	5.68%
Soybean Oil	2.74%	2.83%
Soybean Meal	2.61%	2.68%
Aluminum	4.91%	4.72%
Copper	7.28%	7.51%
Zinc	2.52%	2.31%
Nickel	2.24%	2.05%
Gold	10.82%	11.53%
Silver	3.90%	4.14%
Sugar	3.89%	3.96%
Cotton	1.77%	1.58%
Coffee	2.44%	2.32%

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

Information About the Index Licensor

The Dow Jones-UBS Commodity IndexesSM are a joint product of DJI Opco, LLC (“DJI Opco”), a subsidiary of S&P Dow Jones Indices LLC, and UBS Securities LLC (“UBS Securities”), and have been licensed for use. Dow Jones® and DJ® are trademarks of Dow Jones Trademark Holdings, LLC (“Dow Jones”); “UBS” is a registered trademark of UBS AG (“UBS AG”); S&P® is a registered trademark of Standard & Poor’s Financial Services LLC; and these trademarks have been licensed for use by DJI Opco and sublicensed for certain purposes by the Trust (“Licensee”).

The Funds are not sponsored, endorsed, sold or promoted by Dow Jones, UBS AG, UBS Securities, DJI Opco or any of their subsidiaries or affiliates. None of Dow Jones, UBS AG, UBS Securities, DJI Opco or any of their subsidiaries or affiliates makes any representation or warranty, express or implied, to the owners of or counterparts to the Funds or any member of the public regarding the advisability of investing in securities or commodities generally or in the Funds particularly. The only relationship of Dow Jones, UBS AG, UBS Securities, DJI Opco or any of their subsidiaries or affiliates to the Licensee is the licensing of certain trademarks, trade names and service marks and of the DJ-UBSCI, which is determined, composed and calculated by DJI Opco in conjunction with UBS Securities without regard to the Licensee or the Funds. UBS Securities and DJI Opco have no obligation to take the needs of the Licensee or the owners of the Funds into consideration in determining, composing or calculating DJ-UBSCI. None of Dow Jones, UBS AG, UBS Securities, DJI Opco or any of their respective subsidiaries or affiliates is responsible for or has participated in the determination of the timing of, prices at, or quantities of the Funds to be issued or in the determination or calculation of the equation by which the Funds are to be converted into cash, surrendered or redeemed, as the case may be. None of Dow Jones, UBS AG, UBS Securities, DJI Opco or any of their subsidiaries or affiliates shall have any obligation or liability, including, without limitation, to Fund customers, in connection with the administration, marketing or trading of the Funds. Notwithstanding the foregoing, UBS AG, UBS Securities, CME Group Inc., an affiliate of S&P Dow Jones Indices LLC, and their respective subsidiaries and affiliates may independently issue and/or sponsor financial products unrelated to the Funds currently being issued by Licensee, but which may be similar to and competitive with the Funds. In addition, UBS AG, UBS Securities, CME Group Inc. and their subsidiaries and affiliates actively trade commodities, commodity indexes and commodity futures (including the Dow Jones-UBS Commodity Index and Dow Jones-UBS Commodity Index Total ReturnSM), as well as swaps, options and derivatives which are linked to the performance of such commodities, commodity indexes and commodity futures. It is possible that this trading activity will affect the value of the Dow Jones-UBS Commodity Index and Funds.

This Annual Report on Form 10-K relates only to the Funds and does not relate to the exchange-traded physical commodities underlying any of the DJ-UBSCI components. Purchasers of the Funds should not conclude that the inclusion of a futures contract in the Dow Jones-UBS Commodity Index is any form of investment recommendation of the futures contract or the underlying exchange-traded physical commodity by Dow Jones, UBS AG, UBS Securities, DJI Opco or any of their subsidiaries or affiliates. The information in the Annual Report on Form 10-K regarding the Dow Jones-UBS Commodity Index components has been derived solely from publicly available documents. None of Dow Jones, UBS AG, UBS Securities, DJI Opco or any of their subsidiaries or affiliates has made any due diligence inquiries with respect to the Dow Jones-UBS Commodity Index components in connection with the Funds. None of Dow Jones, UBS AG, UBS Securities, DJI Opco or any of their subsidiaries or affiliates makes any representation that these publicly available documents or any other publicly available information regarding the Dow Jones-UBS Commodity Index components, including without limitation a description of factors that affect the prices of such components, are accurate or complete.

NONE OF DOW JONES, UBS AG, UBS SECURITIES, DJI OPCO OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES GUARANTEES THE ACCURACY AND/OR THE COMPLETENESS OF THE DOW JONES-UBS COMMODITY INDEX OR ANY DATA RELATED THERETO AND NONE OF DOW JONES, UBS AG, UBS SECURITIES, DJI OPCO OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES SHALL HAVE ANY LIABILITY FOR ANY ERRORS, OMISSIONS OR INTERRUPTIONS THEREIN. NONE OF DOW JONES, UBS AG, UBS SECURITIES, DJI OPCO OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES MAKES ANY WARRANTY, EXPRESS OR IMPLIED, AS TO RESULTS TO BE OBTAINED BY THE LICENSEE, OWNERS OF THE FUNDS OR ANY OTHER PERSON OR ENTITY FROM THE USE OF THE DOW JONES-UBS COMMODITY INDEXSM OR ANY DATA RELATED THERETO. NONE OF DOW JONES, UBS AG, UBS SECURITIES, DJI OPCO OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES MAKES ANY EXPRESS OR IMPLIED WARRANTIES AND EXPRESSLY DISCLAIMS ALL WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE WITH RESPECT TO THE DOW JONES-UBS COMMODITY INDEXSM OR ANY DATA RELATED THERETO. WITHOUT LIMITING ANY OF THE FOREGOING, IN NO EVENT SHALL DOW JONES, UBS AG, UBS SECURITIES, DJI OPCO OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES HAVE ANY LIABILITY FOR ANY LOST PROFITS OR INDIRECT, PUNITIVE, SPECIAL OR CONSEQUENTIAL DAMAGES OR LOSSES, EVEN IF NOTIFIED OF THE POSSIBILITY THEREOF. THERE ARE NO THIRD PARTY BENEFICIARIES OF ANY AGREEMENTS OR ARRANGEMENTS AMONG UBS SECURITIES, DJI OPCO AND THE LICENSEE, OTHER THAN UBS AG AND THE LICENSORS OF DJI OPCO.

Description of the Commodity Benchmarks

Gold

ProShares UltraShort Gold and ProShares Ultra Gold are designed to correspond (before fees and expenses) to two times the inverse (-2x) or two times (2x), respectively, of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. The Funds do not directly or physically hold the underlying gold, but instead, seek exposure to gold through the use of Financial Instruments whose value is based on the underlying price of gold to pursue their investment objective. The benchmark price of gold is the U.S. dollar price of gold bullion as measured by the London afternoon fixing price per troy ounce of unallocated gold bullion for delivery in London through a member of the London Bullion Market Association (“LBMA”) authorized to effect such delivery.

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

Silver

ProShares UltraShort Silver and ProShares Ultra Silver are designed to correspond (before fees and expenses) to two times the inverse (-2x) or two times (2x), respectively, of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London. The Funds do not directly or physically hold the underlying silver, but instead seek exposure to silver through the use of Financial Instruments whose value is based on the underlying price of silver to pursue their investment objective. The benchmark price of silver is the U.S. dollar price of silver bullion as measured by the London fixing price per troy ounce of unallocated silver bullion for delivery in London through a member of the LBMA authorized to effect such delivery.

The price of silver is volatile with fluctuations expected to affect the value of the Shares of the Fund. The largest industrial users of silver are the photographic, jewelry, and electronic industries and developments in these industries among other factors may influence the price of silver. Like gold, the silver market is a global marketplace consisting of both OTC transactions and exchange-traded products. The OTC market generally consists of transactions in spot, forwards, options and other derivatives, while exchange-traded transactions consist of futures and options.

A London silver “fix” is conducted each trading day at 12:00 p.m. London time providing a reference silver price for that day’s trading. Many long-term contracts are priced on the basis of the London silver fix and market participants will usually refer to the London silver fix when looking for a basis for valuation.

Description of the Currencies Benchmarks

The Currency Funds are designed to correspond (before fees and expenses) to the inverse (-1), two times the inverse (-2x), or two times (2x) of the daily performance of the spot price of the applicable currency versus the U.S. dollar. The spot price of each currency is measured by the 4:00 p.m. (Eastern Time) spot prices as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency. The Currency Funds do not necessarily directly or physically hold the underlying currency or currencies and will instead seek exposure through the use of certain Financial Instruments whose value is based on the price of the underlying currency to pursue its investment objective.

Australian Dollar

ProShares UltraShort Australian Dollar and ProShares Ultra Australian Dollar are designed to correspond (before fees and expenses) to two times the inverse (-2x) or two times (2x) of the daily performance of the Australian dollar spot price versus the U.S. dollar, respectively. These Funds use the 4:00 p.m. (Eastern Time) Australian dollar/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency, as the basis for the underlying benchmark.

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

Euro

ProShares Short Euro, ProShares UltraShort Euro and ProShares Ultra Euro are designed to correspond (before fees and expenses) to the inverse (-1), two times the inverse (-2x), or two times (2x) of the daily performance of the euro spot price versus the U.S. dollar, respectively. These Funds use the 4:00 p.m. (Eastern Time) euro/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency, as the basis for the underlying benchmark.

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

At its inception on January 1, 1999, the euro was launched as an electronic currency used by banks, foreign exchange dealers and stock markets. In 2002, the euro became cash currency for approximately 300 million citizens of 12 European countries. As of December 31, 2013, 23 countries used the euro, including Andorra, Cyprus, Estonia, Kosovo, Malta, Monaco, Montenegro, San Marino, Slovakia, Slovenia and the Vatican City. As of January 1, 2014, Latvia became the twenty-fourth country to use the euro.

Although the European countries that have adopted the euro are members of the European Union (“EU”), Bulgaria, Czech Republic, Denmark, Croatia, Lithuania, Hungary, Poland, Romania, Sweden and the United Kingdom are EU members that have not adopted the euro as their national currency.

Japanese Yen

ProShares UltraShort Yen and ProShares Ultra Yen are designed to correspond (before fees and expenses) to two times the inverse (-2x) or two times (2x), respectively, of the daily performance of the Japanese yen spot price versus the U.S. dollar. These Funds use the 4:00 p.m. (Eastern Time) Japanese yen/U.S. dollar exchange rate as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency, as the basis for the underlying benchmark.

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

The level of each VIX Futures Index will be published by Bloomberg L.P. in real time and at the close of trading on each VIX Futures Index business day under the following ticker symbols:

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

While the VIX represents a measure of the current expected volatility of the S&P 500 over the next 30 days, the prices of VIX futures contracts are based on the current expectation of what the expected 30-day volatility will be at a particular time in the future (on the expiration date). The VIX and VIX futures generally behave quite differently. To illustrate, on November 29, 2013, the VIX was 13.70 and the price of the December 2013 VIX futures contracts expiring on December 17, 2013 was 13.95. In this example, the price of the VIX represented the 30-day implied, or “spot,” volatility (the volatility expected for the period from November 29, 2013 to December 31, 2013) of the S&P 500 and the December VIX futures contracts represented forward implied volatility (the volatility expected for the period from December 17, 2013 to January 21, 2014) of the S&P 500. The spot/forward relationship between the VIX and VIX futures has two noteworthy consequences: (1) the price of a VIX futures contract can be lower, equal to or higher than the VIX, depending on whether the market expects volatility to be lower, equal to or higher in the 30-day forward period covered by the VIX futures contract than in the 30-day spot period covered by the VIX; and (2) an investor cannot create a position equivalent to one in VIX futures contracts by buying the VIX and holding the position to the futures expiration date while financing the transaction.

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

The S&P 500

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non-mechanical process that factors in criteria such as liquidity, price, market capitalization and financial viability. Reconstitution occurs both on a quarterly and ongoing basis. As of December 31, 2013, the S&P 500 included companies with capitalizations between $3.3 billion and $504.9 billion. The average capitalization of the companies comprising the Index was approximately $35 billion. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. S&P chooses companies for inclusion in the S&P 500 with the objective of achieving a distribution by broad industry groupings that approximates the distribution of these groupings in the common stock population of the U.S. equity market. S&P may from time-to-time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

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

Creation and Redemption of Shares

Each Fund creates and redeems Shares from time to time, but only in one or more Creation Units. A Creation Unit is a block of 50,000 Shares of a Geared Fund or a block of 25,000 Shares of a Matching VIX Fund. Creation Units may be created or redeemed only by Authorized Participants. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The manner by which Creation Units are purchased and redeemed is dictated by the terms of the Authorized Participant Agreement and Authorized Participant Handbook. By placing a purchase order, an Authorized Participant agrees to deposit cash (unless as provided otherwise in the prospectus) with the Custodian of the Funds. If permitted by the Sponsor in its sole discretion with respect to a Fund, an Authorized Participant may also agree to enter into or arrange for an exchange of a futures contract for related position (“EFCRP”) or block trade with the relevant Fund whereby the Authorized Participant would also transfer to such Fund a number and type of exchange-traded futures contracts at or near the closing settlement price for such contracts on the purchase order date. Similarly, the Sponsor in its sole discretion may agree with an Authorized Participant to use an EFCRP to effect an order to redeem Creation Units.

An EFCRP is a technique permitted by the rules of the applicable futures exchange that, as utilized by a Fund in the Sponsor’s discretion, would allow such Fund to take a position in a futures contract from an Authorized Participant, or give futures contracts to an Authorized Participant, in the case of a redemption, rather than to enter the futures exchange markets to obtain such a position. An EFCRP by itself will not change either party’s net risk position materially. Because the futures position that a Fund would otherwise need to take in order to meet its investment objective can be obtained without unnecessarily impacting the financial or futures markets or their pricing, EFCRPs can generally be viewed as transactions beneficial to a Fund. A block trade is a technique that permits certain Funds to obtain a futures position without going through the market auction system and can generally be viewed as a transaction beneficial to the Fund.

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

Creation Procedures

On any Business Day, an Authorized Participant may place an order with the Distributor to create one or more Creation Units. For purposes of processing both purchase and redemption orders, a “Business Day” means any day on which the NAV of such Fund is determined. Purchase orders must be placed by the cut-off time shown below or earlier if the NYSE, a Fund’s primary listing exchange, or other exchange material to the valuation or operation of such Fund (an “Exchange” as defined below) closes before the cut-off time. If a purchase order is received prior to the applicable cut-off time, the day on which SEI receives a valid purchase order is the purchase order date. If the purchase order is received after the applicable cut-off time, the purchase order date will be the next day. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of such Creation Units, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the purchase order.

Determination of Required Payment

The total payment required to create each Creation Unit is the NAV of 50,000 Shares of the applicable Geared Fund or 25,000 Shares of the applicable Matching VIX Fund on the purchase order date plus the applicable transaction fee. For each Fund, Authorized Participants have create/redeem cut-off times prior to the NAV calculation time, which may be different from the close of the U.S. markets, as shown in the table below.

Underlying Benchmark	Create/Redeem Cutoff		NAV Calculation Time
Silver	6:30 a.m. (Eastern Time	)	7:00 a.m. (Eastern Time	)*
Gold	9:30 a.m. (Eastern Time	)	10:00 a.m. (Eastern Time	)*
DJ-UBS Commodity IndexSM	10:45 a.m. (Eastern Time	)	3:00 p.m. (Eastern Time	)
S&P VIX Short-Term Futures	2:00 p.m. (Eastern Time	)	4:15 p.m. (Eastern Time	)
S&P VIX Mid-Term Futures	2:00 p.m. (Eastern Time	)	4:15 p.m. (Eastern Time	)
DJ-UBS WTI Crude Oil SubindexSM	2:00 p.m. (Eastern Time	)	2:30 p.m. (Eastern Time	)
DJ-UBS Natural Gas SubindexSM	2:00 p.m. (Eastern Time	)	2:30 p.m. (Eastern Time	)
Australian dollar	3:00 p.m. (Eastern Time	)	4:00 p.m. (Eastern Time	)
Euro	3:00 p.m. (Eastern Time	)	4:00 p.m. (Eastern Time	)
Yen	3:00 p.m. (Eastern Time	)	4:00 p.m. (Eastern Time	)

*	For silver and gold, this time may vary due to differences in when daylight savings time is effective between London and New York. The actual times equate to noon London time for silver and 3:00 p.m. London time for gold.

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

Suspension or Rejection of Purchase Orders

In respect of any Fund, the Sponsor may, in its discretion, suspend the right to purchase, or postpone the purchase settlement date, (1) for any period during which any of the NYSE, NYSE Arca, CBOE, CFE, CME (including CBOT and NYMEX) or ICE or other exchange material to the valuation or operation of the Funds (each, an “Exchange”) is closed or when trading is suspended or restricted on such exchanges in any of the underlying commodities; (2) for any period during which an emergency exists as a result of which the fulfillment of a purchase order is not reasonably practicable; or (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

Determination of Redemption Proceeds

The redemption proceeds from a Fund consist of the cash redemption amount and, if permitted by the Sponsor in its sole discretion with respect to a Fund, an EFCRP or block trade with the relevant Fund. The cash redemption amount is equal to the NAV of the number of Creation Unit(s) of such Fund requested in the Authorized Participant’s redemption order as of the time of the calculation of such Fund’s NAV on the redemption order date, less transaction fees and any amounts attributable to any applicable EFCRP or block trade.

Delivery of Redemption Proceeds

The redemption proceeds due from a Fund are delivered to the Authorized Participant at noon (Eastern Time), on the third Business Day immediately following the redemption order date if, by such time on such Business Day immediately following the redemption order date, a Fund’s DTC account has been credited with the Creation Units to be redeemed. The Fund should be credited through: (1) the CNS clearing process of NSCC, as such processes have been enhanced to effect creations and redemptions of Creation Units; or (2) the facilities of DTC on a Delivery Versus Payment basis. If a Fund’s DTC account has not been credited with all of the Creation Units to be redeemed by such time, the redemption distribution is delivered to the extent whole Creation Units are received. Any remainder of the redemption distribution is delivered on the next Business Day to the extent any remaining whole Creation Units are received if: (1) the Sponsor receives the fee applicable to the extension of the redemption distribution date which the Sponsor may, from time to time, determine, and; (2) the remaining Creation Units to be redeemed are credited to the Fund’s DTC account by noon (Eastern Time), on such next Business Day. Any further outstanding amount of the redemption order may be cancelled. The Authorized Participant will be responsible for reimbursing a Fund for all costs associated with cancelling the order including costs for repositioning the portfolio.

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

Suspension or Rejection of Redemption Orders

In respect of any Fund, the Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date: (1) for any period during which any Exchange is closed or when trading is suspended or restricted on such Exchanges in any of the underlying commodities; (2) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable; or (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

NAV

The NAV in respect of a Fund, means the total assets of the Fund including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of such Fund, each determined on the basis of generally accepted accounting principles in the United States, consistently applied under the accrual method of accounting. In particular, the NAV includes any unrealized profit or loss on open Financial Instruments, and any other credit or debit accruing to a Fund but unpaid or not received by a Fund. The NAV per Share of each Fund is computed by dividing the value of the net assets of such Fund (i.e., the value of its total assets less total liabilities) by its total number of Shares outstanding. Expenses and fees are accrued daily and taken into account for purposes of determining the NAV. Each Fund’s NAV is calculated on each day other than a day when the NYSE or one (or more) of such Fund’s Exchanges is closed for regular trading. The Funds compute their NAVs at the times set forth below, or an earlier time as set forth on www.ProShares.com if necessitated by the NYSE or an Exchange closing early.

Fund	NAV Calculation Time

ProShares UltraShort Silver
ProShares Ultra Silver	7:00 a.m. (Eastern Time)*

ProShares UltraShort Gold
ProShares Ultra Gold	10:00 a.m. (Eastern Time)*

ProShares UltraShort DJ-UBS Crude Oil
ProShares Ultra DJ-UBS Crude Oil	2:30 p.m. (Eastern Time)

ProShares UltraShort DJ-UBS Natural Gas
ProShares Ultra DJ-UBS Natural Gas	2:30 p.m. (Eastern Time)

ProShares UltraShort DJ-UBS Commodity
ProShares Ultra DJ-UBS Commodity	3:00 p.m. (Eastern Time)

ProShares UltraShort Australian Dollar
ProShares Ultra Australian Dollar	4:00 p.m. (Eastern Time)

ProShares Short Euro
ProShares UltraShort Euro
ProShares Ultra Euro	4:00 p.m. (Eastern Time)

ProShares UltraShort Yen
ProShares Ultra Yen	4:00 p.m. (Eastern Time)

ProShares VIX Short-Term Futures
ProShares Ultra VIX Short-Term Futures
ProShares Short VIX Short-Term Futures	4:15 p.m. (Eastern Time)

ProShares VIX Mid-Term Futures	4:15 p.m. (Eastern Time)

*	For silver and gold, this time may vary due to differences in when daylight savings time is effective between London and New York. The actual times equate to noon London time for silver and 3:00 p.m. London time for gold.

In calculating the NAV of a Fund, the settlement value of the Fund’s non-exchange traded Financial Instruments, is determined by applying the then-current disseminated value for the applicable benchmark to the terms of such Fund’s non-exchange traded Financial Instruments. However, in the event that an underlying reference asset is not trading due to the operation of daily limits or otherwise, the Sponsor may, in its sole discretion, choose to fair value the index level in order to value the Fund’s non-exchange traded Financial Instruments for purposes of the NAV calculation. Futures contracts traded on a U.S. exchange are calculated at their then-current market value, which is based upon the settlement price (for the Commodity Index Funds and the VIX Funds) or the last traded price before the NAV time (for the Commodity Funds and the Currency Funds), for that particular futures contract traded on the applicable U.S. exchange on the date with respect to which the NAV is being determined. If a futures contract traded on a U.S. exchange could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the Sponsor may, in its sole discretion, choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value prices would generally be determined based on available inputs about the current value of the underlying reference assets and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards.

The Funds may use a variety of money market instruments to invest excess cash. Short-term bonds used in this capacity and expected to be held-to-maturity will be priced for NAV purposes at amortized cost.

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

Purchases and Sales in the Secondary Market on the NYSE Arca

The Shares of each Fund are listed on the NYSE Arca. Eight of the Funds, ProShares UltraShort DJ-UBS Commodity, UltraShort DJ-UBS Crude Oil, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra Euro and ProShares Ultra Yen, began trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares UltraShort Silver, ProShares UltraShort Gold, ProShares Ultra Silver and ProShares Ultra Gold, began trading on the NYSE Arca on December 3, 2008. Two of the VIX Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, began trading on the NYSE Arca on January 3, 2011. Two of the VIX Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, began trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares UltraShort DJ-UBS Natural Gas and ProShares Ultra DJ-UBS Natural Gas, began trading on the NYSE Arca on October 4, 2011. One of the Funds, ProShares Short Euro, commenced trading on the NYSE Arca on June 26, 2012. Two of the Funds, ProShares UltraShort Australian Dollar and ProShares Ultra Australian Dollar, commenced trading on the NYSE Arca on July 17, 2012. The Shares of each Fund that has commenced investment operations are listed on the NYSE Arca under the following symbols:

Fund	Ticker Symbol
ProShares UltraShort DJ-UBS Commodity	CMD
ProShares UltraShort DJ-UBS Crude Oil	SCO
ProShares UltraShort DJ-UBS Natural Gas	KOLD
ProShares UltraShort Gold	GLL
ProShares UltraShort Silver	ZSL
ProShares Short Euro	EUFX
ProShares UltraShort Australian Dollar	CROC
ProShares UltraShort Euro	EUO
ProShares UltraShort Yen	YCS
ProShares Ultra DJ-UBS Commodity	UCD
ProShares Ultra DJ-UBS Crude Oil	UCO
ProShares Ultra DJ-UBS Natural Gas	BOIL
ProShares Ultra Gold	UGL
ProShares Ultra Silver	AGQ
ProShares Ultra Australian Dollar	GDAY
ProShares Ultra Euro	ULE
ProShares Ultra Yen	YCL
ProShares VIX Short-Term Futures ETF	VIXY
ProShares VIX Mid-Term Futures ETF	VIXM
ProShares Ultra VIX Short-Term Futures ETF	UVXY
ProShares Short VIX Short-Term Futures ETF	SVXY

Secondary market purchases and sales of Shares are subject to ordinary brokerage commissions and charges. The Shares of each Fund trade like any other exchange-listed security.

Fees and Expenses

Offering Expenses

The Trust has paid expenses incurred in connection with organizing the initial offering of each Fund’s Shares, and the Sponsor did not charge its fee in the first year of operations of each Fund in an amount equal to the offering costs. The Sponsor reimbursed each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund to the extent that its offering costs exceeded 0.95% of its average daily NAV for the first year of operations. The Sponsor reimbursed each Matching VIX Fund to the extent that its offering costs exceeded 0.85% of its average daily NAV for the first year of operations. Normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund are paid by the Sponsor.

Offering expenses mean those expenses incurred in connection with the qualification and registration of the Shares of each Fund and in offering, distributing and processing the Shares of each Fund under applicable federal law, and any other expenses actually incurred and, directly or indirectly, related to the organization of each offering of the Shares of such Fund, including, but not limited to, expenses such as:

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

Management Fee

Each Geared Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a management fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV. No other management fee is paid by the Funds. The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Funds that the Sponsor pays directly.

Licensing Fee

The Sponsor pays Dow Jones-UBS a licensing fee for the Dow Jones-UBS Commodity IndexSM as well as for each subindex that serves as a benchmark for a Commodity Index Fund. The Sponsor pays S&P a licensing fee for use of the VIX Futures Indexes as indexes for the VIX Funds.

Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor pays all of the routine operational, administrative and other ordinary expenses of each Fund, generally, as determined by the Sponsor, including, but not limited to, fees and expenses of the Administrator, Custodian, Distributor, ProFunds Distributors, Inc., an affiliated broker-dealer of the Sponsor, and Transfer Agent, licensing fees, accounting and audit fees and expenses, tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund, FINRA filing fees, individual K-1 preparation and mailing fees not exceeding 0.10% per annum of the NAV of a Fund, and report preparation and mailing expenses.

Non-Recurring Fees and Expenses

Each Fund pays all its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other material expenses which are not currently anticipated obligations of the Funds. Such fees and expenses are those that are non-recurring, unexpected or unusual in nature. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

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

Brokerage Commissions and Fees

Each Fund, with the exception of the Matching VIX Funds, pays all of its brokerage commissions, including applicable exchange fees, NFA fees and give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investments in CFTC regulated investments. The Sponsor is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds.

Other Transaction Costs

The Funds bear other transaction costs including the effects of trading spreads and financing costs/fees, if any, associated with the use of Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities (such as shares of money market funds and collateralized repurchase agreements).

Employees

The Trust has no employees.

Item 1A.	Risk Factors.

These risk factors should be read in connection with the other information included in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Funds’ Financial Statements and the related Notes to the Funds’ Financial Statements. For purposes of this section:

•	The term “Geared VIX Fund” refers to ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF;

•	The term “Geared Fund” refers to ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Short Euro, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen, and each Geared VIX Fund;

•	The term “Commodity Index Fund” refers to ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Natural Gas, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil and ProShares Ultra DJ-UBS Natural Gas;

•	The term “Commodity Fund” refers to ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares Ultra Silver;

•	The term “Currency Fund” refers to ProShares Short Euro, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen;

•	The term “Matching VIX Fund” refers to ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF; and

•	The term “VIX Fund” refers to each Geared VIX Fund and each Matching VIX Fund.

Risks Specific to the Geared Funds

In addition to the risks described elsewhere in this “Risk Factors” section, the following risks apply to the Geared Funds.

Due to the compounding of daily returns, the Geared Funds’ returns over periods longer than a single day will likely differ in amount and possibly even direction from the Fund multiple times the benchmark return for the period.

Each of the Geared Funds are “geared” funds in the sense that each has an investment objective to correspond (before fees and expenses) to the inverse (e.g., -1x), the inverse multiple (e.g., -2x), or the multiple (e.g., 2x), of the performance of a benchmark on a given day. Each Geared Fund seeks investment results for a single day only, as measured from its NAV calculation time to its next NAV calculation time, and not for any other period. The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from the inverse (-1x), two times the inverse (-2x), or two times (2x) the return of the Geared Fund’s benchmark for the period. A Geared Fund will lose money if its benchmark’s performance is flat over time, and it is possible for a Geared Fund to lose money over time even if its benchmark’s performance increases (or decreases in the case of a Short Fund or an UltraShort Fund), as a result of daily rebalancing, the benchmark’s volatility and compounding. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Geared Fund’s underlying benchmark.

Each Ultra or UltraShort Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra Fund with a 2x multiple should be approximately two times as volatile on a daily basis as the return of a fund with an objective of matching the same benchmark. The daily return of a Short or an UltraShort Fund is designed to return the inverse (-1x) or two times the inverse (-2x) of the return that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present different risks than other funds. The Geared Funds that use leverage are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Daily objective geared funds, if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets, can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor and/or periodically rebalance their portfolios. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.

The hypothetical examples below illustrate how daily geared fund returns can behave for periods longer than a single day. Each involves a hypothetical fund XYZ that seeks to double the daily performance of benchmark XYZ. On each day, fund XYZ performs in line with its objective (two times (2x) the benchmark’s daily performance before fees and expenses). Notice that, in the first example (showing an overall benchmark loss for the period), over the entire seven-day period, the fund’s total return is more than two times the loss of the period return of the benchmark. For the seven-day period, benchmark XYZ lost 3.26% while fund XYZ lost 7.01% (versus -6.52% or 2 x -3.26%).

	Benchmark XYZ		Fund XYZ
	Level	Daily Performance	Daily Performance	Net Asset Value
Start	100.00			$100.00
Day 1	97.00	–3.00%	–6.00%	$94.00
Day 2	99.91	3.00%	6.00%	$99.64
Day 3	96.91	–3.00%	–6.00%	$93.66
Day 4	99.82	3.00%	6.00%	$99.28
Day 5	96.83	–3.00%	–6.00%	$93.32
Day 6	99.73	3.00%	6.00%	$98.92
Day 7	96.74	–3.00%	–6.00%	$92.99

Total Return		–3.26%	–7.01%

Similarly, in another example (showing an overall benchmark gain for the period), over the entire seven-day period, the fund’s total return is considerably less than double that of the period return of the benchmark. For the seven-day period, benchmark XYZ gained 2.72% while fund XYZ gained 4.86% (versus 5.44% (or 2 x 2.72%)).

	Benchmark XYZ		Fund XYZ
	Level	Daily Performance	Daily Performance	Net Asset Value
Start	100.00			$100.00
Day 1	103.00	3.00%	6.00%	$106.00
Day 2	99.91	–3.00%	–6.00%	$99.64
Day 3	102.91	3.00%	6.00%	$105.62
Day 4	99.82	–3.00%	–6.00%	$99.28
Day 5	102.81	3.00%	6.00%	$105.24
Day 6	99.73	–3.00%	–6.00%	$98.92
Day 7	102.72	3.00%	6.00%	$104.86

Total Return		2.72%	4.86%

These effects are caused by compounding, which exists in all investments, but has a more significant impact in geared funds. In general, during periods of higher benchmark volatility, compounding will cause results for periods longer than a single day to be less than two times (2x) the return of the benchmark (or less than the inverse (-1x) or two times the inverse (-2x) times the return of the benchmark for the Short Funds or the UltraShort Funds, respectively). This effect becomes more pronounced as volatility increases.

Conversely, in periods of lower benchmark volatility (particularly when combined with higher benchmark returns), fund returns over longer periods can be higher than two times (2x) the return of the benchmark. Actual results for a particular period, before fees and expenses, are also dependent on the magnitude of the benchmark return in addition to the benchmark volatility. Similar effects exist for the Short Funds and the UltraShort Funds, and the significance of these effects are even greater with such inverse or inverse leveraged funds.

The graphs that follow illustrate this point. Each of the graphs shows a simulated hypothetical one-year performance of a benchmark compared with the performance of a geared fund that perfectly achieves its geared daily investment objective. The graphs demonstrate that, for periods greater than a single day, a geared fund is likely to underperform or overperform (but not match) the benchmark performance (or the inverse of the benchmark performance) times the multiple stated as the daily fund objective. Investors should understand the consequences of holding daily rebalanced funds for periods longer than a single day and should actively manage and monitor their investments, as frequently as daily. A one-year period is used solely for illustrative purposes. Deviations from the benchmark return (or the inverse of the benchmark return) times the fund multiple can occur over periods as short as two days (each day as measured from NAV to NAV) and may also occur in periods shorter than a single day (when measured intraday as opposed to NAV to NAV). See “Intraday Price Performance Risk” below for additional details. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates (to obtain required leverage, inverse, or inverse leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (-1x, -2x or 2x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses greater than zero percent were included, the funds’ performance would also be different than that shown. Each of the graphs also assumes a volatility rate of 65%, which is an approximate average of the five-year historical volatility rate of the most volatile benchmark referenced herein (the S&P 500 VIX Short-Term Index). A benchmark’s volatility rate is a statistical measure of the magnitude of fluctuations in its returns.

One-Year Simulation; Index Flat (0%)
(Annualized Index Volatility 65%)
80%
70%
60%
50%
40%
30%
20%
10%
0%
-10%
-20%
-30%
-40%
-50%
-60%
-70%
-80%
One Year Index Return
Index Return 0.0%
+2X Fund Return -34.4%
-2X Fund Return -72.5%

One-Year Simulation; Index Up 52%
(Annualized Index Volatility 65%)
80%
70%
60%
50%
40%
30%
20%
10%
0%
-10%
-20%
-30%
-40%
-50%
-60%
One Year Index Return
Index Return 52.0%
-1X Fund Return -57.0%

One-Year Simulation; Index Up 52%
(Annualized Index Volatility 65%)
One Year Index Return
130%
120%
110%
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
-10%
-20%
-30%
-40%
-50%
-60%
-70%
-80%
-90%
Index Return 52.0%
+2X Fund Return 51.6%
-2X Fund Return -88.1%

One-Year Simulation; Index Down 52%
(Annualized Index Volatility 65%)
One Year Index Return
60%
50%
40%
30%
20%
10%
0%
-10%
-20%
-30%
-40%
-50%
-60%
Index Return -52.0%
-1X Fund Return 37.1%

The historical five year average volatility of the benchmarks utilized by the Funds range from 10.37% to 65.24%, as set forth in the table below.

Index	Identifier	Historical Five-Year Average Volatility Rate As of December 31, 2013
Dow Jones-UBS Commodity IndexSM	DJUBSTR Index	17.51%
Dow Jones-UBS WTI Crude Oil SubindexSM	DJUBSCL Index	31.73%
Dow Jones-UBS Natural Gas SubindexSM	DJUBSNG Index	42.18%
The daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London	GOLDLNPM Index	19.65%
The daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London	SLVRLND Index	40.15%
The U.S. Dollar price of the Euro	EURUSD Curncy	10.37%
The U.S. Dollar price of the Japanese Yen	JPYUSD Curncy	10.40%
The U.S. Dollar price of the Australian Dollar	AUDUSD Curncy	13.60%
S&P 500 VIX Short-Term Futures Index	SPVXSP Index	65.24%
S&P 500 VIX Mid-Term Futures Index	SPVXMP Index	31.32%

The tables below illustrate the impact of two factors that affect a Geared Fund’s performance, benchmark volatility and benchmark return. Benchmark volatility is a statistical measure of the magnitude of fluctuations in the returns of a benchmark and is calculated as the standard deviation of the natural logarithms of one plus the benchmark return (calculated daily), multiplied by the square root of the number of trading days per year (assumed to be 252). The tables show estimated fund returns for a number of combinations of benchmark return and benchmark volatility over a one-year period. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates of zero percent (to obtain required inverse, inverse leveraged or leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (-1x, -2x or 2x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses were included, the fund’s performance would be different than that shown. The tables below show examples in which a geared fund has an investment objective to correspond (before fees and expenses) to the inverse (-1), two times the inverse (-2x) or two times

(2x) the daily performance of a benchmark. The geared fund that has an investment objective to correspond to two times (2x) the daily performance of a benchmark could incorrectly be expected to achieve a 20% return on a yearly basis if the benchmark return was 10%, absent the effects of compounding. However, as the tables below show, with a benchmark volatility of 40%, such a fund would return 3.1%. In the charts below, shaded areas represent those scenarios where a geared fund with the investment objective described will outperform (i.e., return more than) the benchmark performance times the stated multiple in the fund’s investment objective; conversely areas not shaded represent those scenarios where the fund will underperform (i.e., return less than) the benchmark performance times the multiple stated as the daily fund objective.

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

The foregoing tables are intended to isolate the effect of benchmark volatility and benchmark performance on the return of inverse, inverse leveraged or leveraged funds. The Geared Funds’ actual returns may be significantly greater or less than the returns shown above as a result of any of the factors discussed above or under the below risk factor describing correlation risks.

Correlation Risks Specific to the Geared Funds.

In order to achieve a high degree of correlation with their applicable underlying benchmarks, the Geared Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or overexposed to the benchmarks may prevent such Geared Funds from achieving a high degree of correlation with their applicable underlying benchmarks. Market disruptions or closure, large amounts of assets into or out of the Geared Funds, regulatory restrictions or extreme market volatility will adversely affect such Geared Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Because of this, it is unlikely that the Geared Funds will be perfectly exposed (i.e., -1x, -2x or 2x, as applicable) at the end of each day, and the likelihood of being materially under- or overexposed is higher on days when the benchmark levels are volatile near the close of the trading day. In addition, unlike other funds that do not rebalance their portfolios as frequently, each Geared Fund may be subject to increased trading costs associated with daily portfolio rebalancings in order to maintain appropriate exposure to the underlying benchmarks. Such costs include commissions paid to the FCMs, and may vary by FCM.

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

Intraday Price Performance Risk.

Each Geared Fund is rebalanced at or about the time of its NAV calculation time (which may be other than at the close of the U.S. equity markets). As such, the intraday position of the Geared Fund will generally be different from the Geared Fund’s stated daily investment objective (e.g., -1x, -2x or 2x). When Shares are bought intraday, the performance of a Geared Fund’s Shares until the Fund’s next NAV calculation will generally be greater than or less than the Geared Fund’s stated daily inverse, inverse multiple or multiple.

The use of leveraged, inverse and/or inverse leveraged positions could result in the total loss of an investor’s investment.

Each of the UltraShort and Ultra Funds utilize inverse leveraged or leveraged positions in seeking to achieve their respective investment objectives and will lose more money in market environments adverse to their respective daily investment objectives than funds that do not employ leverage. The use of inverse leveraged and/or leveraged positions could result in the total loss of an investor’s investment.

For example, because the UltraShort and Ultra Funds include a -2x or 2x multiplier, a single-day movement in the relevant benchmark approaching 50% at any point in the day could result in the total loss or almost total loss of an investor’s investment if that movement is contrary to the investment objective of the Fund in which an investor has invested, even if such Fund’s benchmark subsequently moves in an opposite direction, eliminating all or a portion of the movement. This would be the case with upward single-day or intraday movements in the underlying benchmark of the UltraShort Funds or downward single-day or intraday movements in the underlying benchmark of the Ultra Funds, even if the underlying benchmark maintains a level greater than zero at all times.

Inverse positions can also result in unlimited losses as the benchmark rises. For the Short Funds, a single-day or intraday increase in the level of the Fund’s benchmark approaching 100% could result in the total loss or almost total loss of an investor’s investment even if such Fund’s benchmark subsequently moves lower.

Risks Specific to the Commodity Funds, the Commodity Index Funds, the Currency Funds and the VIX Funds.

The value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by that Fund. Fluctuations in the price of these Financial Instruments or assets could materially adversely affect an investment in the Shares.

With regard to the Commodity Funds, the Commodity Index Funds and the Currency Funds, several factors may affect the price of an underlying reference asset, and in turn, the Financial Instruments and other assets, if any, owned by such a Fund, including, but not limited to:

•	Significant increases or decreases in the available supply of a physical commodity due to natural or technological factors. Natural factors would include depletion of known cost-effective sources for a commodity or the impact of severe weather on the ability to produce or distribute the commodity. Technological factors, such as increases in availability created by new or improved extraction, refining and processing equipment and methods or decreases caused by failure or unavailability of major refining and processing equipment (for example, shutting down or constructing oil refineries), also materially influence the supply of commodities.

•	Significant increases or decreases in the demand for a physical commodity due to natural or technological factors. Natural factors would include such events as unusual climatological conditions impacting the demand for commodities. Technological factors may include such developments as substitutes for particular commodities.

•	A significant change in the attitude of speculators and investors towards a commodity. Should the speculative community take a negative or positive view towards any given commodity, it could cause a change in world prices of any given commodity and the price of Shares based upon a benchmark related to that commodity will be affected.

•	Large purchases or sales of physical commodities by the official sector. Governments and large institutions have large commodities holdings or may establish major commodities positions. For example, a significant portion of the aggregate world gold holdings is owned by governments, central banks and related institutions. Similarly, nations with centralized or nationalized oil production and organizations such as the Organization of Petroleum Exporting Countries control large physical quantities of crude oil. If one or more of these institutions decides to buy or sell any commodity in amounts large enough to cause a change in world prices, the price of Shares based upon a benchmark related to that commodity, will be affected.

•	Other political factors. In addition to the organized political and institutional trading-related activities described above, peaceful political activity such as imposition of regulations or entry into trade treaties, as well as political disruptions caused by societal breakdown, insurrection and/or war may greatly influence commodities prices.

•	A significant increase or decrease in commodity hedging activity by commodity producers. Should there be an increase or decrease in the level of hedge activity of commodity producing companies, countries and/or organizations, it could cause a change in world prices of any given commodity, causing the price of Shares based upon a benchmark related to that commodity to be affected.

•	The recent proliferation of commodity linked products and their unknown effect on the commodity markets.

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

These factors interrelate in complex ways, and the effect of one factor on the market value of a Fund may offset or enhance the effect of another factor. In addition, the impact of changes in the value of a commodity or currency will affect investors differently depending upon the Commodity Fund or Currency Fund in which investors invest. Daily increases in the value of a commodity or currency will negatively impact the daily performance of Shares of the Short and UltraShort Commodity or Currency Funds. Similarly, the impact of changes in the level of a commodity index or a VIX Futures Index will affect investors depending upon the Commodity Index Fund or VIX Fund in which the investors invest. Daily increases in the level of a commodity index or a VIX Futures Index will negatively impact the daily performance of Shares of the Short VIX Fund and the UltraShort Commodity Index Funds.

Risks specific to ProShares Ultra Euro, ProShares Short Euro and ProShares UltraShort Euro

The European financial markets and the value of the euro have experienced significant volatility recently, in part related to unemployment, budget deficits and economic downturns. In addition, several member countries of the Economic and Monetary Union of the EU have experienced credit rating downgrades, rising government debt levels and, for certain EU member countries (including Greece, Spain, Portugal, Ireland and Italy), weaknesses in sovereign debt. These events, along with decreasing imports or exports, changes in governmental or EU regulations on trade, the default or threat of default by an EU member country on its sovereign debt and/or an economic recession in an EU member country may continue to cause prolonged volatility in euro-related investments.

In addition, given recent events, it is possible that the euro could be abandoned in the future by countries that have already adopted its use. If this were to occur, the value of the euro could fluctuate or decline drastically. Increased volatility related to the euro could exacerbate the effects of daily compounding on the performance of each of ProShares Short Euro, ProShares UltraShort Euro and ProShares Ultra Euro over periods longer than a single day. If the euro is abandoned by all countries that have adopted its use, the Fund may be forced to switch benchmarks or liquidate.

Risks Specific to the VIX Funds

In addition to the risks described elsewhere in this “Risk Factors” section, the following risks apply to the VIX Funds.

The VIX Funds are benchmarked to a VIX Futures Index. They are not benchmarked to the VIX or actual realized volatility of the S&P 500 Index.

The level of each VIX Futures Index is based on the value of the relevant VIX futures contracts based on the VIX comprising the applicable VIX Futures Index. Each VIX Fund is benchmarked to its respective VIX Futures Index and the VIX Funds are not linked to the VIX (which is a measure of implied volatility of the S&P 500 Index over the next 30 days derived from option prices), to realized volatility of the S&P 500 Index or to the options that underlie the VIX calculation. Each VIX Fund should be expected to perform very differently from the VIX over all periods of time. In many cases, the VIX Futures Indexes will significantly underperform the VIX. Furthermore, because each VIX Fund may invest in VIX futures contracts other than the VIX futures contracts comprising the Fund’s VIX Futures Index, the VIX Funds may perform differently than their respective VIX Futures Index.

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

In the past, the level of the VIX has typically reverted over the longer term to a historical mean, and its absolute level has been constrained within a band. It is likely that the spot level of the VIX will continue to be constrained in the future. This implies that the level of VIX futures and the VIX Futures Indexes will likely also be constrained within a band and revert to a long-term mean over time. Because of the mean reverting nature of the VIX Futures Indexes, investors should not expect the VIX Funds to appreciate in value over extended periods. Rather, the VIX Futures Indexes, the VIX Ultra Fund and the Matching VIX Funds will rise and fall (or fall and rise) and the VIX Short Fund will fall and rise (or rise and fall) as volatility increases and decreases (or decreases and increases). For most investors this likely implies that the VIX Funds should only be used as a short-term tactical tool or for diversification purposes rather than an investment in anticipation of long-term gains.

When economic uncertainty increases and there is an associated increase in expected volatility, the value of VIX futures contracts will likely also increase and the potential upside of an investment in a VIX Short Fund will correspondingly be limited as a result. Similarly, when economic uncertainty recedes, and there is an associated decrease in expected volatility, the value of VIX futures contracts will likely also decrease and the potential upside of an investment in a VIX Ultra Fund or a Matching VIX Fund will correspondingly be limited as a result.

Risks Related to All Funds

Correlation Risks for all Funds.

While the Funds seek to meet their investment objectives, there is no guarantee they will do so. Factors that may affect a Fund’s ability to meet its investment objective include: (1) the Sponsor’s ability to purchase and sell Financial Instruments in a manner that correlates to a Fund’s objective; (2) an imperfect correlation between the performance of the Financial Instruments held by a Fund and the performance of the applicable benchmark; (3) bid-ask spreads on such Financial Instruments; (4) fees, expenses, transaction costs, financing costs associated with the use of Financial Instruments and commission costs; (5) holding Financial Instruments traded in a market that has become illiquid or disrupted; (6) a Fund’s Share prices being rounded to the nearest cent and/or valuation methodologies; (7) changes to a benchmark that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; and (10) accounting standards.

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

Other than for cash management purposes, the Funds are not actively managed by traditional methods (e.g., by effecting changes in the composition of a portfolio on the basis of judgments relating to economic, financial and market considerations with a view toward obtaining positive results under all market conditions). Rather, each Fund seeks investment results that correspond (before fees and expenses) to the performance of, or a multiple, the inverse, or an inverse multiple of the daily performance of a benchmark in accordance with each Fund’s investment objective, even during periods in which the benchmark is flat or moving in a manner which causes the NAV of a Fund to decline. It is possible to lose money over time when an underlying benchmark is up for a Matching Fund or an Ultra Fund. It is possible to lose money over time when an underlying benchmark is down for the corresponding Short or UltraShort Fund, due to the effects of daily rebalancing, volatility and compounding (see “Correlation Risks Specific to the Geared Funds” in this Annual Report on Form 10-K for additional details).

The Commodity Index Funds are linked to indexes comprised of commodity futures contracts, and are not directly linked to the spot prices of the underlying physical commodities. Commodity futures contracts may perform very differently from the spot price of the underlying physical commodities.

Each Commodity Index Fund is designed to correspond (before fees and taxes) to an inverse multiple or a multiple of the daily performance of its applicable benchmark, which is intended to reflect the performance of the prices of futures contracts on certain physical commodities. The Commodity Index Funds are not directly linked to the “spot” price of the physical commodities. While prices of swaps, futures contracts and other derivatives contracts are, as a rule, related to the prices of underlying cash market, they are not perfectly correlated. It is possible that during certain time periods, derivative contract prices will cease to track cash market prices and may be substantially lower or higher than cash market prices for the underlying commodity due to differences in derivative contract terms or as supply, demand or other economic or regulatory factors become more pronounced in either the cash or derivative markets. Depending upon the direction and level of the benchmark changes, the Funds may underperform or outperform a portfolio of cash market commodities.

If a Commodity Index Fund establishes its positions through the use of sampling, such Fund may experience additional tracking error.

Tracking error is the difference between the performance of an index tracking fund and its applicable benchmark index. While each Commodity Index Fund seeks to provide investment results that correspond (before fees and expenses) to the performance of, an inverse multiple or a multiple of the daily performance of its corresponding index, as applicable, it is possible that tracking error may increase because of the differences between the proportion of exposure Financial Instruments held by a Commodity Index Fund have to components included in the applicable benchmark index and the proportional weight that such components carry within the index.

A Commodity Index Fund may obtain exposure through Financial Instruments to a representative sample of the components in its underlying index, which have aggregate characteristics similar to those of the underlying index. This “sampling” process typically involves selecting a representative sample of components in an index principally to enhance liquidity and reduce transaction costs while seeking to maintain high correlation with, and similar aggregate characteristics (e.g., underlying commodities and valuations) to, the underlying index. In addition, a Commodity Index Fund may obtain exposure to components not included in its underlying index, invest in assets that are not included in the underlying index or may overweight or underweight certain components contained in the underlying index. Index tracking funds that use sampling may experience greater tracking error than index tracking funds that fully replicate an underlying index by obtaining exposure on a proportionate basis to all components of that index.

Investments linked to commodities, commodity futures contracts, currencies and/or equity market volatility benchmarks can be highly volatile and the Funds may experience large losses when buying, selling or holding such instruments.

Investments linked to commodities, commodity futures contracts, currencies, and/or equity market volatility benchmarks can be highly volatile and may experience large losses. In particular, trading in natural gas futures contracts (or other Financial Instruments linked to natural gas) and trading in VIX futures contracts have been very volatile and can be expected to be very volatile in the future. High volatility may have an adverse impact on the Funds beyond the impact of any performance-based losses of the underlying benchmark, especially the Geared Funds. See “Risks Specific to the Geared Funds” in this Annual Report on Form 10-K for additional details.

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

Since the introduction of VIX futures contracts, there have frequently been periods where VIX futures prices reflect higher volatility levels further out in time. This can result from “rolling” the VIX futures to maintain the constant weighted average maturity of the VIX Futures Indexes. Losses from exchanging a lower priced VIX future contract for higher priced longer-term futures contracts in the rolling process would adversely affect the value of each VIX Futures Index and, accordingly, decrease the return of a Matching VIX Fund or an Ultra VIX Fund.

The Commodity Funds do not invest in bullion itself as certain other exchange-traded products do. Not investing directly in bullion may introduce additional tracking error and these Commodity Funds are subject to the effects of contango and backwardation described above.

Using Financial Instruments such as forwards and futures in an effort to replicate the performance (or inverse performance) of gold and silver bullion may introduce tracking error to the performance of the Commodity Funds. While prices of Financial Instruments are, as a rule, related to the prices of an underlying cash market, they are not perfectly correlated. In addition, the use of Financial Instruments causes the need to roll futures or forward contracts as described above and the resulting possibility that contango or backwardation can occur Gold and silver historically exhibit contango markets during most periods. The existence of historically prevalent contango markets would be expected to adversely affect the Ultra Funds. Alternatively, the existence of historically prevalent backwardated markets would be expected to adversely affect the Ultra Funds.

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

The Funds are subject to the fees and expenses described herein which are payable irrespective of a Fund’s returns. Such fees and expenses include or will include asset-based fees of 0.95% per annum of each Geared Fund’s average daily NAV and 0.85% per annum of each Matching VIX Fund’s average daily NAV as well as the effects of commissions, trading spreads, and embedded financing, borrow costs and fees associated with applicable swaps, forwards, futures contracts, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality, short-term fixed-income or similar securities. Additional charges may include other fees as applicable.

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

Swap agreements and forward contracts are generally traded in over-the–counter markets and have only recently become subject to regulation by the CFTC. CFTC rules, however, do not cover all types of swap agreements and forward contracts. Investors, therefore, may not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with each Fund’s swap agreements or forward contracts. The lack of regulation in these markets could expose investors to significant losses under certain circumstances, including in the event of trading abuses or financial failure by participants.

The Funds will be subject to credit risk with respect to counterparties to the derivatives contracts (whether a clearing corporation in the case of cleared instruments or another third party in the case of OTC uncleared instruments). Unlike in futures contracts, the counterparty to swap agreements or forward contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, a Fund is subject to credit risk with respect to the amount it expects to receive from counterparties to swaps and forward contracts entered into as part of that Fund’s principal investment strategy. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund could suffer significant losses on these contracts and the value of an investor’s investment in a Fund may decline.

The Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, subject to certain minimum thresholds; however there are no limitations on the percentage of its assets each Fund may invest in swap agreements or forward contracts with a particular counterparty. To the extent any such collateral is insufficient or there are delays in accessing the collateral, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings. The Funds typically enter into transactions only with major, global financial institutions.

OTC swaps and forward contracts are less liquid than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are generally entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, are not transferable without the consent of the counterparty. If the level of the Fund’s benchmark has a dramatic intraday move that would cause a material decline in the Fund’s NAV, the terms of the swap may permit the counterparty to immediately close out the transaction with the Fund. In that event, it may not be possible for the Fund to enter into another swap agreement or to invest in other Financial Instruments necessary to achieve the desired exposure consistent with the Fund’s objective. This, in turn, may prevent the Fund from achieving its investment objective, particularly if the level of the Fund’s benchmark reverses all or part of its intraday move by the end of the day. In addition, cleared derivative transactions benefit from daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries. Transactions entered into directly between two counterparties generally do not benefit from such protections. This exposes the Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Funds to suffer a loss.

As of December 31, 2013, the Funds’ approved counterparties for swap agreements and forward contracts are: Deutsche Bank AG, UBS AG, Goldman Sachs International and Société Générale. The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties. Thus, the list of counterparties noted above may change at any time. Each day, the Funds disclose their portfolio holdings as of the prior Business Day (as such term is defined in “Creation and Redemption of Shares-Creation Procedures” in Part I, Item 1 of this Annual Report on Form 10-K). Each Fund’s portfolio holdings identifies its counterparties, as applicable. This portfolio holdings information may be accessed through the web on the Sponsor’s website at www.ProShares.com.

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

Each counterparty and/or any of its affiliates may be an Authorized Participant or shareholder of a Fund, subject to applicable law.

The counterparty for cleared derivative transactions is generally lower than for uncleared OTC derivatives since generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing house for performance of financial obligations. However, there can be no assurance that the clearing house, or its members, will satisfy its obligations to the Fund.

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

The Funds have a limited operating history, and, as a result, investors have only a limited performance history, if any, to serve as a factor for evaluating an investment in the Funds.

The Funds have limited performance history upon which to evaluate an investor’s investment in the Funds. Although past performance is not necessarily indicative of future results, if the Funds had longer performance histories, such performance histories might (or might not) provide investors with more information on which to evaluate an investment in the Funds. Likewise, certain benchmarks have a limited history which might (or might not) provide investors with more information on which to evaluate an investment in the Funds.

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

Although the Shares of the Funds are listed and traded on the applicable Exchange, there can be no guarantee that an active trading market for the Shares of the Funds will develop or be maintained. If investors need to sell their Shares at a time when no active market for them exists, the price investors receive for their Shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist.

Investors may be adversely affected by redemption or creation orders that are subject to postponement, suspension or rejection under certain circumstances.

A Fund may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which the NYSE Arca, NYSE, Chicago Mercantile Exchange (including the Chicago Board of Trade and the New York Mercantile Exchange), the Intercontinental Exchange, CBOE, CFE or any other exchange, marketplace or trading center, deemed to affect the normal operations of the Funds, is closed, or when trading is restricted or suspended or restricted on such exchanges in any of the Funds’ futures contracts, (2) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, or (3) such other period as the Sponsor determines to be necessary for the protection of the shareholders of the Funds. In addition, a Fund will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of the Funds decline during the period of delay. The Funds disclaim any liability for any loss or damage that may result from any such suspension or postponement. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the applicable Exchange, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

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

The value of a Share of a Fund may be influenced by non-concurrent trading hours between the applicable Exchange and the market in which the Financial Instruments (or related reference assets) held by a Fund are traded. The Shares of each Fund trade, or will trade, on the applicable Exchange from 9:30 a.m. to 4:00 p.m. (Eastern Time). The Financial Instruments (and/or the reference assets) held by a particular Fund, however, may have different fixing or settlement times. Consequently, liquidity in the Financial Instruments (and/or the reference assets) may be reduced after such fixing or settlement time. As a result, during the time when the applicable Exchange is open but after the applicable fixing or settlement time or an underlying component, trading spreads and the resulting premium or discount on the Shares of a Fund may widen, and, therefore, increase the difference between the price of the Shares of a Fund and the NAV of such Shares. Furthermore, the NAV for certain Funds is determined prior to the close of the applicable Exchange, and the NAV for certain Funds is determined after the close of its applicable Exchange. Consequently, for those Funds, the closing market price per Share may differ from the NAV per Share at the end of each day. Also, during the time when the applicable Exchange is open but the Fund’s NAV has already been determined (or, in the case of a VIX Fund, closed but before the determination of NAV), there could be market developments or other events that cause or exacerbate the difference between the price of the Shares of such Funds and the NAV of such Shares.

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

Similarly, the CEA requires a clearing organization approved by the CFTC as a derivatives clearing organization to segregate all funds and other property received from a clearing member’s clients in connection with domestic futures and options contracts from any funds held at the clearing organization to support the clearing member’s proprietary trading. Nevertheless, customer funds held at a clearing organization in connection with any futures or options contracts may be held in a commingled omnibus account, which may not identify the name of the clearing member’s individual customers. With respect to futures and options contracts, a clearing organization may use assets of a non-defaulting customer held in an omnibus account at the clearing organization to satisfy payment obligations of a defaulting customer of the clearing member to the clearing organization. As a result, in the event of a default of the clearing FCM’s other clients or the clearing FCM’s failure to extend its own funds in connection with any such default, a Fund may not be able to recover the full amount of assets deposited by the clearing FCM on behalf of the Fund with the clearing organization.

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

Under current law, long-term capital gains are taxed to non-corporate investors at a maximum U.S. federal income tax rate of 20%. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time.

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

The U.S. derivative markets and market participants have been subject to comprehensive regulation, not only by the CFTC but also by self regulatory organizations, including the NFA and the exchanges on which the derivatives contracts are traded and/or cleared. As with any regulated activity, changes in regulations may have unexpected results. For example, changes in the amount or quality of the collateral that traders in derivatives contracts are required to provide to secure their open positions, or in the limits on number or size of positions that a trader may have open at a given time, may adversely affect the ability of the Funds to enter into certain transactions that could otherwise present lucrative opportunities. Considerable regulatory attention has been focused on non-traditional investment pools which are publicly distributed in the United States. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in the Funds or the ability of the Funds to continue to implement their investment strategies.

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

In particular, the Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act will make sweeping changes to the way in which the U.S. financial system is supervised and regulated. Title VII of the Dodd-Frank Act sets forth a new legislative framework for OTC derivatives, including certain Financial Instruments, such as swaps, in which certain of the Funds may invest. Title VII of the Dodd-Frank Act makes broad changes to the OTC derivatives market, grants significant new authority to the SEC and the CFTC to regulate OTC derivatives and market participants, and will require clearing and exchange trading of many OTC derivatives transactions.

Provisions in the Dodd-Frank Act include the requirement that position limits on commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the Dodd-Frank Act and applicable regulations; and the mandatory use of clearinghouse mechanisms for many OTC derivative transactions.

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

In connection with these limits, the Dodd-Frank Act has required the CFTC to adopt regulations establishing speculative position limits applicable to regulated futures and OTC derivatives and impose aggregate speculative position limits across regulated U.S. futures, OTC positions and certain futures contracts traded on non-U.S. exchanges. In accordance with this mandate, in October 2011 the CFTC finalized rules that established position limits with respect to 28 physical delivery commodity futures and options contracts, as well as to swaps that are economically equivalent to such contracts. The new position limits established by the CFTC would apply with respect to contracts traded on all U.S. and certain foreign exchanges on an aggregate basis. In addition, the CFTC required U.S. commodities exchanges to establish corresponding speculative position limits. Under the proposed CFTC regulations, all accounts owned or managed by an entity that is responsible for such accounts’ trading decisions, their principals and their affiliates would be combined for position limit purposes.

In September 2012, the U.S. District Court in Washington, D.C. struck down these CFTC position limit rules adopted in connection with the Dodd-Frank Act, remanding such rules to the CFTC to resolve various issues identified in the court’s decision. On November 5, 2013, the CFTC re-proposed regulations on position limits with respect to the 28 physical delivery commodity futures and options contracts, as well as to swaps that are economically equivalent to such contracts. The proposed position limits would apply with respect to contracts traded on all U.S. and certain foreign exchanges on an aggregate basis. In addition, the CFTC proposed amendments to the requirements of U.S. commodities exchanges to establish corresponding speculative position limits. Under the proposed CFTC regulations, all accounts owned or managed by an entity that is responsible for such accounts’ trading decisions, their principals and their affiliates would be combined for position limit purposes. Although it is unclear what final position limit rules will be, the Sponsor is subject to current position and accountability limits established by the CFTC and other exchanges. Accordingly, it may be required to reduce the size of outstanding positions or not enter into new positions that would otherwise be taken for the Funds in order to comply with those limits or any future limits established by the CFTC and the relevant exchanges.

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

Further, in October 2012, a new CFTC rule became effective, which requires each registered FCM to establish risk-based limits on position and order size. As a result, the Trust’s FCMs may be required to reduce their internal limits on the size of the positions they will execute or clear for the Funds, and the Trust may seek to use additional FCMs, which may increase the costs for the Funds and adversely affect the value of the Shares.

The Trust may apply to the CFTC or to the relevant exchanges for relief from certain position limits. If the Trust is unable to obtain such relief, a Fund’s ability to issue new Creation Units, or the Fund’s ability to reinvest income in additional futures contracts, may be limited to the extent these activities cause the Trust to exceed applicable position limits. Limiting the size of a Fund may affect the correlation between the price of the Shares, as traded on an exchange, and the net asset value of the Fund. Accordingly, the inability to create additional Creation Units or add to existing positions in the desired amount could result in Shares trading at a premium or discount to NAV.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	Eight of the Funds, ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra Euro and ProShares Ultra Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra Gold, and ProShares Ultra Silver, commenced trading on the NYSE Arca on December 3, 2008. Two of the Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares UltraShort DJ-UBS Natural Gas and ProShares Ultra DJ-UBS Natural Gas, commenced trading on the NYSE Arca on October 4, 2011. One of the Funds, ProShares Short Euro, commenced trading on the NYSE Arca on June 26, 2012. Two of the Funds, ProShares UltraShort Australian Dollar and ProShares Ultra Australian Dollar, commenced trading on the NYSE Arca on July 17, 2012. The following tables set forth the ranges of reported high and low sales prices of each Fund’s Shares as reported on the NYSE Arca for the periods indicated below.

Fiscal Year 2013

Fund	High	Low
ProShares UltraShort DJ-UBS Commodity
First Quarter	$58.21	$48.98
Second Quarter	65.04	54.54
Third Quarter	68.89	53.88
Fourth Quarter	66.59	56.76
ProShares UltraShort DJ-UBS Crude Oil
First Quarter	$42.94	$35.47
Second Quarter	45.99	34.68
Third Quarter	35.82	26.51
Fourth Quarter	36.61	29.07
ProShares UltraShort DJ-UBS Natural Gas*
First Quarter	$118.16	$69.02
Second Quarter	90.29	58.12
Third Quarter	110.45	74.89
Fourth Quarter	106.41	60.25
ProShares UltraShort Gold
First Quarter	$71.54	$60.45
Second Quarter	114.96	67.65
Third Quarter	109.95	77.75
Fourth Quarter	106.44	82.35
ProShares UltraShort Silver
First Quarter	$56.09	$43.05
Second Quarter	116.25	55.71
Third Quarter	111.70	61.59
Fourth Quarter	96.24	65.93
ProShares Short Euro
First Quarter	$39.75	$36.51
Second Quarter	39.10	36.81
Third Quarter	38.47	36.41
Fourth Quarter	36.70	35.51
ProShares UltraShort Australian Dollar
First Quarter	$39.19	$36.31
Second Quarter	46.89	35.83
Third Quarter	49.07	42.01
Fourth Quarter	47.93	39.89

ProShares UltraShort Euro
First Quarter	$20.22	$17.56
Second Quarter	20.10	18.17
Third Quarter	20.07	17.64
Fourth Quarter	18.24	16.90
ProShares UltraShort Yen
First Quarter	$62.07	$50.83
Second Quarter	70.80	57.18
Third Quarter	66.71	59.45
Fourth Quarter	70.92	60.31
ProShares Ultra DJ-UBS Commodity
First Quarter	$26.50	$22.30
Second Quarter	23.70	18.40
Third Quarter	21.36	18.03
Fourth Quarter	21.41	18.41
ProShares Ultra DJ-UBS Crude Oil
First Quarter	$33.17	$27.08
Second Quarter	31.87	24.75
Third Quarter	40.02	30.59
Fourth Quarter	36.09	28.05
ProShares Ultra DJ-UBS Natural Gas
First Quarter	$52.25	$33.14
Second Quarter	59.72	35.35
Third Quarter	41.50	27.68
Fourth Quarter	45.63	26.84
ProShares Ultra Gold
First Quarter	$87.58	$73.60
Second Quarter	77.44	41.30
Third Quarter	58.80	42.71
Fourth Quarter	53.11	40.09
ProShares Ultra Silver^
First Quarter	$200.56	$148.40
Second Quarter	148.08	60.04
Third Quarter	106.08	61.84
Fourth Quarter	89.92	59.88
ProShares Ultra Australian Dollar
First Quarter	$43.09	$40.32
Second Quarter	42.87	32.98
Third Quarter	35.55	30.96
Fourth Quarter	36.96	31.00
ProShares Ultra Euro
First Quarter	$26.13	$22.63
Second Quarter	25.01	21.58
Third Quarter	25.44	22.39
Fourth Quarter	26.36	24.11
ProShares Ultra Yen
First Quarter	$28.20	$22.52
Second Quarter	24.41	19.50
Third Quarter	23.50	20.21
Fourth Quarter	22.15	18.59
ProShares VIX Short-Term Futures ETF*
First Quarter	$79.10	$53.95
Second Quarter	62.40	48.52
Third Quarter	55.61	36.08
Fourth Quarter	46.75	27.58

ProShares VIX Mid-Term Futures ETF
First Quarter	$33.10	$26.02
Second Quarter	29.23	24.00
Third Quarter	28.23	21.98
Fourth Quarter	24.90	19.16
ProShares Ultra VIX Short-Term Futures ETF*^
First Quarter	$713.60	$300.80
Second Quarter	359.36	224.80
Third Quarter	284.68	115.52
Fourth Quarter	190.00	62.64
ProShares Short VIX Short-Term Futures ETF^
First Quarter	$47.52	$34.97
Second Quarter	50.43	35.15
Third Quarter	57.82	39.33
Fourth Quarter	69.95	43.63

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.
^	See Note 9 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

Fiscal Year 2012

Fund	High	Low
ProShares UltraShort DJ-UBS Commodity
First Quarter	$56.89	$49.70
Second Quarter	68.00	53.49
Third Quarter	59.15	45.00
Fourth Quarter	54.36	48.26
ProShares UltraShort DJ-UBS Crude Oil
First Quarter	$41.16	$30.76
Second Quarter	61.03	33.15
Third Quarter	52.56	34.66
Fourth Quarter	47.46	38.79
ProShares UltraShort DJ-UBS Natural Gas*
First Quarter	$49.35	$22.10
Second Quarter	61.63	28.15
Third Quarter	32.28	21.22
Fourth Quarter	26.27	18.00
ProShares UltraShort Gold*
First Quarter	$76.36	$14.75
Second Quarter	78.84	16.50
Third Quarter	74.76	13.96
Fourth Quarter	65.58	13.77
ProShares UltraShort Silver*
First Quarter	$73.85	$40.60
Second Quarter	74.95	49.70
Third Quarter	72.18	38.90
Fourth Quarter	52.52	38.61
ProShares Short Euro
First Quarter	$—	$—
Second Quarter	40.27	39.38
Third Quarter	41.45	37.83
Fourth Quarter	39.13	36.73
ProShares UltraShort Australian Dollar
First Quarter	$—	$—
Second Quarter	—	—

Third Quarter	40.53	37.28
Fourth Quarter	40.58	36.58
ProShares UltraShort Euro
First Quarter	$21.31	$18.61
Second Quarter	22.07	18.94
Third Quarter	23.03	19.18
Fourth Quarter	20.62	18.72
ProShares UltraShort Yen
First Quarter	$48.44	$39.95
Second Quarter	47.24	41.64
Third Quarter	43.71	40.48
Fourth Quarter	50.80	41.19
ProShares Ultra DJ-UBS Commodity
First Quarter	$29.19	$25.42
Second Quarter	26.66	20.66
Third Quarter	29.55	23.43
Fourth Quarter	27.86	23.60
ProShares Ultra DJ-UBS Crude Oil
First Quarter	$49.85	$37.82
Second Quarter	44.88	23.13
Third Quarter	37.11	25.84
Fourth Quarter	32.07	25.54
ProShares Ultra DJ-UBS Natural Gas*
First Quarter	$110.50	$37.40
Second Quarter	51.96	29.35
Third Quarter	59.61	37.11
Fourth Quarter	60.48	38.62
ProShares Ultra Gold
First Quarter	$102.48	$81.72
Second Quarter	89.95	73.50
Third Quarter	98.40	75.36
Fourth Quarter	99.12	81.59
ProShares Ultra Silver
First Quarter	$74.65	$44.43
Second Quarter	57.80	34.50
Third Quarter	60.63	35.39
Fourth Quarter	60.52	42.04
ProShares Ultra Australian Dollar
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	42.21	39.25
Fourth Quarter	42.89	39.78
ProShares Ultra Euro
First Quarter	$25.79	$22.79
Second Quarter	25.15	21.64
Third Quarter	24.49	20.52
Fourth Quarter	24.79	22.28
ProShares Ultra Yen
First Quarter	$37.09	$30.61
Second Quarter	35.08	31.32
Third Quarter	35.50	33.47
Fourth Quarter	34.90	28.28
ProShares VIX Short-Term Futures ETF
First Quarter	$73.37	$33.15
Second Quarter	48.80	32.13
Third Quarter	32.11	18.08

Fourth Quarter	20.14	14.96
ProShares VIX Mid-Term Futures ETF
First Quarter	$73.04	$56.07
Second Quarter	65.84	53.90
Third Quarter	54.54	40.71
Fourth Quarter	41.74	32.55
ProShares Ultra VIX Short-Term Futures ETF*
First Quarter	$679.80	$126.40
Second Quarter	248.70	97.60
Third Quarter	96.30	27.86
Fourth Quarter	33.40	17.35
ProShares Short VIX Short-Term Futures ETF*
First Quarter	$53.76	$27.00
Second Quarter	50.85	32.26
Third Quarter	72.52	43.58
Fourth Quarter	79.35	60.98

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

The approximate number of holders of the Shares of each Fund as of December 31, 2013 was as follows:

Fund	Number of Holders
ProShares UltraShort DJ-UBS Commodity	132
ProShares UltraShort DJ-UBS Crude Oil	6,171
ProShares UltraShort DJ-UBS Natural Gas	792
ProShares UltraShort Gold	7,943
ProShares UltraShort Silver	8,535
ProShares Short Euro	435
ProShares UltraShort Australian Dollar	726
ProShares UltraShort Euro	19,869
ProShares UltraShort Yen	11,660
ProShares Ultra DJ-UBS Commodity	455
ProShares Ultra DJ-UBS Crude Oil	8,592
ProShares Ultra DJ-UBS Natural Gas	3,247
ProShares Ultra Gold	9,738
ProShares Ultra Silver	36,555
ProShares Ultra Australian Dollar	40
ProShares Ultra Euro	215
ProShares Ultra Yen	250
ProShares VIX Short-Term Futures ETF	26,954
ProShares VIX Mid-Term Futures ETF	6,674
ProShares Ultra VIX Short-Term Futures ETF	21,590
ProShares Short VIX Short-Term Futures ETF	4,956
Total:	175,529

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2013. The Funds have no obligation to make periodic distributions to Shareholders.

b) The Trust initially registered Shares on its Registration Statement on Form S-1 (No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (No. 333- 156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all registered Shares and re-allocated the remaining amount of the registered Shares among the Funds listed on its Registration Statement on Form S-3 (No. 333-163511), which became effective on December 4, 2009. It then registered additional Shares and/or added Funds pursuant to post-effective amendments to that Registration Statement on Form S-3, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a

Registration Statement on Form S-1 (No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a post-effective amendment to the Registration Statement on Form S-3 (No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra DJ-UBS Crude Oil and terminated the offerings for certain publicly offered Funds and certain Funds that had never been publicly offered. New offerings for those Funds that had been publicly offered were registered on an accompanying Registration Statement on Form S-1 (No. 333-176878), which was also declared effective on June 26, 2012. On September 24, 2012, a Registration Statement on Form S-1 (No. 333-183672) was declared effective, which registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF. This registration statement (No. 333- 183672) was a combined prospectus and acted as a post-effective amendment to the Form S-1 (No. 333-176878). On September 27, 2012, a Registration Statement on Form S-3 (No. 333-183674) was declared effective, which registered additional Shares for ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil and ProShares UltraShort Euro. This registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (No. 333-163511). On September 28, 2012, a post-effective amendment to a Registration Statement on Form S-1 (333-178707) was declared effective, terminating the proposed offerings of several unlaunched currency funds. On January 30, 2013, a Registration Statement on Form S-1 (No. 333-185288) was declared effective. That registration statement, which registered additional Shares to ProShares Short VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statements (File Nos. 333-183672 and 333-178707). Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (No. 333-193672) and Form S-3 Registration Statement (No. 333-183674). On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy. On April 29, 2013, a Registration Statement on Form S-3 (333-187820) was declared effective, which registered additional Shares for ProShares Ultra DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (333-188215) was declared effective, which registered additional Shares for ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (No. 333-189967) was declared effective, which registered additional Shares for ProShares DJ-UBS Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (No. 333-187820). Thus, as of December 31, 2013, the Trust had two effective registration statements outstanding: 1) a Form S-1 Registration Statement (No. 333-188215); and 2) a Form S-3 Registration Statement (No. 333-189967).

Substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury securities or other high credit quality, short-term fixed-income or similar securities (such as shares of money market funds and collateralized repurchase agreements) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions. Each Geared Fund continuously offers and redeems its Shares in blocks of 50,000 Shares, and each Matching VIX Fund continuously offers and redeems Shares in blocks of 25,000 Shares.

Title of Securities Registered	Amount Registered As of December 31, 2013	Shares Sold For the Three Months Ended December 31, 2013	Sale Price of Shares Sold For the Three Months Ended December 31, 2013	Shares Sold For the Year Ended December 31, 2013	Sale Price of Shares Sold For the Year Ended December 31, 2013
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	$500,000,000	—	$—	—	$—
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest	$3,275,000,000	950,000	$30,455,974	23,300,000	$764,617,811
ProShares UltraShort DJ-UBS Natural Gas Common Units of Beneficial Interest	$570,000,000	200,000	$13,125,880	587,500	$43,490,786
ProShares UltraShort Gold Common Units of Beneficial Interest	$1,000,000,000	900,000	$85,645,979	2,650,000	$233,728,116
ProShares UltraShort Silver Common Units of Beneficial Interest	$2,700,000,000	400,000	$30,934,170	3,450,000	$251,109,632
ProShares Short Euro Common Units of Beneficial Interest	$200,000,000	50,000	$1,796,120	150,000	$5,544,514
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$200,000,000	50,000	$2,255,293	500,000	$20,808,405
ProShares UltraShort Euro Common Units of Beneficial Interest	$2,753,506,872	—	$—	6,250,000	$119,076,233
ProShares UltraShort Yen Common Units of Beneficial Interest	$1,800,000,000	1,350,000	$90,082,502	5,650,000	$362,152,598
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$300,000,000	—	$—	—	$—
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest[1]	$4,408,246,073	3,750,000	$114,959,884	11,450,000	$334,161,435
ProShares Ultra DJ-UBS Natural Gas Common Units of Beneficial Interest	$680,000,000	1,650,000	$48,741,842	5,400,000	$182,988,911
ProShares Ultra Gold Common Units of Beneficial Interest	$1,000,000,000	—	$—	550,000	$30,696,013
ProShares Ultra Silver Common Units of Beneficial Interest	$3,300,000,000	725,000	$49,454,398	4,112,500	$383,200,214
ProShares Ultra Australian Dollar Common Units of Beneficial Interest	$200,000,000	—	$—	—	$—
ProShares Ultra Euro Common Units of Beneficial Interest	$500,000,000	50,000	$1,261,329	50,000	$1,261,329
ProShares Ultra Yen Common Units of Beneficial Interest	$500,000,000	—	$—	50,000	$1,323,474
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$3,250,000,000	7,925,000	$259,907,695	16,095,000	$688,146,488
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$1,300,000,000	850,000	$18,487,919	6,050,000	$151,394,850
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$8,000,000,000	3,800,000	$353,138,601	9,900,000	$1,958,417,114
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$2,750,000,000	2,300,000	$126,854,669	11,500,000	$529,295,847

Total:	$39,186,752,945	24,950,000	$1,227,102,255	107,695,000	$6,061,413,770

c)	From October 1, 2013 through December 31, 2013, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares UltraShort DJ-UBS Commodity
10/01/13 to 10/31/13	—	—
11/01/13 to 11/30/13	—	—
12/01/13 to 12/31/13	—	—
ProShares UltraShort DJ-UBS Crude Oil
10/01/13 to 10/31/13	4,050,000	$31.43
11/01/13 to 11/30/13	3,350,000	$35.11
12/01/13 to 12/31/13	100,000	$32.27
ProShares UltraShort DJ-UBS Natural Gas
10/01/13 to 10/31/13	—	—
11/01/13 to 11/30/13	50,000	$82.34
12/01/13 to 12/31/13	—	—
ProShares UltraShort Gold
10/01/13 to 10/31/13	750,000	$87.44
11/01/13 to 11/30/13	100,000	$92.23
12/01/13 to 12/31/13	350,000	$101.20
ProShares UltraShort Silver
10/01/13 to 10/31/13	450,000	$71.33
11/01/13 to 11/30/13	100,000	$78.46
12/01/13 to 12/31/13	100,000	$85.78
ProShares Short Euro
10/01/13 to 10/31/13	—	—
11/01/13 to 11/30/13	—	—
12/01/13 to 12/31/13	—	—
ProShares UltraShort Australian Dollar
10/01/13 to 10/31/13	—	—
11/01/13 to 11/30/13	—	—
12/01/13 to 12/31/13	—	—
ProShares UltraShort Euro
10/01/13 to 10/31/13	900,000	$17.39
11/01/13 to 11/30/13	—	—
12/01/13 to 12/31/13	350,000	$17.06
ProShares UltraShort Yen
10/01/13 to 10/31/13	500,000	$61.50
11/01/13 to 11/30/13	—	—
12/01/13 to 12/31/13	—	—
ProShares Ultra DJ-UBS Commodity
10/01/13 to 10/31/13	—	—
11/01/13 to 11/30/13	50,000	$18.70
12/01/13 to 12/31/13	—	—
ProShares Ultra DJ-UBS Crude Oil
10/01/13 to 10/31/13	800,000	$34.84

11/01/13 to 11/30/13	300,000	$29.47
12/01/13 to 12/31/13	2,150,000	$31.79
ProShares Ultra DJ-UBS Natural Gas
10/01/13 to 10/31/13	500,000	$35.13
11/01/13 to 11/30/13	350,000	$33.00
12/01/13 to 12/31/13	2,100,000	$40.25
ProShares Ultra Gold
10/01/13 to 10/31/13	150,000	$47.49
11/01/13 to 11/30/13	—	—
12/01/13 to 12/31/13	50,000	$41.94
ProShares Ultra Silver*
10/01/13 to 10/31/13	275,000	$82.42
11/01/13 to 11/30/13	—	—
12/01/13 to 12/31/13	—	—
ProShares Ultra Australian Dollar
10/01/13 to 10/31/13	—	—
11/01/13 to 11/30/13	—	—
12/01/13 to 12/31/13	—	—
ProShares Ultra Euro
10/01/13 to 10/31/13	—	—
11/01/13 to 11/30/13	—	—
12/01/13 to 12/31/13	50,000	$25.66
ProShares Ultra Yen
10/01/13 to 10/31/13	—	—
11/01/13 to 11/30/13	—	—
12/01/13 to 12/31/13	—	—
ProShares VIX Short-Term Futures ETF
10/01/13 to 10/31/13	1,250,000	$40.36
11/01/13 to 11/30/13	325,000	$32.03
12/01/13 to 12/31/13	1,100,000	$30.59
ProShares VIX Mid-Term Futures ETF
10/01/13 to 10/31/13	1,050,000	$22.44
11/01/13 to 11/30/13	425,000	$22.09
12/01/13 to 12/31/13	900,000	$20.33
ProShares Ultra VIX Short-Term Futures ETF*
10/01/13 to 10/31/13	925,000	$155.09
11/01/13 to 11/30/13	162,500	$79.23
12/01/13 to 12/31/13	1,412,500	$81.51
ProShares Short VIX Short-Term Futures ETF*
10/01/13 to 10/31/13	1,300,000	$56.85
11/01/13 to 11/30/13	300,000	$61.10
12/01/13 to 12/31/13	400,000	$67.37
Total:	27,475,000	$45.59

*	See Note 9 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

Financial Highlights for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 for each Fund, as applicable, are summarized below and should be read in conjunction with the Funds’ audited financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Total assets	$3,828,135	$3,248,525	$9,114,501	$1,605,496	$3,143,524
Total shareholders’ equity at end of period	3,797,427	3,245,965	9,107,146	1,440,073	2,924,426
Net investment income (loss)	(32,130)	(47,749)	(133,153)	(24,504)	(34,690)
Net realized and unrealized gain (loss)	583,592	340,212	(2,775,425)	(638,367)	(2,269,710)
Net income (loss)	551,462	292,463	(2,908,578)	(662,871)	(2,304,400)
Net increase (decrease) in net asset value per share	9.19	(2.82)	8.92	(25.11)	(60.86)

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Total assets	$258,594,876	$96,137,916	$144,499,971	$143,897,039	$78,978,388
Total shareholders’ equity at end of period	256,060,149	89,481,266	144,389,893	132,214,257	76,656,626
Net investment income (loss)	(2,544,628)	(1,078,664)	(1,211,735)	(784,150)	(785,316)
Net realized and unrealized gain (loss)	(6,221,827)	35,047,625	36,113,078	12,590,308	(16,268,045)
Net income (loss)	(8,766,455)	33,968,961	34,901,343	11,806,158	(17,053,361)
Net increase (decrease) in net asset value per share	(8.58)	1.49	(12.03)	(17.59)	(76.58)

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011

Total assets	$22,744,708	$12,780,598	$7,174,003
Total shareholders’ equity at end of period	22,734,767	12,768,340	7,142,310
Net investment income (loss)	(209,360)	(196,407)	(15,612)
Net realized and unrealized gain (loss)	(1,952,152)	241,864	3,157,122
Net income (loss)	(2,161,512)	45,457	3,141,510
Net increase (decrease) in net asset value per share	(32.18)	6.92	41.89

PROSHARES ULTRASHORT GOLD

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Total assets	$154,835,279	$92,495,298	$198,423,144	$80,883,630	$68,671,532
Total shareholders’ equity at end of period	139,436,456	92,416,742	198,298,571	77,732,507	67,602,811
Net investment income (loss)	(1,175,860)	(1,106,213)	(1,043,199)	(592,970)	(402,783)
Net realized and unrealized gain (loss)	63,024,399	(39,758,386)	(8,458,117)	(43,229,362)	(17,512,830)
Net income (loss)	61,848,539	(40,864,599)	(9,501,316)	(43,822,332)	(17,915,613)
Net increase (decrease) in net asset value per share	39.65	(18.84)	(30.77)	(96.14)	(177.85)

PROSHARES ULTRASHORT SILVER

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Total assets	$115,311,683	$105,882,964	$267,497,929	$109,346,452	$68,157,270
Total shareholders’ equity at end of period	112,989,686	100,656,703	246,813,921	99,032,781	64,516,145
Net investment income (loss)	(973,304)	(1,403,142)	(3,388,013)	(538,873)	(388,903)
Net realized and unrealized gain (loss)	91,898,519	(51,826,102)	(117,764,498)	(102,617,003)	(37,791,186)
Net income (loss)	90,925,215	(53,229,244)	(121,152,511)	(103,155,876)	(38,180,089)
Net increase (decrease) in net asset value per share	38.39	(25.28)	(122.78)	(742.38)	(2,978.30)

PROSHARES SHORT EURO

	Year ended December 31, 2013	Year ended December 31, 2012	December 12, 2011 (Inception) through December 31, 2011

Total assets	$8,903,836	$3,804,040	$41,200
Total shareholders’ equity at end of period	8,896,842	3,763,040	200
Net investment income (loss)	(51,170)	(17,891)	—
Net realized and unrealized gain (loss)	(359,542)	(219,269)	—
Net income (loss)	(410,712)	(237,160)	—
Net increase (decrease) in net asset value per share	(2.04)	(2.37)	—

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	Year ended December 31, 2013	Year ended December 31, 2012	December 12, 2011 (Inception) through December 31, 2011

Total assets	$28,091,462	$3,832,949	41,200
Total shareholders’ equity at end of period	27,983,279	3,780,999	200
Net investment income (loss)	(159,424)	(16,229)	—
Net realized and unrealized gain (loss)	3,553,299	(202,972)	—
Net income (loss)	3,393,875	(219,201)	—
Net increase (decrease) in net asset value per share	8.83	(2.19)	—

PROSHARES ULTRASHORT EURO

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Total assets	$438,217,450	$553,957,981	$1,101,007,056	$472,081,034	$100,901,360
Total shareholders’ equity at end of period	418,001,115	526,778,026	1,100,159,546	444,412,995	100,847,786
Net investment income (loss)	(4,375,512)	(7,447,508)	(5,907,849)	(2,805,812)	(349,729)
Net realized and unrealized gain (loss)	(48,644,550)	(33,586,639)	85,179,270	23,450,767	(8,506,207)
Net income (loss)	(53,020,062)	(41,034,147)	79,271,421	20,644,955	(8,855,936)
Net increase (decrease) in net asset value per share	(1.96)	(1.32)	0.05	1.61	(2.27)

PROSHARES ULTRASHORT YEN

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Total assets	$590,489,940	$409,067,507	$225,676,364	$223,993,625	$67,536,287
Total shareholders’ equity at end of period	588,121,516	408,563,630	221,131,994	207,685,813	67,487,917
Net investment income (loss)	(4,398,231)	(2,184,694)	(2,642,134)	(1,213,282)	(348,942)
Net realized and unrealized gain (loss)	155,319,469	69,835,696	(38,262,661)	(43,102,207)	(1,312,337)
Net income (loss)	150,921,238	67,651,002	(40,904,795)	(44,315,489)	(1,661,279)
Net increase (decrease) in net asset value per share	20.11	9.80	(6.06)	(17.25)	(0.72)

PROSHARES ULTRA DJ-UBS COMMODITY

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Total assets	$2,917,408	$6,408,497	$9,773,138	$18,200,144	$19,759,132
Total shareholders’ equity at end of period	2,915,034	6,097,211	9,058,529	18,186,658	19,743,932
Net investment income (loss)	(38,477)	(73,484)	(145,601)	(101,507)	(159,995)
Net realized and unrealized gain (loss)	(933,021)	(134,794)	(4,514,955)	2,964,022	5,272,629
Net income (loss)	(971,498)	(208,278)	(4,660,556)	2,862,515	5,112,634
Net increase (decrease) in net asset value per share	(4.96)	(1.49)	(10.49)	8.16	6.05

PROSHARES ULTRA DJ-UBS CRUDE OIL

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Total assets	$143,904,994	$499,982,244	$261,618,033	$264,616,122	$359,277,448
Total shareholders’ equity at end of period	142,773,429	483,508,964	251,395,322	228,133,077	323,819,670
Net investment income (loss)	(2,196,281)	(3,248,430)	(3,186,369)	(2,867,437)	(2,745,473)
Net realized and unrealized gain (loss)	68,042,170	(17,357,813)	87,943,855	124,409,546	126,094,280
Net income (loss)	65,845,889	(20,606,243)	84,757,486	121,542,109	123,348,807
Net increase (decrease) in net asset value per share	2.70	(11.49)	(9.12)	(0.50)	(8.62)

PROSHARES ULTRA DJ-UBS NATURAL GAS

	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011

Total assets	$68,626,038	$77,963,078	$4,107,427
Total shareholders’ equity at end of period	62,915,779	73,019,370	4,079,349
Net investment income (loss)	(821,690)	(566,310)	(10,459)
Net realized and unrealized gain (loss)	41,585,400	(5,825,840)	(2,307,329)
Net income (loss)	40,763,710	(6,392,150)	(2,317,788)
Net increase (decrease) in net asset value per share	(0.21)	(62.93)	(98.02)

PROSHARES ULTRA GOLD

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Total assets	$141,039,466	$350,986,079	$407,538,760	$259,766,273	$168,695,905
Total shareholders’ equity at end of period	132,017,405	335,054,752	326,399,360	259,562,075	156,476,709
Net investment income (loss)	(1,925,215)	(3,169,265)	(2,975,486)	(1,595,925)	(1,247,200)
Net realized and unrealized gain (loss)	(156,804,545)	31,641,746	10,169,127	90,914,726	35,041,207
Net income (loss)	(158,729,760)	28,472,481	7,193,641	89,318,801	33,794,007
Net increase (decrease) in net asset value per share	(42.51)	7.85	6.69	25.14	13.26

PROSHARES ULTRA SILVER

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Total assets	$468,353,977	$894,123,114	$786,720,628	$547,399,463	$158,775,881
Total shareholders’ equity at end of period	465,479,519	747,725,400	606,824,420	547,003,919	145,416,382
Net investment income (loss)	(5,280,707)	(6,918,157)	(7,956,212)	(1,723,966)	(758,694)
Net realized and unrealized gain (loss)	(558,275,777)	(32,752,438)	(438,094,409)	273,334,878	36,175,592
Net income (loss)	(563,556,484)	(39,670,595)	(446,050,621)	271,610,912	35,416,898
Net increase (decrease) in net asset value per share	(108.56)	(0.87)	(139.81)	198.52	56.84

PROSHARES ULTRA AUSTRALIAN DOLLAR

	Year ended December 31, 2013	Year ended December 31, 2012	December 12, 2011 (Inception) through December 31, 2011

Total assets	$3,170,750	$4,191,068	$41,200
Total shareholders’ equity at end of period	3,168,165	4,150,068	200
Net investment income (loss)	(34,905)	(17,298)	—
Net realized and unrealized gain (loss)	(946,998)	167,166	—
Net income (loss)	(981,903)	149,868	—
Net increase (decrease) in net asset value per share	(9.82)	1.50	—

PROSHARES ULTRA EURO

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Total assets	$2,626,494	$4,876,503	$10,079,176	$7,735,783	$7,815,430
Total shareholders’ equity at end of period	2,603,827	4,870,316	9,554,748	7,729,684	7,531,857
Net investment income (loss)	(35,024)	(60,126)	(75,102)	(92,663)	(60,716)
Net realized and unrealized gain (loss)	224,084	207,279	(512,495)	24,901	562,024
Net income (loss)	189,060	147,153	(587,597)	(67,762)	501,308
Net increase (decrease) in net asset value per share	1.68	0.46	(1.87)	(4.37)	0.89

PROSHARES ULTRA YEN

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Total assets	$2,960,724	$4,739,474	$5,475,400	$5,027,843	$4,240,477
Total shareholders’ equity at end of period	2,795,026	4,227,995	5,471,075	5,024,240	3,921,267
Net investment income (loss)	(31,774)	(44,440)	(39,572)	(38,091)	(36,723)
Net realized and unrealized gain (loss)	(1,544,017)	(1,198,640)	383,849	1,426,351	(356,330)
Net income (loss)	(1,575,791)	(1,243,080)	344,277	1,388,260	(393,053)
Net increase (decrease) in net asset value per share	(9.55)	(8.29)	2.98	7.35	(2.31)

PROSHARES VIX SHORT-TERM FUTURES ETF

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	October 12, 2010 (Inception) through December 31, 2010

Total assets	$279,169,502	$183,678,945	$30,574,178	$199,398
Total shareholders’ equity at end of period	270,398,554	137,657,464	30,549,903	400
Net investment income (loss)	(1,584,119)	(1,053,112)	(282,569)	—
Net realized and unrealized gain (loss)	(161,051,480)	(159,588,720)	2,157,514	—
Net income (loss)	(162,635,599)	(160,641,832)	1,874,945	—
Net increase (decrease) in net asset value per share	(55.40)	(297.93)	(18.13)	—

PROSHARES VIX MID-TERM FUTURES ETF

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	October 12, 2010 (Inception) through December 31, 2010

Total assets	$56,501,754	$89,824,581	$90,821,428	$124,774
Total shareholders’ equity at end of period	51,134,323	37,302,992	90,821,428	400
Net investment income (loss)	(546,566)	(786,167)	(117,121)	—
Net realized and unrealized gain (loss)	(31,648,251)	(70,590,582)	(6,632,431)	—
Net income (loss)	(32,194,817)	(71,376,749)	(6,749,552)	—
Net increase (decrease) in net asset value per share	(15.40)	(39.44)	(5.86)	—

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011

Total assets	$229,779,878	$156,387,315	$11,767,107
Total shareholders’ equity at end of period	226,233,584	84,716,132	9,881,113
Net investment income (loss)	(4,828,761)	(3,001,646)	(16,778)
Net realized and unrealized gain (loss)	(432,159,208)	(506,284,763)	(4,287,543)
Net income (loss)	(436,987,969)	(509,286,409)	(4,304,321)
Net increase (decrease) in net asset value per share	(738.19)	(28,867.74)	(66,326.99)

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011

Total assets	$141,868,875	$95,411,974	$7,795,104
Total shareholders’ equity at end of period	141,751,202	82,663,633	7,760,424
Net investment income (loss)	(1,328,369)	(437,699)	(16,333)
Net realized and unrealized gain (loss)	96,687,035	11,731,268	1,446,017
Net income (loss)	95,358,666	11,293,569	1,429,684
Net increase (decrease) in net asset value per share	34.43	20.13	2.93

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

As further described in Item 1 in this Annual Report on Form 10-K, each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Daily performance is measured from the calculation of one NAV to the next. Each of the Funds generally invests in Financial Instruments (i.e., instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to the commodity futures index, commodity, currency or exchange rate equity volatility index or applicable commodity or financial futures contracts. Financial Instruments also are used to produce economically “inverse,” “inverse leveraged” or “leveraged” investment results for the Geared Funds.

Each Geared Fund seeks investment results for a single day only, not for longer periods. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, and usually will differ from -1x, -2x or 2x, of the return of the Geared Fund’s benchmark for that period. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Geared Funds are riskier than similarly benchmarked exchange-traded funds that are not geared. Accordingly, these funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily, leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.

The Matching VIX Funds seek to achieve their stated investment objective both over a single day and over time.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the years ended December 31, 2013, 2012 and 2011, each of the Funds earned interest income as follows:

Fund	Interest Income Year Ended December 31, 2013	Interest Income Year Ended December 31, 2012	Interest Income Year Ended December 31, 2011
ProShares UltraShort DJ-UBS Commodity	$1,899	$3,017	$3,661
ProShares UltraShort DJ-UBS Crude Oil	113,487	75,194	70,449
ProShares UltraShort DJ-UBS Natural Gas	8,620	7,994	13
ProShares UltraShort Gold	61,891	76,519	51,785
ProShares UltraShort Silver	60,178	100,092	146,064
ProShares Short Euro*	1,996	1,508	—
ProShares UltraShort Australian Dollar**	5,653	1,432	—
ProShares UltraShort Euro	224,967	525,386	271,533
ProShares UltraShort Yen	209,601	170,226	182,452
ProShares Ultra DJ-UBS Commodity	2,066	4,965	10,504
ProShares Ultra DJ-UBS Crude Oil	135,291	240,162	159,287
ProShares Ultra DJ-UBS Natural Gas	33,341	30,397	—
ProShares Ultra Gold	130,437	242,432	146,143
ProShares Ultra Silver	348,317	520,233	423,786
ProShares Ultra Australian Dollar**	1,570	1,493	—
ProShares Ultra Euro	1,901	3,690	4,536
ProShares Ultra Yen	1,795	3,524	1,871
ProShares VIX Short-Term Futures ETF	77,010	77,462	12,243
ProShares VIX Mid-Term Futures ETF	25,811	49,908	4,090
ProShares Ultra VIX Short-Term Futures ETF	70,016	61,217	—
ProShares Short VIX Short-Term Futures ETF	36,503	18,261	1

*	Fund commenced investment operations on June 26, 2012.
**	Fund commenced investment operations on July 17, 2012.

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

Market Risk

Trading in futures contracts involves each Fund entering into contractual commitments to purchase or sell a commodity, currency or spot volatility product underlying the Fund’s benchmark at a specified date and price, should it hold such futures contract into the deliverable period. Should a Fund enter into a contractual commitment to sell a physical commodity, currency or spot volatility product, it would be required to make delivery of that commodity, currency or spot volatility product at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the value of a commodity, currency or spot volatility product can rise is unlimited, entering into commitments to sell commodities, currencies or spot volatility products would expose a Fund to theoretically unlimited risk.

For more information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.

Credit Risk

When a Fund enters into swap agreements, futures contracts or forward contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations.

The counterparty for futures contracts traded on United States and most foreign futures exchanges as well as certain swaps is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges, which may become applicable in the future), it may be backed by a consortium of banks or other financial institutions.

Certain swap and forward agreements are contracted for directly with counterparties. There can be no assurance that any counterparty, clearing member or clearing house will meet its obligations to a Fund.

Swap agreements do not generally involve the delivery of underlying assets either at the outset of a transaction or upon settlement. Accordingly, if the counterparty to an uncleared swap agreement defaults, the Fund’s risk of loss typically consists of the net amount of payments that the Fund is contractually entitled to receive, if any. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovery collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of February 26, 2014, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund and the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s and VIX Funds’ final creation/redemption NAV for the year ended December 31, 2013.

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

Results of Operations for the Year Ended December 31, 2013 Compared to the Years Ended December 31, 2012 and 2011

ProShares UltraShort DJ-UBS Commodity*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
NAV beginning of period	$3,245,965	$9,107,146	$1,440,073
NAV end of period	$3,797,427	$3,245,965	$9,107,146
Percentage change in NAV	17.0%	(64.4)%	532.4%
Shares outstanding beginning of period	59,997	159,997	30,003
Shares outstanding end of period	59,997	59,997	159,997
Percentage change in shares outstanding	0.0%	(62.5)%	433.3%
Shares created	—	—	1,780,000
Shares redeemed	—	100,000	1,650,006
Per share NAV beginning of period	$54.10	$56.92	$48.00
Per share NAV end of period	$63.29	$54.10	$56.92
Percentage change in per share NAV	17.0%	(5.0)%	18.6%
Percentage change in benchmark	(9.6)%	(1.1)%	(13.3)%
Benchmark annualized volatility	10.0%	13.9%	18.3%

During the year ended December 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to December 31, 2013. By comparison, during the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 159,997 outstanding shares at December 31, 2011 to 59,997 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 30,003 outstanding Shares at December 31, 2010 to 159,997 outstanding shares at December 31, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index.

For the years ended December 31, 2013, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 17.0% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 5.0% for the year ended December 31, 2012, was primarily due to appreciation in the value of the assets of the Fund during the year ended December 31, 2013. The Fund’s per Share NAV decrease of 5.0% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV increase of 18.6% for the year ended December 31, 2011, was primarily due to depreciation in the value of the assets of the Fund in conjunction with significant decrease in outstanding shares during the year ended December 31, 2012.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on November 19, 2013 at $67.46 per Share and reached its low for the year on January 30, 2013 at $51.04 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on June 1, 2012 at $68.06 per Share and reached its low for the year on September 14, 2012 at $46.01 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on December 15, 2011 at $60.83 per Share and reached its low for the year on April 29, 2011 at $39.91 per Share.

The benchmark’s decline of 9.6% for the year ended December 31, 2013, as compared to the benchmark’s decline of 1.1% for the year ended December 31, 2012, can be attributed to a greater depreciation of the underlying components of the index during the year ended December 31, 2013. The benchmark’s decline of 1.1% for the year ended December 31, 2012, as compared to the benchmark’s decline of 13.3% for the year ended December 31, 2011, can be attributed to a lesser depreciation of the underlying components of the index during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Net investment income (loss)	$(32,130)	$(47,749)	$(133,153)
Management fee	34,029	50,766	136,814
Net realized gain (loss)	760,026	761,941	(3,510,053)
Change in net unrealized appreciation/depreciation	(176,434)	(421,729)	734,628
Net income (loss)	$551,462	$292,463	$(2,908,578)

The Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a greater depreciation of the underlying components of the index, notably Gold and Silver, during the year ended December 31, 2013. By comparison, the Fund’s net income increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a lesser depreciation of the underlying components of the index, notably Crude Oil, in conjunction with a significant decrease in outstanding shares, during the year ended December 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares UltraShort DJ-UBS Commodity Fund.

ProShares UltraShort DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
NAV beginning of period	$89,481,266	$144,389,893	$132,214,257
NAV end of period	$256,060,149	$89,481,266	$144,389,893
Percentage change in NAV	186.2%	(38.0)%	9.2%
Shares outstanding beginning of period	2,219,944	3,719,944	2,600,003
Shares outstanding end of period	8,069,944	2,219,944	3,719,944
Percentage change in shares outstanding	263.5%	(40.3)%	43.1%
Shares created	23,300,000	5,900,000	12,530,000
Shares redeemed	17,450,000	7,400,000	11,410,059
Per share NAV beginning of period	$40.31	$38.82	$50.85
Per share NAV end of period	$31.73	$40.31	$38.82
Percentage change in per share NAV	(21.3)%	3.8%	(23.7)%
Percentage change in benchmark	6.8%	(11.8)%	(3.7)%
Benchmark annualized volatility	18.0%	26.0%	33.7%

During the year ended December 31, 2013, the increase in the Fund’s NAV resulted from an increase from 2,219,944 outstanding Shares at December 31, 2012 to 8,069,944 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,719,944 outstanding Shares at December 31, 2011 to 2,219,944 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 2,600,003 outstanding Shares at December 31, 2010 to 3,719,944 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM.

For the years ended December 31, 2013, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.3% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV increase of 3.8% for the year ended December 31, 2012, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2013. The Fund’s per Share NAV increase of 3.8% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV decrease of 23.7% for the year ended December 31, 2011, was primarily due to appreciation in the value of the assets of the Fund during the year ended December 31, 2012.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on April 17, 2013 at $45.45 per Share and reached its low for the year on September 9, 2013 at $26.59 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on June 28, 2012 at $60.49 per Share and reached its low for the year on October 9, 2012 at $31.27 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on October 4, 2011 at $70.55 per Share and reached its low for the year on April 29, 2011 at $36.11 per Share.

The benchmark’s rise of 6.8% for the year ended December 31, 2013, as compared to the benchmark’s decline of 11.8% for the year ended December 31, 2012, can be attributed to an increase in the price of WTI Crude Oil during the year ended December 31, 2013. By comparison, the benchmark’s decline of 11.8% for the year ended December 31, 2012, as compared to the benchmark’s decline of 3.7% for the year ended December 31, 2011, can be attributed to a greater decrease in the price of WTI Crude Oil during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Net investment income (loss)	$(2,544,628)	$(1,078,664)	$(1,211,735)
Management fee	2,581,084	1,121,597	1,228,633
Brokerage commission	77,031	32,261	53,551
Net realized gain (loss)	(12,299,811)	47,569,966	26,732,698
Change in net unrealized appreciation/depreciation	6,077,984	(12,522,341)	9,380,380
Net income (loss)	$(8,766,455)	$33,968,961	$34,901,343

The Fund’s net income decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to an increase in the price of WTI Crude Oil during the year ended December 31, 2013. By comparison, the Fund’s net income decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a decrease in the price of WTI Crude Oil, in conjunction with a significant decrease in outstanding shares, during the year ended December 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares UltraShort DJ-UBS Crude Oil Fund.

ProShares UltraShort DJ-UBS Natural Gas*

Since the Fund commenced investment operations on October 4, 2011, the Fund’s results of operations for the period ended December 31, 2011 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2013 and 2012 and the period from commencement of operations to December 31, 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	October 4, 2011 (Commencement of Operations) through December 31, 2011
NAV beginning of period	$12,768,340	$7,142,310	$400
NAV end of period	$22,734,767	$12,768,340	$7,142,310
Percentage change in NAV	78.1%	78.8%	1,785,477.5%
Shares outstanding beginning of period	125,008	75,008	8
Shares outstanding end of period	324,952	125,008	75,008
Percentage change in shares outstanding	159.9%	66.7%	937,500.0%
Shares created	587,500	262,500	75,000
Shares redeemed	387,556	212,500	—
Per share NAV beginning of period	$102.14	$95.22	$53.33
Per share NAV end of period	$69.96	$102.14	$95.22
Percentage change in per share NAV	(31.5)%	7.3%	78.5%
Percentage change in benchmark	4.9%	(30.6)%	(27.7)%
Benchmark annualized volatility	29.9%	46.3%	29.5%

During the period ended December 31, 2013, the increase in the Fund’s NAV resulted from an increase from 125,008 outstanding Shares at December 31, 2012 to 324,952 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. By comparison, during the year ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 75,008 outstanding Shares at December 31, 2011 to 125,008 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. By comparison, during the period ended December 31, 2011, the increase in the Fund’s

NAV resulted primarily from an increase from 8 outstanding Shares at October 4, 2011 to 75,008 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM.

For the years ended December 31, 2013 and 2012 and the period ended December 31, 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 31.5% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV increase of 7.3% for the year ended December 31, 2012, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2013. The Fund’s per Share NAV increase of 7.3% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV increase of 78.5% for the period ended December 31, 2011, was primarily due to a lesser appreciation in the value of the assets of the Fund during the year ended December 31, 2012.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on April 19, 2013 at $116.81 per Share and reached its low for the period on January 9, 2013 at $59.27 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on April 19, 2012 at $245.67 per Share and reached its low for the year on November 23, 2012 at $72.38 per Share. By comparison, during the period ended December 31, 2011, the Fund’s per Share NAV reached its high for the period on December 30, 2011 at $95.24 per Share and reached its low for the period on October 14, 2011 at $53.00 per Share.

The benchmark’s rise of 4.9% for the year ended December 31, 2013, as compared to the benchmark’s decline of 30.6% for the year ended December 31, 2012, can be attributed to an increase in the price of Henry Hub Natural Gas during the year ended December 31, 2013. The benchmark’s decline of 30.6% for the year ended December 31, 2012, as compared to the benchmark’s decline of 27.7% for the period ended December 31, 2011 can be attributed to a greater decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2013 and 2012 and the period from commencement of operations to December 31, 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	October 4, 2011 (Commencement of Operations) through December 31, 2011

Net investment income (loss)	$(209,360)	$(196,407)	$(15,612)
Management fee	172,542	76,306	5,069
Brokerage commission	45,438	64,176	4,082
Offering costs	—	63,919	6,474
Net realized gain (loss)	(2,584,895)	1,212,995	1,776,323
Change in net unrealized appreciation/depreciation	632,743	(971,131)	1,380,799
Net income (loss)	$(2,161,512)	$45,457	$3,141,510

The Fund’s net income decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to an increase in the price of Henry Hub Natural Gas, during the year ended December 31, 2013. By comparison, the Fund’s net income decreased for the year ended December 31, 2012, as compared to the period ended December 31, 2011, primarily due to a decrease in the price of Henry Hub Natural Gas in conjunction with a significant increase in outstanding shares, during the year ended December 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the Share split for the ProShares UltraShort DJ-UBS Natural Gas Fund.

ProShares UltraShort Gold*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
NAV beginning of period	$92,416,742	$198,298,571	$77,732,507
NAV end of period	$139,436,456	$92,416,742	$198,298,571
Percentage change in NAV	50.9%	(53.4)%	155.1%
Shares outstanding beginning of period	1,446,978	2,397,475	684,975
Shares outstanding end of period	1,346,978	1,446,978	2,397,475
Percentage change in shares outstanding	(6.9)%	(39.7)%	250.0%
Shares created	2,650,000	50,000	2,525,000
Shares redeemed	2,750,000	1,000,497	812,500
Per share NAV beginning of period	$63.87	$82.71	$113.48
Per share NAV end of period	$103.52	$63.87	$82.71
Percentage change in per share NAV	62.1%	(22.8)%	(27.1)%
Percentage change in benchmark	(27.3)%	8.3%	8.9%
Benchmark annualized volatility	21.8%	17.1%	21.2%

During the year ended December 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 1,446,978 outstanding Shares at December 31, 2012 to 1,346,978 outstanding Shares at December 31, 2013. By comparison, during the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,397,475 outstanding Shares at December 31, 2011 to 1,446,978 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 684,975 outstanding Shares at December 31, 2010 to 2,397,475 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London.

For the years ended December 31, 2013, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 62.1% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 22.8% for the year ended December 31, 2012, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2013. The Fund’s per Share NAV decrease of 22.8% for the year ended December 31, 2012, as compared the Fund’s per Share NAV decrease of 27.1% for the year ended December 31, 2011, was primarily due to a relatively lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2012.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on June 28, 2013 at $114.11 per Share and reached its low for the period on January 1, 2013 at $61.07 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on May 30, 2012 at $77.48 per Share and reached its low for the year on October 4, 2012 at $55.30 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on January 28, 2011 at $128.39 per Share and reached its low for the year on September 6, 2011 at $58.07 per Share.

The benchmark’s decline of 27.3% for the year ended December 31, 2013, as compared to the benchmark’s rise of 8.3% for the year ended December 31, 2012, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the year ended December 31, 2013. By comparison, the benchmark’s rise of 8.3% for the year ended December 31, 2012, as compared to the benchmark’s rise of 8.9% for the year ended December 31, 2011, can be attributed to a lesser increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2012.

Net Income /Loss

The following table provides summary income information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Net investment income (loss)	$(1,175,860)	$(1,106,213)	$(1,043,199)
Management fee	1,237,712	1,182,691	1,092,472
Brokerage commission	39	41	2,512
Net realized gain (loss)	61,123,058	(10,065,649)	(45,178,304)
Change in net unrealized appreciation/depreciation	1,901,341	(29,692,737)	36,720,187
Net income (loss)	$61,848,539	$(40,864,599)	$(9,501,316)

The Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the year ended December 31, 2013. By comparison, the Fund’s net income decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to an increase in the price of spot gold in U.S. dollar terms, in conjunction with a significant decrease in outstanding Shares, during the year ended December 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares UltraShort Gold Fund.

ProShares UltraShort Silver*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
NAV beginning of period	$100,656,703	$246,813,921	$99,032,781
NAV end of period	$112,989,686	$100,656,703	$246,813,921
Percentage change in NAV	12.3%	(59.2)%	149.2%
Shares outstanding beginning of period	1,958,489	3,218,874	496,496
Shares outstanding end of period	1,258,489	1,958,489	3,218,874
Percentage change in shares outstanding	(35.7)%	(39.2)%	548.3%
Shares created	3,450,000	5,960,000	14,127,500
Shares redeemed	4,150,000	7,220,385	11,405,122
Per share NAV beginning of period	$51.40	$76.68	$199.46
Per share NAV end of period	$89.78	$51.40	$76.68
Percentage change in per share NAV	74.7%	(33.0)%	(61.6)%
Percentage change in benchmark	(34.9)%	6.3%	(8.0)%
Benchmark annualized volatility	31.5%	29.4%	60.9%

During the year ended December 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 1,958,489 outstanding Shares at December 31, 2012 to 1,258,489 outstanding Shares at December 31, 2013. By comparison, during the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,218,874 outstanding Shares at December 31, 2011 to 1,958,489 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted from an increase from 496,496 outstanding Shares at December 31, 2010 to 3,218,874 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London.

For the years ended December 31, 2013, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 74.7% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 33.0% for the year ended December 31, 2012, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2013. The Fund’s per Share NAV decrease of 33.0% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV decrease of 61.6% for the year ended December 31, 2011, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2012.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on June 27, 2013 at $113.67 per Share and reached its low for the period on January 23, 2013 at $43.72 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on January 3, 2012 at $73.38 per Share and reached its low for the year on October 4, 2012 at $39.13 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on January 25, 2011 at $255.54 per Share and reached its low for the year on August 22, 2011 at $54.63 per Share.

The benchmark’s decline of 34.9% for the year ended December 31, 2013, as compared to the benchmark’s rise of 6.3% for the year ended December 31, 2012, can be attributed to a decrease in the price of spot silver in U.S. dollar terms during the year ended December 31, 2013. The benchmark’s rise of 6.3% for the year ended December 31, 2012, as compared to the benchmark’s decline of 8.0% for the year ended December 31, 2011, can be attributed to an increase in the price of spot silver in U.S. dollar terms during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Net investment income (loss)	$(973,304)	$(1,403,142)	$(3,388,013)
Management fee	1,033,442	1,503,193	3,530,293
Brokerage commission	40	41	3,784
Net realized gain (loss)	113,463,320	(28,109,405)	(171,362,095)
Change in net unrealized appreciation/depreciation	(21,564,801)	(23,716,697)	53,597,597
Net income (loss)	$90,925,215	$(53,229,244)	$(121,152,511)

The Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a decrease in the price of spot silver in U.S. dollar terms during the year ended December 31, 2013. By comparison, the Fund’s net income increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to an increase in the price of spot silver in U.S. dollar terms, in conjunction with a significant decrease in outstanding shares, during the year ended December 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share splits for the ProShares UltraShort Silver Fund.

ProShares Short Euro

Since the Fund commenced investment operations on June 26, 2012, comparisons of the Fund’s results of operations for the year ended December 31, 2011 have not been provided and the Fund’s results of operations for the period ended December 31, 2012 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the year ended December 31, 2013 and the period from commencement of operations to December 31, 2012:

	Year Ended December 31, 2013	June 26, 2012 (Commencement of Operations) through December 31, 2012
NAV beginning of period	$3,763,040	$200
NAV end of period	$8,896,842	$3,763,040
Percentage change in NAV	136.4%	1,881,420.0%
Shares outstanding beginning of period	100,005	5
Shares outstanding end of period	250,005	100,005
Percentage change in shares outstanding	150.0%	2,000,000.0%
Shares created	150,000	100,000
Shares redeemed	—	—
Per share NAV beginning of period	$37.63	$40.00
Per share NAV end of period	$35.59	$37.63
Percentage change in per share NAV	(5.4)%	(5.9)%
Percentage change in benchmark	4.3%	5.6%
Benchmark annualized volatility	7.5%	8.0%

During the year ended December 31, 2013, the increase in the Fund’s NAV resulted from an increase from 100,005 outstanding Shares at December 31, 2012 to 250,005 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the period ended December 31, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at June 26, 2012 to 100,005 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the year ended December 31, 2013 and the period ended December 31, 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 5.4% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 5.9% for the period ended December 31, 2012, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2013.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on March 27, 2013 at $38.76 per Share and reached its low for the period on December 30, 2013 at $35.56 per Share. By comparison, during the period ended December 31, 2012, the Fund’s per Share NAV reached its high for the period on July 24, 2012 at $41.33 per Share and reached its low for the period on December 20, 2012 at $37.50 per Share.

The benchmark’s rise of 4.3% for the year ended December 31, 2013, as compared to the benchmark’s rise of 5.6% for the period ended December 31, 2012, can be attributed to a lesser increase in the value of the euro versus the U.S. dollar during the period ended December 31, 2013. By comparison, the benchmark’s rise of 5.6% for the period ended December 31, 2012, can be attributed to an increase in the value of the euro versus the U.S. dollar during the period ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the year ended December 31, 2013 and the period from commencement of operations to December 31, 2012:

	Year Ended December 31, 2013	June 26, 2012 (Commencement of Operations) through December 31, 2012

Net investment income (loss)	$(51,170)	$(17,891)
Management fee	35,075	—
Brokerage commission	812	313
Offering costs	45,511	21,231
Limitation by Sponsor	(28,232)	(2,145)
Net realized gain (loss)	(381,830)	(164,401)
Change in net unrealized appreciation/depreciation	22,288	(54,868)
Net income (loss)	$(410,712)	$(237,160)

The Fund’s net income decreased for the year ended December 31, 2013, as compared to the period ended December 31, 2012, primarily due to an increase in the value of the euro versus the U.S. dollar and a higher asset base during the year ended December 31, 2013.

ProShares UltraShort Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, comparisons of the Fund’s results of operations for the year ended December 31, 2011 have not been provided and the Fund’s results of operations for the period ended December 31, 2012 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the year ended December 31, 2013 and the period from commencement of operations to December 31, 2012:

	Year Ended December 31, 2013	July 17, 2012 (Commencement of Operations) through December 31, 2012
NAV beginning of period	$3,780,999	$200
NAV end of period	$27,983,279	$3,780,999
Percentage change in NAV	640.1%	1,890,399.5%
Shares outstanding beginning of period	100,005	5
Shares outstanding end of period	600,005	100,005
Percentage change in shares outstanding	500.0%	2,000,000.0%
Shares created	500,000	100,000
Shares redeemed	—	—
Per share NAV beginning of period	$37.81	$40.00
Per share NAV end of period	$46.64	$37.81
Percentage change in per share NAV	23.4%	(5.5)%
Percentage change in benchmark	(14.1)%	0.8%
Benchmark annualized volatility	10.1%	7.5%

During the year ended December 31, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 100,005 outstanding Shares at December 31, 2012 to 600,005 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the period ended December 31, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at July 17, 2012 to 100,005 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the year ended December 31, 2013 and the period ended December 31, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 23.4% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 5.5% for the period ended December 31, 2012, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2013.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on August 2, 2013 at $48.58 per Share and reached its low for the period on April 11, 2013 at $35.89 per Share. By comparison, during the period ended December 31, 2012, the Fund’s per Share NAV reached its high for the period on September 5, 2012 at $40.44 per Share and reached its low for the period on December 14, 2012 at $36.68 per Share.

The benchmark’s decline of 14.1% for the year ended December 31, 2013, as compared to the benchmark’s rise of 0.8% for the period ended December 31, 2012, can be attributed to a decrease in the value of the Australian dollar versus the U.S. dollar during the period ended December 31, 2013. By comparison, the benchmark’s rise of 0.8% for the period ended December 31, 2012, can be attributed to an increase in the value of the Australian dollar versus the U.S. dollar during the period ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the year ended December 31, 2013 and the period from commencement of operations to December 31, 2012:

	Year Ended December 31, 2013	July 17, 2012 (Commencement of Operations) through December 31, 2012

Net investment income (loss)	$(159,424)	$(16,229)
Management fee	106,713	—
Brokerage commission	11,753	1,006
Offering costs	47,870	18,871
Limitation by Sponsor	(1,259)	(2,216)
Net realized gain (loss)	2,720,005	(288,744)
Change in net unrealized appreciation/depreciation	833,294	85,772
Net income (loss)	$3,393,875	$(219,201)

The Fund’s net income increased for the year ended December 31, 2013, as compared to the period ended December 31, 2012, primarily due to a decrease in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2013.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
NAV beginning of period	$526,778,026	$1,100,159,546	$444,412,995
NAV end of period	$418,001,115	$526,778,026	$1,100,159,546
Percentage change in NAV	(20.6)%	(52.1)%	147.6%
Shares outstanding beginning of period	27,700,014	54,100,014	21,900,014
Shares outstanding end of period	24,500,014	27,700,014	54,100,014
Percentage change in shares outstanding	(11.6)%	(48.8)%	147.0%
Shares created	6,250,000	12,900,000	50,600,000
Shares redeemed	9,450,000	39,300,000	18,400,000
Per share NAV beginning of period	$19.02	$20.34	$20.29
Per share NAV end of period	$17.06	$19.02	$20.34
Percentage change in per share NAV	(10.3)%	(6.5)%	0.2%
Percentage change in benchmark	4.3%	2.0%	(3.2)%
Benchmark annualized volatility	7.5%	8.3%	11.4%

During the year ended December 31, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 27,700,014 outstanding Shares at December 31, 2012 to 24,500,014 outstanding Shares at December 31, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 54,100,014 outstanding Shares at December 31, 2011 to 27,700,014 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 21,900,014 outstanding Shares at December 31, 2010 to 54,100,014 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2013, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.3% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 6.5% for the year ended December 31, 2012, was primarily due to a greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2013. The Fund’s per Share NAV decrease of 6.5% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV increase of 0.2% for the year ended December 31, 2011, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2012.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on March 27, 2013 at $20.16 per Share and reached its low for the period on December 30, 2013 at $16.96 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on July 24, 2012 at $22.94 per Share and reached its low for the year on February 24, 2012 at $18.67 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on January 7, 2011 at $21.74 per Share and reached its low for the year on May 3, 2011 at $16.22 per Share.

The benchmark’s rise of 4.3% for the year ended December 31, 2013, as compared to the benchmark’s rise of 2.0% for the year ended December 31, 2012, can be attributed to a greater increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2013. By comparison, the benchmark’s rise of 2.0% for the year ended December 31, 2012, as compared to the benchmark’s decline of 3.2% for the year ended December 31, 2011, can be attributed to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Net investment income (loss)	$(4,375,512)	$(7,447,508)	$(5,907,849)
Management fee	4,600,479	7,972,894	6,179,382
Net realized gain (loss)	(48,055,883)	46,954,540	(5,405,748)
Change in net unrealized appreciation/depreciation	(588,667)	(80,541,179)	90,585,018
Net income (loss)	$(53,020,062)	$(41,034,147)	$79,271,421

The Fund’s net income decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a greater rise in the value of the euro versus the U.S. dollar during the year ended December 31, 2013. By comparison, the Fund’s net income decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a rise in the value of the euro versus the U.S. dollar during the year ended December 31, 2012.

ProShares UltraShort Yen*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
NAV beginning of period	$408,563,630	$221,131,994	$207,685,813
NAV end of period	$588,121,516	$408,563,630	$221,131,994
Percentage change in NAV	43.9%	84.8%	6.5%
Shares outstanding beginning of period	8,049,294	5,399,294	4,416,671
Shares outstanding end of period	8,299,294	8,049,294	5,399,294
Percentage change in shares outstanding	3.1%	49.1%	22.2%
Shares created	5,650,000	6,550,000	6,683,333
Shares redeemed	5,400,000	3,900,000	5,700,710
Per share NAV beginning of period	$50.76	$40.96	$47.02
Per share NAV end of period	$70.86	$50.76	$40.96
Percentage change in per share NAV	39.6%	23.9%	(12.9)%
Percentage change in benchmark	(17.6)%	(11.3)%	5.5%
Benchmark annualized volatility	12.3%	7.6%	8.8%

During the year ended December 31, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 8,049,294 outstanding Shares at December 31, 2012 to 8,299,294 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 5,399,294 outstanding Shares at December 31, 2011 to 8,049,294 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted from an increase from 4,416,671 outstanding Shares at December 31, 2010 to 5,399,294 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the years ended December 31, 2013, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 39.6% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV increase of 23.9% for the year ended December 31, 2012, was primarily due to a greater appreciation in the value of the assets held by the Fund during the year ended December 31, 2013. The Fund’s per Share NAV increase of 23.9% for the year ended December 31, 2012, as compared to the decrease of 12.9% for the year ended December 31, 2011, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2012.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on December 31, 2013 at $70.86 per Share and reached its low for the period on January 8, 2013 at $51.09 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on December 31, 2012 at $50.76 per Share and reached its low for the year on February 2, 2012 at $40.08 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on April 6, 2011 at $51.44 per Share and reached its low for the year on October 28, 2011 at $39.80 per Share.

The benchmark’s decline of 17.6% for the year ended December 31, 2013, as compared to the benchmark’s decline of 11.3% for the year ended December 31, 2012, can be attributed to a greater decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2013. By comparison, the benchmark’s decline of 11.3% for the year ended December 31, 2012, as compared to the benchmark’s rise of 5.5% for the year ended December 31, 2011, can be attributed to a decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Net investment income (loss)	$(4,398,231)	$(2,184,694)	$(2,642,134)
Management fee	4,607,832	2,354,920	2,824,586
Net realized gain (loss)	164,024,125	27,342,607	(50,024,884)
Change in net unrealized appreciation/depreciation	(8,704,656)	42,493,089	11,762,223
Net income (loss)	$150,921,238	$67,651,002	$(40,904,795)

The Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2013. By comparison, the Fund’s net income increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares UltraShort Yen Fund.

ProShares Ultra DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
NAV beginning of period	$6,097,211	$9,058,529	$18,186,658
NAV end of period	$2,915,034	$6,097,211	$9,058,529
Percentage change in NAV	(52.2)%	(32.7)%	(50.2)%
Shares outstanding beginning of period	250,014	350,014	500,014
Shares outstanding end of period	150,014	250,014	350,014
Percentage change in shares outstanding	(40.0)%	(28.6)%	(30.0)%
Shares created	—	—	50,000
Shares redeemed	100,000	100,000	200,000
Per share NAV beginning of period	$24.39	$25.88	$36.37
Per share NAV end of period	$19.43	$24.39	$25.88
Percentage change in per share NAV	(20.3)%	(5.8)%	(28.8)%
Percentage change in benchmark	(9.6)%	(1.1)%	(13.3)%
Benchmark annualized volatility	10.0%	13.9%	18.3%

During the year ended December 31, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 250,014 outstanding shares at December 31, 2012 to 150,014 outstanding Shares at December 31, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 350,014 outstanding Shares at December 31, 2011 to 250,014 outstanding shares at December 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. By comparison, during the year ended December 31, 2011, the decrease in the Fund’s NAV resulted primarily from a decrease from 500,014 outstanding Shares at December 31, 2010 to 350,014 outstanding Shares at December 31, 2011. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index.

For the years ended December 31, 2013, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 20.3% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 5.8% for the year ended December 31, 2012, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2013. The Fund’s per Share NAV decrease of 5.8% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV decrease of 28.8% for the year ended December 31, 2011, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2012.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on January 30, 2013 at $25.72 per Share and reached its low for the period on November 19, 2013 at $18.33 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on September 14, 2012 at $29.39 per Share and reached its low for the year on June 1, 2012 at $20.71 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on April 29, 2011 at $41.87 per Share and reached its low for the year on December 15, 2011 at $24.32 per Share.

The benchmark’s decline of 9.6% for the year ended December 31, 2013, as compared to the benchmark’s decline of 1.1% for the year ended December 31, 2012, can be attributed to a greater depreciation of the underlying components of the index during the year ended December 31, 2013. By comparison, the benchmark’s decline of 1.1% for the year ended December 31, 2012, as compared to the benchmark’s decline of 13.3% for the year ended December 31, 2011, can be attributed to a lesser depreciation of the underlying components of the index during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Net investment income (loss)	$(38,477)	$(73,484)	$(145,601)
Management fee	40,543	78,449	156,105
Net realized gain (loss)	(1,254,295)	(536,107)	(2,051,301)
Change in net unrealized appreciation/depreciation	321,274	401,313	(2,463,654)
Net income (loss)	$(971,498)	$(208,278)	$(4,660,556)

The Fund’s net income decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a greater depreciation of the underlying components of the index, notably Gold and Silver, during the year ended December 31, 2013. By comparison, the Fund’s net income increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a lesser depreciation of the underlying components of the index, notably Crude Oil, during the year ended December 31, 2012.

ProShares Ultra DJ-UBS Crude Oil*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
NAV beginning of period	$483,508,964	$251,395,322	$228,133,077
NAV end of period	$142,773,429	$483,508,964	$251,395,322
Percentage change in NAV	(70.5)%	92.3%	10.2%
Shares outstanding beginning of period	16,449,170	6,149,170	4,562,504
Shares outstanding end of period	4,449,170	16,449,170	6,149,170
Percentage change in shares outstanding	(73.0)%	167.5%	34.8%
Shares created	11,450,000	28,550,000	29,625,000
Shares redeemed	23,450,000	18,250,000	28,038,334
Per share NAV beginning of period	$29.39	$40.88	$50.00
Per share NAV end of period	$32.09	$29.39	$40.88
Percentage change in per share NAV	9.2%	(28.1)%	(18.2)%
Percentage change in benchmark	6.8%	(11.8)%	(3.7)%
Benchmark annualized volatility	18.0%	26.0%	33.7%

During the year ended December 31, 2013, the decrease in the Fund’s NAV resulted from a decrease from 16,449,170 outstanding Shares at December 31, 2012 to 4,449,170 outstanding Shares at December 31, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2012, the increase in the Fund’s NAV resulted from an increase from 6,149,170 outstanding Shares at December 31, 2011 to 16,449,170 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 4,562,504 outstanding Shares at December 31, 2010 to 6,149,170 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM.

For the years ended December 31, 2013, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 9.2% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 28.1% for the year ended December 31, 2012, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2013. The Fund’s per Share NAV decrease of 28.1% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV decrease of 18.2% for the year ended December 31, 2011, was primarily due to a relatively greater depreciation in the value of the assets of the Fund during the year ended December 31, 2012.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on September 6, 2013 at $39.87 per Share and reached its low for the period on April 17, 2013 at $25.06 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on February 24, 2012 at $49.25 per Share and reached its low for the year on June 28, 2012 at $23.36 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on April 29, 2011 at $63.90 per Share and reached its low for the year on October 4, 2011 at $24.90 per Share.

The benchmark’s rise of 6.8% for the year ended December 31, 2013, as compared to the benchmark’s decline of 11.8% for the year ended December 31, 2012, can be attributed to an increase in the price of WTI Crude Oil during the year ended December 31, 2013. By comparison, the benchmark’s decline of 11.8% for the year ended December 31, 2012, as compared to the benchmark’s decline of 3.7% for the year ended December 31, 2011, can be attributed to a greater decrease in the price of WTI Crude Oil during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Net investment income (loss)	$(2,196,281)	$(3,248,430)	$(3,186,369)
Management fee	2,275,701	3,400,756	3,243,051
Brokerage commission	55,871	87,836	102,605
Net realized gain (loss)	120,757,237	(84,049,115)	110,396,094
Change in net unrealized appreciation/depreciation	(52,715,067)	66,691,302	(22,452,239)
Net income (loss)	$65,845,889	$(20,606,243)	$84,757,486

The Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to an increase in the price of WTI Crude Oil during the year ended December 31, 2013. By comparison, the Fund’s net income decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a greater decrease in the price of WTI Crude Oil during the year ended December 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares Ultra DJ-UBS Crude Oil Fund.

ProShares Ultra DJ-UBS Natural Gas*

Since the Fund commenced investment operations on October 4, 2011, the Fund’s results of operations for the period ended December 31, 2011 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2013 and 2012 and the period from commencement of operations to December 31, 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	October 4, 2011 (Commencement of Operations) through December 31, 2011
NAV beginning of period	$73,019,370	$4,079,349	$400
NAV end of period	$62,915,779	$73,019,370	$4,079,349
Percentage change in NAV	(13.8)%	1,690.0%	1,019,737.3%
Shares outstanding beginning of period	1,869,941	40,002	2
Shares outstanding end of period	1,619,941	1,869,941	40,002
Percentage change in shares outstanding	(13.4)%	4,574.6%	2,000,000.0%
Shares created	5,400,000	2,930,000	40,000
Shares redeemed	5,650,000	1,100,061	—
Per share NAV beginning of period	$39.05	$101.98	$200.00
Per share NAV end of period	$38.84	$39.05	$101.98
Percentage change in per share NAV	(0.5)%	(61.7)%	(49.0)%
Percentage change in benchmark	4.9%	(30.6)%	(27.7)%
Benchmark annualized volatility	29.9%	46.3%	29.5%

During the year ended December 31, 2013, the decrease in the Fund’s NAV resulted from a decrease from 1,869,941 outstanding Shares at December 31, 2012 to 1,619,941 outstanding Shares at December 31, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM.. By comparison, during the year ended December 31, 2012, the increase in the Fund’s NAV resulted from an increase from 40,002 outstanding Shares at December 31, 2011 to 1,869,941 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV was partially offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. By comparison, during the period ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 2 outstanding Shares at October 4, 2011 to 40,002 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM.

For the years ended December 31, 2013 and 2012 and the period ended December 31, 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.5% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 61.7% for the year ended December 31, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2013. The Fund’s per Share NAV decrease of 61.7% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV decrease of 49.0% for the period ended December 31, 2011, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2012.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on April 19, 2013 at $59.32 per Share and reached its low for the period on November 4, 2013 at $27.41 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on January 4, 2012 at $109.49 per Share and reached its low for the year on April 19, 2012 at $29.42 per Share. By comparison, during the period ended December 31, 2011, the Fund’s per Share NAV reached its high for the period on October 4, 2011 at $200.00 per Share and reached its low for the period on December 30, 2011 at $101.98 per Share.

The benchmark’s rise of 4.9% for the year ended December 31, 2013, as compared to the benchmark’s decline of 30.6% for the year ended December 31, 2012, can be attributed to an increase in the price of Henry Hub Natural Gas during the year ended December 31, 2013. By comparison, the benchmark’s decline of 30.6% for the year ended December 31, 2012, as compared to the benchmark’s decline of 27.7% for the period ended December 31, 2011, can be attributed to a greater decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2013 and 2012 and the period from commencement of operations to December 31, 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	October 4, 2011 (Commencement of Operations) through December 31, 2011

Net investment income (loss)	$(821,690)	$(566,310)	$(10,459)
Management fee	707,598	404,318	1,454
Brokerage commission	147,433	128,470	2,531
Offering costs	—	63,919	6,474
Net realized gain (loss)	41,422,856	(2,835,183)	(1,481,819)
Change in net unrealized appreciation/depreciation	162,544	(2,990,657)	(825,510)
Net income (loss)	$40,763,710	$(6,392,150)	$(2,317,788)

The Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to an increase in the price of Henry Hub Natural Gas during the year ended December 31, 2013. The Fund’s net income decreased for the year ended December 31, 2012, as compared to the period ended December 31, 2011, primarily due to a greater decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares Ultra DJ-UBS Natural Gas Fund.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
NAV beginning of period	$335,054,752	$326,399,360	$259,562,075
NAV end of period	$132,017,405	$335,054,752	$326,399,360
Percentage change in NAV	(60.6)%	2.7%	25.8%
Shares outstanding beginning of period	4,000,014	4,300,014	3,750,014
Shares outstanding end of period	3,200,014	4,000,014	4,300,014
Percentage change in shares outstanding	(20.0)%	(7.0)%	14.7%
Shares created	550,000	500,000	1,350,000
Shares redeemed	1,350,000	800,000	800,000
Per share NAV beginning of period	$83.76	$75.91	$69.22
Per share NAV end of period	$41.26	$83.76	$75.91
Percentage change in per share NAV	(50.7)%	10.4%	9.7%
Percentage change in benchmark	(27.3)%	8.3%	8.9%
Benchmark annualized volatility	21.8%	17.1%	21.2%

During the year ended December 31, 2013, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. The decrease in the Fund’s NAV also resulted in part from a decrease from 4,000,014 outstanding Shares at December 31, 2012 to 3,200,014 outstanding Shares at December 31, 2013. By comparison, during the year ended December 31, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 4,300,014 outstanding Shares at December 31, 2011 to 4,000,014 outstanding Shares at December 31, 2012. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 3,750,014 outstanding Shares at December 31, 2010 to 4,300,014 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London.

For the years ended December 31, 2013, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 50.7% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV increase of 10.4% for the year ended December 31, 2013, was primarily due to the depreciation in the value of the assets of the Fund during the year ended December 31, 2013. The Fund’s per Share NAV increase of 10.4% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV increase of 9.7% for the year ended December 31, 2011, was primarily due to the greater appreciation in the value of the assets of the Fund during the year ended December 31, 2012.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on January 2, 2013 at $87.40 per Share and reached its low for the period on December 20, 2013 at $40.65 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on February 28, 2012 at $101.40 per Share and reached its low for the year on May 30, 2012 at $74.51 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on September 6, 2011 at $120.56 per Share and reached its low for the year on January 28, 2011 at $60.68 per Share.

The benchmark’s decline of 27.3% for the year ended December 31, 2013, as compared to the benchmark’s rise of 8.3% for the year ended December 31, 2012, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the year ended December 31, 2013. By comparison, the benchmark’s rise of 8.3% for the year ended December 31, 2012, as compared to the benchmark’s rise of 8.9% for the year ended December 31, 2011, can be attributed to a lesser increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Net investment income (loss)	$(1,925,215)	$(3,169,265)	$(2,975,486)
Management fee	2,055,613	3,411,655	3,118,702
Brokerage commission	39	42	2,927
Net realized gain (loss)	(165,625,006)	(33,589,632)	100,090,298
Change in net unrealized appreciation/depreciation	8,820,461	65,231,378	(89,921,171)
Net income (loss)	$(158,729,760)	$28,472,481	$7,193,641

The Fund’s net income decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the year ended December 31, 2013. By comparison, the Fund’s net income increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to an increase in the price of spot gold in U.S. dollar terms, in conjunction with a higher average shares outstanding, during the year ended December 31, 2012.

ProShares Ultra Silver*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
NAV beginning of period	$747,725,400	$606,824,420	$547,003,919
NAV end of period	$465,479,519	$747,725,400	$606,824,420
Percentage change in NAV	(37.7)%	23.2%	10.9%
Shares outstanding beginning of period	4,350,007	3,512,507	1,750,007
Shares outstanding end of period	7,350,007	4,350,007	3,512,507
Percentage change in shares outstanding	69.0%	23.8%	100.7%
Shares created	4,112,500	2,262,500	3,912,500
Shares redeemed	1,112,500	1,425,000	2,150,000
Per share NAV beginning of period	$171.89	$172.76	$312.57
Per share NAV end of period	$63.33	$171.89	$172.76
Percentage change in per share NAV	(63.2)%	(0.5)%	(44.7)%
Percentage change in benchmark	(34.9)%	6.3%	(8.0)%
Benchmark annualized volatility	31.5%	29.4%	60.9%

During the year ended December 31, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 4,350,007 outstanding Shares at December 31, 2012 to 7,350,007 outstanding Shares at December 31, 2013. By comparison, during the year ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 3,512,507 outstanding Shares at December 31, 2011 to 4,350,007 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted from an increase from 1,750,007 outstanding Shares at December 31, 2010 to 3,512,507 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London.

For the years ended December 31, 2013, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 63.2% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 0.5% for the year ended December 31, 2012, was primarily due to relatively greater depreciation in the value of the assets of the Fund during the year ended December 31, 2013. The Fund’s per Share NAV decrease of 0.5% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV decrease of 44.7% for the year ended December 31, 2011, was primarily due to relatively lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2012.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on January 23, 2013 at $197.58 per Share and reached its low for the period on December 4, 2013 at $60.89 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on February 29, 2012 at $294.08 per Share and reached its low for the year on July 12, 2012 at $143.05 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on April 28, 2011 at $738.44 per Share and reached its low for the year on December 29, 2011 at $149.69 per Share.

The benchmark’s decline of 34.9% for the year ended December 31, 2013, as compared to the benchmark’s rise of 6.3% for the year ended December 31, 2012, can be attributed to a decrease in the price of spot silver in U.S. dollar terms during the year ended December 31, 2013. The benchmark’s rise of 6.3% for the year ended December 31, 2012, as compared to the benchmark’s decline of 8.0% for the year ended December 31, 2011, can be attributed to an increase in the price of spot silver in U.S. dollar terms during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Net investment income (loss)	$(5,280,707)	$(6,918,157)	$(7,956,212)
Management fee	5,628,988	7,438,345	8,372,487
Brokerage commission	36	45	7,511
Net realized gain (loss)	(701,518,468)	(66,421,123)	(209,430,844)
Change in net unrealized appreciation/depreciation	143,242,691	33,668,685	(228,663,565)
Net income (loss)	$(563,556,484)	$(39,670,595)	$(446,050,621)

The Fund’s net income decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a decrease in the price of spot silver in U.S. dollar terms during the year ended December 31, 2013. By comparison, the Fund’s net income increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to an increase in the price of spot silver in U.S. dollar terms during the year ended December 31, 2012.

*	See Note 1 and Note 9 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares Ultra Silver Fund.

ProShares Ultra Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, comparisons of the Fund’s results of operations for the year ended December 31, 2011 have not been provided and the Fund’s results of operations for the period ended December 31, 2012 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the year ended December 31, 2013 and the period from commencement of operations to December 31, 2012:

	Year Ended December 31, 2013	July 17, 2012 (Commencement of Operations) through December 31, 2012
NAV beginning of period	$4,150,068	$200
NAV end of period	$3,168,165	$4,150,068
Percentage change in NAV	(23.7)%	2,074,934.0%
Shares outstanding beginning of period	100,005	5
Shares outstanding end of period	100,005	100,005
Percentage change in shares outstanding	0.0%	2,000,000.0%
Shares created	—	100,000
Shares redeemed	—	—
Per share NAV beginning of period	$41.50	$40.00
Per share NAV end of period	$31.68	$41.50
Percentage change in per share NAV	(23.7)%	3.8%
Percentage change in benchmark	(14.1)%	0.8%
Benchmark annualized volatility	10.1%	7.5%

During the year ended December 31, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to December 31, 2013. By comparison, during the period ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 5 outstanding Shares at July 17, 2012 to 100,005 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the year ended December 31, 2013 and the period ended December 31, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 23.7% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV increase of 3.8% for the period ended December 31, 2012, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2013.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on April 11, 2013 at $43.27 per Share and reached its low for the period on December 18, 2013 at $31.08 per Share. By comparison, during the period ended December 31, 2012, the Fund’s per Share NAV reached its high for the period on December 14, 2012 at $42.82 per Share and reached its low for the period on September 5, 2012 at $39.29 per Share.

The benchmark’s decline of 14.1% for the year ended December 31, 2013, as compared to the benchmark’s rise of 0.8% for the period ended December 31, 2012, can be attributed to a decrease in the value of the Australian dollar versus the U.S. dollar during the period ended December 31, 2013. By comparison, the benchmark’s rise of 0.8% for the period ended December 31, 2012, can be attributed to an increase in the value of the Australian dollar versus the U.S. dollar during the period ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the year ended December 31, 2013 and the period from commencement of operations to December 31, 2012:

	Year Ended December 31, 2013	July 17, 2012 (Commencement of Operations) through December 31, 2012

Net investment income (loss)	$(34,905)	$(17,298)
Management fee	14,696	—
Brokerage commission	1,545	932
Offering costs	47,870	18,871
Limitation by Sponsor	(27,636)	(1,012)
Net realized gain (loss)	(928,014)	265,989
Change in net unrealized appreciation/depreciation	(18,984)	(98,823)
Net income (loss)	$(981,903)	$149,868

The Fund’s net income decreased for the year ended December 31, 2013, as compared to the period ended December 31, 2012, primarily due to a decrease in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2013.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
NAV beginning of period	$4,870,316	$9,554,748	$7,729,684
NAV end of period	$2,603,827	$4,870,316	$9,554,748
Percentage change in NAV	(46.5)%	(49.0)%	23.6%
Shares outstanding beginning of period	200,014	400,014	300,014
Shares outstanding end of period	100,014	200,014	400,014
Percentage change in shares outstanding	(50.0)%	(50.0)%	33.3%
Shares created	50,000	50,000	100,000
Shares redeemed	150,000	250,000	—
Per share NAV beginning of period	$24.35	$23.89	$25.76
Per share NAV end of period	$26.03	$24.35	$23.89
Percentage change in per share NAV	6.9%	1.9%	(7.3)%
Percentage change in benchmark	4.3%	2.0%	(3.2)%
Benchmark annualized volatility	7.5%	8.3%	11.4%

During the year ended December 31, 2013, the decrease in the Fund’s NAV resulted from a decrease from 200,014 outstanding Shares at December 31, 2012 to 100,014 outstanding Shares at December 31, 2013. The decrease in the Fund’s NAV was offset by cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 400,014 outstanding Shares at December 31, 2011 to 200,014 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted from an increase from 300,014 outstanding Shares at December 31, 2010 to 400,014 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2013, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.9% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV increase of 1.9% for the year ended December 31, 2012, was primarily due to a greater appreciation in the value of the assets held by the Fund during the year ended December 31, 2013. The Fund’s per Share NAV increase of 1.9% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV decrease of 7.3% for the year ended December 31, 2011, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2012.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on October 25, 2013 at $26.28 per Share and reached its low for the period on July 9, 2013 at $22.64 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on February 24, 2012 at $25.78 per Share and reached its low for the year on July 24, 2012 at $20.56 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on May 3, 2011 at $31.63 per Share and reached its low for the year on December 28, 2011 at $23.88 per Share.

The benchmark’s rise of 4.3% for the year ended December 31, 2013, as compared to the benchmark’s rise of 2.0% for the year ended December 31, 2012, can be attributed to a greater increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2013. By comparison, the benchmark’s rise of 2.0% for the year ended December 31, 2012, as compared to the benchmark’s decline of 3.2% for the year ended December 31, 2011, can be attributed to an increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Net investment income (loss)	$(35,024)	$(60,126)	$(75,102)
Management fee	36,925	63,816	79,638
Net realized gain (loss)	210,205	(398,426)	354,405
Change in net unrealized appreciation/depreciation	13,879	605,705	(866,900)
Net income (loss)	$189,060	$147,153	$(587,597)

The Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a relatively greater increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2013. By comparison, the Fund’s net income increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a rise in the value of the euro versus the U.S. dollar during the year ended December 31, 2012.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
NAV beginning of period	$4,227,995	$5,471,075	$5,024,240
NAV end of period	$2,795,026	$4,227,995	$5,471,075
Percentage change in NAV	(33.9)%	(22.7)%	8.9%
Shares outstanding beginning of period	150,014	150,014	150,014
Shares outstanding end of period	150,014	150,014	150,014
Percentage change in shares outstanding	0.0%	0.0%	0.0%
Shares created	50,000	—	50,000
Shares redeemed	50,000	—	50,000
Per share NAV beginning of period	$28.18	$36.47	$33.49
Per share NAV end of period	$18.63	$28.18	$36.47
Percentage change in per share NAV	(33.9)%	(22.7)%	8.9%
Percentage change in benchmark	(17.6)%	(11.3)%	5.5%
Benchmark annualized volatility	12.3%	7.6%	8.8%

During the year ended December 31, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2012. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to December 31, 2013. By comparison, during the year ended December 31, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2012. There was no net change in the Fund’s outstanding Shares from December 31, 2011 to December 31, 2012. By comparison, during the year ended December 31, 2011, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2011. There was no net change in the Fund’s outstanding shares from December 31, 2010 to December 31, 2011.

For the years ended December 31, 2013, 2012 and 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 33.9% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 22.7% for the year ended December 31, 2012, was primarily due to a relatively greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2013. The Fund’s per Share NAV decrease of 22.7% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV increase of 8.9% for the year ended December 31, 2011, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2012.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on January 8, 2013 at $27.97 per Share and reached its low for the period on December 31, 2013 at $18.63 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on February 2, 2012 at $37.15 per Share and reached its low for the year on December 31, 2012 at $28.18 per Share. By comparison, during the year ended December 31, 2011, the Fund’s per Share NAV reached its high for the year on October 28, 2011 at $37.86 per Share and reached its low for the year on April 6, 2011 at $30.09 per Share.

The benchmark’s decline of 17.6% for the year ended December 31, 2013, as compared to the benchmark’s decline of 11.3% for the year ended December 31, 2012, can be attributed to a greater decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2013. The benchmark’s decline of 11.3% for the year ended December 31, 2012, as compared to the benchmark’s rise of 5.5% for the year ended December 31, 2011, can be attributed to a decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Net investment income (loss)	$(31,774)	$(44,440)	$(39,572)
Management fee	33,569	47,964	41,443
Net realized gain (loss)	(1,879,101)	(601,910)	564,832
Change in net unrealized appreciation/depreciation	335,084	(596,730)	(180,983)
Net income (loss)	$(1,575,791)	$(1,243,080)	$344,277

The Fund’s net income decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a relatively greater decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2013. By comparison, the Fund’s net income decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2012.

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2013 and 2012 and the period from commencement of operations to December 31, 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	January 3, 2011 (Commencement of Operations) through December 31, 2011
NAV beginning of period	$137,657,464	$30,549,903	$400
NAV end of period	$270,398,554	$137,657,464	$30,549,903
Percentage change in NAV	96.4%	350.6%	7,637,375.8%
Shares outstanding beginning of period	1,640,001	80,001	1
Shares outstanding end of period	9,474,812	1,640,001	80,001
Percentage change in shares outstanding	477.7%	1,950.0%	8,000,000.0%
Shares created	16,095,000	5,585,000	945,000
Shares redeemed	8,260,189	4,025,000	865,000
Per share NAV beginning of period	$83.94	$381.87	$400.00
Per share NAV end of period	$28.54	$83.94	$381.87
Percentage change in per share NAV	(66.0)%	(78.0)%	(4.5)%
Percentage change in benchmark	(65.7)%	(77.9)%	(2.1)%
Benchmark annualized volatility	57.9%	74.2%	78.4%

During the year ended December 31, 2013, the increase in the Fund’s NAV resulted from an increase from 1,640,001 outstanding Shares at December 31, 2012 to 9,474,812 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2012, the increase in the Fund’s NAV resulted from an increase from 80,001 outstanding Shares at December 31, 2011 to 1,640,001 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the period ended December 31, 2011, the increase in the Fund’s NAV resulted from an increase from 1 outstanding Share at January 3, 2011 to 80,001 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the years ended December 31, 2013 and 2012 and the period ended December 31, 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 66.0% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 78.0% for the year ended December 31, 2012, was primarily due to a lesser decline in prices of the first and second month VIX futures during the year ended December 31, 2013. The Fund’s per Share NAV decrease of 78.0% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV decrease of 4.5% for the period ended December 31, 2011, was primarily due to a greater decline in prices of the first and second month VIX futures during the year ended December 31, 2012.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $76.11 per Share and reached its low for the period on December 26, 2013 at $27.63 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on January 3, 2012 at $358.13 per Share and reached its low for the year on December 18, 2012 at $75.65 per Share. By comparison, during the period ended December 31, 2011, the Fund’s per Share NAV reached its high for the period on October 3, 2011 at $618.83 per Share and reached its low for the period on July 7, 2011 at $215.73 per Share.

The benchmark’s decline of 65.7% for the year ended December 31, 2013, as compared to the benchmark’s decline of 77.9% for the year ended December 31, 2012, can be attributed to a lesser decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2013. The benchmark’s decline of 77.9% for the year ended December 31, 2012, as compared to the benchmark’s decline of 2.1% for the period ended December 31, 2011, can be attributed to a decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2013 and 2012 and the period from commencement of operations to December 31, 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	January 3, 2011 (Commencement of Operations) through December 31, 2011

Net investment income (loss)	$(1,584,119)	$(1,053,112)	$(282,569)
Management fee	1,661,129	1,129,484	96,904
Offering costs	—	1,090	197,908
Net realized gain (loss)	(144,624,652)	(160,947,857)	3,734,445
Change in net unrealized appreciation/depreciation	(16,426,828)	1,359,137	(1,576,931)
Net income (loss)	$(162,635,599)	$(160,641,832)	$1,874,945

The Fund’s net income decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to declining futures prices and a higher net asset base during the year ended December 31,

2013. By comparison, the Fund’s net income decreased for the year ended December 31, 2012, as compared to the period ended December 31, 2011, primarily due to a higher asset base and declining futures prices during the year ended December 31, 2012.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2013 and 2012 and the period from commencement of operations to December 31, 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	January 3, 2011 (Commencement of Operations) through December 31, 2011
NAV beginning of period	$37,302,992	$90,821,428	$400
NAV end of period	$51,134,323	$37,302,992	$90,821,428
Percentage change in NAV	37.1%	(58.9)%	22,705,257.0%
Shares outstanding beginning of period	1,075,005	1,225,005	5
Shares outstanding end of period	2,650,005	1,075,005	1,225,005
Percentage change in shares outstanding	146.5%	(12.2)%	24,500,000.0%
Shares created	6,050,000	2,425,000	1,600,000
Shares redeemed	4,475,000	2,575,000	375,000
Per share NAV beginning of period	$34.70	$74.14	$80.00
Per share NAV end of period	$19.30	$34.70	$74.14
Percentage change in per share NAV	(44.4)%	(53.2)%	(7.3)%
Percentage change in benchmark	(43.8)%	(52.9)%	(6.3)%
Benchmark annualized volatility	25.1%	32.0%	39.2%

During the year ended December 31, 2013, the increase in the Fund’s NAV resulted from an increase from 1,075,005 outstanding Shares at December 31, 2012 to 2,650,005 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,225,005 outstanding Shares at December 31, 2011 to 1,075,005 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the period ended December 31, 2011, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at January 3, 2011 to 1,225,005 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the years ended December 31, 2013 and 2012 and the period ended December 31, 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 44.4% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 53.2% for the year ended December 31, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2013. The Fund’s per Share NAV decrease of 53.2% for the year ended December 31, 2012, as compared to the decrease of 7.3% for the period ended December 31, 2011, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2012.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $32.37 per Share and reached its low for the period on December 26, 2013 at $19.26 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on January 3, 2012 at $71.93 per Share and reached its low for the year on December 18, 2012 at $32.79 per Share. By comparison, during the period ended December 31, 2011, the Fund’s per Share NAV reached its high for the period on October 3, 2011 at $92.26 per Share and reached its low for the period on July 7, 2011 at $57.37 per Share.

The benchmark’s decline of 43.8% for the year ended December 31, 2013, as compared to the benchmark’s decline of 52.9% for the year ended December 31, 2012, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the year ended December 31, 2013. By comparison, the benchmark’s decline of 52.9% for the year ended December 31, 2012, as compared to the benchmark’s decline of 6.3% for the period ended December 31, 2011, can be attributed to a greater decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2013 and 2012 and the period from commencement of operations to December 31, 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	January 3, 2011 (Commencement of Operations) through December 31, 2011

Net investment income (loss)	$(546,566)	$(786,167)	$(117,121)
Management fee	572,377	835,393	—
Offering costs	—	682	123,692
Limitation by Sponsor	—	—	(2,481)
Net realized gain (loss)	(28,219,941)	(75,241,872)	(513,727)
Change in net unrealized appreciation/depreciation	(3,428,310)	4,651,290	(6,118,704)
Net income (loss)	$(32,194,817)	$(71,376,749)	$(6,749,552)

The Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a lesser decline in futures prices during the year ended December 31, 2013. By comparison, the Fund’s net income decreased for the year ended December 31, 2012, as compared to the period ended December 31, 2011, primarily due to declining futures prices during the year ended December 31, 2012.

ProShares Ultra VIX Short-Term Futures ETF*

Since the Fund commenced investment operations on October 3, 2011, the Fund’s results of operations for the period ended December 31, 2011 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2013 and 2012 and from commencement of operations to December 31, 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	October 3, 2011 (Commencement of Operations) through December 31, 2011
NAV beginning of period	$84,716,132	$9,881,113	$400
NAV end of period	$226,233,584	$84,716,132	$9,881,113
Percentage change in NAV	167.0%	757.4%	2,470,178.3%
Shares outstanding beginning of period	105,202	333	0
Shares outstanding end of period	3,372,389	105,202	333
Percentage change in shares outstanding	3,105.6%	31,492.2%	7,991,900.0%
Shares created	9,900,000	663,438	333
Shares redeemed	6,632,813	558,569	—
Per share NAV beginning of period	$805.27	$29,673.01	$96,000.00
Per share NAV end of period	$67.08	$805.27	$29,673.01
Percentage change in per share NAV	(91.7)%	(97.3)%	(69.1)%
Percentage change in benchmark	(65.7)%	(77.9)%	(37.9)%
Benchmark annualized volatility	57.9%	74.2%	93.1%

During the year ended December 31, 2013, the increase in the Fund’s NAV resulted from an increase from 105,202 outstanding Shares at December 31, 2012 to 3,372,389 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2012, the increase in the Fund’s NAV resulted from an increase from 333 outstanding Shares at December 31, 2011 to 105,202 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the period ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 0 outstanding Shares at October 3, 2011 to 333 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the years ended December 31, 2013 and 2012 and the period ended December 31, 2011, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 91.7% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 97.3% for the year ended December 31, 2012, was primarily due to a lesser decline in prices of the first and second month VIX futures during the year ended December 31, 2013. The Fund’s per Share NAV decrease of 97.3% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV decrease of 69.1% for the period ended December 31, 2011, was primarily due to a greater decline in prices of the first and second month VIX futures during the year ended December 31, 2012.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $652.25 per Share and reached its low for the period on December 26, 2013 at $62.89 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on January 3, 2012 at $25,960.80 per Share and reached its low for the year on December 18, 2012 at $710.80 per Share. By comparison, during the period ended December 31, 2011, the Fund’s per Share NAV reached its high for the period on October 3, 2011 at $96,000 per Share and reached its low for the period on December 21, 2011 at $25,287.60 per Share.

The benchmark’s decline of 65.7% for the year ended December 31, 2013, as compared to the benchmark’s decline of 77.9% for the year ended December 31, 2012, can be attributed to a lesser decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2013. The benchmark’s decline of 77.9% for the year ended December 31, 2012, as compared to the benchmark’s decline of 37.9% for the period ended December 31, 2011, can be attributed to declining prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2013 and 2012 and from commencement of operations to December 31, 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	October 3, 2011 (Commencement of Operations) through December 31, 2011

Net investment income (loss)	$(4,828,761)	$(3,001,646)	$(16,778)
Management fee	2,555,345	1,579,190	4,264
Brokerage commission	2,343,432	1,413,912	5,441
Offering costs	—	69,761	7,073
Net realized gain (loss)	(405,797,946)	(509,401,530)	(3,524,753)
Change in net unrealized appreciation/depreciation	(26,361,262)	3,116,767	(762,790)
Net income (loss)	$(436,987,969)	$(509,286,409)	$(4,304,321)

The Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a lesser decline in futures prices during the year ended December 31, 2013. By comparison, the Fund’s net income decreased for the year ended December 31, 2012, as compared to the period ended December 31, 2011, primarily due to a higher asset base and declining futures prices during the year ended December 31, 2012.

*	See Note 1 and Note 9 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Short VIX Short-Term Futures ETF*

Since the Fund commenced investment operations on October 3, 2011, the Fund’s results of operations for the period ended December 31, 2011 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2013 and 2012 and the period from commencement of operations to December 31, 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	October 3, 2011 (Commencement of Operations) through December 31, 2011
NAV beginning of period	$82,663,633	$7,760,424	$400
NAV end of period	$141,751,202	$82,663,633	$7,760,424
Percentage change in NAV	71.5%	965.2%	1,940,006.0%
Shares outstanding beginning of period	2,500,040	600,040	40
Shares outstanding end of period	2,100,040	2,500,040	600,040
Percentage change in shares outstanding	(16.0)%	316.7%	1,500,000.0%
Shares created	11,500,000	20,900,000	600,000
Shares redeemed	11,900,000	19,000,000	—
Per share NAV beginning of period	$33.06	$12.93	$10.00
Per share NAV end of period	$67.50	$33.06	$12.93
Percentage change in per share NAV	104.2%	155.7%	29.3%
Percentage change in benchmark	(65.7)%	(77.9)%	(37.9)%
Benchmark annualized volatility	57.9%	74.2%	93.1%

During the year ended December 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 2,500,040 outstanding Shares at December 31, 2012 to 2,100,040 outstanding Shares at December 31, 2013. By comparison, during the year ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 600,040 outstanding Shares at December 31, 2011 to 2,500,040 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the period ended December 31, 2011, the increase in the Fund’s NAV resulted primarily from an increase from 40 outstanding Shares at October 3, 2011 to 600,040 outstanding Shares at December 31, 2011. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the years ended December 31, 2013 and 2012 and the period ended December 31, 2011, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 104.2% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV increase of 155.7% for the year ended December 31, 2012, was primarily due to a lesser decline in prices of the first and second month VIX futures during the year ended December 31, 2013. The Fund’s per Share NAV increase of 155.7% for the year ended December 31, 2012, as compared to the Fund’s per Share NAV increase of 29.3% for the period ended December 31, 2011, was primarily due to a greater decline in prices of the first and second month VIX futures during the year ended December 31, 2012.

During the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the period on December 26, 2013 at $69.78 per Share and reached its low for the period on June 24, 2013 at $35.51 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on December 18, 2012 at $39.25 per Share and reached its low for the year on January 3, 2012 at $13.74 per Share. By comparison, during the period ended December 31, 2011, the Fund’s per Share NAV reached its high for the period on October 28, 2011 at $14.60 per Share and reached its low for the period on November 25, 2011 at $9.69 per Share.

The benchmark’s decline of 65.7% for the year ended December 31, 2013, as compared to the benchmark’s decline of 77.9% for the year ended December 31, 2012, can be attributed to a lesser decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2013. The benchmark’s decline of 77.9% for the year ended December 31, 2012, as compared to the benchmark’s decline of 37.9% for the period ended December 31, 2011, can be attributed to declining prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2012.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2013 and 2012 and the period from commencement of operations to December 31, 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	October 3, 2011 (Commencement of Operations) through December 31, 2011

Net investment income (loss)	$(1,328,369)	$(437,699)	$(16,333)
Management fee	845,479	196,650	5,916
Brokerage commission	519,393	189,549	3,345
Offering costs	—	69,761	7,073
Net realized gain (loss)	87,181,110	13,206,071	1,355,837
Change in net unrealized appreciation/depreciation	9,505,925	(1,474,803)	90,180
Net income (loss)	$95,358,666	$11,293,569	$1,429,684

The Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a higher asset base and declining futures prices during the year ended December 31, 2013. The Fund’s net income increased for the year ended December 31, 2012, as compared to the period ended December 31, 2011, primarily due to a higher asset base and declining futures prices during the year ended December 31, 2012.

*	See Note 1 and Note 9 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Since ProShares UltraShort Australian Dollar and ProShares Ultra Australian Dollar commenced investment operations on July 17, 2012 and ProShares Short Euro commenced investment operations on June 26, 2012, comparisons of positions in certain Financial Instruments held by each of ProShares UltraShort Australian Dollar, ProShares Ultra Australian Dollar and ProShares Short Euro for the year ended December 31, 2012 may not be meaningful.

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of December 31, 2013 and 2012, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort DJ-UBS Commodity:

As of December 31, 2013 and 2012, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s short swap positions as of December 31, 2013 and 2012, which were sensitive to commodity price risk.

Swap Agreements as of December 31, 2013
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Deutsche Bank AG	Short	$125.7515	$(2,912,629)
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	125.7515	(3,114,183)
Dow Jones-UBS Commodity Index	UBS AG	Short	125.7515	(1,567,698)
Swap Agreements as of December 31, 2012
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$139.0707	$(4,729,704)
Dow Jones-UBS Commodity Index	UBS AG	Short	139.0707	(1,763,052)

The December 31, 2013 and 2012 short swap notional values are calculated by multiplying units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Crude Oil:

As of December 31, 2013 and 2012, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2014	2,203	$98.55	1,000	$(217,105,650)

Swap Agreements as of December 31, 2013
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Deutsche Bank AG	Short	$244.4323	$(81,834,893)
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Short	244.4323	(79,971,962)
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Short	244.4323	(53,493,455)
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Short	244.4323	(79,680,364)

Futures Positions as of December 31, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2013	825	$92.27	1,000	$(76,122,750)

Swap Agreements as of December 31, 2012
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Short	$228.9141	$(37,668,290)
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Short	228.9141	(16,223,148)
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Short	228.9141	(48,930,885)

The December 31, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2013 and 2012 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Natural Gas:

As of December 31, 2013 and 2012, the ProShares UltraShort DJ-UBS Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2014	1,084	$4.19	10,000	$(45,452,120)

Futures Positions as of December 31, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2013	759	$3.37	10,000	$(25,540,350)

The December 31, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Gold:

As of December 31, 2013 and 2012, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2014	2	$1,202.30	100	$(240,460)

Forward Agreements as of December 31, 2013
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,204.50	$(135,867,600)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,204.50	(56,247,741)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,204.50	(24,933,150)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,204.50	(61,610,175)

Futures Positions as of December 31, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2013	2	$1,675.80	100	$(335,160)

Forward Agreements as of December 31, 2012
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,657.63	$(108,574,765)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,657.63	(27,513,343)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,657.63	(22,212,242)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,657.63	(26,273,436)

The December 31, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2013 and 2012 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of December 31, 2013 and 2012, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2014	2	$19.370	5,000	$(193,700)

Forward Agreements as of December 31, 2013
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$19.6524	$(119,839,790)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	19.6524	(46,151,483)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	19.6524	(22,680,826)
0.999 Fine Troy Ounce Silver	UBS AG	Short	19.6524	(37,112,306)

Futures Positions as of December 31, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2013	2	$30.227	5,000	$(302,270)

Forward Agreements as of December 31, 2012
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$29.9545	$(103,432,889)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	29.9545	(33,773,699)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	29.9545	(37,532,989)
0.999 Fine Troy Ounce Silver	UBS AG	Short	29.9545	(26,270,097)

The December 31, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2013 and 2012 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Commodity:

As of December 31, 2013 and 2012, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s swap positions as of December 31, 2013 and 2012, which were sensitive to commodity price risk.

Swap Agreements as of December 31, 2013
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Deutsche Bank AG	Long	$125.7515	$2,549,441
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	125.7515	2,157,299
Dow Jones-UBS Commodity Index	UBS AG	Long	125.7515	1,113,381
Swap Agreements as of December 31, 2012
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$139.0707	$7,780,320
Dow Jones-UBS Commodity Index	UBS AG	Long	139.0707	4,411,987

The December 31, 2013 and 2012 swap notional values are calculated by multiplying units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Crude Oil:

As of December 31, 2013 and 2012, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2014	1,103	$98.55	1,000	$108,700,650

Swap Agreements as of December 31, 2013
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Deutsche Bank AG	Long	$244.4323	$52,210,040
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Long	244.4323	54,411,119
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Long	244.4323	26,715,890
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Long	244.4323	43,518,797

Futures Positions as of December 31, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2013	4,378	$92.27	1,000	$403,958,060

Swap Agreements as of December 31, 2012
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Long	$228.9141	$232,506,653
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Long	228.9141	128,396,742
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Long	228.9141	202,152,019

The December 31, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2013 and 2012 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Natural Gas:

As of December 31, 2013 and 2012, the ProShares Ultra DJ-UBS Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2014	3,001	$4.19	10,000	$125,831,930

Futures Positions as of December 31, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2013	4,340	$3.37	10,000	$146,041,000

The December 31, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Gold:

As of December 31, 2013 and 2012, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2014	2	$1,202.30	100	$240,460

Forward Agreements as of December 31, 2013
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,204.50	$130,688,250
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,204.50	53,985,690
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,204.50	33,846,450
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,204.50	45,289,200

Futures Positions as of December 31, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2013	2	$1,675.80	100	$(335,160)

Forward Agreements as of December 31, 2012
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,657.63	$200,241,704
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,657.63	151,540,535
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,657.63	163,110,792
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,657.63	154,822,642

The December 31, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2013 and 2012 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of December 31, 2013 and 2012, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2013 and 2012, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2014	2	$19.370	5,000	$193,700

Forward Agreements as of December 31, 2013
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$19.6524	$500,401,818
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	19.6524	167,674,296
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	19.6524	96,573,904
0.999 Fine Troy Ounce Silver	UBS AG	Long	19.6524	166,079,032

Futures Positions as of December 31, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2013	2	$30.227	5,000	$302,270

Forward Agreements as of December 31, 2012
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$29.9542	$521,352,073
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	29.9545	318,290,526
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	29.9545	357,417,094
0.999 Fine Troy Ounce Silver	UBS AG	Long	29.9545	297,987,366

The December 31, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2013 and 2012 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of December 31, 2013 and 2012, each of the Currency Funds’ positions was as follows:

ProShares Short Euro:

As of December 31, 2013 and 2012, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2013 and 2012, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	March 2014	52	$1.3788	125,000	$(8,962,200)

Futures Positions as of December 31, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	March 2013	23	$1.321	125,000	$(3,797,300)

The December 31, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:

As of December 31, 2013 and 2012, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2013 and 2012, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2014	629	$88.82	1,000	$(55,867,780)
Futures Positions as of December 31, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2013	73	$103.250	1,000	$(7,537,250)

The December 31, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of December 31, 2013 and 2012, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2013 and 2012, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2013
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/10/14	19,352,500	1.3758	$26,625,017
Euro	UBS AG	Long	01/10/14	35,427,500	1.3758	48,740,875
Euro	Goldman Sachs International	Short	01/10/14	(323,915,825)	1.3758	(445,640,837)
Euro	UBS AG	Short	01/10/14	(338,474,500)	1.3758	(465,670,547)

Foreign Currency Forward Contracts as of December 31, 2012
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/04/13	82,837,700	1.3195	$109,305,330
Euro	UBS AG	Long	01/04/13	175,817,700	1.3195	231,993,545
Euro	Goldman Sachs International	Short	01/04/13	(492,005,225)	1.3195	(649,206,743)
Euro	UBS AG	Short	01/04/13	(563,892,200)	1.3195	(744,062,460)

The December 31, 2013 and 2012 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of December 31, 2013 and 2012, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2013 and 2012, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2013
Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/10/14	3,967,682,500	0.00950	$37,685,648
Yen	UBS AG	Long	01/10/14	3,710,762,600	0.00950	35,245,383
Yen	Goldman Sachs International	Short	01/10/14	(66,470,096,200)	0.00950	(631,343,013)
Yen	UBS AG	Short	01/10/14	(65,021,781,500)	0.00950	(617,586,701)

Foreign Currency Forward Contracts as of December 31, 2012
Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	UBS AG	Long	01/04/13	601,353,100	0.011529	$6,933,000
Yen	Goldman Sachs International	Short	01/04/13	(33,732,636,200)	0.011529	(388,903,561)
Yen	UBS AG	Short	01/04/13	(37,798,808,300)	0.011529	(435,782,459)

The December 31, 2013 and 2012 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Australian Dollar:

As of December 31, 2013 and 2012, the ProShares Ultra Australian Dollar Fund was exposed to exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2013 and 2012, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Long	March 2014	71	$88.82	1,000	$6,306,220

Futures Positions as of December 31, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Long	March 2013	80	$103.250	1,000	$8,260,000

The December 31, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of December 31, 2013 and 2012, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2013 and 2012, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2013
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/10/14	2,652,025	1.3758	$3,648,635
Euro	UBS AG	Long	01/10/14	3,078,100	1.3758	4,234,826
Euro	Goldman Sachs International	Short	01/10/14	(1,918,800)	1.3758	(2,639,870)
Euro	UBS AG	Short	01/10/14	(26,300)	1.3758	(36,184)

Foreign Currency Forward Contracts as of December 31, 2012
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/04/13	3,207,025	1.3195	$4,231,708
Euro	UBS AG	Long	01/04/13	4,319,600	1.3195	5,699,764
Euro	Goldman Sachs International	Short	01/04/13	(23,900)	1.3195	(31,536)
Euro	UBS AG	Short	01/04/13	(100,900)	1.3195	(133,139)

The December 31, 2013 and 2012 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of December 31, 2013 and 2012, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2013 and 2012, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2013
Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/10/14	296,968,900	0.00950	$2,820,656
Yen	UBS AG	Long	01/10/14	321,381,200	0.00950	3,052,527
Yen	Goldman Sachs International	Short	01/10/14	(11,926,300)	0.00950	(113,278)
Yen	UBS AG	Short	01/10/14	(17,263,400)	0.00950	(163,970)

Foreign Currency Forward Contracts as of December 31, 2012
Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/04/13	353,636,200	0.011529	$4,077,072
Yen	UBS AG	Long	01/04/13	424,732,500	0.011529	4,896,741
Yen	Goldman Sachs International	Short	01/04/13	(19,923,300)	0.011529	(229,696)
Yen	UBS AG	Short	01/04/13	(25,219,500)	0.011529	(290,756)

The December 31, 2013 and 2012 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of December 31, 2013 and 2012, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF

As of December 31, 2013 and 2012, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2013 and 2012, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2014	11,195	$13.95	1,000	$156,170,250
VIX Futures (CBOE)	Long	February 2014	7,748	14.75	1,000	114,283,000

Futures Positions as of December 31, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2013	4,208	$17.70	1,000	$74,481,600
VIX Futures (CBOE)	Long	February 2013	3,372	18.50	1,000	62,382,000

The December 31, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Mid-Term Futures ETF

As of December 31, 2013 and 2012, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2013 and 2012, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2014	594	$16.25	1,000	$9,652,500
VIX Futures (CBOE)	Long	May 2014	1,005	16.80	1,000	16,884,000
VIX Futures (CBOE)	Long	June 2014	1,005	17.25	1,000	17,336,250
VIX Futures (CBOE)	Long	July 2014	411	17.70	1,000	7,274,700

Futures Positions as of December 31, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2013	322	$20.40	1,000	$6,568,800
VIX Futures (CBOE)	Long	May 2013	580	21.00	1,000	12,180,000
VIX Futures (CBOE)	Long	June 2013	580	21.90	1,000	12,702,000
VIX Futures (CBOE)	Long	July 2013	258	22.75	1,000	5,869,500

The December 31, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra VIX Short-Term Futures ETF

As of December 31, 2013 and 2012, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in VIX futures contracts as of December 31, 2013 and 2012, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2014	18,727	$13.95	1,000	$261,241,650
VIX Futures (CBOE)	Long	February 2014	12,964	14.75	1,000	191,219,000

Futures Positions as of December 31, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2013	4,779	$17.70	1,000	$84,588,300
VIX Futures (CBOE)	Long	February 2013	3,827	18.50	1,000	70,799,500

The December 31, 2013 and 2012 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF

As of December 31, 2013 and 2012, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2013 and 2012, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	January 2014	5,867	$13.95	1,000	$(81,844,650)
VIX Futures (CBOE)	Short	February 2014	4,061	14.75	1,000	(59,899,750)

Futures Positions as of December 31, 2012
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	January 2013	2,556	$17.70	1,000	$(45,241,200)
VIX Futures (CBOE)	Short	February 2013	2,051	18.50	1,000	(37,943,500)

The December 31, 2013 and 2012 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure

As described above in Item 7 in this Annual Report on Form 10-K, it is the investment objective of each Geared Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, whether positive or negative, of its corresponding benchmark. Each Short Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each Ultra Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results (before fees and expenses), both over a single day and over time, that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. The Matching VIX Funds seek to achieve their stated investment objective both over a single day and over time.

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

Managing Market Risks

Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (-1x, -2x or 2x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. As described above in Item 7 in this Annual Report on Form 10-K, these adjustments are done through the use of various Financial Instruments. No attempt is made to adjust market exposure in order to avoid changes to the benchmark that would cause the Funds to lose value. Factors common to all Funds that may require portfolio re-positioning are create/redeem activity and index rebalances.

For Geared Funds, the impact of the index’s movements during the day also affects whether the Fund’s portfolio needs to be re-positioned. For example, if the index for an Ultra Fund has risen on a given day, net assets of the Fund should rise. As a result, the Fund’s long exposure will need to be increased to the extent there are not offsetting factors such as redemption activity. Conversely, if the Index has fallen on a given day, net assets of an Ultra Fund should fall. As a result, the Fund’s long exposure will generally need to be decreased. Net assets for Short Funds or UltraShort Funds will generally decrease when the Index rises on a given day. As a result, the Fund’s short exposure may need to be decreased. Conversely, if the Index has fallen on a given day, a Short Fund’s, or an UltraShort Fund’s assets should rise. As a result, the Fund’s short exposure may need to be increased.

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

Statement of Operations for the three month periods ended March 31, 2013 and 2012, June 30, 2013 and 2012, September 30, 2013 and 2012, and December 31, 2013 and 2012, and the years ended December 31, 2013 and 2012 for each Fund, as applicable.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(6,860)	$(7,940)	$(8,450)	$(8,880)	$(32,130)

Net realized and unrealized gain (loss)	$66,892	$655,164	$(198,343)	$59,879	$583,592
Net income (loss)	$60,032	$647,224	$(206,793)	$50,999	$551,462
Net increase (decrease) in net asset value per share	$1.00	$10.79	$(3.45)	$0.85	$9.19

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(19,503)	$(14,834)	$(6,822)	$(6,590)	$(47,749)

Net realized and unrealized gain (loss)	$(286,425)	$910,795	$(655,216)	$371,058	$340,212
Net income (loss)	$(305,928)	$895,961	$(662,038)	$364,468	$292,463
Net increase (decrease) in net asset value per share	$(1.91)	$4.05	$(11.03)	$6.07	$(2.82)

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(321,310)	$(438,268)	$(1,036,872)	$(748,178)	$(2,544,628)

Net realized and unrealized gain (loss)	$(7,626,876)	$10,910,913	$(41,506,278)	$32,000,414	$(6,221,827)
Net income (loss)	$(7,948,186)	$10,472,645	$(42,543,150)	$31,252,236	$(8,766,455)
Net increase (decrease) in net asset value per share	$(3.83)	$(0.14)	$(6.08)	$1.47	$(8.58)

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(335,925)	$(268,706)	$(241,721)	$(232,312)	$(1,078,664)

Net realized and unrealized gain (loss)	$(4,727,063)	$49,643,334	$(14,418,639)	$4,549,993	$35,047,625
Net income (loss)	$(5,062,988)	$49,374,628	$(14,660,360)	$4,317,681	$33,968,961
Net increase (decrease) in net asset value per share	$(3.58)	$13.99	$(8.63)	$(0.29)	$1.49

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(43,566)	$(74,590)	$(48,035)	$(43,169)	$(209,360)

Net realized and unrealized gain (loss)	$(5,679,637)	$4,991,846	$1,001,581	$(2,265,942)	$(1,952,152)
Net income (loss)	$(5,723,203)	$4,917,256	$953,546	$(2,309,111)	$(2,161,512)
Net increase (decrease) in net asset value per share*	$(30.28)	$16.71	$3.08	$(21.69)	$(32.18)

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(44,543)	$(64,525)	$(41,588)	$(45,751)	$(196,407)

Net realized and unrealized gain (loss)	$10,368,292	$(9,266,342)	$(3,747,142)	$2,887,056	$241,864
Net income (loss)	$10,323,749	$(9,330,867)	$(3,788,730)	$2,841,305	$45,457
Net increase (decrease) in net asset value per share*	$100.54	$(74.49)	$(32.72)	$13.59	$6.92

PROSHARES ULTRASHORT GOLD

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(210,717)	$(349,253)	$(283,915)	$(331,975)	$(1,175,860)

Net realized and unrealized gain (loss)	$5,891,080	$75,931,449	$(38,028,963)	$19,230,833	$63,024,399
Net income (loss)	$5,680,363	$75,582,196	$(38,312,878)	$18,898,858	$61,848,539
Net increase (decrease) in net asset value per share	$4.00	$46.23	$(25.99)	$15.41	$39.65

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(342,867)	$(302,804)	$(256,499)	$(204,043)	$(1,106,213)

Net realized and unrealized gain (loss)	$(34,607,326)	$7,643,572	$(24,877,579)	$12,082,947	$(39,758,386)
Net income (loss)	$(34,950,193)	$7,340,768	$(25,134,078)	$11,878,904	$(40,864,599)
Net increase (decrease) in net asset value per share*	$(14.97)	$3.25	$(14.67)	$7.55	$(18.84)

PROSHARES ULTRASHORT SILVER

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(228,180)	$(273,413)	$(210,470)	$(261,241)	$(973,304)

Net realized and unrealized gain (loss)	$10,137,402	$92,499,186	$(26,077,138)	$15,339,069	$91,898,519
Net income (loss)	$9,909,222	$92,225,773	$(26,287,608)	$15,077,828	$90,925,215
Net increase (decrease) in net asset value per share	$2.66	$56.54	$(34.03)	$13.21	$38.38

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(487,831)	$(371,361)	$(290,149)	$(253,801)	$(1,403,142)

Net realized and unrealized gain (loss)	$(70,018,033)	$52,347,709	$(67,146,826)	$32,991,048	$(51,826,102)
Net income (loss)	$(70,505,864)	$51,976,348	$(67,436,975)	$32,737,247	$(53,229,244)
Net increase (decrease) in net asset value per share*	$(24.24)	$17.49	$(30.05)	$11.52	$(25.28)

PROSHARES SHORT EURO

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(8,405)	$(8,572)	$(16,029)	$(18,164)	$(51,170)

Net realized and unrealized gain (loss)	$108,751	$(61,980)	$(247,809)	$(158,504)	$(359,542)
Net income (loss)	$100,346	$(70,552)	$(263,838)	$(176,668)	$(410,712)
Net increase (decrease) in net asset value per share	$1.00	$(0.70)	$(1.54)	$(0.80)	$(2.04)

	July 26, 2012 (Commencement of Operations) through June 30, 2012 (unaudited)	Three months ended September 30, 2012 (unaudited)	Three months ended December 31, 2012 (unaudited)	Year ended December 31, 2012
Net investment income (loss)	$(477)	$(9,011)	$(8,403)	$(17,891)

Net realized and unrealized gain (loss)	$(52,313)	$(65,844)	$(101,112)	$(219,269)
Net income (loss)	$(52,790)	$(74,855)	$(109,515)	$(237,160)
Net increase (decrease) in net asset value per share	$(0.53)	$(0.75)	$(1.09)	$(2.37)

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(8,669)	$(30,369)	$(59,621)	$(60,765)	$(159,424)

Net realized and unrealized gain (loss)	$(83,154)	$3,301,237	$(1,475,308)	$1,810,524	$3,553,299
Net income (loss)	$(91,823)	$3,270,868	$(1,534,929)	$1,749,759	$3,393,875
Net increase (decrease) in net asset value per share	$(0.92)	$9.52	$(2.81)	$3.04	$8.83

	July 17, 2012 (Commencement of Operations) through September 30, 2012 (unaudited)	Three months ended December 31, 2012 (unaudited)	Year ended December 31, 2012
Net investment income (loss)	$(7,544)	$(8,685)	$(16,229)

Net realized and unrealized gain (loss)	$(122,330)	$(80,642)	$(202,972)
Net income (loss)	$(129,874)	$(89,327)	$(219,201)
Net increase (decrease) in net asset value per share	$(1.30)	$(0.89)	$(2.19)

PROSHARES ULTRASHORT EURO

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(1,093,113)	$(1,151,118)	$(1,130,081)	$(1,001,200)	$(4,375,512)

Net realized and unrealized gain (loss)	$23,862,208	$(17,083,818)	$(39,284,267)	$(16,138,673)	$(48,644,550)
Net income (loss)	$22,769,095	$(18,234,936)	$(40,414,348)	$(17,139,873)	$(53,020,062)
Net increase (decrease) in net asset value per share	$0.99	$(0.72)	$(1.55)	$(0.68)	$(1.96)

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(2,152,538)	$(1,941,599)	$(1,892,376)	$(1,460,995)	$(7,447,508)

Net realized and unrealized gain (loss)	$(59,640,258)	$90,621,012	$(27,155,422)	$(37,411,971)	$(33,586,639)
Net income (loss)	$(61,792,796)	$88,679,413	$(29,047,798)	$(38,872,966)	$(41,034,147)
Net increase (decrease) in net asset value per share	$(1.37)	$1.94	$(0.78)	$(1.11)	$(1.32)

PROSHARES ULTRASHORT YEN

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(935,606)	$(1,178,365)	$(1,164,837)	$(1,119,423)	$(4,398,231)

Net realized and unrealized gain (loss)	$61,500,278	$41,277,109	$(14,083,894)	$66,625,976	$155,319,469
Net income (loss)	$60,564,672	$40,098,744	$(15,248,731)	$65,506,553	$150,921,238
Net increase (decrease) in net asset value per share	$8.25	$5.10	$(1.92)	$8.67	$20.10

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(569,225)	$(529,790)	$(495,697)	$(589,982)	$(2,184,694)

Net realized and unrealized gain (loss)	$38,296,324	$(19,396,894)	$(11,472,269)	$62,408,535	$69,835,696
Net income (loss)	$37,727,099	$(19,926,684)	$(11,967,966)	$61,818,553	$67,651,002
Net increase (decrease) in net asset value per share	$6.09	$(3.52)	$(2.23)	$9.46	$9.80

PROSHARES ULTRA DJ-UBS COMMODITY

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(11,629)	$(9,573)	$(9,375)	$(7,900)	$(38,477)

Net realized and unrealized gain (loss)	$(87,638)	$(860,431)	$148,876	$(133,828)	$(933,021)
Net income (loss)	$(99,267)	$(870,004)	$139,501	$(141,728)	$(971,498)
Net increase (decrease) in net asset value per share	$(0.78)	$(4.35)	$0.70	$(0.53)	$(4.96)

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(22,013)	$(18,004)	$(19,548)	$(13,919)	$(73,484)

Net realized and unrealized gain (loss)	$99,304	$(886,086)	$1,527,523	$(875,535)	$(134,794)
Net income (loss)	$77,291	$(904,090)	$1,507,975	$(889,454)	$(208,278)
Net increase (decrease) in net asset value per share	$0.22	$(2.58)	$4.48	$(3.61)	$(1.49)

PROSHARES ULTRA DJ-UBS CRUDE OIL

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(792,030)	$(655,340)	$(383,510)	$(365,401)	$(2,196,281)

Net realized and unrealized gain (loss)	$37,813,890	$(1,318,287)	$35,386,540	$(3,839,973)	$68,042,170
Net income (loss)	$37,021,860	$(1,973,627)	$35,003,030	$(4,205,374)	$65,845,889
Net increase (decrease) in net asset value per share	$2.28	$(1.51)	$4.55	$(2.62)	$2.70

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(644,318)	$(679,477)	$(868,686)	$(1,055,949)	$(3,248,430)

Net realized and unrealized gain (loss)	$24,645,121	$(95,765,975)	$60,875,920	$(7,112,879)	$(17,357,813)
Net income (loss)	$24,000,803	$(96,445,452)	$60,007,234	$(8,168,828)	$(20,606,243)
Net increase (decrease) in net asset value per share	$1.93	$(15.10)	$3.60	$(1.92)	$(11.49)

PROSHARES ULTRA DJ-UBS NATURAL GAS

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(197,871)	$(111,690)	$(214,137)	$(297,992)	$(821,690)

Net realized and unrealized gain (loss)	$23,612,230	$(10,837,515)	$(5,107,353)	$33,918,038	$41,585,400
Net income (loss)	$23,414,359	$(10,949,205)	$(5,321,490)	$33,620,046	$40,763,710
Net increase (decrease) in net asset value per share	$11.20	$(14.23)	$(3.76)	$6.58	$(0.21)

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(67,946)	$(151,025)	$(177,136)	$(170,203)	$(566,310)

Net realized and unrealized gain (loss)	$(20,700,932)	$13,458,075	$15,057,958	$(13,640,941)	$(5,825,840)
Net income (loss)	$(20,768,878)	$13,307,050	$14,880,822	$(13,811,144)	$(6,392,150)
Net increase (decrease) in net asset value per share*	$(64.29)	$8.00	$5.45	$(12.09)	$(62.93)

PROSHARES ULTRA GOLD

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(703,550)	$(478,211)	$(391,586)	$(351,868)	$(1,925,215)

Net realized and unrealized gain (loss)	$(25,530,014)	$(130,983,691)	$30,664,955	$(30,955,795)	$(156,804,545)
Net income (loss)	$(26,233,564)	$(131,461,902)	$30,273,369	$(31,307,663)	$(158,729,760)
Net increase (decrease) in net asset value per share	$(6.57)	$(35.51)	$9.07	$(9.49)	$(42.50)

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(878,349)	$(753,951)	$(762,841)	$(774,124)	$(3,169,265)

Net realized and unrealized gain (loss)	$46,616,415	$(32,627,228)	$70,513,591	$(52,861,032)	$31,641,746
Net income (loss)	$45,738,066	$(33,381,179)	$69,750,750	$(53,635,156)	$28,472,481
Net increase (decrease) in net asset value per share	$11.88	$(8.03)	$17.41	$(13.41)	$7.85

PROSHARES ULTRA SILVER

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(1,624,407)	$(1,206,634)	$(1,265,741)	$(1,183,925)	$(5,280,707)

Net realized and unrealized gain (loss)	$(78,055,718)	$(491,068,555)	$124,899,612	$(114,051,116)	$(558,275,777)
Net income (loss)	$(79,680,125)	$(492,275,189)	$123,633,871	$(115,235,041)	$(563,556,484)
Net increase (decrease) in net asset value per share*	$(17.98)	$(90.94)	$17.31	$(16.95)	$(108.56)

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(1,833,327)	$(1,610,787)	$(1,659,417)	$(1,814,626)	$(6,918,157)

Net realized and unrealized gain (loss)	$141,046,911	$(288,257,836)	$365,198,197	$(250,739,710)	$(32,752,438)
Net income (loss)	$139,213,584	$(289,868,623)	$363,538,780	$(252,554,336)	$(39,670,595)
Net increase (decrease) in net asset value per share*	$46.82	$(71.45)	$87.06	$(63.30)	$(0.87)

PROSHARES ULTRA AUSTRALIAN DOLLAR

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(9,492)	$(9,095)	$(8,041)	$(8,277)	$(34,905)

Net realized and unrealized gain (loss)	$74,430	$(922,515)	$154,043	$(252,956)	$(946,998)
Net income (loss)	$64,938	$(931,610)	$146,002	$(261,233)	$(981,903)
Net increase (decrease) in net asset value per share	$0.65	$(9.32)	$1.46	$(2.61)	$(9.82)

	July 17, 2012 (Commencement of Operations) through September 30, 2012 (unaudited)	Three months ended December 31, 2012 (unaudited)	Year ended December 31, 2012
Net investment income (loss)	$(7,953)	$(9,345)	$(17,298)

Net realized and unrealized gain (loss)	$97,126	$70,040	$167,166
Net income (loss)	$89,173	$60,695	$149,868
Net increase (decrease) in net asset value per share	$0.89	$0.61	$1.50

PROSHARES ULTRA EURO

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(10,724)	$(8,143)	$(8,123)	$(8,034)	$(35,024)

Net realized and unrealized gain (loss)	$(286,525)	$133,877	$268,708	$108,024	$224,084
Net income (loss)	$(297,249)	$125,734	$260,585	$99,990	$189,060
Net increase (decrease) in net asset value per share	$(1.49)	$0.61	$1.78	$0.78	$1.68

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(22,829)	$(14,414)	$(12,208)	$(10,675)	$(60,126)

Net realized and unrealized gain (loss)	$562,609	$(788,758)	$155,523	$277,905	$207,279
Net income (loss)	$539,780	$(803,172)	$143,315	$267,230	$147,153
Net increase (decrease) in net asset value per share	$1.36	$(2.61)	$0.57	$1.14	$0.46

PROSHARES ULTRA YEN

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(10,060)	$(7,227)	$(7,357)	$(7,130)	$(31,774)

Net realized and unrealized gain (loss)	$(794,354)	$(375,897)	$45,140	$(418,906)	$(1,544,017)
Net income (loss)	$(804,414)	$(383,124)	$37,783	$(426,036)	$(1,575,791)
Net increase (decrease) in net asset value per share	$(4.41)	$(2.55)	$0.25	$(2.84)	$(9.55)

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(11,811)	$(10,964)	$(11,359)	$(10,306)	$(44,440)

Net realized and unrealized gain (loss)	$(753,684)	$329,652	$236,957	$(1,011,565)	$(1,198,640)
Net income (loss)	$(765,495)	$318,688	$225,598	$(1,021,871)	$(1,243,080)
Net increase (decrease) in net asset value per share	$(5.10)	$2.12	$1.51	$(6.82)	$(8.29)

PROSHARES VIX SHORT-TERM FUTURES ETF

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(327,343)	$(435,228)	$(354,687)	$(466,861)	$(1,584,119)

Net realized and unrealized gain (loss)	$(63,535,423)	$20,734,426	$(56,630,451)	$(61,620,032)	$(161,051,480)
Net income (loss)	$(63,862,766)	$20,299,198	$(56,985,138)	$(62,086,893)	$(162,635,599)
Net increase (decrease) in net asset value per share*	$(29.82)	$1.82	$(16.39)	$(11.01)	$(55.40)

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(141,555)	$(306,475)	$(293,913)	$(311,169)	$(1,053,112)

Net realized and unrealized gain (loss)	$(60,075,627)	$(8,326,725)	$(72,595,794)	$(18,590,574)	$(159,588,720)
Net income (loss)	$(60,217,182)	$(8,633,200)	$(72,889,707)	$(18,901,743)	$(160,641,832)
Net increase (decrease) in net asset value per share	$(204.39)	$(17.44)	$(65.02)	$(11.08)	$(297.93)

PROSHARES VIX MID-TERM FUTURES ETF

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(97,496)	$(126,773)	$(165,692)	$(156,605)	$(546,566)

Net realized and unrealized gain (loss)	$(10,666,924)	$4,968,921	$(13,237,039)	$(12,713,209)	$(31,648,251)
Net income (loss)	$(10,764,420)	$4,842,148	$(13,402,731)	$(12,869,814)	$(32,194,817)
Net increase (decrease) in net asset value per share	$(8.26)	$1.85	$(5.11)	$(3.88)	$(15.40)

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(204,860)	$(209,003)	$(189,842)	$(182,462)	$(786,167)

Net realized and unrealized gain (loss)	$(27,455,589)	$1,693,852	$(27,514,173)	$(17,314,672)	$(70,590,582)
Net income (loss)	$(27,660,449)	$1,484,849	$(27,704,015)	$(17,497,134)	$(71,376,749)
Net increase (decrease) in net asset value per share	$(18.19)	$(0.91)	$(13.53)	$(6.81)	$(39.44)

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(1,072,705)	$(1,390,499)	$(1,259,552)	$(1,106,005)	$(4,828,761)

Net realized and unrealized gain (loss)	$(143,776,907)	$39,753,861	$(187,604,306)	$(140,531,856)	$(432,159,208)
Net income (loss)	$(144,849,612)	$38,363,362	$(188,863,858)	$(141,637,861)	$(436,987,969)
Net increase (decrease) in net asset value per share*	$(502.22)	$(15.06)	$(149.88)	$(71.02)	$(738.19)

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(341,612)	$(933,216)	$(1,045,175)	$(681,643)	$(3,001,646)

Net realized and unrealized gain (loss)	$(152,856,089)	$(85,292,129)	$(259,596,838)	$(8,539,707)	$(506,284,763)
Net income (loss)	$(153,197,701)	$(86,225,345)	$(260,642,013)	$(9,221,350)	$(509,286,409)
Net increase (decrease) in net asset value per share*	$(23,953.95)	$(1,870.65)	$(2,632.80)	$(410.34)	$(28,867.74)

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(213,419)	$(296,200)	$(339,271)	$(479,479)	$(1,328,369)

Net realized and unrealized gain (loss)	$28,978,416	$(7,151,632)	$34,822,564	$40,037,687	$96,687,035
Net income (loss)	$28,764,997	$(7,447,832)	$34,483,293	$39,558,208	$95,358,666
Net increase (decrease) in net asset value per share*	$13.04	$(6.97)	$13.38	$(14.99)	$34.43

	Three months ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year ended December 31, 2012
Net investment income (loss)	$(54,031)	$(95,652)	$(123,735)	$(164,281)	$(437,699)

Net realized and unrealized gain (loss)	$7,673,494	$(3,010,050)	$10,124,237	$(3,056,413)	$11,731,268
Net income (loss)	$7,619,463	$(3,105,702)	$10,000,502	$(3,220,694)	$11,293,569
Net increase (decrease) in net asset value per share*	$11.81	$(2.10)	$11.38	$(0.96)	$20.13

See the Index to Financial Statements on Page 140 for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Those Financial Statements, and the notes and schedules related thereto, are incorporated by reference into this Item 8.

*	See Note 1 and Note 9 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) of the Trust and the Funds were effective, as of December 31, 2013, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

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

The principal executive officer and principal financial officer of the Trust assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2013. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Trust concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

As of December 31, 2013, the Sponsor served as the Trust’s commodity pool operator.

Specifically, with respect to the Trust, the Sponsor:

•	selects the Funds’ service providers;

•	negotiates various agreements and fees;

•	performs such other services as the Sponsor believes that the Trust may require from time to time;

•	selects the FCM and Financial Instrument counterparties;

•	manages each Fund’s portfolio of other assets, including cash equivalents; and

•	manages the Funds with a view toward achieving the Funds’ investment objectives.

Background and Principals

As of December 31, 2013, the Sponsor served as the commodity pool operator of the Trust and the Funds, and previously also served as the commodity trading advisor to the Trust and the Funds. The Sponsor is registered as a commodity pool operator with the CFTC and is a member in good standing of the NFA. The Sponsor’s membership with the NFA was originally approved on June 11, 1999. It withdrew its membership with the NFA on August 30, 2000 but later re-applied and had its membership subsequently approved on January 8, 2001. Its membership with the NFA is currently effective. The Sponsor’s registration as a commodity trading advisor was approved on June 11, 1999. On February 17, 2013, the Sponsor’s commodity trading advisor registration was withdrawn. The Sponsor’s registration as a commodity pool operator was originally approved on June 11, 1999. It withdrew its registration as a commodity pool operator on August 30, 2000 but later re-applied and had its registration subsequently approved on November 28, 2007. Its registration as a commodity pool operator is currently effective. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Sponsor is also subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 7501 Wisconsin Avenue, Suite 1000, Bethesda, Maryland 20814 and its telephone number is (240) 497-6400. The registration of the Sponsor with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Sponsor, the Trust and the Funds.

In its capacity as a commodity pool operator, the Sponsor is an organization which operates or solicits funds for commodity pools; that is, an enterprise in which funds contributed by a number of persons are combined for the purpose of trading futures contracts.

Executive Officers of the Trust and Principals and Significant Employees of the Sponsor

Name	Position
Michael L. Sapir	Chief Executive Officer and Principal of the Sponsor
Louis M. Mayberg	Principal of the Sponsor
William E. Seale	Principal of the Sponsor
Sapir Family Trust	Principal of the Sponsor
Northstar Trust	Principal of the Sponsor
Edward J. Karpowicz	Principal Financial Officer of the Trust and Principal of the Sponsor
Todd B. Johnson*	Principal Executive Officer of the Trust and Chief Investment Officer and Principal of the Sponsor
Hratch Najarian	Director, Portfolio Management and Principal of the Sponsor
Jeffrey A. Ploshnick	Senior Portfolio Manager and Associated Person of the Sponsor
Ryan T. Dofflemeyer	Portfolio Manager and Associated Person of the Sponsor
Lisa P. Johnson	Principal of the Sponsor
Victor M. Frye	Principal of the Sponsor

*	Denotes principal of the Sponsor who supervises persons who participate in making trading decisions for the Funds.

The following is a biographical summary of the business experience of the executive officers of the Trust and the principals and significant employees of the Sponsor.

ProFund Advisors LLC (“PFA”) and ProShare Advisors LLC (“PSA”) are investment advisers registered under the Investment Advisers Act of 1940 and commodity pool operators registered under the CEA. PFA is also a commodity trading advisor registered under the CEA.

Michael L. Sapir, Chairman, Chief Executive Officer and a listed principal of the Sponsor since August 14, 2008; Chairman, Chief Executive Officer and a member of PFA since April 1997, and a listed principal of PFA since November 26, 2012; and Chairman, Chief Executive Officer and a member of PSA since January 2005 and a listed principal of PSA since January 14, 2014. As Chairman and Chief Executive Officer of the Sponsor, PFA and PSA, Mr. Sapir’s responsibilities include oversight of all aspects of the Sponsor, PFA and PSA, respectively.

Louis M. Mayberg, a member and a listed principal of the Sponsor since June 9, 2008; a member of PFA since April 1997 and a listed principal of PFA since November 26, 2012; and a member of PSA since January 2005 and a listed principal of PSA since January 14, 2014. Mr. Mayberg served as Principal Executive Officer of the Trust from June 2008 to December 2013.

William E. Seale, Ph.D., a member and a listed principal of the Sponsor since June 11, 1999; a member of PFA since April 1997 and a listed principal of PFA since November 26, 2012; and a member of PSA since April 2005 and a listed principal of PSA since January 14, 2014. Dr. Seale served as Chief Investment Officer of PFA from January 2003 to July 2005 and from October 2006 to June 2008 and as Director of Portfolio from January 1997 to January 2003. Dr. Seale served as Chief Investment Officer of PSA from October 2006 to June 2008. In these roles, Dr. Seale’s responsibilities included oversight of the investment management activities of the respective entities. Dr. Seale is a former commissioner of the CFTC.

Sapir Family Trust, a listed principal of the Sponsor. The Sapir Family Trust has an ownership interest in the Sponsor and PSA. The Sapir Family Trust has a passive ownership interest in the Sponsor and exercises no management authority over the Funds.

Northstar Trust, a listed principal of the Sponsor. Northstar Trust has an ownership interest in the Sponsor and PFA. Northstar Trust has a passive ownership interest in the Sponsor and exercises no management authority over the Funds.

Edward J. Karpowicz, Principal Financial Officer of the Trust since July 2008 and a listed principal of the Sponsor since September 18, 2013. Mr. Karpowicz has been employed by PFA since July 2002 and PSA since its inception as Vice President of Financial Administration. Mr. Karpowicz is 50 years old.

Todd B. Johnson, Principal Executive Officer of the Trust since January 2014; Chief Investment Officer of the Sponsor since February 27, 2009, a registered swap associated person of the Sponsor since January 4, 2013, a registered associated person of the Sponsor since January 29, 2010, and a listed principal of the Sponsor since January 16, 2009. As Principal Executive Officer of the Trust, his responsibilities include oversight of the operations of the Trust. As Chief Investment Officer of the Sponsor, Mr. Johnson’s responsibilities include oversight of the investment management activities of the Sponsor. Mr. Johnson has served as Chief Investment Officer of PFA and PSA since December 2008 and has been registered as an associated person of PFA since December 5, 2012 and listed as a principal of PFA since November 26, 2012. In addition, Mr. Johnson has been listed as a principal of PSA since January 14, 2014. Mr. Johnson served from 2002 to December 2008 at World Asset Management (a financial services firm), working as President and Chief Investment Officer from January 2006 to December 2008, and as Managing Director and Chief Investment Officer of Quantitative Investments of Munder Capital Management, an asset management firm, from January 2002 to December 2005. Mr. Johnson is 50 years old.

Hratch Najarian, Director, Portfolio Management of the Sponsor since August 2013 and a listed principal of the Sponsor since October 15, 2013. In these roles, Mr. Najarian’s responsibilities include day-to-day portfolio management of the Funds. Mr. Najarian also serves as Director, Portfolio Management of PFA and PSA since August 2013, and is listed as a principal of PFA since January 8, 2014 and a principal of PSA since January 14, 2014. Mr. Najarian served as Senior Portfolio Manager of PSA from December 2009 through September 2013. He also served as Senior Portfolio Manager of PFA from December 2009 through September 2013, as Portfolio Manager of PFA from May 2007 through November 2009, and as Associate Portfolio Manager of PFA from November 2004 through April 2007.

Jeffrey A. Ploshnick, Senior Portfolio Manager of the Sponsor since April 12, 2011, a registered associated person and an NFA associate member of the Sponsor since April 12, 2011. In these roles, Mr. Ploshnick’s responsibilities include day-to-day portfolio management of the Currency Funds. Mr. Ploshnick has been registered as an associated person of PFA since December 5, 2012. Mr. Ploshnick also serves as a Senior Portfolio Manager of PFA since May 2007 and has served as Portfolio Manager from February 2001 to April 2007.

Ryan T. Dofflemeyer, Portfolio Manager of the Sponsor since January 3, 2011, a registered associated person and an NFA associate member of the Sponsor since October 26, 2010. In these roles, Mr. Dofflemeyer’s responsibilities include day-to-day portfolio management of the Commodity Index Funds, the Commodity Funds and the VIX Funds. Mr. Dofflemeyer has been registered as an associated person of PFA since December 5, 2012. Mr. Dofflemeyer also serves as a Portfolio Manager of PFA since August 2007 and was a Portfolio Analyst between October 2003 and August 2007. In addition, Mr. Dofflemeyer also serves as a Portfolio Manager for Horizon BetaPro Funds (investment funds) since May 2008 and served as a Portfolio Manager of PSA from March 2010 through September 2013. Mr. Dofflemeyer worked as a Research Assistant for the Investment Company Institute (investment funds trade organization) from September 2001 to August 2003.

Lisa P. Johnson, a listed principal of the Sponsor since November 11, 2008 and a listed principal of PFA since November 26, 2012, and a listed principal of PSA since January 14, 2014. Ms. Johnson’s responsibilities include the review and approval of advertising material of the Sponsor. Ms. Johnson has been employed with ProFunds Distributors Inc. (“PDI”) since April 2008 as Head of Compliance. Prior to her employment with PDI, Ms. Johnson was the Senior Corporate Compliance Officer for ICMA Retirement Corporation (a financial services company) where she was employed from February 2005 to April 2008. She served as Senior Compliance Officer for Delaware Investments (a financial services firm) from January 2001 to February 2005. Ms. Johnson is FINRA registered and holds Series 7, 24 and 63 licenses. She also possesses a Certified Regulatory and Compliance Professional designation, from the NASD Institute at Wharton.

Victor M. Frye, a listed principal of the Sponsor since December 2, 2008, a listed principal of PFA since November 26, 2012, and a listed principal of PSA since January 14, 2014. Mr. Frye’s responsibilities include the review and approval of advertising material of the Sponsor. Mr. Frye has been employed as Chief Compliance Officer of PFA since October 2002 and of PSA since December 2004.

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

The Sponsor receives a monthly Management Fee from each Fund, with the exception of each Matching VIX Fund, equal to 0.95% annually of the average daily net asset value per share at the end of each month. The Sponsor receives a monthly Management Fee from each Matching VIX Fund equal to 0.85% annually of the average daily net asset value per share at the end of each month. During the first year of each Fund’s operations, the Sponsor will waive the Management Fee to the extent that such amounts cumulatively exceed the offering costs incurred by each Fund. For the year ended December 31, 2013, the following represents Management Fees earned by the Sponsor:

Fund
ProShares UltraShort DJ-UBS Commodity	$34,029
ProShares UltraShort DJ-UBS Crude Oil	2,581,084
ProShares UltraShort DJ-UBS Natural Gas	172,542
ProShares UltraShort Gold	1,237,712
ProShares UltraShort Silver	1,033,442
ProShares Short Euro	6,843
ProShares UltraShort Australian Dollar	105,453
ProShares UltraShort Euro	4,600,479
ProShares UltraShort Yen	4,607,832
ProShares Ultra DJ-UBS Commodity	40,543
ProShares Ultra DJ-UBS Crude Oil	2,275,701
ProShares Ultra DJ-UBS Natural Gas	707,598
ProShares Ultra Gold	2,055,613
ProShares Ultra Silver	5,628,988
ProShares Ultra Australian Dollar	36,925
ProShares Ultra Euro	36,924
ProShares Ultra Yen	33,569
ProShares VIX Short-Term Futures ETF	1,661,129
ProShares VIX Mid-Term Futures ETF	572,377
ProShares Ultra VIX Short-Term Futures ETF	2,555,345
ProShares Short VIX Short-Term Futures ETF	845,479

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See “Item 11. Executive Compensation” in this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit Fees	735,000	710,000
Audit-Related Fees	7,500	32,500
Tax Fees	3,186,400	3,270,913
All Other Fees	—	—

Total	3,928,900	4,013,413

Audit fees for the years ended December 31, 2013 and 2012 consist of fees paid to PwC for the audit of the Funds’ December 31, 2013 and 2012 annual financial statements included in the Annual Report on Form 10-K for the years ended December 31, 2013 and 2012, for the review of the financial statements included in each Form 10-Q and for the audits of financial statements included with registration statements. Audit-related fees for the years ended December 31, 2013 and 2012 consist of fees paid to PwC for the review of registration statements. Tax fees include certain tax compliance and reporting services provided by PwC to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free tax package support help line.

(5) The Sponsor approved all of the services provided by PwC described above. The Sponsor pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

(6) None of the hours expended on PwC’s engagement to audit each Fund’s financial statements for the years ended December 31, 2013 or 2012 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statement Schedules

See the Index to Financial Statements on Page 140 for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description of Document

4.1	Trust Agreement of ProShares Trust II (1)

4.2	Amended and Restated Trust Agreement of ProShares Trust II (2)

4.2.1	Amended and Restated Trust Agreement of ProShares Trust II (3)

4.3	Form of Authorized Participant Agreement (4)

10.1	Form of Sponsor Agreement (2)

10.2	Form of Administration and Transfer Agency Services Agreement (4)

10.3	Form of Custodian Agreement (5)

10.4	Form of Distribution Agreement (4)

10.5	Form of Futures Account Agreement (4)

23.1	Consent of Independent Registered Public Accounting Firm (6)

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (6)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (6)

32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

101.INS	XBRL Instance Document (8)

101.SCH	XBRL Taxonomy Extension Schema (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (8)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (8)

101.LAB	XBRL Taxonomy Extension Label Linkbase (8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (8)

(1)	Incorporated by reference to the Trust’s Registration Statement, filed on October 18, 2007.
(2)	Incorporated by reference to the Trust’s Registration Statement, filed on August 15, 2008.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on September 18, 2008.
(4)	Incorporated by reference to the Trust’s Registration Statement, filed on November 17, 2008.
(5)	Incorporated by reference to the Trust’s Registration Statement, filed on October 22, 2008.
(6)	Filed herewith.
(7)	Furnished herewith.
(8)	In accordance with Rule 402 of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ProShares Trust II

Financial Statements as of December 31, 2013

Reports of Independent Registered Public Accounting Firm

To the Shareholders of ProShares Trust II:

In our opinion, the accompanying combined and individual statements of financial condition, including the schedule of investments, and the related combined and individual statements of operations, of changes in shareholders’ equity and of cash flows, present fairly, in all material respects, the combined financial position of the ProShares Trust II at December 31, 2013 and 2012, and the individual financial positions of each of the following twenty-one funds comprising the ProShares Trust II

ProShares UltraShort DJ-UBS Commodity (a)	ProShares Ultra Gold (a)
ProShares UltraShort DJ-UBS Crude Oil (a)	ProShares Ultra Silver (a)
ProShares UltraShort DJ-UBS Natural Gas (b)	ProShares Ultra Australian Dollar (d)
ProShares UltraShort Gold (a)	ProShares Ultra Euro (a)
ProShares UltraShort Silver (a)	ProShares Ultra Yen (a)
ProShares Short Euro (c)	ProShares VIX Short-Term Futures ETF (a)
ProShares UltraShort Australian Dollar (d)	ProShares VIX Mid-Term Futures ETF (a)
ProShares UltraShort Euro (a)	ProShares Ultra VIX Short-Term Futures ETF (b)
ProShares UltraShort Yen (a)	ProShares Short VIX Short-Term Futures ETF (b)
ProShares Ultra DJ-UBS Commodity (a)
ProShares Ultra DJ-UBS Crude Oil (a)	ProShares Trust II (“combined”) (a)
ProShares Ultra DJ-UBS Natural Gas (b)

(a)	A statement of financial condition, including the schedule of investments, is presented as of December 31, 2013 and 2012, and the related statements of operations, of changes in shareholders’ equity and of cash flows are presented for each of the three years in the period ended December 31, 2013.
(b)	A statement of financial condition, including the schedule of investments, is presented as of December 31, 2013 and 2012, and the related statements of operations, of changes in shareholders’ equity and of cash flows are presented for the year ended December 31, 2013, the year ended December 31, 2012 and for the period from April 5, 2011 (Inception) through December 31, 2011.
(c)	A statement of financial condition, including the schedule of investments, is presented as of December 31, 2013 and 2012, and the related statements of operations, of changes in shareholders’ equity and of cash flows are presented for the year ended December 31, 2013 and for the period from June 26, 2012 (Commencement of Investment Operations) through December 31, 2012.
(d)	A statement of financial condition, including the schedule of investments, is presented as of December 31, 2013 and 2012, and the related statements of operations, of changes in shareholders’ equity and of cash flows are presented for the year ended December 31, 2013 and for the period from July 17, 2012 (Commencement of Investment Operations) through December 31, 2012.

(collectively, the “Trust”) at December 31, 2013 and 2012, and the combined and individual results of their operations and their cash flows, for the respective periods described in (a) (b) (c) and (d) in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the combined Trust and each of the individual funds maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the combined Trust and each of the individual fund financial statements and on the combined Trust’s and each of the individual fund’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

February 28, 2014

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$374,245	$296,119
Short-term U.S. government and agency obligations (Note 3) (cost $3,453,851 and $2,803,598, respectively)	3,453,890	2,803,904
Unrealized appreciation on swap agreements	—	148,502

Total assets	3,828,135	3,248,525

Liabilities and shareholders’ equity
Liabilities
Management fee payable	3,043	2,560
Unrealized depreciation on swap agreements	27,665	—

Total liabilities	30,708	2,560

Shareholders’ equity
Shareholders’ equity	3,797,427	3,245,965

Total liabilities and shareholders’ equity	$3,828,135	$3,248,525

Shares outstanding	59,997	59,997

Net asset value per share	$63.29	$54.10

Market value per share (Note 2)	$58.41	$51.64

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.023% due 02/06/14†	$2,691,000	$2,690,961
0.053% due 02/27/14	290,000	289,989
0.040% due 03/20/14†	200,000	199,974
0.061% due 04/10/14†	273,000	272,966

Total short-term U.S. government and agency obligations (cost $3,453,851)		$3,453,890

Swap Agreements^

	Rate Received (Paid)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Dow Jones-UBS Commodity Index	(0.25)%	01/06/14	$(2,912,629)	$(11,710)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	(0.25)	01/06/14	(3,114,183)	(12,945)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	(0.60)	01/06/14	(1,567,698)	(3,010)

				$(27,665)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills:
0.095% due 01/03/13	$147,000	$147,000
0.126% due 02/14/13†	2,498,000	2,497,911
0.086% due 02/21/13†	159,000	158,993

Total short-term U.S. government and agency obligations (cost $2,803,598)		$2,803,904

Swap Agreements^

	Rate Received (Paid)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	(0.25)%	01/07/13	$(4,729,704)	$104,181
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	(0.60)	01/07/13	(1,763,052)	44,321

				$148,502

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Investment Income
Interest	$1,899	$3,017	$3,661

Expenses
Management fee	34,029	50,766	136,814

Total expenses	34,029	50,766	136,814

Net investment income (loss)	(32,130)	(47,749)	(133,153)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	760,002	761,879	(3,511,808)
Short-term U.S. government and agency obligations	24	62	1,755

Net realized gain (loss)	760,026	761,941	(3,510,053)

Change in net unrealized appreciation/depreciation on
Swap agreements	(176,167)	(422,249)	734,901
Short-term U.S. government and agency obligations	(267)	520	(273)

Change in net unrealized appreciation/depreciation	(176,434)	(421,729)	734,628

Net realized and unrealized gain (loss)	583,592	340,212	(2,775,425)

Net income (loss)	$551,462	$292,463	$(2,908,578)

Net income (loss) per weighted-average share (Note 1)	$9.19	$3.00	$(9.57)

Weighted-average shares outstanding (Note 1)	59,997	97,565	303,998

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Shareholders’ equity, beginning of period	$3,245,965	$9,107,146	$1,440,073

Addition of 0, 0 and 1,780,000 shares, respectively (Note 1)	—	—	84,549,839
Redemption of 0, 100,000 and 1,650,006 shares, respectively (Note 1)	—	(6,153,644)	(73,974,188)

Net addition (redemption) of 0, (100,000) and 129,994 shares, respectively (Note 1)	—	(6,153,644)	10,575,651

Net investment income (loss)	(32,130)	(47,749)	(133,153)
Net realized gain (loss)	760,026	761,941	(3,510,053)
Change in net unrealized appreciation/depreciation	(176,434)	(421,729)	734,628

Net income (loss)	551,462	292,463	(2,908,578)

Shareholders’ equity, end of period	$3,797,427	$3,245,965	$9,107,146

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$551,462	$292,463	$(2,908,578)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(650,253)	5,731,306	(6,940,121)
Change in unrealized appreciation/depreciation on investments	176,434	421,729	(734,628)
Increase (Decrease) in management fee payable	483	(4,795)	6,082

Net cash provided by (used in) operating activities	78,126	6,440,703	(10,577,245)

Cash flow from financing activities
Proceeds from addition of shares	—	—	84,549,839
Payment on shares redeemed	—	(6,153,644)	(73,974,188)

Net cash provided by (used in) financing activities	—	(6,153,644)	10,575,651

Net increase (decrease) in cash	78,126	287,059	(1,594)
Cash, beginning of period	296,119	9,060	10,654

Cash, end of period	$374,245	$296,119	$9,060

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$1,872,915	$658,676
Segregated cash balances with brokers for futures contracts	7,633,395	4,401,374
Short-term U.S. government and agency obligations (Note 3) (cost $247,573,678 and $87,042,320, respectively)	247,584,623	87,046,389
Receivable from capital shares sold	—	4,031,477
Receivable on open futures contracts	1,503,943	—

Total assets	258,594,876	96,137,916

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	979,336
Management fee payable	201,827	70,254
Unrealized depreciation on swap agreements	2,332,900	5,607,060

Total liabilities	2,534,727	6,656,650

Shareholders’ equity
Shareholders’ equity	256,060,149	89,481,266

Total liabilities and shareholders’ equity	$258,594,876	$96,137,916

Shares outstanding	8,069,944	2,219,944

Net asset value per share	$31.73	$40.31

Market value per share (Note 2)	$31.58	$40.44

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(97% of shareholders’ equity)
U.S. Treasury Bills:
0.022% due 02/06/14†	$53,403,000	$53,402,221
0.052% due 03/06/14†	14,666,000	14,664,717
0.057% due 03/13/14	2,963,000	2,962,769
0.042% due 03/20/14†	19,889,000	19,886,448
0.075% due 04/03/14	4,678,000	4,677,172
0.061% due 04/10/14†	28,254,000	28,250,539
0.080% due 04/17/14†	60,345,000	60,338,840
0.093% due 04/24/14†	2,000,000	1,999,627
0.080% due 05/01/14†	6,659,000	6,657,899
0.088% due 05/08/14†	2,477,000	2,476,523
0.061% due 05/22/14†	41,947,000	41,937,212
0.076% due 06/05/14†	5,200,000	5,198,777
0.079% due 06/26/14	5,134,000	5,131,879

Total short-term U.S. government and agency obligations (cost $247,573,678)		$247,584,623

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2014	2,203	$217,105,650	$(1,232,773)

Swap Agreements^

	Rate Received (Paid)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	(0.25)%	01/06/14	$(81,834,893)	$(570,114)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS WTI Crude Oil Sub-Index	(0.25)	01/06/14	(79,971,962)	(632,990)
Swap agreement with Societe Generale S.A. based on Dow Jones-UBS WTI Crude Oil Sub-Index	(0.25)	01/06/14	(53,493,455)	(402,586)
Swap agreement with UBS AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	(0.25)	01/06/14	(79,680,364)	(727,210)

				$(2,332,900)

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $7,633,395 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(97% of shareholders’ equity)
U.S. Treasury Bills:
0.095% due 01/03/13	$28,622,000	$28,621,984
0.096% due 01/10/13†	9,012,000	9,011,940
0.105% due 01/31/13†	14,165,000	14,164,600
0.105% due 02/07/13†	937,000	936,972
0.118% due 02/14/13†	19,431,000	19,430,304
0.071% due 02/21/13†	5,758,000	5,757,760
0.077% due 03/28/13	6,391,000	6,390,472
0.061% due 04/25/13†	2,733,000	2,732,357

Total short-term U.S. government and agency obligations (cost $87,042,320)		$87,046,389

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2013	825	$76,122,750	$(4,029,721)

Swap Agreements^

	Rate Received (Paid)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS WTI Crude Oil Sub-Index	(0.25)%	01/07/13	$(37,668,290)	$(1,880,292)
Swap agreement with Societe Generale S.A. based on Dow Jones-UBS WTI Crude Oil Subindex	(0.25)	01/07/13	(16,223,148)	(1,730,366)
Swap agreement with UBS AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	(0.25)	01/07/13	(48,930,885)	(1,996,402)

				$(5,607,060)

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $4,401,374 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Investment Income
Interest	$113,487	$75,194	$70,449

Expenses
Management fee	2,581,084	1,121,597	1,228,633
Brokerage commissions	77,031	32,261	53,551

Total expenses	2,658,115	1,153,858	1,282,184

Net investment income (loss)	(2,544,628)	(1,078,664)	(1,211,735)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(4,299,671)	16,109,009	11,024,364
Swap agreements	(8,005,328)	31,455,754	15,696,502
Short-term U.S. government and agency obligations	5,188	5,203	11,832

Net realized gain (loss)	(12,299,811)	47,569,966	26,732,698

Change in net unrealized appreciation/depreciation on
Futures contracts	2,796,948	(4,276,761)	2,631,460
Swap agreements	3,274,160	(8,252,300)	6,756,848
Short-term U.S. government and agency obligations	6,876	6,720	(7,928)

Change in net unrealized appreciation/depreciation	6,077,984	(12,522,341)	9,380,380

Net realized and unrealized gain (loss)	(6,221,827)	35,047,625	36,113,078

Net income (loss)	$(8,766,455)	$33,968,961	$34,901,343

Net income (loss) per weighted-average share (Note 1)	$(1.05)	$11.32	$12.25

Weighted-average shares outstanding (Note 1)	8,388,848	3,000,545	2,849,379

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Shareholders’ equity, beginning of period	$89,481,266	$144,389,893	$132,214,257

Addition of 23,300,000, 5,900,000 and 12,530,000 shares, respectively (Note 1)	764,617,811	230,873,903	544,053,277
Redemption of 17,450,000, 7,400,000 and 11,410,059 shares, respectively (Note 1)	(589,272,473)	(319,751,491)	(566,778,984)

Net addition (redemption) of 5,850,000, (1,500,000) and 1,119,941 shares, respectively (Note 1)	175,345,338	(88,877,588)	(22,725,707)

Net investment income (loss)	(2,544,628)	(1,078,664)	(1,211,735)
Net realized gain (loss)	(12,299,811)	47,569,966	26,732,698
Change in net unrealized appreciation/depreciation	6,077,984	(12,522,341)	9,380,380

Net income (loss)	(8,766,455)	33,968,961	34,901,343

Shareholders’ equity, end of period	$256,060,149	$89,481,266	$144,389,893

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$(8,766,455)	$33,968,961	$34,901,343
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(3,232,021)	4,677,309	(4,826,183)
Net sale (purchase) of short-term U.S. government and agency obligations	(160,531,358)	44,894,524	3,695,071
Change in unrealized appreciation/depreciation on investments	(3,281,036)	8,245,580	(6,748,920)
Decrease (Increase) in receivable on futures contracts	(1,503,943)	576,597	(576,597)
Increase (Decrease) in management fee payable	131,573	(39,824)	(7,199)
Increase (Decrease) in payable on futures contracts	(979,336)	979,336	(1,140,144)

Net cash provided by (used in) operating activities	(178,162,576)	93,302,483	25,297,371

Cash flow from financing activities
Proceeds from addition of shares	768,649,288	226,842,426	544,053,277
Payment on shares redeemed	(589,272,473)	(319,751,491)	(573,092,737)

Net cash provided by (used in) financing activities	179,376,815	(92,909,065)	(29,039,460)

Net increase (decrease) in cash	1,214,239	393,418	(3,742,089)
Cash, beginning of period	658,676	265,258	4,007,347

Cash, end of period	$1,872,915	$658,676	$265,258

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$564,647	$310,060
Segregated cash balances with brokers for futures contracts	2,384,800	1,795,030
Short-term U.S. government and agency obligations (Note 3) (cost $18,274,602 and $10,042,198, respectively)	18,274,713	10,042,731
Receivable on open futures contracts	1,520,548	632,777

Total assets	22,744,708	12,780,598

Liabilities and shareholders’ equity
Liabilities
Management fee payable	9,941	12,258

Total liabilities	9,941	12,258

Shareholders’ equity
Shareholders’ equity	22,734,767	12,768,340

Total liabilities and shareholders’ equity	$22,744,708	$12,780,598

Shares outstanding (Note 1)	324,952	125,008

Net asset value per share (Note 1)	$69.96	$102.14

Market value per share (Note 1) (Note 2)	$69.36	$101.64

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(80% of shareholders’ equity)
U.S. Treasury Bills:
0.049% due 02/06/14	$146,000	$145,998
0.051% due 03/06/14	731,000	730,936
0.056% due 03/13/14	1,392,000	1,391,892
0.034% due 03/20/14	905,000	904,884
0.059% due 04/10/14	675,000	674,917
0.075% due 04/17/14	522,000	521,947
0.081% due 05/01/14	2,245,000	2,244,629
0.068% due 05/08/14	3,322,000	3,321,361
0.065% due 06/12/14	1,761,000	1,760,606
0.064% due 06/19/14	6,580,000	6,577,543

Total short-term U.S. government and agency obligations (cost $18,274,602)		$18,274,713

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires March 2014	1,084	$45,452,120	$1,042,300

††	Cash collateral in the amount of $2,384,800 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.

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

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Investment Income
Interest	$8,620	$7,994	$13

Expenses
Management fee	172,542	76,306	5,069
Brokerage commissions	45,438	64,176	4,082
Offering costs	—	63,919	6,474

Total expenses	217,980	204,401	15,625

Net investment income (loss)	(209,360)	(196,407)	(15,612)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,585,514)	1,212,600	1,776,461
Short-term U.S. government and agency obligations	619	395	(138)

Net realized gain (loss)	(2,584,895)	1,212,995	1,776,323

Change in net unrealized appreciation/depreciation on
Futures contracts	633,165	(971,875)	1,381,010
Short-term U.S. government and agency obligations	(422)	744	(211)

Change in net unrealized appreciation/depreciation	632,743	(971,131)	1,380,799

Net realized and unrealized gain (loss)	(1,952,152)	241,864	3,157,122

Net income (loss)	$(2,161,512)	$45,457	$3,141,510

Net income (loss) per weighted-average share (Note 1)	$(9.52)	$0.36	$41.88

Weighted-average shares outstanding (Note 1)	227,135	126,135	75,008

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Shareholders’ equity, beginning of period	$12,768,340	$7,142,310	$—

Addition of 587,500, 262,500 and 75,008 shares, respectively (Note 1)	43,490,786	33,115,715	4,000,800
Redemption of 387,556, 212,500 and 0 shares, respectively (Note 1)	(31,362,847)	(27,535,142)	—

Net addition (redemption) of 199,944, 50,000 and 75,008 shares, respectively (Note 1)	12,127,939	5,580,573	4,000,800

Net investment income (loss)	(209,360)	(196,407)	(15,612)
Net realized gain (loss)	(2,584,895)	1,212,995	1,776,323
Change in net unrealized appreciation/depreciation	632,743	(971,131)	1,380,799

Net income (loss)	(2,161,512)	45,457	3,141,510

Shareholders’ equity, end of period	$22,734,767	$12,768,340	$7,142,310

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND FOR THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Cash flow from operating activities
Net income (loss)	$(2,161,512)	$45,457	$3,141,510
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(589,770)	(355,255)	(1,439,775)
Net sale (purchase) of short-term U.S. government and agency obligations	(8,232,404)	(7,420,303)	(2,621,895)
Change in unrealized appreciation/depreciation on investments	422	(744)	211
Decrease (Increase) in receivable on futures contracts	(887,771)	(509,649)	(123,128)
Change in offering cost	—	20,150	(20,150)
Increase (Decrease) in management fee payable	(2,317)	7,189	5,069
Increase (Decrease) in payable for offering costs	—	(26,624)	26,624

Net cash provided by (used in) operating activities	(11,873,352)	(8,239,779)	(1,031,534)

Cash flow from financing activities
Proceeds from addition of shares	43,490,786	33,115,715	4,000,800
Payment on shares redeemed	(31,362,847)	(27,535,142)	—

Net cash provided by (used in) financing activities	12,127,939	5,580,573	4,000,800

Net increase (decrease) in cash	254,587	(2,659,206)	2,969,266
Cash, beginning of period	310,060	2,969,266	—

Cash, end of period	$564,647	$310,060	$2,969,266

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$197,647	$175,194
Segregated cash balances with brokers for futures contracts	15,950	14,850
Short-term U.S. government and agency obligations (Note 3) (cost $148,987,995 and $88,573,928, respectively)	148,988,329	88,575,398
Unrealized appreciation on forward agreements	5,633,053	3,729,856
Receivable on open futures contracts	300	—

Total assets	154,835,279	92,495,298

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	15,275,004	—
Payable on open futures contracts	—	3,980
Management fee payable	123,819	74,576

Total liabilities	15,398,823	78,556

Shareholders’ equity
Shareholders’ equity	139,436,456	92,416,742

Total liabilities and shareholders’ equity	$154,835,279	$92,495,298

Shares outstanding (Note 1)	1,346,978	1,446,978

Net asset value per share (Note 1)	$103.52	$63.87

Market value per share (Note 1) (Note 2)	$103.53	$62.60

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(107% of shareholders’ equity)
U.S. Treasury Bills:
0.017% due 02/06/14†	$6,963,000	$6,962,898
0.050% due 03/06/14	39,266,000	39,262,564
0.027% due 03/20/14†	49,626,000	49,619,632
0.071% due 04/03/14	22,053,000	22,049,098
0.087% due 05/01/14†	11,790,000	11,788,051
0.088% due 05/08/14†	14,693,000	14,690,172
0.076% due 06/05/14†	4,617,000	4,615,914

Total short-term U.S. government and agency obligations (cost $148,987,995)		$148,988,329

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires February 2014	2	$240,460	$14,520

Forward Agreements^

	Rate Received (Paid)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	(0.30)%	01/06/14	$(112,800)	$(135,867,600)	$2,258,281
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	(0.40)	01/06/14	(46,698)	(56,247,741)	1,411,290
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	(0.50)	01/06/14	(20,700)	(24,933,150)	665,044
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	(0.40)	01/06/14	(51,150)	(61,610,175)	1,298,438

					$5,633,053

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $15,950 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(96% of shareholders’ equity)
U.S. Treasury Bills:
0.096% due 01/03/13	$58,266,000	$58,265,967
0.100% due 01/31/13†	15,118,000	15,117,574
0.118% due 02/14/13†	2,904,000	2,903,896
0.090% due 02/21/13†	4,411,000	4,410,816
0.061% due 04/25/13†	7,879,000	7,877,145

Total short-term U.S. government and agency obligations (cost $88,573,928)		$88,575,398

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires February 2013	2	$335,160	$15,240

Forward Agreements^

	Rate Received (Paid)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	(0.30)%	01/07/13	$(65,500)	$(108,574,765)	$2,389,236
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	(0.65)	01/07/13	(16,598)	(27,513,343)	452,059
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	(0.50)	01/07/13	(13,400)	(22,212,242)	499,264
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	(0.65)	01/07/13	(15,850)	(26,273,436)	389,297

					$3,729,856

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $14,850 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Investment Income
Interest	$61,891	$76,519	$51,785

Expenses
Management fee	1,237,712	1,182,691	1,092,472
Brokerage commissions	39	41	2,512

Total expenses	1,237,751	1,182,732	1,094,984

Net investment income (loss)	(1,175,860)	(1,106,213)	(1,043,199)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	97,060	7,600	(813,845)
Forward agreements	61,027,349	(10,075,098)	(44,365,616)
Short-term U.S. government and agency obligations	(1,351)	1,849	1,157

Net realized gain (loss)	61,123,058	(10,065,649)	(45,178,304)

Change in net unrealized appreciation/depreciation on
Futures contracts	(720)	(26,560)	334,550
Forward agreements	1,903,197	(29,671,502)	36,392,749
Short-term U.S. government and agency obligations	(1,136)	5,325	(7,112)

Change in net unrealized appreciation/depreciation	1,901,341	(29,692,737)	36,720,187

Net realized and unrealized gain (loss)	63,024,399	(39,758,386)	(8,458,117)

Net income (loss)	$61,848,539	$(40,864,599)	$(9,501,316)

Net income (loss) per weighted-average share (Note 1)	$39.77	$(21.80)	$(6.71)

Weighted-average shares outstanding (Note 1)	1,555,197	1,874,767	1,415,797

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Shareholders’ equity, beginning of period	$92,416,742	$198,298,571	$77,732,507

Addition of 2,650,000, 50,000 and 2,525,000 shares, respectively (Note 1)	233,728,116	2,905,948	196,587,378
Redemption of 2,750,000, 1,000,497 and 812,500 shares, respectively (Note 1)	(248,556,941)	(67,923,178)	(66,519,998)

Net addition (redemption) of (100,000), (950,497) and 1,712,500 shares, respectively (Note 1)	(14,828,825)	(65,017,230)	130,067,380

Net investment income (loss)	(1,175,860)	(1,106,213)	(1,043,199)
Net realized gain (loss)	61,123,058	(10,065,649)	(45,178,304)
Change in net unrealized appreciation/depreciation	1,901,341	(29,692,737)	36,720,187

Net income (loss)	61,848,539	(40,864,599)	(9,501,316)

Shareholders’ equity, end of period	$139,436,456	$92,416,742	$198,298,571

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$61,848,539	$(40,864,599)	$(9,501,316)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(1,100)	2,920	346,730
Net sale (purchase) of short-term U.S. government and agency obligations	(60,414,067)	76,103,102	(84,565,840)
Change in unrealized appreciation/depreciation on investments	(1,902,061)	29,666,177	(36,385,637)
Decrease (Increase) in receivable on futures contracts	(300)	—	—
Increase (Decrease) in management fee payable	49,243	(49,997)	59,641
Increase (Decrease) in payable on futures contracts	(3,980)	3,980	(94,800)

Net cash provided by (used in) operating activities	(423,726)	64,861,583	(130,141,222)

Cash flow from financing activities
Proceeds from addition of shares	233,728,116	2,905,948	196,587,378
Payment on shares redeemed	(233,281,937)	(67,923,178)	(66,519,998)

Net cash provided by (used in) financing activities	446,179	(65,017,230)	130,067,380

Net increase (decrease) in cash	22,453	(155,647)	(73,842)
Cash, beginning of period	175,194	330,841	404,683

Cash, end of period	$197,647	$175,194	$330,841

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$461,167	$344,378
Segregated cash balances with brokers for futures contracts	22,000	24,200
Short-term U.S. government and agency obligations (Note 3) (cost $114,822,672 and $86,199,868, respectively)	114,826,066	86,206,701
Unrealized appreciation on forward agreements	—	19,307,685
Receivable on open futures contracts	2,450	—

Total assets	115,311,683	105,882,964

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,138,116
Payable on open futures contracts	—	2,520
Management fee payable	94,140	85,625
Unrealized depreciation on forward agreements	2,227,857	—

Total liabilities	2,321,997	5,226,261

Shareholders’ equity
Shareholders’ equity	112,989,686	100,656,703

Total liabilities and shareholders’ equity	$115,311,683	$105,882,964

Shares outstanding (Note 1)	1,258,489	1,958,489

Net asset value per share (Note 1)	$89.78	$51.40

Market value per share (Note 1) (Note 2)	$90.19	$50.07

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(102% of shareholders’ equity)
U.S. Treasury Bills:
0.017% due 02/06/14	$14,500,000	$14,499,789
0.100% due 02/13/14	3,997,000	3,996,953
0.051% due 03/06/14†	26,555,000	26,552,676
0.025% due 03/13/14†	4,084,000	4,083,682
0.047% due 03/20/14†	23,168,000	23,165,027
0.075% due 04/17/14†	8,507,000	8,506,132
0.081% due 05/01/14†	25,666,000	25,661,758
0.057% due 05/22/14†	8,362,000	8,360,049

Total short-term U.S. government and agency obligations (cost $114,822,672)		$114,826,066

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2014	2	$193,700	$14,200

Forward Agreements^

	Rate Received (Paid)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	(0.30)%	01/06/14	$(6,145,000)	$(119,839,790)	$(445,752)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(0.40)	01/06/14	(2,366,500)	(46,151,483)	(1,257,636)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	(0.50)	01/06/14	(1,163,000)	(22,680,826)	(7,359)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(0.45)	01/06/14	(1,903,000)	(37,112,306)	(517,110)

					$(2,227,857)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $22,000 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills:
0.085% due 01/10/13†	$4,414,000	$4,413,971
0.100% due 02/07/13†	11,897,000	11,896,644
0.105% due 02/14/13†	34,295,000	34,293,771
0.086% due 02/21/13†	34,563,000	34,561,560
0.061% due 04/25/13†	1,041,000	1,040,755

Total short-term U.S. government and agency obligations (cost $86,199,868)		$86,206,701

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2013	2	$302,270	$40,020

Forward Agreements^

	Rate Received (Paid)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	(0.30)%	01/07/13	$(3,453,000)	$(103,432,889)	$10,786,801
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(0.80)	01/07/13	(1,127,500)	(33,773,699)	3,141,119
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	(0.50)	01/07/13	(1,253,000)	(37,532,989)	3,255,649
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(0.85)	01/07/13	(877,000)	(26,270,097)	2,124,116

					$19,307,685

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $24,200 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Investment Income
Interest	$60,178	$100,092	$146,064

Expenses
Management fee	1,033,442	1,503,193	3,530,293
Brokerage commissions	40	41	3,784

Total expenses	1,033,482	1,503,234	3,534,077

Net investment income (loss)	(973,304)	(1,403,142)	(3,388,013)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	137,040	960	2,855,508
Forward agreements	113,319,364	(28,115,932)	(174,216,829)
Short-term U.S. government and agency obligations	6,916	5,567	(774)

Net realized gain (loss)	113,463,320	(28,109,405)	(171,362,095)

Change in net unrealized appreciation/depreciation on
Futures contracts	(25,820)	(20,830)	580,270
Forward agreements	(21,535,542)	(23,708,038)	53,026,068
Short-term U.S. government and agency obligations	(3,439)	12,171	(8,741)

Change in net unrealized appreciation/depreciation	(21,564,801)	(23,716,697)	53,597,597

Net realized and unrealized gain (loss)	91,898,519	(51,826,102)	(117,764,498)

Net income (loss)	$90,925,215	$(53,229,244)	$(121,152,511)

Net income (loss) per weighted-average share (Note 1)	$58.14	$(18.23)	$(26.05)

Weighted-average shares outstanding (Note 1)	1,563,968	2,919,786	4,650,772

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Shareholders’ equity, beginning of period	$100,656,703	$246,813,921	$99,032,781

Addition of 3,450,000, 5,960,000 and 14,127,500 shares, respectively (Note 1)	251,109,632	310,340,710	1,193,126,146
Redemption of 4,150,000, 7,220,385 and 11,405,122 shares, respectively (Note 1)	(329,701,864)	(403,268,684)	(924,192,495)

Net addition (redemption) of (700,000), (1,260,385) and 2,722,378 shares, respectively (Note 1)	(78,592,232)	(92,927,974)	268,933,651

Net investment income (loss)	(973,304)	(1,403,142)	(3,388,013)
Net realized gain (loss)	113,463,320	(28,109,405)	(171,362,095)
Change in net unrealized appreciation/depreciation	(21,564,801)	(23,716,697)	53,597,597

Net income (loss)	90,925,215	(53,229,244)	(121,152,511)

Shareholders’ equity, end of period	$112,989,686	$100,656,703	$246,813,921

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$90,925,215	$(53,229,244)	$(121,152,511)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,200	18,940	469,523
Net sale (purchase) of short-term U.S. government and agency obligations	(28,622,804)	129,158,389	(110,042,156)
Change in unrealized appreciation/depreciation on investments	21,538,981	23,695,867	(53,017,327)
Decrease (Increase) in receivable on futures contracts	(2,450)	—	—
Increase (Decrease) in management fee payable	8,515	(95,259)	104,981
Increase (Decrease) in payable on futures contracts	(2,520)	2,520	(227,423)

Net cash provided by (used in) operating activities	83,847,137	99,551,213	(283,864,913)

Cash flow from financing activities
Proceeds from addition of shares	251,109,632	318,778,691	1,184,688,165
Payment on shares redeemed	(334,839,980)	(418,633,692)	(903,689,371)

Net cash provided by (used in) financing activities	(83,730,348)	(99,855,001)	280,998,794

Net increase (decrease) in cash	116,789	(303,788)	(2,866,119)
Cash, beginning of period	344,378	648,166	3,514,285

Cash, end of period	$461,167	$344,378	$648,166

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$863,980	$302,359
Segregated cash balances with brokers for futures contracts	128,700	63,250
Short-term U.S. government and agency obligations (Note 3) (cost $7,901,405 and $3,409,716, respectively)	7,902,056	3,409,904
Receivable on open futures contracts	9,100	6,612
Offering costs (Note 5)	—	19,770
Limitation by Sponsor	—	2,145

Total assets	8,903,836	3,804,040

Liabilities and shareholders’ equity
Liabilities
Management fee payable	6,994	—
Payable for offering costs	—	41,000

Total liabilities	6,994	41,000

Shareholders’ equity
Shareholders’ equity	8,896,842	3,763,040

Total liabilities and shareholders’ equity	$8,903,836	$3,804,040

Shares outstanding	250,005	100,005

Net asset value per share	$35.59	$37.63

Market value per share (Note 2)	$35.66	$37.64

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(89% of shareholders’ equity)
U.S. Treasury Bills:
0.037% due 02/06/14	$357,000	$356,995
0.053% due 02/27/14	2,859,000	2,858,889
0.053% due 03/06/14	1,505,000	1,504,868
0.057% due 03/13/14	110,000	109,991
0.086% due 06/12/14	3,072,000	3,071,313

Total short-term U.S. government and agency obligations (cost $7,901,405)		$7,902,056

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures - CME, expires March 2014	52	$8,962,200	$(33,231)

††	Cash collateral in the amount of $128,700 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.

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

PROSHARES SHORT EURO*

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013 AND FOR THE PERIOD FROM JUNE 26, 2012 (COMMENCEMENT OF

INVESTMENT OPERATIONS) THROUGH DECEMBER 31, 2012

	Year ended December 31, 2013	June 26, 2012 (Commencement of Investment Operations) through December 31, 2012
Investment Income
Interest	$1,996	$1,508

Expenses
Management fee	35,075	—
Brokerage commissions	812	313
Offering costs	45,511	21,231
Limitation by Sponsor	(28,232)	(2,145)

Total expenses	53,166	19,399

Net investment income (loss)	(51,170)	(17,891)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(381,987)	(164,400)
Short-term U.S. government and agency obligations	157	(1)

Net realized gain (loss)	(381,830)	(164,401)

Change in net unrealized appreciation/depreciation on
Futures contracts	21,825	(55,056)
Short-term U.S. government and agency obligations	463	188

Change in net unrealized appreciation/depreciation	22,288	(54,868)

Net realized and unrealized gain (loss)	(359,542)	(219,269)

Net income (loss)	$(410,712)	$(237,160)

Net income (loss) per weighted-average share	$(2.75)	$(2.38)

Weighted-average shares outstanding	149,183	99,476

*	Since the Fund commenced investment operations on June 26, 2012, the Statement of Operations for the year ended December 31, 2011 has not been provided.

See accompanying notes to financial statements.

PROSHARES SHORT EURO*

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2013 AND FOR THE PERIOD FROM JUNE 26, 2012 (COMMENCEMENT OF

INVESTMENT OPERATIONS) THROUGH DECEMBER 31, 2012

	Year ended December 31, 2013	June 26, 2012 (Commencement of Investment Operations) through December 31, 2012
Shareholders’ equity, beginning of period	$3,763,040	$200

Addition of 150,000 and 100,000 shares, respectively	5,544,514	4,000,000

Net investment income (loss)	(51,170)	(17,891)
Net realized gain (loss)	(381,830)	(164,401)
Change in net unrealized appreciation/depreciation	22,288	(54,868)

Net income (loss)	(410,712)	(237,160)

Shareholders’ equity, end of period	$8,896,842	$3,763,040

*	Since the Fund commenced investment operations on June 26, 2012, the only activity for the year ended December 31, 2011 was the initial seeding of the Fund, as such the Statement of Changes in Shareholders’ Equity for the year ended December 31, 2011 has not been provided.

See accompanying notes to financial statements.

PROSHARES SHORT EURO*

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013 AND FOR THE PERIOD FROM JUNE 26, 2012 (COMMENCEMENT OF

INVESTMENT OPERATIONS) THROUGH DECEMBER 31, 2012

	Year ended December 31, 2013	June 26, 2012 (Commencement of Investment Operations) through December 31, 2012
Cash flow from operating activities
Net income (loss)	$(410,712)	$(237,160)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(65,450)	(63,250)
Net sale (purchase) of short-term U.S. government and agency obligations	(4,491,689)	(3,409,716)
Change in unrealized appreciation/depreciation on investments	(463)	(188)
Decrease (Increase) in receivable on futures contracts	(2,488)	(6,612)
Decrease (Increase) in Limitation by Sponsor	2,145	(2,145)
Change in offering cost	19,770	21,230
Increase (Decrease) in management fee payable	6,994	—
Increase (Decrease) in payable for offering costs	(41,000)	—

Net cash provided by (used in) operating activities	(4,982,893)	(3,697,841)

Cash flow from financing activities
Proceeds from addition of shares	5,544,514	4,000,000

Net cash provided by (used in) financing activities	5,544,514	4,000,000

Net increase (decrease) in cash	561,621	302,159
Cash, beginning of period	302,359	200

Cash, end of period	$863,980	$302,359

*	Since the Fund commenced investment operations on June 26, 2012, the only activity for the year ended December 31, 2011 was the initial seeding of the Fund, as such the Statement of Cash Flows for the year ended December 31, 2011 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$2,751,320	$361,157
Segregated cash balances with brokers for futures contracts	1,141,635	144,540
Short-term U.S. government and agency obligations (Note 3) (cost $24,197,046 and $3,302,725, respectively)	24,198,507	3,302,907
Offering costs (Note 5)	—	22,129
Limitation by Sponsor	—	2,216

Total assets	28,091,462	3,832,949

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	86,166	10,950
Management fee payable	22,017	—
Payable for offering costs	—	41,000

Total liabilities	108,183	51,950

Shareholders’ equity
Shareholders’ equity	27,983,279	3,780,999

Total liabilities and shareholders’ equity	$28,091,462	$3,832,949

Shares outstanding	600,005	100,005

Net asset value per share	$46.64	$37.81

Market value per share (Note 2)	$46.66	$37.74

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills:
0.032% due 02/06/14	$1,761,000	$1,760,974
0.061% due 03/13/14	1,872,000	1,871,854
0.073% due 04/03/14	659,000	658,883
0.066% due 04/17/14	1,269,000	1,268,871
0.085% due 04/24/14	651,000	650,879
0.076% due 05/01/14	2,167,000	2,166,642
0.088% due 05/08/14	2,324,000	2,323,553
0.073% due 05/22/14	13,353,000	13,349,884
0.065% due 06/12/14	147,000	146,967

Total short-term U.S. government and agency obligations (cost $24,197,046)		$24,198,507

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires March 2014	629	$55,867,780	$917,605

††	Cash collateral in the amount of $1,141,635 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.

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

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR*

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013 AND FOR THE PERIOD FROM JULY 17, 2012 (COMMENCEMENT OF

INVESTMENT OPERATIONS) THROUGH DECEMBER 31, 2012

	Year ended December 31, 2013	July 17, 2012 (Commencement of Investment Operations) through December 31, 2012
Investment Income
Interest	$5,653	$1,432

Expenses
Management fee	106,713	—
Brokerage commissions	11,753	1,006
Offering costs	47,870	18,871
Limitation by Sponsor	(1,259)	(2,216)

Total expenses	165,077	17,661

Net investment income (loss)	(159,424)	(16,229)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,720,079	(288,740)
Short-term U.S. government and agency obligations	(74)	(4)

Net realized gain (loss)	2,720,005	(288,744)

Change in net unrealized appreciation/depreciation on
Futures contracts	832,015	85,590
Short-term U.S. government and agency obligations	1,279	182

Change in net unrealized appreciation/depreciation	833,294	85,772

Net realized and unrealized gain (loss)	3,553,299	(202,972)

Net income (loss)	$3,393,875	$(219,201)

Net income (loss) per weighted-average share	$9.21	$(2.21)

Weighted-average shares outstanding	368,635	99,410

*	Since the Fund commenced investment operations on July 17, 2012, the Statement of Operations for the year ended December 31, 2011 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR*

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2013 AND FOR THE PERIOD FROM JULY 17, 2012 (COMMENCEMENT OF

INVESTMENT OPERATIONS) THROUGH DECEMBER 31, 2012

	Year ended December 31, 2013	July 17, 2012 (Commencement of Investment Operations) through December 31, 2012
Shareholders’ equity, beginning of period	$3,780,999	$200

Addition of 500,000 and 100,000 shares, respectively	20,808,405	4,000,000

Net investment income (loss)	(159,424)	(16,229)
Net realized gain (loss)	2,720,005	(288,744)
Change in net unrealized appreciation/depreciation	833,294	85,772

Net income (loss)	3,393,875	(219,201)

Shareholders’ equity, end of period	$27,983,279	$3,780,999

*	Since the Fund commenced investment operations on July 17, 2012, the only activity for the year ended December 31, 2011 was the initial seeding of the Fund, as such the Statement of Changes in Shareholders’ Equity for the year ended December 31, 2011 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR*

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013 AND FOR THE PERIOD FROM JULY 17, 2012 (COMMENCEMENT OF

INVESTMENT OPERATION) THROUGH DECEMBER 31, 2012

	Year ended December 31, 2013	July 17, 2012 (Commencement of Investment Operations) through December 31, 2012
Cash flow from operating activities
Net income (loss)	$3,393,875	$(219,201)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(997,095)	(144,540)
Net sale (purchase) of short-term U.S. government and agency obligations	(20,894,321)	(3,302,725)
Change in unrealized appreciation/depreciation on investments	(1,279)	(182)
Decrease (Increase) in Limitation by Sponsor	2,216	(2,216)
Change in offering cost	22,129	18,871
Increase (Decrease) in management fee payable	22,017	—
Increase (Decrease) in payable on futures contracts	75,216	10,950
Increase (Decrease) in payable for offering costs	(41,000)	—

Net cash provided by (used in) operating activities	(18,418,242)	(3,639,043)

Cash flow from financing activities
Proceeds from addition of shares	20,808,405	4,000,000

Net cash provided by (used in) financing activities	20,808,405	4,000,000

Net increase (decrease) in cash	2,390,163	360,957
Cash, beginning of period	361,157	200

Cash, end of period	$2,751,320	$361,157

*	Since the Fund commenced investment operations on July 17, 2012, the only activity for the year ended December 31, 2011 was the initial seeding of the Fund, as such the Statement of Cash Flows for the year ended December 31, 2011 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$218,940	$276,372
Short-term U.S. government and agency obligations (Note 3) (cost $437,821,545 and $553,417,216, respectively)	437,847,159	553,430,562
Unrealized appreciation on foreign currency forward contracts	151,351	251,047

Total assets	438,217,450	553,957,981

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	5,971,084	13,282,209
Management fee payable	345,393	499,127
Unrealized depreciation on foreign currency forward contracts	13,899,858	13,398,619

Total liabilities	20,216,335	27,179,955

Shareholders’ equity
Shareholders’ equity	418,001,115	526,778,026

Total liabilities and shareholders’ equity	$438,217,450	$553,957,981

Shares outstanding	24,500,014	27,700,014

Net asset value per share	$17.06	$19.02

Market value per share (Note 2)	$17.06	$19.01

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(105% of shareholders’ equity)
U.S. Treasury Bills:
0.014% due 02/06/14†	$32,976,000	$32,975,519
0.053% due 02/27/14†	198,499,000	198,491,280
0.070% due 04/03/14	47,020,000	47,011,680
0.081% due 05/01/14†	59,285,000	59,275,202
0.083% due 05/08/14†	92,077,000	92,059,275
0.086% due 06/12/14†	8,036,000	8,034,203

Total short-term U.S. government and agency obligations (cost $437,821,545)		$437,847,159

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/10/14	19,352,500	$26,625,017	$64,104
Euro with UBS AG	01/10/14	35,427,500	48,740,875	87,247

				$151,351

Contracts to Sell
Euro with Goldman Sachs International	01/10/14	(323,915,825)	$(445,640,837)	$(6,820,802)
Euro with UBS AG	01/10/14	(338,474,500)	(465,670,547)	(7,079,056)

				$(13,899,858)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

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

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Investment Income
Interest	$224,967	$525,386	$271,533

Expenses
Management fee	4,600,479	7,972,894	6,179,382

Total expenses	4,600,479	7,972,894	6,179,382

Net investment income (loss)	(4,375,512)	(7,447,508)	(5,907,849)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(48,063,036)	46,946,419	(5,409,463)
Short-term U.S. government and agency obligations	7,153	8,121	3,715

Net realized gain (loss)	(48,055,883)	46,954,540	(5,405,748)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(600,935)	(80,578,526)	90,625,031
Short-term U.S. government and agency obligations	12,268	37,347	(40,013)

Change in net unrealized appreciation/depreciation	(588,667)	(80,541,179)	90,585,018

Net realized and unrealized gain (loss)	(48,644,550)	(33,586,639)	85,179,270

Net income (loss)	$(53,020,062)	$(41,034,147)	$79,271,421

Net income (loss) per weighted-average share	$(2.03)	$(0.99)	$2.22

Weighted-average shares outstanding	26,095,630	41,293,047	35,660,288

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Shareholders’ equity, beginning of period	$526,778,026	$1,100,159,546	$444,412,995

Addition of 6,250,000, 12,900,000 and 50,600,000 shares, respectively	119,076,233	263,481,506	916,146,552
Redemption of 9,450,000, 39,300,000 and 18,400,000 shares, respectively	(174,833,082)	(795,828,879)	(339,671,422)

Net addition (redemption) of (3,200,000), (26,400,000) and 32,200,000 shares, respectively	(55,756,849)	(532,347,373)	576,475,130

Net investment income (loss)	(4,375,512)	(7,447,508)	(5,907,849)
Net realized gain (loss)	(48,055,883)	46,954,540	(5,405,748)
Change in net unrealized appreciation/depreciation	(588,667)	(80,541,179)	90,585,018

Net income (loss)	(53,020,062)	(41,034,147)	79,271,421

Shareholders’ equity, end of period	$418,001,115	$526,778,026	$1,100,159,546

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$(53,020,062)	$(41,034,147)	$79,271,421
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	115,595,671	458,781,066	(540,384,848)
Change in unrealized appreciation/depreciation on investments	588,667	80,541,179	(90,585,018)
Increase (Decrease) in management fee payable	(153,734)	(348,383)	482,950

Net cash provided by (used in) operating activities	63,010,542	497,939,715	(551,215,495)

Cash flow from financing activities
Proceeds from addition of shares	119,076,233	284,781,239	894,846,819
Payment on shares redeemed	(182,144,207)	(782,546,670)	(343,780,824)

Net cash provided by (used in) financing activities	(63,067,974)	(497,765,431)	551,065,995

Net increase (decrease) in cash	(57,432)	174,284	(149,500)
Cash, beginning of period	276,372	102,088	251,588

Cash, end of period	$218,940	$276,372	$102,088

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$575,108	$363,826
Short-term U.S. government and agency obligations (Note 3) (cost $558,563,134 and $362,731,936, respectively)	558,597,264	362,743,231
Unrealized appreciation on foreign currency forward contracts	31,317,568	38,346,817
Receivable from capital shares sold	—	7,613,633

Total assets	590,489,940	409,067,507

Liabilities and shareholders’ equity
Liabilities
Management fee payable	437,540	271,235
Unrealized depreciation on foreign currency forward contracts	1,930,884	232,642

Total liabilities	2,368,424	503,877

Shareholders’ equity
Shareholders’ equity	588,121,516	408,563,630

Total liabilities and shareholders’ equity	$590,489,940	$409,067,507

Shares outstanding	8,299,294	8,049,294

Net asset value per share	$70.86	$50.76

Market value per share (Note 2)	$70.91	$50.77

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(95% of shareholders’ equity)
U.S. Treasury Bills:
0.021% due 02/06/14†	$15,473,000	$15,472,774
0.052% due 03/06/14	50,872,000	50,867,548
0.011% due 03/20/14†	83,948,000	83,937,227
0.087% due 04/17/14†	31,984,000	31,980,735
0.093% due 05/01/14†	20,349,000	20,345,637
0.086% due 05/08/14†	19,927,000	19,923,164
0.078% due 05/22/14	101,809,000	101,785,245
0.076% due 06/05/14	100,035,000	100,011,464
0.086% due 06/12/14†	100,037,000	100,014,631
0.085% due 06/26/14	34,273,000	34,258,839

Total short-term U.S. government and agency obligations (cost $558,563,134)		$558,597,264

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	01/10/14	3,967,682,500	$37,685,648	$(884,849)
Yen with UBS AG	01/10/14	3,710,762,600	35,245,383	(1,046,035)

				$(1,930,884)

Contracts to Sell
Yen with Goldman Sachs International	01/10/14	(66,470,096,200)	$(631,343,013)	$15,716,318
Yen with UBS AG	01/10/14	(65,021,781,500)	(617,586,701)	15,601,250

				$31,317,568

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

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

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Investment Income
Interest	$209,601	$170,226	$182,452

Expenses
Management fee	4,607,832	2,354,920	2,824,586

Total expenses	4,607,832	2,354,920	2,824,586

Net investment income (loss)	(4,398,231)	(2,184,694)	(2,642,134)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	164,019,598	27,341,631	(50,029,053)
Short-term U.S. government and agency obligations	4,527	976	4,169

Net realized gain (loss)	164,024,125	27,342,607	(50,024,884)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(8,727,491)	42,478,321	11,773,508
Short-term U.S. government and agency obligations	22,835	14,768	(11,285)

Change in net unrealized appreciation/depreciation	(8,704,656)	42,493,089	11,762,223

Net realized and unrealized gain (loss)	155,319,469	69,835,696	(38,262,661)

Net income (loss)	$150,921,238	$67,651,002	$(40,904,795)

Net income (loss) per weighted-average share (Note 1)	$19.43	$11.91	$(6.14)

Weighted-average shares outstanding (Note 1)	7,767,376	5,679,622	6,664,842

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Shareholders’ equity, beginning of period	$408,563,630	$221,131,994	$207,685,813

Addition of 5,650,000, 6,550,000 and 6,683,333 shares, respectively (Note 1)	362,152,598	291,223,076	308,667,664
Redemption of 5,400,000, 3,900,000 and 5,700,710 shares, respectively (Note 1)	(333,515,950)	(171,442,442)	(254,316,688)

Net addition (redemption) of 250,000, 2,650,000 and 982,623 shares, respectively (Note 1)	28,636,648	119,780,634	54,350,976

Net investment income (loss)	(4,398,231)	(2,184,694)	(2,642,134)
Net realized gain (loss)	164,024,125	27,342,607	(50,024,884)
Change in net unrealized appreciation/depreciation	(8,704,656)	42,493,089	11,762,223

Net income (loss)	150,921,238	67,651,002	(40,904,795)

Shareholders’ equity, end of period	$588,121,516	$408,563,630	$221,131,994

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$150,921,238	$67,651,002	$(40,904,795)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(195,831,198)	(143,324,171)	4,457,554
Change in unrealized appreciation/depreciation on investments	8,704,656	(42,493,089)	(11,762,223)
Increase (Decrease) in management fee payable	166,305	91,011	10,066

Net cash provided by (used in) operating activities	(36,038,999)	(118,075,247)	(48,199,398)

Cash flow from financing activities
Proceeds from addition of shares	369,766,231	289,859,177	302,417,930
Payment on shares redeemed	(333,515,950)	(171,442,442)	(254,316,688)

Net cash provided by (used in) financing activities	36,250,281	118,416,735	48,101,242

Net increase (decrease) in cash	211,282	341,488	(98,156)
Cash, beginning of period	363,826	22,338	120,494

Cash, end of period	$575,108	$363,826	$22,338

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$85,642	$167,546
Short-term U.S. government and agency obligations (Note 3) (cost $2,816,627 and $6,240,818, respectively)	2,816,688	6,240,951
Unrealized appreciation on swap agreements	15,078	—

Total assets	2,917,408	6,408,497

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,374	5,018
Unrealized depreciation on swap agreements	—	306,268

Total liabilities	2,374	311,286

Shareholders’ equity
Shareholders’ equity	2,915,034	6,097,211

Total liabilities and shareholders’ equity	$2,917,408	$6,408,497

Shares outstanding	150,014	250,014

Net asset value per share	$19.43	$24.39

Market value per share (Note 2)	$19.13	$23.93

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(97% of shareholders’ equity)
U.S. Treasury Bills:
0.026% due 02/06/14†	$1,077,000	$1,076,984
0.053% due 02/27/14	226,000	225,991
0.011% due 03/20/14†	517,000	516,934
0.081% due 05/01/14†	192,000	191,968
0.076% due 06/05/14	805,000	804,811

Total short-term U.S. government and agency obligations (cost $2,816,627)		$2,816,688

Swap Agreements^

	Rate Received (Paid)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Dow Jones-UBS Commodity Index	(0.25)%	01/06/14	$2,549,441	$6,454
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	(0.25)	01/06/14	2,157,299	4,974
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	(0.60)	01/06/14	1,113,381	3,650

				$15,078

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(102% of shareholders’ equity)
U.S. Treasury Bills:
0.095% due 01/03/13	$2,914,000	$2,913,998
0.092% due 01/10/13†	2,530,000	2,529,983
0.118% due 02/14/13†	505,000	504,982
0.086% due 02/21/13†	292,000	291,988

Total short-term U.S. government and agency obligations (cost $6,240,818)		$6,240,951

Swap Agreements^

	Rate Received (Paid)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	(0.25)%	01/07/13	$7,780,320	$(198,117)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	(0.60)	01/07/13	4,411,987	(108,151)

				$(306,268)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Investment Income
Interest	$2,066	$4,965	$10,504

Expenses
Management fee	40,543	78,449	156,105

Total expenses	40,543	78,449	156,105

Net investment income (loss)	(38,477)	(73,484)	(145,601)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(1,254,251)	(536,107)	(2,051,498)
Short-term U.S. government and agency obligations	(44)	—	197

Net realized gain (loss)	(1,254,295)	(536,107)	(2,051,301)

Change in net unrealized appreciation/depreciation on
Swap agreements	321,346	400,909	(2,462,927)
Short-term U.S. government and agency obligations	(72)	404	(727)

Change in net unrealized appreciation/depreciation	321,274	401,313	(2,463,654)

Net realized and unrealized gain (loss)	(933,021)	(134,794)	(4,514,955)

Net income (loss)	$(971,498)	$(208,278)	$(4,660,556)

Net income (loss) per weighted-average share	$(4.91)	$(0.65)	$(9.75)

Weighted-average shares outstanding	197,822	320,779	478,096

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Shareholders’ equity, beginning of period	$6,097,211	$9,058,529	$18,186,658

Addition of 0, 0 and 50,000 shares, respectively	—	—	1,782,755
Redemption of 100,000, 100,000 and 200,000 shares, respectively	(2,210,679)	(2,753,040)	(6,250,328)

Net addition (redemption) of (100,000), (100,000) and (150,000) shares, respectively	(2,210,679)	(2,753,040)	(4,467,573)

Net investment income (loss)	(38,477)	(73,484)	(145,601)
Net realized gain (loss)	(1,254,295)	(536,107)	(2,051,301)
Change in net unrealized appreciation/depreciation	321,274	401,313	(2,463,654)

Net income (loss)	(971,498)	(208,278)	(4,660,556)

Shareholders’ equity, end of period	$2,915,034	$6,097,211	$9,058,529

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$(971,498)	$(208,278)	$(4,660,556)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	3,424,191	3,473,138	6,712,239
Change in unrealized appreciation/depreciation on investments	(321,274)	(401,313)	2,463,654
Increase (Decrease) in management fee payable	(2,644)	(2,414)	(6,054)

Net cash provided by (used in) operating activities	2,128,775	2,861,133	4,509,283

Cash flow from financing activities
Proceeds from addition of shares	—	—	1,782,755
Payment on shares redeemed	(2,210,679)	(2,753,040)	(6,250,328)

Net cash provided by (used in) financing activities	(2,210,679)	(2,753,040)	(4,467,573)

Net increase (decrease) in cash	(81,904)	108,093	41,710
Cash, beginning of period	167,546	59,453	17,743

Cash, end of period	$85,642	$167,546	$59,453

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$689,596	$2,198,932
Segregated cash balances with brokers for futures contracts	3,821,895	23,356,627
Short-term U.S. government and agency obligations (Note 3) (cost $137,423,179 and $437,644,628, respectively)	137,435,610	437,662,650
Unrealized appreciation on swap agreements	1,957,893	33,333,620
Receivable on open futures contracts	—	3,430,415

Total assets	143,904,994	499,982,244

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	16,071,243
Payable on open futures contracts	997,210	—
Management fee payable	134,355	402,037

Total liabilities	1,131,565	16,473,280

Shareholders’ equity
Shareholders’ equity	142,773,429	483,508,964

Total liabilities and shareholders’ equity	$143,904,994	$499,982,244

Shares outstanding	4,449,170	16,449,170

Net asset value per share	$32.09	$29.39

Market value per share (Note 2)	$32.22	$29.32

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(96% of shareholders’ equity)
U.S. Treasury Bills:
0.016% due 02/06/14†	$13,712,000	$13,711,800
0.100% due 02/13/14†	7,335,000	7,334,915
0.043% due 03/06/14	11,796,000	11,794,968
0.054% due 03/13/14	1,270,000	1,269,901
0.042% due 03/20/14	500,000	499,936
0.073% due 04/03/14	2,188,000	2,187,613
0.077% due 04/10/14	6,830,000	6,829,163
0.077% due 04/17/14†	69,787,000	69,779,876
0.085% due 04/24/14	1,277,000	1,276,762
0.083% due 05/01/14†	7,864,000	7,862,700
0.086% due 05/08/14†	10,806,000	10,803,920
0.071% due 05/22/14	2,580,000	2,579,398
0.076% due 06/05/14	424,000	423,900
0.065% due 06/12/14†	1,081,000	1,080,758

Total short-term U.S. government and agency obligations (cost $137,423,179)		$137,435,610

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2014	1,103	$108,700,650	$626,661

Swap Agreements^

	Rate Received (Paid)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	(0.25)%	01/06/14	$52,210,040	$622,117
Swap agreement with Goldman Sachs International based on Dow Jones-UBS WTI Crude Oil Sub-Index	(0.25)	01/06/14	54,411,119	576,723
Swap agreement with Societe Generale S.A. based on Dow Jones-UBS WTI Crude Oil Sub-Index	(0.25)	01/06/14	26,715,890	275,816
Swap agreement with UBS AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	(0.25)	01/06/14	43,518,797	483,237

				$1,957,893

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $3,821,895 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.095% due 01/03/13	$144,182,000	$144,181,919
0.086% due 01/10/13†	12,362,000	12,361,918
0.100% due 01/31/13†	17,785,000	17,784,498
0.101% due 02/07/13†	104,961,000	104,957,860
0.111% due 02/14/13†	88,118,000	88,114,843
0.022% due 02/21/13†	33,883,000	33,881,588
0.077% due 03/28/13	9,851,000	9,850,186
0.066% due 04/18/13	2,900,000	2,899,402
0.061% due 04/25/13†	23,636,000	23,630,436

Total short-term U.S. government and agency obligations (cost $437,644,628)		$437,662,650

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2013	4,378	$403,958,060	$21,960,410

Swap Agreements^

	Rate Received (Paid)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS WTI Crude Oil Subindex	(0.25)%	01/07/13	$232,506,653	$14,334,730
Swap agreement with Societe Generale S.A. based on Dow Jones-UBS WTI Crude Oil Subindex	(0.25)	01/07/13	128,396,742	8,989,866
Swap agreement with UBS AG based on Dow Jones-UBS WTI Crude Oil Subindex	(0.25)	01/07/13	202,152,019	10,009,024

				$33,333,620

†	All or partial amount pledged as collateral for swap agreements.

††	Cash collateral in the amount of $23,356,627 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.

^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Investment Income
Interest	$135,291	$240,162	$159,287

Expenses
Management fee	2,275,701	3,400,756	3,243,051
Brokerage commissions	55,871	87,836	102,605

Total expenses	2,331,572	3,488,592	3,345,656

Net investment income (loss)	(2,196,281)	(3,248,430)	(3,186,369)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	52,686,859	(28,210,259)	36,556,166
Swap agreements	68,059,089	(55,851,708)	73,825,809
Short-term U.S. government and agency obligations	11,289	12,852	14,119

Net realized gain (loss)	120,757,237	(84,049,115)	110,396,094

Change in net unrealized appreciation/depreciation on
Futures contracts	(21,333,749)	23,325,740	(6,778,090)
Swap agreements	(31,375,727)	43,341,016	(15,657,040)
Short-term U.S. government and agency obligations	(5,591)	24,546	(17,109)

Change in net unrealized appreciation/depreciation	(52,715,067)	66,691,302	(22,452,239)

Net realized and unrealized gain (loss)	68,042,170	(17,357,813)	87,943,855

Net income (loss)	$65,845,889	$(20,606,243)	$84,757,486

Net income (loss) per weighted-average share (Note 1)	$8.54	$(1.84)	$10.13

Weighted-average shares outstanding (Note 1)	7,709,992	11,187,012	8,370,067

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Shareholders’ equity, beginning of period	$483,508,964	$251,395,322	$228,133,077

Addition of 11,450,000, 28,550,000 and 29,625,000 shares, respectively (Note 1)	334,161,435	853,881,447	1,173,453,517
Redemption of 23,450,000, 18,250,000 and 28,038,334 shares, respectively (Note 1)	(740,742,859)	(601,161,562)	(1,234,948,758)

Net addition (redemption) of (12,000,000), 10,300,000 and 1,586,666 shares, respectively (Note 1)	(406,581,424)	252,719,885	(61,495,241)

Net investment income (loss)	(2,196,281)	(3,248,430)	(3,186,369)
Net realized gain (loss)	120,757,237	(84,049,115)	110,396,094
Change in net unrealized appreciation/depreciation	(52,715,067)	66,691,302	(22,452,239)

Net income (loss)	65,845,889	(20,606,243)	84,757,486

Shareholders’ equity, end of period	$142,773,429	$483,508,964	$251,395,322

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$65,845,889	$(20,606,243)	$84,757,486
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	19,534,732	(9,153,834)	(3,571,543)
Net sale (purchase) of short-term U.S. government and agency obligations	300,221,449	(190,718,535)	(2,541,758)
Change in unrealized appreciation/depreciation on investments	31,381,318	(43,365,562)	15,674,149
Decrease (Increase) in receivable on futures contracts	3,430,415	(3,430,415)	3,035,150
Increase (Decrease) in management fee payable	(267,682)	186,722	(1,007)
Increase (Decrease) in payable on futures contracts	997,210	—	—

Net cash provided by (used in) operating activities	421,143,331	(267,087,867)	97,352,477

Cash flow from financing activities
Proceeds from addition of shares	334,161,435	853,881,447	1,173,453,517
Payment on shares redeemed	(756,814,102)	(585,090,319)	(1,271,215,481)

Net cash provided by (used in) financing activities	(422,652,667)	268,791,128	(97,761,964)

Net increase (decrease) in cash	(1,509,336)	1,703,261	(409,487)
Cash, beginning of period	2,198,932	495,671	905,158

Cash, end of period	$689,596	$2,198,932	$495,671

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$3,102,827	$3,385,764
Segregated cash balances with brokers for futures contracts	6,602,200	10,264,090
Short-term U.S. government and agency obligations (Note 3) (cost $58,918,095 and $64,312,441, respectively)	58,921,011	64,313,224

Total assets	68,626,038	77,963,078

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	5,628,532	4,891,783
Management fee payable	81,727	51,925

Total liabilities	5,710,259	4,943,708

Shareholders’ equity
Shareholders’ equity	62,915,779	73,019,370

Total liabilities and shareholders’ equity	$68,626,038	$77,963,078

Shares outstanding (Note 1)	1,619,941	1,869,941

Net asset value per share (Note 1)	$38.84	$39.05

Market value per share (Note 1) (Note 2)	$39.28	$39.24

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(94% of shareholders’ equity)
U.S. Treasury Bills:
0.015% due 02/06/14	$371,000	$370,995
0.100% due 02/13/14	3,925,000	3,924,954
0.053% due 03/06/14	1,197,000	1,196,895
0.055% due 03/13/14	6,686,000	6,685,480
0.042% due 03/20/14	2,792,000	2,791,642
0.055% due 04/03/14	5,086,000	5,085,100
0.060% due 04/10/14	8,844,000	8,842,917
0.080% due 04/17/14	43,000	42,996
0.082% due 04/24/14	4,789,000	4,788,106
0.092% due 05/01/14	3,500,000	3,499,421
0.091% due 05/08/14	2,534,000	2,533,512
0.064% due 05/22/14	5,515,000	5,513,713
0.076% due 06/05/14	10,791,000	10,788,461
0.082% due 06/26/14	2,858,000	2,856,819

Total short-term U.S. government and agency obligations (cost $58,918,095)		$58,921,011

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires March 2014	3,001	$125,831,930	$(3,656,539)

††	Cash collateral in the amount of $6,602,200 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.

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

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Investment Income
Interest	$33,341	$30,397	$—

Expenses
Management fee	707,598	404,318	1,454
Brokerage commissions	147,433	128,470	2,531
Offering costs	—	63,919	6,474

Total expenses	855,031	596,707	10,459

Net investment income (loss)	(821,690)	(566,310)	(10,459)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	41,418,165	(2,839,309)	(1,481,685)
Short-term U.S. government and agency obligations	4,691	4,126	(134)

Net realized gain (loss)	41,422,856	(2,835,183)	(1,481,819)

Change in net unrealized appreciation/depreciation on
Futures contracts	160,411	(2,991,440)	(825,510)
Short-term U.S. government and agency obligations	2,133	783	—

Change in net unrealized appreciation/depreciation	162,544	(2,990,657)	(825,510)

Net realized and unrealized gain (loss)	41,585,400	(5,825,840)	(2,307,329)

Net income (loss)	$40,763,710	$(6,392,150)	$(2,317,788)

Net income (loss) per weighted-average share (Note 1)	$20.11	$(5.88)	$(100.96)

Weighted-average shares outstanding (Note 1)	2,027,064	1,088,025	22,957

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Shareholders’ equity, beginning of period	$73,019,370	$4,079,349	$—

Addition of 5,400,000, 2,930,000 and 40,002 shares, respectively (Note 1)	182,988,911	133,210,470	6,397,137
Redemption of 5,650,000, 1,100,061 and 0 shares, respectively (Note 1)	(233,856,212)	(57,878,299)	—

Net addition (redemption) of (250,000), 1,829,939 and 40,002 shares, respectively (Note 1)	(50,867,301)	75,332,171	6,397,137

Net investment income (loss)	(821,690)	(566,310)	(10,459)
Net realized gain (loss)	41,422,856	(2,835,183)	(1,481,819)
Change in net unrealized appreciation/depreciation	162,544	(2,990,657)	(825,510)

Net income (loss)	40,763,710	(6,392,150)	(2,317,788)

Shareholders’ equity, end of period	$62,915,779	$73,019,370	$4,079,349

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Cash flow from operating activities
Net income (loss)	$40,763,710	$(6,392,150)	$(2,317,788)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	3,661,890	(9,538,681)	(725,409)
Net sale (purchase) of short-term U.S. government and agency obligations	5,394,346	(64,312,441)	—
Change in unrealized appreciation/depreciation on investments	(2,133)	(783)	—
Change in offering cost	—	20,150	(20,150)
Increase (Decrease) in management fee payable	29,802	50,471	1,454
Increase (Decrease) in payable on futures contracts	736,749	4,891,783	—
Increase (Decrease) in payable for offering costs	—	(26,624)	26,624

Net cash provided by (used in) operating activities	50,584,364	(75,308,275)	(3,035,269)

Cash flow from financing activities
Proceeds from addition of shares	182,988,911	133,210,470	6,397,137
Payment on shares redeemed	(233,856,212)	(57,878,299)	—

Net cash provided by (used in) financing activities	(50,867,301)	75,332,171	6,397,137

Net increase (decrease) in cash	(282,937)	23,896	3,361,868
Cash, beginning of period	3,385,764	3,361,868	—

Cash, end of period	$3,102,827	$3,385,764	$3,361,868

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$142,566	$342,345
Segregated cash balances with brokers for futures contracts	15,950	14,850
Short-term U.S. government and agency obligations (Note 3) (cost $140,884,104 and $350,608,755, respectively)	140,880,950	350,624,904
Receivable on open futures contracts	—	3,980

Total assets	141,039,466	350,986,079

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	2,097,225	—
Payable on open futures contracts	300	—
Management fee payable	111,562	279,269
Unrealized depreciation on forward agreements	6,812,974	15,652,058

Total liabilities	9,022,061	15,931,327

Shareholders’ equity
Shareholders’ equity	132,017,405	335,054,752

Total liabilities and shareholders’ equity	$141,039,466	$350,986,079

Shares outstanding	3,200,014	4,000,014

Net asset value per share	$41.26	$83.76

Market value per share (Note 2)	$41.26	$85.34

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(107% of shareholders’ equity)
U.S. Treasury Bills:
0.017% due 02/06/14†	$39,093,000	$39,092,430
0.051% due 03/06/14†	23,937,000	23,934,906
0.011% due 03/20/14†	51,752,000	51,745,359
0.080% due 04/17/14†	10,244,000	10,242,954
0.070% due 05/22/14†	15,423,000	15,419,401
0.086% due 06/12/14	446,000	445,900

Total short-term U.S. government and agency obligations (cost $140,884,104)		$140,880,950

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires February 2014	2	$240,460	$(14,560)

Forward Agreements^

	Rate Received (Paid)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	(0.30)%	01/06/14	$108,500	$130,688,250	$(3,543,937)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	(0.45)	01/06/14	44,820	53,985,690	(1,327,335)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	(0.50)	01/06/14	28,100	33,846,450	(785,038)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	(0.40)	01/06/14	37,600	45,289,200	(1,156,664)

					$(6,812,974)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $15,950 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(105% of shareholders’ equity)
U.S. Treasury Bills:
0.096% due 01/03/13	$146,333,000	$146,332,918
0.087% due 01/10/13†	45,695,000	45,694,696
0.106% due 02/14/13†	153,832,000	153,826,489
0.090% due 02/21/13†	4,771,000	4,770,801

Total short-term U.S. government and agency obligations (cost $350,608,755)		$350,624,904

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires February 2013	2	$335,160	$(15,240)

Forward Agreements^

	Rate Received (Paid)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	(0.30)%	01/07/13	$120,800	$200,241,704	$(4,622,873)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	(0.75)	01/07/13	91,420	151,540,535	(3,678,367)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	(0.50)	01/07/13	98,400	163,110,792	(3,715,989)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	(0.75)	01/07/13	93,400	154,822,642	(3,634,829)

					$(15,652,058)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $14,850 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Investment Income
Interest	$130,437	$242,432	$146,143

Expenses
Management fee	2,055,613	3,411,655	3,118,702
Brokerage commissions	39	42	2,927

Total expenses	2,055,652	3,411,697	3,121,629

Net investment income (loss)	(1,925,215)	(3,169,265)	(2,975,486)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(97,160)	(7,480)	1,874,338
Forward agreements	(165,535,626)	(33,585,416)	98,213,726
Short-term U.S. government and agency obligations	7,780	3,264	2,234

Net realized gain (loss)	(165,625,006)	(33,589,632)	100,090,298

Change in net unrealized appreciation/depreciation on
Futures contracts	680	26,420	(347,640)
Forward agreements	8,839,084	65,184,222	(89,560,867)
Short-term U.S. government and agency obligations	(19,303)	20,736	(12,664)

Change in net unrealized appreciation/depreciation	8,820,461	65,231,378	(89,921,171)

Net realized and unrealized gain (loss)	(156,804,545)	31,641,746	10,169,127

Net income (loss)	$(158,729,760)	$28,472,481	$7,193,641

Net income (loss) per weighted-average share	$(44.55)	$6.90	$1.87

Weighted-average shares outstanding	3,562,617	4,126,517	3,852,480

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Shareholders’ equity, beginning of period	$335,054,752	$326,399,360	$259,562,075

Addition of 550,000, 500,000 and 1,350,000 shares, respectively	30,696,013	49,880,610	128,281,626
Redemption of 1,350,000, 800,000 and 800,000 shares, respectively	(75,003,600)	(69,697,699)	(68,637,982)

Net addition (redemption) of (800,000), (300,000) and 550,000 shares, respectively	(44,307,587)	(19,817,089)	59,643,644

Net investment income (loss)	(1,925,215)	(3,169,265)	(2,975,486)
Net realized gain (loss)	(165,625,006)	(33,589,632)	100,090,298
Change in net unrealized appreciation/depreciation	8,820,461	65,231,378	(89,921,171)

Net income (loss)	(158,729,760)	28,472,481	7,193,641

Shareholders’ equity, end of period	$132,017,405	$335,054,752	$326,399,360

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$(158,729,760)	$28,472,481	$7,193,641
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(1,100)	8,100	444,825
Net sale (purchase) of short-term U.S. government and agency obligations	209,724,651	48,713,572	(150,079,747)
Change in unrealized appreciation/depreciation on investments	(8,819,781)	(65,204,958)	89,573,531
Decrease (Increase) in receivable on futures contracts	3,980	(3,440)	60,290
Increase (Decrease) in management fee payable	(167,707)	(23,851)	98,922
Increase (Decrease) in payable on futures contracts	300	—	—

Net cash provided by (used in) operating activities	42,010,583	11,961,904	(52,708,538)

Cash flow from financing activities
Proceeds from addition of shares	30,696,013	57,677,607	120,484,629
Payment on shares redeemed	(72,906,375)	(69,697,699)	(68,637,982)

Net cash provided by (used in) financing activities	(42,210,362)	(12,020,092)	51,846,647

Net increase (decrease) in cash	(199,779)	(58,188)	(861,891)
Cash, beginning of period	342,345	400,533	1,262,424

Cash, end of period	$142,566	$342,345	$400,533

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$463,001	$890,051
Segregated cash balances with brokers for futures contracts	22,000	24,200
Short-term U.S. government and agency obligations (Note 3) (cost $467,849,038 and $891,006,493, respectively)	467,868,976	891,057,386
Receivable from capital shares sold	—	2,148,957
Receivable on open futures contracts	—	2,520

Total assets	468,353,977	894,123,114

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	2,450	—
Management fee payable	379,128	657,008
Unrealized depreciation on forward agreements	2,492,880	145,740,706

Total liabilities	2,874,458	146,397,714

Shareholders’ equity
Shareholders’ equity	465,479,519	747,725,400

Total liabilities and shareholders’ equity	$468,353,977	$894,123,114

Shares outstanding (Note 9)	7,350,007	4,350,007

Net asset value per share (Note 9)	$63.33	$171.89

Market value per share (Note 9) (Note 2)	$63.04	$176.40

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(101% of shareholders’ equity)
U.S. Treasury Bills:
0.010% due 02/06/14†	$246,229,000	$246,225,410
0.047% due 03/06/14†	26,139,000	26,136,713
0.042% due 03/20/14†	1,793,000	1,792,770
0.070% due 04/03/14	14,766,000	14,763,387
0.066% due 04/10/14†	7,392,000	7,391,094
0.080% due 04/17/14†	137,765,000	137,750,937
0.093% due 04/24/14†	2,451,000	2,450,542
0.093% due 05/01/14	2,934,000	2,933,515
0.088% due 05/08/14†	5,908,000	5,906,863
0.069% due 05/22/14†	22,523,000	22,517,745

Total short-term U.S. government and agency obligations (cost $467,849,038)		$467,868,976

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2014	2	$193,700	$(14,200)

Forward Agreements^

	Rate Received (Paid)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	(0.30)%	01/06/14	$25,659,000	$500,401,818	$(350,663)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(0.45)	01/06/14	8,597,800	167,674,296	(1,345,433)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	(0.50)	01/06/14	4,952,000	96,573,904	(28,581)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(0.45)	01/06/14	8,516,000	166,079,032	(768,203)

					$(2,492,880)

†	All or partial amount pledged as collateral for forward agreements.

††	Cash collateral in the amount of $22,000 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.

^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(119% of shareholders’ equity)
U.S. Treasury Bills:
0.088% due 01/10/13†	$264,070,000	$264,068,244
0.103% due 02/07/13	16,680,000	16,679,501
0.105% due 02/14/13†	293,246,000	293,235,493
0.085% due 02/21/13†	262,191,000	262,180,074
0.064% due 04/25/13†	54,907,000	54,894,074

Total short-term U.S. government and agency obligations (cost $891,006,493)		$891,057,386

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2013	2	$302,270	$(40,020)

Forward Agreements^

	Rate Received (Paid)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	(0.30)%	01/07/13	$17,405,000	$521,352,073	$(44,873,116)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(0.90)	01/07/13	10,625,800	318,290,526	(34,491,042)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	(0.50)	01/07/13	11,932,000	357,417,094	(34,802,217)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(0.95)	01/07/13	9,948,000	297,987,366	(31,574,331)

					$(145,740,706)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $24,200 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Investment Income
Interest	$348,317	$520,233	$423,786

Expenses
Management fee	5,628,988	7,438,345	8,372,487
Brokerage commissions	36	45	7,511

Total expenses	5,629,024	7,438,390	8,379,998

Net investment income (loss)	(5,280,707)	(6,918,157)	(7,956,212)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(137,594)	(6,160)	4,093,993
Forward agreements	(701,395,135)	(66,420,332)	(213,571,085)
Short-term U.S. government and agency obligations	14,261	5,369	46,248

Net realized gain (loss)	(701,518,468)	(66,421,123)	(209,430,844)

Change in net unrealized appreciation/depreciation on
Futures contracts	25,820	20,830	(3,117,070)
Forward agreements	143,247,826	33,586,067	(225,518,341)
Short-term U.S. government and agency obligations	(30,955)	61,788	(28,154)

Change in net unrealized appreciation/depreciation	143,242,691	33,668,685	(228,663,565)

Net realized and unrealized gain (loss)	(558,275,777)	(32,752,438)	(438,094,409)

Net income (loss)	$(563,556,484)	$(39,670,595)	$(446,050,621)

Net income (loss) per weighted-average share (Note 1) (Note 9)	$(93.80)	$(9.91)	$(173.02)

Weighted-average shares outstanding (Note 1) (Note 9)	6,008,363	4,001,407	2,578,021

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Shareholders’ equity, beginning of period	$747,725,400	$606,824,420	$547,003,919

Addition of 4,112,500, 2,262,500 and 3,912,500 shares, respectively (Note 1) (Note 9)	383,200,214	463,625,109	1,259,593,245
Redemption of 1,112,500, 1,425,000 and 2,150,000 shares, respectively (Note 1) (Note 9)	(101,889,611)	(283,053,534)	(753,722,123)

Net addition (redemption) of 3,000,000, 837,500 and 1,762,500 shares, respectively (Note 1) (Note 9)	281,310,603	180,571,575	505,871,122

Net investment income (loss)	(5,280,707)	(6,918,157)	(7,956,212)
Net realized gain (loss)	(701,518,468)	(66,421,123)	(209,430,844)
Change in net unrealized appreciation/depreciation	143,242,691	33,668,685	(228,663,565)

Net income (loss)	(563,556,484)	(39,670,595)	(446,050,621)

Shareholders’ equity, end of period	$465,479,519	$747,725,400	$606,824,420

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$(563,556,484)	$(39,670,595)	$(446,050,621)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,200	25,750	2,345,963
Net sale (purchase) of short-term U.S. government and agency obligations	423,157,455	(119,069,929)	(276,038,294)
Change in unrealized appreciation/depreciation on investments	(143,216,871)	(33,647,855)	225,546,495
Decrease (Increase) in receivable on futures contracts	2,520	3,480	385,421
Increase (Decrease) in management fee payable	(277,880)	87,573	173,891
Increase (Decrease) in payable on futures contracts	2,450	—	—

Net cash provided by (used in) operating activities	(283,886,610)	(192,271,576)	(493,637,145)

Cash flow from financing activities
Proceeds from addition of shares	385,349,171	475,442,719	1,245,626,678
Payment on shares redeemed	(101,889,611)	(283,053,534)	(753,722,123)

Net cash provided by (used in) financing activities	283,459,560	192,389,185	491,904,555

Net increase (decrease) in cash	(427,050)	117,609	(1,732,590)
Cash, beginning of period	890,051	772,442	2,505,032

Cash, end of period	$463,001	$890,051	$772,442

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$314,796	$426,634
Segregated cash balances with brokers for futures contracts	128,865	158,400
Short-term U.S. government and agency obligations (Note 3) (cost $2,716,026 and $3,570,687, respectively)	2,716,439	3,570,894
Receivable on open futures contracts	10,650	12,000
Offering costs (Note 5)	—	22,128
Limitation by Sponsor	—	1,012

Total assets	3,170,750	4,191,068

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,585	—
Payable for offering costs	—	41,000

Total liabilities	2,585	41,000

Shareholders’ equity
Shareholders’ equity	3,168,165	4,150,068

Total liabilities and shareholders’ equity	$3,170,750	$4,191,068

Shares outstanding	100,005	100,005

Net asset value per share	$31.68	$41.50

Market value per share (Note 2)	$31.61	$41.45

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills:
0.016% due 02/06/14	$78,000	$77,999
0.053% due 02/27/14	105,000	104,996
0.065% due 04/17/14	86,000	85,991
0.086% due 06/12/14	2,448,000	2,447,453

Total short-term U.S. government and agency obligations (cost $2,716,026)		$2,716,439

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires March 2014	71	$6,306,220	$(118,220)

††	Cash collateral in the amount of $128,865 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.

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

PROSHARES ULTRA AUSTRALIAN DOLLAR*

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013 AND FOR THE PERIOD FROM JULY 17, 2012 (COMMENCEMENT OF INVESTMENT OPERATIONS) THROUGH DECEMBER 31, 2012

	Year ended December 31, 2013	July 17, 2012 (Commencement of Investment Operations) through December 31, 2012
Investment Income
Interest	$1,570	$1,493

Expenses
Management fee	14,696	—
Brokerage commissions	1,545	932
Offering costs	47,870	18,871
Limitation by Sponsor	(27,636)	(1,012)

Total expenses	36,475	18,791

Net investment income (loss)	(34,905)	(17,298)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(928,022)	265,990
Short-term U.S. government and agency obligations	8	(1)

Net realized gain (loss)	(928,014)	265,989

Change in net unrealized appreciation/depreciation on
Futures contracts	(19,190)	(99,030)
Short-term U.S. government and agency obligations	206	207

Change in net unrealized appreciation/depreciation	(18,984)	(98,823)

Net realized and unrealized gain (loss)	(946,998)	167,166

Net income (loss)	$(981,903)	$149,868

Net income (loss) per weighted-average share	$(9.82)	$1.51

Weighted-average shares outstanding	100,005	99,410

*	Since the Fund commenced investment operations on July 17, 2012, the Statement of Operations for the year ended December 31, 2011 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR*

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2013 AND FOR THE PERIOD FROM JULY 17, 2012 (COMMENCEMENT OF INVESTMENT OPERATIONS) THROUGH DECEMBER 31, 2012

	Year ended December 31, 2013	July 17, 2012 (Commencement of Investment Operations) through December 31, 2012
Shareholders’ equity, beginning of period	$4,150,068	$200

Addition of 0 and 100,000 shares, respectively	—	4,000,000

Net investment income (loss)	(34,905)	(17,298)
Net realized gain (loss)	(928,014)	265,989
Change in net unrealized appreciation/depreciation	(18,984)	(98,823)

Net income (loss)	(981,903)	149,868

Shareholders’ equity, end of period	$3,168,165	$4,150,068

*	Since the Fund commenced investment operations on July 17, 2012, the only activity for the year ended December 31, 2011 was the initial seeding of the Fund, as such the Statement of Changes in Shareholders’ Equity for the year ended December 31, 2011 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR*

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013 AND FOR THE PERIOD FROM JULY 17, 2012 (COMMENCEMENT OF INVESTMENT OPERATIONS) THROUGH DECEMBER 31, 2012

	Year ended December 31, 2013	July 17, 2012 (Commencement of Investment Operations) through December 31, 2012
Cash flow from operating activities
Net income (loss)	$(981,903)	$149,868
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	29,535	(158,400)
Net sale (purchase) of short-term U.S. government and agency obligations	854,661	(3,570,687)
Change in unrealized appreciation/depreciation on investments	(206)	(207)
Decrease (Increase) in receivable on futures contracts	1,350	(12,000)
Decrease (Increase) in Limitation by Sponsor	1,012	(1,012)
Change in offering cost	22,128	18,872
Increase (Decrease) in management fee payable	2,585	—
Increase (Decrease) in payable for offering costs	(41,000)	—

Net cash provided by (used in) operating activities	(111,838)	(3,573,566)

Cash flow from financing activities
Proceeds from addition of shares	—	4,000,000
Net cash provided by (used in) financing activities	—	4,000,000

Net increase (decrease) in cash	(111,838)	426,434
Cash, beginning of period	426,634	200

Cash, end of period	$314,796	$426,634

*	Since the Fund commenced investment operations on July 17, 2012, the only activity for the year ended December 31, 2011 was the initial seeding of the Fund, as such the Statement of Cash Flows for the year ended December 31, 2011 has not been provided.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$49,723	$240,086
Short-term U.S. government and agency obligations (Note 3) (cost $2,455,715 and $4,546,872, respectively)	2,455,863	4,546,944
Unrealized appreciation on foreign currency forward contracts	120,908	89,473

Total assets	2,626,494	4,876,503

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,721	3,873
Unrealized depreciation on foreign currency forward contracts	19,946	2,314

Total liabilities	22,667	6,187

Shareholders’ equity
Shareholders’ equity	2,603,827	4,870,316

Total liabilities and shareholders’ equity	$2,626,494	$4,876,503

Shares outstanding	100,014	200,014

Net asset value per share	$26.03	$24.35

Market value per share (Note 2)	$25.98	$24.32

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(94% of shareholders’ equity)
U.S. Treasury Bills:
0.011% due 02/06/14†	$431,000	$430,994
0.100% due 02/13/14	1,236,000	1,235,985
0.053% due 02/27/14	115,000	114,995
0.021% due 03/06/14†	208,000	207,982
0.040% due 03/20/14	151,000	150,981
0.076% due 06/05/14	315,000	314,926

Total short-term U.S. government and agency obligations (cost $2,455,715)		$2,455,863

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/10/14	2,652,025	$3,648,635	$56,991
Euro with UBS AG	01/10/14	3,078,100	4,234,826	63,917

				$120,908

Contracts to Sell
Euro with Goldman Sachs International	01/10/14	(1,918,800)	$(2,639,870)	$(19,770)
Euro with UBS AG	01/10/14	(26,300)	(36,184)	(176)

				$(19,946)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

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

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Investment Income
Interest	$1,901	$3,690	$4,536

Expenses
Management fee	36,925	63,816	79,638

Total expenses	36,925	63,816	79,638

Net investment income (loss)	(35,024)	(60,126)	(75,102)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	210,150	(398,504)	354,369
Short-term U.S. government and agency obligations	55	78	36

Net realized gain (loss)	210,205	(398,426)	354,405

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	13,803	605,371	(866,391)
Short-term U.S. government and agency obligations	76	334	(509)

Change in net unrealized appreciation/depreciation	13,879	605,705	(866,900)

Net realized and unrealized gain (loss)	224,084	207,279	(512,495)

Net income (loss)	$189,060	$147,153	$(587,597)

Net income (loss) per weighted-average share	$1.19	$0.52	$(1.95)

Weighted-average shares outstanding	159,192	285,533	300,973

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Shareholders’ equity, beginning of period	$4,870,316	$9,554,748	$7,729,684

Addition of 50,000, 50,000 and 100,000 shares, respectively	1,261,329	1,209,580	2,412,661
Redemption of 150,000, 250,000 and 0 shares, respectively	(3,716,878)	(6,041,165)	—

Net addition (redemption) of (100,000), (200,000) and 100,000 shares, respectively	(2,455,549)	(4,831,585)	2,412,661

Net investment income (loss)	(35,024)	(60,126)	(75,102)
Net realized gain (loss)	210,205	(398,426)	354,405
Change in net unrealized appreciation/depreciation	13,879	605,705	(866,900)

Net income (loss)	189,060	147,153	(587,597)

Shareholders’ equity, end of period	$2,603,827	$4,870,316	$9,554,748

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$189,060	$147,153	$(587,597)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	2,091,157	5,522,097	(2,695,059)
Change in unrealized appreciation/depreciation on investments	(13,879)	(605,705)	866,900
Increase (Decrease) in management fee payable	(1,152)	(2,343)	117

Net cash provided by (used in) operating activities	2,265,186	5,061,202	(2,415,639)

Cash flow from financing activities
Proceeds from addition of shares	1,261,329	1,209,580	2,412,661
Payment on shares redeemed	(3,716,878)	(6,041,165)	—

Net cash provided by (used in) financing activities	(2,455,549)	(4,831,585)	2,412,661

Net increase (decrease) in cash	(190,363)	229,617	(2,978)
Cash, beginning of period	240,086	10,469	13,447

Cash, end of period	$49,723	$240,086	$10,469

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$28,116	$138,033
Short-term U.S. government and agency obligations (Note 3) (cost $2,928,242 and $4,587,701, respectively)	2,928,556	4,587,918
Unrealized appreciation on foreign currency forward contracts	4,052	13,523

Total assets	2,960,724	4,739,474

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,337	3,660
Unrealized depreciation on foreign currency forward contracts	163,361	507,819

Total liabilities	165,698	511,479

Shareholders’ equity
Shareholders’ equity	2,795,026	4,227,995

Total liabilities and shareholders’ equity	$2,960,724	$4,739,474

Shares outstanding	150,014	150,014

Net asset value per share	$18.63	$28.18

Market value per share (Note 2)	$18.61	$28.28

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(105% of shareholders’ equity)
U.S. Treasury Bills:
0.031% due 02/06/14†	$813,000	$812,988
0.053% due 02/27/14	117,000	116,996
0.021% due 03/06/14†	144,000	143,987
0.086% due 06/12/14	1,855,000	1,854,585

Total short-term U.S. government and agency obligations (cost $2,928,242)		$2,928,556

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	01/10/14	296,968,900	$2,820,656	$(78,309)
Yen with UBS AG	01/10/14	321,381,200	3,052,527	(85,052)

				$(163,361)

Contracts to Sell
Yen with Goldman Sachs International	01/10/14	(11,926,300)	$(113,278)	$2,462
Yen with UBS AG	01/10/14	(17,263,400)	(163,970)	1,590

				$4,052

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

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

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Investment Income
Interest	$1,795	$3,524	$1,871

Expenses
Management fee	33,569	47,964	41,443

Total expenses	33,569	47,964	41,443

Net investment income (loss)	(31,774)	(44,440)	(39,572)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,879,169)	(601,937)	564,813
Short-term U.S. government and agency obligations	68	27	19

Net realized gain (loss)	(1,879,101)	(601,910)	564,832

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	334,987	(597,023)	(180,776)
Short-term U.S. government and agency obligations	97	293	(207)

Change in net unrealized appreciation/depreciation	335,084	(596,730)	(180,983)

Net realized and unrealized gain (loss)	(1,544,017)	(1,198,640)	383,849

Net income (loss)	$(1,575,791)	$(1,243,080)	$344,277

Net income (loss) per weighted-average share	$(9.90)	$(8.29)	$2.75

Weighted-average shares outstanding	159,192	150,014	125,219

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Shareholders’ equity, beginning of period	$4,227,995	$5,471,075	$5,024,240

Addition of 50,000, 0 and 50,000 shares, respectively	1,323,474	—	1,696,147
Redemption of 50,000, 0 and 50,000 shares, respectively	(1,180,652)	—	(1,593,589)

Net addition (redemption) of 0, 0 and 0 shares, respectively	142,822	—	102,558

Net investment income (loss)	(31,774)	(44,440)	(39,572)
Net realized gain (loss)	(1,879,101)	(601,910)	564,832
Change in net unrealized appreciation/depreciation	335,084	(596,730)	(180,983)

Net income (loss)	(1,575,791)	(1,243,080)	344,277

Shareholders’ equity, end of period	$2,795,026	$4,227,995	$5,471,075

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$(1,575,791)	$(1,243,080)	$344,277
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	1,659,459	779,250	(633,379)
Change in unrealized appreciation/depreciation on investments	(335,084)	596,730	180,983
Increase (Decrease) in management fee payable	(1,323)	(665)	722

Net cash provided by (used in) operating activities	(252,739)	132,235	(107,397)

Cash flow from financing activities
Proceeds from addition of shares	1,323,474	—	1,696,147
Payment on shares redeemed	(1,180,652)	—	(1,593,589)

Net cash provided by (used in) financing activities	142,822	—	102,558

Net increase (decrease) in cash	(109,917)	132,235	(4,839)
Cash, beginning of period	138,033	5,798	10,637

Cash, end of period	$28,116	$138,033	$5,798

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$4,333,752	$2,989,958
Segregated cash balances with brokers for futures contracts	64,020,350	34,109,998
Short-term U.S. government and agency obligations (Note 3) (cost $207,628,319 and $144,057,296, respectively)	207,636,383	144,060,921
Receivable from capital shares sold	—	2,518,068
Receivable on open futures contracts	3,179,017	—

Total assets	279,169,502	183,678,945

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	8,562,195	14,374,851
Payable on open futures contracts	—	31,540,181
Management fee payable	208,753	106,449

Total liabilities	8,770,948	46,021,481

Shareholders’ equity
Shareholders’ equity	270,398,554	137,657,464

Total liabilities and shareholders’ equity	$279,169,502	$183,678,945

Shares outstanding (Note 1)	9,474,812	1,640,001

Net asset value per share (Note 1)	$28.54	$83.94

Market value per share (Note 1) (Note 2)	$28.53	$85.05

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(77% of shareholders’ equity)
U.S. Treasury Bills:
0.017% due 02/06/14	$2,615,000	$2,614,962
0.053% due 02/27/14	2,692,000	2,691,895
0.017% due 03/06/14	6,069,000	6,068,469
0.059% due 03/13/14	12,085,000	12,084,060
0.023% due 03/20/14	15,212,000	15,210,048
0.059% due 04/03/14	44,723,000	44,715,087
0.067% due 04/10/14	10,572,000	10,570,705
0.065% due 04/17/14	13,137,000	13,135,659
0.082% due 04/24/14	4,895,000	4,894,086
0.086% due 05/01/14	46,609,000	46,601,297
0.087% due 05/08/14	20,030,000	20,026,144
0.078% due 05/22/14	14,365,000	14,361,648
0.064% due 06/19/14	9,631,000	9,627,404
0.078% due 06/26/14	5,037,000	5,034,919

Total short-term U.S. government and agency obligations (cost $207,628,319)		$207,636,383

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2014	11,195	$156,170,250	$(14,731,214)
VIX Futures - CBOE, expires February 2014	7,748	114,283,000	(1,921,472)

			$(16,652,686)

††	Cash collateral in the amount of $64,020,350 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.

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

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Investment Income
Interest	$77,010	$77,462	$12,243

Expenses
Management fee	1,661,129	1,129,484	96,904
Offering costs	—	1,090	197,908

Total expenses	1,661,129	1,130,574	294,812

Net investment income (loss)	(1,584,119)	(1,053,112)	(282,569)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(144,618,136)	(160,953,587)	3,732,227
Short-term U.S. government and agency obligations	(6,516)	5,730	2,218

Net realized gain (loss)	(144,624,652)	(160,947,857)	3,734,445

Change in net unrealized appreciation/depreciation on
Futures contracts	(16,431,267)	1,354,551	(1,575,970)
Short-term U.S. government and agency obligations	4,439	4,586	(961)

Change in net unrealized appreciation/depreciation	(16,426,828)	1,359,137	(1,576,931)

Net realized and unrealized gain (loss)	(161,051,480)	(159,588,720)	2,157,514

Net income (loss)	$(162,635,599)	$(160,641,832)	$1,874,945

Net income (loss) per weighted-average share (Note 1)	$(36.12)	$(156.90)	$17.22

Weighted-average shares outstanding (Note 1)	4,503,256	1,023,881	108,855

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Shareholders’ equity, beginning of period	$137,657,464	$30,549,903	$400

Addition of 16,095,000, 5,585,000 and 945,000 shares, respectively (Note 1)	688,146,488	801,055,108	297,178,431
Redemption of 8,260,189, 4,025,000 and 865,000 shares, respectively (Note 1)	(392,769,799)	(533,305,715)	(268,503,873)

Net addition (redemption) of 7,834,811, 1,560,000 and 80,000 shares, respectively (Note 1)	295,376,689	267,749,393	28,674,558

Net investment income (loss)	(1,584,119)	(1,053,112)	(282,569)
Net realized gain (loss)	(144,624,652)	(160,947,857)	3,734,445
Change in net unrealized appreciation/depreciation	(16,426,828)	1,359,137	(1,576,931)

Net income (loss)	(162,635,599)	(160,641,832)	1,874,945

Shareholders’ equity, end of period	$270,398,554	$137,657,464	$30,549,903

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$(162,635,599)	$(160,641,832)	$1,874,945
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(29,910,352)	(34,109,998)	—
Net sale (purchase) of short-term U.S. government and agency obligations	(63,571,023)	(116,698,511)	(27,358,785)
Change in unrealized appreciation/depreciation on investments	(4,439)	(4,586)	961
Decrease (Increase) in receivable on futures contracts	(3,179,017)	742,451	(742,451)
Change in offering cost	—	1,090	197,908
Increase (Decrease) in management fee payable	102,304	82,174	24,275
Increase (Decrease) in payable on futures contracts	(31,540,181)	31,540,181	—
Increase (Decrease) in payable for offering costs	—	—	(198,998)

Net cash provided by (used in) operating activities	(290,738,307)	(279,089,031)	(26,202,145)

Cash flow from financing activities
Proceeds from addition of shares	690,664,556	800,446,503	295,268,968
Payment on shares redeemed	(398,582,455)	(518,930,864)	(268,503,873)

Net cash provided by (used in) financing activities	292,082,101	281,515,639	26,765,095

Net increase (decrease) in cash	1,343,794	2,426,608	562,950
Cash, beginning of period	2,989,958	563,350	400

Cash, end of period	$4,333,752	$2,989,958	$563,350

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$1,906,397	$2,063,715
Segregated cash balances with brokers for futures contracts	8,454,390	7,830,000
Short-term U.S. government and agency obligations (Note 3) (cost $46,039,268 and $79,927,870, respectively)	46,040,233	79,930,866
Receivable on open futures contracts	100,734	—

Total assets	56,501,754	89,824,581

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	5,321,983	50,571,549
Payable on open futures contracts	—	1,890,675
Management fee payable	45,448	59,365

Total liabilities	5,367,431	52,521,589

Shareholders’ equity
Shareholders’ equity	51,134,323	37,302,992

Total liabilities and shareholders’ equity	$56,501,754	$89,824,581

Shares outstanding	2,650,005	1,075,005

Net asset value per share	$19.30	$34.70

Market value per share (Note 2)	$19.29	$34.22

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(90% of shareholders’ equity)
U.S. Treasury Bills:
0.011% due 02/06/14	$19,317,000	$19,316,718
0.051% due 03/06/14	2,946,000	2,945,742
0.056% due 03/13/14	2,264,000	2,263,824
0.046% due 03/20/14	3,121,000	3,120,599
0.071% due 04/10/14	3,040,000	3,039,628
0.066% due 04/17/14	164,000	163,983
0.083% due 05/01/14	3,432,000	3,431,433
0.086% due 05/08/14	1,000,000	999,808
0.066% due 05/22/14	9,827,000	9,824,707
0.065% due 06/12/14	934,000	933,791

Total short-term U.S. government and agency obligations (cost $46,039,268)		$46,040,233

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2014	594	$9,652,500	$(1,429,410)
VIX Futures - CBOE, expires May 2014	1,005	16,884,000	(2,133,680)
VIX Futures - CBOE, expires June 2014	1,005	17,336,250	(1,205,329)
VIX Futures - CBOE, expires July 2014	411	7,274,700	(128,270)

			$(4,896,689)

††	Cash collateral in the amount of $8,454,390 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.

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

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Investment Income
Interest	$25,811	$49,908	$4,090

Expenses
Management fee	572,377	835,393	—
Offering costs	—	682	123,692
Limitation by Sponsor	—	—	(2,481)

Total expenses	572,377	836,075	121,211

Net investment income (loss)	(546,566)	(786,167)	(117,121)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(28,219,863)	(75,241,919)	(514,060)
Short-term U.S. government and agency obligations	(78)	47	333

Net realized gain (loss)	(28,219,941)	(75,241,872)	(513,727)

Change in net unrealized appreciation/depreciation on
Futures contracts	(3,426,279)	4,642,340	(6,112,750)
Short-term U.S. government and agency obligations	(2,031)	8,950	(5,954)

Change in net unrealized appreciation/depreciation	(3,428,310)	4,651,290	(6,118,704)

Net realized and unrealized gain (loss)	(31,648,251)	(70,590,582)	(6,632,431)

Net income (loss)	$(32,194,817)	$(71,376,749)	$(6,749,552)

Net income (loss) per weighted-average share	$(11.62)	$(36.77)	$(34.29)

Weighted-average shares outstanding	2,770,279	1,941,194	196,828

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Shareholders’ equity, beginning of period	$37,302,992	$90,821,428	$400

Addition of 6,050,000, 2,425,000 and 1,600,000 shares, respectively	151,394,850	127,092,035	123,191,472
Redemption of 4,475,000, 2,575,000 and 375,000 shares, respectively	(105,368,702)	(109,233,722)	(25,620,892)

Net addition (redemption) of 1,575,000, (150,000) and 1,225,000 shares, respectively	46,026,148	17,858,313	97,570,580

Net investment income (loss)	(546,566)	(786,167)	(117,121)
Net realized gain (loss)	(28,219,941)	(75,241,872)	(513,727)
Change in net unrealized appreciation/depreciation	(3,428,310)	4,651,290	(6,118,704)

Net income (loss)	(32,194,817)	(71,376,749)	(6,749,552)

Shareholders’ equity, end of period	$51,134,323	$37,302,992	$90,821,428

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$(32,194,817)	$(71,376,749)	$(6,749,552)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(624,390)	(7,830,000)	—
Net sale (purchase) of short-term U.S. government and agency obligations	33,888,602	9,470,473	(89,398,343)
Change in unrealized appreciation/depreciation on investments	2,031	(8,950)	5,954
Decrease (Increase) in receivable on futures contracts	(100,734)	798,319	(798,319)
Decrease (Increase) in Limitation by Sponsor	—	2,481	(2,481)
Change in offering cost	—	682	123,692
Increase (Decrease) in management fee payable	(13,917)	59,365	—
Increase (Decrease) in payable on futures contracts	(1,890,675)	1,890,675	—
Increase (Decrease) in payable for offering costs	—	—	(124,374)

Net cash provided by (used in) operating activities	(933,900)	(66,993,704)	(96,943,423)

Cash flow from financing activities
Proceeds from addition of shares	151,394,850	127,092,035	123,191,472
Payment on shares redeemed	(150,618,268)	(58,662,173)	(25,620,892)

Net cash provided by (used in) financing activities	776,582	68,429,862	97,570,580

Net increase (decrease) in cash	(157,318)	1,436,158	627,157
Cash, beginning of period	2,063,715	627,557	400

Cash, end of period	$1,906,397	$2,063,715	$627,557

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$2,240,977	$1,790,825
Segregated cash balances with brokers for futures contracts	107,101,750	38,727,007
Short-term U.S. government and agency obligations (Note 3) (cost $109,530,861 and $97,445,279, respectively)	109,533,487	97,440,843
Unrealized appreciation on swap agreements	—	301,351
Receivable from capital shares sold	10,903,664	18,127,289

Total assets	229,779,878	156,387,315

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	35,907,787
Payable on open futures contracts	3,356,803	35,666,735
Management fee payable	189,491	96,661

Total liabilities	3,546,294	71,671,183

Shareholders’ equity
Shareholders’ equity	226,233,584	84,716,132

Total liabilities and shareholders’ equity	$229,779,878	$156,387,315

Shares outstanding (Note 1) (Note 9)	3,372,389	105,202

Net asset value per share (Note 1) (Note 9)	$67.08	$805.27

Market value per share (Note 1) (Note 2) (Note 9)	$67.12	$836.00

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(48% of shareholders’ equity)
U.S. Treasury Bills:
0.100% due 02/13/14	$1,326,000	$1,325,985
0.051% due 03/06/14	4,280,000	4,279,625
0.054% due 03/13/14	7,790,000	7,789,394
0.056% due 04/03/14	18,200,000	18,196,780
0.068% due 04/10/14	5,109,000	5,108,374
0.087% due 04/17/14	6,764,000	6,763,310
0.083% due 04/24/14	9,924,000	9,922,147
0.071% due 05/01/14	5,689,000	5,688,060
0.089% due 05/08/14	4,169,000	4,168,197
0.071% due 05/22/14	23,839,000	23,833,438
0.064% due 06/19/14	11,560,000	11,555,684
0.078% due 06/26/14	10,907,000	10,902,493

Total short-term U.S. government and agency obligations (cost $109,530,861)		$109,533,487

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2014	18,727	$261,241,650	$(21,472,637)
VIX Futures - CBOE, expires February 2014	12,964	191,219,000	(2,537,274)

			$(24,009,911)

††	Cash collateral in the amount of $107,101,750 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

	Principal Amount	Value
Short-term U.S. government and agency obligations
(115% of shareholders’ equity)
U.S. Treasury Bills:
0.086% due 01/10/13	$2,053,000	$2,052,986
0.103% due 02/07/13	485,000	484,986
0.080% due 02/14/13	5,349,000	5,348,808
0.007% due 02/21/13†	21,419,000	21,418,107
0.055% due 04/25/13	68,152,000	68,135,956

Total short-term U.S. government and agency obligations (cost $97,445,279)		$97,440,843

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2013	4,779	$84,588,300	$3,733,522
VIX Futures - CBOE, expires February 2013	3,827	70,799,500	(1,676,460)

			$2,057,062

Swap Agreements^

	Rate Received (Paid)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Societe Generale S.A. based on S&P 500 VIX Short-Term Futures Index	(0.25)%	01/07/13	$13,570,122	$301,351

				$301,351

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $38,727,007 was pledged to cover margin requirements for open futures contracts as of December 31, 2012.
^	The positions and counterparties herein are as of December 31, 2012. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Investment Income
Interest	$70,016	$61,217	$—

Expenses
Management fee	2,555,345	1,579,190	4,264
Brokerage commissions	2,343,432	1,413,912	5,441
Offering costs	—	69,761	7,073

Total expenses	4,898,777	3,062,863	16,778

Net investment income (loss)	(4,828,761)	(3,001,646)	(16,778)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(401,363,569)	(488,564,265)	(3,524,662)
Swap agreements	(4,453,107)	(20,857,599)	—
Short-term U.S. government and agency obligations	18,730	20,334	(91)

Net realized gain (loss)	(405,797,946)	(509,401,530)	(3,524,753)

Change in net unrealized appreciation/depreciation on
Futures contracts	(26,066,973)	2,819,852	(762,790)
Swap agreements	(301,351)	301,351	—
Short-term U.S. government and agency obligations	7,062	(4,436)	—

Change in net unrealized appreciation/depreciation	(26,361,262)	3,116,767	(762,790)

Net realized and unrealized gain (loss)	(432,159,208)	(506,284,763)	(4,287,543)

Net income (loss)	$(436,987,969)	$(509,286,409)	$(4,304,321)

Net income (loss) per weighted-average share (Note 1) (Note 9)	$(271.58)	$(6,520.87)	$(36,477.30)

Weighted-average shares outstanding (Note 1) (Note 9)	1,609,086	78,101	118

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Shareholders’ equity, beginning of period	$84,716,132	$9,881,113	$—

Addition of 9,900,000, 663,438 and 333 shares, respectively (Note 1) (Note 9)	1,958,417,114	1,600,919,494	14,185,434
Redemption of 6,632,813, 558,569 and 0 shares, respectively (Note 1) (Note 9)	(1,379,911,693)	(1,016,798,066)	—

Net addition (redemption) of 3,267,187, 104,869 and 333 shares, respectively (Note 1) (Note 9)	578,505,421	584,121,428	14,185,434

Net investment income (loss)	(4,828,761)	(3,001,646)	(16,778)
Net realized gain (loss)	(405,797,946)	(509,401,530)	(3,524,753)
Change in net unrealized appreciation/depreciation	(26,361,262)	3,116,767	(762,790)

Net income (loss)	(436,987,969)	(509,286,409)	(4,304,321)

Shareholders’ equity, end of period	$226,233,584	$84,716,132	$9,881,113

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Cash flow from operating activities
Net income (loss)	$(436,987,969)	$(509,286,409)	$(4,304,321)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(68,374,743)	(32,423,207)	(6,303,800)
Net sale (purchase) of short-term U.S. government and agency obligations	(12,085,582)	(97,445,279)	—
Change in unrealized appreciation/depreciation on investments	294,289	(296,915)	—
Change in offering cost	—	21,691	(21,691)
Increase (Decrease) in management fee payable	92,830	92,397	4,264
Increase (Decrease) in payable on futures contracts	(32,309,932)	33,813,769	1,852,966
Increase (Decrease) in payable for offering costs	—	(28,764)	28,764

Net cash provided by (used in) operating activities	(549,371,107)	(605,552,717)	(8,743,818)

Cash flow from financing activities
Proceeds from addition of shares	1,965,640,739	1,585,261,789	11,715,850
Payment on shares redeemed	(1,415,819,480)	(980,890,279)	—

Net cash provided by (used in) financing activities	549,821,259	604,371,510	11,715,850

Net increase (decrease) in cash	450,152	(1,181,207)	2,972,032
Cash, beginning of period	1,790,825	2,972,032	—

Cash, end of period	$2,240,977	$1,790,825	$2,972,032

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$2,153,370	$2,236,726
Segregated cash balances with brokers for futures contracts	33,552,650	20,731,497
Short-term U.S. government and agency obligations (Note 3) (cost $105,554,675 and $53,683,800, respectively)	105,559,022	53,686,352
Receivable from capital shares sold	—	13,232,678
Receivable on open futures contracts	603,833	5,524,721

Total assets	141,868,875	95,411,974

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	12,699,384
Management fee payable	117,673	48,957

Total liabilities	117,673	12,748,341

Shareholders’ equity
Shareholders’ equity	141,751,202	82,663,633

Total liabilities and shareholders’ equity	$141,868,875	$95,411,974

Shares outstanding (Note 1) (Note 9)	2,100,040	2,500,040

Net asset value per share (Note 1) (Note 9)	$67.50	$33.06

Market value per share (Note 1) (Note 2) (Note 9)	$67.47	$32.73

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(74% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 02/06/14	$8,766,000	$8,765,872
0.100% due 02/13/14	8,128,000	8,127,905
0.053% due 02/27/14	1,793,000	1,792,930
0.013% due 03/06/14	1,232,000	1,231,892
0.039% due 03/13/14	4,585,000	4,584,644
0.029% due 03/20/14	6,029,000	6,028,226
0.066% due 04/03/14	17,343,000	17,339,931
0.068% due 04/10/14	6,065,000	6,064,257
0.070% due 04/17/14	12,309,000	12,307,744
0.084% due 04/24/14	6,658,000	6,656,757
0.081% due 05/01/14	4,968,000	4,967,179
0.088% due 05/08/14	645,000	644,876
0.061% due 05/22/14	14,609,000	14,605,591
0.065% due 06/12/14	12,444,000	12,441,218

Total short-term U.S. government and agency obligations (cost $105,554,675)		$105,559,022

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2014	5,867	$81,844,650	$7,103,655
VIX Futures - CBOE, expires February 2014	4,061	59,899,750	1,013,300

			$8,116,955

††	Cash collateral in the amount of $33,552,650 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.

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

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Investment Income
Interest	$36,503	$18,261	$1

Expenses
Management fee	845,479	196,650	5,916
Brokerage commissions	519,393	189,549	3,345
Offering costs	—	69,761	7,073

Total expenses	1,364,872	455,960	16,334

Net investment income (loss)	(1,328,369)	(437,699)	(16,333)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	87,175,105	13,203,419	1,355,975
Short-term U.S. government and agency obligations	6,005	2,652	(138)

Net realized gain (loss)	87,181,110	13,206,071	1,355,837

Change in net unrealized appreciation/depreciation on
Futures contracts	9,504,130	(1,477,355)	90,180
Short-term U.S. government and agency obligations	1,795	2,552	—

Change in net unrealized appreciation/depreciation	9,505,925	(1,474,803)	90,180

Net realized and unrealized gain (loss)	96,687,035	11,731,268	1,446,017

Net income (loss)	$95,358,666	$11,293,569	$1,429,684

Net income (loss) per weighted-average share (Note 1) (Note 9)	$53.11	$10.81	$3.06

Weighted-average shares outstanding (Note 1) (Note 9)	1,795,656	1,044,576	467,456

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Shareholders’ equity, beginning of period	$82,663,633	$7,760,424	$—

Addition of 11,500,000, 20,900,000 and 600,040 shares, respectively (Note 1) (Note 9)	529,295,847	536,782,526	6,330,740
Redemption of 11,900,000, 19,000,000 and 0 shares, respectively (Note 1) (Note 9)	(565,566,944)	(473,172,886)	—

Net addition (redemption) of (400,000), 1,900,000 and 600,040 shares, respectively (Note 1) (Note 9)	(36,271,097)	63,609,640	6,330,740

Net investment income (loss)	(1,328,369)	(437,699)	(16,333)
Net realized gain (loss)	87,181,110	13,206,071	1,355,837
Change in net unrealized appreciation/depreciation	9,505,925	(1,474,803)	90,180

Net income (loss)	95,358,666	11,293,569	1,429,684

Shareholders’ equity, end of period	$141,751,202	$82,663,633	$7,760,424

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND THE PERIOD FROM APRIL 5, 2011 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011
Cash flow from operating activities
Net income (loss)	$95,358,666	$11,293,569	$1,429,684
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(12,821,153)	(18,479,139)	(2,252,358)
Net sale (purchase) of short-term U.S. government and agency obligations	(51,870,875)	(53,683,800)	—
Change in unrealized appreciation/depreciation on investments	(1,795)	(2,552)	—
Decrease (Increase) in receivable on futures contracts	4,920,888	(5,524,721)	—
Change in offering cost	—	21,691	(21,691)
Increase (Decrease) in management fee payable	68,716	43,041	5,916
Increase (Decrease) in payable for offering costs	—	(28,764)	28,764

Net cash provided by (used in) operating activities	35,654,447	(66,360,675)	(809,685)

Cash flow from financing activities
Proceeds from addition of shares	542,528,525	523,549,848	6,330,740
Payment on shares redeemed	(578,266,328)	(460,473,502)	—

Net cash provided by (used in) financing activities	(35,737,803)	63,076,346	6,330,740

Net increase (decrease) in cash	(83,356)	(3,284,329)	5,521,055
Cash, beginning of period	2,236,726	5,521,055	—

Cash, end of period	$2,153,370	$2,236,726	$5,521,055

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
Assets
Cash	$23,390,732	$19,959,356
Segregated cash balances with brokers for futures contracts	235,046,530	141,659,913
Short-term U.S. government and agency obligations (Note 3) (cost $2,846,340,077 and $3,335,156,145, respectively)	2,846,465,825	3,335,285,580
Unrealized appreciation on swap agreements	1,972,971	33,783,473
Unrealized appreciation on forward agreements	5,633,053	23,037,541
Unrealized appreciation on foreign currency forward contracts	31,593,879	38,700,860
Receivable from capital shares sold	10,903,664	47,672,102
Receivable on open futures contracts	6,930,575	9,613,025
Offering costs (Note 5)	—	257,927
Limitation by Sponsor	—	5,373

Total assets	3,161,937,229	3,649,975,150

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	37,227,491	148,045,139
Payable on open futures contracts	10,071,461	74,986,160
Management fee payable	2,522,868	2,729,857
Payable for offering costs	—	316,900
Unrealized depreciation on swap agreements	2,360,565	5,913,328
Unrealized depreciation on forward agreements	11,533,711	161,392,764
Unrealized depreciation on foreign currency forward contracts	16,014,049	14,141,394

Total liabilities	79,730,145	407,525,542

Shareholders’ equity
Shareholders’ equity	3,082,207,084	3,242,449,608

Total liabilities and shareholders’ equity	$3,161,937,229	$3,649,975,150

Shares outstanding	79,426,103	74,449,176

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Investment Income
Interest	$1,552,350	$2,215,112	$1,488,418

Expenses
Management fee	30,836,871	32,848,387	30,117,213
Brokerage commissions	3,202,862	1,918,624	188,289
Offering costs	141,251	328,105	348,694
Limitation by Sponsor	(57,127)	(5,373)	(2,481)

Total expenses	34,123,857	35,089,743	30,651,715

Net investment income (loss)	(32,571,507)	(32,874,631)	(29,163,297)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(398,397,208)	(725,476,541)	56,934,780
Swap agreements	55,106,405	(45,027,781)	83,959,005
Forward agreements	(692,584,048)	(138,196,778)	(333,939,804)
Foreign currency forward contracts	114,287,543	73,287,609	(54,519,334)
Short-term U.S. government and agency obligations	79,408	76,646	86,757

Net realized gain (loss)	(921,507,900)	(835,336,845)	(247,478,596)

Change in net unrealized appreciation/depreciation on
Futures contracts	(53,329,004)	22,356,416	(14,502,350)
Swap agreements	(28,257,739)	35,368,727	(10,628,218)
Forward agreements	132,454,565	45,390,749	(225,660,391)
Foreign currency forward contracts	(8,979,636)	(38,091,857)	101,351,372
Short-term U.S. government and agency obligations	(3,687)	198,708	(141,848)

Change in net unrealized appreciation/depreciation	41,884,499	65,222,743	(149,581,435)

Net realized and unrealized gain (loss)	(879,623,401)	(770,114,102)	(397,060,031)

Net income (loss)	$(912,194,908)	$(802,988,733)	$(426,223,328)

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Shareholders’ equity, beginning of period	$3,242,449,608	$3,278,846,852	$2,028,159,279

Addition of 107,695,000, 95,788,453 and 126,593,731 shares, respectively	6,061,413,770	5,711,597,237	6,261,642,221
Redemption of 102,718,073*, 107,217,012** and 81,856,731 shares, respectively	(5,309,461,386)	(4,945,005,748)	(4,584,731,320)

Net addition (redemption) of 4,976,927, (11,428,559) and 44,737,000 shares, respectively	751,952,384	766,591,489	1,676,910,901

Net investment income (loss)	(32,571,507)	(32,874,631)	(29,163,297)
Net realized gain (loss)	(921,507,900)	(835,336,845)	(247,478,596)
Change in net unrealized appreciation/depreciation	41,884,499	65,222,743	(149,581,435)

Net income (loss)	(912,194,908)	(802,988,733)	(426,223,328)

Shareholders’ equity, end of period	$3,082,207,084	$3,242,449,608	$3,278,846,852

*	Amount includes $600 of redemptions related to the termination of offerings of the New Funds.
**	Amount includes $6,600 of redemptions related to de-registration of certain Funds.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year ended December 31, 2013		Year ended December 31, 2012	Year ended December 31, 2011
Cash flow from operating activities
Net income (loss)	$(912,194,908)		$(802,988,733)	$(426,223,328)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(93,386,617)		(107,523,285)	(15,512,027)
Net sale (purchase) of short-term U.S. government and agency obligations	488,816,068		(20,329,180)	(1,278,435,361)
Change in unrealized appreciation/depreciation on investments	(95,213,503)		(42,866,327)	135,079,085
Decrease (Increase) in receivable on futures contracts	2,682,450		(7,365,990)	1,240,366
Increase (Decrease) in Limitation by Sponsor	5,373		(2,892)	(2,481)
Change in offering cost	64,027		1,223,953 *	(1,084,596)
Increase (Decrease) in management fee payable	(206,989)		132,412	964,090
Increase (Decrease) in payable on futures contracts	(64,914,699)		73,133,194	390,599
Increase (Decrease) in payable for offering costs	(123,000)		(1,190,302)*	1,109,918

Net cash provided by (used in) operating activities	(674,471,798)		(907,777,150)	(1,582,473,735)

Cash flow from financing activities
Proceeds from addition of shares	6,098,182,208		5,726,055,194	6,199,512,162
Payment on shares redeemed	(5,420,279,034	)***	(4,817,463,733)**	(4,610,918,074)

Net cash provided by (used in) financing activities	677,903,174		908,591,461	1,588,594,088

Net increase (decrease) in cash	3,431,376		814,311	6,120,353
Cash, beginning of period	19,959,356		19,145,045	13,024,692

Cash, end of period	$23,390,732		$19,959,356	$19,145,045

*	Amount includes $1,079,526 of offering cost related to de-registration of certain Funds.
**	Amount includes $6,600 of redemption related to de-registration of certain Funds.
***	Amount includes $600 of redemptions related to the termination of offerings of the New Funds.

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2013, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

The Trust registered shares for thirty-two additional series: (i) ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (collectively, the “Short Funds”); (ii) ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (collectively, the “New Geared VIX Funds”); (iii) ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy (each, a “Managed Futures Fund” and collectively, the “Managed Futures Funds”); (iv) ProShares Financial Managed Futures Strategy; (v) ProShares UltraPro Australian Dollar, ProShares Short Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares Short Yen and ProShares UltraPro Short Yen; and (vi) ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar and ProShares UltraPro Short U.S. Dollar (collectively, the “Currency Index Funds”). ProShares UltraPro Short Euro and the Managed Futures Funds are collectively referred to as the “New Funds” in these Notes to Financial Statements. The thirty-two additional series were never publicly offered and their registration has subsequently been terminated. Thus, as of December 31, 2013, the only Funds that have registered amounts are the twenty-one series of the Trust that have commenced investment operations.

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

Each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results (before fees and expenses), both over a single day and over time, that match the performance of its corresponding benchmark. Daily performance is measured from the calculation of one NAV to the next.

Each of the Funds generally invests in Financial Instruments (i.e., instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to the commodity futures index, commodity, currency or exchange rate, equity volatility index or applicable commodity or financial futures contracts. Financial Instruments also are used to produce economically “inverse”, “inverse leveraged” or “leveraged” investment results for the Geared Funds.

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the years ended December 31, 2011, 2012 and 2013. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

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

The reverse splits were applied retroactively for all periods presented, reducing the number of Shares outstanding for each of ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF, and resulted in a proportionate increase in the price per Share and per Share information of each such Fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse split.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated December 31, 2013 and 2012, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ final net asset value for creation and redemption of fund shares for the year ended December 31, 2013 were as follows. All times are Eastern Standard Time:

	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	7:00 a.m.	December 31
UltraShort Gold, Ultra Gold	10:00 a.m.	December 30
UltraShort DJ-UBS Crude Oil, Ultra DJ-UBS Crude Oil	2:30 p.m.	December 31
UltraShort DJ-UBS Natural Gas, Ultra DJ-UBS Natural Gas	2:30 p.m.	December 31
UltraShort DJ-UBS Commodity, Ultra DJ-UBS Commodity	3:00 p.m.	December 31
UltraShort Australian Dollar, Ultra Australian Dollar	4:00 p.m.	December 31
Short Euro, UltraShort Euro, Ultra Euro	4:00 p.m.	December 31
UltraShort Yen, Ultra Yen	4:00 p.m.	December 31
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	4:15 p.m.	December 31
VIX Mid-Term Futures ETF	4:15 p.m.	December 31

Although the Leveraged Funds’, the Short Euro Fund’s and the VIX Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2013.

Market value per share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per share is calculated.

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund, the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s and VIX Funds’ final creation/redemption NAV for the year ended December 31, 2013.

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

The following table summarizes the valuation of investments at December 31, 2013 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
UltraShort DJ-UBS Commodity	$3,453,890	$—	$—	$—	$(27,665)	$3,426,225
UltraShort DJ-UBS Crude Oil	247,584,623	(1,232,773)	—	—	(2,332,900)	244,018,950
UltraShort DJ-UBS Natural Gas	18,274,713	1,042,300	—	—	—	19,317,013
UltraShort Gold	148,988,329	14,520	5,633,053	—	—	154,635,902
UltraShort Silver	114,826,066	14,200	(2,227,857)	—	—	112,612,409
Short Euro	7,902,056	(33,231)	—	—	—	7,868,825
UltraShort Australian Dollar	24,198,507	917,605	—	—	—	25,116,112
UltraShort Euro	437,847,159	—	—	(13,748,507)	—	424,098,652
UltraShort Yen	558,597,264	—	—	29,386,684	—	587,983,948
Ultra DJ-UBS Commodity	2,816,688	—	—	—	15,078	2,831,766
Ultra DJ-UBS Crude Oil	137,435,610	626,661	—	—	1,957,893	140,020,164
Ultra DJ-UBS Natural Gas	58,921,011	(3,656,539)	—	—	—	55,264,472
Ultra Gold	140,880,950	(14,560)	(6,812,974)	—	—	134,053,416
Ultra Silver	467,868,976	(14,200)	(2,492,880)	—	—	465,361,896
Ultra Australian Dollar	2,716,439	(118,220)	—	—	—	2,598,219
Ultra Euro	2,455,863	—	—	100,962	—	2,556,825
Ultra Yen	2,928,556	—	—	(159,309)	—	2,769,247
VIX Short-Term Futures ETF	207,636,383	(16,652,686)	—	—	—	190,983,697
VIX Mid-Term Futures ETF	46,040,233	(4,896,689)	—	—	—	41,143,544
Ultra VIX Short-Term Futures ETF	109,533,487	(24,009,911)	—	—	—	85,523,576
Short VIX Short-Term Futures ETF	105,559,022	8,116,955	—	—	—	113,675,977

Total Trust	$2,846,465,825	$(39,896,568)	$(5,900,658)	$15,579,830	$(387,594)	$2,815,860,835

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At December 31, 2013, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2012 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
UltraShort DJ-UBS Commodity	$2,803,904	$—	$—	$—	$148,502	$2,952,406
UltraShort DJ-UBS Crude Oil	87,046,389	(4,029,721)	—	—	(5,607,060)	77,409,608
UltraShort DJ-UBS Natural Gas	10,042,731	409,135	—	—	—	10,451,866
UltraShort Gold	88,575,398	15,240	3,729,856	—	—	92,320,494
UltraShort Silver	86,206,701	40,020	19,307,685	—	—	105,554,406
Short Euro	3,409,904	(55,056)	—	—	—	3,354,848
UltraShort Australian Dollar	3,302,907	85,590	—	—	—	3,388,497
UltraShort Euro	553,430,562	—	—	(13,147,572)	—	540,282,990
UltraShort Yen	362,743,231	—	—	38,114,175	—	400,857,406
Ultra DJ-UBS Commodity	6,240,951	—	—	—	(306,268)	5,934,683
Ultra DJ-UBS Crude Oil	437,662,650	21,960,410	—	—	33,333,620	492,956,680
Ultra DJ-UBS Natural Gas	64,313,224	(3,816,950)	—	—	—	60,496,274
Ultra Gold	350,624,904	(15,240)	(15,652,058)	—	—	334,957,606
Ultra Silver	891,057,386	(40,020)	(145,740,706)	—	—	745,276,660
Ultra Australian Dollar	3,570,894	(99,030)	—	—	—	3,471,864
Ultra Euro	4,546,944	—	—	87,159	—	4,634,103
Ultra Yen	4,587,918	—	—	(494,296)	—	4,093,622
VIX Short-Term Futures ETF	144,060,921	(221,419)	—	—	—	143,839,502
VIX Mid-Term Futures ETF	79,930,866	(1,470,410)	—	—	—	78,460,456
Ultra VIX Short-Term Futures ETF	97,440,843	2,057,062	—	—	301,351	99,799,256
Short VIX Short-Term Futures ETF	53,686,352	(1,387,175)	—	—	—	52,299,177

Total Trust	$3,335,285,580	$13,432,436	$(138,355,223)	$24,559,466	$27,870,145	$3,262,792,404

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

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

Brokerage Commissions and Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed). For the year ended December 31, 2013, the Sponsor paid and is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds.

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

All open derivative positions at period end are reflected on each respective Fund’s Schedule of Investments. Certain Funds utilized a varying level of derivative instruments in conjunction with investment securities in seeking to meet their investment objective during the period. While the volume of open positions may vary on a daily basis as each Fund transacts derivatives contracts in order to achieve the appropriate exposure to meet its investment objective the volume of these open positions relative to the net assets of each respective Fund at the date of this report is generally representative of open positions throughout the reporting period.

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

Upon entering into a futures contract, each Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is affected. The initial margin is segregated as cash balances with brokers for futures contracts, as disclosed in the Statements of Financial Condition, and is restricted as to its use. The Funds that enter into futures contracts maintain collateral at the broker in the form of cash. Pursuant to the futures contract, each Fund generally agrees to receive from or pay to the broker(s) an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by each Fund as unrealized gains or losses. Each Fund will realize a gain or loss upon closing of a futures transaction.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at December 31, 2013 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2013, the collateral posted by counterparties consisted of cash and U.S. Treasury securities.

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

Forward Contracts

Certain of the Funds enter into forward contracts for purposes of pursuing their investment objectives and as a substitute for investing directly in (or shorting) commodities and/or currencies. A forward contract is an agreement between two parties to purchase or sell a specified quantity of an asset at or before a specified date in the future at a specified price. Forward contracts are typically traded in OTC markets and all details of the contract are negotiated between the counterparties to the agreement. Accordingly, the forward contracts are valued by reference to the contracts traded in the OTC markets.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2013, the collateral posted by counterparties consisted of cash and U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of December 31, 2013

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Natural Gas	$1,042,300	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$27,665
		ProShares UltraShort Gold	5,647,573	*		ProShares UltraShort DJ-UBS Crude Oil	3,565,673	*
		ProShares UltraShort Silver	14,200	*		ProShares UltraShort Silver	2,227,857
		ProShares Ultra DJ-UBS Commodity	15,078			ProShares Ultra DJ-UBS Natural Gas	3,656,539	*
		ProShares Ultra DJ-UBS Crude Oil	2,584,554	*		ProShares Ultra Gold	6,827,534	*
						ProShares Ultra Silver	2,507,080	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares UltraShort Australian Dollar	917,605	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Short Euro	33,231	*
		ProShares UltraShort Euro	151,351			ProShares UltraShort Euro	13,899,858
		ProShares UltraShort Yen	31,317,568			ProShares UltraShort Yen	1,930,884
		ProShares Ultra Euro	120,908			ProShares Ultra Australian Dollar	118,220	*
		ProShares Ultra Yen	4,052			ProShares Ultra Euro	19,946
						ProShares Ultra Yen	163,361

VIX Futures Contracts	Receivables on open futures contracts	ProShares Short VIX Short-Term Futures ETF	8,116,955	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	16,652,686	*
						ProShares VIX Mid-Term Futures ETF	4,896,689	*
						ProShares Ultra VIX Short-Term Futures ETF	24,009,911	*

		Total Trust	$49,932,144	*		Total Trust	$80,537,134	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2012

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$148,502		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Crude Oil	$9,636,781	*
		ProShares UltraShort DJ-UBS Natural Gas	409,135	*		ProShares Ultra DJ-UBS Commodity	306,268
		ProShares UltraShort Gold	3,745,096	*		ProShares Ultra DJ-UBS Natural Gas	3,816,950	*
		ProShares UltraShort Silver	19,347,705	*		ProShares Ultra Gold	15,667,298	*
		ProShares Ultra DJ-UBS Crude Oil	55,294,030	*		ProShares Ultra Silver	145,780,726	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares UltraShort Australian Dollar	85,590	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Short Euro	55,056	*
		ProShares UltraShort Euro	251,047			ProShares UltraShort Euro	13,398,619
		ProShares UltraShort Yen	38,346,817			ProShares UltraShort Yen	232,642
		ProShares Ultra Euro	89,473			ProShares Ultra Australian Dollar	99,030	*
		ProShares Ultra Yen	13,523			ProShares Ultra Euro	2,314
						ProShares Ultra Yen	507,819

VIX Futures Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares VIX Short-Term Futures ETF	2,368,824	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares VIX Short-Term Futures ETF	2,590,243	*
		ProShares VIX Mid-Term Futures ETF	233,160	*		ProShares VIX Mid-Term Futures ETF	1,703,570	*
		ProShares Ultra VIX Short-Term Futures ETF	4,034,873	*		ProShares Ultra VIX Short-Term Futures ETF	1,676,460	*
		ProShares Short VIX Short-Term Futures ETF	627,059	*		ProShares Short VIX Short-Term Futures ETF	2,014,234	*

		Total Trust	$124,994,834	*		Total Trust	$197,488,010	*

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2013

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$760,002	$(176,167)
		ProShares UltraShort DJ-UBS Crude Oil	(12,304,999)	6,071,108
		ProShares UltraShort DJ-UBS Natural Gas	(2,585,514)	633,165
		ProShares UltraShort Gold	61,124,409	1,902,477
		ProShares UltraShort Silver	113,456,404	(21,561,362)
		ProShares Ultra DJ-UBS Commodity	(1,254,251)	321,346
		ProShares Ultra DJ-UBS Crude Oil	120,745,948	(52,709,476)
		ProShares Ultra DJ-UBS Natural Gas	41,418,165	160,411
		ProShares Ultra Gold	(165,632,786)	8,839,764
		ProShares Ultra Silver	(701,532,729)	143,273,646

Foreign Exchange Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Short Euro	(381,987)	21,825
		ProShares UltraShort Australian Dollar	2,720,079	832,015
		ProShares UltraShort Euro	(48,063,036)	(600,935)
		ProShares UltraShort Yen	164,019,598	(8,727,491)
		ProShares Ultra Australian Dollar	(928,022)	(19,190)
		ProShares Ultra Euro	210,150	13,803
		ProShares Ultra Yen	(1,879,169)	334,987

VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements /changes in unrealized appreciation/ depreciation on futures contracts and/or swap agreements	ProShares VIX Short-Term Futures ETF	(144,618,136)	(16,431,267)
		ProShares VIX Mid-Term Futures ETF	(28,219,863)	(3,426,279)
		ProShares Ultra VIX Short-Term Futures ETF	(405,816,676)	(26,368,324)
		ProShares Short VIX Short-Term Futures ETF	87,175,105	9,504,130

		Total Trust	$(921,587,308)	$41,888,186

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2012

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$761,879	$(422,249)
		ProShares UltraShort DJ-UBS Crude Oil	47,564,763	(12,529,061)
		ProShares UltraShort DJ-UBS Natural Gas	1,212,600	(971,875)
		ProShares UltraShort Gold	(10,067,498)	(29,698,062)
		ProShares UltraShort Silver	(28,114,972)	(23,728,868)
		ProShares Ultra DJ-UBS Commodity	(536,107)	400,909
		ProShares Ultra DJ UBS Crude Oil	(84,061,967)	66,666,756
		ProShares Ultra DJ-UBS Natural Gas	(2,839,309)	(2,991,440)
		ProShares Ultra Gold	(33,592,896)	65,210,642
		ProShares Ultra Silver	(66,426,492)	33,606,897

Foreign Exchange Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation depreciation on futures contracts, swap and/or forward agreements	ProShares Short Euro	(164,400)	(55,056)
		ProShares UltraShort Australian Dollar	(288,740)	85,590
		ProShares UltraShort Euro	46,946,419	(80,578,526)
		ProShares UltraShort Yen	27,341,631	42,478,321
		ProShares Ultra Australian Dollar	265,990	(99,030)
		ProShares Ultra Euro	(398,504)	605,371
		ProShares Ultra Yen	(601,937)	(597,023)

VIX Futures Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation depreciation on futures contracts, swap and/or forward agreements	ProShares VIX Short-Term Futures ETF	(160,953,587)	1,354,551
		ProShares VIX Mid-Term Futures ETF	(75,241,919)	4,642,340
		ProShares Ultra VIX Short-Term Futures ETF	(509,421,864)	3,121,203
		ProShares Short VIX Short-Term Futures ETF	13,203,419	(1,477,355)

		Total Trust	$(835,413,491)	$65,024,035

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2011

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$(3,511,808)	$734,901
		ProShares UltraShort DJ-UBS Crude Oil	26,720,866	9,388,308
		ProShares UltraShort DJ-UBS Natural Gas	1,776,461	1,381,010
		ProShares UltraShort Gold	(45,179,461)	36,727,299
		ProShares UltraShort Silver	(171,361,321)	53,606,338
		ProShares Ultra DJ-UBS Commodity	(2,051,498)	(2,462,927)
		ProShares Ultra DJ-UBS Crude Oil	110,381,975	(22,435,130)
		ProShares Ultra DJ-UBS Natural Gas	(1,481,685)	(825,510)
		ProShares Ultra Gold	100,088,064	(89,908,507)
		ProShares Ultra Silver	(209,477,092)	(228,635,411)

Foreign Exchange Contracts	Net realized gain (loss) on foreign currency forward contracts/ changes in unrealized appreciation/ depreciation on foreign currency forward contracts	ProShares UltraShort Euro	(5,409,463)	90,625,031
		ProShares UltraShort Yen	(50,029,053)	11,773,508
		ProShares Ultra Euro	354,369	(866,391)
		ProShares Ultra Yen	564,813	(180,776)

VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	3,732,227	(1,575,970)
		ProShares VIX Mid-Term Futures ETF	(514,060)	(6,112,750)
		ProShares Ultra VIX Short-Term Futures ETF	(3,524,662)	(762,790)
		ProShares Short VIX Short-Term Futures ETF	1,355,975	90,180

		Total Trust	$(247,565,353)	$(149,439,587)

Offsetting Assets and Liabilities

Effective January 1, 2013, the Funds adopted Financial Accounting Standards Update (“ASU”) No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” which was subsequently clarified in ASU 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of that entity’s financial statements to understand the effect of those arrangements on its financial position. The Funds are subject to master netting agreements or similar arrangements that allow for amounts owed between the Funds and the counterparty to be netted upon an early termination. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The master netting agreements or similar arrangements do not apply to amounts owed to/from different counterparties. As described above, the Funds utilize derivative instruments to achieve their investment objective during the year. The amounts shown in the Statement of Financial Condition do not take into consideration the effects of legally enforceable master netting agreements or similar arrangements. Information concerning the value of and amounts due under Repurchase Agreement transactions may be found on each Fund’s Schedule of Investments.

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statement of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2013 and December 31, 2012:

Fair Values of Derivative Instruments as of December 31, 2013
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statement of Financial Conditions	Gross Amounts Offset in the Statement of Financial Conditions	Net Amounts of Assets presented in the Statement of Financial Conditions	Gross Amounts of Recognized Liabilities presented in the Statement of Financial Conditions	Gross Amounts Offset in the Statement of Financial Conditions	Net Amounts of Liabilities presented in the Statement of Financial Conditions
ProShares UltraShort DJ-UBS Commodity Swap agreements	$—	$—	$—	$27,665	$—	$27,665
ProShares UltraShort DJ-UBS Crude Oil
Futures contracts*	1,503,943	—	1,503,943	—		—
Swap agreements	—	—	—	2,332,900		2,332,900
ProShares UltraShort DJ-UBS Natural Gas Futures contracts*	1,520,548	—	1,520,548	—	—	—
ProShares UltraShort Gold
Forward agreements	5,633,053	—	5,633,053	—	—	—
Futures contracts*	300	—	300	—	—	—
ProShares UltraShort Silver
Forward agreements	—	—	—	2,227,857	—	2,227,857
Futures contracts*	2,450	—	2,450	—	—	—
ProShares Short Euro Futures contracts*	9,100	—	9,100	—	—	—
ProShares UltraShort Australian Dollar Futures contracts*	—	—	—	86,166	—	86,166
ProShares UltraShort Euro
Foreign currency forward contracts	151,351	—	151,351	13,899,858	—	13,899,858
ProShares UltraShort Yen
Foreign currency forward contracts	31,317,568	—	31,317,568	1,930,884	—	1,930,884
ProShares Ultra DJ-UBS Commodity Swap agreements	15,078	—	15,078	—	—	—
ProShares Ultra DJ-UBS Crude Oil
Futures contracts*	—	—	—	997,210	—	997,210
Swap agreements	1,957,893	—	1,957,893	—	—	—
ProShares Ultra DJ-UBS Natural Gas Futures contracts*	—	—	—	5,628,532	—	5,628,532
ProShares Ultra Gold
Forward agreements	—	—	—	6,812,974	—	6,812,974
Futures contracts*	—	—	—	300	—	300
ProShares Ultra Silver
Forward agreements	—	—	—	2,492,880	—	2,492,880
Futures contracts*	—	—	—	2,450	—	2,450
ProShares Ultra Australian Dollar Futures contracts*	10,650	—	10,650	—	—	—
ProShares Ultra Euro
Foreign currency forward contracts	120,908	—	120,908	19,946	—	19,946
ProShares Ultra Yen
Foreign currency forward contracts	4,052	—	4,052	163,361	—	163,361
ProShares VIX Short-Term Futures ETF Futures contracts*	3,179,017	—	3,179,017	—	—	—
ProShares VIX Mid-Term Futures ETF Futures contracts*	100,734	—	100,734	—	—	—
ProShares Ultra VIX Short-Term Futures ETF Futures contracts*	—	—	—	3,356,803	—	3,356,803
ProShares Short VIX Short-Term Futures ETF Futures contracts*	603,833	—	603,833	—	—	—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the deriviative-related investments at December 31, 2013. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the un-collateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Account for Derivative Instruments”.

Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets / (Liabilities) presented in the Statement of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort DJ-UBS Commodity
Deutsche Bank AG	$(11,710)	$11,710	$—	$—
Goldman Sachs International	(12,945)	12,945	—	—
UBS AG	(3,010)	3,010	—	—
ProShares UltraShort DJ-UBS Crude Oil Deutsche Bank AG	(570,114)	570,114	—	—
Goldman Sachs & Co.	1,503,943	—	—	1,503,943
Goldman Sachs International	(632,990)	632,990	—	—
Societe Generale S.A.	(402,586)	402,586	—	—
UBS AG	(727,210)	727,210	—	—
ProShares UltraShort DJ-UBS Natural Gas Goldman Sachs & Co.	1,520,548	—	—	1,520,548
ProShares UltraShort Gold
DeutscheBankAG	2,258,281	—	(2,258,281)	—
Goldman Sachs & Co.	300	—	—	300
Goldman Sachs International	1,411,290	(1,411,290)	—	—
Societe Generale S.A.	665,044	(665,044)	—	—
UBS AG	1,298,438	(1,298,438)	—	—
ProShares UltraShort Silver
Deutsche Bank AG	(445,752)	445,752	—	—
Goldman Sachs & Co.	2,450	—	—	2,450
Goldman Sachs International	(1,257,636)	1,257,636	—	—
Societe Generale S.A.	(7,359)	7,359	—	—
UBS AG	(517,110)	517,110	—	—
ProShares Short Euro RBC Capital Markets	9,100	—	—	9,100
ProShares UltraShort Australian Dollar RBC Capital Markets	(86,166)	—	86,166	—
ProShares UltraShort Euro
Goldman Sachs International	64,104	—	—	64,104
Goldman Sachs International	(6,820,802)	6,820,802		—
UBS AG	87,247	—	—	87,247
UBS AG	(7,079,056)	7,079,056		—

ProShares UltraShort Yen Goldman Sachs International	15,716,318	(13,635,426)	—	2,080,892
Goldman Sachs International	(884,849)	884,849		—
UBS AG	15,601,250	(14,004,926)	—	1,596,324
UBS AG	(1,046,035)	1,046,035		—
ProShares Ultra DJ-UBS Commodity
Deutsche Bank AG	6,454	—	—	6,454
Goldman Sachs International	4,974	—	—	4,974
UBS AG	3,650	—	—	3,650
ProShares Ultra DJ-UBS Crude Oil Deutsche Bank AG	622,117	—	(622,117)	—
Goldman Sachs & Co.	(997,210)	—	997,210	—
Goldman Sachs International	576,723	(576,723)	—	—
Societe Generale S.A.	275,816	(275,816)	—	—
UBS AG	483,237	(483,237)	—	—
ProShares Ultra DJ-UBS Natural Gas Goldman Sachs & Co.	(5,628,532)	—	4,630,277	(998,255)
ProShares Ultra Gold
Deutsche Bank AG	(3,543,937)	3,543,937	—	—
Goldman Sachs & Co.	(300)	—	300	—
Goldman Sachs International	(1,327,335)	1,327,335	—	—
Societe Generale S.A.	(785,038)	785,038	—	—
UBS AG	(1,156,664)	1,156,664	—	—
ProShares Ultra Silver Deutsche Bank AG	(350,663)	350,663	—	—
Goldman Sachs & Co.	(2,450)	—	2,450	—
Goldman Sachs International	(1,345,433)	1,345,433	—	—
Societe Generale S.A.	(28,581)	28,581	—	—
UBS AG	(768,203)	768,203	—	—
ProShares Ultra Australian Dollar RBC Capital Markets	10,650	—	—	10,650
ProShares Ultra Euro
Goldman Sachs International	56,991	—	—	56,991
Goldman Sachs International	(19,770)	19,770	—	—
UBS AG	63,917	—	—	63,917
UBS AG	(176)	176	—	—
ProShares Ultra Yen
Goldman Sachs International	2,462	—	—	2,462
Goldman Sachs International	(78,309)	78,309	—	—
UBS AG	1,590	—	—	1,590
UBS AG	(85,052)	85,052	—	—
ProShares VIX Short-Term Futures ETF RBC Capital Markets	3,179,017	—	—	3,179,017
ProShares VIX Mid-Term Futures ETF RBC Capital Markets	100,734	—	—	100,734
ProShares Ultra VIX Short-Term Futures ETF RBC Capital Markets	(3,356,803)	—	3,356,803	—
ProShares Short VIX Short-Term Futures ETF RBC Capital Markets	603,833	—	—	603,833

Fair Values of Derivative Instruments as of December 31, 2012
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statement of Financial Conditions	Gross Amounts Offset in the Statement of Financial Conditions	Net Amounts of Assets presented in the Statement of Financial Conditions	Gross Amounts of Recognized Liabilities presented in the Statement of Financial Conditions	Gross Amounts Offset in the Statement of Financial Conditions	Net Amounts of Liabilities presented in the Statement of Financial Conditions
ProShares UltraShort DJ-UBS Commodity Swap agreements	$148,502	$—	$148,502	$—	$—	$—
ProShares UltraShort DJ-UBS Crude Oil
Futures contracts*	—	—	—	979,336	—	979,336
Swap agreements	—	—	—	5,607,060	—	5,607,060
ProShares UltraShort DJ-UBS Natural Gas Futures contracts*	632,777	—	632,777	—	—	—
ProShares UltraShort Gold
Forward agreements	3,729,856	—	3,729,856	—	—	—
Futures contracts*	—	—	—	3,980	—	3,980
ProShares UltraShort Silver
Forward agreements	19,307,685	—	19,307,685	—	—	—
Futures contracts*	—	—	—	2,520	—	2,520
ProShares Short Euro Futures contracts*	6,612	—	6,612	—	—	—
ProShares UltraShort Australian Dollar Futures contracts*	—	—	—	10,950	—	10,950
ProShares UltraShort Euro
Foreign currency forward contracts	251,047	—	251,047	13,398,619	—	13,398,619
ProShares UltraShort Yen
Foreign currency forward contracts	38,346,817	—	38,346,817	232,642	—	232,642
ProShares Ultra DJ-UBS Commodity Swap agreements	—	—	—	306,268	—	306,268
ProShares Ultra DJ-UBS Crude Oil
Futures contracts*	3,430,415	—	3,430,415	—	—	—
Swap agreements	33,333,620	—	33,333,620	—	—	—
ProShares Ultra DJ-UBS Natural Gas Futures contracts*	—	—	—	4,891,783	—	4,891,783
ProShares Ultra Gold
Forward agreements	—	—	—	15,652,058	—	15,652,058
Futures contracts*	3,980	—	3,980	—	—	—
ProShares Ultra Silver
Forward agreements	—	—	—	145,740,706	—	145,740,706
Futures contracts*	2,520	—	2,520	—	—	—
ProShares Ultra Australian Dollar Futures contracts*	12,000	—	12,000	—	—	—
ProShares Ultra Euro
Foreign currency forward contracts	89,473	—	89,473	2,314	—	2,314
ProShares Ultra Yen
Foreign currency forward contracts	13,523	—	13,523	507,819	—	507,819
ProShares VIX Short-Term Futures ETF Futures contracts*	—	—	—	31,540,181	—	31,540,181
ProShares VIX Mid-Term Futures ETF Futures contracts*	—	—	—	1,890,675	—	1,890,675
ProShares Ultra VIX Short-Term Futures ETF
Futures contracts*	—	—	—	35,666,735	—	35,666,735
Swap agreements	301,351	—	301,351	—	—	—
ProShares Short VIX Short-Term Futures ETF Futures contracts*	5,524,721	—	5,524,721	—	—	—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the deriviative-related investments at December 31, 2012. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the un-collateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Account for Derivative Instruments”.

Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets / (Liabilities) presented in the Statement of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort DJ-UBS Commodity
Goldman Sachs International	$104,181	$—	$—	$104,181
UBS AG	44,321	—	—	44,321
ProShares UltraShort DJ-UBS Crude Oil
Goldman Sachs & Co.	(979,336)	—	979,336	—
Goldman Sachs International	(1,880,292)	1,880,292	—	—
Societe Generale S.A.	(1,730,366)	1,730,366	—	—
UBS AG	(1,996,402)	1,996,402	—	—
ProShares UltraShort DJ-UBS Natural Gas Goldman Sachs & Co.	632,777	—	—	632,777
ProShares UltraShort Gold
Deutsche Bank AG	2,389,236	—	(2,389,236)	—
Goldman Sachs & Co.	(3,980)	—	3,980	—
Goldman Sachs International	452,059	(452,059)	—	—
Societe Generale S.A.	499,264	—	(499,264)	—
UBS AG	389,297	(347,541)	—	41,756
ProShares UltraShort Silver
Deutsche Bank AG	10,786,801	—	(10,300,000)	486,801
Goldman Sachs & Co.	(2,520)	—	2,520	—
Goldman Sachs International	3,141,119	(3,141,119)	—	—
Societe Generale S.A.	3,255,649	—	(3,255,649)	—
UBS AG	2,124,116	(2,065,937)	—	58,179
ProShares Short Euro RBC Capital Markets	6,612	—	—	6,612
ProShares UltraShort Australian Dollar RBC Capital Markets	(10,950)	—	10,950	—
ProShares UltraShort Euro
Goldman Sachs International	251,047	—	—	251,047
Goldman Sachs International	(6,048,832)	6,048,832		—
UBS AG	(7,349,787)	7,349,787	—	—
ProShares UltraShort Yen
Goldman Sachs International	18,518,532	(14,958,352)	—	3,560,180
UBS AG	19,828,285	(17,590,896)		2,237,389
UBS AG	(232,642)	232,642	—	—

ProShares Ultra DJ-UBS Commodity
Goldman Sachs International	(198,117)	198,117	—	—
UBS AG	(108,151)	108,151	—	—
ProShares Ultra DJ-UBS Crude Oil
Goldman Sachs & Co.	3,430,415	—	—	3,430,415
Goldman Sachs International	14,334,730	(11,924,574)	—	2,410,156
Societe Generale S.A.	8,989,866	—	(8,989,866)	—
UBS AG	10,009,024	(8,589,406)	—	1,419,618
ProShares Ultra DJ-UBS Natural Gas Goldman Sachs & Co.	(4,891,783)	—	4,891,783	—
ProShares Ultra Gold
Deutsche Bank AG	(4,622,873)	4,622,873	—	—
Goldman Sachs & Co.	3,980	—	—	3,980
Goldman Sachs International	(3,678,367)	3,678,367	—	—
Societe Generale S.A.	(3,715,989)	3,715,989	—	—
UBS AG	(3,634,829)	3,634,829	—	—
ProShares Ultra Silver Deutsche Bank AG	(44,873,116)	42,756,218	—	(2,116,898)
Goldman Sachs & Co.	2,520	—	—	2,520
Goldman Sachs International	(34,491,042)	34,491,042	—	—
Societe Generale S.A.	(34,802,217)	34,802,217	—	—
UBS AG	(31,574,331)	31,574,331	—	—
ProShares Ultra Australian Dollar RBC Capital Markets	12,000	—	—	12,000
ProShares Ultra Euro
Goldman Sachs International	38,327	—	—	38,327
Goldman Sachs International	(635)	635	—	—
UBS AG	51,146	—	—	51,146
UBS AG	(1,679)	1,679	—	—
ProShares Ultra Yen
Goldman Sachs International	7,325	—	—	7,325
Goldman Sachs International	(231,047)	231,047	—	—
UBS AG	6,198	—	—	6,198
UBS AG	(276,772)	178,999	—	(97,773)
ProShares VIX Short-Term Futures ETF RBC Capital Markets	(31,540,181)	—	31,540,181	—
ProShares VIX Mid-Term Futures ETF RBC Capital Markets	(1,890,675)	—	1,890,675	—
ProShares Ultra VIX Short-Term Futures ETF
RBC Capital Markets	(35,666,735)	—	35,666,735	—
Societe Generale S.A.	301,351	—	(301,351)	—
ProShares Short VIX Short-Term Futures ETF RBC Capital Markets	5,524,721	—	—	5,524,721

NOTE 4 – AGREEMENTS

Management Fee

Each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV of such Fund. The Sponsor did not and will not charge its fee in the first year of operation of each Fund in an amount equal to the offering costs. The Sponsor reimbursed each Fund to the extent that its offering costs exceed the Management Fee for the first year of operations. The Management Fee is paid in consideration of the Sponsor’s services as commodity pool operator, and for managing the business and affairs of the Funds. From the Management Fee, the Sponsor pays the fees and expenses of the Administrator, Custodian, Distributor, ProFunds Distributors, Inc. (“PDI”), an affiliated broker-dealer of the Sponsor, Transfer Agent and any index licensors for the Funds , the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual K-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of a Fund, and report preparation and mailing expenses. For the year ended December 31, 2013, the Sponsor paid and is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds. Each Fund incurs and pays its non-recurring and unusual fees and expenses.

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

Non-Recurring Fees and Expenses

Each Fund pays all its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other material expenses which are not currently anticipated obligations of the Funds. Such fees and expenses are those that are non-recurring, unexpected or unusual in nature.

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

Transaction fees for the years ended December 31, 2013, 2012 and 2011, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

UltraShort DJ-UBS Commodity	$—	$1,344	$34,814
UltraShort DJ-UBS Crude Oil	298,261	120,983	244,564
UltraShort DJ-UBS Natural Gas	7,434	6,200	400
UltraShort Gold	105,508	15,695	57,263
UltraShort Silver	128,850	148,662	457,001
Short Euro*	—	—	—
UltraShort Australian Dollar**	—	—	—
UltraShort Euro	—	—	—
UltraShort Yen	—	—	—
Ultra DJ-UBS Commodity	487	603	1,754
Ultra DJ-UBS Crude Oil	236,956	317,803	532,022
Ultra DJ-UBS Natural Gas	42,172	19,179	641
Ultra Gold	23,035	26,057	43,207
Ultra Silver	107,285	164,212	454,059
Ultra Australian Dollar**	—	—	—
Ultra Euro	—	—	—
Ultra Yen	—	—	—
VIX Short-Term Futures ETF	—	—	—
VIX Mid-Term Futures ETF	—	—	—
Ultra VIX Short-Term Futures ETF	814,195	639,726	3,421
Short VIX Short-Term Futures ETF	130,779	119,942	754

Total Trust	$1,894,962	$1,580,406	$1,829,900

*	Fund commenced investment operations on June 26, 2012.
**	Fund commenced investment operations on July 17, 2012.

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the year ended December 31, 2013:

For the Year Ended December 31, 2013

Per Share Operating Performance	UltraShort DJ-UBS Commodity	UltraShort DJ-UBS Crude Oil	UltraShort DJ- UBS Natural Gas*	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar
Net asset value, at December 31, 2012	$54.1021	$40.3079	$102.1402	$63.8688	$51.3951	$37.6285	$37.8081

Net investment income (loss)	(0.5355)	(0.3033)	(0.9217)	(0.7561)	(0.6223)	(0.3430)	(0.4325)
Net realized and unrealized gain (loss)#	9.7270	(8.2745)	(31.2550)	40.4053	39.0092	(1.6988)	9.2628
Change in net asset value from operations	9.1915	(8.5778)	(32.1767)	39.6492	38.3869	(2.0418)	8.8303
Net asset value, at December 31, 2013	$63.2936	$31.7301	$69.9635	$103.5180	$89.7820	$35.5867	$46.6384

Market value per share, at December 31, 2012†	$51.64	$40.44	$101.64	$62.60	$50.07	$37.64	$37.74
Market value per share, at December 31, 2013†	$58.41	$31.58	$69.36	$103.53	$90.19	$35.66	$46.66

Total Return, at net asset value	17.0%	(21.3)%	(31.5)%	62.1%	74.7%	(5.4)%	23.4%
Total Return, at market value	13.1%	(21.9)%	(31.8)%	65.4%	80.1%	(5.3)%	23.6%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(0.98)%	(1.20)%	(0.95)%	(0.95)%	(0.96)%	(1.02)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.90)%	(0.94)%	(1.15)%	(0.90)%	(0.89)%	(0.93)%	(0.99)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2013

Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra DJ-UBS Natural Gas	Ultra Gold	Ultra Silver*
Net asset value, at December 31, 2012	$19.0172	$50.7577	$24.3875	$29.3941	$39.0490	$83.7634	$171.8906

Net investment income (loss)	(0.1677)	(0.5662)	(0.1945)	(0.2849)	(0.4054)	(0.5404)	(0.8789)
Net realized and unrealized gain (loss)#	(1.7882)	20.6725	(4.7613)	2.9807	0.1947	(41.9677)	(107.6812)
Change in net asset value from operations	(1.9559)	20.1063	(4.9558)	2.6958	(0.2107)	(42.5081)	(108.5601)
Net asset value, at December 31, 2013	$17.0613	$70.8640	$19.4317	$32.0899	$38.8383	$41.2553	$63.3305

Market value per share, at December 31, 2012†	$19.01	$50.77	$23.93	$29.32	$39.24	$85.34	$176.40
Market value per share, at December 31, 2013†	$17.06	$70.91	$19.13	$32.22	$39.28	$41.26	$63.04

Total Return, at net asset value	(10.3)%	39.6%	(20.3)%	9.2%	(0.5)%	(50.7)%	(63.2)%
Total Return, at market value	(10.3)%	39.7%	(20.1)%	9.9%	0.1%	(51.7)%	(64.3)%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.97)%	(1.15)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.90)%	(0.91)%	(0.90)%	(0.92)%	(1.10)%	(0.89)%	(0.89)%

*	See Note 9 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2013

Per Share Operating Performance	Ultra Australian Dollar	Ultra Euro	Ultra Yen	VIX Short- Term Futures ETF*	VIX Mid- Term Futures ETF	Ultra VIX Short-Term Futures ETF*^	Short VIX Short-Term Futures ETF^
Net asset value, at December 31, 2012	$41.4986	$24.3499	$28.1840	$83.9374	$34.7003	$805.2711	$33.0649

Net investment income (loss)	(0.3490)	(0.2200)	(0.1996)	(0.3518)	(0.1973)	(3.0009)	(0.7398)
Net realized and unrealized gain (loss)#	(9.4695)	1.9047	(9.3526)	(55.0469)	(15.2071)	(735.1861)	35.1742
Change in net asset value from operations	(9.8185)	1.6847	(9.5522)	(55.3987)	(15.4044)	(738.1870)	34.4344
Net asset value, at December 31, 2013	$31.6801	$26.0346	$18.6318	$28.5387	$19.2959	$67.0841	$67.4993

Market value per share, at December 31, 2012†	$41.45	$24.32	$28.28	$85.05	$34.22	$836.00	$32.73
Market value per share, at December 31, 2013†	$31.61	$25.98	$18.61	$28.53	$19.29	$67.12	$67.47

Total Return, at net asset value	(23.7)%	6.9%	(33.9)%	(66.0)%	(44.4)%	(91.7)%	104.1%
Total Return, at market value	(23.7)%	6.8%	(34.2)%	(66.5)%	(43.6)%	(92.0)%	106.2%

Ratios to Average Net Assets

Expense ratio	(0.99)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(1.82)%	(1.53)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.95)%	(0.90)%	(0.90)%	(0.81)%	(0.81)%	(1.80)%	(1.49)%

*	See Note 1 of these Notes to Financial Statements.
^	See Note 9 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

Selected data for a Share outstanding throughout the year ended December 31, 2012:

For the Period December 31, 2012

Per Share Operating Performance	UltraShort DJ-UBS Commodity+	UltraShort DJ-UBS Crude Oil+	UltraShort DJ- UBS Natural Gas*+	UltraShort Gold+	UltraShort Silver*+	Short Euro++		UltraShort Australian Dollar+++
Net asset value, beginning of period	$56.9207	$38.8151	$95.2206	$82.7114	$76.6771	$40.0000		$40.0000

Net investment income (loss)	(0.4894)	(0.3595)	(1.5571)	(0.5901)	(0.4806)	(0.1799)		(0.1633)
Net realized and unrealized gain (loss)#	(2.3292)	1.8523	8.4767	(18.2525)	(24.8014)	(2.1916)		(2.0286)
Change in net asset value from operations	(2.8186)	1.4928	6.9196	(18.8426)	(25.2820)	(2.3715)		(2.1919)
Net asset value, at December 31, 2012	$54.1021	$40.3079	$102.1402	$63.8688	$51.3951	$37.6285		$37.8081

Market value per share, at December 31, 2011†	$56.19	$38.69	$95.84	$79.24	$79.35	$40.00		$40.00
Market value per share, at December 31, 2012†	$51.64	$40.44	$101.64	$62.60	$50.07	$37.64		$37.74

Total Return, at net asset value	(5.0)%	3.8%	7.3%	(22.8)%	(33.0)%	(5.9	)%^	(5.5	)%^
Total Return, at market value	(8.1)%	4.5%	6.1%	(21.0)%	(36.9)%	(5.9	)%^	(5.7	)%^

Ratios to Average Net Assets

Expense ratio	(0.95)%	(0.98)%	(1.39)%	(0.95)%	(0.95)%	(0.96	)%**	(1.00	)%**
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95	)%**	(0.95	)%**
Net investment income (loss)	(0.89)%	(0.91)%	(1.33)%	(0.89)%	(0.89)%	(0.89	)%**	(0.92	)%**

*	See Note 1 of these Notes to Financial Statements.
+	For the year ended December 31, 2012.
++	From commencement of operations, June 26, 2012, through December 31, 2012.
+++	From commencement of operations, July 17, 2012, through December 31, 2012.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2012.

The returns for a share outstanding for 2011 are calculated based on the initial offering price upon commencement of investment operations of $40.0000 for ProShares Short Euro and UltraShort Australian Dollar.

**	Percentages are annualized.

For the Year Ended December 31, 2012

Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra DJ-UBS Natural Gas*	Ultra Gold	Ultra Silver^
Net asset value, at December 31, 2011	$20.3357	$40.9557	$25.8805	$40.8828	$101.9786	$75.9066	$172.7611

Net investment income (loss)	(0.1804)	(0.3847)	(0.2291)	(0.2904)	(0.5205)	(0.7680)	(1.7289)
Net realized and unrealized gain (loss)#	(1.1381)	10.1867	(1.2639)	(11.1983)	(62.4091)	8.6248	0.8584
Change in net asset value from operations	(1.3185)	9.8020	(1.4930)	(11.4887)	(62.9296)	7.8568	(0.8705)
Net asset value, at December 31, 2012	$19.0172	$50.7577	$24.3875	$29.3941	$39.0490	$83.7634	$171.8906

Market value per share, at December 31, 2011†	$20.35	$40.95	$25.64	$40.94	$101.35	$79.01	$166.60
Market value per share, at December 31, 2012†	$19.01	$50.77	$23.93	$29.32	$39.24	$85.34	$176.40

Total Return, at net asset value	(6.5)%	23.9%	(5.8)%	(28.1)%	(61.7)%	10.4%	(0.5)%
Total Return, at market value	(6.6)%	24.0%	(6.7)%	(28.4)%	(61.3)%	8.0%	5.9%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.97)%	(1.21)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.88)%	(0.89)%	(0.91)%	(1.15)%	(0.88)%	(0.88)%

*	See Note 1 of these Notes to Financial Statements.
^	See Note 9 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Period Ended December 31, 2012

Per Share Operating Performance	Ultra Australian Dollar+		Ultra Euro++	Ultra Yen++	VIX Short- Term Futures ETF*++	VIX Mid- Term Futures ETF++	Ultra VIX Short- Term Futures ETF*^++	Short VIX Short-Term Futures ETF*^++
Net asset value, beginning of period	$40.0000		$23.8860	$36.4704	$381.8690	$74.1396	$29,673.0120	$12.9332

Net investment income (loss)	(0.1740)		(0.2106)	(0.2962)	(1.0285)	(0.4050)	(38.4329)	(0.4190)
Net realized and unrealized gain (loss) #	1.6726		0.6745	(7.9902)	(296.9031)	(39.0343)	(28,829.3080)	20.5507
Change in net asset value from operations	1.4986		0.4639	(8.2864)	(297.9316)	(39.4393)	(28,867.7409)	20.1317
Net asset value, at December 31, 2012	$41.4986		$24.3499	$28.1840	$83.9374	$34.7003	$805.2711	$33.0649

Market value per share, at December 31, 2011†	$40.00		$23.87	$36.50	$378.70	$74.13	$29,184.00	$13.07
Market value per share, at December 31, 2012†	$41.45		$24.32	$28.28	$85.05	$34.22	$836.00	$32.73

Total Return, at net asset value	3.7	%**	1.9%	(22.7)%	(78.0)%	(53.2)%	(97.3)%	155.7%
Total Return, at market value	3.6	%**	1.9%	(22.5)%	(77.5)%	(53.8)%	(97.1)%	150.4%

Ratios to Average Net Assets

Expense ratio	(1.00	)%***	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(1.77)%	(1.63)%
Expense ratio, excluding brokerage commissions	(0.95	)%***	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92	)%***	(0.90)%	(0.88)%	(0.79)%	(0.80)%	(1.73)%	(1.56)%

*	See Note 1 of these Notes to Financial Statements.
^	See Note 9 of these Notes to Financial Statements.
+	From commencement of operations, July 17, 2012, through December 31, 2012.
++	For the year ended December 31, 2012.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
**	Percentages are not annualized for the period ended December 31, 2012.

The returns for a share outstanding for 2011 are calculated based on the initial offering price upon commencement of investment operations of $40.0000.

***	Percentages are annualized.

Selected data for a Share outstanding throughout the period ended December 31, 2011

For the Year Ended December 31, 2011

Per Share Operating Performance	UltraShort DJ-UBS Commodity*+	UltraShort DJ-UBS Crude Oil*+	UltraShort DJ-UBS Natural Gas*++		UltraShort Gold*+	UltraShort Silver*+	UltraShort Euro+	UltraShort Yen*+
Net asset value, beginning of period	$47.9976	$50.8516	$53.3332		$113.4823	$199.4634	$20.2928	$47.0232

Net investment income (loss)	(0.4380)	(0.4253)	(0.2081)		(0.7368)	(0.7285)	(0.1657)	(0.3964)
Net realized and unrealized gain (loss)#	9.3611	(11.6112)	42.0955		(30.0341)	(122.0578)	0.2086	(5.6711)
Change in net asset value from operations	8.9231	(12.0365)	41.8874		(30.7709)	(122.7863)	0.0429	(6.0675)
Net asset value, at December 31, 2011	$56.9207	$38.8151	$95.2206		$82.7114	$76.6771	$20.3357	$40.9557

Market value per share, at December 31, 2010†	$48.30	$50.85	$53.32		$111.20	$196.40	$20.31	$47.01
Market value per share, at December 31, 2011†	$56.19	$38.69	$95.84		$79.24	$79.35	$20.35	$40.95

Total Return, at net asset value	18.6%	(23.7)%	78.5	%^	(27.1)%	(61.6)%	0.2%	(12.9)%
Total Return, at market value	16.3%	(23.9)%	79.7	%^	(28.7)%	(59.6)%	0.2%	(12.9)%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(0.99)%	(1.29	)%**	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95	)%**	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.94)%	(1.28	)%**	(0.91)%	(0.91)%	(0.91)%	(0.89)%

*	See Note 1 of these Notes to Financial Statements.
+	For the year ended December 31, 2011.
++	From commencement of operations, October 4, 2011, through December 31, 2011.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2011.

The returns for a share outstanding for 2011 are calculated based on the initial offering price upon commencement of investment operations of $40.0000.

**	Percentages are annualized.

For the Year Ended December 31, 2011

Per Share Operating Performance	Ultra DJ-UBS Commodity+	Ultra DJ-UBS Crude Oil*+	Ultra DJ-UBS Natural Gas*++		Ultra Gold+	Ultra Silver*^+	Ultra Euro+	Ultra Yen+
Net asset value, beginning of period	$36.3723	$50.0017	$200.0000		$69.2163	$312.5724	$25.7644	$33.4918

Net investment income (loss)	(0.3045)	(0.3807)	(0.4556)		(0.7724)	(3.0862)	(0.2495)	(0.3160)
Net realized and unrealized gain (loss)#	(10.1873)	(8.7382)	(97.5658)		7.4627	(136.7251)	(1.6289)	3.2946
Change in net asset value from operations	(10.4918)	(9.1189)	(98.0214)		6.6903	(139.8113)	(1.8784)	2.9786
Net asset value, at December 31, 2011	$25.8805	$40.8828	$101.9786		$75.9066	$172.7611	$23.8860	$36.4704

Market value per share, at December 31, 2010†	$36.27	$49.98	$200.00		$70.72	$317.20	$25.86	$33.29
Market value per share, at December 31, 2011†	$25.64	$40.94	$101.35		$79.01	$166.60	$23.87	$36.50

Total Return, at net asset value	(28.8)%	(18.2)%	(49.0	)%**	9.7%	(44.7)%	(7.3)%	8.9%
Total Return, at market value	(29.3)%	(18.1)%	(49.3	)%**	11.7%	(47.5)%	(7.7)%	9.6%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(0.98)%	(1.25	)%***	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95	)%***	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.93)%	(1.25	)%***	(0.91)%	(0.90)%	(0.90)%	(0.91)%

*	See Note 1 of these Notes to Financial Statements.
^	See Note 9 of these Notes to Financial Statements.
+	For the year ended December 31, 2011.
++	From commencement of operations, October 4, 2011, through December 31, 2011.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
**	Percentages are not annualized for the period ended December 31, 2011.

The returns for a share outstanding for 2011 are calculated based on the initial offering price upon commencement of investment operations of $40.0000.

***	Percentages are annualized.

For the Year Ended December 31, 2011

Per Share Operating Performance	VIX Short- Term Futures ETF*+		VIX Mid- Term Futures ETF+		Ultra VIX Short- Term Futures ETF*^++		Short VIX Short-Term Futures ETF*^++
Net asset value, beginning of period	$400.0000		$80.0000		$96,000.0000		$10.0000

Net investment income (loss)	(2.5958)		(0.5950)		(142.1864)		(0.0349)
Net realized and unrealized gain (loss) #	(15.5352)		(5.2654)		(66,184.8016)		2.9681
Change in net asset value from operations	(18.1310)		(5.8604)		(66,326.9880)		2.9332
Net asset value, at December 31, 2011	$381.8690		$74.1396		$29,673.0120		$12.9332

Market value per share, at December 31, 2010†	$400.00		$80.00		$96,000.00		$10.00
Market value per share, at December 31, 2011†	$378.70		$74.13		$29,184.00		$13.07

Total Return, at net asset value	(4.5	)%**	(7.3	)%**	(69.1	)%**	29.3	%**
Total Return, at market value	(5.3	)%**	(7.3	)%**	(69.6	)%**	30.7	%**

Ratios to Average Net Assets

Expense ratio	(0.85	)%***	(0.85	)%***	(1.41	)%***	(1.19	)%***
Expense ratio, excluding brokerage commissions	(0.85	)%***	(0.85	)%***	(0.95	)%***	(0.95	)%***
Net investment income (loss)	(0.81	)%***	(0.82	)%***	(1.41	)%***	(1.19	)%***

*	See Note 1 of these Notes to Financial Statements.
^	See Note 9 of these Notes to Financial Statements.
+	From commencement of operations, January 3, 2011, through December 31, 2011.
++	From commencement of operations, October 3, 2011, through December 31, 2011.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
**	Percentages are not annualized for the period ended December 31, 2011.

The returns for a share outstanding for 2011 are calculated based on the initial offering price upon commencement of investment operations of $80.0000 for ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF and $40.0000 for ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF.

***	Percentages are annualized.

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

The Funds will be subject to credit risk with respect to the counterparties to the derivatives contracts (whether a clearing corporation in the case of cleared instruments or another third party in the case of OTC uncleared instruments). Unlike in futures contracts, the counterparty to uncleared swap agreements or forward contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, a Fund is subject to credit risk with respect to the amount it expects to receive from counterparties to uncleared swaps and forward contracts entered into as part of that Fund’s principal investment strategy. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund could suffer significant losses on these contracts and the value of an investor’s investment in a Fund may decline.

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

The counterparty risk for cleared derivative transactions is generally lower than for uncleared OTC derivatives since generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing house for performance of financial obligations. However, there can be no assurance that the clearing house, or its members, will satisfy its obligations to the Fund.

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

“Contango” and “Backwardation” Risk

In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in August 2013 may specify an October 2013 expiration. For an Ultra Fund and a Matching VIX Fund, as that contract nears expiration, it may be replaced by selling the October 2013 contract and purchasing the contract expiring in December 2013. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the October 2013 contract would take place at a price that is higher than the price at which the December 2013 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund or a Matching VIX Fund that invests in such futures, and positively affect a Short Fund or an UltraShort Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds and UltraShort Funds, and positively affect the Ultra Funds and Matching VIX Funds.

Since the introduction of VIX futures contracts, there have frequently been periods where VIX futures prices reflect higher expected volatility levels further out in time. This can result in a loss from “rolling” the VIX futures to maintain the constant weighted average maturity of the S&P 500 VIX Short-Term Futures Index or the S&P 500 VIX Mid-Term Futures Index (each a “VIX Futures Index”). Losses from exchanging a lower priced VIX future for a higher priced longer-term future in the rolling process would adversely affect the value of each VIX Futures Index and, accordingly, decrease the return of the Ultra VIX Short-Term Futures ETF and the Matching VIX Funds.

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

On January 10, 2014, the Trust announced a 2-for-1 split of the shares of beneficial interest of ProShares Short VIX Short-Term Futures ETF (NYSE Arca symbol “SVXY”). The split was effective prior to the opening of trading on NYSE Arca on January 24, 2014.

The split was effective for shareholders of record after the close of the markets on January 21, 2014 and payable after the close of the markets on January 23, 2014. The Fund traded at its post-split price on January 24, 2014. The ticker symbol for the Fund did not change, and the Fund continues to trade on NYSE Arca.

The split was applied retroactively for all periods presented, increasing the number of shares outstanding for ProShares Short VIX Short-Term Futures ETF, and resulted in a proportionate decrease in the price per share and per share information of Short VIX Short-Term Futures ETF. Therefore, the split did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

On January 10, 2014, the Trust announced a 1-for-4 reverse split of the shares of beneficial interest of ProShares Ultra Silver (NYSE Arca symbol “AGQ”) and ProShares Ultra VIX Short-Term Futures ETF (NYSE Arca symbol “UVXY”). The reverse splits were effective prior to the opening of trading on NYSE Arca on January 24, 2014.

The reverse splits were effective for shareholders of record after the close of the markets on January 21, 2014. The Funds traded at their post-split prices on January 24, 2014. The ticker symbols for the Funds did not change, and each Fund continues to trade on NYSE Arca.

The reverse splits were applied retroactively for all periods presented, reducing the number of shares outstanding for ProShares Ultra Silver and ProShares Ultra VIX Short-Term Futures ETF, and resulted in a proportionate increase in the price per share and per share information of ProShares Ultra Silver and ProShares Ultra VIX Short-Term Futures ETF. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse splits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By:	Todd Johnson
Principal Executive Officer
Date: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd Johnson
By:	Todd Johnson
Principal Executive Officer
Date: March 3, 2014

/s/ Edward Karpowicz
By:	Edward Karpowicz
Principal Financial Officer
Date: March 3, 2014