Form 10-Q
period 2014-03-31
ProShares Trust II
filed 2014-05-12
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34200

PROSHARES TRUST II

(Exact name of registrant as specified in its charter)

Delaware	87-6284802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$697,377	$374,245
Short-term U.S. government and agency obligations (Note 3) (cost $2,486,639 and $3,453,851, respectively)	2,486,733	3,453,890
Unrealized appreciation on swap agreements	102,269	—

Total assets	3,286,379	3,828,135

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,649	3,043
Unrealized depreciation on swap agreements	—	27,665

Total liabilities	2,649	30,708

Shareholders’ equity
Shareholders’ equity	3,283,730	3,797,427

Total liabilities and shareholders’ equity	$3,286,379	$3,828,135

Shares outstanding	59,997	59,997

Net asset value per share	$54.73	$63.29

Market value per share (Note 2)	$55.25	$58.41

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(76% of shareholders’ equity)
U.S. Treasury Bills:
0.061% due 04/10/14†	$273,000	$272,999
0.046% due 06/05/14	291,000	290,989
0.045% due 06/19/14†	1,046,000	1,045,942
0.070% due 08/14/14†	877,000	876,803

Total short-term U.S. government and agency obligations (cost $2,486,639)		$2,486,733

Swap Agreements^

	Rate Paid (Received)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Dow Jones-UBS Commodity Index	0.25%	04/07/14	$(2,673,904)	$39,020
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	0.25	04/07/14	(2,839,014)	50,319
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	0.60	04/07/14	(1,071,987)	12,930

				$102,269

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of March 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$308	$725

Expenses
Management fee	8,299	7,585

Total expenses	8,299	7,585

Net investment income (loss)	(7,991)	(6,860)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(635,695)	308,498
Short-term U.S. government and agency obligations	—	2

Net realized gain (loss)	(635,695)	308,500

Change in net unrealized appreciation/depreciation on
Swap agreements	129,934	(241,421)
Short-term U.S. government and agency obligations	55	(187)

Change in net unrealized appreciation/depreciation	129,989	(241,608)

Net realized and unrealized gain (loss)	(505,706)	66,892

Net income (loss)	$(513,697)	$60,032

Net income (loss) per weighted-average share	$(8.56)	$1.00

Weighted-average shares outstanding	59,997	59,997

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$3,797,427

Net investment income (loss)	(7,991)
Net realized gain (loss)	(635,695)
Change in net unrealized appreciation/depreciation	129,989

Net income (loss)	(513,697)

Shareholders’ equity, at March 31, 2014	$3,283,730

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$(513,697)	$60,032
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	967,212	(259,095)
Change in unrealized appreciation/depreciation on investments	(129,989)	241,608
Increase (Decrease) in management fee payable	(394)	2,437

Net cash provided by (used in) operating activities	323,132	44,982

Net increase (decrease) in cash	323,132	44,982
Cash, beginning of period	374,245	296,119

Cash, end of period	$697,377	$341,101

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$3,980,858	$1,872,915
Segregated cash balances with brokers for futures contracts	9,384,320	7,633,395
Short-term U.S. government and agency obligations (Note 3) (cost $288,249,529 and $247,573,678, respectively)	288,258,596	247,584,623
Unrealized appreciation on swap agreements	71,219	—
Receivable from capital shares sold	17,154,728	—
Receivable on open futures contracts	345,825	1,503,943

Total assets	319,195,546	258,594,876

Liabilities and shareholders’ equity
Liabilities
Management fee payable	260,593	201,827
Unrealized depreciation on swap agreements	764,150	2,332,900

Total liabilities	1,024,743	2,534,727

Shareholders’ equity
Shareholders’ equity	318,170,803	256,060,149

Total liabilities and shareholders’ equity	$319,195,546	$258,594,876

Shares outstanding	11,169,944	8,069,944

Net asset value per share	$28.48	$31.73

Market value per share (Note 2)	$28.54	$31.58

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.075% due 04/03/14	$4,678,000	$4,677,997
0.061% due 04/10/14	16,690,000	16,689,916
0.080% due 04/17/14	39,596,000	39,595,472
0.093% due 04/24/14	2,000,000	1,999,962
0.080% due 05/01/14†	6,659,000	6,658,861
0.088% due 05/08/14†	2,477,000	2,476,924
0.034% due 05/22/14	5,973,000	5,972,831
0.076% due 06/05/14	5,200,000	5,199,812
0.043% due 06/12/14	8,778,000	8,777,649
0.054% due 06/19/14	17,571,000	17,570,036
0.046% due 06/26/14†	52,337,000	52,332,624
0.049% due 07/10/14†	78,529,000	78,520,275
0.056% due 08/07/14	18,387,000	18,383,731
0.068% due 08/14/14†	7,835,000	7,833,237
0.071% due 08/21/14†	19,164,000	19,159,843
0.071% due 09/04/14†	2,410,000	2,409,426

Total short-term U.S. government and agency obligations (cost $288,249,529)		$288,258,596

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires May 2014	2,752	$279,548,160	$(6,264,314)

Swap Agreements^

	Rate Paid (Received)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	0.25%	04/07/14	$(99,488,785)	$(72,184)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS WTI Crude Oil Sub-Index	0.25	04/07/14	(108,344,369)	(543,435)
Swap agreement with Societe Generale S.A. based on Dow Jones-UBS WTI Crude Oil Sub-Index	0.25	04/07/14	(36,118,314)	71,219
Swap agreement with UBS AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	0.25	04/07/14	(112,771,776)	(148,531)

				$(692,931)

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $9,384,320 was pledged to cover margin requirements for open futures contracts as of March 31, 2014.
^	The positions and counterparties herein are as of March 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$36,973	$25,309

Expenses
Management fee	623,553	339,584
Brokerage commissions	12,693	7,035

Total expenses	636,246	346,619

Net investment income (loss)	(599,273)	(321,310)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,911,251)	(8,487,969)
Swap agreements	(9,366,750)	2,362,811
Short-term U.S. government and agency obligations	5,289	(671)

Net realized gain (loss)	(12,272,712)	(6,125,829)

Change in net unrealized appreciation/depreciation on
Futures contracts	(5,031,541)	4,261,245
Swap agreements	1,639,969	(5,761,354)
Short-term U.S. government and agency obligations	(1,878)	(938)

Change in net unrealized appreciation/depreciation	(3,393,450)	(1,501,047)

Net realized and unrealized gain (loss)	(15,666,162)	(7,626,876)

Net income (loss)	$(16,265,435)	$(7,948,186)

Net income (loss) per weighted-average share	$(1.87)	$(2.10)

Weighted-average shares outstanding	8,687,722	3,779,388

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$256,060,149

Addition of 7,700,000 shares	231,318,912
Redemption of 4,600,000 shares	(152,942,823)

Net addition (redemption) of 3,100,000 shares	78,376,089

Net investment income (loss)	(599,273)
Net realized gain (loss)	(12,272,712)
Change in net unrealized appreciation/depreciation	(3,393,450)

Net income (loss)	(16,265,435)

Shareholders’ equity, at March 31, 2014	$318,170,803

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$(16,265,435)	$(7,948,186)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(1,750,925)	(3,162,226)
Net sale (purchase) of short-term U.S. government and agency obligations	(40,675,851)	(58,428,161)
Change in unrealized appreciation/depreciation on investments	(1,638,091)	5,762,292
Decrease (Increase) in receivable on futures contracts	1,158,118	—
Increase (Decrease) in management fee payable	58,766	176,430
Increase (Decrease) in payable on futures contracts	—	371,637

Net cash provided by (used in) operating activities	(59,113,418)	(63,228,214)

Cash flow from financing activities
Proceeds from addition of shares	214,164,184	91,804,047
Payment on shares redeemed	(152,942,823)	(28,133,016)

Net cash provided by (used in) financing activities	61,221,361	63,671,031

Net increase (decrease) in cash	2,107,943	442,817
Cash, beginning of period	1,872,915	658,676

Cash, end of period	$3,980,858	$1,101,493

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$2,998,409	$564,647
Segregated cash balances with brokers for futures contracts	11,104,500	2,384,800
Short-term U.S. government and agency obligations (Note 3) (cost $56,750,896 and $18,274,602, respectively)	56,753,250	18,274,713
Receivable on open futures contracts	2,752,495	1,520,548

Total assets	73,608,654	22,744,708

Liabilities and shareholders’ equity
Liabilities
Management fee payable	64,110	9,941

Total liabilities	64,110	9,941

Shareholders’ equity
Shareholders’ equity	73,544,544	22,734,767

Total liabilities and shareholders’ equity	$73,608,654	$22,744,708

Shares outstanding	1,674,952	324,952

Net asset value per share	$43.91	$69.96

Market value per share (Note 2)	$43.71	$69.36

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(77% of shareholders’ equity)
U.S. Treasury Bills:
0.059% due 04/10/14	$675,000	$674,997
0.075% due 04/17/14	522,000	521,993
0.081% due 05/01/14	765,000	764,984
0.068% due 05/08/14	2,406,000	2,405,926
0.036% due 05/22/14	1,161,000	1,160,967
0.047% due 06/12/14	11,605,000	11,604,536
0.049% due 06/19/14	12,703,000	12,702,303
0.045% due 06/26/14	1,920,000	1,919,839
0.050% due 07/10/14	1,172,000	1,171,870
0.050% due 08/07/14	2,991,000	2,990,468
0.067% due 08/14/14	13,863,000	13,859,881
0.072% due 08/21/14	6,977,000	6,975,486

Total short-term U.S. government and agency obligations (cost $56,750,896)		$56,753,250

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires May 2014	3,365	$147,084,150	$4,479,320

††	Cash collateral in the amount of $11,104,500 was pledged to cover margin requirements for open futures contracts as of March 31, 2014.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$6,683	$2,401

Expenses
Management fee	131,806	36,143
Brokerage commissions	30,462	9,824

Total expenses	162,268	45,967

Net investment income (loss)	(155,585)	(43,566)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(9,215,034)	(1,773,421)
Short-term U.S. government and agency obligations	2,052	(104)

Net realized gain (loss)	(9,212,982)	(1,773,525)

Change in net unrealized appreciation/depreciation on
Futures contracts	3,437,020	(3,905,888)
Short-term U.S. government and agency obligations	2,243	(224)

Change in net unrealized appreciation/depreciation	3,439,263	(3,906,112)

Net realized and unrealized gain (loss)	(5,773,719)	(5,679,637)

Net income (loss)	$(5,929,304)	$(5,723,203)

Net income (loss) per weighted-average share (Note 1)	$(4.67)	$(33.69)

Weighted-average shares outstanding (Note 1)	1,270,507	169,869

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$22,734,767

Addition of 2,100,000 shares	89,514,809
Redemption of 750,000 shares	(32,775,728)

Net addition (redemption) of 1,350,000 shares	56,739,081

Net investment income (loss)	(155,585)
Net realized gain (loss)	(9,212,982)
Change in net unrealized appreciation/depreciation	3,439,263

Net income (loss)	(5,929,304)

Shareholders’ equity, at March 31, 2014	$73,544,544

See accompanying notes to financial statements.

PROSHARES ULTRASHORT DJ-UBS NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$(5,929,304)	$(5,723,203)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(8,719,700)	(1,092,470)
Net sale (purchase) of short-term U.S. government and agency obligations	(38,476,294)	(11,150,709)
Change in unrealized appreciation/depreciation on investments	(2,243)	224
Decrease (Increase) in receivable on futures contracts	(1,231,947)	190,419
Increase (Decrease) in management fee payable	54,169	13,807

Net cash provided by (used in) operating activities	(54,305,319)	(17,761,932)

Cash flow from financing activities
Proceeds from addition of shares	89,514,809	19,490,998
Payment on shares redeemed	(32,775,728)	(1,383,116)

Net cash provided by (used in) financing activities	56,739,081	18,107,882

Net increase (decrease) in cash	2,433,762	345,950
Cash, beginning of period	564,647	310,060

Cash, end of period	$2,998,409	$656,010

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$212,051	$197,647
Segregated cash balances with brokers for futures contracts	15,950	15,950
Short-term U.S. government and agency obligations (Note 3) (cost $105,836,793 and $148,987,995, respectively)	105,840,656	148,988,329
Unrealized appreciation on forward agreements	8,531,762	5,633,053
Receivable on open futures contracts	2,100	300

Total assets	114,602,519	154,835,279

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	15,275,004
Management fee payable	85,245	123,819

Total liabilities	85,245	15,398,823

Shareholders’ equity
Shareholders’ equity	114,517,274	139,436,456

Total liabilities and shareholders’ equity	$114,602,519	$154,835,279

Shares outstanding	1,296,978	1,346,978

Net asset value per share	$88.30	$103.52

Market value per share (Note 2)	$89.45	$103.53

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(92% of shareholders’ equity)
U.S. Treasury Bills:
0.070% due 04/03/14	$6,643,000	$6,642,996
0.070% due 05/01/14	1,971,000	1,970,959
0.075% due 05/08/14†	19,357,000	19,356,403
0.054% due 06/05/14†	16,065,000	16,064,420
0.037% due 06/12/14†	8,806,000	8,805,648
0.070% due 06/19/14†	6,960,000	6,959,618
0.058% due 08/07/14†	41,774,000	41,766,574
0.070% due 08/14/14†	4,275,000	4,274,038

Total short-term U.S. government and agency obligations (cost $105,836,793)		$105,840,656

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires June 2014	2	$256,760	$16,860

Forward Agreements^

	Rate Paid (Received)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.30%	04/07/14	$(94,700)	$(122,330,619)	$4,557,728
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.40	04/07/14	(32,598)	(42,109,118)	1,618,593
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.50	04/07/14	(15,600)	(20,151,612)	827,157
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.40	04/07/14	(34,150)	(44,113,946)	1,528,284

					$8,531,762

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $15,950 was pledged to cover margin requirements for open futures contracts as of March 31, 2014.
^	The positions and counterparties herein are as of March 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$15,195	$15,757

Expenses
Management fee	265,552	226,458
Brokerage commissions	16	16

Total expenses	265,568	226,474

Net investment income (loss)	(250,373)	(210,717)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(18,560)	33,420
Forward agreements	(22,131,127)	12,850,047
Short-term U.S. government and agency obligations	1,495	(399)

Net realized gain (loss)	(22,148,192)	12,883,068

Change in net unrealized appreciation/depreciation on
Futures contracts	2,340	(16,650)
Forward agreements	2,898,709	(6,976,138)
Short-term U.S. government and agency obligations	3,529	800

Change in net unrealized appreciation/depreciation	2,904,578	(6,991,988)

Net realized and unrealized gain (loss)	(19,243,614)	5,891,080

Net income (loss)	$(19,493,987)	$5,680,363

Net income (loss) per weighted-average share	$(15.41)	$3.85

Weighted-average shares outstanding	1,265,311	1,475,311

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$139,436,456

Addition of 300,000 shares	27,505,358
Redemption of 350,000 shares	(32,930,553)

Net addition (redemption) of (50,000) shares	(5,425,195)

Net investment income (loss)	(250,373)
Net realized gain (loss)	(22,148,192)
Change in net unrealized appreciation/depreciation	2,904,578

Net income (loss)	(19,493,987)

Shareholders’ equity, at March 31, 2014	$114,517,274

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$(19,493,987)	$5,680,363
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	—	2,970
Net sale (purchase) of short-term U.S. government and agency obligations	43,151,202	(19,580,879)
Change in unrealized appreciation/depreciation on investments	(2,902,238)	6,975,338
Decrease (Increase) in receivable on futures contracts	(1,800)	(2,300)
Increase (Decrease) in management fee payable	(38,574)	78,554
Increase (Decrease) in payable on futures contracts	—	(3,980)

Net cash provided by (used in) operating activities	20,714,603	(6,849,934)

Cash flow from financing activities
Proceeds from addition of shares	27,505,358	16,775,145
Payment on shares redeemed	(48,205,557)	(9,881,815)

Net cash provided by (used in) financing activities	(20,700,199)	6,893,330

Net increase (decrease) in cash	14,404	43,396
Cash, beginning of period	197,647	175,194

Cash, end of period	$212,051	$218,590

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$269,479	$461,167
Segregated cash balances with brokers for futures contracts	22,000	22,000
Short-term U.S. government and agency obligations (Note 3) (cost $67,185,974 and $114,822,672, respectively)	67,188,850	114,826,066
Unrealized appreciation on forward agreements	7,742,580	—
Receivable on open futures contracts	—	2,450

Total assets	75,222,909	115,311,683

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,135,426	—
Payable on open futures contracts	440	—
Management fee payable	62,762	94,140
Unrealized depreciation on forward agreements	—	2,227,857

Total liabilities	4,198,628	2,321,997

Shareholders’ equity
Shareholders’ equity	71,024,281	112,989,686

Total liabilities and shareholders’ equity	$75,222,909	$115,311,683

Shares outstanding	858,489	1,258,489

Net asset value per share	$82.73	$89.78

Market value per share (Note 2)	$84.24	$90.19

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(95% of shareholders’ equity)
U.S. Treasury Bills:
0.074% due 04/17/14	$4,251,000	$4,250,943
0.081% due 05/01/14†	11,629,000	11,628,758
0.052% due 05/22/14†	4,530,000	4,529,872
0.043% due 06/12/14	4,077,000	4,076,837
0.045% due 06/19/14†	21,402,000	21,400,826
0.058% due 08/07/14†	7,482,000	7,480,670
0.070% due 08/14/14†	7,040,000	7,038,416
0.073% due 08/21/14†	6,784,000	6,782,528

Total short-term U.S. government and agency obligations (cost $67,185,974)		$67,188,850

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires May 2014	2	$197,520	$5,330

Forward Agreements^

	Rate Paid (Received)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	0.30%	04/07/14	$(3,343,000)	$(66,767,733)	$3,858,673
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	0.40	04/07/14	(1,352,500)	(27,012,671)	1,401,484
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	0.50	04/07/14	(820,000)	(16,377,368)	920,983
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	0.45	04/07/14	(1,586,000)	(31,676,226)	1,561,440

					$7,742,580

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $22,000 was pledged to cover margin requirements for open futures contracts as of March 31, 2014.
^	The positions and counterparties herein are as of March 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$12,957	$22,355

Expenses
Management fee	204,160	250,527
Brokerage commissions	8	8

Total expenses	204,168	250,535

Net investment income (loss)	(191,211)	(228,180)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	5,350	31,940
Forward agreements	(12,619,755)	29,172,572
Short-term U.S. government and agency obligations	1,541	1,141

Net realized gain (loss)	(12,612,864)	29,205,653

Change in net unrealized appreciation/depreciation on
Futures contracts	(8,870)	(12,500)
Forward agreements	9,970,437	(19,052,397)
Short-term U.S. government and agency obligations	(518)	(3,354)

Change in net unrealized appreciation/depreciation	9,961,049	(19,068,251)

Net realized and unrealized gain (loss)	(2,651,815)	10,137,402

Net income (loss)	$(2,843,026)	$9,909,222

Net income (loss) per weighted-average share	$(2.64)	$4.64

Weighted-average shares outstanding	1,078,489	2,136,822

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$112,989,686

Addition of 550,000 shares	41,391,244
Redemption of 950,000 shares	(80,513,623)

Net addition (redemption) of (400,000) shares	(39,122,379)

Net investment income (loss)	(191,211)
Net realized gain (loss)	(12,612,864)
Change in net unrealized appreciation/depreciation	9,961,049

Net income (loss)	(2,843,026)

Shareholders’ equity, at March 31, 2014	$71,024,281

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$(2,843,026)	$9,909,222
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	—	3,300
Net sale (purchase) of short-term U.S. government and agency obligations	47,636,698	(19,143,896)
Change in unrealized appreciation/depreciation on investments	(9,969,919)	19,055,751
Decrease (Increase) in receivable on futures contracts	2,450	(2,890)
Increase (Decrease) in management fee payable	(31,378)	89,524
Increase (Decrease) in payable on futures contracts	440	(2,520)

Net cash provided by (used in) operating activities	34,795,265	9,908,491

Cash flow from financing activities
Proceeds from addition of shares	41,391,244	27,224,574
Payment on shares redeemed	(76,378,197)	(37,049,487)

Net cash provided by (used in) financing activities	(34,986,953)	(9,824,913)

Net increase (decrease) in cash	(191,688)	83,578
Cash, beginning of period	461,167	344,378

Cash, end of period	$269,479	$427,956

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$791,550	$863,980
Segregated cash balances with brokers for futures contracts	101,475	128,700
Short-term U.S. government and agency obligations (Note 3) (cost $6,226,796 and $7,901,405, respectively)	6,227,257	7,902,056
Receivable on open futures contracts	—	9,100

Total assets	7,120,282	8,903,836

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	12,300	—
Management fee payable	5,712	6,994

Total liabilities	18,012	6,994

Shareholders’ equity
Shareholders’ equity	7,102,270	8,896,842

Total liabilities and shareholders’ equity	$7,120,282	$8,903,836

Shares outstanding	200,005	250,005

Net asset value per share	$35.51	$35.59

Market value per share (Note 2)	$35.58	$35.66

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(88% of shareholders’ equity)
U.S. Treasury Bills:
0.046% due 06/05/14	$1,485,000	$1,484,946
0.086% due 06/12/14	1,543,000	1,542,938
0.045% due 06/19/14	411,000	410,978
0.071% due 08/21/14	2,789,000	2,788,395

Total short-term U.S. government and agency obligations (cost $6,226,796)		$6,227,257

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures - CME, expires June 2014	41	$7,059,175	$47,900

††	Cash collateral in the amount of $101,475 was pledged to cover margin requirements for open futures contracts as of March 31, 2014.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$1,046	$514

Expenses
Management fee	17,406	—
Brokerage commissions	239	116
Offering costs	—	10,110
Limitation by Sponsor	—	(1,307)

Total expenses	17,645	8,919

Net investment income (loss)	(16,599)	(8,405)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(66,588)	(8,000)
Short-term U.S. government and agency obligations	258	142

Net realized gain (loss)	(66,330)	(7,858)

Change in net unrealized appreciation/depreciation on
Futures contracts	81,131	116,769
Short-term U.S. government and agency obligations	(190)	(160)

Change in net unrealized appreciation/depreciation	80,941	116,609

Net realized and unrealized gain (loss)	14,611	108,751

Net income (loss)	$(1,988)	$100,346

Net income (loss) per weighted-average share	$(0.01)	$1.00

Weighted-average shares outstanding	207,783	100,005

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$8,896,842

Redemption of 50,000 shares	(1,792,584)

Net addition (redemption) of (50,000) shares	(1,792,584)

Net investment income (loss)	(16,599)
Net realized gain (loss)	(66,330)
Change in net unrealized appreciation/depreciation	80,941

Net income (loss)	(1,988)

Shareholders’ equity, at March 31, 2014	$7,102,270

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$(1,988)	$100,346
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	27,225	3,850
Net sale (purchase) of short-term U.S. government and agency obligations	1,674,609	37,779
Change in unrealized appreciation/depreciation on investments	190	160
Decrease (Increase) in receivable on futures contracts	9,100	6,612
Decrease (Increase) in Limitation by Sponsor	—	(1,307)
Change in offering cost	—	10,110
Increase (Decrease) in management fee payable	(1,282)	—
Increase (Decrease) in payable on futures contracts	12,300	12,300

Net cash provided by (used in) operating activities	1,720,154	169,850

Cash flow from financing activities
Payment on shares redeemed	(1,792,584)	—

Net cash provided by (used in) financing activities	(1,792,584)	—

Net increase (decrease) in cash	(72,430)	169,850
Cash, beginning of period	863,980	302,359

Cash, end of period	$791,550	$472,209

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$1,112,402	$2,751,320
Segregated cash balances with brokers for futures contracts	934,065	1,141,635
Short-term U.S. government and agency obligations (Note 3) (cost $19,226,421 and $24,197,046, respectively)	19,227,467	24,198,507

Total assets	21,273,934	28,091,462

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	89,099	86,166
Management fee payable	19,101	22,017

Total liabilities	108,200	108,183

Shareholders’ equity
Shareholders’ equity	21,165,734	27,983,279

Total liabilities and shareholders’ equity	$21,273,934	$28,091,462

Shares outstanding	500,005	600,005

Net asset value per share	$42.33	$46.64

Market value per share (Note 2)	$42.27	$46.66

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.073% due 04/03/14	$659,000	$659,000
0.066% due 04/17/14	1,269,000	1,268,983
0.085% due 04/24/14	651,000	650,988
0.076% due 05/01/14	2,167,000	2,166,955
0.088% due 05/08/14	2,324,000	2,323,928
0.067% due 05/22/14	9,779,000	9,778,723
0.045% due 06/12/14	1,399,000	1,398,944
0.045% due 06/19/14	980,000	979,946

Total short-term U.S. government and agency obligations (cost $19,226,421)		$19,227,467

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires June 2014	459	$42,342,750	$(1,221,879)

††	Cash collateral in the amount of $934,065 was pledged to cover margin requirements for open futures contracts as of March 31, 2014.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$3,864	$498

Expenses
Management fee	59,260	—
Brokerage commissions	3,782	398
Offering costs	—	10,110
Limitation by Sponsor	—	(1,341)

Total expenses	63,042	9,167

Net investment income (loss)	(59,178)	(8,669)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(78,609)	112,030
Short-term U.S. government and agency obligations	404	135

Net realized gain (loss)	(78,205)	112,165

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,139,484)	(195,160)
Short-term U.S. government and agency obligations	(415)	(159)

Change in net unrealized appreciation/depreciation	(2,139,899)	(195,319)

Net realized and unrealized gain (loss)	(2,218,104)	(83,154)

Net income (loss)	$(2,277,282)	$(91,823)

Net income (loss) per weighted-average share	$(4.13)	$(0.92)

Weighted-average shares outstanding	551,672	100,005

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$27,983,279

Redemption of 100,000 shares	(4,540,263)

Net addition (redemption) of (100,000) shares	(4,540,263)

Net investment income (loss)	(59,178)
Net realized gain (loss)	(78,205)
Change in net unrealized appreciation/depreciation	(2,139,899)

Net income (loss)	(2,277,282)

Shareholders’ equity, at March 31, 2014	$21,165,734

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$(2,277,282)	$(91,823)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	207,570	27,390
Net sale (purchase) of short-term U.S. government and agency obligations	4,970,625	(27,222)
Change in unrealized appreciation/depreciation on investments	415	159
Decrease (Increase) in receivable on futures contracts	—	(21,300)
Decrease (Increase) in Limitation by Sponsor	—	(1,341)
Change in offering cost	—	10,110
Increase (Decrease) in management fee payable	(2,916)	—
Increase (Decrease) in payable on futures contracts	2,933	(10,950)

Net cash provided by (used in) operating activities	2,901,345	(114,977)

Cash flow from financing activities
Payment on shares redeemed	(4,540,263)	—

Net cash provided by (used in) financing activities	(4,540,263)	—

Net increase (decrease) in cash	(1,638,918)	(114,977)
Cash, beginning of period	2,751,320	361,157

Cash, end of period	$1,112,402	$246,180

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$206,909	$218,940
Short-term U.S. government and agency obligations (Note 3) (cost $414,295,727 and $437,821,545, respectively)	414,310,854	437,847,159
Unrealized appreciation on foreign currency forward contracts	—	151,351

Total assets	414,517,763	438,217,450

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,971,084
Management fee payable	327,395	345,393
Unrealized depreciation on foreign currency forward contracts	3,724,310	13,899,858

Total liabilities	4,051,705	20,216,335

Shareholders’ equity
Shareholders’ equity	410,466,058	418,001,115

Total liabilities and shareholders’ equity	$414,517,763	$438,217,450

Shares outstanding	24,250,014	24,500,014

Net asset value per share	$16.93	$17.06

Market value per share (Note 2)	$16.93	$17.06

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(101% of shareholders’ equity)
U.S. Treasury Bills:
0.070% due 04/03/14	$39,196,000	$39,195,978
0.081% due 05/01/14	59,285,000	59,283,765
0.083% due 05/08/14†	81,810,000	81,807,478
0.086% due 06/12/14†	8,036,000	8,035,679
0.050% due 07/10/14†	32,975,000	32,971,336
0.066% due 08/07/14	7,838,000	7,836,607
0.061% due 08/14/14	100,034,000	100,011,492
0.071% due 08/21/14†	85,187,000	85,168,519

Total short-term U.S. government and agency obligations (cost $414,295,727)		$414,310,854

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	04/04/14	18,383,800	$25,325,422	$(150,026)
Euro with UBS AG	04/04/14	26,715,000	36,802,438	(225,321)

				$(375,347)

Contracts to Sell
Euro with Goldman Sachs International	04/04/14	(315,847,325)	$(435,109,546)	$(1,548,826)
Euro with UBS AG	04/04/14	(324,757,500)	(447,384,155)	(1,800,137)

				$(3,348,963)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$69,357	$87,230

Expenses
Management fee	970,756	1,180,343

Total expenses	970,756	1,180,343

Net investment income (loss)	(901,399)	(1,093,113)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(12,182,041)	(2,949,680)
Short-term U.S. government and agency obligations	1,938	(393)

Net realized gain (loss)	(12,180,103)	(2,950,073)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	10,024,197	26,813,021
Short-term U.S. government and agency obligations	(10,487)	(740)

Change in net unrealized appreciation/depreciation	10,013,710	26,812,281

Net realized and unrealized gain (loss)	(2,166,393)	23,862,208

Net income (loss)	$(3,067,792)	$22,769,095

Net income (loss) per weighted-average share	$(0.13)	$0.86

Weighted-average shares outstanding	24,156,681	26,607,236

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$418,001,115

Addition of 200,000 shares	3,360,054
Redemption of 450,000 shares	(7,827,319)

Net addition (redemption) of (250,000) shares	(4,467,265)

Net investment income (loss)	(901,399)
Net realized gain (loss)	(12,180,103)
Change in net unrealized appreciation/depreciation	10,013,710

Net income (loss)	(3,067,792)

Shareholders’ equity, at March 31, 2014	$410,466,058

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$(3,067,792)	$22,769,095
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	23,525,818	46,239,280
Change in unrealized appreciation/depreciation on investments	(10,013,710)	(26,812,281)
Increase (Decrease) in management fee payable	(17,998)	258,112

Net cash provided by (used in) operating activities	10,426,318	42,454,206

Cash flow from financing activities
Proceeds from addition of shares	3,360,054	40,321,956
Payment on shares redeemed	(13,798,403)	(82,800,121)

Net cash provided by (used in) financing activities	(10,438,349)	(42,478,165)

Net increase (decrease) in cash	(12,031)	(23,959)
Cash, beginning of period	218,940	276,372

Cash, end of period	$206,909	$252,413

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$400,052	$575,108
Short-term U.S. government and agency obligations (Note 3) (cost $400,704,523 and $558,563,134, respectively)	400,736,540	558,597,264
Unrealized appreciation on foreign currency forward contracts	6,121,534	31,317,568

Total assets	407,258,126	590,489,940

Liabilities and shareholders’ equity
Liabilities
Management fee payable	332,390	437,540
Unrealized depreciation on foreign currency forward contracts	1,275,150	1,930,884

Total liabilities	1,607,540	2,368,424

Shareholders’ equity
Shareholders’ equity	405,650,586	588,121,516

Total liabilities and shareholders’ equity	$407,258,126	$590,489,940

Shares outstanding	5,999,294	8,299,294

Net asset value per share	$67.62	$70.86

Market value per share (Note 2)	$67.62	$70.91

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(99% of shareholders’ equity)
U.S. Treasury Bills:
0.087% due 04/17/14	$31,984,000	$31,983,574
0.093% due 05/01/14	13,705,000	13,704,714
0.086% due 05/08/14†	19,927,000	19,926,386
0.052% due 05/22/14	38,964,000	38,962,896
0.076% due 06/05/14	79,259,000	79,256,138
0.086% due 06/12/14†	99,596,000	99,592,016
0.061% due 06/26/14†	85,148,000	85,140,881
0.050% due 07/10/14†	15,472,000	15,470,281
0.057% due 08/07/14†	9,148,000	9,146,374
0.070% due 08/28/14†	7,555,000	7,553,280

Total short-term U.S. government and agency obligations (cost $400,704,523)		$400,736,540

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	04/04/14	7,547,835,100	$73,124,249	$(874,876)
Yen with UBS AG	04/04/14	3,218,173,300	31,178,013	(400,274)

				$(1,275,150)

Contracts to Sell
Yen with Goldman Sachs International	04/04/14	(48,716,397,300)	$(471,969,766)	$3,209,960
Yen with UBS AG	04/04/14	(45,710,614,400)	(442,849,413)	2,911,574

				$6,121,534

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$78,224	$69,492

Expenses
Management fee	1,028,533	1,005,098

Total expenses	1,028,533	1,005,098

Net investment income (loss)	(950,309)	(935,606)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(102,730)	96,886,297
Short-term U.S. government and agency obligations	8,346	(662)

Net realized gain (loss)	(94,384)	96,885,635

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(24,540,300)	(35,381,549)
Short-term U.S. government and agency obligations	(2,113)	(3,808)

Change in net unrealized appreciation/depreciation	(24,542,413)	(35,385,357)

Net realized and unrealized gain (loss)	(24,636,797)	61,500,278

Net income (loss)	$(25,587,106)	$60,564,672

Net income (loss) per weighted-average share	$(3.93)	$8.05

Weighted-average shares outstanding	6,513,738	7,522,627

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$588,121,516

Addition of 150,000 shares	9,974,148
Redemption of 2,450,000 shares	(166,857,972)

Net addition (redemption) of (2,300,000) shares	(156,883,824)

Net investment income (loss)	(950,309)
Net realized gain (loss)	(94,384)
Change in net unrealized appreciation/depreciation	(24,542,413)

Net income (loss)	(25,587,106)

Shareholders’ equity, at March 31, 2014	$405,650,586

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$(25,587,106)	$60,564,672
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	157,858,611	(100,878,272)
Change in unrealized appreciation/depreciation on investments	24,542,413	35,385,357
Increase (Decrease) in management fee payable	(105,150)	409,085

Net cash provided by (used in) operating activities	156,708,768	(4,519,158)

Cash flow from financing activities
Proceeds from addition of shares	9,974,148	67,118,406
Payment on shares redeemed	(166,857,972)	(62,493,620)

Net cash provided by (used in) financing activities	(156,883,824)	4,624,786

Net increase (decrease) in cash	(175,056)	105,628
Cash, beginning of period	575,108	363,826

Cash, end of period	$400,052	$469,454

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$1,022,219	$85,642
Short-term U.S. government and agency obligations (Note 3) (cost $2,410,744 and $2,816,627, respectively)	2,410,896	2,816,688
Unrealized appreciation on swap agreements	—	15,078

Total assets	3,433,115	2,917,408

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,683	2,374
Unrealized depreciation on swap agreements	114,128	—

Total liabilities	116,811	2,374

Shareholders’ equity
Shareholders’ equity	3,316,304	2,915,034

Total liabilities and shareholders’ equity	$3,433,115	$2,917,408

Shares outstanding	150,014	150,014

Net asset value per share	$22.11	$19.43

Market value per share (Note 2)	$21.51	$19.13

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(73% of shareholders’ equity)
U.S. Treasury Bills:
0.081% due 05/01/14†	$192,000	$191,996
0.066% due 06/05/14†	1,163,000	1,162,958
0.045% due 06/19/14†	1,056,000	1,055,942

Total short-term U.S. government and agency obligations (cost $2,410,744)		$2,410,896

Swap Agreements^

	Rate Paid (Received)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Dow Jones-UBS Commodity Index	0.25%	04/07/14	$2,847,170	$(49,579)
Swap agreement with Goldman Sachs International based on Dow Jones-UBS Commodity Index	0.25	04/07/14	2,448,497	(40,052)
Swap agreement with UBS AG based on Dow Jones-UBS Commodity Index	0.60	04/07/14	1,327,486	(24,497)

				$(114,128)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of March 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$332	$750

Expenses
Management fee	7,289	12,379

Total expenses	7,289	12,379

Net investment income (loss)	(6,957)	(11,629)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	537,342	(508,897)
Short-term U.S. government and agency obligations	—	16

Net realized gain (loss)	537,342	(508,881)

Change in net unrealized appreciation/depreciation on
Swap agreements	(129,206)	421,315
Short-term U.S. government and agency obligations	91	(72)

Change in net unrealized appreciation/depreciation	(129,115)	421,243

Net realized and unrealized gain (loss)	408,227	(87,638)

Net income (loss)	$401,270	$(99,267)

Net income (loss) per weighted-average share	$2.67	$(0.46)

Weighted-average shares outstanding	150,014	217,236

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$2,915,034

Net investment income (loss)	(6,957)
Net realized gain (loss)	537,342
Change in net unrealized appreciation/depreciation	(129,115)

Net income (loss)	401,270

Shareholders’ equity, at March 31, 2014	$3,316,304

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$401,270	$(99,267)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	405,883	2,890,227
Change in unrealized appreciation/depreciation on investments	129,115	(421,243)
Increase (Decrease) in management fee payable	309	2,392

Net cash provided by (used in) operating activities	936,577	2,372,109

Cash flow from financing activities
Payment on shares redeemed	—	(1,275,613)

Net cash provided by (used in) financing activities	—	(1,275,613)

Net increase (decrease) in cash	936,577	1,096,496
Cash, beginning of period	85,642	167,546

Cash, end of period	$1,022,219	$1,264,042

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$1,682,198	$689,596
Segregated cash balances with brokers for futures contracts	2,925,780	3,821,895
Short-term U.S. government and agency obligations (Note 3) (cost $112,050,123 and $137,423,179, respectively)	112,053,990	137,435,610
Unrealized appreciation on swap agreements	959,951	1,957,893
Receivable on open futures contracts	121,862	—

Total assets	117,743,781	143,904,994

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	15,537,458	—
Payable on open futures contracts	—	997,210
Management fee payable	88,195	134,355

Total liabilities	15,625,653	1,131,565

Shareholders’ equity
Shareholders’ equity	102,118,128	142,773,429

Total liabilities and shareholders’ equity	$117,743,781	$143,904,994

Shares outstanding	2,949,170	4,449,170

Net asset value per share	$34.63	$32.09

Market value per share (Note 2)	$34.56	$32.22

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(110% of shareholders’ equity)
U.S. Treasury Bills:
0.073% due 04/03/14	$764,000	$764,000
0.077% due 04/10/14	6,830,000	6,829,966
0.080% due 04/17/14†	10,491,000	10,490,860
0.085% due 04/24/14	1,277,000	1,276,976
0.082% due 05/01/14†	5,257,000	5,256,890
0.035% due 05/08/14†	11,681,000	11,680,640
0.037% due 05/22/14†	11,090,000	11,089,686
0.076% due 06/05/14	424,000	423,985
0.035% due 06/12/14†	7,934,000	7,933,683
0.056% due 06/19/14†	10,110,000	10,109,445
0.035% due 06/26/14	1,538,000	1,537,871
0.049% due 07/10/14†	15,048,000	15,046,328
0.060% due 08/07/14†	6,913,000	6,911,771
0.067% due 08/21/14†	5,483,000	5,481,810
0.070% due 08/28/14†	17,224,000	17,220,079

Total short-term U.S. government and agency obligations (cost $112,050,123)		$112,053,990

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires May 2014	858	$87,155,640	$2,109,314

Swap Agreements^

	Rate Paid (Received)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	0.25%	04/07/14	$31,611,457	$136,953
Swap agreement with Goldman Sachs International based on Dow Jones-UBS WTI Crude Oil Sub-Index	0.25	04/07/14	38,736,489	289,177
Swap agreement with Societe Generale S.A. based on Dow Jones-UBS WTI Crude Oil Sub-Index	0.25	04/07/14	16,715,352	89,308
Swap agreement with UBS AG based on Dow Jones-UBS WTI Crude Oil Sub-Index	0.25	04/07/14	30,001,585	444,513

				$959,951

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $2,925,780 was pledged to cover margin requirements for open futures contracts as of March 31, 2014.
^	The positions and counterparties herein are as of March 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$21,701	$63,274

Expenses
Management fee	345,942	840,387
Brokerage commissions	9,151	14,917

Total expenses	355,093	855,304

Net investment income (loss)	(333,392)	(792,030)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	7,591,428	39,747,184
Swap agreements	13,602,240	26,817,141
Short-term U.S. government and agency obligations	6,387	(1,033)

Net realized gain (loss)	21,200,055	66,563,292

Change in net unrealized appreciation/depreciation on
Futures contracts	1,482,653	(20,597,894)
Swap agreements	(997,942)	(8,140,049)
Short-term U.S. government and agency obligations	(8,564)	(11,459)

Change in net unrealized appreciation/depreciation	476,147	(28,749,402)

Net realized and unrealized gain (loss)	21,676,202	37,813,890

Net income (loss)	$21,342,810	$37,021,860

Net income (loss) per weighted-average share	$4.56	$3.15

Weighted-average shares outstanding	4,680,281	11,755,281

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$142,773,429

Addition of 4,350,000 shares	127,214,584
Redemption of 5,850,000 shares	(189,212,695)

Net addition (redemption) of (1,500,000) shares	(61,998,111)

Net investment income (loss)	(333,392)
Net realized gain (loss)	21,200,055
Change in net unrealized appreciation/depreciation	476,147

Net income (loss)	21,342,810

Shareholders’ equity, at March 31, 2014	$102,118,128

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$21,342,810	$37,021,860
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	896,115	9,447,127
Net sale (purchase) of short-term U.S. government and agency obligations	25,373,056	133,651,080
Change in unrealized appreciation/depreciation on investments	1,006,506	8,151,508
Decrease (Increase) in receivable on futures contracts	(121,862)	1,044,112
Increase (Decrease) in management fee payable	(46,160)	97,262
Increase (Decrease) in payable on futures contracts	(997,210)	—

Net cash provided by (used in) operating activities	47,453,255	189,412,949

Cash flow from financing activities
Proceeds from addition of shares	127,214,584	24,265,179
Payment on shares redeemed	(173,675,237)	(214,347,828)

Net cash provided by (used in) financing activities	(46,460,653)	(190,082,649)

Net increase (decrease) in cash	992,602	(669,700)
Cash, beginning of period	689,596	2,198,932

Cash, end of period	$1,682,198	$1,529,232

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$803,776	$3,102,827
Segregated cash balances with brokers for futures contracts	3,204,300	6,602,200
Short-term U.S. government and agency obligations (Note 3) (cost $18,277,464 and $58,918,095, respectively)	18,277,978	58,921,011

Total assets	22,286,054	68,626,038

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	1,050,517	5,628,532
Management fee payable	23,687	81,727

Total liabilities	1,074,204	5,710,259

Shareholders’ equity
Shareholders’ equity	21,211,850	62,915,779

Total liabilities and shareholders’ equity	$22,286,054	$68,626,038

Shares outstanding	469,941	1,619,941

Net asset value per share	$45.14	$38.84

Market value per share (Note 2)	$45.32	$39.28

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills:
0.074% due 04/03/14	$742,000	$742,000
0.061% due 04/10/14	4,896,000	4,895,976
0.080% due 04/17/14	43,000	42,999
0.082% due 04/24/14	3,354,000	3,353,936
0.093% due 05/01/14	222,000	221,995
0.035% due 05/08/14	958,000	957,970
0.058% due 05/22/14	2,521,000	2,520,929
0.076% due 06/05/14	259,000	258,991
0.048% due 06/12/14	289,000	288,988
0.049% due 07/10/14	2,226,000	2,225,753
0.057% due 08/07/14	1,361,000	1,360,758
0.073% due 08/14/14	1,408,000	1,407,683

Total short-term U.S. government and agency obligations (cost $18,277,464)		$18,277,978

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires May 2014	971	$42,442,410	$(1,851,411)

††	Cash collateral in the amount of $3,204,300 was pledged to cover margin requirements for open futures contracts as of March 31, 2014.

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$6,273	$11,677

Expenses
Management fee	105,844	176,613
Brokerage commissions	17,991	32,935

Total expenses	123,835	209,548

Net investment income (loss)	(117,562)	(197,871)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	16,803,375	5,748,194
Short-term U.S. government and agency obligations	2,707	1,193

Net realized gain (loss)	16,806,082	5,749,387

Change in net unrealized appreciation/depreciation on
Futures contracts	1,805,128	17,861,568
Short-term U.S. government and agency obligations	(2,402)	1,275

Change in net unrealized appreciation/depreciation	1,802,726	17,862,843

Net realized and unrealized gain (loss)	18,608,808	23,612,230

Net income (loss)	$18,491,246	$23,414,359

Net income (loss) per weighted-average share	$18.61	$12.31

Weighted-average shares outstanding	993,830	1,902,163

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$62,915,779

Addition of 200,000 shares	9,133,238
Redemption of 1,350,000 shares	(69,328,413)

Net addition (redemption) of (1,150,000) shares	(60,195,175)

Net investment income (loss)	(117,562)
Net realized gain (loss)	16,806,082
Change in net unrealized appreciation/depreciation	1,802,726

Net income (loss)	18,491,246

Shareholders’ equity, at March 31, 2014	$21,211,850

See accompanying notes to financial statements.

PROSHARES ULTRA DJ-UBS NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$18,491,246	$23,414,359
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	3,397,900	4,378,210
Net sale (purchase) of short-term U.S. government and agency obligations	40,640,631	10,612,320
Change in unrealized appreciation/depreciation on investments	2,402	(1,275)
Increase (Decrease) in management fee payable	(58,040)	59,580
Increase (Decrease) in payable on futures contracts	(4,578,015)	(4,057,094)

Net cash provided by (used in) operating activities	57,896,124	34,406,100

Cash flow from financing activities
Proceeds from addition of shares	9,133,238	35,932,249
Payment on shares redeemed	(69,328,413)	(70,895,102)

Net cash provided by (used in) financing activities	(60,195,175)	(34,962,853)

Net increase (decrease) in cash	(2,299,051)	(556,753)
Cash, beginning of period	3,102,827	3,385,764

Cash, end of period	$803,776	$2,829,011

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$147,280	$142,566
Segregated cash balances with brokers for futures contracts	15,950	15,950
Short-term U.S. government and agency obligations (Note 3) (cost $148,333,041 and $140,884,104, respectively)	148,339,252	140,880,950

Total assets	148,502,482	141,039,466

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,097,225
Payable on open futures contracts	2,200	300
Management fee payable	120,107	111,562
Unrealized depreciation on forward agreements	12,010,072	6,812,974

Total liabilities	12,132,379	9,022,061

Shareholders’ equity
Shareholders’ equity	136,370,103	132,017,405

Total liabilities and shareholders’ equity	$148,502,482	$141,039,466

Shares outstanding	2,900,014	3,200,014

Net asset value per share	$47.02	$41.26

Market value per share (Note 2)	$46.34	$41.26

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(109% of shareholders’ equity)
U.S. Treasury Bills:
0.080% due 04/17/14†	$10,244,000	$10,243,864
0.070% due 05/22/14†	13,207,000	13,206,626
0.046% due 06/05/14	19,572,000	19,571,293
0.086% due 06/12/14	334,000	333,987
0.045% due 06/19/14†	41,501,000	41,498,723
0.057% due 08/07/14†	44,403,000	44,395,106
0.070% due 08/28/14†	19,094,000	19,089,653

Total short-term U.S. government and agency obligations (cost $148,333,041)		$148,339,252

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires June 2014	2	$256,760	$(16,860)

Forward Agreements^

	Rate Paid (Received)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.30%	04/07/14	$109,900	$141,965,523	$(6,314,073)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.45	04/07/14	41,220	53,246,759	(2,340,133)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.50	04/07/14	21,000	27,127,170	(1,128,141)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.40	04/07/14	38,800	50,120,676	(2,227,725)

					$(12,010,072)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $15,950 was pledged to cover margin requirements for open futures contracts as of March 31, 2014.
^	The positions and counterparties herein are as of March 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$13,828	$59,078

Expenses
Management fee	331,351	762,612
Brokerage commissions	16	16

Total expenses	331,367	762,628

Net investment income (loss)	(317,539)	(703,550)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	18,520	(33,500)
Forward agreements	23,415,100	(50,381,705)
Short-term U.S. government and agency obligations	(70)	2,659

Net realized gain (loss)	23,433,550	(50,412,546)

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,300)	16,620
Forward agreements	(5,197,098)	24,874,498
Short-term U.S. government and agency obligations	9,365	(8,586)

Change in net unrealized appreciation/depreciation	(5,190,033)	24,882,532

Net realized and unrealized gain (loss)	18,243,517	(25,530,014)

Net income (loss)	$17,925,978	$(26,233,564)

Net income (loss) per weighted-average share	$5.98	$(6.50)

Weighted-average shares outstanding	2,996,125	4,034,458

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$132,017,405

Addition of 100,000 shares	4,708,180
Redemption of 400,000 shares	(18,281,460)

Net addition (redemption) of (300,000) shares	(13,573,280)

Net investment income (loss)	(317,539)
Net realized gain (loss)	23,433,550
Change in net unrealized appreciation/depreciation	(5,190,033)

Net income (loss)	17,925,978

Shareholders’ equity, at March 31, 2014	$136,370,103

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$17,925,978	$(26,233,564)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	—	2,970
Net sale (purchase) of short-term U.S. government and agency obligations	(7,448,937)	43,232,276
Change in unrealized appreciation/depreciation on investments	5,187,733	(24,865,912)
Decrease (Increase) in receivable on futures contracts	—	3,980
Increase (Decrease) in management fee payable	8,545	210,040
Increase (Decrease) in payable on futures contracts	1,900	2,300

Net cash provided by (used in) operating activities	15,675,219	(7,647,910)

Cash flow from financing activities
Proceeds from addition of shares	4,708,180	7,641,793
Payment on shares redeemed	(20,378,685)	—

Net cash provided by (used in) financing activities	(15,670,505)	7,641,793

Net increase (decrease) in cash	4,714	(6,117)
Cash, beginning of period	142,566	342,345

Cash, end of period	$147,280	$336,228

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$530,530	$463,001
Segregated cash balances with brokers for futures contracts	22,000	22,000
Short-term U.S. government and agency obligations (Note 3) (cost $530,685,172 and $467,849,038, respectively)	530,701,182	467,868,976
Receivable from capital shares sold	9,786,524	—

Total assets	541,040,236	468,353,977

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	380	2,450
Management fee payable	416,258	379,128
Unrealized depreciation on forward agreements	58,138,361	2,492,880

Total liabilities	58,554,999	2,874,458

Shareholders’ equity
Shareholders’ equity	482,485,237	465,479,519

Total liabilities and shareholders’ equity	$541,040,236	$468,353,977

Shares outstanding	7,396,533	7,350,007

Net asset value per share	$65.23	$63.33

Market value per share (Note 2)	$64.12	$63.04

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(110% of shareholders’ equity)
U.S. Treasury Bills:
0.070% due 04/03/14	$14,766,000	$14,765,992
0.066% due 04/10/14†	7,392,000	7,391,963
0.080% due 04/17/14†	119,398,000	119,396,408
0.093% due 04/24/14†	2,451,000	2,450,953
0.093% due 05/01/14	2,934,000	2,933,939
0.088% due 05/08/14†	5,528,000	5,527,830
0.033% due 05/22/14†	177,607,000	177,601,968
0.046% due 06/05/14	26,127,000	26,126,057
0.045% due 06/19/14†	89,531,000	89,526,088
0.046% due 07/10/14†	17,973,000	17,971,003
0.067% due 08/07/14†	4,977,000	4,976,115
0.070% due 08/14/14†	11,706,000	11,703,366
0.070% due 08/28/14†	46,560,000	46,549,401
0.071% due 09/04/14†	3,781,000	3,780,099

Total short-term U.S. government and agency obligations (cost $530,685,172)		$530,701,182

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires May 2014	2	$197,520	$(5,330)

Forward Agreements^

	Rate Paid (Received)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	0.30%	04/07/14	$25,173,000	$502,765,225	$(30,257,024)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	0.45	04/07/14	9,451,800	188,775,130	(11,457,887)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	0.50	04/07/14	4,307,000	86,021,127	(5,025,453)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	0.45	04/07/14	9,372,000	187,181,333	(11,397,997)

					$(58,138,361)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $22,000 was pledged to cover margin requirements for open futures contracts as of March 31, 2014.
^	The positions and counterparties herein are as of March 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$62,602	$159,260

Expenses
Management fee	1,187,904	1,783,659
Brokerage commissions	8	8

Total expenses	1,187,912	1,783,667

Net investment income (loss)	(1,125,310)	(1,624,407)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(5,350)	(32,140)
Forward agreements	73,960,922	(215,656,408)
Short-term U.S. government and agency obligations	3,069	14,213

Net realized gain (loss)	73,958,641	(215,674,335)

Change in net unrealized appreciation/depreciation on
Futures contracts	8,870	12,250
Forward agreements	(55,645,481)	137,633,988
Short-term U.S. government and agency obligations	(3,928)	(27,621)

Change in net unrealized appreciation/depreciation	(55,640,539)	137,618,617

Net realized and unrealized gain (loss)	18,318,102	(78,055,718)

Net income (loss)	$17,192,792	$(79,680,125)

Net income (loss) per weighted-average share (Note 1)	$2.34	$(17.88)

Weighted-average shares outstanding (Note 1)	7,332,328	4,456,118

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$465,479,519

Addition of 787,500 shares (Note 1)	53,059,528
Redemption of 740,974 shares (Note 1)	(53,246,602)

Net addition (redemption) of 46,526 shares (Note 1)	(187,074)

Net investment income (loss)	(1,125,310)
Net realized gain (loss)	73,958,641
Change in net unrealized appreciation/depreciation	(55,640,539)

Net income (loss)	17,192,792

Shareholders’ equity, at March 31, 2014	$482,485,237

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$17,192,792	$(79,680,125)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	—	3,300
Net sale (purchase) of short-term U.S. government and agency obligations	(62,836,134)	136,068,407
Change in unrealized appreciation/depreciation on investments	55,649,409	(137,606,367)
Decrease (Increase) in receivable on futures contracts	—	2,520
Increase (Decrease) in management fee payable	37,130	486,307
Increase (Decrease) in payable on futures contracts	(2,070)	2,890

Net cash provided by (used in) operating activities	10,041,127	(80,723,068)

Cash flow from financing activities
Proceeds from addition of shares	43,273,004	87,889,563
Payment on shares redeemed	(53,246,602)	(7,301,114)

Net cash provided by (used in) financing activities	(9,973,598)	80,588,449

Net increase (decrease) in cash	67,529	(134,619)
Cash, beginning of period	463,001	890,051

Cash, end of period	$530,530	$755,432

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$505,170	$314,796
Segregated cash balances with brokers for futures contracts	152,625	128,865
Short-term U.S. government and agency obligations (Note 3) (cost $2,775,556 and $2,716,026, respectively)	2,775,892	2,716,439
Receivable on open futures contracts	13,503	10,650

Total assets	3,447,190	3,170,750

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,654	2,585

Total liabilities	2,654	2,585

Shareholders’ equity
Shareholders’ equity	3,444,536	3,168,165

Total liabilities and shareholders’ equity	$3,447,190	$3,170,750

Shares outstanding	100,005	100,005

Net asset value per share	$34.44	$31.68

Market value per share (Note 2)	$34.46	$31.61

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(81% of shareholders’ equity)
U.S. Treasury Bills:
0.065% due 04/17/14	$86,000	$85,999
0.046% due 06/05/14	242,000	241,991
0.086% due 06/12/14	2,448,000	2,447,902

Total short-term U.S. government and agency obligations (cost $2,775,556)		$2,775,892

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires June 2014	75	$6,918,750	$192,985

††	Cash collateral in the amount of $152,625 was pledged to cover margin requirements for open futures contracts as of March 31, 2014.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$558	$646

Expenses
Management fee	7,508	—
Brokerage commissions	380	362
Offering costs	—	10,110
Limitation by Sponsor	—	(334)

Total expenses	7,888	10,138

Net investment income (loss)	(7,330)	(9,492)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(27,427)	(149,275)
Short-term U.S. government and agency obligations	—	(95)

Net realized gain (loss)	(27,427)	(149,370)

Change in net unrealized appreciation/depreciation on
Futures contracts	311,205	223,960
Short-term U.S. government and agency obligations	(77)	(160)

Change in net unrealized appreciation/depreciation	311,128	223,800

Net realized and unrealized gain (loss)	283,701	74,430

Net income (loss)	$276,371	$64,938

Net income (loss) per weighted-average share	$2.76	$0.65

Weighted-average shares outstanding	100,005	100,005

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$3,168,165

Net investment income (loss)	(7,330)
Net realized gain (loss)	(27,427)
Change in net unrealized appreciation/depreciation	311,128

Net income (loss)	276,371

Shareholders’ equity, at March 31, 2014	$3,444,536

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$276,371	$64,938
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(23,760)	24,750
Net sale (purchase) of short-term U.S. government and agency obligations	(59,530)	(106,168)
Change in unrealized appreciation/depreciation on investments	77	159
Decrease (Increase) in receivable on futures contracts	(2,853)	12,000
Decrease (Increase) in Limitation by Sponsor	—	(334)
Change in offering cost	—	10,110
Increase (Decrease) in management fee payable	69	—
Increase (Decrease) in payable on futures contracts	—	22,982

Net cash provided by (used in) operating activities	190,374	28,437

Net increase (decrease) in cash	190,374	28,437
Cash, beginning of period	314,796	426,634

Cash, end of period	$505,170	$455,071

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$276,678	$49,723
Short-term U.S. government and agency obligations (Note 3) (cost $2,307,628 and $2,455,715, respectively)	2,307,737	2,455,863
Unrealized appreciation on foreign currency forward contracts	21,019	120,908

Total assets	2,605,434	2,626,494

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,117	2,721
Unrealized depreciation on foreign currency forward contracts	35	19,946

Total liabilities	2,152	22,667

Shareholders’ equity
Shareholders’ equity	2,603,282	2,603,827

Total liabilities and shareholders’ equity	$2,605,434	$2,626,494

Shares outstanding	100,014	100,014

Net asset value per share	$26.03	$26.03

Market value per share (Note 2)	$25.98	$25.98

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(89% of shareholders’ equity)
U.S. Treasury Bills:
0.061% due 06/05/14†	$638,000	$637,977
0.045% due 06/19/14†	467,000	466,974
0.060% due 08/07/14	1,203,000	1,202,786

Total short-term U.S. government and agency obligations (cost $2,307,628)		$2,307,737

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	04/04/14	788,225	$1,085,855	$4,214
Euro with UBS AG	04/04/14	3,071,000	4,230,593	16,581

				$20,795

Contracts to Sell
Euro with Goldman Sachs International	04/04/14	(51,500)	$(70,946)	$224
Euro with UBS AG	04/04/14	(27,600)	(38,021)	(35)

				$189

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$378	$676

Expenses
Management fee	6,042	11,400

Total expenses	6,042	11,400

Net investment income (loss)	(5,664)	(10,724)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	85,136	(65,362)
Short-term U.S. government and agency obligations	—	14

Net realized gain (loss)	85,136	(65,348)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(79,978)	(221,155)
Short-term U.S. government and agency obligations	(39)	(22)

Change in net unrealized appreciation/depreciation	(80,017)	(221,177)

Net realized and unrealized gain (loss)	5,119	(286,525)

Net income (loss)	$(545)	$(297,249)

Net income (loss) per weighted-average share	$(0.01)	$(1.49)

Weighted-average shares outstanding	100,014	200,014

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$2,603,827

Net investment income (loss)	(5,664)
Net realized gain (loss)	85,136
Change in net unrealized appreciation/depreciation	(80,017)

Net income (loss)	(545)

Shareholders’ equity, at March 31, 2014	$2,603,282

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$(545)	$(297,249)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	148,087	68,002
Change in unrealized appreciation/depreciation on investments	80,017	221,177
Increase (Decrease) in management fee payable	(604)	3,545

Net cash provided by (used in) operating activities	226,955	(4,525)

Net increase (decrease) in cash	226,955	(4,525)
Cash, beginning of period	49,723	240,086

Cash, end of period	$276,678	$235,561

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$467,904	$28,116
Short-term U.S. government and agency obligations (Note 3) (cost $2,471,639 and $2,928,242, respectively)	2,471,851	2,928,556
Unrealized appreciation on foreign currency forward contracts	1,004	4,052

Total assets	2,940,759	2,960,724

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,383	2,337
Unrealized depreciation on foreign currency forward contracts	42,233	163,361

Total liabilities	44,616	165,698

Shareholders’ equity
Shareholders’ equity	2,896,143	2,795,026

Total liabilities and shareholders’ equity	$2,940,759	$2,960,724

Shares outstanding	150,014	150,014

Net asset value per share	$19.31	$18.63

Market value per share (Note 2)	$19.29	$18.61

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(85% of shareholders’ equity)
U.S. Treasury Bills:
0.086% due 06/12/14†	$1,355,000	$1,354,946
0.045% due 06/19/14	310,000	309,983
0.045% due 06/26/14	446,000	445,962
0.050% due 07/10/14†	361,000	360,960

Total short-term U.S. government and agency obligations (cost $2,471,639)		$2,471,851

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	04/04/14	304,953,900	$2,954,426	$(20,852)
Yen with UBS AG	04/04/14	313,415,000	3,036,399	(21,381)

				$(42,233)

Contracts to Sell
Yen with Goldman Sachs International	04/04/14	(13,523,300)	$(131,016)	$929
Yen with UBS AG	04/04/14	(6,832,900)	(66,198)	75

				$1,004

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$435	$826

Expenses
Management fee	6,855	10,886

Total expenses	6,855	10,886

Net investment income (loss)	(6,420)	(10,060)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(10,517)	(1,217,971)
Short-term U.S. government and agency obligations	76	42

Net realized gain (loss)	(10,441)	(1,217,929)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	118,080	423,734
Short-term U.S. government and agency obligations	(102)	(159)

Change in net unrealized appreciation/depreciation	117,978	423,575

Net realized and unrealized gain (loss)	107,537	(794,354)

Net income (loss)	$101,117	$(804,414)

Net income (loss) per weighted-average share	$0.67	$(4.30)

Weighted-average shares outstanding	150,014	187,236

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$2,795,026

Net investment income (loss)	(6,420)
Net realized gain (loss)	(10,441)
Change in net unrealized appreciation/depreciation	117,978

Net income (loss)	101,117

Shareholders’ equity, at March 31, 2014	$2,896,143

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$101,117	$(804,414)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	456,603	1,052,825
Change in unrealized appreciation/depreciation on investments	(117,978)	(423,575)
Increase (Decrease) in management fee payable	46	3,411

Net cash provided by (used in) operating activities	439,788	(171,753)

Cash flow from financing activities
Proceeds from addition of shares	—	1,323,474
Payment on shares redeemed	—	(1,180,652)

Net cash provided by (used in) financing activities	—	142,822

Net increase (decrease) in cash	439,788	(28,931)
Cash, beginning of period	28,116	138,033

Cash, end of period	$467,904	$109,102

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$1,867,520	$4,333,752
Segregated cash balances with brokers for futures contracts	24,889,000	64,020,350
Short-term U.S. government and agency obligations (Note 3) (cost $94,147,330 and $207,628,319, respectively)	94,150,810	207,636,383
Receivable on open futures contracts	—	3,179,017

Total assets	120,907,330	279,169,502

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	8,562,195
Payable on open futures contracts	3,088,786	—
Management fee payable	86,075	208,753

Total liabilities	3,174,861	8,770,948

Shareholders’ equity
Shareholders’ equity	117,732,469	270,398,554

Total liabilities and shareholders’ equity	$120,907,330	$279,169,502

Shares outstanding	4,174,812	9,474,812

Net asset value per share	$28.20	$28.54

Market value per share (Note 2)	$28.10	$28.53

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(80% of shareholders’ equity)
U.S. Treasury Bills:
0.075% due 04/03/14	$380,000	$380,000
0.067% due 04/10/14	10,572,000	10,571,947
0.077% due 04/17/14	826,000	825,989
0.082% due 04/24/14	4,895,000	4,894,906
0.068% due 05/08/14	2,126,000	2,125,934
0.046% due 06/05/14	8,612,000	8,611,689
0.045% due 06/12/14	15,734,000	15,733,371
0.035% due 06/26/14	2,539,000	2,538,788
0.048% due 07/10/14	1,424,000	1,423,842
0.055% due 08/07/14	5,843,000	5,841,961
0.069% due 08/14/14	8,826,000	8,824,014
0.067% due 08/21/14	4,099,000	4,098,111
0.066% due 09/04/14	28,287,000	28,280,258

Total short-term U.S. government and agency obligations (cost $94,147,330)		$94,150,810

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2014	3,998	$60,569,700	$(3,342,385)
VIX Futures - CBOE, expires May 2014	3,632	57,567,200	(1,684,580)

			$(5,026,965)

††	Cash collateral in the amount of $24,889,000 was pledged to cover margin requirements for open futures contracts as of March 31, 2014.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$23,668	$24,328

Expenses
Management fee	377,465	351,671

Total expenses	377,465	351,671

Net investment income (loss)	(353,797)	(327,343)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	15,779,707	(55,408,949)
Short-term U.S. government and agency obligations	6,606	(1,762)

Net realized gain (loss)	15,786,313	(55,410,711)

Change in net unrealized appreciation/depreciation on
Futures contracts	11,625,721	(8,124,641)
Short-term U.S. government and agency obligations	(4,584)	(71)

Change in net unrealized appreciation/depreciation	11,621,137	(8,124,712)

Net realized and unrealized gain (loss)	27,407,450	(63,535,423)

Net income (loss)	$27,053,653	$(63,862,766)

Net income (loss) per weighted-average share (Note 1)	$4.41	$(23.44)

Weighted-average shares outstanding (Note 1)	6,135,368	2,724,723

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$270,398,554

Addition of 1,475,000 shares	42,065,649
Redemption of 6,775,000 shares	(221,785,387)

Net addition (redemption) of (5,300,000) shares	(179,719,738)

Net investment income (loss)	(353,797)
Net realized gain (loss)	15,786,313
Change in net unrealized appreciation/depreciation	11,621,137

Net income (loss)	27,053,653

Shareholders’ equity, at March 31, 2014	$117,732,469

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$27,053,653	$(63,862,766)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	39,131,350	(32,971,498)
Net sale (purchase) of short-term U.S. government and agency obligations	113,480,989	(8,875,959)
Change in unrealized appreciation/depreciation on investments	4,584	71
Decrease (Increase) in receivable on futures contracts	3,179,017	—
Increase (Decrease) in management fee payable	(122,678)	142,555
Increase (Decrease) in payable on futures contracts	3,088,786	(29,068,833)

Net cash provided by (used in) operating activities	185,815,701	(134,636,430)

Cash flow from financing activities
Proceeds from addition of shares	42,065,649	197,130,250
Payment on shares redeemed	(230,347,582)	(62,230,720)

Net cash provided by (used in) financing activities	(188,281,933)	134,899,530

Net increase (decrease) in cash	(2,466,232)	263,100
Cash, beginning of period	4,333,752	2,989,958

Cash, end of period	$1,867,520	$3,253,058

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$1,019,417	$1,906,397
Segregated cash balances with brokers for futures contracts	9,129,600	8,454,390
Short-term U.S. government and agency obligations (Note 3) (cost $48,694,338 and $46,039,268, respectively)	48,695,771	46,040,233
Receivable on open futures contracts	—	100,734

Total assets	58,844,788	56,501,754

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,321,983
Payable on open futures contracts	1,009,664	—
Management fee payable	42,307	45,448

Total liabilities	1,051,971	5,367,431

Shareholders’ equity
Shareholders’ equity	57,792,817	51,134,323

Total liabilities and shareholders’ equity	$58,844,788	$56,501,754

Shares outstanding	3,125,005	2,650,005

Net asset value per share	$18.49	$19.30

Market value per share (Note 2)	$18.50	$19.29

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(84% of shareholders’ equity)
U.S. Treasury Bills:
0.071% due 04/10/14	$3,040,000	$3,039,985
0.066% due 04/17/14	164,000	163,998
0.077% due 05/01/14	2,053,000	2,052,957
0.086% due 05/08/14	58,000	57,998
0.045% due 05/22/14	2,282,000	2,281,935
0.045% due 06/12/14	5,198,000	5,197,792
0.037% due 06/26/14	6,316,000	6,315,472
0.050% due 07/10/14	18,548,000	18,545,939
0.057% due 08/07/14	3,780,000	3,779,328
0.069% due 08/14/14	3,328,000	3,327,251
0.067% due 08/21/14	2,464,000	2,463,466
0.071% due 09/04/14	1,470,000	1,469,650

Total short-term U.S. government and agency obligations (cost $48,694,338)		$48,695,771

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2014	576	$9,763,200	$(439,150)
VIX Futures - CBOE, expires August 2014	1,099	19,067,650	(953,310)
VIX Futures - CBOE, expires September 2014	1,099	19,507,250	(494,910)
VIX Futures - CBOE, expires October 2014	524	9,458,200	(119,840)

			$(2,007,210)

††	Cash collateral in the amount of $9,129,600 was pledged to cover margin requirements for open futures contracts as of March 31, 2014.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$5,328	$7,320

Expenses
Management fee	115,336	104,816

Total expenses	115,336	104,816

Net investment income (loss)	(110,008)	(97,496)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(5,397,902)	(10,260,171)
Short-term U.S. government and agency obligations	483	486

Net realized gain (loss)	(5,397,419)	(10,259,685)

Change in net unrealized appreciation/depreciation on
Futures contracts	2,889,479	(406,019)
Short-term U.S. government and agency obligations	468	(1,220)

Change in net unrealized appreciation/depreciation	2,889,947	(407,239)

Net realized and unrealized gain (loss)	(2,507,472)	(10,666,924)

Net income (loss)	$(2,617,480)	$(10,764,420)

Net income (loss) per weighted-average share	$(0.91)	$(5.95)

Weighted-average shares outstanding	2,872,505	1,808,616

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$51,134,323

Addition of 1,100,000 shares	21,263,524
Redemption of 625,000 shares	(11,987,550)

Net addition (redemption) of 475,000 shares	9,275,974

Net investment income (loss)	(110,008)
Net realized gain (loss)	(5,397,419)
Change in net unrealized appreciation/depreciation	2,889,947

Net income (loss)	(2,617,480)

Shareholders’ equity, at March 31, 2014	$57,792,817

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$(2,617,480)	$(10,764,420)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(675,210)	(9,121,501)
Net sale (purchase) of short-term U.S. government and agency obligations	(2,655,070)	30,227,208
Change in unrealized appreciation/depreciation on investments	(468)	1,220
Decrease (Increase) in receivable on futures contracts	100,734	(211,350)
Increase (Decrease) in management fee payable	(3,141)	20,663
Increase (Decrease) in payable on futures contracts	1,009,664	(1,890,675)

Net cash provided by (used in) operating activities	(4,840,971)	8,261,145

Cash flow from financing activities
Proceeds from addition of shares	21,263,524	51,106,840
Payment on shares redeemed	(17,309,533)	(60,144,511)

Net cash provided by (used in) financing activities	3,953,991	(9,037,671)

Net increase (decrease) in cash	(886,980)	(776,526)
Cash, beginning of period	1,906,397	2,063,715

Cash, end of period	$1,019,417	$1,287,189

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$3,547,934	$2,240,977
Segregated cash balances with brokers for futures contracts	134,046,000	107,101,750
Short-term U.S. government and agency obligations (Note 3) (cost $173,848,340 and $109,530,861, respectively)	173,853,508	109,533,487
Receivable from service provider	925,804	—
Receivable from capital shares sold	30,154,522	10,903,664

Total assets	342,527,768	229,779,878

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	24,525,510	3,356,803
Management fee payable	233,818	189,491

Total liabilities	24,759,328	3,546,294

Shareholders’ equity
Shareholders’ equity	317,768,440	226,233,584

Total liabilities and shareholders’ equity	$342,527,768	$229,779,878

Shares outstanding	5,270,099	3,372,389

Net asset value per share	$60.30	$67.08

Market value per share (Note 2)	$59.91	$67.12

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(55% of shareholders’ equity)
U.S. Treasury Bills:
0.075% due 04/03/14	$3,793,000	$3,792,998
0.068% due 04/10/14	5,109,000	5,108,974
0.087% due 04/17/14	6,764,000	6,763,910
0.091% due 05/08/14	6,000	6,000
0.045% due 06/19/14	5,780,000	5,779,683
0.035% due 06/26/14	11,665,000	11,664,025
0.054% due 08/07/14	7,121,000	7,119,734
0.069% due 08/14/14	2,808,000	2,807,368
0.063% due 09/04/14	130,842,000	130,810,816

Total short-term U.S. government and agency obligations (cost $173,848,340)		$173,853,508

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2014	21,528	$326,149,200	$(21,010,956)
VIX Futures - CBOE, expires May 2014	19,566	310,121,100	(8,690,871)

			$(29,701,827)

††	Cash collateral in the amount of $134,046,000 was pledged to cover margin requirements for open futures contracts as of March 31, 2014.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$21,276	$17,539

Expenses
Management fee	586,132	532,907
Brokerage commissions	519,447	557,337

Total expenses	1,105,579	1,090,244

Net investment income (loss)	(1,084,303)	(1,072,705)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(3,546,304)	(118,236,966)
Swap agreements	—	(4,453,107)
Short-term U.S. government and agency obligations	(914)	4,135

Net realized gain (loss)	(3,547,218)	(122,685,938)

Change in net unrealized appreciation/depreciation on
Futures contracts	(5,691,916)	(20,794,183)
Swap agreements	—	(301,351)
Short-term U.S. government and agency obligations	2,542	4,565

Change in net unrealized appreciation/depreciation	(5,689,374)	(21,090,969)

Net realized and unrealized gain (loss)	(9,236,592)	(143,776,907)

Net income (loss)	$(10,320,895)	$(144,849,612)

Net income (loss) per weighted-average share (Note 1)	$(2.53)	$(250.49)

Weighted-average shares outstanding (Note 1)	3,714,601	578,258

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$226,233,584

Addition of 4,775,000 shares (Note 1)	322,232,448
Redemption of 2,877,290 shares (Note 1)	(220,376,697)

Net addition (redemption) of 1,897,710 shares (Note 1)	101,855,751

Net investment income (loss)	(1,084,303)
Net realized gain (loss)	(3,547,218)
Change in net unrealized appreciation/depreciation	(5,689,374)

Net income (loss)	(10,320,895)

Shareholders’ equity, at March 31, 2014	$317,768,440

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$(10,320,895)	$(144,849,612)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(26,944,250)	(172,363,485)
Net sale (purchase) of short-term U.S. government and agency obligations	(64,317,479)	(21,339,348)
Change in unrealized appreciation/depreciation on investments	(2,542)	296,786
Increase (Decrease) in management fee payable	44,327	304,837
Increase (Decrease) in payable on futures contracts	21,168,707	(30,704,802)

Net cash provided by (used in) operating activities	(80,372,132)	(368,655,624)

Cash flow from financing activities
Proceeds from addition of shares	302,055,786	626,858,240
Payment on shares redeemed	(220,376,697)	(257,521,767)

Net cash provided by (used in) financing activities	81,679,089	369,336,473

Net increase (decrease) in cash	1,306,957	680,849
Cash, beginning of period	2,240,977	1,790,825

Cash, end of period	$3,547,934	$2,471,674

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$5,087,077	$2,153,370
Segregated cash balances with brokers for futures contracts	44,907,500	33,552,650
Short-term U.S. government and agency obligations (Note 3) (cost $169,484,257 and $105,554,675, respectively)	169,490,113	105,559,022
Receivable on open futures contracts	6,484,331	603,833

Total assets	225,969,021	141,868,875

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	12,370,194	—
Management fee payable	182,261	117,673

Total liabilities	12,552,455	117,673

Shareholders’ equity
Shareholders’ equity	213,416,566	141,751,202

Total liabilities and shareholders’ equity	$225,969,021	$141,868,875

Shares outstanding	3,450,040	2,100,040

Net asset value per share	$61.86	$67.50

Market value per share (Note 2)	$61.97	$67.47

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(79% of shareholders’ equity)
U.S. Treasury Bills:
0.073% due 04/03/14	$3,156,000	$3,155,998
0.068% due 04/10/14	6,065,000	6,064,970
0.070% due 04/17/14	12,309,000	12,308,836
0.084% due 04/24/14	6,658,000	6,657,872
0.081% due 05/01/14	4,968,000	4,967,897
0.047% due 05/08/14	2,760,000	2,759,915
0.059% due 05/22/14	12,906,000	12,905,634
0.043% due 06/12/14	6,104,000	6,103,756
0.049% due 06/19/14	23,815,000	23,813,694
0.046% due 06/26/14	13,164,000	13,162,899
0.050% due 07/10/14	22,266,000	22,263,526
0.053% due 08/07/14	1,477,000	1,476,737
0.068% due 08/14/14	1,688,000	1,687,620
0.069% due 08/21/14	4,573,000	4,572,008
0.070% due 08/28/14	8,909,000	8,906,972
0.061% due 09/04/14	38,691,000	38,681,779

Total short-term U.S. government and agency obligations (cost $169,484,257)		$169,490,113

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2014	7,213	$109,276,950	$5,042,999
VIX Futures - CBOE, expires May 2014	6,554	103,880,900	3,040,200

			$8,083,199

††	Cash collateral in the amount of $44,907,500 was pledged to cover margin requirements for open futures contracts as of March 31, 2014.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$24,205	$9,265

Expenses
Management fee	503,918	137,663
Brokerage commissions	291,326	85,021

Total expenses	795,244	222,684

Net investment income (loss)	(771,039)	(213,419)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,731,436	25,204,111
Short-term U.S. government and agency obligations	2,814	76

Net realized gain (loss)	2,734,250	25,204,187

Change in net unrealized appreciation/depreciation on
Futures contracts	(33,756)	3,775,891
Short-term U.S. government and agency obligations	1,509	(1,662)

Change in net unrealized appreciation/depreciation	(32,247)	3,774,229

Net realized and unrealized gain (loss)	2,702,003	28,978,416

Net income (loss)	$1,930,964	$28,764,997

Net income (loss) per weighted-average share (Note 1)	$0.55	$20.30

Weighted-average shares outstanding (Note 1)	3,491,151	1,416,707

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$141,751,202

Addition of 2,850,000 shares (Note 1)	162,438,045
Redemption of 1,500,000 shares (Note 1)	(92,703,645)

Net addition (redemption) of 1,350,000 shares (Note 1)	69,734,400

Net investment income (loss)	(771,039)
Net realized gain (loss)	2,734,250
Change in net unrealized appreciation/depreciation	(32,247)

Net income (loss)	1,930,964

Shareholders’ equity, at March 31, 2014	$213,416,566

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$1,930,964	$28,764,997
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(11,354,850)	(342,005)
Net sale (purchase) of short-term U.S. government and agency obligations	(63,929,582)	7,853,847
Change in unrealized appreciation/depreciation on investments	(1,509)	1,662
Decrease (Increase) in receivable on futures contracts	(5,880,498)	5,052,699
Increase (Decrease) in management fee payable	64,588	33,669

Net cash provided by (used in) operating activities	(79,170,887)	41,364,869

Cash flow from financing activities
Proceeds from addition of shares	162,438,045	129,929,850
Payment on shares redeemed	(80,333,451)	(171,675,379)

Net cash provided by (used in) financing activities	82,104,594	(41,745,529)

Net increase (decrease) in cash	2,933,707	(380,660)
Cash, beginning of period	2,153,370	2,236,726

Cash, end of period	$5,087,077	$1,856,066

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash	$27,626,790	$23,390,732
Segregated cash balances with brokers for futures contracts	240,855,065	235,046,530
Short-term U.S. government and agency obligations (Note 3) (cost $2,666,448,930 and $2,846,340,077, respectively)	2,666,559,183	2,846,465,825
Unrealized appreciation on swap agreements	1,133,439	1,972,971
Unrealized appreciation on forward agreements	16,274,342	5,633,053
Unrealized appreciation on foreign currency forward contracts	6,143,557	31,593,879
Receivable from service provider	925,804	—
Receivable from capital shares sold	57,095,774	10,903,664
Receivable on open futures contracts	9,720,116	6,930,575

Total assets	3,026,334,070	3,161,937,229

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	32,043,078	37,227,491
Payable on open futures contracts	29,778,896	10,071,461
Management fee payable	2,362,502	2,522,868
Unrealized depreciation on swap agreements	878,278	2,360,565
Unrealized depreciation on forward agreements	70,148,433	11,533,711
Unrealized depreciation on foreign currency forward contracts	5,041,728	16,014,049

Total liabilities	140,252,915	79,730,145

Shareholders’ equity
Shareholders’ equity	2,886,081,155	3,082,207,084

Total liabilities and shareholders’ equity	$3,026,334,070	$3,161,937,229

Shares outstanding	76,245,339	79,426,103

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment Income
Interest	$405,191	$578,920

Expenses
Management fee	6,890,911	7,770,731
Brokerage commissions	885,519	707,993
Offering costs	—	30,330
Limitation by Sponsor	—	(2,982)

Total expenses	7,776,430	8,506,072

Net investment income (loss)	(7,371,239)	(7,927,152)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	21,662,791	(123,513,512)
Swap agreements	4,137,137	24,526,446
Forward agreements	62,625,140	(224,015,494)
Foreign currency forward contracts	(12,210,152)	92,653,284
Short-term U.S. government and agency obligations	42,481	19,135

Net realized gain (loss)	76,257,397	(230,330,141)

Change in net unrealized appreciation/depreciation on
Futures contracts	8,735,680	(27,784,632)
Swap agreements	642,755	(14,022,860)
Forward agreements	(47,973,433)	136,479,951
Foreign currency forward contracts	(14,478,001)	(8,365,949)
Short-term U.S. government and agency obligations	(15,495)	(53,962)

Change in net unrealized appreciation/depreciation	(53,088,494)	86,252,548

Net realized and unrealized gain (loss)	23,168,903	(144,077,593)

Net income (loss)	$15,797,664	$(152,004,745)

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$3,082,207,084

Addition of 26,637,500 shares (Note 1)	1,145,179,721
Redemption of 29,818,264 shares (Note 1)	(1,357,103,314)

Net addition (redemption) of (3,180,764) shares	(211,923,593)

Net investment income (loss)	(7,371,239)
Net realized gain (loss)	76,257,397
Change in net unrealized appreciation/depreciation	(53,088,494)

Net income (loss)	15,797,664

Shareholders’ equity, at March 31, 2014	$2,886,081,155

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flow from operating activities
Net income (loss)	$15,797,664	$(152,004,745)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(5,808,535)	(205,159,318)
Net sale (purchase) of short-term U.S. government and agency obligations	179,891,147	172,143,542
Change in unrealized appreciation/depreciation on investments	61,824,174	(114,037,180)
Decrease (Increase) in receivable on futures contracts	(2,789,541)	6,074,502
Decrease (Increase) in Limitation by Sponsor	—	(2,982)
Change in offering cost	—	224,229
Increase (Decrease) in management fee payable	(160,366)	2,392,210
Increase (Decrease) in payable on futures contracts	19,707,435	(65,326,745)
Increase (Decrease) in payable for offering costs	—	(193,900)

Net cash provided by (used in) operating activities	268,461,978	(355,890,387)

Cash flow from financing activities
Proceeds from addition of shares	1,098,061,807	1,424,812,564
Payment on shares redeemed	(1,362,287,727)	(1,068,314,461)

Net cash provided by (used in) financing activities	(264,225,920)	356,498,103

Net increase (decrease) in cash	4,236,058	607,716
Cash, beginning of period	23,390,732	19,959,356

Cash, end of period	$27,626,790	$20,567,072

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2014, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

The Trust registered shares for thirty-two additional series: (i) ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (collectively, the “Short Funds”); (ii) ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (collectively, the “New Geared VIX Funds”); (iii) ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy (each, a “Managed Futures Fund” and collectively, the “Managed Futures Funds”); (iv) ProShares Financial Managed Futures Strategy; (v) ProShares UltraPro Australian Dollar, ProShares Short Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares Short Yen and ProShares UltraPro Short Yen; and (vi) ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar and ProShares UltraPro Short U.S. Dollar (collectively, the “Currency Index Funds”). The thirty-two additional series were never publicly offered and their registration has subsequently been terminated. Thus, as of March 31, 2014, the only Funds that have registered amounts are the twenty-one series of the Trust that have commenced investment operations.

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the three months ended March 31, 2014 and year ended December 31, 2013. The ticker symbols for these Funds did not change and each Fund continues to trade on the NYSE Arca.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price

ProShares UltraShort DJ-UBS Natural Gas	June 10, 2013	1-for-4 reverse Share split	June 10, 2013
ProShares Ultra Silver	January 21, 2014	1-for-4 reverse Share split	January 24, 2014
ProShares VIX Short-Term Futures ETF	June 10, 2013	1-for-5 reverse Share split	June 10, 2013
ProShares Ultra VIX Short-Term Futures ETF	June 10, 2013	1-for-10 reverse Share split	June 10, 2013
ProShares Ultra VIX Short-Term Futures ETF	January 21, 2014	1-for-4 reverse Share split	January 24, 2014
ProShares Short VIX Short-Term Futures ETF	January 21, 2014	2-for-1 Share split	January 24, 2014

The reverse splits were applied retroactively for all periods presented, reducing the number of Shares outstanding for each of ProShares UltraShort DJ-UBS Natural Gas, ProShares Ultra Silver, ProShares VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF, and resulted in a proportionate increase in the price per Share and per Share information of each such Fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse split.

The split was applied retroactively for all periods presented, increasing the number of Shares outstanding for ProShares Short VIX Short-Term Futures ETF, and resulted in a proportionate decrease in the price per Share and per Share information of such Fund. Therefore, the split did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by each Fund, as applicable, in preparation of its financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 3, 2014.

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

In June 2013, the FASB issued Accounting Standard Update No. 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” (“ASU 2013-08”). ASU 2013-08 clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company and for the measurement of non-controlling ownership interests in other investment companies. The Trust and each Fund meet the requirements to be classified as an investment company and follows the accounting and reporting guidance in FASB Topic 946.

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated March 31, 2014, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2014 were as follows. All times are Eastern Standard Time:

	NAV Calculation Time	NAV Calculation Date
UltraShort Silver, Ultra Silver	7:00 A.M.	March 31
UltraShort Gold, Ultra Gold	10:00 A.M.	March 31
UltraShort DJ-UBS Crude Oil, Ultra DJ-UBS Crude Oil	2:30 P.M.	March 31
UltraShort DJ-UBS Natural Gas, Ultra DJ-UBS Natural Gas	2:30 P.M.	March 31
UltraShort DJ-UBS Commodity, Ultra DJ-UBS Commodity	3:00 P.M.	March 31
UltraShort Australian Dollar, Ultra Australian Dollar	4:00 P.M.	March 31
Short Euro, UltraShort Euro, Ultra Euro	4:00 P.M.	March 31
UltraShort Yen, Ultra Yen	4:00 P.M.	March 31
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	4:15 P.M.	March 31
VIX Mid-Term Futures ETF	4:15 P.M.	March 31

Although the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ Shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2014.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund, and the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s and VIX Funds’ final creation/redemption NAV for the three months ended March 31, 2014.

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

The following table summarizes the valuation of investments at March 31, 2014 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
UltraShort DJ-UBS Commodity	$2,486,733	$—	$—	$—	$102,269	$2,589,002
UltraShort DJ-UBS Crude Oil	288,258,596	(6,264,314)	—	—	(692,931)	281,301,351
UltraShort DJ-UBS Natural Gas	56,753,250	4,479,320	—	—	—	61,232,570
UltraShort Gold	105,840,656	16,860	8,531,762	—	—	114,389,278
UltraShort Silver	67,188,850	5,330	7,742,580	—	—	74,936,760
Short Euro	6,227,257	47,900	—	—	—	6,275,157
UltraShort Australian Dollar	19,227,467	(1,221,879)	—	—	—	18,005,588
UltraShort Euro	414,310,854	—	—	(3,724,310)	—	410,586,544
UltraShort Yen	400,736,540	—	—	4,846,384	—	405,582,924
Ultra DJ-UBS Commodity	2,410,896	—	—	—	(114,128)	2,296,768
Ultra DJ-UBS Crude Oil	112,053,990	2,109,314	—	—	959,951	115,123,255
Ultra DJ-UBS Natural Gas	18,277,978	(1,851,411)	—	—	—	16,426,567
Ultra Gold	148,339,252	(16,860)	(12,010,072)	—	—	136,312,320
Ultra Silver	530,701,182	(5,330)	(58,138,361)	—	—	472,557,491
Ultra Australian Dollar	2,775,892	192,985	—	—	—	2,968,877
Ultra Euro	2,307,737	—	—	20,984	—	2,328,721
Ultra Yen	2,471,851	—	—	(41,229)	—	2,430,622
VIX Short-Term Futures ETF	94,150,810	(5,026,965)	—	—	—	89,123,845
VIX Mid-Term Futures ETF	48,695,771	(2,007,210)	—	—	—	46,688,561
Ultra VIX Short-Term Futures ETF	173,853,508	(29,701,827)	—	—	—	144,151,681
Short VIX Short-Term Futures ETF	169,490,113	8,083,199	—	—	—	177,573,312

Total Trust	$2,666,559,183	$(31,160,888)	$(53,874,091)	$1,101,829	$255,161	$2,582,881,194

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At March 31, 2014, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2013 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
UltraShort DJ-UBS Commodity	$3,453,890	$—	$—	$—	$(27,665)	$3,426,225
UltraShort DJ-UBS Crude Oil	247,584,623	(1,232,773)	—	—	(2,332,900)	244,018,950
UltraShort DJ-UBS Natural Gas	18,274,713	1,042,300	—	—	—	19,317,013
UltraShort Gold	148,988,329	14,520	5,633,053	—	—	154,635,902
UltraShort Silver	114,826,066	14,200	(2,227,857)	—	—	112,612,409
Short Euro	7,902,056	(33,231)	—	—	—	7,868,825
UltraShort Australian Dollar	24,198,507	917,605	—	—	—	25,116,112
UltraShort Euro	437,847,159	—	—	(13,748,507)	—	424,098,652
UltraShort Yen	558,597,264	—	—	29,386,684	—	587,983,948
Ultra DJ-UBS Commodity	2,816,688	—	—	—	15,078	2,831,766
Ultra DJ-UBS Crude Oil	137,435,610	626,661	—	—	1,957,893	140,020,164
Ultra DJ-UBS Natural Gas	58,921,011	(3,656,539)	—	—	—	55,264,472
Ultra Gold	140,880,950	(14,560)	(6,812,974)	—	—	134,053,416
Ultra Silver	467,868,976	(14,200)	(2,492,880)	—	—	465,361,896
Ultra Australian Dollar	2,716,439	(118,220)	—	—	—	2,598,219
Ultra Euro	2,455,863	—	—	100,962	—	2,556,825
Ultra Yen	2,928,556	—	—	(159,309)	—	2,769,247
VIX Short-Term Futures ETF	207,636,383	(16,652,686)	—	—	—	190,983,697
VIX Mid-Term Futures ETF	46,040,233	(4,896,689)	—	—	—	41,143,544
Ultra VIX Short-Term Futures ETF	109,533,487	(24,009,911)	—	—	—	85,523,576
Short VIX Short-Term Futures ETF	105,559,022	8,116,955	—	—	—	113,675,977

Total Trust	$2,846,465,825	$(39,896,568)	$(5,900,658)	$15,579,830	$(387,594)	$2,815,860,835

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments as presented in the Form 10-K for the year ended December 31, 2013. Only current day’s variation margin is reported within the Statements of Financial Condition as presented in the Form 10-K for the year ended December 31, 2013 in receivable/payable on open futures.

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

Brokerage Commissions and Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission (“CFTC”) regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed). For the three months ended March 31, 2014 and 2013, the Sponsor paid, and is currently paying, brokerage commissions on VIX futures contracts for the Matching VIX Funds.

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

Swap agreements involve, to varying degrees, elements of market risk (commodity price risk) and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at March 31, 2014 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2014, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2014, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of March 31, 2014

	Asset Derivatives				Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$102,269		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreement	ProShares UltraShort DJ-UBS Crude Oil	$7,028,464	*
		ProShares UltraShort DJ-UBS Crude Oil	71,219			ProShares Ultra DJ-UBS Commodity	114,128
		ProShares UltraShort DJ-UBS Natural Gas	4,479,320	*		ProShares Ultra DJ-UBS Natural Gas	1,851,411	*
		ProShares UltraShort Gold	8,548,622	*		ProShares Ultra Gold	12,026,932	*
		ProShares UltraShort Silver	7,747,910	*		ProShares Ultra Silver	58,143,691	*
		ProShares Ultra DJ-UBS Crude Oil	3,069,265	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	47,900	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Australian Dollar	1,221,879	*
		ProShares UltraShort Yen	6,121,534
		ProShares Ultra Australian Dollar	192,985	*		ProShares UltraShort Euro	3,724,310
						ProShares UltraShort Yen	1,275,150
		ProShares Ultra Euro	21,019			ProShares Ultra Euro	35
		ProShares Ultra Yen	1,004			ProShares Ultra Yen	42,233

VIX Futures Contracts	Receivables on open futures contracts	ProShares Short VIX Short-Term Futures ETF	8,083,199	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	5,026,965	*
						ProShares VIX Mid-Term Futures ETF	2,007,210	*
						ProShares Ultra VIX Short-Term Futures ETF	29,701,827	*

		Total Trust	$38,486,246	*		Total Trust	$122,164,235	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2013

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Natural Gas	$1,042,300	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$27,665
		ProShares UltraShort Gold	5,647,573	*		ProShares UltraShort DJ-UBS Crude Oil	3,565,673	*
		ProShares UltraShort Silver	14,200	*		ProShares UltraShort Silver	2,227,857	*
		ProShares Ultra DJ-UBS Commodity	15,078			ProShares Ultra DJ-UBS Natural Gas	3,656,539	*
		ProShares Ultra DJ-UBS Crude Oil	2,584,554	*		ProShares Ultra Gold	6,827,534	*
						ProShares Ultra Silver	2,507,080	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares UltraShort Australian Dollar	917,605	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Short Euro	33,231	*
		ProShares UltraShort Euro	151,351			ProShares UltraShort Euro	13,899,858
		ProShares UltraShort Yen	31,317,568			ProShares UltraShort Yen	1,930,884
		ProShares Ultra Euro	120,908			ProShares Ultra Australian Dollar	118,220	*
		ProShares Ultra Yen	4,052			ProShares Ultra Euro	19,946
						ProShares Ultra Yen	163,361

VIX Futures Contracts	Receivables on open futures contracts	ProShares Short VIX Short-Term Futures ETF	8,116,955	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	16,652,686	*
						ProShares VIX Mid-Term Futures ETF	4,896,689	*
						ProShares Ultra VIX Short-Term Futures ETF	24,009,911	*

		Total Trust	$49,932,144	*		Total Trust	$80,537,134	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments as presented in the Form 10-K for the year ended December 31, 2013. Only current day’s variation margin is reported within the Statements of Financial Condition as presented in the Form 10-K for the year ended December 31, 2013 in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended March 31, 2014

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$(635,695)	$129,934
		ProShares UltraShort DJ-UBS Crude Oil	(12,278,001)	(3,391,572)
		ProShares UltraShort DJ-UBS Natural Gas	(9,215,034)	3,437,020
		ProShares UltraShort Gold	(22,149,687)	2,901,049
		ProShares UltraShort Silver	(12,614,405)	9,961,567
		ProShares Ultra DJ-UBS Commodity	537,342	(129,206)
		ProShares Ultra DJ-UBS Crude Oil	21,193,668	484,711
		ProShares Ultra DJ-UBS Natural Gas	16,803,375	1,805,128
		ProShares Ultra Gold	23,433,620	(5,199,398)
		ProShares Ultra Silver	73,955,572	(55,636,611)

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(66,588)	81,131
		ProShares UltraShort Australian Dollar	(78,609)	(2,139,484)
		ProShares UltraShort Euro	(12,182,041)	10,024,197
		ProShares UltraShort Yen	(102,730)	(24,540,300)
		ProShares Ultra Australian Dollar	(27,427)	311,205
		ProShares Ultra Euro	85,136	(79,978)
		ProShares Ultra Yen	(10,517)	118,080

VIX Futures Contracts	Net realized gain (loss) on futures contracts and swap agreements/changes in unrealized appreciation/depreciation on futures contracts and swap agreements	ProShares VIX Short-Term Futures ETF	15,779,707	11,625,721
		ProShares VIX Mid-Term Futures ETF	(5,397,902)	2,889,479
		ProShares Ultra VIX Short-Term Futures ETF	(3,546,304)	(5,691,916)
		ProShares Short VIX Short-Term Futures ETF	2,731,436	(33,756)

		Total Trust	$76,214,916	$(53,072,999)

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended March 31, 2013

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort DJ-UBS Commodity	$308,498	$(241,421)
		ProShares UltraShort DJ-UBS Crude Oil	(6,125,158)	(1,500,109)
		ProShares UltraShort DJ-UBS Natural Gas	(1,773,421)	(3,905,888)
		ProShares UltraShort Gold	12,883,467	(6,992,788)
		ProShares UltraShort Silver	29,204,512	(19,064,897)
		ProShares Ultra DJ-UBS Commodity	(508,897)	421,315
		ProShares Ultra DJ-UBS Crude Oil	66,564,325	(28,737,943)
		ProShares Ultra DJ-UBS Natural Gas	5,748,194	17,861,568
		ProShares Ultra Gold	(50,415,205)	24,891,118
		ProShares Ultra Silver	(215,688,548)	137,646,238
Foreign Exchange Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Short Euro	(8,000)	116,769
		ProShares UltraShort Australian Dollar	112,030	(195,160)
		ProShares UltraShort Euro	(2,949,680)	26,813,021
		ProShares UltraShort Yen	96,886,297	(35,381,549)
		ProShares Ultra Australian Dollar	(149,275)	223,960
		ProShares Ultra Euro	(65,362)	(221,155)
		ProShares Ultra Yen	(1,217,971)	423,734

VIX Futures Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares VIX Short-Term Futures ETF	(55,408,949)	(8,124,641)
		ProShares VIX Mid-Term Futures ETF	(10,260,171)	(406,019)
		ProShares Ultra VIX Short-Term Futures ETF	(122,690,073)	(21,095,534)
		ProShares Short VIX Short-Term Futures ETF	25,204,111	3,775,891

		Total Trust	$(230,349,276)	$86,306,510

Offsetting Assets and Liabilities

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statement of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2014 and December 31, 2013:

Fair Values of Derivative Instruments as of March 31, 2014
	Assets			Liabilities
	Gross			Gross
	Amounts of			Amounts of
	Recognized		Net Amounts of	Recognized	Gross	Net Amounts of
	Assets	Gross Amounts	Assets	Liabilities	Amounts	Liabilities
	presented in	Offset in the	presented in	presented in	Offset in the	presented in
	the Statement	Statement of	the Statement	the Statement	Statement of	the Statement
	of Financial	Financial	of Financial	of Financial	Financial	of Financial
	Conditions	Conditions	Conditions	Conditions	Conditions	Conditions
ProShares UltraShort DJ-UBS Commodity
Swap agreements	$102,269	$—	$102,269	$—	$—	$—
ProShares UltraShort DJ-UBS Crude Oil
Futures contracts*	345,825	—	345,825	—	—	—
Swap agreements	71,219	—	71,219	764,150	—	764,150
ProShares UltraShort DJ-UBS Natural Gas
Futures contracts*	2,752,495	—	2,752,495	—	—	—
ProShares UltraShort Gold
Forward agreements	8,531,762	—	8,531,762	—	—	—
Futures contracts*	2,100	—	2,100	—	—	—
ProShares UltraShort Silver
Forward agreements	7,742,580	—	7,742,580	—	—	—
Futures contracts*	—	—	—	440	—	440
ProShares Short Euro
Futures contracts*	—	—	—	12,300	—	12,300
ProShares UltraShort Australian Dollar
Futures contracts*	—	—	—	89,099	—	89,099
ProShares UltraShort Euro
Foreign currency forward contracts	—	—	—	3,724,310	—	3,724,310
ProShares UltraShort Yen
Foreign currency forward contracts	6,121,534	—	6,121,534	1,275,150	—	1,275,150
ProShares Ultra DJ-UBS Commodity
Swap agreements	—	—	—	114,128	—	114,128
ProShares Ultra DJ-UBS Crude Oil
Futures contracts*	121,862	—	121,862	—	—	—
Swap agreements	959,951	—	959,951	—	—	—
ProShares Ultra DJ-UBS Natural Gas
Futures contracts*	—	—	—	1,050,517	—	1,050,517
ProShares Ultra Gold
Forward agreements	—	—	—	12,010,072	—	12,010,072
Futures contracts*	—	—	—	2,200	—	2,200
ProShares Ultra Silver
Forward agreements	—	—	—	58,138,361	—	58,138,361
Futures contracts*	—	—	—	380	—	380
ProShares Ultra Australian Dollar
Futures contracts*	13,503	—	13,503	—	—	—
ProShares Ultra Euro
Foreign currency forward contracts	21,019	—	21,019	35	—	35
ProShares Ultra Yen
Foreign currency forward contracts	1,004	—	1,004	42,233	—	42,233
ProShares VIX Short-Term Futures ETF
Futures contracts*	—	—	—	3,088,786	—	3,088,786
ProShares VIX Mid-Term Futures ETF
Futures contracts*	—	—	—	1,009,664	—	1,009,664
ProShares Ultra VIX Short-Term Futures ETF
Futures contracts*	—	—	—	24,525,510	—	24,525,510
ProShares Short VIX Short-Term Futures ETF
Futures contracts*	6,484,331	—	6,484,331	—	—	—

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the deriviative-related investments at March 31, 2014. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the un-collateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Account for Derivative Instruments”.

Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets / (Liabilities) presented in the Statement of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort DJ-UBS Commodity
Deutsche Bank AG	$39,020	$—	$—	$39,020
Goldman Sachs International	50,319	—	—	50,319
UBS AG	12,930	—	—	12,930
ProShares UltraShort DJ-UBS Crude Oil
Deutsche Bank AG	(72,184)	72,184	—	—
Goldman Sachs & Co.	345,825	—	—	345,825
Goldman Sachs International	(543,435)	543,435	—	—
Societe Generale S.A.	71,219	(71,219)	—	—
UBS AG	(148,531)	148,531	—	—
ProShares UltraShort DJ-UBS Natural Gas
Goldman Sachs & Co.	2,752,495	—	—	2,752,495
ProShares UltraShort Gold
Deutsche Bank AG	4,557,728	—	(4,200,000)	357,728
Goldman Sachs & Co.	2,100	—	—	2,100
Goldman Sachs International	1,618,593	(1,508,282)	—	110,311
Societe Generale S.A.	827,157	(827,157)	—	—
UBS AG	1,528,284	(1,442,325)	—	85,959
ProShares UltraShort Silver
Deutsche Bank AG	3,858,673	—	(3,858,673)	—
Goldman Sachs & Co.	(440)	—	440	—
Goldman Sachs International	1,401,484	(1,401,484)	—	—
Societe Generale S.A.	920,983	(920,983)	—	—

UBS AG	1,561,440	(1,561,440)	—	—
ProShares Short Euro
RBC Capital Markets	(12,300)	—	12,300	—
ProShares UltraShort Australian Dollar
RBC Capital Markets	(89,099)	—	89,099	—
ProShares UltraShort Euro
Goldman Sachs International	(1,698,852)	1,698,852	—	—
UBS AG	(2,025,458)	2,025,458	—	—
ProShares UltraShort Yen
Goldman Sachs International	3,209,960	(739,761)	—	2,470,199
Goldman Sachs International	(874,876)	874,876	—	—
UBS AG	2,911,574	(915,232)	—	1,996,342
UBS AG	(400,274)	400,274	—	—
ProShares Ultra DJ-UBS Commodity
Deutsche Bank AG	(49,579)	49,579	—	—
Goldman Sachs International	(40,052)	40,052	—	—
UBS AG	(24,497)	24,497	—	—
ProShares Ultra DJ-UBS Crude Oil
Deutsche Bank AG	136,953	—	—	136,953
Goldman Sachs & Co.	121,862	—	—	121,862
Goldman Sachs International	289,177	(289,177)	—	—
Societe Generale S.A.	89,308	(89,308)	—	—
UBS AG	444,513	(342,234)	—	102,279
ProShares Ultra DJ-UBS Natural Gas
Goldman Sachs & Co.	(1,050,517)	—	1,050,517	—
ProShares Ultra Gold
Deutsche Bank AG	(6,314,073)	6,314,073	—	—
Goldman Sachs & Co.	(2,200)	—	2,200	—
Goldman Sachs International	(2,340,133)	2,340,133	—	—
Societe Generale S.A.	(1,128,141)	1,128,141	—	—
UBS AG	(2,227,725)	2,227,725	—	—
ProShares Ultra Silver
Deutsche Bank AG	(30,257,024)	30,257,024	—	—
Goldman Sachs & Co.	(380)	—	380	—
Goldman Sachs International	(11,457,887)	11,457,887	—	—
Societe Generale S.A.	(5,025,453)	5,025,453	—	—
UBS AG	(11,397,997)	11,397,997	—	—
ProShares Ultra Australian Dollar
RBC Capital Markets	13,503	—	—	13,503
ProShares Ultra Euro
Goldman Sachs International	4,438	—	—	4,438
UBS AG	16,581	—	—	16,581
UBS AG	(35)	35	—	—
ProShares Ultra Yen
Goldman Sachs International	929	—	—	929
Goldman Sachs International	(20,852)	20,852	—	—
UBS AG	75	—	—	75
UBS AG	(21,381)	21,381	—	—
ProShares VIX Short-Term Futures ETF
RBC Capital Markets	(3,088,786)	—	3,088,786	—
ProShares VIX Mid-Term Futures ETF
RBC Capital Markets	(1,009,664)	—	1,009,664	—
ProShares Ultra VIX Short-Term Futures ETF
RBC Capital Markets	(24,525,510)	—	24,525,510	—
ProShares Short VIX Short-Term Futures ETF
RBC Capital Markets	6,484,331	—	—	6,484,331

Fair Values of Derivative Instruments as of December 31, 2013
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statement of Financial Conditions	Gross Amounts Offset in the Statement of Financial Conditions	Net Amounts of Assets presented in the Statement of Financial Conditions	Gross Amounts of Recognized Liabilities presented in the Statement of Financial Conditions	Gross Amounts Offset in the Statement of Financial Conditions	Net Amounts of Liabilities presented in the Statement of Financial Conditions
ProShares UltraShort DJ-UBS Commodity
Swap agreements	$—	$—	$—	$27,665	—	$27,665
ProShares UltraShort DJ-UBS Crude Oil
Futures contracts*	1,503,943	—	1,503,943	—	—	—
Swap agreements	—	—	—	2,332,900	—	2,332,900
ProShares UltraShort DJ-UBS Natural Gas
Futures contracts*	1,520,548	—	1,520,548	—	—	—
ProShares UltraShort Gold
Forward agreements	5,633,053	—	5,633,053	—	—	—
Futures contracts*	300	—	300	—	—	—
ProShares UltraShort Silver
Forward agreements	—	—	—	2,227,857	—	2,227,857
Futures contracts*	2,450	—	2,450	—	—	—
ProShares Short Euro
Futures contracts*	9,100	—	9,100	—	—	—
ProShares UltraShort Australian Dollar
Futures contracts*	—	—	—	86,166	—	86,166
ProShares UltraShort Euro
Foreign currency forward contracts	151,351	—	151,351	13,899,858	—	13,899,858
ProShares UltraShort Yen
Foreign currency forward contracts	31,317,568	—	31,317,568	1,930,884	—	1,930,884
ProShares Ultra DJ-UBS Commodity
Swap agreements	15,078	—	15,078	—	—	—
ProShares Ultra DJ-UBS Crude Oil
Futures contracts*	—	—	—	997,210	—	997,210
Swap agreements	1,957,893	—	1,957,893	—	—	—
ProShares Ultra DJ-UBS Natural Gas
Futures contracts*	—	—	—	5,628,532	—	5,628,532
ProShares Ultra Gold
Forward agreements	—	—	—	6,812,974	—	6,812,974
Futures contracts*	—	—	—	300	—	300
ProShares Ultra Silver
Forward agreements	—	—	—	2,492,880	—	2,492,880
Futures contracts*	—	—	—	2,450	—	2,450
ProShares Ultra Australian Dollar
Futures contracts*	10,650	—	10,650	—	—	—
ProShares Ultra Euro
Foreign currency forward contracts	120,908	—	120,908	19,946	—	19,946
ProShares Ultra Yen
Foreign currency forward contracts	4,052	—	4,052	163,361	—	163,361
ProShares VIX Short-Term Futures ETF
Futures contracts*	3,179,017	—	3,179,017	—	—	—
ProShares VIX Mid-Term Futures ETF
Futures contracts*	100,734	—	100,734	—	—	—
ProShares Ultra VIX Short-Term Futures ETF
Futures contracts*	—	—	—	3,356,803	—	3,356,803
ProShares Short VIX Short-Term Futures ETF
Futures contracts*	603,833	—	603,833	—	—	—

*	Current day’s variation margin is reported within the Statements of Financial Condition as presented in the Form 10-K for the year ended December 31, 2013 in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments as presented in the Form 10-K for the year ended December 31, 2013.

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the deriviative-related investments at December 31, 2013. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Account for Derivative Instruments”.

Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets / (Liabilities) presented in the Statement of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount

ProShares UltraShort DJ-UBS Commodity

Deutsche Bank AG	$(11,710)	$11,710	$—	$—
Goldman Sachs International	(12,945)	12,945	—	—
UBS AG	(3,010)	3,010	—	—
ProShares UltraShort DJ-UBS Crude Oil
Deutsche Bank AG	(570,114)	570,114	—	—
Goldman Sachs & Co.	1,503,943	—	—	1,503,943
Goldman Sachs International	(632,990)	632,990	—	—
Societe Generale S.A.	(402,586)	402,586	—	—
UBS AG	(727,210)	727,210	—	—
ProShares UltraShort DJ-UBS Natural Gas
Goldman Sachs & Co.	1,520,548	—	—	1,520,548
ProShares UltraShort Gold
Deutsche Bank AG	2,258,281	—	(2,258,281)	—
Goldman Sachs & Co.	300	—	—	300
Goldman Sachs International	1,411,290	(1,411,290)	—	—
Societe Generale S.A.	665,044	(665,044)	—	—
UBS AG	1,298,438	(1,298,438)	—	—
ProShares UltraShort Silver
Deutsche Bank AG	(445,752)	445,752	—	—
Goldman Sachs & Co.	2,450	—	—	2,450
Goldman Sachs International	(1,257,636)	1,257,636	—	—
Societe Generale S.A.	(7,359)	7,359	—	—
UBS AG	(517,110)	517,110	—	—
ProShares Short Euro
RBC Capital Markets	9,100	—	—	9,100

ProShares UltraShort Australian Dollar
RBC Capital Markets	(86,166)	—	86,166	—
ProShares UltraShort Euro
Goldman Sachs International	64,104	—	—	64,104
Goldman Sachs International	(6,820,802)	6,820,802		—
UBS AG	87,247	—	—	87,247
UBS AG	(7,079,056)	7,079,056	—	—
ProShares UltraShort Yen
Goldman Sachs International	15,716,318	(13,635,426)	—	2,080,892
Goldman Sachs International	(884,849)	884,849	—	—
UBS AG	15,601,250	(14,004,926)	—	1,596,324
UBS AG	(1,046,035)	1,046,035	—	—
ProShares Ultra DJ-UBS Commodity
Deutsche Bank AG	6,454	—	—	6,454
Goldman Sachs International	4,974	—	—	4,974
UBS AG	3,650	—	—	3,650
ProShares Ultra DJ-UBS Crude Oil
Deutsche Bank AG	622,117	—	(622,117)	—
Goldman Sachs & Co.	(997,210)	—	997,210	—
Goldman Sachs International	576,723	(576,723)	—	—
Societe Generale S.A.	275,816	(275,816)	—	—
UBS AG	483,237	(483,237)	—	—
ProShares Ultra DJ-UBS Natural Gas
Goldman Sachs & Co.	(5,628,532)	—	4,630,277	(998,255)
ProShares Ultra Gold
Deutsche Bank AG	(3,543,937)	3,543,937	—	—
Goldman Sachs & Co.	(300)	—	300	—
Goldman Sachs International	(1,327,335)	1,327,335	—	—
Societe Generale S.A.	(785,038)	785,038	—	—
UBS AG	(1,156,664)	1,156,664	—	—
ProShares Ultra Silver
Deutsche Bank AG	(350,663)	350,663	—	—
Goldman Sachs & Co.	(2,450)	—	2,450	—
Goldman Sachs International	(1,345,433)	1,345,433	—	—
Societe Generale S.A.	(28,581)	28,581	—	—
UBS AG	(768,203)	768,203	—	—
ProShares Ultra Australian Dollar
RBC Capital Markets	10,650	—	—	10,650
ProShares Ultra Euro
Goldman Sachs International	56,991	—	—	56,991
Goldman Sachs International	(19,770)	19,770	—	—
UBS AG	63,917	—	—	63,917
UBS AG	(176)	176	—	—
ProShares Ultra Yen
Goldman Sachs International	2,462	—	—	2,462
Goldman Sachs International	(78,309)	78,309	—	—
UBS AG	1,590	—	—	1,590
UBS AG	(85,052)	85,052	—	—
ProShares VIX Short-Term Futures ETF
RBC Capital Markets	3,179,017	—	—	3,179,017
ProShares VIX Mid-Term Futures ETF
RBC Capital Markets	100,734	—	—	100,734
ProShares Ultra VIX Short-Term Futures ETF
RBC Capital Markets	(3,356,803)	—	3,356,803	—
ProShares Short VIX Short-Term Futures ETF
RBC Capital Markets	603,833	—	—	603,833

NOTE 4 – AGREEMENTS

Management Fee

Each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV of such Fund. The Sponsor did not and will not charge its fee in the first year of operation of each Fund in an amount equal to the offering costs. The Sponsor reimbursed each Fund to the extent that its offering costs exceed the Management Fee for the first year of operations. The Management Fee is paid in consideration of the Sponsor’s services as commodity pool operator, and for managing the business and affairs of the Funds. From the Management Fee, the Sponsor pays the fees and expenses of the Administrator, Custodian, Distributor, ProFunds Distributors, Inc. (“PDI”), an affiliated broker-dealer of the Sponsor, Transfer Agent and any index licensors for the Funds, the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual K-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of a Fund, and report preparation and mailing expenses. For the three months ended March 31, 2014 and 2013, the Sponsor paid and is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds. Each Fund incurs and pays its non-recurring and unusual fees and expenses.

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

Transaction fees for the three months ended March 31, 2014, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended March 31, 2014
UltraShort DJ-UBS Commodity	$—
UltraShort DJ-UBS Crude Oil	84,579
UltraShort DJ-UBS Natural Gas	12,693
UltraShort Gold	13,380
UltraShort Silver	26,753
Short Euro	—
UltraShort Australian Dollar	—
UltraShort Euro	—
UltraShort Yen	—
Ultra DJ-UBS Commodity	—
Ultra DJ-UBS Crude Oil	69,573
Ultra DJ-UBS Natural Gas	7,640
Ultra Gold	5,009
Ultra Silver	23,470
Ultra Australian Dollar	—
Ultra Euro	—
Ultra Yen	—
VIX Short-Term Futures ETF	—
VIX Mid-Term Futures ETF	—
Ultra VIX Short-Term Futures ETF	133,954
Short VIX Short-Term Futures ETF	31,300

Total Trust	$408,351

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended March 31, 2014:

For the Three Months Ended March 31, 2014 (unaudited)

Per Share Operating Performance	UltraShort DJ-UBS Commodity	UltraShort DJ-UBS Crude Oil	UltraShort DJ-UBS Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar
Net asset value, at December 31, 2013	$63.2936	$31.7301	$69.9635	$103.5180	$89.7820	$35.5867	$46.6384

Net investment income (loss)	(0.1332)	(0.0690)	(0.1225)	(0.1979)	(0.1773)	(0.0799)	(0.1073)
Net realized and unrealized gain (loss)	(8.4288)	(3.1766)	(25.9326)	(15.0246)	(6.8730)	0.0037	(4.2001)
Change in net asset value from operations	(8.5620)	(3.2456)	(26.0551)	(15.2225)	(7.0503)	(0.0762)	(4.3074)
Net asset value, at March 31, 2014	$54.7316	$28.4845	$43.9084	$88.2955	$82.7317	$35.5105	$42.3310

Market value per share, at December 31, 2013†	$58.41	$31.58	$69.36	$103.53	$90.19	$35.66	$46.66
Market value per share, at March 31, 2014†	$55.25	$28.54	$43.71	$89.45	$84.24	$35.58	$42.27

Total Return, at net asset value^	(13.5)%	(10.2)%	(37.2)%	(14.7)%	(7.9)%	(0.2)%	(9.2)%
Total Return, at market value^	(5.4)%	(9.6)%	(37.0)%	(13.6)%	(6.6)%	(0.2)%	(9.4)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.97)%	(1.17)%	(0.95)%	(0.95)%	(0.96)%	(1.01)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(0.91)%	(1.12)%	(0.89)%	(0.89)%	(0.91)%	(0.95)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2014.
**	Percentages are annualized.

For the Three Months Ended March 31, 2014 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra DJ-UBS Commodity	Ultra DJ-UBS Crude Oil	Ultra DJ-UBS Natural Gas	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2013	$17.0613	$70.8640	$19.4317	$32.0899	$38.8383	$41.2553	$63.3305

Net investment income (loss)	(0.0373)	(0.1459)	(0.0464)	(0.0712)	(0.1183)	(0.1060)	(0.1535)
Net realized and unrealized gain (loss)	(0.0976)	(3.1017)	2.7213	2.6074	6.4173	5.8746	2.0543
Change in net asset value from operations	(0.1349)	(3.2476)	2.6749	2.5362	6.2990	5.7686	1.9008
Net asset value, at March 31, 2014	$16.9264	$67.6164	$22.1066	$34.6261	$45.1373	$47.0239	$65.2313

Market value per share, at December 31, 2013†	$17.06	$70.91	$19.13	$32.22	$39.28	$41.26	$63.04
Market value per share, at March 31, 2014†	$16.93	$67.62	$21.51	$34.56	$45.32	$46.34	$64.12

Total Return, at net asset value^	(0.8)%	(4.6)%	13.8%	7.9%	16.2%	14.0%	3.0%
Total Return, at market value^	(0.8)%	(4.6)%	12.4%	7.3%	15.4%	12.3%	1.7%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.98)%	(1.11)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.88)%	(0.88)%	(0.91)%	(0.92)%	(1.06)%	(0.91)%	(0.90)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2014.
**	Percentages are annualized.

For the Three Months Ended March 31, 2014 (unaudited)

Per Share Operating Performance	Ultra Australian Dollar	Ultra Euro		Ultra Yen	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF	Ultra VIX Short-Term Futures ETF	Short VIX Short-Term Futures ETF
Net asset value, at December 31, 2013	$31.6801	$26.0346		$18.6318	$28.5387	$19.2959	$67.0841	$67.4993

Net investment income (loss)	(0.0733)	(0.0566)		(0.0428)	(0.0577)	(0.0383)	(0.2919)	(0.2209)
Net realized and unrealized gain (loss)#	2.8368	0.0512		0.7168	(0.2803)	(0.7639)	(6.4957)	(5.4192)
Change in net asset value from operations	2.7635	(0.0054)		0.6740	(0.3380)	(0.8022)	(6.7876)	(5.6401)
Net asset value, at March 31, 2014	$34.4436	$26.0292		$19.3058	$28.2007	$18.4937	$60.2965	$61.8592

Market value per share, at December 31, 2013†	$31.61	$25.98		$18.61	$28.53	$19.29	$67.12	$67.47
Market value per share, at March 31, 2014†	$34.46	$25.98		$19.29	$28.10	$18.50	$59.91	$61.97

Total Return, at net asset value^	8.7%	0.0	%***	3.6%	(1.2)%	(4.2)%	(10.1)%	(8.4)%
Total Return, at market value^	9.0%	0.0	%***	3.7%	(1.5)%	(4.1)%	(10.7)%	(8.2)%

Ratios to Average Net Assets**

Expense ratio	(1.00)%	(0.95)%		(0.95)%	(0.85)%	(0.85)%	(1.79)%	(1.50)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%		(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.93)%	(0.89)%		(0.89)%	(0.80)%	(0.81)%	(1.76)%	(1.45)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2014.
**	Percentages are annualized.
***	Amount represents less than 0.01%.

Selected data for a Share outstanding throughout the three months ended March 31, 2013:

For the Three Months Ended March 31, 2013 (unaudited)

Per Share Operating Performance	UltraShort DJ-UBS Commodity	UltraShort DJ-UBS Crude Oil	UltraShort DJ- UBS Natural Gas*	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar
Net asset value, at December 31, 2012	$54.1021	$40.3079	$102.1402	$63.8688	$51.3951	$37.6285	$37.8081

Net investment income (loss)	(0.1143)	(0.0850)	(0.2565)	(0.1428)	(0.1068)	(0.0840)	(0.0867)
Net realized and unrealized gain (loss)	1.1149	(3.7437)	(30.0196)	4.1421	2.7733	1.0874	(0.8315)
Change in net asset value from operations	1.0006	(3.8287)	(30.2761)	3.9993	2.6665	1.0034	(0.9182)
Net asset value, at March 31, 2013	$55.1027	$36.4792	$71.8641	$67.8681	$54.0616	$38.6319	$36.8899

Market value per share, at December 31, 2012†	$51.64	$40.44	$101.64	$62.60	$50.07	$37.64	$37.74
Market value per share, at March 31, 2013†	$51.14	$36.62	$72.24	$68.01	$55.02	$38.65	$36.41

Total Return, at net asset value^	1 .8%	(9.5)%	(29.6)%	6.3%	5.2%	2.7%	(2.4)%
Total Return, at market value^	(1.0)%	(9.4)%	(28.9)%	8.6%	9.9%	2.7%	(3.5)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.97)%	(1.21)%	(0.95)%	(0.95)%	(0.96)%	(0.99)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.86)%	(0.90)%	(1.15)%	(0.88)%	(0.87)%	(0.91)%	(0.94)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2013.
**	Percentages are annualized.

For the Three Months Ended March 31, 2013 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra DJ-UBS Commodity		Ultra DJ-UBS Crude Oil	Ultra DJ-UBS Natural Gas	Ultra Gold	Ultra Silver*
Net asset value, at December 31, 2012	$19.0172	$50.7577	$24.3875		$29.3941	$39.0490	$83.7634	$171.8906

Net investment income (loss)	(0.0411)	(0.1244)	(0.0535)		(0.0674)	(0.1040)	(0.1744)	(0.3644)
Net realized and unrealized gain (loss)	1.0374	8.3770	(0.7240)		2.3426	11.3070	(6.4032)	(17.6120)
Change in net asset value from operations	0.9963	8.2526	(0.7775)		2.2752	11.2030	(6.5776)	(17.9764)
Net asset value, at March 31, 2013	$20.0135	$59.0103	$23.6100		$31.6693	$50.2520	$77.1858	$153.9142

Market value per share, at December 31, 2012†	$19.01	$50.77	$23.93		$29.32	$39.24	$85.34	$176.40
Market value per share, at March 31, 2013†	$20.00	$59.00	$23.92		$31.56	$49.95	$77.01	$151.00

Total Return, at net asset value^	5.2%	16.3%	(3.2)%		7.7%	28.7%	(7.9)%	(10.5)%
Total Return, at market value^	5.2%	16.2%	0.0	%***	7.6%	27.3%	(9.8)%	(14.4)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.95)%		(0.97)%	(1.13)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%		(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.88)%	(0.88)%	(0.89)%		(0.90)%	(1.06)%	(0.88)%	(0.87)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2013.
**	Percentages are annualized.
***	Amount represents less than 0.01%.

For the Three Months Ended March 31, 2013 (unaudited)

Per Share Operating Performance	Ultra Australian Dollar	Ultra Euro	Ultra Yen	VIX Short- Term Futures ETF*	VIX Mid- Term Futures ETF	Ultra VIX Short-Term Futures ETF*	Short VIX Short-Term Futures ETF*
Net asset value, at December 31, 2012	$41.4986	$24.3499	$28.1840	$83.9374	$34.7003	$805.2711	$33.0649

Net investment income (loss)	(0.0949)	(0.0536)	(0.0537)	(0.1201)	(0.0539)	(1.8551)	(0.1506)
Net realized and unrealized gain (loss)	0.7443	(1.4326)	(4.3565)	(29.6940)	(8.2105)	(500.3708)	13.1843
Change in net asset value from operations	0.6494	(1.4862)	(4.4102)	(29.8141)	(8.2644)	(502.2259)	13.0337
Net asset value, at March 31, 2013	$42.1480	$22.8637	$23.7738	$54.1233	$26.4359	$303.0453	$46.0986

Market value per share, at December 31, 2012†	$41.45	$24.32	$28.28	$85.05	$34.22	$836.00	$32.73
Market value per share, at March 31, 2013†	$42.55	$22.92	$23.69	$54.50	$26.43	$307.60	$45.54

Total Return, at net asset value^	1.6%	(6.1)%	(15.6)%	(35.5)%	(23.8)%	(62.4)%	39.4%
Total Return, at market value^	2.7%	(5.8)%	(16.2)%	(35.9)%	(22.8)%	(63.2)%	39.2%

Ratios to Average Net Assets**

Expense ratio	(0.99)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(1.94)%	(1.54)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.89)%	(0.88)%	(0.79)%	(0.79)%	(1.91)%	(1.47)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended March 31, 2013.
**	Percentages are annualized.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2014, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares UltraShort DJ-UBS Commodity, ProShares UltraShort DJ-UBS Crude Oil, ProShares UltraShort DJ-UBS Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra DJ-UBS Commodity, ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra DJ-UBS Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q.

The Trust registered shares for thirty-two additional series: (i) ProShares Short DJ-UBS Natural Gas and ProShares Short Gold (collectively, the “Short Funds”); (ii) ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (collectively, the “New Geared VIX Funds”); (iii) ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy (each, a “Managed Futures Fund” and collectively, the “Managed Futures Funds”); (iv) ProShares Financial Managed Futures Strategy; (v) ProShares UltraPro Australian Dollar, ProShares Short Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares Short Yen and ProShares UltraPro Short Yen; and (vi) ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar and ProShares UltraPro Short U.S. Dollar (collectively, the “Currency Index Funds”). The thirty-two additional series were never publicly offered and their registration has subsequently been terminated. Thus, as of March 31, 2014, the only Funds that have registered amounts are the twenty-one series of the Trust that have commenced investment operations.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the net assets of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2014 and 2013, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended March 31, 2014	Interest Income Three Months Ended March 31, 2013
ProShares UltraShort DJ-UBS Commodity	$308	$725
ProShares UltraShort DJ-UBS Crude Oil	36,973	25,309
ProShares UltraShort DJ-UBS Natural Gas	6,683	2,401
ProShares UltraShort Gold	15,195	15,757
ProShares UltraShort Silver	12,957	22,355
ProShares Short Euro	1,046	514
ProShares UltraShort Australian Dollar	3,864	498
ProShares UltraShort Euro	69,357	87,230
ProShares UltraShort Yen	78,224	69,492
ProShares Ultra DJ-UBS Commodity	332	750
ProShares Ultra DJ-UBS Crude Oil	21,701	63,274
ProShares Ultra DJ-UBS Natural Gas	6,273	11,677
ProShares Ultra Gold	13,828	59,078

Fund	Interest Income Three Months Ended March 31, 2014	Interest Income Three Months Ended March 31, 2013
ProShares Ultra Silver	62,602	159,260
ProShares Ultra Australian Dollar	558	646
ProShares Ultra Euro	378	676
ProShares Ultra Yen	435	826
ProShares VIX Short-Term Futures ETF	23,668	24,328
ProShares VIX Mid-Term Futures ETF	5,328	7,320
ProShares Ultra VIX Short-Term Futures ETF	21,276	17,539
ProShares Short VIX Short-Term Futures ETF	24,205	9,265

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

Market Risk

Trading in derivatives contracts involves each Fund entering into contractual commitments to purchase or sell a commodity, currency or spot volatility product underlying the Fund’s benchmark at a specified date and price, should it hold such derivatives contract into the deliverable period. Should a Fund enter into a contractual commitment to sell a physical commodity, currency or spot volatility product, it would be required to make delivery of that commodity, currency or spot volatility product at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the value of a commodity, currency or spot volatility product can rise is unlimited, entering into commitments to sell commodities, currencies or spot volatility products would expose a Fund to theoretically unlimited risk.

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

The Sponsor attempts to minimize certain of these market and credit risks by normally:

•	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;

•	limiting the outstanding amounts due from counterparties to the Funds;

•	not posting margin directly with a counterparty;

•	generally requiring that the counterparty posts collateral in amounts approximately equal to that owed to the Funds, as marked to market daily, subject to certain minimum thresholds;

•	limiting the amount of margin or premium posted at a futures commission merchant (“FCM”); and

•	ensuring that deliverable contracts are not held to such a date when delivery of the underlying asset could be called for.

Off-Balance Sheet Arrangements and Contractual Obligations

As of May 8, 2014, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund and the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s and VIX Funds’ final creation/redemption NAV for the three months ended March 31, 2014.

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

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

ProShares UltraShort DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$3,797,427	$3,245,965
NAV end of period	$3,283,730	$3,305,997
Percentage change in NAV	(13.5)%	1.8%
Shares outstanding beginning of period	59,997	59,997
Shares outstanding end of period	59,997	59,997
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$63.29	$54.10
Per share NAV end of period	$54.73	$55.10
Percentage change in per share NAV	(13.5)%	1.8%
Percentage change in benchmark	7.0%	(1.1)%
Benchmark annualized volatility	9.8%	8.2%

During the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2013 to March 31, 2014. By comparison, during the three months ended March 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Commodity Index during the three months ended March 31, 2013. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to March 31, 2013.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.5% for the three months ended March 31, 2014, as compared to the per Share NAV increase of 1.8% for the three months ended March 31, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 9, 2014 at $66.81 per Share and reached its low for the period on March 6, 2014 at $53.06 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on March 6, 2013 at $56.68 per Share and reached its low for the period on January 30, 2013 at $51.04 per Share.

The benchmark’s rise of 7.0% for the three months ended March 31, 2014, as compared to the benchmark’s decline of 1.1% for the three months ended March 31, 2013, can be attributed to appreciation of the underlying components of the index during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(7,991)	$(6,860)
Management fee	8,299	7,585
Net realized gain (loss)	(635,695)	308,500
Change in net unrealized appreciation/depreciation	129,989	(241,608)
Net income (loss)	$(513,697)	$60,032

The Fund’s net income decreased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to an increase in the Fund’s benchmark index from the three months ended March 31, 2013 to the three months ended March 31, 2014.

ProShares UltraShort DJ-UBS Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$256,060,149	$89,481,266
NAV end of period	$318,170,803	$141,172,634
Percentage change in NAV	24.3%	57.8%
Shares outstanding beginning of period	8,069,944	2,219,944
Shares outstanding end of period	11,169,944	3,869,944
Percentage change in shares outstanding	38.4%	74.3%
Shares created	7,700,000	2,350,000
Shares redeemed	4,600,000	700,000
Per share NAV beginning of period	$31.73	$40.31
Per share NAV end of period	$28.48	$36.48
Percentage change in per share NAV	(10.2)%	(9.5)%
Percentage change in benchmark	4.4%	4.2%
Benchmark annualized volatility	16.6%	14.4%

During the three months ended March 31, 2014, the increase in the Fund’s NAV resulted from an increase from 8,069,944 outstanding Shares at December 31, 2013 to 11,169,944 outstanding Shares at March 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM. By comparison, during the three months ended March 31, 2013, the increase in the Fund’s NAV resulted from an increase from 2,219,944 outstanding Shares at December 31, 2012 to 3,869,944 outstanding Shares at March 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.2% for the three months ended March 31, 2014, as compared to the decrease of 9.5% for the three months ended March 31, 2013, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 9, 2014 at $36.34 per Share and reached its low for the period on March 3, 2014 at $27.23 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on March 4, 2013 at $42.25 per Share and reached its low for the period on January 30, 2013 at $35.62 per Share.

The benchmark’s rise of 4.4% for the three months ended March 31, 2014, as compared to the benchmark’s rise of 4.2% for the three months ended March 31, 2013, can be attributed to a greater increase in the price of WTI Crude Oil during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(599,273)	$(321,310)
Management fee	623,553	339,584
Brokerage commission	12,693	7,035
Net realized gain (loss)	(12,272,712)	(6,125,829)
Change in net unrealized appreciation/depreciation	(3,393,450)	(1,501,047)
Net income (loss)	$(16,265,435)	$(7,948,186)

The Fund’s net income decreased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to a greater increase in the price of WTI Crude Oil during the three months ended March 31, 2014.

ProShares UltraShort DJ-UBS Natural Gas*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$22,734,767	$12,768,340
NAV end of period	$73,544,544	$25,153,019
Percentage change in NAV	223.5%	97.0%
Shares outstanding beginning of period	324,952	125,008
Shares outstanding end of period	1,674,952	350,008
Percentage change in shares outstanding	415.4%	180.0%
Shares created	2,100,000	237,500
Shares redeemed	750,000	12,500
Per share NAV beginning of period	$69.96	$102.14
Per share NAV end of period	$43.91	$71.86
Percentage change in per share NAV	(37.2)%	(29.6)%
Percentage change in benchmark	12.0%	15.0%
Benchmark annualized volatility	56.7%	31.2%

During the three months ended March 31, 2014, the increase in the Fund’s NAV resulted from an increase from 324,952 outstanding Shares at December 31, 2013 to 1,674,952 outstanding Shares at March 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. By comparison, during the three months ended March 31, 2013, the increase in the Fund’s NAV resulted from an increase from 125,008 outstanding Shares at December 31, 2012 to 350,008 outstanding Shares at

March 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 37.2% for the three months ended March 31, 2014, as compared to the decrease of 29.6% for the three months ended March 31, 2013, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 9, 2014 at $76.82 per Share and reached its low for the period on February 4, 2014 at $36.07 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 9, 2013 at $116.80 per Share and reached its low for the period on March 27, 2013 at $70.36 per Share.

The benchmark’s rise of 12.0% for the three months ended March 31, 2014, as compared to the benchmark’s rise of 15.0% for the three months ended March 31, 2013, can be attributed to a lesser increase in the price of Henry Hub Natural Gas during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(155,585)	$(43,566)
Management fee	131,806	36,143
Brokerage commission	30,462	9,824
Net realized gain (loss)	(9,212,982)	(1,773,525)
Change in net unrealized appreciation/depreciation	3,439,263	(3,906,112)
Net income (loss)	$(5,929,304)	$(5,723,203)

The Fund’s net income decreased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to an increase in the price of Henry Hub Natural Gas in conjunction with a significant increase in shares outstanding during the three months ended March 31, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares UltraShort DJ-UBS Natural Gas Fund.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$139,436,456	$92,416,742
NAV end of period	$114,517,274	$104,990,435
Percentage change in NAV	(17.9)%	13.6%
Shares outstanding beginning of period	1,346,978	1,446,978
Shares outstanding end of period	1,296,978	1,546,978
Percentage change in shares outstanding	(3.7)%	6.9%

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Shares created	300,000	250,000
Shares redeemed	350,000	150,000
Per share NAV beginning of period	$103.52	$63.87
Per share NAV end of period	$88.30	$67.87
Percentage change in per share NAV	(14.7)%	6.3%
Percentage change in benchmark	7.2%	(3.6)%
Benchmark annualized volatility	14.4%	11.3%

During the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,346,978 outstanding Shares at December 31, 2013 to 1,296,978 outstanding Shares at March 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London. By comparison, during the three months ended March 31, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 1,446,978 outstanding Shares at December 31, 2012 to 1,546,978 outstanding Shares at March 31, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 14.7% for the three months ended March 31, 2014, as compared to the increase of 6.3% for the three months ended March 31, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 8, 2014 at $100.49 per Share and reached its low for the period on March 14, 2014 at $77.10 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on February 22, 2013 at $69.97 per Share and reached its low for the period on January 2, 2013 at $61.07 per Share.

The benchmark’s rise of 7.2% for the three months ended March 31, 2014, as compared to the benchmark’s decline of 3.6% for the three months ended March 31, 2013, can be attributed to an increase in the price of spot gold in U.S. Dollar terms during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(250,373)	$(210,717)
Management fee	265,552	226,458
Brokerage commission	16	16
Net realized gain (loss)	(22,148,192)	12,883,068
Change in net unrealized appreciation/depreciation	2,904,578	(6,991,988)
Net income (loss)	$(19,493,987)	$5,680,363

The Fund’s net income decreased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to an increase in the price of spot gold in U.S. Dollar terms during the three months ended March 31, 2014.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$112,989,686	$100,656,703
NAV end of period	$71,024,281	$105,879,128
Percentage change in NAV	(37.1)%	5.2%
Shares outstanding beginning of period	1,258,489	1,958,489
Shares outstanding end of period	858,489	1,958,489
Percentage change in shares outstanding	(31.8)%	0.0%
Shares created	550,000	600,000
Shares redeemed	950,000	600,000
Per share NAV beginning of period	$89.78	$51.40
Per share NAV end of period	$82.73	$54.06
Percentage change in per share NAV	(7.9)%	5.2%
Percentage change in benchmark	2.4%	(4.4)%
Benchmark annualized volatility	21.4%	23.4%

During the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,258,489 outstanding Shares at December 31, 2013 to 858,489 outstanding Shares at March 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the three months ended March 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to March 31, 2013.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.9% for the three months ended March 31, 2014, as compared to the increase of 5.2% for the three months ended March 31, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on February 3, 2014 at $91.17 per Share and reached its low for the period on February 24, 2014 at $68.80 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on March 1, 2013 at $56.91 per Share and reached its low for the period on January 23, 2013 at $43.72 per Share.

The benchmark’s rise of 2.4% for the three months ended March 31, 2014, as compared to the benchmark’s decline of 4.4% for the three months ended March 31, 2013, can be attributed to an increase in the price of spot silver in U.S. Dollar terms during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(191,211)	$(228,180)
Management fee	204,160	250,527
Brokerage commission	8	8
Net realized gain (loss)	(12,612,864)	29,205,653
Change in net unrealized appreciation/depreciation	9,961,049	(19,068,251)
Net income (loss)	$(2,843,026)	$9,909,222

The Fund’s net income decreased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to an increase in the price of spot silver in U.S. Dollar terms during the three months ended March 31, 2014.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$8,896,842	$3,763,040
NAV end of period	$7,102,270	$3,863,386
Percentage change in NAV	(20.2)%	2.7%
Shares outstanding beginning of period	250,005	100,005
Shares outstanding end of period	200,005	100,005
Percentage change in shares outstanding	(20.0)%	0.0%
Shares created	—	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$35.59	$37.63
Per share NAV end of period	$35.51	$38.63
Percentage change in per share NAV	(0.2)%	2.7%
Percentage change in benchmark	0.1%	(2.9)%
Benchmark annualized volatility	6.0%	8.6%

During the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 250,005 outstanding Shares at December 31, 2013 to 200,005 outstanding Shares at March 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the three months ended ended March 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to March 31, 2013.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.2% for the three months ended March 31, 2014, as compared to the increase of 2.7% for the period ended March 31, 2013, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 31, 2014 at $36.34 per Share and reached its low for the period on March 18, 2014 at $35.13 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on March 27, 2013 at $38.76 per Share and reached its low for the period on February 1, 2013 at $36.34 per Share.

The benchmark’s rise of 0.1% for the three months ended March 31, 2014, as compared to the benchmark’s decline of 2.9% for the three months ended March 31, 2013, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(16,599)	$(8,405)
Management fee	17,406	—
Brokerage commission	239	116
Offering costs	—	10,110
Limitation by Sponsor	—	(1,307)
Net realized gain (loss)	(66,330)	(7,858)
Change in net unrealized appreciation/depreciation	80,941	116,609
Net income (loss)	$(1,988)	$100,346

The Fund’s net income decreased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to an increase in the value of the Euro versus the U.S. Dollar during the three month ended March 31, 2014.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$27,983,279	$3,780,999
NAV end of period	$21,165,734	$3,689,176
Percentage change in NAV	(24.4)%	(2.4)%
Shares outstanding beginning of period	600,005	100,005
Shares outstanding end of period	500,005	100,005
Percentage change in shares outstanding	(16.7)%	0.0%
Shares created	—	—
Shares redeemed	100,000	—
Per share NAV beginning of period	$46.64	$37.81
Per share NAV end of period	$42.33	$36.89
Percentage change in per share NAV	(9.2)%	(2.4)%
Percentage change in benchmark	3.8%	0.1%
Benchmark annualized volatility	9.4%	6.7%

During the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 600,005 outstanding Shares at December 31, 2013 to 500,005 outstanding Shares at March 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar. By comparison, during the three months ended March 31, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar. There was no net change in outstanding Shares from December 31, 2012 to March 31, 2013.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.2% for the three months ended March 31, 2014, as compared to the decrease of 2.4% for the period ended March 31, 2013, was primarily due to a greater depreciation in the value of the assets held by the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 24, 2014 at $48.83 per Share and reached its low for the period on March 31, 2014 at $42.33 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on March 4, 2013 at $38.76 per Share and reached its low for the period on January 10, 2013 at $36.24 per Share.

The benchmark’s rise of 3.8% for the three months ended March 31, 2014, as compared to the benchmark’s rise of 0.1% for the three months ended March 31, 2013, can be attributed to a greater increase in the value of the Australian Dollar versus the U.S. Dollar during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(59,178)	$(8,669)
Management fee	59,260	—
Brokerage commission	3,782	398
Offering costs	—	10,110
Limitation by Sponsor	—	(1,341)
Net realized gain (loss)	(78,205)	112,165
Change in net unrealized appreciation/depreciation	(2,139,899)	(195,319)
Net income (loss)	$(2,277,282)	$(91,823)

The Fund’s net income decreased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to a greater increase in the value of the Australian Dollar versus the U.S. Dollar during the three month ended March 31, 2014.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$418,001,115	$526,778,026
NAV end of period	$410,466,058	$516,348,251
Percentage change in NAV	(1.8)%	(2.0)%
Shares outstanding beginning of period	24,500,014	27,700,014
Shares outstanding end of period	24,250,014	25,800,014

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Percentage change in shares outstanding	(1.0)%	(6.9)%
Shares created	200,000	2,100,000
Shares redeemed	450,000	4,000,000
Per share NAV beginning of period	$17.06	$19.02
Per share NAV end of period	$16.93	$20.01
Percentage change in per share NAV	(0.8)%	5.2%
Percentage change in benchmark	0.1%	(2.9)%
Benchmark annualized volatility	6.0%	8.6%

During the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 24,500,014 outstanding Shares at December 31, 2013 to 24,250,014 outstanding Shares at March 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar. By comparison, during the three months ended March 31, 2013, the decrease in the Fund’s NAV resulted from a decrease from 27,700,014 outstanding Shares at December 31, 2012 to 25,800,014 outstanding Shares at March 31, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Euro versus the U.S. Dollar.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.8% for the three months ended March 31, 2014, as compared to the per Share NAV increase of 5.2% for the three months ended March 31, 2013, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 31, 2014 at $17.71 per Share and reached its low for the period on March 18, 2014 at $16.56 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on March 27, 2013 at $20.16 per Share and reached its low for the period on February 1, 2013 at $17.72 per Share.

The benchmark’s rise of 0.1% for the three months ended March 31, 2014, as compared to the benchmark’s decline of 2.9% for the three months ended March 31, 2013, can be attributed to a rise in the value of the Euro versus the U.S. Dollar during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(901,399)	$(1,093,113)
Management fee	970,756	1,180,343
Net realized gain (loss)	(12,180,103)	(2,950,073)
Change in net unrealized appreciation/depreciation	10,013,710	26,812,281
Net income (loss)	$(3,067,792)	$22,769,095

The Fund’s net income decreased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to an increase in the value of the Euro versus the U.S. Dollar for the three months ended March 31, 2014.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$588,121,516	$408,563,630
NAV end of period	$405,650,586	$472,040,826
Percentage change in NAV	(31.0)%	15.5%
Shares outstanding beginning of period	8,299,294	8,049,294
Shares outstanding end of period	5,999,294	7,999,294
Percentage change in shares outstanding	(27.7)%	(0.6)%
Shares created	150,000	1,100,000
Shares redeemed	2,450,000	1,150,000
Per share NAV beginning of period	$70.86	$50.76
Per share NAV end of period	$67.62	$59.01
Percentage change in per share NAV	(4.6)%	16.3%
Percentage change in benchmark	2.0%	(7.9)%
Benchmark annualized volatility	8.2%	12.3%

During the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,299,294 outstanding Shares at December 31, 2013 to 5,999,294 outstanding Shares at March 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. By comparison, during the three months ended March 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. The increase in the Fund’s NAV was offset by a decrease from 8,049,294 outstanding Shares at December 31, 2012 to 7,999,294 outstanding Shares at March 31, 2013.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.6% for the three months ended March 31, 2014, as compared to the per Share NAV increase of 16.3% for the three months ended March 31, 2013, was primarily due to a depreciation in the value of the assets held by the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 3, 2014 at $70.17 per Share and reached its low for the period on February 3, 2014 at $64.95 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on March 11, 2013 at $61.78 per Share and reached its low for the period on January 8, 2013 at $51.09 per Share.

The benchmark’s rise of 2.0% for the three months ended March 31, 2014, as compared to the benchmark’s decline of 7.9% for the three months ended March 31, 2013, can be attributed to an increase in the value of the Japanese Yen versus the U.S. Dollar during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(950,309)	$(935,606)
Management fee	1,028,533	1,005,098
Net realized gain (loss)	(94,384)	96,885,635
Change in net unrealized appreciation/depreciation	(24,542,413)	(35,385,357)
Net income (loss)	$(25,587,106)	$60,564,672

The Fund’s net income decreased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to an increase in the value of the Japanese Yen versus the U.S. Dollar during the three months ended March 31, 2014.

ProShares Ultra DJ-UBS Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$2,915,034	$6,097,211
NAV end of period	$3,316,304	$4,722,331
Percentage change in NAV	13.8%	(22.5)%
Shares outstanding beginning of period	150,014	250,014
Shares outstanding end of period	150,014	200,014
Percentage change in shares outstanding	0.0%	(20.0)%
Shares created	—	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$19.43	$24.39
Per share NAV end of period	$22.11	$23.61
Percentage change in per share NAV	13.8%	(3.2)%
Percentage change in benchmark	7.0%	(1.1)%
Benchmark annualized volatility	9.8%	8.2%

During the three months ended March 31, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2013 to March 31, 2014. By comparison, during the three months ended March 31, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 250,014 outstanding shares at December 31, 2012 to 200,014 outstanding Shares at March 31, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Commodity Index.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 13.8% for the three months ended March 31, 2014, as compared to the decrease of 3.2% for the three months ended March 31, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on March 6, 2014 at $22.88 per Share and reached its low for the period on January 9, 2014 at $18.38 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 30, 2013 at $25.72 per Share and reached its low for the period on March 6, 2013 at $23.05 per Share.

The benchmark’s rise of 7.0% for the three months ended March 31, 2014, as compared to the benchmark’s decline of 1.1% for the three months ended March 31, 2013, can be attributed to an appreciation of the underlying components of the index during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(6,957)	$(11,629)
Management fee	7,289	12,379
Net realized gain (loss)	537,342	(508,881)
Change in net unrealized appreciation/depreciation	(129,115)	421,243
Net income (loss)	$401,270	$(99,267)

The Fund’s net income increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to an increase in the Fund’s benchmark index from the three months ended March 31, 2013 to the three months ended March 31, 2014.

ProShares Ultra DJ-UBS Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$142,773,429	$483,508,964
NAV end of period	$102,118,128	$326,167,332
Percentage change in NAV	(28.5)%	(32.5)%
Shares outstanding beginning of period	4,449,170	16,449,170
Shares outstanding end of period	2,949,170	10,299,170
Percentage change in shares outstanding	(33.7)%	(37.4)%
Shares created	4,350,000	850,000
Shares redeemed	5,850,000	7,000,000
Per share NAV beginning of period	$32.09	$29.39
Per share NAV end of period	$34.63	$31.67
Percentage change in per share NAV	7.9%	7.7%
Percentage change in benchmark	4.4%	4.2%
Benchmark annualized volatility	16.6%	14.4%

During the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,449,170 outstanding Shares at December 31, 2013 to 2,949,170 outstanding Shares at March 31, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM. By comparison, during the three months ended March 31, 2013, the decrease in the Fund’s NAV resulted from a decrease from 16,449,170 outstanding Shares at December 31, 2012 to 10,299,170 outstanding Shares at March 31, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS WTI Crude Oil SubindexSM.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.9% for the three months ended March 31, 2014, as compared to the increase of 7.7% for the three months ended March 31, 2013, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on March 3, 2014 at $36.55 per Share and reached its low for the period on January 9, 2014 at $27.85 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 30, 2013 at $33.05 per Share and reached its low for the period on March 4, 2013 at $27.55 per Share.

The benchmark’s rise of 4.4% for the three months ended March 31, 2014, as compared to the benchmark’s rise of 4.2% for the three months ended March 31, 2013, can be attributed to a greater increase in the price of WTI Crude Oil during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(333,392)	$(792,030)
Management fee	345,942	840,387
Brokerage commission	9,151	14,917
Net realized gain (loss)	21,200,055	66,563,292
Change in net unrealized appreciation/depreciation	476,147	(28,749,402)
Net income (loss)	$21,342,810	$37,021,860

The Fund’s net income decreased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to a significant decline in shares outstanding during the three months ended March 31, 2014.

ProShares Ultra DJ-UBS Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$62,915,779	$73,019,370
NAV end of period	$21,211,850	$51,254,090
Percentage change in NAV	(66.3)%	(29.8)%
Shares outstanding beginning of period	1,619,941	1,869,941
Shares outstanding end of period	469,941	1,019,941
Percentage change in shares outstanding	(71.0)%	(45.5)%
Shares created	200,000	1,000,000
Shares redeemed	1,350,000	1,850,000
Per share NAV beginning of period	$38.84	$39.05
Per share NAV end of period	$45.14	$50.25
Percentage change in per share NAV	16.2%	28.7%
Percentage change in benchmark	12.0%	15.0%
Benchmark annualized volatility	56.7%	31.2%

During the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted from a decrease from 1,619,941 outstanding Shares at December 31, 2013 to 469,941 outstanding Shares at March 31, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM. By comparison, during the three months ended March 31, 2013, the decrease in the Fund’s NAV resulted from a decrease from 1,869,941 outstanding Shares at December 31, 2012 to 1,019,941 outstanding Shares at March 31, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Dow Jones-UBS Natural Gas SubindexSM.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 16.2% for the three months ended March 31, 2014, as compared to the increase of 28.7% for the three months ended March 31, 2013, was primarily due to a lesser appreciation in the value of the assets of the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 29, 2014 at $63.78 per Share and reached its low for the period on January 9, 2014 at $34.90 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on March 27, 2013 at $51.37 per Share and reached its low for the period on January 9, 2013 at $33.68 per Share.

The benchmark’s rise of 12% for the three months ended March 31, 2014, as compared to the benchmark’s rise of 15.0% for the three months ended March 31, 2013, can be attributed to a lesser increase in the price of Henry Hub Natural Gas during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(117,562)	$(197,871)
Management fee	105,844	176,613
Brokerage commission	17,991	32,935
Net realized gain (loss)	16,806,082	5,749,387
Change in net unrealized appreciation/depreciation	1,802,726	17,862,843
Net income (loss)	$18,491,246	$23,414,359

The Fund’s net income decreased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to a lesser increase in the price of Henry Hub Natural Gas during the three months ended March 31, 2014.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$132,017,405	$335,054,752
NAV end of period	$136,370,103	$316,462,981
Percentage change in NAV	3.3%	(5.5)%

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Shares outstanding beginning of period	3,200,014	4,000,014
Shares outstanding end of period	2,900,014	4,100,014
Percentage change in shares outstanding	(9.4)%	2.5%
Shares created	100,000	100,000
Shares redeemed	400,000	—
Per share NAV beginning of period	$41.26	$83.76
Per share NAV end of period	$47.02	$77.19
Percentage change in per share NAV	14.0%	(7.9)%
Percentage change in benchmark	7.2%	(3.6)%
Benchmark annualized volatility	14.4%	11.3%

During the three months ended March 31, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. The increase of the Fund’s NAV was offset by a decrease from 3,200,014 outstanding Shares at December 31, 2013 to 2,900,014 outstanding Shares at March 31, 2014. By comparison, during the three months ended March 31, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. Dollar P.M. fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 4,000,014 outstanding Shares at December 31, 2012 to 4,100,014 outstanding Shares at March 31, 2013.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 14.0% for the three months ended March 31, 2014, as compared to the decrease of 7.9% for the three months ended March 31, 2013, was primarily due to the appreciation in the value of the assets of the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on March 14, 2014 at $54.16 per Share and reached its low for the period on January 8, 2014 at $42.35 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 2, 2013 at $87.40 per Share and reached its low for the period on March 6, 2013 at $74.98 per Share.

The benchmark’s rise of 7.2% for the three months ended March 31, 2014, as compared to the benchmark’s decline of 3.6% for the three months ended March 31, 2013, can be attributed to an increase in the price of spot gold in U.S. Dollar terms during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(317,539)	$(703,550)
Management fee	331,351	762,612
Brokerage commission	16	16
Net realized gain (loss)	23,433,550	(50,412,546)
Change in net unrealized appreciation/depreciation	(5,190,033)	24,882,532
Net income (loss)	$17,925,978	$(26,233,564)

The Fund’s net income increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to an increase in the price of spot gold in U.S. Dollar terms during the three months ended March 31, 2014.

ProShares Ultra Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$465,479,519	$747,725,400
NAV end of period	$482,485,237	$746,484,767
Percentage change in NAV	3.7%	(0.2)%
Shares outstanding beginning of period	7,350,007	4,350,007
Shares outstanding end of period	7,396,533	4,850,007
Percentage change in shares outstanding	0.6%	11.5%
Shares created	787,500	537,500
Shares redeemed	740,974	37,500
Per share NAV beginning of period	$63.33	$171.89
Per share NAV end of period	$65.23	$153.91
Percentage change in per share NAV	3.0%	(10.5)%
Percentage change in benchmark	2.4%	(4.4)%
Benchmark annualized volatility	21.4%	23.4%

During the three months ended March 31, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 7,350,007 outstanding Shares at December 31, 2013 to 7,396,533 outstanding Shares at March 31, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. By comparison, during the three months ended March 31, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase 4,350,007 outstanding Shares at December 31, 2012 to 4,850,007 outstanding Shares at March 31, 2013.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.0% for the three months ended March 31, 2014, as compared to the decrease of 10.5% for the three months ended March 31, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on February 24, 2014 at $80.11 per Share and reached its low for the period on February 3, 2014 at $61.50 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 23, 2013 at $197.56 per Share and reached its low for the period on March 1, 2013 at $147.88 per Share.

The benchmark’s rise of 2.4% for the three months ended March 31, 2014, as compared to the benchmark’s decline of 4.4% for the three months ended March 31, 2013, can be attributed to an increase in the price of spot silver in U.S. Dollar terms during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(1,125,310)	$(1,624,407)
Management fee	1,187,904	1,783,659
Brokerage commission	8	8
Net realized gain (loss)	73,958,641	(215,674,335)
Change in net unrealized appreciation/depreciation	(55,640,539)	137,618,617
Net income (loss)	$17,192,792	$(79,680,125)

The Fund’s net income increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to an increase in the price of spot silver in U.S. Dollar terms during the three months ended March 31, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra Silver Fund.

ProShares Ultra Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$3,168,165	$4,150,068
NAV end of period	$3,444,536	$4,215,006
Percentage change in NAV	8.7%	1.6%
Shares outstanding beginning of period	100,005	100,005
Shares outstanding end of period	100,005	100,005
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$31.68	$41.50
Per share NAV end of period	$34.44	$42.15
Percentage change in per share NAV	8.7%	1.6%
Percentage change in benchmark	3.8%	0.1%
Benchmark annualized volatility	9.4%	6.7%

During the three months ended March 31, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar. There was no net change in outstanding Shares from December 31, 2013 to March 31, 2014. By comparison, during the three months ended March 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar. There was no net change in outstanding Shares from December 31, 2012 to March 31, 2013.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.7% for the three months ended March 31, 2014, as compared to the increase of 1.6% for the three months ended March 31, 2013, was primarily due to a greater appreciation in the value of the assets of the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on March 31, 2014 at $34.44 per Share and reached its low for the period on January 24, 2014 at $30.12 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 10, 2013 at $43.23 per Share and reached its low for the period on March 4, 2013 at $40.21 per Share.

The benchmark’s rise of 3.8% for the three months ended March 31, 2014, as compared to the benchmark’s rise of 0.1% for the three months ended March 31, 2013, can be attributed to a greater increase in the value of the Australian Dollar versus the U.S. Dollar during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(7,330)	$(9,492)
Management fee	7,508	—
Brokerage commission	380	362
Offering costs	—	10,110
Limitation by Sponsor	—	(334)
Net realized gain (loss)	(27,427)	(149,370)
Change in net unrealized appreciation/depreciation	311,128	223,800
Net income (loss)	$276,371	$64,938

The Fund’s net income increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to a greater increase in the value of the Australian Dollar versus the U.S. Dollar during the three month ended March 31, 2014.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$2,603,827	$4,870,316
NAV end of period	$2,603,282	$4,573,067
Percentage change in NAV	0.0%	(6.1)%
Shares outstanding beginning of period	100,014	200,014
Shares outstanding end of period	100,014	200,014
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$26.03	$24.35
Per share NAV end of period	$26.03	$22.86
Percentage change in per share NAV	0.0%	(6.1)%
Percentage change in benchmark	0.1%	(2.9)%
Benchmark annualized volatility	6.0%	8.6%

During the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in outstanding Shares from December 31, 2013 to March 31, 2014. By comparison, during the three months ended March 31, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Euro versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to March 31, 2013.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. There was no net change in the Fund’s per Share NAV from December 31, 2013 to March 31, 2014, as compared to the decrease of 6.1% for the three months ended March 31, 2013, was primarily due to an immaterial change in the value of the assets held by the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on March 18, 2014 at $26.63 per Share and reached its low for the period on January 31, 2014 at $24.99 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on February 1, 2013 at $26.03 per Share and reached its low for the period on March 27, 2013 at $22.71 per Share.

The benchmark’s rise of 0.1% for the three months ended March 31, 2014, as compared to the benchmark’s decline of 2.9% for the three months ended March 31, 2013, can be attributed to an increase in the value of the Euro versus the U.S. Dollar during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(5,664)	$(10,724)
Management fee	6,042	11,400
Net realized gain (loss)	85,136	(65,348)
Change in net unrealized appreciation/depreciation	(80,017)	(221,177)
Net income (loss)	$(545)	$(297,249)

The Fund’s net income increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to an increase in the value of the Euro versus the U.S. Dollar during the three months ended March 31, 2014.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$2,795,026	$4,227,995
NAV end of period	$2,896,143	$3,566,403
Percentage change in NAV	3.6%	(15.6)%
Shares outstanding beginning of period	150,014	150,014
Shares outstanding end of period	150,014	150,014
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	50,000
Shares redeemed	—	50,000
Per share NAV beginning of period	$18.63	$28.18
Per share NAV end of period	$19.31	$23.77
Percentage change in per share NAV	3.6%	(15.6)%
Percentage change in benchmark	2.0%	(7.9)%
Benchmark annualized volatility	8.2%	12.3%

During the three months ended March 31, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2013 to March 31, 2014. By comparison, during the three months ended March 31, 2013 the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese Yen versus the U.S. Dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to March 31, 2013.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.6% for the three months ended March 31, 2014, as compared to the decrease of 15.6% for the three months ended March 31, 2013, was primarily due to an appreciation in the value of the assets held by the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on February 3, 2014 at $20.21 per Share and reached its low for the period on January 9, 2014 at $18.80 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 8, 2013 at $27.97 per Share and reached its low for the period on March 11, 2013 at $22.76 per Share.

The benchmark’s rise of 2.0% for the three months ended March 31, 2014, as compared to the benchmark’s decline of 7.9% for the three months ended March 31, 2013, can be attributed to an increase in the value of the Japanese Yen versus the U.S. Dollar during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(6,420)	$(10,060)
Management fee	6,855	10,886
Net realized gain (loss)	(10,441)	(1,217,929)
Change in net unrealized appreciation/depreciation	117,978	423,575
Net income (loss)	$101,117	$(804,414)

The Fund’s net income increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to an increase in the value of the Japanese Yen versus the U.S. Dollar during the three months ended March 31, 2014.

ProShares VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$270,398,554	$137,657,464
NAV end of period	$117,732,469	$218,387,479
Percentage change in NAV	(56.5)%	58.6%
Shares outstanding beginning of period	9,474,812	1,640,001
Shares outstanding end of period	4,174,812	4,035,001
Percentage change in shares outstanding	(55.9)%	146.0%
Shares created	1,475,000	3,160,000
Shares redeemed	6,775,000	765,000
Per share NAV beginning of period	$28.54	$83.94
Per share NAV end of period	$28.20	$54.12
Percentage change in per share NAV	(1.2)%	(35.5)%
Percentage change in benchmark	(0.6)%	(35.8)%
Benchmark annualized volatility	60.8%	64.3%

During the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 9,474,812 outstanding Shares at December 31, 2013 to 4,174,812 outstanding Shares at March 31, 2014. By comparison, during the three months ended March 31, 2013, the increase in the Fund’s NAV resulted from an increase from 1,640,001 outstanding Shares at December 31, 2012 to 4,035,001 outstanding Shares at March 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.2% for the three months ended March 31, 2014, as compared to the decrease of 35.5% for the three months ended March 31, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on February 5, 2014 at $36.25 per Share and reached its low for the period on January 22, 2014 at $26.66 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $76.10 per Share and reached its low for the period on March 26, 2013 at $54.10 per Share.

The benchmark’s decline of 0.6% for the three months ended March 31, 2014, as compared to the benchmark’s decline of 35.8% for the three months ended March 31, 2013, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(353,797)	$(327,343)
Management fee	377,465	351,671
Net realized gain (loss)	15,786,313	(55,410,711)
Change in net unrealized appreciation/depreciation	11,621,137	(8,124,712)
Net income (loss)	$27,053,653	$(63,862,766)

The Fund’s net income increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to a lesser decline in the Fund’s benchmark in conjunction with significant changes in shares outstanding during the three months ended March 31, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares VIX Short-Term Futures ETF.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$51,134,323	$37,302,992
NAV end of period	$57,792,817	$68,072,450
Percentage change in NAV	13.0%	82.5%
Shares outstanding beginning of period	2,650,005	1,075,005
Shares outstanding end of period	3,125,005	2,575,005
Percentage change in shares outstanding	17.9%	139.5%
Shares created	1,100,000	1,825,000
Shares redeemed	625,000	325,000
Per share NAV beginning of period	$19.30	$34.70
Per share NAV end of period	$18.49	$26.44
Percentage change in per share NAV	(4.2)%	(23.8)%
Percentage change in benchmark	(3.9)%	(23.7)%
Benchmark annualized volatility	27.3%	24.9%

During the three months ended March 31, 2014, the increase in the Fund’s NAV resulted from an increase from 2,650,005 outstanding Shares at December 31, 2013 to 3,125,005 outstanding Shares at March 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended March 31, 2013, the increase in the Fund’s NAV resulted from an increase from 1,075,005 outstanding Shares at December 31, 2012 to 2,575,005 outstanding Shares at March 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.2% for the three months ended March 31, 2014, as compared to the decrease of 23.8% for the three months ended March 31, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on February 5, 2014 at $21.39 per Share and reached its low for the period on February 18, 2014 at $18.36 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $32.37 per Share and reached its low for the period on March 11, 2013 at $26.14 per Share.

The benchmark’s decline of 3.9% for the three months ended March 31, 2014, as compared to the benchmark’s decline of 23.7% for the three months ended March 31, 2013, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(110,008)	$(97,496)
Management fee	115,336	104,816
Net realized gain (loss)	(5,397,419)	(10,259,685)
Change in net unrealized appreciation/depreciation	2,889,947	(407,239)
Net income (loss)	$(2,617,480)	$(10,764,420)

The Fund’s net income increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to a lesser decline in the Fund’s benchmark during the three months ended March 31, 2014.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$226,233,584	$84,716,132
NAV end of period	$317,768,440	$344,396,396
Percentage change in NAV	40.5%	306.5%
Shares outstanding beginning of period	3,372,389	105,202
Shares outstanding end of period	5,270,099	1,136,452
Percentage change in shares outstanding	56.3%	980.3%
Shares created	4,775,000	1,552,500
Shares redeemed	2,877,290	521,250
Per share NAV beginning of period	$67.08	$805.27
Per share NAV end of period	$60.30	$303.05
Percentage change in per share NAV	(10.1)%	(62.4)%
Percentage change in benchmark	(0.6)%	(35.8)%
Benchmark annualized volatility	60.8%	64.3%

During the three months ended March 31, 2014, the increase in the Fund’s NAV resulted from an increase from 3,372,389 outstanding Shares at December 31, 2013 to 5,270,099 outstanding Shares at March 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2013, the increase in the Fund’s NAV resulted from an increase from 105,202 outstanding Shares at December 31, 2012 to 1,136,452 outstanding Shares at March 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 10.1% for the three months ended March 31, 2014, as compared to the decrease of 62.4% for the three months ended March 31, 2013, was primarily due to lesser depreciation in the value of the assets of the Fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on February 5, 2014 at $104.52 per Share and reached its low for the period on January 22, 2014 at $58.37 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $652.40 per Share and reached its low for the period on March 26, 2013 at $302.80 per Share.

The benchmark’s decline of 0.6% for the three months ended March 31, 2014, as compared to the benchmark’s decline of 35.8% for the three months ended March 31, 2013, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(1,084,303)	$(1,072,705)
Management fee	586,132	532,907
Brokerage commission	519,447	557,337
Net realized gain (loss)	(3,547,218)	(122,685,938)
Change in net unrealized appreciation/depreciation	(5,689,374)	(21,090,969)
Net income (loss)	$(10,320,895)	$(144,849,612)

The Fund’s net income increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to a lesser decline in the fund’s benchmark during the three months ended March 31, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share splits for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
NAV beginning of period	$141,751,202	$82,663,633
NAV end of period	$213,416,566	$69,149,807
Percentage change in NAV	50.6%	(16.3)%
Shares outstanding beginning of period	2,100,040	2,500,040
Shares outstanding end of period	3,450,040	1,500,040
Percentage change in shares outstanding	64.3%	(40.0)%
Shares created	2,850,000	2,800,000
Shares redeemed	1,500,000	3,800,000
Per share NAV beginning of period	$67.50	$33.06
Per share NAV end of period	$61.86	$46.10
Percentage change in per share NAV	(8.4)%	39.4%
Percentage change in benchmark	(0.6)%	(35.8)%
Benchmark annualized volatility	60.8%	64.3%

During the three months ended March 31, 2014, the increase in the Fund’s NAV resulted from an increase from 2,100,040 outstanding Shares at December 31, 2013 to 3,450,040 outstanding Shares at March 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2013, the decrease in the Fund’s NAV resulted from a decrease from 2,500,040 outstanding Shares at December 31, 2012 to 1,500,040 outstanding Shares at March 31, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.4% for the three months ended March 31, 2014, as compared to the increase of 39.4% for the three months ended March 31, 2013, was primarily due to depreciation in the value of the assets of the fund during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 22, 2014 at $71.82 per Share and reached its low for the period on February 5, 2014 at $50.78 per Share. By comparison, during the three months ended March 31, 2013, the Fund’s per Share NAV reached its high for the period on February 19, 2013 at $47.33 per Share and reached its low for the period on January 3, 2013 at $36.06 per Share.

The benchmark’s decline of 0.6% for the three months ended March 31, 2014, as compared to the benchmark’s decline of 35.8% for the three months ended March 31, 2013, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX Futures curve during the three months ended March 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net investment income (loss)	$(771,039)	$(213,419)
Management fee	503,918	137,663
Brokerage commission	291,326	85,021
Net realized gain (loss)	2,734,250	25,204,187
Change in net unrealized appreciation/depreciation	(32,247)	3,774,229
Net income (loss)	$1,930,964	$28,764,997

The Fund’s net income decreased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to a lesser decline in the Fund’s benchmark during the three months ended March 31, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of March 31, 2014 and 2013, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort DJ-UBS Commodity:

As of March 31, 2014 and 2013, the ProShares UltraShort DJ-UBS Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s short swap positions as of March 31, 2014 and 2013, which were sensitive to commodity price risk.

Swap Agreements as of March 31, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Deutsche Bank AG	Short	$134.5234	$(2,673,904)
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	134.5234	(2,839,014)
Dow Jones-UBS Commodity Index	UBS AG	Short	134.5234	(1,071,987)

Swap Agreements as of March 31, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Short	$137.2201	$(4,670,170)
Dow Jones-UBS Commodity Index	UBS AG	Short	137.2201	(1,918,450)

The March 31, 2014 and 2013 short swap notional values are calculated by multiplying units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2014 (the “Form 10-K”), for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Crude Oil:

As of March 31, 2014 and 2013, the ProShares UltraShort DJ-UBS Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2014	2,752	$101.58	1,000	$(279,548,160)

Swap Agreements as of March 31, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Deutsche Bank AG	Short	$255.0803	$(99,488,785)
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Short	255.0803	(108,344,369)
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Short	255.0803	(36,118,314)
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Short	255.0803	(112,771,776)

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2013	1,528	$97.23	1,000	$(148,567,440)

Swap Agreements as of March 31, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Sub-Index	Goldman Sachs International	Short	$238.5286	$(73,765,493)
Dow Jones-UBS WTI Crude Oil Sub-Index	Societe Generale S.A.	Short	238.5286	(17,320,352)
Dow Jones-UBS WTI Crude Oil Sub-Index	UBS AG	Short	238.5286	(42,736,934)

The March 31, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2014 and 2013 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort DJ-UBS Natural Gas:

As of March 31, 2014 and 2013, the ProShares UltraShort DJ-UBS Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2014	3,365	$4.37	10,000	$(147,084,150)

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2013	1,250	$4.02	10,000	$(50,300,000)

The March 31, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Gold:

As of March 31, 2014 and 2013, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2014	2	$1,283.80	100	$(256,760)

Forward Agreements as of March 31, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,291.77	$(122,330,619)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,291.77	(42,109,118)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,291.77	(20,151,612)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,291.77	(44,113,946)

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2013	2	$1,595.70	100	$(319,140)

Forward Agreements as of March 31, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,598.37	$(117,160,521)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,598 .37	(34,201,921)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,598 .37	(29,889,519)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,598 .37	(28,371,068)

The March 31, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2014 and 2013 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of March 31, 2014 and 2013, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2014	2	$19.752	5,000	$(197,520)

Forward Agreements as of March 31, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$19.9724	$(66,767,733)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	19.9724	(27,012,671)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	19.9724	(16,377,368)
0.999 Fine Troy Ounce Silver	UBS AG	Short	19.9724	(31,676,226)

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2013	2	$28.323	5,000	$(283,230)

Forward Agreements as of March 31, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$28.6463	$(87,084,752)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	28.6463	(45,504,648)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	28.6463	(35,378,181)
0.999 Fine Troy Ounce Silver	UBS AG	Short	28.6463	(43,513,730)

The March 31, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2014 and 2013 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with (decreases) increases in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Commodity:

As of March 31, 2014 and 2013, the ProShares Ultra DJ-UBS Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Dow Jones-UBS Commodity Index. The following tables provide information about the Fund’s swap positions as of March 31, 2014 and 2013, which were sensitive to commodity price risk.

Swap Agreements as of March 31, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Deutsche Bank AG	Long	$134.5234	$2,847,170
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	134.5234	2,448,497
Dow Jones-UBS Commodity Index	UBS AG	Long	134.5234	1,327,486

Swap Agreements as of March 31, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS Commodity Index	Goldman Sachs International	Long	$137.2201	$5,220,934
Dow Jones-UBS Commodity Index	UBS AG	Long	137.2201	4,253,708

The March 31, 2014 and 2013 swap notional values are calculated by multiplying units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Crude Oil:

As of March 31, 2014 and 2013, the ProShares Ultra DJ-UBS Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Dow Jones-UBS WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2014	858	$101.58	1,000	$87,155,640

Swap Agreements as of March 31, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Subindex	Deutsche Bank AG	Long	$255.0803	$31,611,457
Dow Jones-UBS WTI Crude Oil Subindex	Goldman Sachs International	Long	255.0803	38,736,489
Dow Jones-UBS WTI Crude Oil Subindex	Societe Generale S.A.	Long	255.0803	16,715,352
Dow Jones-UBS WTI Crude Oil Subindex	UBS AG	Long	255.0803	30,001,585

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2013	2,810	$97.23	1,000	$273,216,300

Swap Agreements as of March 31, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Dow Jones-UBS WTI Crude Oil Sub-Index	Goldman Sachs International	Long	$238.5286	$136,569,546
Dow Jones-UBS WTI Crude Oil Sub-Index	Societe Generale S.A.	Long	238.5286	70,834,560
Dow Jones-UBS WTI Crude Oil Sub-Index	UBS AG	Long	238.5286	171,781,631

The March 31, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2014 and 2013 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra DJ-UBS Natural Gas:

As of March 31, 2014 and 2013, the ProShares Ultra DJ-UBS Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2014	971	$4.37	10,000	$42,442,410

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2013	2,548	$4.02	10,000	$102,531,520

The March 31, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Gold:

As of March 31, 2014 and 2013, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2014	2	$1,283.80	100	$256,760

Forward Agreements as of March 31, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,291.77	$141,965,523
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,291.77	53,246,759
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,291.77	27,127,170
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,291.77	50,120,676

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2013	2	$1,595.70	100	$319,140

Forward Agreements as of March 31, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,598.37	$305,448,507
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,598 .37	110,958,845
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,598 .37	112,844,922
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,598 .37	103,414,539

The March 31, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2014 and 2013 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of March 31, 2014 and 2013, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2014	2	$19.752	5,000	$197,520

Forward Agreements as of March 31, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$19.9724	$502,765,225
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	19.9724	188,775,130
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	19.9724	86,021,127
0.999 Fine Troy Ounce Silver	UBS AG	Long	19.9724	187,181,333

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2013	2	$28.323	5,000	$283,230

Forward Agreements as of March 31, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$28.6463	$873,167,870
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	28 .6463	233,261,092
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	28 .6463	250,425,955
0.999 Fine Troy Ounce Silver	UBS AG	Long	28 .6463	135,898,047

The March 31, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2014 and 2013 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of March 31, 2014 and 2013, each of the Currency Fund’s positions were as follows:

ProShares Short Euro:

As of March 31, 2014 and 2013, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2014 and 2013, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	June 2014	41	$1.3774	125,000	$(7,059,175)

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	June 2013	24	$1.2823	125,000	$(3,846,900)

The March 31, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:

As of March 31, 2014 and 2013, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2014 and 2013, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2014	459	$92.25	1,000	$(42,342,750)

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2013	71	$103.53	1,000	$(7,350,630)

The March 31, 2014 and 2013 short futures notional value is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional value will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian Dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian Dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of March 31, 2014 and 2013, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2014 and 2013, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/04/14	18,383,800	1.3776	$25,325,422
Euro	UBS AG	Long	04/04/14	26,715,000	1.3776	36,802,438
Euro	Goldman Sachs International	Short	04/04/14	(315,847,325)	1.3776	(435,109,546)
Euro	UBS AG	Short	04/04/14	(324,757,500)	1.3776	(447,384,155)

Foreign Currency Forward Contracts as of March 31, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/05/13	34,213,200	1.2818	$43,854,981
Euro	UBS AG	Long	04/05/13	46,266,300	1.2818	59,304,821
Euro	Goldman Sachs International	Short	04/05/13	(396,944,825)	1.2818	(508,809,688)
Euro	UBS AG	Short	04/05/13	(488,742,400)	1.2818	(626,477,163)

The March 31, 2014 and 2013 USD market values equal the number of Euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of March 31, 2014 and 2013, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2014 and 2013, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/04/14	7,547,835,100	0.009688	$73,124,249
Yen	UBS AG	Long	04/04/14	3,218,173,300	0.009688	31,178,013
Yen	Goldman Sachs International	Short	04/04/14	(48,716,397,300)	0.009688	(471,969,766)
Yen	UBS AG	Short	04/04/14	(45,710,614,400)	0.009688	(442,849,413)

Foreign Currency Forward Contracts as of March 31, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/05/13	2,150,120,600	0.010622	$22,839,086
Yen	UBS AG	Long	04/05/13	6,684,643,600	0.010622	71,005,855
Yen	Goldman Sachs International	Short	04/05/13	(40,430,144,600)	0.010622	(429,458,498)
Yen	UBS AG	Short	04/05/13	(57,256,267,400)	0.010622	(608,189,529)

The March 31, 2014 and 2013 USD market values equal the number of Yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Australian Dollar:

As of March 31, 2014 and 2013, the ProShares Ultra Australian Dollar Fund was exposed to exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2014 and 2013, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Long	June 2014	75	$92.25	1,000	$6,918,750

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Long	June 2013	81	$103.53	1,000	$8,385,930

The March 31, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Australian Dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian Dollar and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of March 31, 2014 and 2013, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2014 and 2013, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/04/14	788,225	1.3776	$1,085,855
Euro	UBS AG	Long	04/04/14	3,071,000	1.3776	4,230,593
Euro	Goldman Sachs International	Short	04/04/14	(51,500)	1.3776	(70,946)
Euro	UBS AG	Short	04/04/14	(27,600)	1.3776	(38,021)

Foreign Currency Forward Contracts as of March 31, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/05/13	3,381,925	1.2818	$4,335,001
Euro	UBS AG	Long	04/05/13	4,109,500	1.2818	5,267,617
Euro	Goldman Sachs International	Short	04/05/13	(66,800)	1.2818	(85,625)
Euro	UBS AG	Short	04/05/13	(287,400)	1.2818	(368,394)

The March 31, 2014 and 2013 USD market value equals the number of Euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of March 31, 2014 and 2013, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2014 and 2013, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/04/14	304,953,900	0.009688	$2,954,426
Yen	UBS AG	Long	04/04/14	313,415,000	0.009688	3,036,399
Yen	Goldman Sachs International	Short	04/04/14	(13,523,300)	0.009688	(131,016)
Yen	UBS AG	Short	04/04/14	(6,832,900)	0.009688	(66,198)

Foreign Currency Forward Contracts as of March 31, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/05/13	359,404,200	0.010622	$3,817,676

Yen	UBS AG	Long	04/05/13	569,984,800	0.010622	6,054,513
Yen	Goldman Sachs International	Short	04/05/13	(6,969,600)	0.010622	(74,033)

Yen	UBS AG	Short	04/05/13	(250,806,500)	0.010622	(2,664,126)

The March 31, 2014 and 2013 USD market values equal the number of Yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of March 31, 2014 and 2013, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF

As of March 31, 2014 and 2013, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2014 and 2013, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2014	3,998	$15.15	1,000	$60,569,700
VIX Futures (CBOE)	Long	May 2014	3,632	15.85	1,000	57,567,200

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2013	9,424	$14.20	1,000	$133,820,800
VIX Futures (CBOE)	Long	May 2013	5,483	15.60	1,000	85,534,800

The March 31, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Mid-Term Futures ETF

As of March 31, 2014 and 2013, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2014 and 2013, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2014	576	$16.95	1,000	$9,763,200
VIX Futures (CBOE)	Long	August 2014	1,099	17.35	1,000	19,067,650
VIX Futures (CBOE)	Long	September 2014	1,099	17.75	1,000	19,507,250
VIX Futures (CBOE)	Long	October 2014	524	18.05	1,000	9,458,200

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2013	793	$17.35	1,000	$13,758,550
VIX Futures (CBOE)	Long	August 2013	1,255	17.85	1,000	22,401,750
VIX Futures (CBOE)	Long	September 2013	1,256	18.45	1,000	23,173,200
VIX Futures (CBOE)	Long	October 2013	463	18.90	1,000	8,750,700

The March 31, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra VIX Short-Term Futures ETF

As of March 31, 2014 and 2013, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these VIX futures contracts as of March 31, 2014 and 2013, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2014	21,528	$15.15	1,000	$326,149,200
VIX Futures (CBOE)	Long	May 2014	19,566	15.85	1,000	310,121,100

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2013	29,637	$14.20	1,000	$420,845,400
VIX Futures (CBOE)	Long	May 2013	17,272	15.60	1,000	269,443,200

The March 31, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF

As of March 31, 2014 and 2013, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2014 and 2013, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	April 2014	7,213	$15.15	1,000	$(109,276,950)
VIX Futures (CBOE)	Short	May 2014	6,554	15.85	1,000	(103,880,900)

Futures Positions as of March 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	April 2013	2,965	$14.20	1,000	$(42,103,000)
VIX Futures (CBOE)	Short	May 2013	1,718	15.60	1,000	(26,800,800)

The March 31, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of March 31, 2014, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

There has not been a material change to the Risk Factors previously disclosed in the Trust’s Annual Report on Form 10-K for the year ended for the year ended December 31, 2013, filed on March 3, 2014, as amended.

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

ProShares UltraShort DJ-UBS Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (333-188215) was declared effective, which registered additional Shares for ProShares Ultra DJ-UBS Natural Gas, ProShares UltraShort DJ-UBS Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (No. 333-189967) was declared effective, which registered additional Shares for ProShares DJ-UBS Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra DJ-UBS Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (No. 333-187820). Thus, as of March 31, 2014, the Trust had two effective registration statements outstanding: 1) a Form S-1 Registration Statement (No. 333-188215); and 2) a Form S-3 Registration Statement (No. 333-189967). On May 6, 2014, a post-effective amendment to the Form S-1 Registration Statement (No. 333-188215) was declared effective, updating the Form S-1 Registration Statement by, among other things, incorporating by reference the audited financial statements for the fiscal year ended December 31, 2013. The post-effective amendment did not register any additional shares. Thus, as of May 12, 2014, the Trust continued to have two effective registration statements outstanding: 1) a Form S-1 Registration Statement (No. 333-188215); and 2) a Form S-3 Registration Statement (No. 333-189967).

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

Title of Securities Registered	Amount Registered As of March 31, 2014	Shares Sold For the Three Months Ended March 31, 2014	Sale Price of Shares Sold For the Three Months Ended March 31, 2014
ProShares UltraShort DJ-UBS Commodity Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares UltraShort DJ-UBS Crude Oil Common Units of Beneficial Interest	$3,275,000,000	7,700,000	$231,318,912
ProShares UltraShort DJ-UBS Natural Gas Common Units of Beneficial Interest	$570,000,000	2,100,000	$89,514,809
ProShares UltraShort Gold Common Units of Beneficial Interest	$1,000,000,000	300,000	$27,505,358
ProShares UltraShort Silver Common Units of Beneficial Interest	$2,700,000,000	550,000	$41,391,244
ProShares Short Euro Common Units of Beneficial Interest	$200,000,000	—	$—
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$200,000,000	—	$—
ProShares UltraShort Euro Common Units of Beneficial Interest	$2,753,506,872	200,000	$3,360,054
ProShares UltraShort Yen Common Units of Beneficial Interest	$1,800,000,000	150,000	$9,974,148
ProShares Ultra DJ-UBS Commodity Common Units of Beneficial Interest	$300,000,000	—	$—
ProShares Ultra DJ-UBS Crude Oil Common Units of Beneficial Interest	$4,408,246,073	4,350,000	$127,214,584
ProShares Ultra DJ-UBS Natural Gas Common Units of Beneficial Interest	$680,000,000	200,000	$9,133,238
ProShares Ultra Gold Common Units of Beneficial Interest	$1,000,000,000	100,000	$4,708,180
ProShares Ultra Silver Common Units of Beneficial Interest	$3,300,000,000	787,500	$53,059,528
ProShares Ultra Australian Dollar Common Units of Beneficial Interest	$200,000,000	—	$—
ProShares Ultra Euro Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares Ultra Yen Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$3,250,000,000	1,475,000	$42,065,649
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$1,300,000,000	1,100,000	$21,263,524
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$8,000,000,000	4,775,000	$322,232,448
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$2,750,000,000	2,850,000	$162,438,045
Total:	$39,186,752,945	26,637,500	$1,145,179,721

(c)	From January 1, 2014 to March 31, 2014, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares UltraShort DJ-UBS Commodity
01/01/14 to 01/31/14	—	$—
02/01/14 to 02/28/14	—	$—
03/01/14 to 03/31/14	—	$—
ProShares UltraShort DJ-UBS Crude Oil
01/01/14 to 01/31/14	2,850,000	$34.98
02/01/14 to 02/28/14	—	$—
03/01/14 to 03/31/14	1,750,000	$30.42
ProShares UltraShort DJ-UBS Natural Gas
01/01/14 to 01/31/14	—	$—
02/01/14 to 02/28/14	400,000	$42.82
03/01/14 to 03/31/14	350,000	$44.71
ProShares UltraShort Gold
01/01/14 to 01/31/14	250,000	$95.73
02/01/14 to 02/28/14	100,000	$89.97
03/01/14 to 03/31/14	—	$—
ProShares UltraShort Silver
01/01/14 to 01/31/14	550,000	$90.12
02/01/14 to 02/28/14	150,000	$75.66
03/01/14 to 03/31/14	250,000	$78.39
ProShares Short Euro
01/01/14 to 01/31/14	50,000	$35.85
02/01/14 to 02/28/14	—	$—
03/01/14 to 03/31/14	—	$—
ProShares UltraShort Australian Dollar
01/01/14 to 01/31/14	50,000	$46.14
02/01/14 to 02/28/14	—	$—
03/01/14 to 03/31/14	50,000	$44.66
ProShares UltraShort Euro
01/01/14 to 01/31/14	450,000	$17.39
02/01/14 to 02/28/14	—	$—
03/01/14 to 03/31/14	—	$—
ProShares UltraShort Yen
01/01/14 to 01/31/14	1,900,000	$68.66
02/01/14 to 02/28/14	300,000	$66.02
03/01/14 to 03/31/14	250,000	$66.38
ProShares Ultra DJ-UBS Commodity
01/01/14 to 01/31/14	—	$—
02/01/14 to 02/28/14	—	$—
03/01/14 to 03/31/14	—	$—

ProShares Ultra DJ-UBS Crude Oil
01/01/14 to 01/31/14	2,850,000	$30.64
02/01/14 to 02/28/14	2,550,000	$33.87
03/01/14 to 03/31/14	450,000	$34.53
ProShares Ultra DJ-UBS Natural Gas
01/01/14 to 01/31/14	650,000	$51.67
02/01/14 to 02/28/14	500,000	$53.04
03/01/14 to 03/31/14	200,000	$46.12
ProShares Ultra Gold
01/01/14 to 01/31/14	300,000	$44.47
02/01/14 to 02/28/14	—	$—
03/01/14 to 03/31/14	100,000	$49.40
ProShares Ultra Silver
01/01/14 to 01/31/14	237,500	$16.76
02/01/14 to 02/28/14	453,474	$74.68
03/01/14 to 03/31/14	50,000	$69.18
ProShares Ultra Australian Dollar
01/01/14 to 01/31/14	—	$—
02/01/14 to 02/28/14	—	$—
03/01/14 to 03/31/14	—	$—
ProShares Ultra Euro
01/01/14 to 01/31/14	—	$—
02/01/14 to 02/28/14	—	$—
03/01/14 to 03/31/14	—	$—
ProShares Ultra Yen
01/01/14 to 01/31/14	—	$—
02/01/14 to 02/28/14	—	$—
03/01/14 to 03/31/14	—	$—
ProShares VIX Short-Term Futures ETF
01/01/14 to 01/31/14	1,475,000	$30.28
02/01/14 to 02/28/14	5,000,000	$33.53
03/01/14 to 03/31/14	300,000	$31.56
ProShares VIX Mid-Term Futures ETF
01/01/14 to 01/31/14	275,000	$19.23
02/01/14 to 02/28/14	150,000	$18.60
03/01/14 to 03/31/14	200,000	$19.54
ProShares Ultra VIX Short-Term Futures ETF
01/01/14 to 01/31/14	2,025,000	$75.92
02/01/14 to 02/28/14	402,290	$83.95
03/01/14 to 03/31/14	450,000	$73.04
ProShares Short VIX Short-Term Futures ETF
01/01/14 to 01/31/14	—	$—
02/01/14 to 02/28/14	600,000	$62.42
03/01/14 to 03/31/14	900,000	$61.39
Total:	29,818,264	$44.45

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema(3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(3)

101.LAB	XBRL Taxonomy Extension Label Linkbase(3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(3)

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	In accordance with Rule 402 of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer

Date: May 12, 2014

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: May 12, 2014