Form 10-Q
period 2014-06-30
ProShares Trust II
filed 2014-08-11
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2014.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

PROSHARES TRUST II

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$331,047	$374,245
Short-term U.S. government and agency obligations (Note 3) (cost $2,975,653 and $3,453,851, respectively)	2,975,627	3,453,890

Total assets	3,306,674	3,828,135

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,539	3,043
Unrealized depreciation on swap agreements	49,719	27,665

Total liabilities	52,258	30,708

Shareholders’ equity
Shareholders’ equity	3,254,416	3,797,427

Total liabilities and shareholders’ equity	$3,306,674	$3,828,135

Shares outstanding	59,997	59,997

Net asset value per share	$54.24	$63.29

Market value per share (Note 2)	$52.00	$58.41

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.070% due 08/14/14†	$877,000	$876,973
0.037% due 10/23/14†	621,000	620,931
0.036% due 11/13/14	1,478,000	1,477,723

Total short-term U.S. government and agency obligations (cost $2,975,653)		$2,975,627

Swap Agreements^

	Rate Paid (Received)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.25%	07/07/14	$(2,595,868)	$(20,115)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	07/07/14	(2,767,667)	(17,081)
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	07/07/14	(1,138,280)	(12,523)

				$(49,719)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of June 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$344	$510	$652	$1,235

Expenses
Management fee	7,611	8,450	15,910	16,035

Total expenses	7,611	8,450	15,910	16,035

Net investment income (loss)	(7,267)	(7,940)	(15,258)	(14,800)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	130,061	150,169	(505,634)	458,667
Short-term U.S. government and agency obligations	—	—	—	2

Net realized gain (loss)	130,061	150,169	(505,634)	458,669

Change in net unrealized appreciation/depreciation on
Swap agreements	(151,988)	505,167	(22,054)	263,746
Short-term U.S. government and agency obligations	(120)	(172)	(65)	(359)

Change in net unrealized appreciation/depreciation	(152,108)	504,995	(22,119)	263,387

Net realized and unrealized gain (loss)	(22,047)	655,164	(527,753)	722,056

Net income (loss)	$(29,314)	$647,224	$(543,011)	$707,256

Net income (loss) per weighted-average share	$(0.49)	$10.79	$(9.05)	$11.79

Weighted-average shares outstanding	59,997	59,997	59,997	59,997

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$3,797,427

Net investment income (loss)	(15,258)
Net realized gain (loss)	(505,634)
Change in net unrealized appreciation/depreciation	(22,119)

Net income (loss)	(543,011)

Shareholders’ equity, at June 30, 2014	$3,254,416

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$(543,011)	$707,256
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	478,198	(387,986)
Change in unrealized appreciation/depreciation on investments	22,119	(263,387)
Increase (Decrease) in management fee payable	(504)	307

Net cash provided by (used in) operating activities	(43,198)	56,190

Net increase (decrease) in cash	(43,198)	56,190
Cash, beginning of period	374,245	296,119

Cash, end of period	$331,047	$352,309

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$4,621,870	$1,872,915
Segregated cash balances with brokers for futures contracts	9,154,200	7,633,395
Short-term U.S. government and agency obligations (Note 3) (cost $364,432,294 and $247,573,678, respectively)	364,434,603	247,584,623
Receivable on open futures contracts	778,232	1,503,943

Total assets	378,988,905	258,594,876

Liabilities and shareholders’ equity
Liabilities
Management fee payable	284,168	201,827
Unrealized depreciation on swap agreements	16,105,152	2,332,900

Total liabilities	16,389,320	2,534,727

Shareholders’ equity
Shareholders’ equity	362,599,585	256,060,149

Total liabilities and shareholders’ equity	$378,988,905	$258,594,876

Shares outstanding	14,719,944	8,069,944

Net asset value per share	$24.63	$31.73

Market value per share (Note 2)	$24.61	$31.58

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(101% of shareholders’ equity)
U.S. Treasury Bills:
0.049% due 07/10/14	$76,486,000	$76,485,904
0.044% due 08/07/14	18,309,000	18,308,906
0.046% due 08/14/14†	22,530,000	22,529,311
0.044% due 08/21/14†	28,258,000	28,256,999
0.032% due 08/28/14†	19,252,000	19,251,380
0.040% due 09/04/14†	4,232,000	4,231,847
0.036% due 09/11/14†	15,756,000	15,755,370
0.034% due 09/18/14†	53,342,000	53,339,659
0.027% due 09/25/14†	18,805,000	18,803,652
0.037% due 10/23/14†	9,098,000	9,096,992
0.036% due 11/06/14	4,569,000	4,568,269
0.046% due 11/13/14	3,000,000	2,999,438
0.045% due 11/20/14†	15,026,000	15,023,037
0.042% due 12/11/14†	75,801,000	75,783,839

Total short-term U.S. government and agency obligations (cost $364,432,294)		$364,434,603

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires September 2014	2,920	$305,811,600	$(5,168,641)

Swap Agreements^

	Rate Paid (Received)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.25%	07/07/14	$(116,423,779)	$(4,518,754)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	07/07/14	(127,285,152)	(4,396,306)
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	07/07/14	(59,190,848)	(2,715,109)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	07/07/14	(116,599,880)	(4,474,983)

				$(16,105,152)

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $9,154,200 was pledged to cover margin requirements for open futures contracts as of June 30, 2014.
^	The positions and counterparties herein are as of June 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$39,315	$23,201	$76,288	$48,510

Expenses
Management fee	841,703	442,975	1,465,256	782,559
Brokerage commissions	26,969	18,494	39,662	25,529

Total expenses	868,672	461,469	1,504,918	808,088

Net investment income (loss)	(829,357)	(438,268)	(1,428,630)	(759,578)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(20,355,928)	5,255,578	(23,267,179)	(3,232,391)
Swap agreements	(11,211,080)	(4,229,924)	(20,577,830)	(1,867,113)
Short-term U.S. government and agency obligations	5,028	8,970	10,317	8,299

Net realized gain (loss)	(31,561,980)	1,034,624	(43,834,692)	(5,091,205)

Change in net unrealized appreciation/depreciation on
Futures contracts	1,095,673	(1,110,021)	(3,935,868)	3,151,224
Swap agreements	(15,412,221)	10,988,393	(13,772,252)	5,227,039
Short-term U.S. government and agency obligations	(6,758)	(2,083)	(8,636)	(3,021)

Change in net unrealized appreciation/depreciation	(14,323,306)	9,876,289	(17,716,756)	8,375,242

Net realized and unrealized gain (loss)	(45,885,286)	10,910,913	(61,551,448)	3,284,037

Net income (loss)	$(46,714,643)	$10,472,645	$(62,980,078)	$2,524,459

Net income (loss) per weighted-average share	$(3.51)	$2.13	$(5.72)	$0.58

Weighted-average shares outstanding	13,303,460	4,923,241	11,008,342	4,354,474

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$256,060,149

Addition of 14,600,000 shares	414,862,542
Redemption of 7,950,000 shares	(245,343,028)

Net addition (redemption) of 6,650,000 shares	169,519,514

Net investment income (loss)	(1,428,630)
Net realized gain (loss)	(43,834,692)
Change in net unrealized appreciation/depreciation	(17,716,756)

Net income (loss)	(62,980,078)

Shareholders’ equity, at June 30, 2014	$362,599,585

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$(62,980,078)	$2,524,459
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(1,520,805)	(4,526,006)
Net sale (purchase) of short-term U.S. government and agency obligations	(116,858,616)	(144,283,952)
Change in unrealized appreciation/depreciation on investments	13,780,888	(5,224,018)
Decrease (Increase) in receivable on futures contracts	725,711	(948,600)
Increase (Decrease) in management fee payable	82,341	124,302
Increase (Decrease) in payable on futures contracts	—	(979,336)

Net cash provided by (used in) operating activities	(166,770,559)	(153,313,151)

Cash flow from financing activities
Proceeds from addition of shares	414,862,542	342,072,909
Payment on shares redeemed	(245,343,028)	(187,668,197)

Net cash provided by (used in) financing activities	169,519,514	154,404,712

Net increase (decrease) in cash	2,748,955	1,091,561
Cash, beginning of period	1,872,915	658,676

Cash, end of period	$4,621,870	$1,750,237

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$4,030,789	$564,647
Segregated cash balances with brokers for futures contracts	6,400,680	2,384,800
Short-term U.S. government and agency obligations (Note 3) (cost $44,128,238 and $18,274,602, respectively)	44,127,812	18,274,713
Receivable on open futures contracts	—	1,520,548

Total assets	54,559,281	22,744,708

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,103,994	—
Payable on open futures contracts	730,316	—
Management fee payable	42,962	9,941

Total liabilities	4,877,272	9,941

Shareholders’ equity
Shareholders’ equity	49,682,009	22,734,767

Total liabilities and shareholders’ equity	$54,559,281	$22,744,708

Shares outstanding	1,224,952	324,952

Net asset value per share	$40.56	$69.96

Market value per share (Note 2)	$40.43	$69.36

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(89% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 07/10/14	$1,172,000	$1,171,999
0.042% due 08/07/14	4,569,000	4,568,977
0.035% due 08/14/14	229,000	228,993
0.063% due 08/21/14	7,980,000	7,979,717
0.035% due 09/11/14	2,581,000	2,580,897
0.026% due 09/18/14	469,000	468,979
0.027% due 09/25/14	2,701,000	2,700,806
0.035% due 10/23/14	830,000	829,908
0.038% due 11/06/14	4,748,000	4,747,240
0.033% due 11/13/14	10,387,000	10,385,053
0.045% due 11/20/14	5,495,000	5,493,916
0.034% due 12/11/14	2,972,000	2,971,327

Total short-term U.S. government and agency obligations (cost $44,128,238)		$44,127,812

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires September 2014	2,238	$99,367,200	$2,467,844

††	Cash collateral in the amount of $6,400,680 was pledged to cover margin requirements for open futures contracts as of June 30, 2014.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$6,257	$3,549	$12,940	$5,950

Expenses
Management fee	147,249	61,051	279,055	97,194
Brokerage commissions	31,290	17,088	61,752	26,912

Total expenses	178,539	78,139	340,807	124,106

Net investment income (loss)	(172,282)	(74,590)	(327,867)	(118,156)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,970,509)	(834,719)	(11,185,543)	(2,608,140)
Short-term U.S. government and agency obligations	2,385	1,105	4,437	1,001

Net realized gain (loss)	(1,968,124)	(833,614)	(11,181,106)	(2,607,139)

Change in net unrealized appreciation/depreciation on
Futures contracts	(2,011,476)	5,826,227	1,425,544	1,920,339
Short-term U.S. government and agency obligations	(2,780)	(767)	(537)	(991)

Change in net unrealized appreciation/depreciation	(2,014,256)	5,825,460	1,425,007	1,919,348

Net realized and unrealized gain (loss)	(3,982,380)	4,991,846	(9,756,099)	(687,791)

Net income (loss)	$(4,154,662)	$4,917,256	$(10,083,966)	$(805,947)

Net income (loss) per weighted-average share	$(2.64)	$13.27	$(7.08)	$(2.98)

Weighted-average shares outstanding	1,575,501	370,605	1,423,847	270,791

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$22,734,767

Addition of 2,400,000 shares	100,908,495
Redemption of 1,500,000 shares	(63,877,287)

Net addition (redemption) of 900,000 shares	37,031,208

Net investment income (loss)	(327,867)
Net realized gain (loss)	(11,181,106)
Change in net unrealized appreciation/depreciation	1,425,007

Net income (loss)	(10,083,966)

Shareholders’ equity, at June 30, 2014	$49,682,009

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$(10,083,966)	$(805,947)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(4,015,880)	(976,970)
Net sale (purchase) of short-term U.S. government and agency obligations	(25,853,636)	(6,462,081)
Change in unrealized appreciation/depreciation on investments	537	991
Decrease (Increase) in receivable on futures contracts	1,520,548	476,449
Increase (Decrease) in management fee payable	33,021	5,063
Increase (Decrease) in payable on futures contracts	730,316	—

Net cash provided by (used in) operating activities	(37,669,060)	(7,762,495)

Cash flow from financing activities
Proceeds from addition of shares	100,908,495	26,309,258
Payment on shares redeemed	(59,773,293)	(18,347,114)

Net cash provided by (used in) financing activities	41,135,202	7,962,144

Net increase (decrease) in cash	3,466,142	199,649
Cash, beginning of period	564,647	310,060

Cash, end of period	$4,030,789	$509,709

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$187,309	$197,647
Segregated cash balances with brokers for futures contracts	13,200	15,950
Short-term U.S. government and agency obligations (Note 3) (cost $94,198,546 and $148,987,995, respectively)	94,201,223	148,988,329
Unrealized appreciation on forward agreements	—	5,633,053
Receivable on open futures contracts	—	300

Total assets	94,401,732	154,835,279

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	15,275,004
Payable on open futures contracts	1,000	—
Management fee payable	74,243	123,819
Unrealized depreciation on forward agreements	10,583,508	—

Total liabilities	10,658,751	15,398,823

Shareholders’ equity
Shareholders’ equity	83,742,981	139,436,456

Total liabilities and shareholders’ equity	$94,401,732	$154,835,279

Shares outstanding	996,978	1,346,978

Net asset value per share	$84.00	$103.52

Market value per share (Note 2)	$82.11	$103.53

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(112% of shareholders’ equity)
U.S. Treasury Bills:
0.057% due 08/07/14†	$39,342,000	$39,341,798
0.070% due 08/14/14†	4,275,000	4,274,869
0.039% due 08/21/14†	2,326,000	2,325,918
0.039% due 08/28/14†	2,841,000	2,840,908
0.032% due 09/04/14	20,661,000	20,660,254
0.025% due 09/18/14†	14,956,000	14,955,344
0.037% due 11/13/14†	6,754,000	6,752,734
0.045% due 11/20/14†	3,050,000	3,049,398

Total short-term U.S. government and agency obligations (cost $94,198,546)		$94,201,223

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires August 2014	2	$264,400	$(4,840)

Forward Agreements^

	Rate Paid (Received)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.22%	07/07/14	$(59,500)	$(78,243,690)	$(5,448,091)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.32	07/07/14	(24,398)	(32,083,858)	(2,015,729)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.42	07/07/14	(14,700)	(19,330,794)	(1,118,143)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.32	07/07/14	(28,550)	(37,543,821)	(2,001,545)

					$(10,583,508)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $13,200 was pledged to cover margin requirements for open futures contracts as of June 30, 2014.
^	The positions and counterparties herein are as of June 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$12,750	$19,551	$27,945	$35,308

Expenses
Management fee	231,431	368,796	496,983	595,254
Brokerage commissions	8	8	24	24

Total expenses	231,439	368,804	497,007	595,278

Net investment income (loss)	(218,689)	(349,253)	(469,062)	(559,970)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	14,130	32,000	(4,430)	65,420
Forward agreements	13,861,265	20,826,050	(8,269,862)	33,676,097
Short-term U.S. government and agency obligations	716	1,604	2,211	1,205

Net realized gain (loss)	13,876,111	20,859,654	(8,272,081)	33,742,722

Change in net unrealized appreciation/depreciation on
Futures contracts	(21,700)	42,650	(19,360)	26,000
Forward agreements	(19,115,270)	55,031,972	(16,216,561)	48,055,834
Short-term U.S. government and agency obligations	(1,186)	(2,827)	2,343	(2,027)

Change in net unrealized appreciation/depreciation	(19,138,156)	55,071,795	(16,233,578)	48,079,807

Net realized and unrealized gain (loss)	(5,262,045)	75,931,449	(24,505,659)	81,822,529

Net income (loss)	$(5,480,734)	$75,582,196	$(24,974,721)	$81,262,559

Net income (loss) per weighted-average share	$(4.94)	$40.80	$(21.04)	$48.81

Weighted-average shares outstanding	1,109,065	1,852,472	1,186,757	1,664,933

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$139,436,456

Addition of 400,000 shares	36,818,943
Redemption of 750,000 shares	(67,537,697)

Net addition (redemption) of (350,000) shares	(30,718,754)

Net investment income (loss)	(469,062)
Net realized gain (loss)	(8,272,081)
Change in net unrealized appreciation/depreciation	(16,233,578)

Net income (loss)	(24,974,721)

Shareholders’ equity, at June 30, 2014	$83,742,981

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$(24,974,721)	$81,262,559
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,750	(2,750)
Net sale (purchase) of short-term U.S. government and agency obligations	54,789,449	(47,400,576)
Change in unrealized appreciation/depreciation on investments	16,214,218	(48,053,807)
Decrease (Increase) in receivable on futures contracts	300	—
Increase (Decrease) in management fee payable	(49,576)	56,686
Increase (Decrease) in payable on futures contracts	1,000	(1,560)

Net cash provided by (used in) operating activities	45,983,420	(14,139,448)

Cash flow from financing activities
Proceeds from addition of shares	36,818,943	98,059,279
Payment on shares redeemed	(82,812,701)	(83,823,107)

Net cash provided by (used in) financing activities	(45,993,758)	14,236,172

Net increase (decrease) in cash	(10,338)	96,724
Cash, beginning of period	197,647	175,194

Cash, end of period	$187,309	$271,918

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$240,691	$461,167
Segregated cash balances with brokers for futures contracts	18,150	22,000
Short-term U.S. government and agency obligations (Note 3) (cost $62,533,634 and $114,822,672, respectively)	62,535,124	114,826,066
Receivable on open futures contracts	780	2,450

Total assets	62,794,745	115,311,683

Liabilities and shareholders’ equity
Liabilities
Management fee payable	41,276	94,140
Unrealized depreciation on forward agreements	10,563,213	2,227,857

Total liabilities	10,604,489	2,321,997

Shareholders’ equity
Shareholders’ equity	52,190,256	112,989,686

Total liabilities and shareholders’ equity	$62,794,745	$115,311,683

Shares outstanding	708,489	1,258,489

Net asset value per share	$73.66	$89.78

Market value per share (Note 2)	$72.05	$90.19

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(120% of shareholders’ equity)
U.S. Treasury Bills:
0.057% due 08/07/14	$3,351,000	$3,350,983
0.070% due 08/14/14†	7,040,000	7,039,785
0.073% due 08/21/14†	6,784,000	6,783,760
0.033% due 08/28/14†	13,337,000	13,336,570
0.029% due 09/11/14†	6,014,000	6,013,759
0.037% due 10/23/14	127,000	126,986
0.039% due 11/06/14	125,000	124,980
0.045% due 11/20/14†	4,575,000	4,574,098
0.052% due 12/11/14†	21,189,000	21,184,203

Total short-term U.S. government and agency obligations (cost $62,533,634)		$62,535,124

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires September 2014	2	$210,560	$(16,910)

Forward Agreements^

	Rate Paid (Received)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	(0.34)%	07/07/14	$(2,660,000)	$(55,521,116)	$(5,772,553)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(0.24)	07/07/14	(874,500)	(18,253,089)	(1,869,870)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	(0.14)	07/07/14	(522,000)	(10,895,497)	(959,772)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(0.19)	07/07/14	(934,000)	(19,495,008)	(1,961,018)

					$(10,563,213)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $18,150 was pledged to cover margin requirements for open futures contracts as of June 30, 2014.
^	The positions and counterparties herein are as of June 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$7,838	$16,691	$20,795	$39,046

Expenses
Management fee	140,948	290,088	345,108	540,615
Brokerage commissions	16	16	24	24

Total expenses	140,964	290,104	345,132	540,639

Net investment income (loss)	(133,126)	(273,413)	(324,337)	(501,593)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	9,900	93,800	15,250	125,740
Forward agreements	12,445,216	51,521,527	(174,539)	80,694,099
Short-term U.S. government and agency obligations	469	1,956	2,010	3,097

Net realized gain (loss)	12,455,585	51,617,283	(157,279)	80,822,936

Change in net unrealized appreciation/depreciation on
Futures contracts	(22,240)	(4,120)	(31,110)	(16,620)
Forward agreements	(18,305,793)	40,890,897	(8,335,356)	21,838,500
Short-term U.S. government and agency obligations	(1,386)	(4,874)	(1,904)	(8,228)

Change in net unrealized appreciation/depreciation	(18,329,419)	40,881,903	(8,368,370)	21,813,652

Net realized and unrealized gain (loss)	(5,873,834)	92,499,186	(8,525,649)	102,636,588

Net income (loss)	$(6,006,960)	$92,225,773	$(8,849,986)	$102,134,995

Net income (loss) per weighted-average share	$(8.54)	$57.16	$(9.94)	$54.51

Weighted-average shares outstanding	703,544	1,613,434	889,981	1,873,682

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$112,989,686

Addition of 700,000 shares	54,418,009
Redemption of 1,250,000 shares	(106,367,453)

Net addition (redemption) of (550,000) shares	(51,949,444)

Net investment income (loss)	(324,337)
Net realized gain (loss)	(157,279)
Change in net unrealized appreciation/depreciation	(8,368,370)

Net income (loss)	(8,849,986)

Shareholders’ equity, at June 30, 2014	$52,190,256

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$(8,849,986)	$102,134,995
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	3,850	(550)
Net sale (purchase) of short-term U.S. government and agency obligations	52,289,038	4,302,557
Change in unrealized appreciation/depreciation on investments	8,337,260	(21,830,272)
Decrease (Increase) in receivable on futures contracts	1,670	—
Increase (Decrease) in management fee payable	(52,864)	1,922
Increase (Decrease) in payable on futures contracts	—	6,650

Net cash provided by (used in) operating activities	51,728,968	84,615,302

Cash flow from financing activities
Proceeds from addition of shares	54,418,009	95,085,247
Payment on shares redeemed	(106,367,453)	(179,809,014)

Net cash provided by (used in) financing activities	(51,949,444)	(84,723,767)

Net increase (decrease) in cash	(220,476)	(108,465)
Cash, beginning of period	461,167	344,378

Cash, end of period	$240,691	$235,913

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$1,332,692	$863,980
Segregated cash balances with brokers for futures contracts	182,600	128,700
Short-term U.S. government and agency obligations (Note 3) (cost $12,789,830 and $7,901,405, respectively)	12,790,157	7,902,056
Receivable on open futures contracts	—	9,100

Total assets	14,305,449	8,903,836

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	49,240	—
Management fee payable	10,786	6,994

Total liabilities	60,026	6,994

Shareholders’ equity
Shareholders’ equity	14,245,423	8,896,842

Total liabilities and shareholders’ equity	$14,305,449	$8,903,836

Shares outstanding	400,005	250,005

Net asset value per share	$35.61	$35.59

Market value per share (Note 2)	$35.66	$35.66

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(90% of shareholders’ equity)
U.S. Treasury Bills:
0.071% due 08/21/14	$2,789,000	$2,788,901
0.031% due 09/04/14	1,566,000	1,565,943
0.034% due 09/11/14	6,163,000	6,162,754
0.039% due 11/06/14	103,000	102,984
0.036% due 11/13/14	371,000	370,930
0.045% due 11/20/14	1,799,000	1,798,645

Total short-term U.S. government and agency obligations (cost $12,789,830)		$12,790,157

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures - CME, expires September 2014	83	$14,211,675	$(111,159)

††	Cash collateral in the amount of $182,600 was pledged to cover margin requirements for open futures contracts as of June 30, 2014.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$1,359	$511	$2,405	$1,025

Expenses
Management fee	28,155	493	45,561	493
Brokerage commissions	459	114	698	230
Offering costs	—	35,401	—	45,511
Limitation by Sponsor	—	(26,925)	—	(28,232)

Total expenses	28,614	9,083	46,259	18,002

Net investment income (loss)	(27,255)	(8,572)	(43,854)	(16,977)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	225,122	(67,938)	158,534	(75,938)
Short-term U.S. government and agency obligations	—	5	258	147

Net realized gain (loss)	225,122	(67,933)	158,792	(75,791)

Change in net unrealized appreciation/depreciation on
Futures contracts	(159,059)	5,900	(77,928)	122,669
Short-term U.S. government and agency obligations	(134)	53	(324)	(107)

Change in net unrealized appreciation/depreciation	(159,193)	5,953	(78,252)	122,562

Net realized and unrealized gain (loss)	65,929	(61,980)	80,540	46,771

Net income (loss)	$38,674	$(70,552)	$36,686	$29,794

Net income (loss) per weighted-average share	$0.12	$(0.71)	$0.14	$0.30

Weighted-average shares outstanding	333,521	100,005	270,999	100,005

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$8,896,842

Addition of 200,000 shares	7,104,479
Redemption of 50,000 shares	(1,792,584)

Net addition (redemption) of 150,000 shares	5,311,895

Net investment income (loss)	(43,854)
Net realized gain (loss)	158,792
Change in net unrealized appreciation/depreciation	(78,252)

Net income (loss)	36,686

Shareholders’ equity, at June 30, 2014	$14,245,423

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$36,686	$29,794
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(53,900)	6,325
Net sale (purchase) of short-term U.S. government and agency obligations	(4,888,425)	92,863
Change in unrealized appreciation/depreciation on investments	324	107
Decrease (Increase) in receivable on futures contracts	9,100	(1,726)
Decrease (Increase) in receivable from Sponsor	—	(30,376)
Decrease (Increase) in Limitation by Sponsor	—	2,145
Change in offering cost	—	19,770
Increase (Decrease) in management fee payable	3,792	493
Increase (Decrease) in payable on futures contracts	49,240	—
Increase (Decrease) in payable for offering costs	—	25,741

Net cash provided by (used in) operating activities	(4,843,183)	145,136

Cash flow from financing activities
Proceeds from addition of shares	7,104,479	—
Payment on shares redeemed	(1,792,584)	—

Net cash provided by (used in) financing activities	5,311,895	—

Net increase (decrease) in cash	468,712	145,136
Cash, beginning of period	863,980	302,359

Cash, end of period	$1,332,692	$447,495

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$1,684,142	$2,751,320
Segregated cash balances with brokers for futures contracts	707,850	1,141,635
Short-term U.S. government and agency obligations (Note 3) (cost $17,768,447 and $24,197,046, respectively)	17,768,429	24,198,507

Total assets	20,160,421	28,091,462

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	17,160	86,166
Management fee payable	15,960	22,017

Total liabilities	33,120	108,183

Shareholders’ equity
Shareholders’ equity	20,127,301	27,983,279

Total liabilities and shareholders’ equity	$20,160,421	$28,091,462

Shares outstanding	500,005	600,005

Net asset value per share	$40.25	$46.64

Market value per share (Note 2)	$40.29	$46.66

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(88% of shareholders’ equity)
U.S. Treasury Bills:
0.029% due 09/11/14	$3,781,000	$3,780,849
0.027% due 09/25/14	9,120,000	9,119,346
0.035% due 10/23/14	2,907,000	2,906,678
0.048% due 12/11/14	1,962,000	1,961,556

Total short-term U.S. government and agency obligations (cost $17,768,447)		$17,768,429

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires September 2014	429	$40,223,040	$(362,840)

††	Cash collateral in the amount of $707,850 was pledged to cover margin requirements for open futures contracts as of June 30, 2014.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$2,127	$1,111	$5,991	$1,609

Expenses
Management fee	49,105	—	108,365	—
Brokerage commissions	2,584	3,381	6,366	3,779
Offering costs	—	34,834	—	44,944
Limitation by Sponsor	—	(6,735)	—	(8,076)

Total expenses	51,689	31,480	114,731	40,647

Net investment income (loss)	(49,562)	(30,369)	(108,740)	(39,038)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,846,929)	1,793,067	(1,925,538)	1,905,097
Short-term U.S. government and agency obligations	83	26	487	161

Net realized gain (loss)	(1,846,846)	1,793,093	(1,925,051)	1,905,258

Change in net unrealized appreciation/depreciation on
Futures contracts	859,039	1,508,211	(1,280,445)	1,313,051
Short-term U.S. government and agency obligations	(1,064)	(67)	(1,479)	(226)

Change in net unrealized appreciation/depreciation	857,975	1,508,144	(1,281,924)	1,312,825

Net realized and unrealized gain (loss)	(988,871)	3,301,237	(3,206,975)	3,218,083

Net income (loss)	$(1,038,433)	$3,270,868	$(3,315,715)	$3,179,045

Net income (loss) per weighted-average share	$(2.08)	$11.63	$(6.31)	$16.63

Weighted-average shares outstanding	500,005	281,324	525,696	191,165

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$27,983,279

Redemption of 100,000 shares	(4,540,263)

Net investment income (loss)	(108,740)
Net realized gain (loss)	(1,925,051)
Change in net unrealized appreciation/depreciation	(1,281,924)

Net income (loss)	(3,315,715)

Shareholders’ equity, at June 30, 2014	$20,127,301

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$(3,315,715)	$3,179,045
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	433,785	(886,116)
Net sale (purchase) of short-term U.S. government and agency obligations	6,428,599	(16,288,813)
Change in unrealized appreciation/depreciation on investments	1,479	226
Decrease (Increase) in receivable on futures contracts	—	(533,851)
Decrease (Increase) in Limitation by Sponsor	—	(8,077)
Change in offering cost	—	19,203
Increase (Decrease) in management fee payable	(6,057)	—
Increase (Decrease) in payable on futures contracts	(69,006)	(10,950)
Increase (Decrease) in payable for offering costs	—	25,741

Net cash provided by (used in) operating activities	3,473,085	(14,503,592)

Cash flow from financing activities
Proceeds from addition of shares	—	16,245,812
Payment on shares redeemed	(4,540,263)	—

Net cash provided by (used in) financing activities	(4,540,263)	16,245,812

Net increase (decrease) in cash	(1,067,178)	1,742,220
Cash, beginning of period	2,751,320	361,157

Cash, end of period	$1,684,142	$2,103,377

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$224,155	$218,940
Short-term U.S. government and agency obligations (Note 3) (cost $445,858,348 and $437,821,545, respectively)	445,869,168	437,847,159
Unrealized appreciation on foreign currency forward contracts	327,971	151,351

Total assets	446,421,294	438,217,450

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,971,084
Management fee payable	349,087	345,393
Unrealized depreciation on foreign currency forward contracts	5,915,312	13,899,858

Total liabilities	6,264,399	20,216,335

Shareholders’ equity
Shareholders’ equity	440,156,895	418,001,115

Total liabilities and shareholders’ equity	$446,421,294	$438,217,450

Shares outstanding	25,800,014	24,500,014

Net asset value per share	$17.06	$17.06

Market value per share (Note 2)	$17.05	$17.06

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(101% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 07/10/14†	$32,975,000	$32,974,959
0.066% due 08/07/14	7,838,000	7,837,960
0.061% due 08/14/14	95,984,000	95,981,067
0.060% due 08/21/14†	124,055,000	124,050,606
0.024% due 08/28/14	31,584,000	31,582,982
0.027% due 09/25/14†	13,825,000	13,824,009
0.029% due 10/09/14†	55,284,000	55,279,393
0.035% due 10/23/14†	76,513,000	76,504,520
0.037% due 11/06/14†	5,118,000	5,117,181
0.040% due 11/13/14†	2,717,000	2,716,491

Total short-term U.S. government and agency obligations (cost $445,858,348)		$445,869,168

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	07/11/14	28,302,000	$38,755,476	$254,665
Euro with UBS AG	07/11/14	27,582,600	37,770,362	73,306

				$327,971

Contracts to Sell
Euro with Goldman Sachs International	07/11/14	(351,137,125)	$(480,831,260)	$(2,982,819)
Euro with UBS AG	07/11/14	(347,608,700)	(475,999,595)	(2,932,493)

				$(5,915,312)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$59,294	$52,873	$128,651	$140,103

Expenses
Management fee	1,007,662	1,203,991	1,978,418	2,384,334

Total expenses	1,007,662	1,203,991	1,978,418	2,384,334

Net investment income (loss)	(948,368)	(1,151,118)	(1,849,767)	(2,244,231)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	5,886,956	(8,147,050)	(6,295,085)	(11,096,730)
Short-term U.S. government and agency obligations	547	4,812	2,485	4,419

Net realized gain (loss)	5,887,503	(8,142,238)	(6,292,600)	(11,092,311)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(1,863,031)	(8,918,725)	8,161,166	17,894,296
Short-term U.S. government and agency obligations	(4,307)	(22,855)	(14,794)	(23,595)

Change in net unrealized appreciation/depreciation	(1,867,338)	(8,941,580)	8,146,372	17,870,701

Net realized and unrealized gain (loss)	4,020,165	(17,083,818)	1,853,772	6,778,390

Net income (loss)	$3,071,797	$(18,234,936)	$4,005	$4,534,159

Net income (loss) per weighted-average share	$0.12	$(0.69)	$0.00 *	$0.17

Weighted-average shares outstanding	24,952,761	26,443,421	24,556,920	26,524,876

*	Less than $0.01.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$418,001,115

Addition of 2,250,000 shares	38,562,082
Redemption of 950,000 shares	(16,410,307)

Net addition (redemption) of 1,300,000 shares	22,151,775

Net investment income (loss)	(1,849,767)
Net realized gain (loss)	(6,292,600)
Change in net unrealized appreciation/depreciation	8,146,372

Net income (loss)	4,005

Shareholders’ equity, at June 30, 2014	$440,156,895

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$4,005	$4,534,159
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(8,036,803)	34,348,547
Change in unrealized appreciation/depreciation on investments	(8,146,372)	(17,870,701)
Increase (Decrease) in management fee payable	3,694	(103,213)

Net cash provided by (used in) operating activities	(16,175,476)	20,908,792

Cash flow from financing activities
Proceeds from addition of shares	38,562,082	93,103,875
Payment on shares redeemed	(22,381,391)	(114,029,797)

Net cash provided by (used in) financing activities	16,180,691	(20,925,922)

Net increase (decrease) in cash	5,215	(17,130)
Cash, beginning of period	218,940	276,372

Cash, end of period	$224,155	$259,242

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$375,511	$575,108
Short-term U.S. government and agency obligations (Note 3) (cost $363,182,251 and $558,563,134, respectively)	363,176,364	558,597,264
Unrealized appreciation on foreign currency forward contracts	480,205	31,317,568

Total assets	364,032,080	590,489,940

Liabilities and shareholders’ equity
Liabilities
Management fee payable	287,050	437,540
Unrealized depreciation on foreign currency forward contracts	10,127,815	1,930,884

Total liabilities	10,414,865	2,368,424

Shareholders’ equity
Shareholders’ equity	353,617,215	588,121,516

Total liabilities and shareholders’ equity	$364,032,080	$590,489,940

Shares outstanding	5,449,294	8,299,294

Net asset value per share	$64.89	$70.86

Market value per share (Note 2)	$64.89	$70.91

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 07/10/14†	$15,472,000	$15,471,981
0.057% due 08/07/14†	8,521,000	8,520,956
0.044% due 08/28/14†	15,702,000	15,701,494
0.031% due 09/04/14	77,259,000	77,256,210
0.028% due 09/18/14†	41,808,000	41,806,165
0.027% due 09/25/14†	39,963,000	39,960,136
0.029% due 10/09/14†	10,101,000	10,100,158
0.048% due 11/06/14	2,720,000	2,719,565
0.045% due 11/13/14†	9,846,000	9,844,154
0.045% due 11/20/14†	56,683,000	56,671,821
0.030% due 12/11/14†	85,143,000	85,123,724

Total short-term U.S. government and agency obligations (cost $363,182,251)		$363,176,364

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	07/11/14	4,021,491,200	$39,699,116	$194,323
Yen with UBS AG	07/11/14	3,928,152,500	38,777,700	285,882

				$480,205

Contracts to Sell
Yen with Goldman Sachs International	07/11/14	(39,448,933,400)	$(389,429,615)	$(4,987,745)
Yen with UBS AG	07/11/14	(40,348,769,000)	(398,312,558)	(5,140,070)

				$(10,127,815)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$56,785	$61,098	$135,009	$130,590

Expenses
Management fee	877,179	1,239,463	1,905,712	2,244,561

Total expenses	877,179	1,239,463	1,905,712	2,244,561

Net investment income (loss)	(820,394)	(1,178,365)	(1,770,703)	(2,113,971)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	268,536	48,138,405	165,806	145,024,702
Short-term U.S. government and agency obligations	3,271	5,480	11,617	4,818

Net realized gain (loss)	271,807	48,143,885	177,423	145,029,520

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(14,493,994)	(6,860,712)	(39,034,294)	(42,242,261)
Short-term U.S. government and agency obligations	(37,904)	(6,064)	(40,017)	(9,872)

Change in net unrealized appreciation/depreciation	(14,531,898)	(6,866,776)	(39,074,311)	(42,252,133)

Net realized and unrealized gain (loss)	(14,260,091)	41,277,109	(38,896,888)	102,777,387

Net income (loss)	$(15,080,485)	$40,098,744	$(40,667,591)	$100,663,416

Net income (loss) per weighted-average share	$(2.69)	$4.93	$(6.71)	$12.85

Weighted-average shares outstanding	5,606,437	8,141,052	6,057,581	7,833,548

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$588,121,516

Addition of 450,000 shares	29,737,314
Redemption of 3,300,000 shares	(223,574,024)

Net addition (redemption) of (2,850,000) shares	(193,836,710)

Net investment income (loss)	(1,770,703)
Net realized gain (loss)	177,423
Change in net unrealized appreciation/depreciation	(39,074,311)

Net income (loss)	(40,667,591)

Shareholders’ equity, at June 30, 2014	$353,617,215

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$(40,667,591)	$100,663,416
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	195,380,883	(179,689,955)
Change in unrealized appreciation/depreciation on investments	39,074,311	42,252,133
Increase (Decrease) in management fee payable	(150,490)	113,810

Net cash provided by (used in) operating activities	193,637,113	(36,660,596)

Cash flow from financing activities
Proceeds from addition of shares	29,737,314	273,282,757
Payment on shares redeemed	(223,574,024)	(236,440,990)

Net cash provided by (used in) financing activities	(193,836,710)	36,841,767

Net increase (decrease) in cash	(199,597)	181,171
Cash, beginning of period	575,108	363,826

Cash, end of period	$375,511	$544,997

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$1,233,080	$85,642
Short-term U.S. government and agency obligations (Note 3) (cost $3,166,718 and $2,816,627, respectively)	3,166,730	2,816,688
Unrealized appreciation on swap agreements	14,121	15,078

Total assets	4,413,931	2,917,408

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,736	2,374
Unrealized depreciation on swap agreements	5,077	—

Total liabilities	7,813	2,374

Shareholders’ equity
Shareholders’ equity	4,406,118	2,915,034

Total liabilities and shareholders’ equity	$4,413,931	$2,917,408

Shares outstanding	200,014	150,014

Net asset value per share	$22.03	$19.43

Market value per share (Note 2)	$22.02	$19.13

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(72% of shareholders’ equity)
U.S. Treasury Bills:
0.031% due 09/04/14	$1,163,000	$1,162,958
0.041% due 09/11/14†	1,001,000	1,000,960
0.036% due 11/13/14†	1,003,000	1,002,812

Total short-term U.S. government and agency obligations (cost $3,166,718)		$3,166,730

Swap Agreements^

	Rate Paid (Received)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.25%	07/07/14	$3,598,575	$7,260
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	07/07/14	3,955,878	(5,077)
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	07/07/14	1,276,872	6,861

				$9,044

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of June 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$387	$664	$719	$1,414

Expenses
Management fee	8,125	10,237	15,414	22,616

Total expenses	8,125	10,237	15,414	22,616

Net investment income (loss)	(7,738)	(9,573)	(14,695)	(21,202)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(160,396)	(274,078)	376,946	(782,975)
Short-term U.S. government and agency obligations	—	14	—	30

Net realized gain (loss)	(160,396)	(274,064)	376,946	(782,945)

Change in net unrealized appreciation/depreciation on
Swap agreements	123,172	(586,322)	(6,034)	(165,007)
Short-term U.S. government and agency obligations	(140)	(45)	(49)	(117)

Change in net unrealized appreciation/depreciation	123,032	(586,367)	(6,083)	(165,124)

Net realized and unrealized gain (loss)	(37,364)	(860,431)	370,863	(948,069)

Net income (loss)	$(45,102)	$(870,004)	$356,168	$(969,271)

Net income (loss) per weighted-average share	$(0.30)	$(4.35)	$2.35	$(4.65)

Weighted-average shares outstanding	152,761	200,014	151,395	208,578

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$2,915,034

Addition of 50,000 shares	1,134,916

Net investment income (loss)	(14,695)
Net realized gain (loss)	376,946
Change in net unrealized appreciation/depreciation	(6,083)

Net income (loss)	356,168

Shareholders’ equity, at June 30, 2014	$4,406,118

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$356,168	$(969,271)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(350,091)	2,041,248
Change in unrealized appreciation/depreciation on investments	6,083	165,124
Increase (Decrease) in management fee payable	362	(1,761)

Net cash provided by (used in) operating activities	12,522	1,235,340

Cash flow from financing activities
Proceeds from addition of shares	1,134,916	—
Payment on shares redeemed	—	(1,275,613)

Net cash provided by (used in) financing activities	1,134,916	(1,275,613)

Net increase (decrease) in cash	1,147,438	(40,273)
Cash, beginning of period	85,642	167,546

Cash, end of period	$1,233,080	$127,273

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$2,539,909	$689,596
Segregated cash balances with brokers for futures contracts	2,639,670	3,821,895
Short-term U.S. government and agency obligations (Note 3) (cost $92,958,183 and $137,423,179, respectively)	92,959,952	137,435,610
Unrealized appreciation on swap agreements	4,111,030	1,957,893

Total assets	102,250,561	143,904,994

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,918,076	—
Payable on open futures contracts	313,787	997,210
Management fee payable	75,005	134,355

Total liabilities	4,306,868	1,131,565

Shareholders’ equity
Shareholders’ equity	97,943,693	142,773,429

Total liabilities and shareholders’ equity	$102,250,561	$143,904,994

Shares outstanding	2,499,170	4,449,170

Net asset value per share	$39.19	$32.09

Market value per share (Note 2)	$39.19	$32.22

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(95% of shareholders’ equity)
U.S. Treasury Bills:
0.049% due 07/10/14†	$15,048,000	$15,047,981
0.060% due 08/07/14†	2,380,000	2,379,988
0.067% due 08/21/14†	5,483,000	5,482,806
0.070% due 08/28/14†	17,224,000	17,223,445
0.040% due 09/04/14†	1,264,000	1,263,954
0.026% due 09/11/14†	13,366,000	13,365,465
0.025% due 09/18/14†	10,057,000	10,056,559
0.031% due 10/23/14	2,787,000	2,786,691
0.036% due 11/06/14†	10,986,000	10,984,242
0.045% due 11/20/14†	2,554,000	2,553,496
0.048% due 12/11/14†	11,818,000	11,815,325

Total short-term U.S. government and agency obligations (cost $92,958,183)		$92,959,952

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires September 2014	842	$88,182,660	$1,123,104

Swap Agreements^

	Rate Paid (Received)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.25%	07/07/14	$31,823,119	$1,035,637
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	07/07/14	27,268,424	1,328,164
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	07/07/14	17,530,561	629,911
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	07/07/14	31,095,182	1,117,318

				$4,111,030

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $2,639,670 was pledged to cover margin requirements for open futures contracts as of June 30, 2014.
^	The positions and counterparties herein are as of June 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

JUNE 30, 2014

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$11,287	$38,629	$32,988	$101,903

Expenses
Management fee	228,560	670,575	574,502	1,510,962
Brokerage commissions	7,348	23,394	16,499	38,311

Total expenses	235,908	693,969	591,001	1,549,273

Net investment income (loss)	(224,621)	(655,340)	(558,013)	(1,447,370)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	5,780,822	3,790,456	13,372,250	43,537,640
Swap agreements	4,033,279	16,943,213	17,635,519	43,760,354
Short-term U.S. government and agency obligations	1,571	9,883	7,958	8,850

Net realized gain (loss)	9,815,672	20,743,552	31,015,727	87,306,844

Change in net unrealized appreciation/depreciation on
Futures contracts	(986,210)	(1,050,168)	496,443	(21,648,062)
Swap agreements	3,151,079	(21,007,097)	2,153,137	(29,147,146)
Short-term U.S. government and agency obligations	(2,098)	(4,574)	(10,662)	(16,033)

Change in net unrealized appreciation/depreciation	2,162,771	(22,061,839)	2,638,918	(50,811,241)

Net realized and unrealized gain (loss)	11,978,443	(1,318,287)	33,654,645	36,495,603

Net income (loss)	$11,753,822	$(1,973,627)	$33,096,632	$35,048,233

Net income (loss) per weighted-average share	$4.43	$(0.20)	$9.04	$3.26

Weighted-average shares outstanding	2,655,763	9,729,390	3,662,430	10,736,739

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$142,773,429

Addition of 5,200,000 shares	158,474,412
Redemption of 7,150,000 shares	(236,400,780)

Net addition (redemption) of (1,950,000) shares	(77,926,368)

Net investment income (loss)	(558,013)
Net realized gain (loss)	31,015,727
Change in net unrealized appreciation/depreciation	2,638,918

Net income (loss)	33,096,632

Shareholders’ equity, at June 30, 2014	$97,943,693

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$33,096,632	$35,048,233
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	1,182,225	16,779,672
Net sale (purchase) of short-term U.S. government and agency obligations	44,464,996	229,913,546
Change in unrealized appreciation/depreciation on investments	(2,142,475)	29,163,179
Decrease (Increase) in receivable on futures contracts	—	3,430,415
Increase (Decrease) in management fee payable	(59,350)	(208,647)
Increase (Decrease) in payable on futures contracts	(683,423)	702,657

Net cash provided by (used in) operating activities	75,858,605	314,829,055

Cash flow from financing activities
Proceeds from addition of shares	158,474,412	182,677,095
Payment on shares redeemed	(232,482,704)	(498,660,421)

Net cash provided by (used in) financing activities	(74,008,292)	(315,983,326)

Net increase (decrease) in cash	1,850,313	(1,154,271)
Cash, beginning of period	689,596	2,198,932

Cash, end of period	$2,539,909	$1,044,661

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$570,487	$3,102,827
Segregated cash balances with brokers for futures contracts	2,725,580	6,602,200
Short-term U.S. government and agency obligations (Note 3) (cost $15,519,408 and $58,918,095, respectively)	15,519,463	58,921,011
Receivable from capital shares sold	2,251,958	—
Receivable on open futures contracts	111,842	—

Total assets	21,179,330	68,626,038

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	5,628,532
Management fee payable	15,496	81,727

Total liabilities	15,496	5,710,259

Shareholders’ equity
Shareholders’ equity	21,163,834	62,915,779

Total liabilities and shareholders’ equity	$21,179,330	$68,626,038

Shares outstanding	469,941	1,619,941

Net asset value per share	$45.04	$38.84

Market value per share (Note 2)	$45.02	$39.28

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(73% of shareholders’ equity)
U.S. Treasury Bills:
0.048% due 07/10/14	$1,580,000	$1,579,998
0.057% due 08/07/14	217,000	216,999
0.073% due 08/14/14	481,000	480,985
0.039% due 08/28/14	996,000	995,968
0.040% due 09/04/14	171,000	170,994
0.035% due 09/11/14	2,118,000	2,117,915
0.036% due 10/23/14	4,012,000	4,011,555
0.040% due 11/06/14	5,946,000	5,945,049

Total short-term U.S. government and agency obligations (cost $15,519,408)		$15,519,463

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires September 2014	953	$42,313,200	$(1,410,765)

††	Cash collateral in the amount of $2,725,580 was pledged to cover margin requirements for open futures contracts as of June 30, 2014.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$1,811	$4,949	$8,084	$16,626

Expenses
Management fee	44,242	93,177	150,086	269,790
Brokerage commissions	9,286	23,462	27,277	56,397

Total expenses	53,528	116,639	177,363	326,187

Net investment income (loss)	(51,717)	(111,690)	(169,279)	(309,561)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	162,451	9,153,747	16,965,826	14,901,941
Short-term U.S. government and agency obligations	506	2,584	3,213	3,777

Net realized gain (loss)	162,957	9,156,331	16,969,039	14,905,718

Change in net unrealized appreciation/depreciation on
Futures contracts	440,646	(19,990,856)	2,245,774	(2,129,288)
Short-term U.S. government and agency obligations	(459)	(2,990)	(2,861)	(1,715)

Change in net unrealized appreciation/depreciation	440,187	(19,993,846)	2,242,913	(2,131,003)

Net realized and unrealized gain (loss)	603,144	(10,837,515)	19,211,952	12,774,715

Net income (loss)	$551,427	$(10,949,205)	$19,042,673	$12,465,154

Net income (loss) per weighted-average share	$1.42	$(13.32)	$27.65	$9.17

Weighted-average shares outstanding	386,974	822,139	688,726	1,359,168

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$62,915,779

Addition of 400,000 shares	18,451,569
Redemption of 1,550,000 shares	(79,246,187)

Net addition (redemption) of (1,150,000) shares	(60,794,618)

Net investment income (loss)	(169,279)
Net realized gain (loss)	16,969,039
Change in net unrealized appreciation/depreciation	2,242,913

Net income (loss)	19,042,673

Shareholders’ equity, at June 30, 2014	$21,163,834

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$19,042,673	$12,465,154
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	3,876,620	4,403,290
Net sale (purchase) of short-term U.S. government and agency obligations	43,398,687	29,417,275
Change in unrealized appreciation/depreciation on investments	2,861	1,715
Decrease (Increase) in receivable on futures contracts	(111,842)	—
Increase (Decrease) in management fee payable	(66,231)	(20,891)
Increase (Decrease) in payable on futures contracts	(5,628,532)	(4,490,700)

Net cash provided by (used in) operating activities	60,514,236	41,775,843

Cash flow from financing activities
Proceeds from addition of shares	16,199,611	64,246,608
Payment on shares redeemed	(79,246,187)	(107,588,231)

Net cash provided by (used in) financing activities	(63,046,576)	(43,341,623)

Net increase (decrease) in cash	(2,532,340)	(1,565,780)
Cash, beginning of period	3,102,827	3,385,764

Cash, end of period	$570,487	$1,819,984

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$123,566	$142,566
Segregated cash balances with brokers for futures contracts	13,200	15,950
Short-term U.S. government and agency obligations (Note 3) (cost $122,189,443 and $140,884,104, respectively)	122,192,435	140,880,950
Unrealized appreciation on forward agreements	13,227,915	—

Total assets	135,557,116	141,039,466

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,097,225
Payable on open futures contracts	120	300
Management fee payable	98,872	111,562
Unrealized depreciation on forward agreements	—	6,812,974

Total liabilities	98,992	9,022,061

Shareholders’ equity
Shareholders’ equity	135,458,124	132,017,405

Total liabilities and shareholders’ equity	$135,557,116	$141,039,466

Shares outstanding	2,800,014	3,200,014

Net asset value per share	$48.38	$41.26

Market value per share (Note 2)	$49.41	$41.26

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(90% of shareholders’ equity)
U.S. Treasury Bills:
0.057% due 08/07/14†	$31,324,000	$31,323,839
0.070% due 08/28/14†	19,094,000	19,093,385
0.031% due 09/04/14	7,389,000	7,388,733
0.038% due 09/18/14†	10,239,000	10,238,551
0.027% due 09/25/14†	13,205,000	13,204,054
0.035% due 10/23/14†	1,253,000	1,252,861
0.046% due 12/11/14†	39,700,000	39,691,012

Total short-term U.S. government and agency obligations (cost $122,189,443)		$122,192,435

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires August 2014	2	$264,400	$4,820

Forward Agreements^

	Rate Paid (Received)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.38%	07/07/14	$109,500	$143,994,690	$7,156,303
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.53	07/07/14	41,220	54,205,124	2,462,460
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.58	07/07/14	21,500	28,272,930	1,379,253
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.48	07/07/14	33,600	44,184,672	2,229,899

					$13,227,915

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $13,200 was pledged to cover margin requirements for open futures contracts as of June 30, 2014.
^	The positions and counterparties herein are as of June 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$17,629	$41,790	$31,457	$100,868

Expenses
Management fee	314,711	519,993	646,062	1,282,605
Brokerage commissions	8	8	24	24

Total expenses	314,719	520,001	646,086	1,282,629

Net investment income (loss)	(297,090)	(478,211)	(614,629)	(1,181,761)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(14,080)	(32,040)	4,440	(65,540)
Forward agreements	(21,475,056)	(67,976,609)	1,940,044	(118,358,314)
Short-term U.S. government and agency obligations	793	5,838	723	8,497

Net realized gain (loss)	(21,488,343)	(68,002,811)	1,945,207	(118,415,357)

Change in net unrealized appreciation/depreciation on
Futures contracts	21,680	(42,640)	19,380	(26,020)
Forward agreements	25,237,987	(62,927,844)	20,040,889	(38,053,346)
Short-term U.S. government and agency obligations	(3,219)	(10,396)	6,146	(18,982)

Change in net unrealized appreciation/depreciation	25,256,448	(62,980,880)	20,066,415	(38,098,348)

Net realized and unrealized gain (loss)	3,768,105	(130,983,691)	22,011,622	(156,513,705)

Net income (loss)	$3,471,015	$(131,461,902)	$21,396,993	$(157,695,466)

Net income (loss) per weighted-average share	$1.22	$(36.33)	$7.32	$(41.23)

Weighted-average shares outstanding	2,847,267	3,618,146	2,921,285	3,825,152

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$132,017,405

Addition of 150,000 shares	7,049,141
Redemption of 550,000 shares	(25,005,415)

Net addition (redemption) of (400,000) shares	(17,956,274)

Net investment income (loss)	(614,629)
Net realized gain (loss)	1,945,207
Change in net unrealized appreciation/depreciation	20,066,415

Net income (loss)	21,396,993

Shareholders’ equity, at June 30, 2014	$135,458,124

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$21,396,993	$(157,695,466)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,750	(2,750)
Net sale (purchase) of short-term U.S. government and agency obligations	18,694,661	159,440,919
Change in unrealized appreciation/depreciation on investments	(20,047,035)	38,072,328
Decrease (Increase) in receivable on futures contracts	—	1,560
Increase (Decrease) in management fee payable	(12,690)	(139,210)
Increase (Decrease) in payable on futures contracts	(180)	—

Net cash provided by (used in) operating activities	20,034,499	39,677,381

Cash flow from financing activities
Proceeds from addition of shares	7,049,141	10,483,720
Payment on shares redeemed	(27,102,640)	(50,312,824)

Net cash provided by (used in) financing activities	(20,053,499)	(39,829,104)

Net increase (decrease) in cash	(19,000)	(151,723)
Cash, beginning of period	142,566	342,345

Cash, end of period	$123,566	$190,622

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$423,250	$463,001
Segregated cash balances with brokers for futures contracts	9,075	22,000
Short-term U.S. government and agency obligations (Note 3) (cost $424,513,295 and $467,849,038, respectively)	424,515,400	467,868,976
Unrealized appreciation on forward agreements	86,902,211	—

Total assets	511,849,936	468,353,977

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	10,478,109	—
Payable on open futures contracts	575	2,450
Management fee payable	368,616	379,128
Unrealized depreciation on forward agreements	—	2,492,880

Total liabilities	10,847,300	2,874,458

Shareholders’ equity
Shareholders’ equity	501,002,636	465,479,519

Total liabilities and shareholders’ equity	$511,849,936	$468,353,977

Shares outstanding	7,146,533	7,350,007

Net asset value per share	$70.10	$63.33

Market value per share (Note 2)	$71.76	$63.04

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(85% of shareholders’ equity)
U.S. Treasury Bills:
0.046% due 07/10/14	$17,973,000	$17,972,978
0.066% due 08/07/14	4,566,000	4,565,977
0.070% due 08/14/14†	5,875,000	5,874,820
0.040% due 08/21/14†	27,690,000	27,689,019
0.070% due 08/28/14†	46,560,000	46,558,500
0.031% due 09/04/14†	21,081,000	21,080,239
0.030% due 09/11/14†	127,037,000	127,031,918
0.025% due 09/18/14	4,900,000	4,899,785
0.036% due 10/23/14†	6,088,000	6,087,325
0.038% due 11/06/14†	85,846,000	85,832,265
0.036% due 11/13/14†	76,937,000	76,922,574

Total short-term U.S. government and agency obligations (cost $424,513,295)		$424,515,400

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires September 2014	1	$105,280	$8,455

Forward Agreements^

	Rate Paid (Received)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	0.94%	07/07/14	$26,077,000	$544,294,790	$45,349,782
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	1.09	07/07/14	7,929,800	165,515,543	16,680,099
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	1.14	07/07/14	5,051,000	105,427,503	9,222,909
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	1.09	07/07/14	8,943,000	186,663,662	15,649,421

					$86,902,211

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $9,075 was pledged to cover margin requirements for open futures contracts as of June 30, 2014.
^	The positions and counterparties herein are as of June 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$51,355	$102,633	$113,957	$261,893

Expenses
Management fee	1,098,533	1,309,255	2,286,437	3,092,914
Brokerage commissions	22	12	30	20

Total expenses	1,098,555	1,309,267	2,286,467	3,092,934

Net investment income (loss)	(1,047,200)	(1,206,634)	(2,172,510)	(2,831,041)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(7,025)	(94,004)	(12,375)	(126,144)
Forward agreements	(106,232,925)	(322,516,719)	(32,272,003)	(538,173,127)
Short-term U.S. government and agency obligations	2,611	8,898	5,680	23,111

Net realized gain (loss)	(106,237,339)	(322,601,825)	(32,278,698)	(538,276,160)

Change in net unrealized appreciation/depreciation on
Futures contracts	13,785	4,270	22,655	16,520
Forward agreements	145,040,572	(168,444,141)	89,395,091	(30,810,153)
Short-term U.S. government and agency obligations	(13,905)	(26,859)	(17,833)	(54,480)

Change in net unrealized appreciation/depreciation	145,040,452	(168,466,730)	89,399,913	(30,848,113)

Net realized and unrealized gain (loss)	38,803,113	(491,068,555)	57,121,215	(569,124,273)

Net income (loss)	$37,755,913	$(492,275,189)	$54,948,705	$(571,955,314)

Net income (loss) per weighted-average share (Note 1)	$5.09	$(87.18)	$7.45	$(113.15)

Weighted-average shares outstanding (Note 1)	7,424,555	5,646,848	7,378,696	5,054,772

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$465,479,519

Addition of 1,187,500 shares	76,672,081
Redemption of 1,390,974 shares	(96,097,669)

Net addition (redemption) of (203,474) shares	(19,425,588)

Net investment income (loss)	(2,172,510)
Net realized gain (loss)	(32,278,698)
Change in net unrealized appreciation/depreciation	89,399,913

Net income (loss)	54,948,705

Shareholders’ equity, at June 30, 2014	$501,002,636

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$54,948,705	$(571,955,314)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	12,925	(550)
Net sale (purchase) of short-term U.S. government and agency obligations	43,335,743	305,096,032
Change in unrealized appreciation/depreciation on investments	(89,377,258)	30,864,633
Decrease (Increase) in receivable on futures contracts	—	(6,650)
Increase (Decrease) in management fee payable	(10,512)	(269,932)
Increase (Decrease) in payable on futures contracts	(1,875)	—

Net cash provided by (used in) operating activities	8,907,728	(236,271,781)

Cash flow from financing activities
Proceeds from addition of shares	76,672,081	258,316,877
Payment on shares redeemed	(85,619,560)	(22,349,890)

Net cash provided by (used in) financing activities	(8,947,479)	235,966,987

Net increase (decrease) in cash	(39,751)	(304,794)
Cash, beginning of period	463,001	890,051

Cash, end of period	$423,250	$585,257

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$377,409	$314,796
Segregated cash balances with brokers for futures contracts	127,050	128,865
Short-term U.S. government and agency obligations (Note 3) (cost $3,087,469 and $2,716,026, respectively)	3,087,416	2,716,439
Receivable on open futures contracts	3,080	10,650

Total assets	3,594,955	3,170,750

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,766	2,585

Total liabilities	2,766	2,585

Shareholders’ equity
Shareholders’ equity	3,592,189	3,168,165

Total liabilities and shareholders’ equity	$3,594,955	$3,170,750

Shares outstanding	100,005	100,005

Net asset value per share	$35.92	$31.68

Market value per share (Note 2)	$35.65	$31.61

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills:
0.037% due 10/23/14	$284,000	$283,969
0.045% due 11/20/14	2,804,000	2,803,447

Total short-term U.S. government and agency obligations (cost $3,087,469)		$3,087,416

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires September 2014	77	$7,219,520	$63,500

††	Cash collateral in the amount of $127,050 was pledged to cover margin requirements for open futures contracts as of June 30, 2014.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$528	$424	$1,086	$1,070

Expenses
Management fee	8,295	—	15,803	—
Brokerage commissions	376	415	756	777
Offering costs	—	34,834	—	44,944
Limitation by Sponsor	—	(25,730)	—	(26,064)

Total expenses	8,671	9,519	16,559	19,657

Net investment income (loss)	(8,143)	(9,095)	(15,473)	(18,587)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	285,670	(590,630)	258,243	(739,905)
Short-term U.S. government and agency obligations	—	110	—	15

Net realized gain (loss)	285,670	(590,520)	258,243	(739,890)

Change in net unrealized appreciation/depreciation on
Futures contracts	(129,485)	(332,037)	181,720	(108,077)
Short-term U.S. government and agency obligations	(389)	42	(466)	(118)

Change in net unrealized appreciation/depreciation	(129,874)	(331,995)	181,254	(108,195)

Net realized and unrealized gain (loss)	155,796	(922,515)	439,497	(848,085)

Net income (loss)	$147,653	$(931,610)	$424,024	$(866,672)

Net income (loss) per weighted-average share	$1.48	$(9.32)	$4.24	$(8.67)

Weighted-average shares outstanding	100,005	100,005	100,005	100,005

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$3,168,165

Net investment income (loss)	(15,473)
Net realized gain (loss)	258,243
Change in net unrealized appreciation/depreciation	181,254

Net income (loss)	424,024

Shareholders’ equity, at June 30, 2014	$3,592,189

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$424,024	$(866,672)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	1,815	13,464
Net sale (purchase) of short-term U.S. government and agency obligations	(371,443)	647,889
Change in unrealized appreciation/depreciation on investments	466	118
Decrease (Increase) in receivable on futures contracts	7,570	12,000
Decrease (Increase) in Limitation by Sponsor	—	(26,064)
Change in offering cost	—	19,202
Increase (Decrease) in management fee payable	181	—
Increase (Decrease) in payable on futures contracts	—	84,282
Increase (Decrease) in payable for offering costs	—	25,741

Net cash provided by (used in) operating activities	62,613	(90,040)

Net increase (decrease) in cash	62,613	(90,040)
Cash, beginning of period	314,796	426,634

Cash, end of period	$377,409	$336,594

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$51,380	$49,723
Short-term U.S. government and agency obligations (Note 3) (cost $2,486,757 and $2,455,715, respectively)	2,486,772	2,455,863
Unrealized appreciation on foreign currency forward contracts	31,105	120,908

Total assets	2,569,257	2,626,494

Liabilities and shareholders’ equity
Liabilities
Management fee payable	1,978	2,721
Unrealized depreciation on foreign currency forward contracts	378	19,946

Total liabilities	2,356	22,667

Shareholders’ equity
Shareholders’ equity	2,566,901	2,603,827

Total liabilities and shareholders’ equity	$2,569,257	$2,626,494

Shares outstanding	100,014	100,014

Net asset value per share	$25.67	$26.03

Market value per share (Note 2)	$25.80	$25.98

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(97% of shareholders’ equity)
U.S. Treasury Bills:
0.060% due 08/07/14†	$1,203,000	$1,202,994
0.037% due 10/23/14†	246,000	245,973
0.036% due 11/13/14	1,038,000	1,037,805

Total short-term U.S. government and agency obligations (cost $2,486,757)		$2,486,772

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	07/11/14	733,425	$1,004,319	$6,027
Euro with UBS AG	07/11/14	3,046,300	4,171,465	25,078

				$31,105

Contracts to Sell
Euro with Goldman Sachs International	07/11/14	(30,700)	$(42,040)	$(378)

				$(378)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$327	$421	$705	$1,097

Expenses
Management fee	6,106	8,564	12,148	19,964

Total expenses	6,106	8,564	12,148	19,964

Net investment income (loss)	(5,779)	(8,143)	(11,443)	(18,867)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(40,251)	36,991	44,885	(28,371)
Short-term U.S. government and agency obligations	—	(5)	—	9

Net realized gain (loss)	(40,251)	36,986	44,885	(28,362)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	9,743	96,965	(70,235)	(124,190)
Short-term U.S. government and agency obligations	(94)	(74)	(133)	(96)

Change in net unrealized appreciation/depreciation	9,649	96,891	(70,368)	(124,286)

Net realized and unrealized gain (loss)	(30,602)	133,877	(25,483)	(152,648)

Net income (loss)	$(36,381)	$125,734	$(36,926)	$(171,515)

Net income (loss) per weighted-average share	$(0.36)	$0.82	$(0.37)	$(0.97)

Weighted-average shares outstanding	100,014	152,761	100,014	176,257

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$2,603,827

Net investment income (loss)	(11,443)
Net realized gain (loss)	44,885
Change in net unrealized appreciation/depreciation	(70,368)

Net income (loss)	(36,926)

Shareholders’ equity, at June 30, 2014	$2,566,901

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$(36,926)	$(171,515)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(31,042)	1,104,208
Change in unrealized appreciation/depreciation on investments	70,368	124,286
Increase (Decrease) in management fee payable	(743)	(1,052)

Net cash provided by (used in) operating activities	1,657	1,055,927

Cash flow from financing activities
Payment on shares redeemed	—	(1,177,307)

Net cash provided by (used in) financing activities	—	(1,177,307)

Net increase (decrease) in cash	1,657	(121,380)
Cash, beginning of period	49,723	240,086

Cash, end of period	$51,380	$118,706

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$466,281	$28,116
Short-term U.S. government and agency obligations (Note 3) (cost $1,479,851 and $2,928,242, respectively)	1,479,818	2,928,556
Unrealized appreciation on foreign currency forward contracts	76,915	4,052

Total assets	2,023,014	2,960,724

Liabilities and shareholders’ equity
Liabilities
Management fee payable	1,767	2,337
Unrealized depreciation on foreign currency forward contracts	24,196	163,361

Total liabilities	25,963	165,698

Shareholders’ equity
Shareholders’ equity	1,997,051	2,795,026

Total liabilities and shareholders’ equity	$2,023,014	$2,960,724

Shares outstanding	100,014	150,014

Net asset value per share	$19.97	$18.63

Market value per share (Note 2)	$20.07	$18.61

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(74% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 07/10/14†	$361,000	$361,000
0.037% due 10/23/14†	368,000	367,959
0.036% due 11/13/14	751,000	750,859

Total short-term U.S. government and agency obligations (cost $1,479,851)		$1,479,818

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	07/11/14	291,065,100	$2,873,319	$36,272
Yen with UBS AG	07/11/14	317,397,400	3,133,265	40,643

				$76,915

Contracts to Sell
Yen with Goldman Sachs International	07/11/14	(202,709,800)	$(2,001,098)	$(24,099)
Yen with UBS AG	07/11/14	(1,488,900)	(14,698)	(97)

				$(24,196)

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of June 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2014	2013	2014	2013
Investment Income
Interest	$386	$417	$821	$1,243

Expenses
Management fee	6,454	7,644	13,309	18,530

Total expenses	6,454	7,644	13,309	18,530

Net investment income (loss)	(6,068)	(7,227)	(12,488)	(17,287)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(11,079)	(456,601)	(21,596)	(1,674,572)
Short-term U.S. government and agency obligations	2	11	78	53

Net realized gain (loss)	(11,077)	(456,590)	(21,518)	(1,674,519)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	93,948	80,626	212,028	504,360
Short-term U.S. government and agency obligations	(245)	67	(347)	(92)

Change in net unrealized appreciation/depreciation	93,703	80,693	211,681	504,268

Net realized and unrealized gain (loss)	82,626	(375,897)	190,163	(1,170,251)

Net income (loss)	$76,558	$(383,124)	$177,675	$(1,187,538)

Net income (loss) per weighted-average share	$0.55	$(2.55)	$1.23	$(7.05)

Weighted-average shares outstanding	138,476	150,014	144,213	168,522

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$2,795,026

Redemption of 50,000 shares	(975,650)

Net investment income (loss)	(12,488)
Net realized gain (loss)	(21,518)
Change in net unrealized appreciation/depreciation	211,681

Net income (loss)	177,675

Shareholders’ equity, at June 30, 2014	$1,997,051

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$177,675	$(1,187,538)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	1,448,391	1,529,926
Change in unrealized appreciation/depreciation on investments	(211,681)	(504,268)
Increase (Decrease) in management fee payable	(570)	(1,082)

Net cash provided by (used in) operating activities	1,413,815	(162,962)

Cash flow from financing activities
Proceeds from addition of shares	—	1,323,474
Payment on shares redeemed	(975,650)	(1,180,652)

Net cash provided by (used in) financing activities	(975,650)	142,822

Net increase (decrease) in cash	438,165	(20,140)
Cash, beginning of period	28,116	138,033

Cash, end of period	$466,281	$117,893

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$1,114,662	$4,333,752
Segregated cash balances with brokers for futures contracts	20,781,600	64,020,350
Short-term U.S. government and agency obligations (Note 3) (cost $77,583,175 and $207,628,319, respectively)	77,584,126	207,636,383
Receivable on open futures contracts	—	3,179,017

Total assets	99,480,388	279,169,502

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	8,562,195
Payable on open futures contracts	1,041,667	—
Management fee payable	73,961	208,753

Total liabilities	1,115,628	8,770,948

Shareholders’ equity
Shareholders’ equity	98,364,760	270,398,554

Total liabilities and shareholders’ equity	$99,480,388	$279,169,502

Shares outstanding	5,174,812	9,474,812

Net asset value per share	$19.01	$28.54

Market value per share (Note 2)	$19.03	$28.53

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(79% of shareholders’ equity)
U.S. Treasury Bills:
0.048% due 07/10/14	$1,424,000	$1,423,998
0.055% due 08/07/14	3,338,000	3,337,983
0.035% due 08/14/14	3,820,000	3,819,883
0.067% due 08/21/14	4,099,000	4,098,855
0.039% due 08/28/14	2,264,000	2,263,927
0.036% due 09/04/14	28,864,000	28,862,958
0.035% due 09/11/14	831,000	830,967
0.040% due 09/18/14	1,389,000	1,388,939
0.026% due 09/25/14	1,568,000	1,567,888
0.033% due 10/23/14	5,984,000	5,983,337
0.048% due 11/06/14	4,918,000	4,917,213
0.044% due 11/13/14	4,516,000	4,515,153
0.045% due 11/20/14	7,913,000	7,911,439
0.033% due 01/08/15	6,663,000	6,661,586

Total short-term U.S. government and agency obligations (cost $77,583,175)		$77,584,126

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2014	4,028	$50,148,600	$(5,476,013)
VIX Futures - CBOE, expires August 2014	3,624	48,380,400	(1,137,473)

			$(6,613,486)

††	Cash collateral in the amount of $20,781,600 was pledged to cover margin requirements for open futures contracts as of June 30, 2014.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$10,546	$19,211	$34,214	$43,539

Expenses
Management fee	236,584	454,439	614,049	806,110

Total expenses	236,584	454,439	614,049	806,110

Net investment income (loss)	(226,038)	(435,228)	(579,835)	(762,571)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(41,227,047)	11,156,344	(25,447,340)	(44,252,605)
Short-term U.S. government and agency obligations	4,626	4,792	11,232	3,030

Net realized gain (loss)	(41,222,421)	11,161,136	(25,436,108)	(44,249,575)

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,586,521)	9,582,597	10,039,200	1,457,956
Short-term U.S. government and agency obligations	(2,529)	(9,307)	(7,113)	(9,378)

Change in net unrealized appreciation/depreciation	(1,589,050)	9,573,290	10,032,087	1,448,578

Net realized and unrealized gain (loss)	(42,811,471)	20,734,426	(15,404,021)	(42,800,997)

Net income (loss)	$(43,037,509)	$20,299,198	$(15,983,856)	$(43,563,568)

Net income (loss) per weighted-average share	$(9.29)	$4.98	$(2.97)	$(12.80)

Weighted-average shares outstanding	4,630,307	4,072,778	5,378,679	3,402,475

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$270,398,554

Addition of 3,875,000 shares	99,763,141
Redemption of 8,175,000 shares	(255,813,079)

Net addition (redemption) of (4,300,000) shares	(156,049,938)

Net investment income (loss)	(579,835)
Net realized gain (loss)	(25,436,108)
Change in net unrealized appreciation/depreciation	10,032,087

Net income (loss)	(15,983,856)

Shareholders’ equity, at June 30, 2014	$98,364,760

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$(15,983,856)	$(43,563,568)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	43,238,750	(13,500,002)
Net sale (purchase) of short-term U.S. government and agency obligations	130,045,144	10,280,890
Change in unrealized appreciation/depreciation on investments	7,113	9,378
Decrease (Increase) in receivable on futures contracts	3,179,017	—
Increase (Decrease) in management fee payable	(134,792)	48,203
Increase (Decrease) in payable on futures contracts	1,041,667	(30,763,455)

Net cash provided by (used in) operating activities	161,393,043	(77,488,554)

Cash flow from financing activities
Proceeds from addition of shares	99,763,141	305,678,377
Payment on shares redeemed	(264,375,274)	(228,382,253)

Net cash provided by (used in) financing activities	(164,612,133)	77,296,124

Net increase (decrease) in cash	(3,219,090)	(192,430)
Cash, beginning of period	4,333,752	2,989,958

Cash, end of period	$1,114,662	$2,797,528

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$848,717	$1,906,397
Segregated cash balances with brokers for futures contracts	5,859,000	8,454,390
Short-term U.S. government and agency obligations (Note 3) (cost $34,381,059 and $46,039,268, respectively)	34,381,263	46,040,233
Receivable on open futures contracts	—	100,734

Total assets	41,088,980	56,501,754

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,321,983
Payable on open futures contracts	522,035	—
Management fee payable	30,951	45,448

Total liabilities	552,986	5,367,431

Shareholders’ equity
Shareholders’ equity	40,535,994	51,134,323

Total liabilities and shareholders’ equity	$41,088,980	$56,501,754

Shares outstanding	2,625,005	2,650,005

Net asset value per share	$15.44	$19.30

Market value per share (Note 2)	$15.47	$19.29

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(85% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 07/10/14	$18,548,000	$18,547,977
0.057% due 08/07/14	1,355,000	1,354,993
0.068% due 08/14/14	236,000	235,993
0.067% due 08/21/14	2,464,000	2,463,913
0.039% due 08/28/14	162,000	161,995
0.031% due 09/04/14	1,182,000	1,181,957
0.038% due 09/11/14	284,000	283,989
0.027% due 09/25/14	961,000	960,931
0.029% due 10/09/14	1,939,000	1,938,838
0.036% due 10/23/14	2,232,000	2,231,752
0.036% due 11/13/14	166,000	165,969
0.045% due 11/20/14	1,882,000	1,881,629
0.034% due 12/11/14	2,972,000	2,971,327

Total short-term U.S. government and agency obligations (cost $34,381,059)		$34,381,263

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires October 2014	450	$6,750,000	$(1,062,040)
VIX Futures - CBOE, expires November 2014	855	13,338,000	(1,474,770)
VIX Futures - CBOE, expires December 2014	855	13,680,000	(849,690)
VIX Futures - CBOE, expires January 2015	405	6,763,500	(108,550)

			$(3,495,050)

††	Cash collateral in the amount of $5,859,000 was pledged to cover margin requirements for open futures contracts as of June 30, 2014.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$4,925	$6,431	$10,253	$13,751

Expenses
Management fee	102,112	133,204	217,448	238,020

Total expenses	102,112	133,204	217,448	238,020

Net investment income (loss)	(97,187)	(126,773)	(207,195)	(224,269)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(6,666,419)	(2,486,914)	(12,064,321)	(12,747,085)
Short-term U.S. government and agency obligations	1,234	824	1,717	1,310

Net realized gain (loss)	(6,665,185)	(2,486,090)	(12,062,604)	(12,745,775)

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,487,840)	7,458,863	1,401,639	7,052,844
Short-term U.S. government and agency obligations	(1,229)	(3,852)	(761)	(5,072)

Change in net unrealized appreciation/depreciation	(1,489,069)	7,455,011	1,400,878	7,047,772

Net realized and unrealized gain (loss)	(8,154,254)	4,968,921	(10,661,726)	(5,698,003)

Net income (loss)	$(8,251,441)	$4,842,148	$(10,868,921)	$(5,922,272)

Net income (loss) per weighted-average share	$(2.97)	$2.00	$(3.85)	$(2.80)

Weighted-average shares outstanding	2,778,027	2,415,115	2,825,005	2,113,541

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$51,134,323

Addition of 1,850,000 shares	33,853,464
Redemption of 1,875,000 shares	(33,582,872)

Net addition (redemption) of (25,000) shares	270,592

Net investment income (loss)	(207,195)
Net realized gain (loss)	(12,062,604)
Change in net unrealized appreciation/depreciation	1,400,878

Net income (loss)	(10,868,921)

Shareholders’ equity, at June 30, 2014	$40,535,994

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$(10,868,921)	$(5,922,272)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,595,390	(4,072,000)
Net sale (purchase) of short-term U.S. government and agency obligations	11,658,209	22,433,366
Change in unrealized appreciation/depreciation on investments	761	5,072
Decrease (Increase) in receivable on futures contracts	100,734	—
Increase (Decrease) in management fee payable	(14,497)	(11,426)
Increase (Decrease) in payable on futures contracts	522,035	(1,374,026)

Net cash provided by (used in) operating activities	3,993,711	11,058,714

Cash flow from financing activities
Proceeds from addition of shares	33,853,464	71,667,073
Payment on shares redeemed	(38,904,855)	(83,607,645)

Net cash provided by (used in) financing activities	(5,051,391)	(11,940,572)

Net increase (decrease) in cash	(1,057,680)	(881,858)
Cash, beginning of period	1,906,397	2,063,715

Cash, end of period	$848,717	$1,181,857

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$7,445,536	$2,240,977
Segregated cash balances with brokers for futures contracts	124,654,800	107,101,750
Short-term U.S. government and agency obligations (Note 3) (cost $177,917,757 and $109,530,861, respectively)	177,916,427	109,533,487
Receivable from service provider	925,804	—
Receivable from capital shares sold	2,656,221	10,903,664

Total assets	313,598,788	229,779,878

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	12,373,261	—
Payable on open futures contracts	5,702,682	3,356,803
Management fee payable	261,598	189,491

Total liabilities	18,337,541	3,546,294

Shareholders’ equity
Shareholders’ equity	295,261,247	226,233,584

Total liabilities and shareholders’ equity	$313,598,788	$229,779,878

Shares outstanding	11,120,099	3,372,389

Net asset value per share	$26.55	$67.08

Market value per share (Note 2)	$26.62	$67.12

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(60% of shareholders’ equity)
U.S. Treasury Bills:
0.053% due 08/07/14	$4,094,000	$4,093,979
0.035% due 08/14/14	8,052,000	8,051,754
0.039% due 08/21/14	3,169,000	3,168,888
0.030% due 08/28/14	2,887,000	2,886,907
0.039% due 09/04/14	25,051,000	25,050,095
0.035% due 09/11/14	10,068,000	10,067,597
0.037% due 09/18/14	4,193,000	4,192,816
0.026% due 09/25/14	6,620,000	6,619,525
0.037% due 10/23/14	57,402,000	57,395,638
0.048% due 11/06/14	6,852,000	6,850,904
0.046% due 11/13/14	10,000,000	9,998,125
0.045% due 11/20/14	3,277,000	3,276,354
0.030% due 12/11/14	32,272,000	32,264,694
0.033% due 01/08/15	4,000,000	3,999,151

Total short-term U.S. government and agency obligations (cost $177,917,757)		$177,916,427

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2014	24,158	$300,767,100	$(33,369,308)
VIX Futures - CBOE, expires August 2014	21,742	290,255,700	(7,164,038)

			$(40,533,346)

††	Cash collateral in the amount of $124,654,800 was pledged to cover margin requirements for open futures contracts as of June 30, 2014.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$20,656	$18,527	$41,932	$36,066

Expenses
Management fee	789,047	744,547	1,375,179	1,277,454
Brokerage commissions	650,481	664,479	1,169,928	1,221,816

Total expenses	1,439,528	1,409,026	2,545,107	2,499,270

Net investment income (loss)	(1,418,872)	(1,390,499)	(2,503,175)	(2,463,204)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(247,176,983)	17,763,794	(250,723,287)	(100,473,172)
Swap agreements	—	—	—	(4,453,107)
Short-term U.S. government and agency obligations	14,978	16,125	14,064	20,260

Net realized gain (loss)	(247,162,005)	17,779,919	(250,709,223)	(104,906,019)

Change in net unrealized appreciation/depreciation on
Futures contracts	(10,831,519)	21,978,092	(16,523,435)	1,183,909
Swap agreements	—	—	—	(301,351)
Short-term U.S. government and agency obligations	(6,498)	(4,150)	(3,956)	415

Change in net unrealized appreciation/depreciation	(10,838,017)	21,973,942	(16,527,391)	882,973

Net realized and unrealized gain (loss)	(258,000,022)	39,753,861	(267,236,614)	(104,023,046)

Net income (loss)	$(259,418,894)	$38,363,362	$(269,739,789)	$(106,486,250)

Net income (loss) per weighted-average share (Note 1)	$(32.62)	$32.17	$(46.15)	$(120.04)

Weighted-average shares outstanding (Note 1)	7,952,517	1,192,482	5,845,266	887,067

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$226,233,584

Addition of 14,325,000 shares	749,779,908
Redemption of 6,577,290 shares	(411,012,456)

Net addition (redemption) of 7,747,710 shares	338,767,452

Net investment income (loss)	(2,503,175)
Net realized gain (loss)	(250,709,223)
Change in net unrealized appreciation/depreciation	(16,527,391)

Net income (loss)	(269,739,789)

Shareholders’ equity, at June 30, 2014	$295,261,247

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$(269,739,789)	$(106,486,250)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(17,553,050)	(78,367,993)
Net sale (purchase) of short-term U.S. government and agency obligations	(68,386,896)	1,852,239
Change in unrealized appreciation/depreciation on investments	3,956	300,936
Increase (Decrease) in management fee payable	72,107	107,324
Increase (Decrease) in payable on futures contracts	2,345,879	(29,261,742)

Net cash provided by (used in) operating activities	(353,257,793)	(211,855,486)

Cash flow from financing activities
Proceeds from addition of shares	757,101,547	1,101,419,506
Payment on shares redeemed	(398,639,195)	(889,410,821)

Net cash provided by (used in) financing activities	358,462,352	212,008,685

Net increase (decrease) in cash	5,204,559	153,199
Cash, beginning of period	2,240,977	1,790,825

Cash, end of period	$7,445,536	$1,944,024

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$1,536,366	$2,153,370
Segregated cash balances with brokers for futures contracts	38,188,800	33,552,650
Short-term U.S. government and agency obligations (Note 3) (cost $150,294,074 and $105,554,675, respectively)	150,294,400	105,559,022
Receivable from capital shares sold	8,841,998	—
Receivable on open futures contracts	—	603,833

Total assets	198,861,564	141,868,875

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	17,441,983	—
Payable on open futures contracts	14,181	—
Management fee payable	168,886	117,673

Total liabilities	17,625,050	117,673

Shareholders’ equity
Shareholders’ equity	181,236,514	141,751,202

Total liabilities and shareholders’ equity	$198,861,564	$141,868,875

Shares outstanding	2,050,040	2,100,040

Net asset value per share	$88.41	$67.50

Market value per share (Note 2)	$88.27	$67.47

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills:
0.050% due 07/10/14	$22,266,000	$22,265,972
0.040% due 08/07/14	5,409,000	5,408,972
0.068% due 08/14/14	1,688,000	1,687,948
0.035% due 08/21/14	2,137,000	2,136,924
0.034% due 08/28/14	14,969,000	14,968,518
0.035% due 09/11/14	8,614,000	8,613,656
0.029% due 09/18/14	11,386,000	11,385,500
0.027% due 09/25/14	11,065,000	11,064,207
0.029% due 10/09/14	11,453,000	11,452,046
0.030% due 10/23/14	4,340,000	4,339,519
0.035% due 11/06/14	13,772,000	13,769,797
0.026% due 11/13/14	1,188,000	1,187,777
0.045% due 11/20/14	2,661,000	2,660,475
0.049% due 12/11/14	39,362,000	39,353,089

Total short-term U.S. government and agency obligations (cost $150,294,074)		$150,294,400

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2014	7,404	$92,179,800	$6,750,327
VIX Futures - CBOE, expires August 2014	6,657	88,870,950	2,170,300

			$8,920,627

††	Cash collateral in the amount of $38,188,800 was pledged to cover margin requirements for open futures contracts as of June 30, 2014.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$20,024	$7,368	$44,229	$16,633

Expenses
Management fee	486,704	185,400	990,622	323,063
Brokerage commissions	273,431	118,168	564,757	203,189

Total expenses	760,135	303,568	1,555,379	526,252

Net investment income (loss)	(740,111)	(296,200)	(1,511,150)	(509,619)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	73,536,615	(4,128,965)	76,268,051	21,075,146
Short-term U.S. government and agency obligations	7,145	1,978	9,959	2,054

Net realized gain (loss)	73,543,760	(4,126,987)	76,278,010	21,077,200

Change in net unrealized appreciation/depreciation on
Futures contracts	837,428	(3,022,387)	803,672	753,504
Short-term U.S. government and agency obligations	(5,530)	(2,258)	(4,021)	(3,920)

Change in net unrealized appreciation/depreciation	831,898	(3,024,645)	799,651	749,584

Net realized and unrealized gain (loss)	74,375,658	(7,151,632)	77,077,661	21,826,784

Net income (loss)	$73,635,547	$(7,447,832)	$75,566,511	$21,317,165

Net income (loss) per weighted-average share (Note 1)	$25.23	$(4.11)	$23.59	$13.19

Weighted-average shares outstanding (Note 1)	2,918,721	1,814,326	3,203,355	1,616,615

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$141,751,202

Addition of 3,950,000 shares	247,070,571
Redemption of 4,000,000 shares	(283,151,770)

Net addition (redemption) of (50,000) shares	(36,081,199)

Net investment income (loss)	(1,511,150)
Net realized gain (loss)	76,278,010
Change in net unrealized appreciation/depreciation	799,651

Net income (loss)	75,566,511

Shareholders’ equity, at June 30, 2014	$181,236,514

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$75,566,511	$21,317,165
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(4,636,150)	(11,108,503)
Net sale (purchase) of short-term U.S. government and agency obligations	(44,739,399)	(29,611,638)
Change in unrealized appreciation/depreciation on investments	4,021	3,920
Decrease (Increase) in receivable on futures contracts	603,833	4,895,940
Increase (Decrease) in management fee payable	51,213	20,901
Increase (Decrease) in payable on futures contracts	14,181	—

Net cash provided by (used in) operating activities	26,864,210	(14,482,215)

Cash flow from financing activities
Proceeds from addition of shares	238,228,573	338,239,156
Payment on shares redeemed	(265,709,787)	(324,290,938)

Net cash provided by (used in) financing activities	(27,481,214)	13,948,218

Net increase (decrease) in cash	(617,004)	(533,997)
Cash, beginning of period	2,153,370	2,236,726

Cash, end of period	$1,536,366	$1,702,729

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$29,758,849	$23,390,732
Segregated cash balances with brokers for futures contracts	211,475,455	235,046,530
Short-term U.S. government and agency obligations (Note 3) (cost $2,513,444,430 and $2,846,340,077, respectively)	2,513,462,709	2,846,465,825
Unrealized appreciation on swap agreements	4,125,151	1,972,971
Unrealized appreciation on forward agreements	100,130,126	5,633,053
Unrealized appreciation on foreign currency forward contracts	916,196	31,593,879
Receivable from service provider	925,804	—
Receivable from capital shares sold	13,750,177	10,903,664
Receivable on open futures contracts	893,934	6,930,575

Total assets	2,875,438,401	3,161,937,229

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	48,315,423	37,227,491
Payable on open futures contracts	8,392,763	10,071,461
Management fee payable	2,210,703	2,522,868
Unrealized depreciation on swap agreements	16,159,948	2,360,565
Unrealized depreciation on forward agreements	21,146,721	11,533,711
Unrealized depreciation on foreign currency forward contracts	16,067,701	16,014,049

Total liabilities	112,293,259	79,730,145

Shareholders’ equity
Shareholders’ equity	2,763,145,142	3,082,207,084

Total liabilities and shareholders’ equity	$2,875,438,401	$3,161,937,229

Shares outstanding	84,245,339	79,426,103

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment Income
Interest	$325,930	$420,559	$731,121	$999,479

Expenses
Management fee	6,660,516	7,752,342	13,551,427	15,523,073
Brokerage commissions	1,002,278	869,039	1,887,797	1,577,032
Offering costs	—	105,069	—	135,399
Limitation by Sponsor	—	(59,390)	—	(62,372)

Total expenses	7,662,794	8,667,060	15,439,224	17,173,132

Net investment income (loss)	(7,336,864)	(8,246,501)	(14,708,103)	(16,173,653)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(239,250,210)	40,803,576	(217,587,419)	(82,709,936)
Swap agreements	(7,208,136)	12,589,380	(3,070,999)	37,115,826
Forward agreements	(101,401,500)	(318,145,751)	(38,776,360)	(542,161,245)
Foreign currency forward contracts	6,104,162	39,571,745	(6,105,990)	132,225,029
Short-term U.S. government and agency obligations	45,965	75,010	88,446	94,145

Net realized gain (loss)	(341,709,719)	(225,106,040)	(265,452,322)	(455,436,181)

Change in net unrealized appreciation/depreciation on
Futures contracts	(13,967,799)	20,854,581	(5,232,119)	(6,930,051)
Swap agreements	(12,289,958)	(10,099,859)	(11,647,203)	(24,122,719)
Forward agreements	132,857,496	(135,449,116)	84,884,063	1,030,835
Foreign currency forward contracts	(16,253,334)	(15,601,846)	(30,731,335)	(23,967,795)
Short-term U.S. government and agency obligations	(91,974)	(104,052)	(107,469)	(158,014)

Change in net unrealized appreciation/depreciation	90,254,431	(140,400,292)	37,165,937	(54,147,744)

Net realized and unrealized gain (loss)	(251,455,288)	(365,506,332)	(228,286,385)	(509,583,925)

Net income (loss)	$(258,792,152)	$(373,752,833)	$(242,994,488)	$(525,757,578)

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$3,082,207,084

Addition of 51,987,500 shares	2,074,661,067
Redemption of 47,168,264 shares	(2,150,728,521)

Net addition (redemption) of 4,819,236 shares	(76,067,454)

Net investment income (loss)	(14,708,103)
Net realized gain (loss)	(265,452,322)
Change in net unrealized appreciation/depreciation	37,165,937

Net income (loss)	(242,994,488)

Shareholders’ equity, at June 30, 2014	$2,763,145,142

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flow from operating activities
Net income (loss)	$(242,994,488)	$(525,757,578)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	23,571,075	(92,241,439)
Net sale (purchase) of short-term U.S. government and agency obligations	332,895,647	378,376,504
Change in unrealized appreciation/depreciation on investments	(42,398,056)	47,217,693
Decrease (Increase) in receivable on futures contracts	6,036,641	7,325,537
Decrease (Increase) in receivable from Sponsor	—	(30,376)
Decrease (Increase) in Limitation by Sponsor	—	(31,996)
Change in offering cost	—	58,175
Increase (Decrease) in management fee payable	(312,165)	(278,203)
Increase (Decrease) in payable on futures contracts	(1,678,698)	(66,088,180)
Increase (Decrease) in payable for offering cost	—	77,223

Net cash provided by (used in) operating activities	75,119,956	(251,372,640)

Cash flow from financing activities
Proceeds from addition of shares	2,070,888,750	3,278,211,023
Payment on shares redeemed	(2,139,640,589)	(3,028,355,414)

Net cash provided by (used in) financing activities	(68,751,839)	249,855,609

Net increase (decrease) in cash	6,368,117	(1,517,031)
Cash, beginning of period	23,390,732	19,959,356

Cash, end of period	$29,758,849	$18,442,325

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2014, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares UltraShort Bloomberg Commodity (formerly ProShares UltraShort DJ-UBS Commodity), ProShares UltraShort Bloomberg Crude Oil (formerly ProShares UltraShort DJ-UBS Crude Oil), ProShares UltraShort Bloomberg Natural Gas (formerly ProShares UltraShort DJ-UBS Natural Gas), ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity (formerly ProShares Ultra DJ-UBS Commodity), ProShares Ultra Bloomberg Crude Oil (formerly ProShares Ultra DJ-UBS Crude Oil), ProShares Ultra Bloomberg Natural Gas (formerly ProShares Ultra DJ-UBS Natural Gas), ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

The Trust registered shares for thirty-two additional series: (i) ProShares Short Bloomberg Natural Gas (formerly ProShares Short DJ-UBS Natural Gas) and ProShares Short Gold (collectively, the “Short Funds”); (ii) ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (collectively, the “New Geared VIX Funds”); (iii) ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy (each, a “Managed Futures Fund” and collectively, the “Managed Futures Funds”); (iv) ProShares Financial Managed Futures Strategy; (v) ProShares UltraPro Australian Dollar, ProShares Short Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares Short Yen and ProShares UltraPro Short Yen; and (vi) ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar and ProShares UltraPro Short U.S. Dollar (collectively, the “Currency Index Funds”). The thirty-two additional series were never publicly offered and their registration has subsequently been terminated. Thus, as of June 30, 2014, the only Funds that have registered amounts are the twenty-one series of the Trust that have commenced investment operations.

The Trust had no operations prior to November 24, 2008, other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of fourteen Shares at an aggregate purchase price of $350 in each of the following Funds: ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen.

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

Each of the Funds generally invests in Financial Instruments (i.e., instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to its applicable underlying commodity futures index, commodity, currency exchange rate or equity volatility index. Financial Instruments also are used to produce economically “inverse,” “inverse leveraged” or “leveraged” investment results for the Geared Funds.

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the six months ended June 30, 2014 and year ended December 31, 2013. The ticker symbols for these Funds did not change and each Fund continues to trade on the NYSE Arca.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price

ProShares UltraShort Bloomberg Natural Gas	June 10, 2013	1-for-4 reverse Share split	June 10, 2013
ProShares Ultra Silver	January 21, 2014	1-for-4 reverse Share split	January 24, 2014
ProShares VIX Short-Term Futures ETF	June 10, 2013	1-for-5 reverse Share split	June 10, 2013
ProShares Ultra VIX Short-Term Futures ETF	June 10, 2013	1-for-10 reverse Share split	June 10, 2013
ProShares Ultra VIX Short-Term Futures ETF	January 21, 2014	1-for-4 reverse Share split	January 24, 2014
ProShares Short VIX Short-Term Futures ETF	January 21, 2014	2-for-1 Share split	January 24, 2014

The reverse splits were applied retroactively for all periods presented, reducing the number of Shares outstanding for each of ProShares UltraShort Bloomberg Natural Gas, ProShares Ultra Silver, ProShares VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF, and resulted in a proportionate increase in the price per Share and per Share information of each such Fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse split.

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

In June 2013, the FASB issued Accounting Standard Update No. 2013-08, “Financial Services – Investment Companies (“Topic 946”): Amendments to the Scope, Measurement and Disclosure Requirements” (“ASU 2013-08”). ASU 2013-08 clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company and for the measurement of non-controlling ownership interests in other investment companies. The Trust and each Fund meet the requirements to be classified as an investment company and follow the accounting and reporting guidance in FASB Topic 946.

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated June 30, 2014, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ final net asset value for creation and redemption of fund Shares for the six months ended June 30, 2014 were as follows. All times are Eastern Standard Time:

	NAV Calculation Time		NAV Calculation Date
UltraShort Silver, Ultra Silver	7:00 a.m.		June 30
UltraShort Gold, Ultra Gold	10:00 a.m.		June 30
UltraShort Bloomberg Crude Oil, Ultra Bloomberg Crude Oil	2:30 p.m.		June 30
UltraShort Bloomberg Natural Gas, Ultra Bloomberg Natural Gas	2:30 p.m.		June 30
UltraShort Bloomberg Commodity, Ultra Bloomberg Commodity	3:00 p.m.	*	June 30
UltraShort Australian Dollar, Ultra Australian Dollar	4:00 p.m.		June 30
Short Euro, UltraShort Euro, Ultra Euro	4:00 p.m.		June 30
UltraShort Yen, Ultra Yen	4:00 p.m.		June 30
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	4:15 p.m.		June 30
VIX Mid-Term Futures ETF	4:15 p.m.		June 30

*	On July 31, 2014, the NAV Calculation Time for ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity was changed from 3:00 p.m. to 2:30 p.m.

Although the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ Shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the six months ended June 30, 2014.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund, and the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s and VIX Funds’ final creation/redemption NAV for the three and six months ended June 30, 2014.

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

The following table summarizes the valuation of investments at June 30, 2014 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
UltraShort Bloomberg Commodity	$2,975,627	$—	$—	$—	$(49,719)	$2,925,908
UltraShort Bloomberg Crude Oil	364,434,603	(5,168,641)	—	—	(16,105,152)	343,160,810
UltraShort Bloomberg Natural Gas	44,127,812	2,467,844	—	—	—	46,595,656
UltraShort Gold	94,201,223	(4,840)	(10,583,508)	—	—	83,612,875
UltraShort Silver	62,535,124	(16,910)	(10,563,213)	—	—	51,955,001
Short Euro	12,790,157	(111,159)	—	—	—	12,678,998
UltraShort Australian Dollar	17,768,429	(362,840)	—	—	—	17,405,589
UltraShort Euro	445,869,168	—	—	(5,587,341)	—	440,281,827
UltraShort Yen	363,176,364	—	—	(9,647,610)	—	353,528,754
Ultra Bloomberg Commodity	3,166,730	—	—	—	9,044	3,175,774
Ultra Bloomberg Crude Oil	92,959,952	1,123,104	—	—	4,111,030	98,194,086
Ultra Bloomberg Natural Gas	15,519,463	(1,410,765)	—	—	—	14,108,698
Ultra Gold	122,192,435	4,820	13,227,915	—	—	135,425,170
Ultra Silver	424,515,400	8,455	86,902,211	—	—	511,426,066
Ultra Australian Dollar	3,087,416	63,500	—	—	—	3,150,916
Ultra Euro	2,486,772	—	—	30,727	—	2,517,499
Ultra Yen	1,479,818	—	—	52,719	—	1,532,537
VIX Short-Term Futures ETF	77,584,126	(6,613,486)	—	—	—	70,970,640
VIX Mid-Term Futures ETF	34,381,263	(3,495,050)	—	—	—	30,886,213
Ultra VIX Short-Term Futures ETF	177,916,427	(40,533,346)	—	—	—	137,383,081
Short VIX Short-Term Futures ETF	150,294,400	8,920,627	—	—	—	159,215,027

Total Trust	$2,513,462,709	$(45,128,687)	$78,983,405	$(15,151,505)	$(12,034,797)	$2,520,131,125

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At June 30, 2014, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2013 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
UltraShort Bloomberg Commodity	$3,453,890	$—	$—	$—	$(27,665)	$3,426,225
UltraShort Bloomberg Crude Oil	247,584,623	(1,232,773)	—	—	(2,332,900)	244,018,950
UltraShort Bloomberg Natural Gas	18,274,713	1,042,300	—	—	—	19,317,013
UltraShort Gold	148,988,329	14,520	5,633,053	—	—	154,635,902
UltraShort Silver	114,826,066	14,200	(2,227,857)	—	—	112,612,409
Short Euro	7,902,056	(33,231)	—	—	—	7,868,825
UltraShort Australian Dollar	24,198,507	917,605	—	—	—	25,116,112
UltraShort Euro	437,847,159	—	—	(13,748,507)	—	424,098,652
UltraShort Yen	558,597,264	—	—	29,386,684	—	587,983,948
Ultra Bloomberg Commodity	2,816,688	—	—	—	15,078	2,831,766
Ultra Bloomberg Crude Oil	137,435,610	626,661	—	—	1,957,893	140,020,164
Ultra Bloomberg Natural Gas	58,921,011	(3,656,539)	—	—	—	55,264,472
Ultra Gold	140,880,950	(14,560)	(6,812,974)	—	—	134,053,416
Ultra Silver	467,868,976	(14,200)	(2,492,880)	—	—	465,361,896
Ultra Australian Dollar	2,716,439	(118,220)	—	—	—	2,598,219
Ultra Euro	2,455,863	—	—	100,962	—	2,556,825
Ultra Yen	2,928,556	—	—	(159,309)	—	2,769,247
VIX Short-Term Futures ETF	207,636,383	(16,652,686)	—	—	—	190,983,697
VIX Mid-Term Futures ETF	46,040,233	(4,896,689)	—	—	—	41,143,544
Ultra VIX Short-Term Futures ETF	109,533,487	(24,009,911)	—	—	—	85,523,576
Short VIX Short-Term Futures ETF	105,559,022	8,116,955	—	—	—	113,675,977

Total Trust	$2,846,465,825	$(39,896,568)	$(5,900,658)	$15,579,830	$(387,594)	$2,815,860,835

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

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

Brokerage Commissions and Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission (“CFTC”) regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed). For the three and six months ended June 30, 2014 and until July 30, 2014, the Sponsor paid brokerage commissions on VIX futures contracts for the Matching VIX Funds. On July 31, 2014, the Sponsor began paying, and is currently paying, brokerage commissions on VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.

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

Futures contracts involve, to varying degrees, elements of market risk and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts are imperfect correlation between movements in the price of the futures contracts and the market value of the underlying index or commodity and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal but some counterparty risk to the Funds since futures contracts are exchange-traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, guarantees the futures contracts against default. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day. Once the daily limit has been reached in a particular contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified times during the trading day. Futures contracts prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting a Fund to substantial losses. If trading is not possible, or if a Fund determines not to close a futures position in anticipation of adverse price movements, the Fund will be required to make daily cash payments of variation margin. The risk the Fund will be unable to close out a futures position will be minimized by entering into such transactions on a national exchange with an active and liquid secondary market.

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

Generally, swap agreements entered into by the Funds calculate and settle the obligations of the parties to the agreement on a “net basis” with a single payment. Consequently, each Fund’s current obligations (or rights) under a swap agreement will generally be equal only to the net amount to be paid or received under the agreement based on the relative values of such obligations (or rights) (the “net amount”). In a typical swap agreement entered into by a Matching VIX Fund or an Ultra Fund, the Matching VIX Fund or Ultra Fund would be entitled to settlement payments in the event the level of the benchmark increases and would be required to make payments to the swap counterparties in the event the level of the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay. In a typical swap agreement entered into by a Short Fund or an UltraShort Fund, the Short Fund or UltraShort Fund would be required to make payments to the swap counterparties in the event the level of the benchmark increases and would be entitled to settlement payments in the event the level of the benchmark decreases, adjusted for any transaction costs or trading spreads on the notional amount the Funds may pay.

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at June 30, 2014 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2014, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of June 30, 2014, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of June 30, 2014

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Natural Gas	$2,467,844	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	$49,719
		ProShares Ultra Bloomberg Commodity	14,121			ProShares UltraShort Bloomberg Crude Oil	21,273,793	*
		ProShares Ultra Bloomberg Crude Oil	5,234,134	*		ProShares UltraShort Gold	10,588,348	*
		ProShares Ultra Gold	13,232,735	*		ProShares UltraShort Silver	10,580,123	*
		ProShares Ultra Silver	86,910,666	*		ProShares Ultra Bloomberg Commodity	5,077
						ProShares Ultra Bloomberg Natural Gas	1,410,765	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares UltraShort Euro	327,971		Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Short Euro	111,159	*
		ProShares UltraShort Yen	480,205			ProShares UltraShort Australian Dollar	362,840	*
		ProShares Ultra Australian Dollar	63,500	*		ProShares UltraShort Euro	5,915,312
		ProShares Ultra Euro	31,105			ProShares UltraShort Yen	10,127,815
		ProShares Ultra Yen	76,915			ProShares Ultra Euro	378
						ProShares Ultra Yen	24,196

VIX Futures Contracts	Receivables on open futures contracts	ProShares Short VIX Short-Term Futures ETF	8,920,627	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	6,613,486	*
						ProShares VIX Mid-Term Futures ETF	3,495,050	*
						ProShares Ultra VIX Short-Term Futures ETF	40,533,346	*

		Total Trust	$117,759,823	*		Total Trust	$111,091,407	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2013

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Natural Gas	$1,042,300	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	$27,665
		ProShares UltraShort Gold	5,647,573	*		ProShares UltraShort Bloomberg Crude Oil	3,565,673	*
		ProShares UltraShort Silver	14,200	*		ProShares UltraShort Silver	2,227,857
		ProShares Ultra Bloomberg Commodity	15,078			ProShares Ultra Bloomberg Natural Gas	3,656,539	*
		ProShares Ultra Bloomberg Crude Oil	2,584,554	*		ProShares Ultra Gold	6,827,534	*
						ProShares Ultra Silver	2,507,080	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares UltraShort Australian Dollar	917,605	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Short Euro	33,231	*
		ProShares UltraShort Euro	151,351			ProShares UltraShort Euro	13,899,858
		ProShares UltraShort Yen	31,317,568			ProShares UltraShort Yen	1,930,884
		ProShares Ultra Euro	120,908			ProShares Ultra Australian Dollar	118,220	*
		ProShares Ultra Yen	4,052			ProShares Ultra Euro	19,946
						ProShares Ultra Yen	163,361

VIX Futures Contracts	Receivables on open futures contracts	ProShares Short VIX Short-Term Futures ETF	8,116,955	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	16,652,686	*
						ProShares VIX Mid-Term Futures ETF	4,896,689	*
						ProShares Ultra VIX Short-Term Futures ETF	24,009,911	*

		Total Trust	$49,932,144	*		Total Trust	$80,537,134	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments as presented in the Form 10-K for the year ended December 31, 2013. Only current day’s variation margin is reported within the Statements of Financial Condition as presented in the Form 10-K for the year ended December 31, 2013 in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2014

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	$130,061	$(151,988)
		ProShares UltraShort Bloomberg Crude Oil	(31,567,008)	(14,316,548)
		ProShares UltraShort Bloomberg Natural Gas	(1,970,509)	(2,011,476)
		ProShares UltraShort Gold	13,875,395	(19,136,970)
		ProShares UltraShort Silver	12,455,116	(18,328,033)
		ProShares Ultra Bloomberg Commodity	(160,396)	123,172
		ProShares Ultra Bloomberg Crude Oil	9,814,101	2,164,869
		ProShares Ultra Bloomberg Natural Gas	162,451	440,646
		ProShares Ultra Gold	(21,489,136)	25,259,667
		ProShares Ultra Silver	(106,239,950)	145,054,357

Foreign Exchange Contracts	Net realized gain (loss) on futures contracts and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures contracts and/or foreign currency forward contracts	ProShares Short Euro	225,122	(159,059)
		ProShares UltraShort Australian Dollar	(1,846,929)	859,039
		ProShares UltraShort Euro	5,886,956	(1,863,031)
		ProShares UltraShort Yen	268,536	(14,493,994)
		ProShares Ultra Australian Dollar	285,670	(129,485)
		ProShares Ultra Euro	(40,251)	9,743
		ProShares Ultra Yen	(11,079)	93,948

VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(41,227,047)	(1,586,521)
		ProShares VIX Mid-Term Futures ETF	(6,666,419)	(1,487,840)
		ProShares Ultra VIX Short-Term Futures ETF	(247,176,983)	(10,831,519)
		ProShares Short VIX Short-Term Futures ETF	73,536,615	837,428

		Total Trust	$(341,755,684)	$90,346,405

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended June 30, 2013

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	$150,169	$505,167
		ProShares UltraShort Bloomberg Crude Oil	1,025,654	9,878,372
		ProShares UltraShort Bloomberg Natural Gas	(834,719)	5,826,227
		ProShares UltraShort Gold	20,858,050	55,074,622
		ProShares UltraShort Silver	51,615,327	40,886,777
		ProShares Ultra Bloomberg Commodity	(274,078)	(586,322)
		ProShares Ultra Bloomberg Crude Oil	20,733,669	(22,057,265)
		ProShares Ultra Bloomberg Natural Gas	9,153,747	(19,990,856)
		ProShares Ultra Gold	(68,008,649)	(62,970,484)
		ProShares Ultra Silver	(322,610,723)	(168,439,871)

Foreign Exchange Contracts	Net realized gain (loss) on futures contracts and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures contracts and/or foreign currency forward contracts	ProShares Short Euro	(67,938)	5,900
		ProShares UltraShort Australian Dollar	1,793,067	1,508,211
		ProShares UltraShort Euro	(8,147,050)	(8,918,725)
		ProShares UltraShort Yen	48,138,405	(6,860,712)
		ProShares Ultra Australian Dollar	(590,630)	(332,037)
		ProShares Ultra Euro	36,991	96,965
		ProShares Ultra Yen	(456,601)	80,626

VIX Futures Contracts	Net realized gain (loss) on futures contracts and swap agreements/ changes in unrealized appreciation/ depreciation on futures contracts and swap agreements	ProShares VIX Short-Term Futures ETF	11,156,344	9,582,597
		ProShares VIX Mid-Term Futures ETF	(2,486,914)	7,458,863
		ProShares Ultra VIX Short-Term Futures ETF	17,763,794	21,978,092
		ProShares Short VIX Short-Term Futures ETF	(4,128,965)	(3,022,387)

		Total Trust	$(225,181,050)	$(140,296,240)

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2014

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	$(505,634)	$(22,054)
		ProShares UltraShort Bloomberg Crude Oil	(43,845,009)	(17,708,120)
		ProShares UltraShort Bloomberg Natural Gas	(11,185,543)	1,425,544
		ProShares UltraShort Gold	(8,274,292)	(16,235,921)
		ProShares UltraShort Silver	(159,289)	(8,366,466)
		ProShares Ultra Bloomberg Commodity	376,946	(6,034)
		ProShares Ultra Bloomberg Crude Oil	31,007,769	2,649,580
		ProShares Ultra Bloomberg Natural Gas	16,965,826	2,245,774
		ProShares Ultra Gold	1,944,484	20,060,269
		ProShares Ultra Silver	(32,284,378)	89,417,746

Foreign Exchange Contracts	Net realized gain (loss) on futures contracts and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures contracts and/or foreign currency forward contracts	ProShares Short Euro	158,534	(77,928)
		ProShares UltraShort Australian Dollar	(1,925,538)	(1,280,445)
		ProShares UltraShort Euro	(6,295,085)	8,161,166
		ProShares UltraShort Yen	165,806	(39,034,294)
		ProShares Ultra Australian Dollar	258,243	181,720
		ProShares Ultra Euro	44,885	(70,235)
		ProShares Ultra Yen	(21,596)	212,028

VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(25,447,340)	10,039,200
		ProShares VIX Mid-Term Futures ETF	(12,064,321)	1,401,639
		ProShares Ultra VIX Short-Term Futures ETF	(250,723,287)	(16,523,435)
		ProShares Short VIX Short-Term Futures ETF	76,268,051	803,672

		Total Trust	$(265,540,768)	$37,273,406

The Effect of Derivative Instruments on the Statements of Operations

For the six months ended June 30, 2013

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	$458,667	$263,746
		ProShares UltraShort Bloomberg Crude Oil	(5,099,504)	8,378,263
		ProShares UltraShort Bloomberg Natural Gas	(2,608,140)	1,920,339
		ProShares UltraShort Gold	33,741,517	48,081,834
		ProShares UltraShort Silver	80,819,839	21,821,880
		ProShares Ultra Bloomberg Commodity	(782,975)	(165,007)
		ProShares Ultra Bloomberg Crude Oil	87,297,994	(50,795,208)
		ProShares Ultra Bloomberg Natural Gas	14,901,941	(2,129,288)
		ProShares Ultra Gold	(118,423,854)	(38,079,366)
		ProShares Ultra Silver	(538,299,271)	(30,793,633)

Foreign Exchange Contracts	Net realized gain (loss) on futures contracts and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures contracts and/or foreign currency forward contracts	ProShares Short Euro	(75,938)	122,669
		ProShares UltraShort Australian Dollar	1,905,097	1,313,051
		ProShares UltraShort Euro	(11,096,730)	17,894,296
		ProShares UltraShort Yen	145,024,702	(42,242,261)
		ProShares Ultra Australian Dollar	(739,905)	(108,077)
		ProShares Ultra Euro	(28,371)	(124,190)
		ProShares Ultra Yen	(1,674,572)	504,360

VIX Futures Contracts	Net realized gain (loss) on futures contracts and swap agreements/changes in unrealized appreciation/ depreciation on futures contracts and swap agreements	ProShares VIX Short-Term Futures ETF	(44,252,605)	1,457,956
		ProShares VIX Mid-Term Futures ETF	(12,747,085)	7,052,844
		ProShares Ultra VIX Short-Term Futures ETF	(104,926,279)	882,558
		ProShares Short VIX Short-Term Futures ETF	21,075,146	753,504

		Total Trust	$(455,530,326)	$(53,989,730)

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statement of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of June 30, 2014 and December 31, 2013:

Fair Values of Derivative Instruments as of June 30, 2014
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statement of Financial Conditions	Gross Amounts Offset in the Statement of Financial Conditions	Net Amounts of Assets presented in the Statement of Financial Conditions	Gross Amounts of Recognized Liabilities presented in the Statement of Financial Conditions	Gross Amounts Offset in the Statement of Financial Conditions	Net Amounts of Liabilities presented in the Statement of Financial Conditions
ProShares UltraShort Bloomberg Commodity
Swap agreements	$—	$—	$—	$49,719	$—	$49,719
ProShares UltraShort Bloomberg Crude Oil
Futures contracts*	778,232	—	778,232	—	—	—
Swap agreements	—	—	—	16,105,152	—	16,105,152
ProShares UltraShort Bloomberg Natural Gas
Futures contracts*	—	—	—	730,316	—	730,316
ProShares UltraShort Gold
Forward agreements	—	—	—	10,583,508	—	10,583,508
Futures contracts*	—	—	—	1,000	—	1,000
ProShares UltraShort Silver
Forward agreements	—	—	—	10,563,213	—	10,563,213
Futures contracts*	780	—	780	—	—	—
ProShares Short Euro
Futures contracts*	—	—	—	49,240	—	49,240
ProShares UltraShort Australian Dollar
Futures contracts*	—	—	—	17,160	—	17,160
ProShares UltraShort Euro
Foreign currency forward contracts	327,971	—	327,971	5,915,312	—	5,915,312
ProShares UltraShort Yen
Foreign currency forward contracts	480,205	—	480,205	10,127,815	—	10,127,815
ProShares Ultra Bloomberg Commodity
Swap agreements	14,121	—	14,121	5,077	—	5,077
ProShares Ultra Bloomberg Crude Oil
Futures contracts*	—	—	—	313,787	—	313,787
Swap agreements	4,111,030	—	4,111,030	—	—	—
ProShares Ultra Bloomberg Natural Gas
Futures contracts*	111,842	—	111,842	—	—	—
ProShares Ultra Gold
Forward agreements	13,227,915	—	13,227,915	—	—	—
Futures contracts*	—	—	—	120	—	120
ProShares Ultra Silver
Forward agreements	86,902,211	—	86,902,211	—	—	—
Futures contracts*	—	—	—	575	—	575
ProShares Ultra Australian Dollar
Futures contracts*	3,080	—	3,080	—	—	—
ProShares Ultra Euro
Foreign currency forward contracts	31,105	—	31,105	378	—	378
ProShares Ultra Yen
Foreign currency forward contracts	76,915	—	76,915	24,196	—	24,196
ProShares VIX Short-Term Futures ETF
Futures contracts*	—	—	—	1,041,667	—	1,041,667
ProShares VIX Mid-Term Futures ETF
Futures contracts*	—	—	—	522,035	—	522,035
ProShares Ultra VIX Short-Term Futures ETF
Futures contracts*	—	—	—	5,702,682	—	5,702,682
ProShares Short VIX Short-Term Futures ETF
Futures contracts*	—	—	—	14,181	—	14,181

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at June 30, 2014. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the un-collateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Account for Derivative Instruments”.

Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets / (Liabilities) presented in the Statement of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds)/the Counterparties	Net Amount
ProShares UltraShort Bloomberg Commodity
Deutsche Bank AG	$(20,115)	$20,115	$—	$—
Goldman Sachs International	(17,081)	17,081	—	—
UBS AG	(12,523)	12,523	—	—
ProShares UltraShort Bloomberg Crude Oil
Deutsche Bank AG	(4,518,754)	4,518,754	—	—
Goldman Sachs & Co.	778,232	—	—	778,232
Goldman Sachs International	(4,396,306)	4,396,306	—	—
Societe Generale S.A.	(2,715,109)	2,715,109	—	—
UBS AG	(4,474,983)	4,474,983	—	—
ProShares UltraShort Bloomberg Natural Gas
Goldman Sachs & Co.	(730,316)	—	730,316	—
ProShares UltraShort Gold
Deutsche Bank AG	(5,448,091)	5,448,091	—	—
Goldman Sachs & Co.	(1,000)	—	1,000	—
Goldman Sachs International	(2,015,729)	2,015,729	—	—
Societe Generale S.A.	(1,118,143)	1,118,143	—	—
UBS AG	(2,001,545)	2,001,545	—	—
ProShares UltraShort Silver
Deutsche Bank AG	(5,772,553)	5,772,553	—	—
Goldman Sachs & Co.	780	—	—	780
Goldman Sachs International	(1,869,870)	1,869,870	—	—
Societe Generale S.A.	(959,772)	959,772	—	—
UBS AG	(1,961,018)	1,961,018	—	—
ProShares Short Euro
RBC Capital Markets	(49,240)	—	49,240	—
ProShares UltraShort Australian Dollar
RBC Capital Markets	(17,160)	—	17,160	—
ProShares UltraShort Euro
Goldman Sachs International	(2,728,154)	2,728,154	—	—
UBS AG	(2,859,187)	2,859,187	—	—
ProShares UltraShort Yen
Goldman Sachs International	(4,793,422)	4,793,422	—	—
UBS AG	(4,854,188)	4,854,188	—	—
ProShares Ultra Bloomberg Commodity
Deutsche Bank AG	7,260	—	—	7,260
Goldman Sachs International	(5,077)	5,077	—	—
UBS AG	6,861	—	—	6,861
ProShares Ultra Bloomberg Crude Oil
Deutsche Bank AG	1,035,637	—	(1,035,637)	—
Goldman Sachs & Co.	(313,787)	—	313,787	—
Goldman Sachs International	1,328,164	(1,328,164)	—	—
Societe Generale S.A.	629,911	(629,911)	—	—
UBS AG	1,117,318	(1,117,318)	—	—
ProShares Ultra Bloomberg Natural Gas
Goldman Sachs & Co.	111,842	—	—	111,842
ProShares Ultra Gold
Deutsche Bank AG	7,156,303	—	(7,156,303)	—
Goldman Sachs & Co.	(120)	—	120	—
Goldman Sachs International	2,462,460	(2,440,832)	—	21,628
Societe Generale S.A.	1,379,253	(1,379,253)	—	—
UBS AG	2,229,899	(2,229,899)	—	—
ProShares Ultra Silver
Deutsche Bank AG	45,349,782	—	(45,349,782)	—
Goldman Sachs & Co.	(575)	—	45	(530)
Goldman Sachs International	16,680,099	(16,680,099)	—	—
Societe Generale S.A.	9,222,909	(9,222,909)	—	—
UBS AG	15,649,421	(15,649,421)	—	—
ProShares Ultra Australian Dollar
RBC Capital Markets	3,080	—	—	3,080
ProShares Ultra Euro
Goldman Sachs International	5,649	—	—	5,649
UBS AG	25,078	—	—	25,078
ProShares Ultra Yen
Goldman Sachs International	12,173	—	—	12,173
UBS AG	40,546	—	—	40,546
ProShares VIX Short-Term Futures ETF
RBC Capital Markets	(1,041,667)	—	1,041,667	—
ProShares VIX Mid-Term Futures ETF
RBC Capital Markets	(522,035)	—	522,035	—
ProShares Ultra VIX Short-Term Futures ETF
RBC Capital Markets	(5,702,682)	—	5,702,682	—
ProShares Short VIX Short-Term Futures ETF
RBC Capital Markets	(14,181)	—	14,181	—

Fair Values of Derivative Instruments as of December 31, 2013
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statement of Financial Conditions	Gross Amounts Offset in the Statement of Financial Conditions	Net Amounts of Assets presented in the Statement of Financial Conditions	Gross Amounts of Recognized Liabilities presented in the Statement of Financial Conditions	Gross Amounts Offset in the Statement of Financial Conditions	Net Amounts of Liabilities presented in the Statement of Financial Conditions
ProShares UltraShort Bloomberg Commodity
Swap agreements	$—	$—	$—	$27,665	—	$27,665
ProShares UltraShort Bloomberg Crude Oil
Futures contracts*	1,503,943	—	1,503,943	—	—	—
Swap agreements	—	—	—	2,332,900	—	2,332,900
ProShares UltraShort Bloomberg Natural Gas
Futures contracts*	1,520,548	—	1,520,548	—	—	—
ProShares UltraShort Gold
Forward agreements	5,633,053	—	5,633,053	—	—	—
Futures contracts*	300	—	300	—	—	—
ProShares UltraShort Silver
Forward agreements	—	—	—	2,227,857	—	2,227,857
Futures contracts*	2,450	—	2,450	—	—	—
ProShares Short Euro
Futures contracts*	9,100	—	9,100	—	—	—
ProShares UltraShort Australian Dollar
Futures contracts*	—	—	—	86,166	—	86,166
ProShares UltraShort Euro
Foreign currency forward contracts	151,351	—	151,351	13,899,858	—	13,899,858
ProShares UltraShort Yen
Foreign currency forward contracts	31,317,568	—	31,317,568	1,930,884	—	1,930,884
ProShares Ultra Bloomberg Commodity
Swap agreements	15,078	—	15,078	—	—	—
ProShares Ultra Bloomberg Crude Oil
Futures contracts*	—	—	—	997,210	—	997,210
Swap agreements	1,957,893	—	1,957,893	—	—	—
ProShares Ultra Bloomberg Natural Gas
Futures contracts*	—	—	—	5,628,532	—	5,628,532
ProShares Ultra Gold
Forward agreements	—	—	—	6,812,974	—	6,812,974
Futures contracts*	—	—	—	300	—	300
ProShares Ultra Silver
Forward agreements	—	—	—	2,492,880	—	2,492,880
Futures contracts*	—	—	—	2,450	—	2,450
ProShares Ultra Australian Dollar
Futures contracts*	10,650	—	10,650	—	—	—
ProShares Ultra Euro
Foreign currency forward contracts	120,908	—	120,908	19,946	—	19,946
ProShares Ultra Yen
Foreign currency forward contracts	4,052	—	4,052	163,361	—	163,361
ProShares VIX Short-Term Futures ETF
Futures contracts*	3,179,017	—	3,179,017	—	—	—
ProShares VIX Mid-Term Futures ETF
Futures contracts*	100,734	—	100,734	—	—	—
ProShares Ultra VIX Short-Term Futures ETF
Futures contracts*	—	—	—	3,356,803	—	3,356,803
ProShares Short VIX Short-Term Futures ETF
Futures contracts*	603,833	—	603,833	—	—	—

*	Current day’s variation margin is reported within the Statements of Financial Condition as presented in the Form 10-K for the year ended December 31, 2013 in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments as presented in the Form 10-K for the year ended December 31, 2013.

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2013. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Account for Derivative Instruments”.

Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets / (Liabilities) presented in the Statement of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort Bloomberg Commodity
Deutsche Bank AG	$(11,710)	$11,710	$—	$—
Goldman Sachs International	(12,945)	12,945	—	—
UBS AG	(3,010)	3,010	—	—
ProShares UltraShort Bloomberg Crude Oil
Deutsche Bank AG	(570,114)	570,114	—	—
Goldman Sachs & Co.	1,503,943	—	—	1,503,943
Goldman Sachs International	(632,990)	632,990	—	—
Societe Generale S.A.	(402,586)	402,586	—	—
UBS AG	(727,210)	727,210	—	—
ProShares UltraShort Bloomberg Natural Gas Goldman Sachs & Co.	1,520,548	—	—	1,520,548
ProShares UltraShort Gold
Deutsche Bank AG	2,258,281	—	(2,258,281)	—
Goldman Sachs & Co.	300	—	—	300
Goldman Sachs International	1,411,290	(1,411,290)	—	—
Societe Generale S.A.	665,044	(665,044)	—	—
UBS AG	1,298,438	(1,298,438)	—	—
ProShares UltraShort Silver
Deutsche Bank AG	(445,752)	445,752	—	—
Goldman Sachs & Co.	2,450	—	—	2,450
Goldman Sachs International	(1,257,636)	1,257,636	—	—
Societe Generale S.A.	(7,359)	7,359	—	—
UBS AG	(517,110)	517,110	—	—
ProShares Short Euro
RBC Capital Markets	9,100	—	—	9,100
ProShares UltraShort Australian Dollar
RBC Capital Markets	(86,166)	—	86,166	—
ProShares UltraShort Euro
Goldman Sachs International	64,104	—	—	64,104
Goldman Sachs International	(6,820,802)	6,820,802		—
UBS AG	87,247	—	—	87,247
UBS AG	(7,079,056)	7,079,056	—	—
ProShares UltraShort Yen
Goldman Sachs International	15,716,318	(13,635,426)	—	2,080,892
Goldman Sachs International	(884,849)	884,849	—	—
UBS AG	15,601,250	(14,004,926)	—	1,596,324
UBS AG	(1,046,035)	1,046,035	—	—
ProShares Ultra Bloomberg Commodity
Deutsche Bank AG	6,454	—	—	6,454
Goldman Sachs International	4,974	—	—	4,974
UBS AG	3,650	—	—	3,650
ProShares Ultra Bloomberg Crude Oil
Deutsche Bank AG	622,117	—	(622,117)	—
Goldman Sachs & Co.	(997,210)	—	997,210	—
Goldman Sachs International	576,723	(576,723)	—	—
Societe Generale S.A.	275,816	(275,816)	—	—
UBS AG	483,237	(483,237)	—	—
ProShares Ultra Bloomberg Natural Gas Goldman Sachs & Co.	(5,628,532)	—	4,630,277	(998,255)
ProShares Ultra Gold
Deutsche Bank AG	(3,543,937)	3,543,937	—	—
Goldman Sachs & Co.	(300)	—	300	—
Goldman Sachs International	(1,327,335)	1,327,335	—	—
Societe Generale S.A.	(785,038)	785,038	—	—
UBS AG	(1,156,664)	1,156,664	—	—
ProShares Ultra Silver
Deutsche Bank AG	(350,663)	350,663	—	—
Goldman Sachs & Co.	(2,450)	—	2,450	—
Goldman Sachs International	(1,345,433)	1,345,433	—	—
Societe Generale S.A.	(28,581)	28,581	—	—
UBS AG	(768,203)	768,203	—	—
ProShares Ultra Australian Dollar
RBC Capital Markets	10,650	—	—	10,650
ProShares Ultra Euro
Goldman Sachs International	56,991	—	—	56,991
Goldman Sachs International	(19,770)	19,770	—	—
UBS AG	63,917	—	—	63,917
UBS AG	(176)	176	—	—
ProShares Ultra Yen
Goldman Sachs International	2,462	—	—	2,462
Goldman Sachs International	(78,309)	78,309	—	—
UBS AG	1,590	—	—	1,590
UBS AG	(85,052)	85,052	—	—
ProShares VIX Short-Term Futures ETF
RBC Capital Markets	3,179,017	—	—	3,179,017
ProShares VIX Mid-Term Futures ETF
RBC Capital Markets	100,734	—	—	100,734
ProShares Ultra VIX Short-Term Futures ETF
RBC Capital Markets	(3,356,803)	—	3,356,803	—
ProShares Short VIX Short-Term Futures ETF
RBC Capital Markets	603,833	—	—	603,833

NOTE 4 – AGREEMENTS

Management Fee

Each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV of such Fund. The Sponsor did not and will not charge its fee in the first year of operation of each Fund in an amount equal to the offering costs. The Sponsor reimbursed each Fund to the extent that its offering costs exceed the Management Fee for the first year of operations. The Management Fee is paid in consideration of the Sponsor’s services as commodity pool operator, and for managing the business and affairs of the Funds. From the Management Fee, the Sponsor pays the fees and expenses of the Administrator, Custodian, Distributor, ProFunds Distributors, Inc. (“PDI”), an affiliated broker-dealer of the Sponsor, Transfer Agent and any index licensors for the Funds , the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual Schedule K-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of a Fund, and report preparation and mailing expenses. For the three and six months ended June 30, 2014 and 2013 and until July 30, 2014, the Sponsor paid brokerage commissions on VIX futures contracts for the Matching VIX Funds. On July 31, 2014, the Sponsor began paying, and is currently paying, brokerage commissions on VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually. Each Fund incurs and pays its non-recurring and unusual fees and expenses.

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

NOTE 5 – OFFERING COSTS

Offering costs will be amortized by the Funds over a twelve month period on a straight-line basis beginning once the fund commences operations. The Sponsor did not charge its Management Fee in the first year of operations of the UltraShort Bloomberg Natural Gas Fund, Ultra Bloomberg Natural Gas Fund, Ultra Australian Dollar Fund, UltraShort Australian Dollar Fund, Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund in an amount equal to the offering costs. The Sponsor reimbursed each Fund, with the exception of each Matching VIX Fund, to the extent that its offering costs exceeded 0.95% of its average daily NAV for the first year of operations. The Sponsor reimbursed each Matching VIX Fund to the extent its offering costs exceeded 0.85% of its average daily NAV for the first year of operations.

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

Transaction fees for the three and six months ended June 30, 2014, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
UltraShort Bloomberg Commodity	$—	$—
UltraShort Bloomberg Crude Oil	60,921	145,500
UltraShort Bloomberg Natural Gas	4,211	16,904
UltraShort Gold	9,726	23,106
UltraShort Silver	8,515	35,268
Short Euro	—	—
UltraShort Australian Dollar	—	—
UltraShort Euro	—	—
UltraShort Yen	—	—
Ultra Bloomberg Commodity	249	249
Ultra Bloomberg Crude Oil	17,201	86,774
Ultra Bloomberg Natural Gas	1,876	9,516
Ultra Gold	1,989	6,998
Ultra Silver	14,593	38,063
Ultra Australian Dollar	—	—
Ultra Euro	—	—
Ultra Yen	—	—
VIX Short-Term Futures ETF	—	—
VIX Mid-Term Futures ETF	—	—
Ultra VIX Short-Term Futures ETF	148,865	282,819
Short VIX Short-Term Futures ETF	32,674	63,974

Total Trust	$300,820	$709,171

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended June 30, 2014:

For the Three Months Ended June 30, 2014 (unaudited)
Per Share Operating Performance	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar
Net asset value, at March 31, 2014	$54.7316	$28.4845	$43.9084	$88.2955	$82.7317	$35.5105	$42.3310
Net investment income (loss)	(0.1211)	(0.0623)	(0.1094)	(0.1972)	(0.1892)	(0.0817)	(0.0991)
Net realized and unrealized gain (loss)	(0.3675)	(3.7890)	(3.2407)	(4.1015)	(8.8783)	0.1843	(1.9777)
Change in net asset value from operations	(0.4886)	(3.8513)	(3.3501)	(4.2987)	(9.0675)	0.1026	(2.0768)
Net asset value, at June 30, 2014	$54.2430	$24.6332	$40.5583	$83.9968	$73.6642	$35.6131	$40.2542

Market value per share, at March 31, 2014†	$55.25	$28.54	$43.71	$89.45	$84.24	$35.58	$42.27
Market value per share, at June 30, 2014†	$52.00	$24.61	$40.43	$82.11	$72.05	$35.66	$40.29

Total Return, at net asset value^	(0.9)%	(13.5)%	(7.6)%	(4.9)%	(11.0)%	0.3%	(4.9)%
Total Return, at market value^	(5.9)%	(13.8)%	(7.5)%	(8.2)%	(14.5)%	0.2%	(4.7)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.98)%	(1.15)%	(0.95)%	(0.95)%	(0.97)%	(1.00)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(0.94)%	(1.11)%	(0.90)%	(0.90)%	(0.92)%	(0.96)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2014.
**	Percentages are annualized.

For the Three Months Ended June 30, 2014 (unaudited)
Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra Bloomberg Commodity	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver
Net asset value, at March 31, 2014	$16.9264	$67.6164	$22.1066	$34.6261	$45.1373	$47.0239	$65.2313
Net investment income (loss)	(0.0380)	(0.1463)	(0.0507)	(0.0846)	(0.1336)	(0.1043)	(0.1410)
Net realized and unrealized gain (loss)	0.1719	(2.5778)	(0.0269)	4.6490	0.0314	1.4581	5.0140
Change in net asset value from operations	0.1339	(2.7241)	(0.0776)	4.5644	(0.1022)	1.3538	4.8730
Net asset value, at June 30, 2014	$17.0603	$64.8923	$22.0290	$39.1905	$45.0351	$48.3777	$70.1043

Market value per share, at March 31, 2014†	$16.93	$67.62	$21.51	$34.56	$45.32	$46.34	$64.12
Market value per share, at June 30, 2014†	$17.05	$64.89	$22.02	$39.19	$45.02	$49.41	$71.76

Total Return, at net asset value^	0.8%	(4.0)%	(0.4)%	13.2%	(0.2)%	2.9%	7.5%
Total Return, at market value^	0.7%	(4.0)%	2.4%	13.4%	(0.7)%	6.6%	11.9%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.98)%	(1.15)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.89)%	(0.90)%	(0.93)%	(1.11)%	(0.90)%	(0.91)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2014.
**	Percentages are annualized.

For the Three Months Ended June 30, 2014 (unaudited)
Per Share Operating Performance	Ultra Australian Dollar	Ultra Euro	Ultra Yen	VIX Short- Term Futures ETF	VIX Mid-Term Futures ETF	Ultra VIX Short-Term Futures ETF	Short VIX Short-Term Futures ETF
Net asset value, at March 31, 2014	$34.4436	$26.0292	$19.3058	$28.2007	$18.4937	$60.2965	$61.8592
Net investment income (loss)	(0.0814)	(0.0578)	(0.0438)	(0.0488)	(0.0350)	(0.1784)	(0.2536)
Net realized and unrealized gain (loss)	1.5579	(0.3060)	0.7057	(9.1435)	(3.0164)	(33.5661)	26.8007
Change in net asset value from operations	1.4765	(0.3638)	0.6619	(9.1923)	(3.0514)	(33.7445)	26.5471
Net asset value, at June 30, 2014	$35.9201	$25.6654	$19.9677	$19.0084	$15.4423	$26.5520	$88.4063

Market value per share, at March 31, 2014†	$34.46	$25.98	$19.29	$28.10	$18.50	$59.91	$61.97
Market value per share, at June 30, 2014†	$35.65	$25.80	$20.07	$19.03	$15.47	$26.62	$88.27

Total Return, at net asset value^	4.3%	(1.4)%	3.4%	(32.6)%	(16.5)%	(56.0)%	42.9%
Total Return, at market value^	3.5%	(0.7)%	4.0%	(32.3)%	(16.4)%	(55.6)%	42.4%

Ratios to Average Net Assets**

Expense ratio	(0.99)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(1.73)%	(1.48)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.93)%	(0.90)%	(0.89)%	(0.81)%	(0.81)%	(1.71)%	(1.44)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2014.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended June 30, 2013:

For the Three Months Ended June 30, 2013 (unaudited)
Per Share Operating Performance	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar
Net asset value, at March 31, 2013	$55.1027	$36.4792	$71.8641	$67.8681	$54.0616	$38.6319	$36.8899
Net investment income (loss)	(0.1323)	(0.0890)	(0.2013)	(0.1885)	(0.1695)	(0.0857)	(0.1080)
Net realized and unrealized gain (loss)#	10.9199	(0.0509)	16.9096	46.4189	56.7051	(0.6198)	9.6293
Change in net asset value from operations	10.7876	(0.1399)	16.7083	46.2304	56.5356	(0.7055)	9.5213
Net asset value, at June 30, 2013	$65.8903	$36.3393	$88.5724	$114.0985	$110.5972	$37.9264	$46.4112

Market value per share, at March 31, 2013†	$51.14	$36.62	$72.24	$68.01	$55.02	$38.65	$36.41
Market value per share, at June 30, 2013†	$64.97	$36.45	$88.00	$106.50	$101.27	$38.01	$46.54

Total Return, at net asset value^	19.6%	(0.4)%	23.2%	68.1%	104.6%	(1.8)%	25.8%
Total Return, at market value^	27.0%	(0.5)%	21.8%	56.6%	84.1%	(1.7)%	27.8%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.99)%	(1.22)%	(0.95)%	(0.95)%	(0.96)%	(1.06)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.94)%	(1.16)%	(0.90)%	(0.90)%	(0.91)%	(1.03)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2013.
**	Percentages are annualized.

For the Three Months Ended June 30, 2013 (unaudited)
Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra Bloomberg Commodity	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver*
Net asset value, at March 31, 2013	$20.0135	$59.0103	$23.6100	$31.6693	$50.2520	$77.1858	$153.9142
Net investment income (loss)	(0.0435)	(0.1447)	(0.0479)	(0.0674)	(0.1359)	(0.1322)	(0.2137)
Net realized and unrealized gain (loss)	(0.6810)	5.2415	(4.3018)	(1.4405)	(14.0947)	(35.3778)	(90.7274)
Change in net asset value from operations	(0.7245)	5.0968	(4.3497)	(1.5079)	(14.2306)	(35.5100)	(90.9411)
Net asset value, at June 30, 2013	$19.2890	$64.1071	$19.2603	$30.1614	$36.0214	$41.6758	$62.9731

Market value per share, at March 31, 2013†	$20.00	$59.00	$23.92	$31.56	$49.95	$77.01	$151.00
Market value per share, at June 30, 2013†	$19.29	$64.08	$18.96	$30.11	$36.26	$44.63	$68.00

Total Return, at net asset value^	(3.6)%	8.6%	(18.4)%	(4.8)%	(28.3)%	(46.0)%	(59.1)%
Total Return, at market value^	(3.6)%	8.6%	(20.7)%	(4.6)%	(27.4)%	(42.0)%	(55.0)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.98)%	(1.19)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(0.90)%	(0.89)%	(0.94)%	(1.14)%	(0.87)%	(0.88)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2013.
**	Percentages are annualized.

For the Three Months Ended June 30, 2013 (unaudited)
Per Share Operating Performance	Ultra Australian Dollar	Ultra Euro	Ultra Yen	VIX Short- Term Futures ETF	VIX Mid-Term Futures ETF	Ultra VIX Short-Term Futures ETF*	Short VIX Short-Term Futures ETF*
Net asset value, at March 31, 2013	$42.1480	$22.8637	$23.7738	$54.1233	$26.4359	$303.0453	$46.0986
Net investment income (loss)	(0.0909)	(0.0533)	(0.0482)	(0.1069)	(0.0525)	(1.1661)	(0.1633)
Net realized and unrealized gain (loss)#	(9.2248)	0.6640	(2.5057)	1.9255	1.9041	(13.8954)	(6.8039)
Change in net asset value from operations	(9.3157)	0.6107	(2.5539)	1.8186	1.8516	(15.0615)	(6.9672)
Net asset value, at June 30, 2013	$32.8323	$23.4744	$21.2199	$55.9419	$28.2875	$287.9838	$39.1314

Market value per share, at March 31, 2013†	$42.55	$22.92	$23.69	$54.50	$26.43	$307.60	$45.54
Market value per share, at June 30, 2013†	$33.96	$23.25	$21.10	$55.91	$28.25	$286.76	$39.23

Total Return, at net asset value^	(22.1)%	2.7%	(10.7)%	3.4%	7.0%	(5.0)%	(15.1)%
Total Return, at market value^	(20.2)%	1.4%	(10.9)%	2.6%	6.9%	(6.8)%	(13.9)%

Ratios to Average Net Assets**

Expense ratio	(0.99)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(1.80)%	(1.56)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.95)%	(0.90)%	(0.90)%	(0.81)%	(0.81)%	(1.77)%	(1.52)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2013.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the six months ended June 30, 2014:

For the Six Months Ended June 30, 2014 (unaudited)
Per Share Operating Performance	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro		UltraShort Australian Dollar
Net asset value, at December 31, 2013	$63.2936	$31.7301	$69.9635	$103.5180	$89.7820	$35.5867		$46.6384
Net investment income (loss)	(0.2543)	(0.1298)	(0.2303)	(0.3952)	(0.3644)	(0.1618)		(0.2068)
Net realized and unrealized gain (loss)	(8.7963)	(6.9671)	(29.1749)	(19.1260)	(15.7534)	0.1882		(6.1774)
Change in net asset value from operations	(9.0506)	(7.0969)	(29.4052)	(19.5212)	(16.1178)	0.0264		(6.3842)
Net asset value, at June 30, 2014	$54.2430	$24.6332	$40.5583	$83.9968	$73.6642	$35.6131		$40.2542
Market value per share, at December 31, 2013†	$58.41	$31.58	$69.36	$103.53	$90.19	$35.66		$46.66
Market value per share, at June 30, 2014†	$52.00	$24.61	$40.43	$82.11	$72.05	$35.66		$40.29

Total Return, at net asset value^	(14.3)%	(22.4)%	(42.0)%	(18.9)%	(18.0)%	0.1%		(13.7)%
Total Return, at market value^	(11.0)%	(22.1)%	(41.7)%	(20.7)%	(20.1)%	0.0	% ***	(13.7)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.98)%	(1.16)%	(0.95)%	(0.95)%	(0.96)%		(1.01)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%		(0.95)%
Net investment income (loss)	(0.91)%	(0.93)%	(1.12)%	(0.90)%	(0.89)%	(0.91)%		(0.95)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2014.
**	Percentages are annualized.
***	Amount represents less than 0.01%.

For the Six Months Ended June 30, 2014 (unaudited)
Per Share Operating Performance	UltraShort Euro		UltraShort Yen	Ultra Bloomberg Commodity	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2013	$17.0613		$70.8640	$19.4317	$32.0899	$38.8383	$41.2553	$63.3305
Net investment income (loss)	(0.0753)		(0.2923)	(0.0971)	(0.1524)	(0.2458)	(0.2104)	(0.2944)
Net realized and unrealized gain (loss)	0.0743		(5.6794)	2.6944	7.2530	6.4426	7.3328	7.0682
Change in net asset value from operations	(0.0010)		(5.9717)	2.5973	7.1006	6.1968	7.1224	6.7738
Net asset value, at June 30, 2014	$17.0603		$64.8923	$22.0290	$39.1905	$45.0351	$48.3777	$70.1043
Market value per share, at December 31, 2013†	$17.06		$70.91	$19.13	$32.22	$39.28	$41.26	$63.04
Market value per share, at June 30, 2014†	$17.05		$64.89	$22.02	$39.19	$45.02	$49.41	$71.76

Total Return, at net asset value^	(0.0	)% ***	(8.4)%	13.4%	22.1%	16.0%	17.3%	10.7%
Total Return, at market value^	(0.1)%		(8.5)%	15.1%	21.6%	14.6%	19.8%	13.8%

Ratios to Average Net Assets**

Expense ratio	(0.95)%		(0.95)%	(0.95)%	(0.98)%	(1.12)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%		(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%		(0.88)%	(0.91)%	(0.92)%	(1.07)%	(0.90)%	(0.90)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2014.
**	Percentages are annualized.
***	Amount represents less than (0.01)%.

For the Six Months Ended June 30, 2014 (unaudited)
Per Share Operating Performance	Ultra Australian Dollar	Ultra Euro	Ultra Yen	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF	Ultra VIX Short-Term Futures ETF	Short VIX Short-Term Futures ETF
Net asset value, at December 31, 2013	$31.6801	$26.0346	$18.6318	$28.5387	$19.2959	$67.0841	$67.4993
Net investment income (loss)	(0.1547)	(0.1144)	(0.0866)	(0.1078)	(0.0733)	(0.4282)	(0.4717)
Net realized and unrealized gain (loss)	4.3947	(0.2548)	1.4225	(9.4225)	(3.7803)	(40.1039)	21.3787
Change in net asset value from operations	4.2400	(0.3692)	1.3359	(9.5303)	(3.8536)	(40.5321)	20.9070
Net asset value, at June 30, 2014	$35.9201	$25.6654	$19.9677	$19.0084	$15.4423	$26.5520	$88.4063
Market value per share, at December 31, 2013†	$31.61	$25.98	$18.61	$28.53	$19.29	$67.12	$67.47
Market value per share, at June 30, 2014†	$35.65	$25.80	$20.07	$19.03	$15.47	$26.62	$88.27

Total Return, at net asset value^	13.4%	(1.4)%	7.2%	(33.4)%	(20.0)%	(60.4)%	31.0%
Total Return, at market value^	12.8%	(0.7)%	7.8%	(33.3)%	(19.8)%	(60.3)%	30.8%

Ratios to Average Net Assets**

Expense ratio	(1.00)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(1.76)%	(1.49)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.93)%	(0.89)%	(0.89)%	(0.80)%	(0.81)%	(1.73)%	(1.45)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2014.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the six months ended June 30, 2013:

For the Six Months Ended June 30, 2013 (unaudited)
Per Share Operating Performance	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar
Net asset value, at December 31, 2012	$54.1021	$40.3079	$102.1402	$63.8688	$51.3951	$37.6285	$37.8081
Net investment income (loss)	(0.2467)	(0.1744)	(0.4363)	(0.3363)	(0.2677)	(0.1698)	(0.2042)
Net realized and unrealized gain (loss)#	12.0349	(3.7942)	(13.1315)	50.5660	59.4698	0.4677	8.8073
Change in net asset value from operations	11.7882	(3.9686)	(13.5678)	50.2297	59.2021	0.2979	8.6031
Net asset value, at June 30, 2013	$65.8903	$36.3393	$88.5724	$114.0985	$110.5972	$37.9264	$46.4112
Market value per share, at December 31, 2012†	$51.64	$40.44	$101.64	$62.60	$50.07	$37.64	$37.74
Market value per share, at June 30, 2013†	$64.97	$36.45	$88.00	$106.50	$101.27	$38.01	$46.54

Total Return, at net asset value^	21.8%	(9.8)%	(13.3)%	78.6%	115.2%	0.8%	22.8%
Total Return, at market value^	25.8%	(9.9)%	(13.4)%	70.1%	102.3%	1.0%	23.3%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.98)%	(1.21)%	(0.95)%	(0.95)%	(0.96)%	(1.05)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.88)%	(0.92)%	(1.15)%	(0.89)%	(0.88)%	(0.91)%	(1.01)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2013.
**	Percentages are annualized.

For the Six Months Ended June 30, 2013 (unaudited)
Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra Bloomberg Commodity	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver*
Net asset value, at December 31, 2012	$19.0172	$50.7577	$24.3875	$29.3941	$39.0490	$83.7634	$171.8906
Net investment income (loss)	(0.0846)	(0.2699)	(0.1017)	(0.1348)	(0.2278)	(0.3089)	(0.5601)
Net realized and unrealized gain (loss)#	0.3564	13.6193	(5.0255)	0.9021	(2.7998)	(41.7787)	(108.3574)
Change in net asset value from operations	0.2718	13.3494	(5.1272)	0.7673	(3.0276)	(42.0876)	(108.9175)
Net asset value, at June 30, 2013	$19.2890	$64.1071	$19.2603	$30.1614	$36.0214	$41.6758	$62.9731
Market value per share, at December 31, 2012†	$19.01	$50.77	$23.93	$29.32	$39.24	$85.34	$176.40
Market value per share, at June 30, 2013†	$19.29	$64.08	$18.96	$30.11	$36.26	$44.63	$68.00

Total Return, at net asset value^	1.4%	26.3%	(21.0)%	2.6%	(7.8)%	(50.2)%	(63.4)%
Total Return, at market value^	1.5%	26.2%	(20.8)%	2.7%	(7.6)%	(47.7)%	(61.5)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.97)%	(1.15)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.89)%	(0.89)%	(0.91)%	(1.09)%	(0.88)%	(0.87)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2013.
**	Percentages are annualized.

For the Six Months Ended June 30, 2013 (unaudited)
Per Share Operating Performance	Ultra Australian Dollar	Ultra Euro	Ultra Yen	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF	Ultra VIX Short-Term Futures ETF*	Short VIX Short-Term Futures ETF*
Net asset value, at December 31, 2012	$41.4986	$24.3499	$28.1840	$83.9374	$34.7003	$805.2711	$33.0649
Net investment income (loss)	(0.1859)	(0.1070)	(0.1026)	(0.2241)	(0.1061)	(2.7768)	(0.3152)
Net realized and unrealized gain (loss)	(8.4804)	(0.7685)	(6.8615)	(27.7714)	(6.3067)	(514.5105)	6.3817
Change in net asset value from operations	(8.6663)	(0.8755)	(6.9641)	(27.9955)	(6.4128)	(517.2873)	6.0665
Net asset value, at June 30, 2013	$32.8323	$23.4744	$21.2199	$55.9419	$28.2875	$287.9838	$39.1314
Market value per share, at December 31, 2012†	$41.45	$24.32	$28.28	$85.05	$34.22	$836.00	$32.73
Market value per share, at June 30, 2013†	$33.96	$23.25	$21.10	$55.91	$28.25	$286.76	$39.23

Total Return, at net asset value^	(20.9)%	(3.6)%	(24.7)%	(33.4)%	(18.5)%	(64.2)%	18.3%
Total Return, at market value^	(18.1)%	(4.4)%	(25.4)%	(34.3)%	(17.4)%	(65.7)%	19.9%

Ratios to Average Net Assets**

Expense ratio	(0.99)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(1.86)%	(1.55)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.94)%	(0.90)%	(0.89)%	(0.80)%	(0.80)%	(1.83)%	(1.50)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended June 30, 2013.
**	Percentages are annualized.

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

While the Funds expect to meet their investment objectives, several factors may affect their ability to do so. Among these factors are: (1) the Sponsor’s ability to purchase and sell Financial Instruments in a manner that correlates to a Fund’s objective; (2) an imperfect correlation between the performance of Financial Instruments held by a Fund and the performance of the applicable benchmarks; (3) bid-ask spreads on such Financial Instruments; (4) fees, expenses, transaction costs, financing costs associated with the use of Financial Instruments and commission costs; (5) holding instruments traded in a market that has become illiquid or disrupted; (6) a Fund’s Share prices being rounded to the nearest cent and/or valuation methodology; (7) changes to a benchmark index that are not disseminated in advance; (8) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (9) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; (10) accounting standards; and (11) differences caused by a Fund obtaining exposure to only a representative sample of the components of a benchmark, overweighting or underweighting certain components of a benchmark or obtaining exposure to assets that are not included in a benchmark.

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

“Contango” and “Backwardation” Risk

In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in August 2014 may specify an October 2014 expiration. For an Ultra Fund and a Matching VIX Fund, as that contract nears expiration, it may be replaced by selling the October 2014 contract and purchasing the contract expiring in December 2014. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the October 2014 contract would take place at a price that is higher than the price at which the December 2014 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund or a Matching VIX Fund that invests in such futures, and positively affect a Short Fund or an UltraShort Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds and UltraShort Funds, and positively affect the Ultra Funds and Matching VIX Funds.

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

Effective as of July 1, 2014, the official name for the Dow-Jones Commodity Index and its sub-indexes (Dow-Jones Commodity SubindexSM, Dow Jones-UBS WTI Crude Oil SubindexSM, and Dow-Jones Natural Gas SubindexSM) changed to the Bloomberg Commodity Index, Bloomberg Commodity SubindexSM, Bloomberg WTI Crude Oil SubindexSM, and Bloomberg Natural Gas SubindexSM, respectively. The changes are being made to reflect the transfer of several Dow Jones-UBS indexes to Bloomberg L.P. The methodology for the underlying index of each Commodity Index Fund will remain the same in all material respects. As a result, the fund name, underlying index name and ticker symbol will change for each of the Commodity Index Funds and are reflected in the financial statements and footnotes. The new name, underlying index name and ticker symbol for each of the Commodity Index Funds are as follows:

Prior Fund Name	New Fund Name	Prior Underlying Index Name and Ticker Symbol	New Underlying Index Name and Ticker Symbol
ProShares UltraShort DJ-UBS Commodity	ProShares UltraShort Bloomberg Commodity	Dow Jones–UBS Commodity IndexSM – DJUBSTR	Bloomberg Commodity IndexSM – BCOMTR
ProShares Ultra DJ-UBS Commodity	ProShares Ultra Bloomberg Commodity	Dow Jones–UBS Commodity IndexSM – DJUBSTR	Bloomberg Commodity IndexSM – BCOMTR
ProShares UltraShort DJ-UBS Crude Oil	ProShares UltraShort Bloomberg Crude Oil	Dow Jones–UBS WTI Crude Oil SubindexSM – DJUBCLTR	Bloomberg WTI Crude Oil SubindexSM –BCOMCLTR
ProShares Ultra DJ-UBS Crude Oil	ProShares Ultra Bloomberg Crude Oil	Dow Jones–UBS WTI Crude Oil SubindexSM – DJUBCLTR	Bloomberg WTI Crude Oil SubindexSM –BCOMCLTR
ProShares UltraShort DJ-UBS Natural Gas	ProShares UltraShort Bloomberg Natural Gas	Dow Jones–UBS Natural Gas SubindexSM – DJUBNGTR	Bloomberg Natural Gas SubindexSM – BCOMNGTR
ProShares Ultra DJ-UBS Natural Gas	ProShares Ultra Bloomberg Natural Gas	Dow Jones–UBS Natural Gas SubindexSM – DJUBNGTR	Bloomberg Natural Gas SubindexSM – BCOMNGTR

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of June 30, 2014, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares UltraShort Bloomberg Commodity (formerly ProShares UltraShort DJ-UBS Commodity), ProShares UltraShort Bloomberg Crude Oil (formerly ProShares UltraShort DJ-UBS Crude Oil), ProShares UltraShort Bloomberg Natural Gas (formerly ProShares UltraShort DJ-UBS Natural Gas), ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity (formerly ProShares Ultra DJ-UBS Commodity), ProShares Ultra Bloomberg Crude Oil (formerly ProShares Ultra DJ-UBS Crude Oil), ProShares Ultra Bloomberg Natural Gas (formerly ProShares Ultra DJ-UBS Natural Gas), ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q.

The Trust registered shares for thirty-two additional series: (i) ProShares Short Bloomberg Natural Gas (formerly ProShares Short DJ-UBS Natural Gas) and ProShares Short Gold (collectively, the “Short Funds”); (ii) ProShares UltraShort VIX Short-Term Futures ETF, ProShares Ultra VIX Mid-Term Futures ETF, ProShares Short VIX Mid-Term Futures ETF and ProShares UltraShort VIX Mid-Term Futures ETF (collectively, the “New Geared VIX Funds”); (iii) ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy (each, a “Managed Futures Fund” and collectively, the “Managed Futures Funds”); (iv) ProShares Financial Managed Futures Strategy; (v) ProShares UltraPro Australian Dollar, ProShares Short Australian Dollar, ProShares UltraPro Short Australian Dollar, ProShares UltraPro Canadian Dollar, ProShares Ultra Canadian Dollar, ProShares Short Canadian Dollar, ProShares UltraShort Canadian Dollar, ProShares UltraPro Short Canadian Dollar, ProShares UltraPro Euro, ProShares UltraPro Short Euro, ProShares UltraPro Swiss Franc, ProShares Ultra Swiss Franc, ProShares Short Swiss Franc, ProShares UltraShort Swiss Franc, ProShares UltraPro Short Swiss Franc, ProShares UltraPro Yen, ProShares Short Yen and ProShares UltraPro Short Yen; and (vi) ProShares UltraPro U.S. Dollar, ProShares Ultra U.S. Dollar, ProShares Short U.S. Dollar, ProShares UltraShort U.S. Dollar and ProShares UltraPro Short U.S. Dollar (collectively, the “Currency Index Funds”). The thirty-two additional series were never publicly offered and their registration has subsequently been terminated. Thus, as of June 30, 2014, the only Funds that have registered amounts are the twenty-one series of the Trust that have commenced investment operations.

The Trust had no operations prior to November 24, 2008, other than matters relating to its organization, the registration of each series under the Securities Act of 1933, as amended, and the sale and issuance to ProShare Capital Management LLC (the “Sponsor”) of fourteen Shares at an aggregate purchase price of $350 in each of the following Funds: ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Euro and ProShares Ultra Yen.

Eight of the Funds, ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Euro and ProShares Ultra Yen commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares Ultra Silver, commenced trading on the NYSE Arca on December 3, 2008. Two of the Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas, commenced trading on the NYSE Arca on October 4, 2011. One of the Funds, ProShares Short Euro, commenced trading on the NYSE Arca on June 26, 2012. Two of the Funds, ProShares UltraShort Australian Dollar and ProShares Ultra Australian Dollar, commenced trading on the NYSE Arca on July 17, 2012.

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

Effective as of July 1, 2014, the official name for the Dow-Jones Commodity Index and its sub-indexes (Dow-Jones Commodity SubindexSM, Dow Jones-UBS WTI Crude Oil SubindexSM, and Dow-Jones Natural Gas SubindexSM) changed to the Bloomberg Commodity Index, Bloomberg Commodity SubindexSM, Bloomberg WTI Crude Oil SubindexSM, and Bloomberg Natural Gas SubindexSM, respectively. The changes are being made to reflect the transfer of several Dow Jones-UBS indexes to Bloomberg L.P. The methodology for the underlying index of each Commodity Index Fund will remain the same in all material respects. As a result, the fund name, underlying index name and ticker symbol will change for each of the Commodity Index Funds and are reflected in this Quarterly Report on Form 10-Q. The new name, underlying index name and ticker symbol for each of the Commodity Index Funds are as follows:

Prior Fund Name	New Fund Name	Prior Underlying Index Name and Ticker Symbol	New Underlying Index Name and Ticker Symbol
ProShares UltraShort DJ-UBS Commodity	ProShares UltraShort Bloomberg Commodity	Dow Jones–UBS Commodity IndexSM – DJUBSTR	Bloomberg Commodity IndexSM – BCOMTR
ProShares Ultra DJ-UBS Commodity	ProShares Ultra Bloomberg Commodity	Dow Jones–UBS Commodity IndexSM – DJUBSTR	Bloomberg Commodity IndexSM – BCOMTR
ProShares UltraShort DJ-UBS Crude Oil	ProShares UltraShort Bloomberg Crude Oil	Dow Jones–UBS WTI Crude Oil SubindexSM – DJUBCLTR	Bloomberg WTI Crude Oil SubindexSM –BCOMCLTR
ProShares Ultra DJ-UBS Crude Oil	ProShares Ultra Bloomberg Crude Oil	Dow Jones–UBS WTI Crude Oil SubindexSM – DJUBCLTR	Bloomberg WTI Crude Oil SubindexSM –BCOMCLTR
ProShares UltraShort DJ-UBS Natural Gas	ProShares UltraShort Bloomberg Natural Gas	Dow Jones–UBS Natural Gas SubindexSM – DJUBNGTR	Bloomberg Natural Gas SubindexSM – BCOMNGTR
ProShares Ultra DJ-UBS Natural Gas	ProShares Ultra Bloomberg Natural Gas	Dow Jones–UBS Natural Gas SubindexSM – DJUBNGTR	Bloomberg Natural Gas SubindexSM – BCOMNGTR

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

Each of the Funds generally invests in Financial Instruments (i.e., instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to its applicable commodity futures index, commodity, currency exchange rate or equity volatility index. Financial Instruments also are used to produce economically “inverse,” “inverse leveraged” or “leveraged” investment results for the Geared Funds.

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

ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil and ProShares Ultra Bloomberg Natural Gas each have a benchmark that is an index designed to track the performance of commodity futures contracts, as applicable. The daily performance of these indexes and the corresponding Funds will likely be very different from the daily performance of the price of the related physical commodities.

Until August 14, 2014, the price of silver for each of ProShares Ultra Silver and ProShares UltraShort Silver is the U.S. dollar price of silver bullion as measured by the London fixing price per troy ounce of unallocated silver bullion for delivery in London through a member of the London Bullion Market Association (“LBMA”) authorized to effect such delivery. In May 2014, the company that runs the London silver fixing announced that, as of August 14, 2014, they will stop running the process. The LBMA has selected the CME Group and Thomson Reuters to calculate the price, which will be renamed the London Silver Price, based on an electronic, auction-based methodology effective August 15, 2014.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the net assets of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and six months ended June 30, 2014 and 2013, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended June 30, 2014	Interest Income Three Months Ended June 30, 2013	Interest Income Six Months Ended June 30, 2014	Interest Income Six Months Ended June 30, 2013
ProShares UltraShort Bloomberg Commodity	$344	$510	$652	$1,235
ProShares UltraShort Bloomberg Crude Oil	39,315	23,201	76,288	48,510
ProShares UltraShort Bloomberg Natural Gas	6,257	3,549	12,940	5,950
ProShares UltraShort Gold	12,750	19,551	27,945	35,308
ProShares UltraShort Silver	7,838	16,691	20,795	39,046
ProShares Short Euro	1,359	511	2,405	1,025
ProShares UltraShort Australian Dollar	2,127	1,111	5,991	1,609
ProShares UltraShort Euro	59,294	52,873	128,651	140,103
ProShares UltraShort Yen	56,785	61,098	135,009	130,590
ProShares Ultra Bloomberg Commodity	387	664	719	1,414
ProShares Ultra Bloomberg Crude Oil	11,287	38,629	32,988	101,903
ProShares Ultra Bloomberg Natural Gas	1,811	4,949	8,084	16,626
ProShares Ultra Gold	17,629	41,790	31,457	100,868
ProShares Ultra Silver	51,355	102,633	113,957	261,893
ProShares Ultra Australian Dollar	528	424	1,086	1,070
ProShares Ultra Euro	327	421	705	1,097
ProShares Ultra Yen	386	417	821	1,243
ProShares VIX Short-Term Futures ETF	10,546	19,211	34,214	43,539
ProShares VIX Mid-Term Futures ETF	4,925	6,431	10,253	13,751
ProShares Ultra VIX Short-Term Futures ETF	20,656	18,527	41,932	36,066
ProShares Short VIX Short-Term Futures ETF	20,024	7,368	44,229	16,633

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

The Sponsor attempts to minimize certain of these market and credit risks by normally:

•	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;

•	limiting the outstanding amounts due from counterparties to the Funds;

•	not posting margin directly with a counterparty;

•	requiring that the counterparty posts collateral in amounts approximately equal to that owed to the Funds, as marked to market daily, subject to certain minimum thresholds;

•	limiting the amount of margin or premium posted at a futures commission merchant (“FCM”); and

•	ensuring that deliverable contracts are not held to such a date when delivery of the underlying asset could be called for.

Off-Balance Sheet Arrangements and Contractual Obligations

As of August 5, 2014, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund and the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s and VIX Funds’ final creation/redemption NAV for the three and six months ended June 30, 2014.

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

Each Fund pays its respective brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis. For the three and six months ended June 30, 2014 and until July 30, 2014, the Sponsor paid brokerage commissions on VIX futures contracts for the Matching VIX Funds. On July 31, 2014, the Sponsor began paying, and is currently paying, brokerage commissions on VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

ProShares UltraShort Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$3,283,730	$3,305,997
NAV end of period	$3,254,416	$3,953,221
Percentage change in NAV	(0.9)%	19.6%
Shares outstanding beginning of period	59,997	59,997
Shares outstanding end of period	59,997	59,997
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$54.73	$55.10
Per share NAV end of period	$54.24	$65.89
Percentage change in per share NAV	(0.9)%	19.6%
Percentage change in benchmark	0.1%	(9.5)%
Benchmark annualized volatility	7.1%	13.0%

During the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index (formerly Dow Jones-UBS Commodity Index). There was no net change in the Fund’s outstanding Shares from March 31, 2014 to June 30, 2014. By comparison, during the three months ended June 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from March 31, 2013 to June 30, 2013.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.9% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV increase of 19.6% for the three months ended June 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 11, 2014 at $55.82 per Share and reached its low for the period on April 29, 2014 at $51.38 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 30, 2013 at $65.89 per Share and reached its low for the period on April 1, 2013 at $55.79 per Share.

The benchmark’s rise of 0.1% for the three months ended June 30, 2014, as compared to the benchmark’s decline of 9.5% for the three months ended June 30, 2013, can be attributed to appreciation of the underlying components of the index during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(7,267)	$(7,940)
Management fee	7,611	8,450
Net realized gain (loss)	130,061	150,169
Change in net unrealized appreciation/depreciation	(152,108)	504,995
Net income (loss)	$(29,314)	$647,224

The Fund’s net income decreased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to an increase in the Fund’s benchmark index during the three months ended June 30, 2014.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$318,170,803	$141,172,634
NAV end of period	$362,599,585	$251,466,116
Percentage change in NAV	14.0%	78.1%
Shares outstanding beginning of period	11,169,944	3,869,944
Shares outstanding end of period	14,719,944	6,919,944
Percentage change in shares outstanding	31.8%	78.8%
Shares created	6,900,000	7,100,000
Shares redeemed	3,350,000	4,050,000
Per share NAV beginning of period	$28.48	$36.48
Per share NAV end of period	$24.63	$36.34
Percentage change in per share NAV	(13.5)%	(0.4)%
Percentage change in benchmark	6.7%	(1.7)%
Benchmark annualized volatility	12.3%	21.8%

During the three months ended June 30, 2014, the increase in the Fund’s NAV resulted from an increase from 11,169,944 outstanding Shares at March 31, 2014 to 14,719,944 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM (formerly Dow Jones-UBS WTI Crude Oil SubindexSM). By comparison, during the three months ended June 30, 2013, the increase in the Fund’s NAV resulted from an increase from 3,869,944 outstanding Shares at March 31, 2013 to 6,919,944 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.5% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 0.4% for the three months ended June 30, 2013, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 2, 2014 at $29.58 per Share and reached its low for the period on June 20, 2014 at $24.07 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 17, 2013 at $45.45 per Share and reached its low for the period on June 18, 2013 at $34.89 per Share.

The benchmark’s rise of 6.7% for the three months ended June 30, 2014, as compared to the benchmark’s decline of 1.7% for the three months ended June 30, 2013, can be attributed to an increase in the price of WTI Crude Oil during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(829,357)	$(438,268)
Management fee	841,703	442,975
Brokerage commissions	26,969	18,494
Net realized gain (loss)	(31,561,980)	1,034,624
Change in net unrealized appreciation/depreciation	(14,323,306)	9,876,289
Net income (loss)	$(46,714,643)	$10,472,645

The Fund’s net income decreased for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily due to an increase in the Fund’s benchmark index during the three months ended June 30, 2014.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$73,544,544	$25,153,019
NAV end of period	$49,682,009	$19,924,537
Percentage change in NAV	(32.4)%	(20.8)%
Shares outstanding beginning of period	1,674,952	350,008
Shares outstanding end of period	1,224,952	224,952
Percentage change in shares outstanding	(26.9)%	(35.7)%
Shares created	300,000	100,000
Shares redeemed	750,000	225,056
Per share NAV beginning of period	$43.91	$71.86
Per share NAV end of period	$40.56	$88.57
Percentage change in per share NAV	(7.6)%	23.2%
Percentage change in benchmark	1.0%	(13.9)%
Benchmark annualized volatility	27.8%	34.3%

During the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,674,952 outstanding Shares at March 31, 2014 to 1,224,952 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM (formerly Dow Jones-UBS Natural Gas SubindexSM). By comparison, during the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 350,008 outstanding Shares at March 31, 2013 to 224,952 outstanding Shares at June 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 7.6% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV increase of 23.2% for the three months ended June 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 1, 2014 at $45.81 per Share and reached its low for the period on June 12, 2014 at $35.78 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 30, 2013 at $88.57 per Share and reached its low for the period on April 19, 2013 at $59.27 per Share.

The benchmark’s rise of 1.0% for the three months ended June 30, 2014, as compared to the benchmark’s decline of 13.9% for the three months ended June 30, 2013, can be attributed to an increase in the price of Henry Hub Natural Gas during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(172,282)	$(74,590)
Management fee	147,249	61,051
Brokerage commissions	31,290	17,088
Net realized gain (loss)	(1,968,124)	(833,614)
Change in net unrealized appreciation/depreciation	(2,014,256)	5,825,460
Net income (loss)	$(4,154,662)	$4,917,256

The Fund’s net income decreased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to an increase in the price of Henry Hub Natural Gas during the three months ended June 30, 2014.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$114,517,274	$104,990,435
NAV end of period	$83,742,981	$170,802,997
Percentage change in NAV	(26.9)%	62.7%
Shares outstanding beginning of period	1,296,978	1,546,978
Shares outstanding end of period	996,978	1,496,978
Percentage change in shares outstanding	(23.1)%	(3.2)%
Shares created	100,000	950,000
Shares redeemed	400,000	1,000,000
Per share NAV beginning of period	$88.30	$67.87
Per share NAV end of period	$84.00	$114.10
Percentage change in per share NAV	(4.9)%	68.1%
Percentage change in benchmark	1.8%	(25.4)%
Benchmark annualized volatility	11.5%	30.0%

During the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,296,978 outstanding Shares at March 31, 2014 to 996,978 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. By comparison, during the three months ended June 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 1,546,978 outstanding Shares at March 31, 2013 to 1,496,978 outstanding Shares at June 30, 2013.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.9% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV increase of 68.1% for the three months ended June 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 3, 2014 at $94.39 per Share and reached its low for the period on June 24, 2014 at $83.58 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 30, 2013 at $114.10 per Share and reached its low for the period on April 2, 2013 at $69.11 per Share.

The benchmark’s rise of 1.8% for the three months ended June 30, 2014, as compared to the benchmark’s decline of 25.4% for the three months ended June 30, 2013, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(218,689)	$(349,253)
Management fee	231,431	368,796
Brokerage commissions	8	8
Net realized gain (loss)	13,876,111	20,859,654
Change in net unrealized appreciation/depreciation	(19,138,156)	55,071,795
Net income (loss)	$(5,480,734)	$75,582,196

The Fund’s net income decreased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to an increase in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2014.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$71,024,281	$105,879,128
NAV end of period	$52,190,256	$83,886,747
Percentage change in NAV	(26.5)%	(20.8)%
Shares outstanding beginning of period	858,489	1,958,489
Shares outstanding end of period	708,489	758,489
Percentage change in shares outstanding	(17.5)%	(61.3)%
Shares created	150,000	900,000
Shares redeemed	300,000	2,100,000
Per share NAV beginning of period	$82.73	$54.06
Per share NAV end of period	$73.66	$110.60
Percentage change in per share NAV	(11.0)%	104.6%
Percentage change in benchmark	4.5%	(34.2)%
Benchmark annualized volatility	19.0%	42.0%

During the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 858,489 outstanding Shares at March 31, 2014 to 708,489 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London. By comparison, during the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 1,958,489 outstanding Shares at March 31, 2013 to 758,489 outstanding Shares at June 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 11.0% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV increase of 104.6% for the three months ended June 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 4, 2014 at $91.95 per Share and reached its low for the period on June 24, 2014 at $72.03 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 27, 2013 at $113.67 per Share and reached its low for the period on April 2, 2013 at $56.63 per Share.

The benchmark’s rise of 4.5% for the three months ended June 30, 2014, as compared to the benchmark’s decline of 34.2% for the three months ended June 30, 2013, can be attributed to an increase in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(133,126)	$(273,413)
Management fee	140,948	290,088
Brokerage commissions	16	16
Net realized gain (loss)	12,455,585	51,617,283
Change in net unrealized appreciation/depreciation	(18,329,419)	40,881,903
Net income (loss)	$(6,006,960)	$92,225,773

The Fund’s net income decreased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to an increase in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2014.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$7,102,270	$3,863,386
NAV end of period	$14,245,423	$3,792,834
Percentage change in NAV	100.6%	(1.8)%
Shares outstanding beginning of period	200,005	100,005
Shares outstanding end of period	400,005	100,005
Percentage change in shares outstanding	100.0%	0.0%
Shares created	200,000	—
Shares redeemed	—	—
Per share NAV beginning of period	$35.51	$38.63
Per share NAV end of period	$35.61	$37.93
Percentage change in per share NAV	0.3%	(1.8)%
Percentage change in benchmark	(0.6)%	1.5%
Benchmark annualized volatility	3.9%	7.6%

During the three months ended June 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 200,005 outstanding Shares at March 31, 2014 to 400,005 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2013 to June 30, 2013.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.3% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 1.8% for the three months ended June 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 11, 2014 at $36.07 per Share and reached its low for the period on May 6, 2014 at $35.07 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 2, 2013 at $38.63 per Share and reached its low for the period on June 18, 2013 at $36.88 per Share.

The benchmark’s decline of 0.6% for the three months ended June 30, 2014, as compared to the benchmark’s rise of 1.5% for the three months ended June 30, 2013, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(27,255)	$(8,572)
Management fee	28,155	493
Brokerage commissions	459	114
Offering costs	—	35,401
Limitation by Sponsor	—	(26,925)
Net realized gain (loss)	225,122	(67,933)
Change in net unrealized appreciation/depreciation	(159,193)	5,953
Net income (loss)	$38,674	$(70,552)

The Fund’s net income increased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended June 30, 2014.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$21,165,734	$3,689,176
NAV end of period	$20,127,301	$23,205,856
Percentage change in NAV	(4.9)%	529.0%
Shares outstanding beginning of period	500,005	100,005
Shares outstanding end of period	500,005	500,005
Percentage change in shares outstanding	0.0%	400.0%
Shares created	—	400,000
Shares redeemed	—	—
Per share NAV beginning of period	$42.33	$36.89
Per share NAV end of period	$40.25	$46.41
Percentage change in per share NAV	(4.9)%	25.8%
Percentage change in benchmark	1.7%	(12.2)%
Benchmark annualized volatility	6.0%	11.8%

During the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2014 to June 30, 2014. By comparison, during the three months ended June 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 100,005 outstanding Shares at March 31, 2013 to 500,005 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.9% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV increase of 25.8% for the three months ended June 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 3, 2014 at $42.71 per Share and reached its low for the period on June 30, 2014 at $40.25 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 28, 2013 at $46.58 per Share and reached its low for the period on April 11, 2013 at $35.89 per Share.

The benchmark’s rise of 1.7% for the three months ended June 30, 2014, as compared to the benchmark’s decline of 12.2% for the three months ended June 30, 2013, can be attributed to an increase in the value of the Australian dollar versus the U.S. dollar during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(49,562)	$(30,369)
Management fee	49,105	—
Brokerage commissions	2,584	3,381
Offering costs	—	34,834
Limitation by Sponsor	—	(6,735)
Net realized gain (loss)	(1,846,846)	1,793,093
Change in net unrealized appreciation/depreciation	857,975	1,508,144
Net income (loss)	$(1,038,433)	$3,270,868

The Fund’s net income decreased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to an increase in the value of the Australian dollar versus the U.S. dollar during the three months ended June 30, 2014.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$410,466,058	$516,348,251
NAV end of period	$440,156,895	$509,228,804
Percentage change in NAV	7.2%	(1.4)%
Shares outstanding beginning of period	24,250,014	25,800,014
Shares outstanding end of period	25,800,014	26,400,014
Percentage change in shares outstanding	6.4%	2.3%
Shares created	2,050,000	2,750,000
Shares redeemed	500,000	2,150,000
Per share NAV beginning of period	$16.93	$20.01
Per share NAV end of period	$17.06	$19.29
Percentage change in per share NAV	0.8%	(3.6)%
Percentage change in benchmark	(0.6)%	1.5%
Benchmark annualized volatility	3.9%	7.6%

During the three months ended June 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 24,250,014 outstanding Shares at March 31, 2014 to 25,800,014 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. The decrease in the Fund’s NAV was offset by an increase from 25,800,014 outstanding shares at March 31, 2013 to 26,400,014 outstanding shares at June 30, 2013.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.8% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 3.6% for the three months ended June 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 11, 2014 at $17.49 per Share and reached its low for the period on May 6, 2014 at $16.52 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 2, 2013 at $20.02 per Share and reached its low for the period on June 18, 2013 at $18.23 per Share.

The benchmark’s decline of 0.6% for the three months ended June 30, 2014, as compared to the benchmark’s rise of 1.5% for the three months ended June 30, 2013, can be attributed to a decline in the value of the euro versus the U.S. dollar during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(948,368)	$(1,151,118)
Management fee	1,007,662	1,203,991
Net realized gain (loss)	5,887,503	(8,142,238)
Change in net unrealized appreciation/depreciation	(1,867,338)	(8,941,580)
Net income (loss)	$3,071,797	$(18,234,936)

The Fund’s net income increased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to a decline in the value of the euro versus the U.S. dollar for the three months ended June 30, 2014.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$405,650,586	$472,040,826
NAV end of period	$353,617,215	$525,633,184
Percentage change in NAV	(12.8)%	11.4%
Shares outstanding beginning of period	5,999,294	7,999,294
Shares outstanding end of period	5,449,294	8,199,294
Percentage change in shares outstanding	(9.2)%	2.5%
Shares created	300,000	3,100,000
Shares redeemed	850,000	2,900,000
Per share NAV beginning of period	$67.62	$59.01
Per share NAV end of period	$64.89	$64.11
Percentage change in per share NAV	(4.0)%	8.6%
Percentage change in benchmark	1.9%	(5.1)%
Benchmark annualized volatility	4.9%	15.9%

During the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,999,294 outstanding Shares at March 31, 2014 to 5,449,294 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended June 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 7,999,294 outstanding Shares at March 31, 2013 to 8,199,294 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.0% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV increase of 8.6% for the three months ended June 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014 and 2013, the Fund’s per Share NAV reached its high for the period on April 3, 2014 at $68.48 per Share and reached its low for the period on June 30, 2014 at $64.89 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on May 17, 2013 at $70.23 per Share and reached its low for the period on April 3, 2013 at $57.46 per Share.

The benchmark’s rise of 1.9% for the three months ended June 30, 2014, as compared to the benchmark’s decline of 5.1% for the three months ended June 30, 2013, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(820,394)	$(1,178,365)
Management fee	877,179	1,239,463
Net realized gain (loss)	271,807	48,143,885
Change in net unrealized appreciation/depreciation	(14,531,898)	(6,866,776)
Net income (loss)	$(15,080,485)	$40,098,744

The Fund’s net income decreased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2014.

ProShares Ultra Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$3,316,304	$4,722,331
NAV end of period	$4,406,118	$3,852,327
Percentage change in NAV	32.9%	(18.4)%
Shares outstanding beginning of period	150,014	200,014
Shares outstanding end of period	200,014	200,014
Percentage change in shares outstanding	33.3%	0.0%
Shares created	50,000	—
Shares redeemed	—	—
Per share NAV beginning of period	$22.11	$23.61
Per share NAV end of period	$22.03	$19.26
Percentage change in per share NAV	(0.4)%	(18.4)%
Percentage change in benchmark	0.1%	(9.5)%
Benchmark annualized volatility	9.6%	13.0%

During the three months ended June 30, 2014, the increase in the Fund’s NAV resulted from the increase from 150,014 outstanding Shares at March 31, 2014 to 200,014 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg-UBS Commodity Index. By comparison, during the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from March 31, 2013 to June 30, 2013.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.4% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 18.4% for the three months ended June 30, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 29, 2014 at $23.45 per Share and reached its low for the period on June 11, 2014 at $21.47 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 1, 2013 at $23.31 per Share and reached its low for the period on June 30, 2013 at $19.26 per Share.

The benchmark’s rise of 0.1% for the three months ended June 30, 2014, as compared to the benchmark’s decline of 9.5% for the three months ended June 30, 2013, can be attributed to an appreciation of the underlying components of the index during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(7,738)	$(9,573)
Management fee	8,125	10,237
Net realized gain (loss)	(160,396)	(274,064)
Change in net unrealized appreciation/depreciation	123,032	(586,367)
Net income (loss)	$(45,102)	$(870,004)

The Fund’s net income increased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to an increase in the Fund’s benchmark index during the three months ended June 30, 2014.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$102,118,128	$326,167,332
NAV end of period	$97,943,693	$218,645,114
Percentage change in NAV	(4.1)%	(33.0)%
Shares outstanding beginning of period	2,949,170	10,299,170
Shares outstanding end of period	2,499,170	7,249,170
Percentage change in shares outstanding	(15.3)%	(29.6)%
Shares created	850,000	5,850,000
Shares redeemed	1,300,000	8,900,000
Per share NAV beginning of period	$34.63	$31.67
Per share NAV end of period	$39.19	$30.16
Percentage change in per share NAV	13.2%	(4.8)%
Percentage change in benchmark	6.7%	(1.7)%
Benchmark annualized volatility	12.3%	21.8%

During the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 2,949,170 outstanding Shares at March 31, 2014 to 2,499,170 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 10,299,170 outstanding Shares at March 31, 2013 to 7,249,170 outstanding shares at June 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 13.2% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 4.8% for the three months ended June 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 20, 2014 at $40.14 per Share and reached its low for the period on April 2, 2014 at $33.29 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 18, 2013 at $31.68 per Share and reached its low for the period on April 17, 2013 at $25.06 per Share.

The benchmark’s rise of 6.7% for the three months ended June 30, 2014, as compared to the benchmark’s decline of 1.7% for the three months ended June 30, 2013, can be attributed to an increase in the price of WTI Crude Oil during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(224,621)	$(655,340)
Management fee	228,560	670,575
Brokerage commissions	7,348	23,394
Net realized gain (loss)	9,815,672	20,743,552
Change in net unrealized appreciation/depreciation	2,162,771	(22,061,839)
Net income (loss)	$11,753,822	$(1,973,627)

The Fund’s net income increased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to an increase in the price of WTI Crude Oil during the three months ended June 30, 2014.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$21,211,850	$51,254,090
NAV end of period	$21,163,834	$42,142,901
Percentage change in NAV	(0.2)%	(17.8)%
Shares outstanding beginning of period	469,941	1,019,941
Shares outstanding end of period	469,941	1,169,941
Percentage change in shares outstanding	0.0%	14.7%
Shares created	200,000	650,000
Shares redeemed	200,000	500,000
Per share NAV beginning of period	$45.14	$50.25
Per share NAV end of period	$45.04	$36.02
Percentage change in per share NAV	(0.2)%	(28.3)%
Percentage change in benchmark	1.0%	(13.9)%
Benchmark annualized volatility	27.8%	34.3%

During the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. There was no net change in the Fund’s outstanding Shares from March 31, 2014 to June 30, 2014. By comparison, during the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by the increase from 1,019,941 outstanding Shares at March 31, 2013 to 1,169,941 outstanding shares at June 30, 2013.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.2% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 28.3% for the three months ended June 30, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 29, 2014 at $54.06 per Share and reached its low for the period on April 1, 2014 at $43.17 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 19, 2013 at $59.32 per Share and reached its low for the period on June 30, 2013 at $36.02 per Share.

The benchmark’s rise of 1.0% for the three months ended June 30, 2014, as compared to the benchmark’s decline of 13.9% for the three months ended June 30, 2013, can be attributed to an increase in the price of Henry Hub Natural Gas during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(51,717)	$(111,690)
Management fee	44,242	93,177
Brokerage commissions	9,286	23,462
Net realized gain (loss)	162,957	9,156,331
Change in net unrealized appreciation/depreciation	440,187	(19,993,846)
Net income (loss)	$551,427	$(10,949,205)

The Fund’s net income increased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to an increase in the price of Henry Hub Natural Gas during the three months ended June 30, 2014.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$136,370,103	$316,462,981
NAV end of period	$135,458,124	$139,614,500
Percentage change in NAV	(0.7)%	(55.9)%
Shares outstanding beginning of period	2,900,014	4,100,014
Shares outstanding end of period	2,800,014	3,350,014
Percentage change in shares outstanding	(3.4)%	(18.3)%
Shares created	50,000	100,000
Shares redeemed	150,000	850,000
Per share NAV beginning of period	$47.02	$77.19
Per share NAV end of period	$48.38	$41.68
Percentage change in per share NAV	2.9%	(46.0)%
Percentage change in benchmark	1.8%	(25.4)%
Benchmark annualized volatility	11.5%	30.0%

During the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 2,900,014 outstanding Shares at March 31, 2014 to 2,800,014 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. By comparison, during the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,100,014 outstanding Shares at March 31, 2013 to 3,350,014 outstanding shares at June 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 2.9% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 46.0% for the three months ended June 30, 2013, was primarily due to the appreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 14, 2014 at $49.47 per Share and reached its low for the period on June 3, 2014 at $ 43.29 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 2, 2013 at $75.74 per Share and reached its low for the period on June 30, 2013 at $41.68 per Share.

The benchmark’s rise of 1.8% for the three months ended June 30, 2014, as compared to the benchmark’s decline of 25.4% for the three months ended June 30, 2013, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(297,090)	$(478,211)
Management fee	314,711	519,993
Brokerage commissions	8	8
Net realized gain (loss)	(21,488,343)	(68,002,811)
Change in net unrealized appreciation/depreciation	25,256,448	(62,980,880)
Net income (loss)	$3,471,015	$(131,461,902)

The Fund’s net income increased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to an increase in the price of spot gold in U.S. dollar terms during the three months ended June 30, 2014.

ProShares Ultra Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$482,485,237	$746,484,767
NAV end of period	$501,002,636	$425,855,952
Percentage change in NAV	3.8%	(43.0)%
Shares outstanding beginning of period	7,396,533	4,850,007
Shares outstanding end of period	7,146,533	6,762,507

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Percentage change in shares outstanding	(3.4)%	39.4%
Shares created	400,000	2,100,000
Shares redeemed	650,000	187,500
Per share NAV beginning of period	$65.23	$153.91
Per share NAV end of period	$70.10	$62.97
Percentage change in per share NAV	7.5%	(59.1)%
Percentage change in benchmark	4.5%	(34.2)%
Benchmark annualized volatility	19.0%	42.0%

During the three months ended June 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 7,396,533 outstanding Shares at March 31, 2014 to 7,146,533 outstanding Shares at June 30, 2014. By comparison, during the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 4,850,007 outstanding Shares at March 31, 2013 to 6,762,507 outstanding shares at June 30, 2013.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.5% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 59.1% for the three months ended June 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 24, 2014 at $71.86 per Share and reached its low for the period on June 4, 2014 at $56.91 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 2, 2013 at $146.56 per Share and reached its low for the period on June 27, 2013 at $61.32 per Share.

The benchmark’s rise of 4.5% for the three months ended June 30, 2014, as compared to the benchmark’s decline of 34.2% for the three months ended June 30, 2013, can be attributed to an increase in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(1,047,200)	$(1,206,634)
Management fee	1,098,533	1,309,255
Brokerage commissions	22	12
Net realized gain (loss)	(106,237,339)	(322,601,825)
Change in net unrealized appreciation/depreciation	145,040,452	(168,466,730)
Net income (loss)	$37,755,913	$(492,275,189)

The Fund’s net income increased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to an increase in the price of spot silver in U.S. dollar terms during the three months ended June 30, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra Silver Fund.

ProShares Ultra Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$3,444,536	$4,215,006
NAV end of period	$3,592,189	$3,283,396
Percentage change in NAV	4.3%	(22.1)%
Shares outstanding beginning of period	100,005	100,005
Shares outstanding end of period	100,005	100,005
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$34.44	$42.15
Per share NAV end of period	$35.92	$32.83
Percentage change in per share NAV	4.3%	(22.1)%
Percentage change in benchmark	1.7%	(12.2)%
Benchmark annualized volatility	6.0%	11.8%

During the three months ended June 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in outstanding Shares from March 31, 2014 to June 30, 2014. By comparison, during the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in outstanding Shares from March 31, 2013 to June 30, 2013.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.3% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 22.1% for the three months ended June 30, 2013, was primarily due to the appreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 30, 2014 at $35.92 per Share and reached its low for the period on April 3, 2014 at $34.12 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 11, 2013 at $43.27 per Share and reached its low for the period on June 28, 2013 at $32.72 per Share.

The benchmark’s rise of 1.7% for the three months ended June 30, 2014, as compared to the benchmark’s decline of 12.2% for the three months ended June 30, 2013, can be attributed to an increase in the value of the Australian dollar versus the U.S. dollar during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(8,143)	$(9,095)
Management fee	8,295	—
Brokerage commissions	376	415
Offering costs	—	34,834
Limitation by Sponsor	—	(25,730)
Net realized gain (loss)	285,670	(590,520)
Change in net unrealized appreciation/depreciation	(129,874)	(331,995)
Net income (loss)	$147,653	$(931,610)

The Fund’s net income increased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to a rise in the value of the Australian dollar versus the U.S. dollar during the three months ended June 30, 2014.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$2,603,282	$4,573,067
NAV end of period	$2,566,901	$3,521,494
Percentage change in NAV	(1.4)%	(23.0)%
Shares outstanding beginning of period	100,014	200,014
Shares outstanding end of period	100,014	150,014
Percentage change in shares outstanding	0.0%	(25.0)%
Shares created	—	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$26.03	$22.86
Per share NAV end of period	$25.67	$23.47
Percentage change in per share NAV	(1.4)%	2.7%
Percentage change in benchmark	(0.6)%	1.5%
Benchmark annualized volatility	3.9%	7.6%

During the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in outstanding Shares from March 31, 2014 to June 30, 2014. By comparison, during the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 200,014 outstanding Shares at March 31, 2013 to 150,014 outstanding Shares at June 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.4% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV increase of 2.7% for the three months ended June 30, 2013, was primarily due to a decrease in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on May 6, 2014 at $26.60 per Share and reached its low for the period on June 11, 2014 at $25.06 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 18, 2013 at $24.88 per Share and reached its low for the period on May 17, 2013 at $22.84 per Share.

The benchmark’s decline of 0.6% for the three months ended June 30, 2014, as compared to the benchmark’s rise of 1.5% for the three months ended June 30, 2013, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(5,779)	$(8,143)
Management fee	6,106	8,564
Net realized gain (loss)	(40,251)	36,986
Change in net unrealized appreciation/depreciation	9,649	96,891
Net income (loss)	$(36,381)	$125,734

The Fund’s net income decreased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to a decrease in the value of the euro versus the U.S. dollar during the three months ended June 30, 2014.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$2,896,143	$3,566,403
NAV end of period	$1,997,051	$3,183,279
Percentage change in NAV	(31.0)%	(10.7)%
Shares outstanding beginning of period	150,014	150,014
Shares outstanding end of period	100,014	150,014
Percentage change in shares outstanding	(33.3)%	0.0%
Shares created	—	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$19.31	$23.77
Per share NAV end of period	$19.97	$21.22
Percentage change in per share NAV	3.4%	(10.7)%
Percentage change in benchmark	1.9%	(5.1)%
Benchmark annualized volatility	4.9%	15.9%

During the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 150,014 outstanding Shares at March 31, 2014 to 100,014 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from March 31, 2013 to June 30, 2013.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.4% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 10.7% for the three months ended June 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on May 20, 2014 at $20.01 per Share and reached its low for the period on April 3, 2014 at $19.05 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 3, 2013 at $24.40 per Share and reached its low for the period on May 17, 2013 at $19.65 per Share.

The benchmark’s rise of 1.9% for the three months ended June 30, 2014, as compared to the benchmark’s decline of 5.1% for the three months ended June 30, 2013, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(6,068)	$(7,227)
Management fee	6,454	7,644
Net realized gain (loss)	(11,077)	(456,590)
Change in net unrealized appreciation/depreciation	93,703	80,693
Net income (loss)	$76,558	$(383,124)

The Fund’s net income increased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the three months ended June 30, 2014.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$117,732,469	$218,387,479
NAV end of period	$98,364,760	$174,808,019
Percentage change in NAV	(16.5)%	(20.0)%
Shares outstanding beginning of period	4,174,812	4,035,001
Shares outstanding end of period	5,174,812	3,124,812
Percentage change in shares outstanding	24.0%	(22.6)%
Shares created	2,400,000	2,110,000
Shares redeemed	1,400,000	3,020,189
Per share NAV beginning of period	$28.20	$54.12
Per share NAV end of period	$19.01	$55.94
Percentage change in per share NAV	(32.6)%	3.4%
Percentage change in benchmark	(32.4)%	3.4%
Benchmark annualized volatility	34.1%	71.2%

During the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 4,174,812 outstanding Shares at March 31, 2014 to 5,174,812 outstanding Shares at June 30, 2014. By comparison, during the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 4,035,001 outstanding Shares at March 31, 2013 to 3,124,812 outstanding Shares at June 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 32.6% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV increase of 3.4% for the three months ended June 30, 2013, was primarily due to the depreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 11, 2014 at $29.77 per Share and reached its low for the period on June 30, 2014 at $19.01 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 24, 2013 at $61.88 per Share and reached its low for the period on May 7, 2013 at $49.08 per Share.

The benchmark’s decline of 32.4% for the three months ended June 30, 2014, as compared to the benchmark’s rise of 3.4% for the three months ended June 30, 2013, can be attributed to a decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(226,038)	$(435,228)
Management fee	236,584	454,439
Net realized gain (loss)	(41,222,421)	11,161,136
Change in net unrealized appreciation/depreciation	(1,589,050)	9,573,290
Net income (loss)	$(43,037,509)	$20,299,198

The Fund’s net income decreased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to a decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2014.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$57,792,817	$68,072,450
NAV end of period	$40,535,994	$72,133,381
Percentage change in NAV	(29.9)%	6.0%
Shares outstanding beginning of period	3,125,005	2,575,005
Shares outstanding end of period	2,625,005	2,550,005
Percentage change in shares outstanding	(16.0)%	(1.0)%
Shares created	750,000	875,000
Shares redeemed	1,250,000	900,000
Per share NAV beginning of period	$18.49	$26.44
Per share NAV end of period	$15.44	$28.29
Percentage change in per share NAV	(16.5)%	7.0%
Percentage change in benchmark	(16.2)%	7.3%
Benchmark annualized volatility	16.4%	28.0%

During the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,125,005 outstanding Shares at March 31, 2014 to 2,625,005 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended June 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 2,575,005 outstanding Shares at March 31, 2013 to 2,550,005 outstanding Shares at June 30, 2013.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.5% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV increase of 7.0% for the three months ended June 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 14, 2014 at $18.63 per Share and reached its low for the period on June 30, 2014 at $15.44 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 24, 2013 at $28.93 per Share and reached its low for the period on May 7, 2013 at $24.07 per Share.

The benchmark’s decline of 16.2% for the three months ended June 30, 2014, as compared to the benchmark’s rise of 7.3% for the three months ended June 30, 2013, can be attributed to a decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(97,187)	$(126,773)
Management fee	102,112	133,204
Net realized gain (loss)	(6,665,185)	(2,486,090)
Change in net unrealized appreciation/depreciation	(1,489,069)	7,455,011
Net income (loss)	$(8,251,441)	$4,842,148

The Fund’s net income decreased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to a decline in the prices of the future contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended June 30, 2014.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$317,768,440	$344,396,396
NAV end of period	$295,261,247	$215,235,917
Percentage change in NAV	(7.1)%	(37.5)%
Shares outstanding beginning of period	5,270,099	1,136,452
Shares outstanding end of period	11,120,099	747,389
Percentage change in shares outstanding	111.0%	(34.2)%
Shares created	9,550,000	1,785,000
Shares redeemed	3,700,000	2,174,063
Per share NAV beginning of period	$60.30	$303.05
Per share NAV end of period	$26.55	$287.98
Percentage change in per share NAV	(56.0)%	(5.0)%
Percentage change in benchmark	(32.4)%	3.4%
Benchmark annualized volatility	34.1%	71.2%

During the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 5,270,099 outstanding Shares at March 31, 2014 to 11,120,099 outstanding Shares at June 30, 2014. By comparison, during the three months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 1,136,452 outstanding Shares at March 31, 2013 to 747,389 outstanding Shares at June 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 56.0% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 5.0% for the three months ended June 30, 2013, was primarily due to greater depreciation in the value of the assets of the Fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 11, 2014 at $66.73 per Share and reached its low for the period on June 30, 2014 at $26.55 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 24, 2013 at $353.44 per Share and reached its low for the period on May 7, 2013 at $230.60 per Share.

The benchmark’s decline of 32.4% for the three months ended June 30, 2014, as compared to the benchmark’s rise of 3.4% for the three months ended June 30, 2013, can be attributed to a decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(1,418,872)	$(1,390,499)
Management fee	789,047	744,547
Brokerage commissions	650,481	664,479
Net realized gain (loss)	(247,162,005)	17,779,919
Change in net unrealized appreciation/depreciation	(10,838,017)	21,973,942
Net income (loss)	$(259,418,894)	$38,363,362

The Fund’s net income decreased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to a decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
NAV beginning of period	$213,416,566	$69,149,807
NAV end of period	$181,236,514	$117,395,722
Percentage change in NAV	(15.1)%	69.8%
Shares outstanding beginning of period	3,450,040	1,500,040
Shares outstanding end of period	2,050,040	3,000,040
Percentage change in shares outstanding	(40.6)%	100.0%
Shares created	1,100,000	4,900,000
Shares redeemed	2,500,000	3,400,000
Per share NAV beginning of period	$61.86	$46.10
Per share NAV end of period	$88.41	$39.13
Percentage change in per share NAV	42.9%	(15.1)%
Percentage change in benchmark	(32.4)%	3.4%
Benchmark annualized volatility	61.3%	71.2%

During the three months ended June 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 3,450,040 outstanding Shares at March 31, 2014 to 2,050,040 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended June 30, 2013, the increase in the Fund’s NAV resulted from an increase from 1,500,040 outstanding Shares at March 31, 2013 to 3,000,040 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 42.9% for the three months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 15.1% for the three months ended June 30, 2013, was primarily due to appreciation in the value of the assets of the fund during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 30, 2014 at $88.41 per Share and reached its low for the period on April 11, 2014 at $58.05 per Share. By comparison, during the three months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 12, 2013 at $50.45 per Share and reached its low for the period on June 24, 2013 at $35.51 per Share.

The benchmark’s decline of 32.4% for the three months ended June 30, 2014, as compared to the benchmark’s rise of 3.4% for the three months ended June 30, 2013, can be attributed to a decline in the prices of the near-term futures contracts on the VIX Futures curve during the three months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net investment income (loss)	$(740,111)	$(296,200)
Management fee	486,704	185,400
Brokerage commissions	273,431	118,168
Net realized gain (loss)	73,543,760	(4,126,987)
Change in net unrealized appreciation/depreciation	831,898	(3,024,645)
Net income (loss)	$73,635,547	$(7,447,832)

The Fund’s net income increased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to a decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended June 30, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

ProShares UltraShort Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$3,797,427	$3,245,965
NAV end of period	$3,254,416	$3,953,221
Percentage change in NAV	(14.3)%	21.8%
Shares outstanding beginning of period	59,997	59,997
Shares outstanding end of period	59,997	59,997
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$63.29	$54.10
Per share NAV end of period	$54.24	$65.89
Percentage change in per share NAV	(14.3)%	21.8%
Percentage change in benchmark	7.1%	(10.5)%
Benchmark annualized volatility	8.4%	11.0%

During the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2013 to June 30, 2014. By comparison, during the six months ended June 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to June 30, 2013.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 14.3% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV increase of 21.8% for the six months ended June 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on January 9, 2014 at $66.81 per Share and reached its low for the period on April 29, 2014 at $51.38 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 30, 2013 at $65.89 per Share and reached its low for the period on January 30, 2013 at $51.04 per Share.

The benchmark’s rise of 7.1% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 10.5% for the six months ended June 30, 2013, can be attributed to appreciation of the underlying components of the index during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Net investment income (loss)	$(15,258)	$(14,800)
Management fee	15,910	16,035
Net realized gain (loss)	(505,634)	458,669
Change in net unrealized appreciation/depreciation	(22,119)	263,387
Net income (loss)	$(543,011)	$707,256

The Fund’s net income decreased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to an increase in the Fund’s benchmark index during the six months ended June 30, 2014.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$256,060,149	$89,481,266
NAV end of period	$362,599,585	$251,466,116
Percentage change in NAV	41.6%	181.0%
Shares outstanding beginning of period	8,069,944	2,219,944
Shares outstanding end of period	14,719,944	6,919,944
Percentage change in shares outstanding	82.4%	211.7%
Shares created	14,600,000	9,450,000
Shares redeemed	7,950,000	4,750,000
Per share NAV beginning of period	$31.73	$40.31
Per share NAV end of period	$24.63	$36.34
Percentage change in per share NAV	(22.4)%	(9.8)%
Percentage change in benchmark	11.4%	2.5%
Benchmark annualized volatility	14.6%	18.5%

During the six months ended June 30, 2014, the increase in the Fund’s NAV resulted from an increase from 8,069,944 outstanding Shares at December 31, 2013 to 14,719,944 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the six months ended June 30, 2013, the increase in the Fund’s NAV resulted from an increase from 2,219,944 outstanding Shares at December 31, 2012 to 6,919,944 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 22.4% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 9.8% for the six months ended June 30, 2013, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on January 9, 2014 at $36.34 per Share and reached its low for the period on June 20, 2014 at $24.07 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 17, 2013 at $45.45 per Share and reached its low for the period on June 18, 2013 at $34.89 per Share.

The benchmark’s rise of 11.4% for the six months ended June 30, 2014, as compared to the benchmark’s rise of 2.5% for the six months ended June 30, 2013, can be attributed to a greater increase in the price of WTI Crude Oil during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Net investment income (loss)	$(1,428,630)	$(759,578)
Management fee	1,465,256	782,559
Brokerage commission	39,662	25,529
Net realized gain (loss)	(43,834,692)	(5,091,205)
Change in net unrealized appreciation/depreciation	(17,716,756)	8,375,242
Net income (loss)	$(62,980,078)	$2,524,459

The Fund’s net income decreased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to a greater increase in the price of WTI Crude Oil during the six months ended June 30, 2014.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$22,734,767	$12,768,340
NAV end of period	$49,682,009	$19,924,537
Percentage change in NAV	118.5%	56.0%
Shares outstanding beginning of period	324,952	125,008
Shares outstanding end of period	1,224,952	224,952
Percentage change in shares outstanding	277.0%	80.0%
Shares created	2,400,000	337,500
Shares redeemed	1,500,000	237,556
Per share NAV beginning of period	$69.96	$102.14
Per share NAV end of period	$40.56	$88.57
Percentage change in per share NAV	(42.0)%	(13.3)%
Percentage change in benchmark	13.1%	(1.0)%
Benchmark annualized volatility	44.1%	32.9%

During the six months ended June 30, 2014, the increase in the Fund’s NAV resulted from an increase from 324,952 outstanding Shares at December 31, 2013 to 1,224,952 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the six months ended June 30, 2013, the increase in the Fund’s NAV resulted from an increase from 125,008 outstanding Shares at December 31, 2012 to 224,952 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 42.0%

for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 13.3% for the six months ended June 30, 2013, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on January 9, 2014 at $76.82 per Share and reached its low for the period on June 12, 2014 at $35.78 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on January 9, 2013 at $116.81 per Share and reached its low for the period on April 19, 2013 at $59.27 per Share.

The benchmark’s rise of 13.1% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 1.0% for the six months ended June 30, 2013, can be attributed to an increase in the price of Henry Hub Natural Gas during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Net investment income (loss)	$(327,867)	$(118,156)
Management fee	279,055	97,194
Brokerage commission	61,752	26,912
Net realized gain (loss)	(11,181,106)	(2,607,139)
Change in net unrealized appreciation/depreciation	1,425,007	1,919,348
Net income (loss)	$(10,083,966)	$(805,947)

The Fund’s net income decreased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to an increase in the price of Henry Hub Natural Gas during the six months ended June 30, 2014.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$139,436,456	$92,416,742
NAV end of period	$83,742,981	$170,802,997
Percentage change in NAV	(39.9)%	84.8%
Shares outstanding beginning of period	1,346,978	1,446,978
Shares outstanding end of period	996,978	1,496,978
Percentage change in shares outstanding	(26.0)%	3.5%
Shares created	400,000	1,200,000
Shares redeemed	750,000	1,150,000
Per share NAV beginning of period	$103.52	$63.87
Per share NAV end of period	$84.00	$114.10
Percentage change in per share NAV	(18.9)%	78.6%
Percentage change in benchmark	9.2%	(28.1)%
Benchmark annualized volatility	13.2%	22.9%

During the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,346,978 outstanding Shares at December 31, 2013 to 996,978 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as comparison, during the six months ended June 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 1,446,978 outstanding Shares at December 31, 2012 to 1,496,978 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.9% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV increase of 78.6% for the six months ended June 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on January 8, 2014 at $100.49 per Share and reached its low for the period on March 14, 2014 at $77.10 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 30, 2013 at $114.10 per Share and reached its low for the period on January 2, 2013 at $61.07 per Share.

The benchmark’s rise of 9.2% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 28.1% for the six months ended June 30, 2013, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Net investment income (loss)	$(469,062)	$(559,970)
Management fee	496,983	595,254
Brokerage commission	24	24
Net realized gain (loss)	(8,272,081)	33,742,722
Change in net unrealized appreciation/depreciation	(16,233,578)	48,079,807
Net income (loss)	$(24,974,721)	$81,262,559

The Fund’s net income decreased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to an increase in the price of spot gold in U.S. dollar terms during the six months ended June 30, 2014.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$112,989,686	$100,656,703
NAV end of period	$52,190,256	$83,886,747
Percentage change in NAV	(53.8)%	(16.7)%
Shares outstanding beginning of period	1,258,489	1,958,489
Shares outstanding end of period	708,489	758,489
Percentage change in shares outstanding	(43.7)%	(61.3)%
Shares created	700,000	1,500,000

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Shares redeemed	1,250,000	2,700,000
Per share NAV beginning of period	$89.78	$51.40
Per share NAV end of period	$73.66	$110.60
Percentage change in per share NAV	(18.0)%	115.2%
Percentage change in benchmark	7.0%	(37.0)%
Benchmark annualized volatility	20.1%	34.4%

During the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,258,489 outstanding Shares at December 31, 2013 to 708,489 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London. By comparison, during the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 1,958,489 outstanding Shares at December 31, 2012 to 758,489 outstanding Shares at June 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.0% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV increase of 115.2% for the six months ended June 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 4, 2014 at $91.95 per Share and reached its low for the period on February 24, 2014 at $68.80 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 27, 2013 at $113.67 per Share and reached its low for the period on January 23, 2013 at $43.72 per Share.

The benchmark’s rise of 7.0% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 37.0% for the six months ended June 30, 2013, can be attributed to an increase in the price of spot silver in U.S. dollar terms during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Net investment income (loss)	$(324,337)	$(501,593)
Management fee	345,108	540,615
Brokerage commission	24	24
Net realized gain (loss)	(157,279)	80,822,936
Change in net unrealized appreciation/depreciation	(8,368,370)	21,813,652
Net income (loss)	$(8,849,986)	$102,134,995

The Fund’s net income decreased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to an increase in the price of spot silver in U.S. dollar terms during the six months ended June 30, 2014.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$8,896,842	$3,763,040
NAV end of period	$14,245,423	$3,792,834
Percentage change in NAV	60.1%	0.8%
Shares outstanding beginning of period	250,005	100,005
Shares outstanding end of period	400,005	100,005
Percentage change in shares outstanding	60.0%	0.0%
Shares created	200,000	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$35.59	$37.63
Per share NAV end of period	$35.61	$37.93
Percentage change in per share NAV	0.1%	0.8%
Percentage change in benchmark	(0.5)%	(1.4)%
Benchmark annualized volatility	5.0%	8.1%

During the six months ended June 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 250,005 outstanding Shares at December 31, 2013 to 400,005 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to June 30, 2013.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 0.1% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV increase of 0.8% for the six months ended June 30, 2013, was primarily due to a lesser appreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on January 31, 2014 at $36.34 per Share and reached its low for the period on May 6, 2014 at $35.07 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on March 27, 2013 at $38.76 per Share and reached its low for the period on February 1, 2013 at $36.34 per Share.

The benchmark’s decline of 0.5% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 1.4% for the six months ended June 30, 2013, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Net investment income (loss)	$(43,854)	$(16,977)
Management fee	45,561	493
Brokerage commission	698	230
Offering costs	—	45,511
Limitation by Sponsor	—	(28,232)
Net realized gain (loss)	158,792	(75,791)
Change in net unrealized appreciation/depreciation	(78,252)	122,562
Net income (loss)	$36,686	$29,794

The Fund’s net income increased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to a decrease in the value of the euro versus the U.S. dollar in conjunction with an increase in shares outstanding during the six months ended June 30, 2014.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$27,983,279	$3,780,999
NAV end of period	$20,127,301	$23,205,856
Percentage change in NAV	(28.1)%	513.7%
Shares outstanding beginning of period	600,005	100,005
Shares outstanding end of period	500,005	500,005
Percentage change in shares outstanding	(16.7)%	400.0%
Shares created	—	400,000
Shares redeemed	100,000	—
Per share NAV beginning of period	$46.64	$37.81
Per share NAV end of period	$40.25	$46.41
Percentage change in per share NAV	(13.7)%	22.8%
Percentage change in benchmark	5.6%	(12.1)%
Benchmark annualized volatility	7.9%	9.8%

During the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 600,005 outstanding Shares at December 31, 2013 to 500,005 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the six months ended June 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 100,005 outstanding Shares at December 31, 2012 to 500,005 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.7% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV increase of 22.8% for the six months ended June 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on January 24, 2014 at $48.83 per Share and reached its low for the period on June 30, 2014 at $40.25 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on June 28, 2013 at $46.58 per Share and reached its low for the period on April 11, 2013 at $35.89 per Share.

The benchmark’s rise of 5.6% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 12.1% for the six months ended June 30, 2013, can be attributed to an increase in the value of the Australian dollar versus the U.S. dollar during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Net investment income (loss)	$(108,740)	$(39,038)
Management fee	108,365	—
Brokerage commission	6,366	3,779
Offering costs	—	44,944
Limitation by Sponsor	—	(8,076)
Net realized gain (loss)	(1,925,051)	1,905,258
Change in net unrealized appreciation/depreciation	(1,281,924)	1,312,825
Net income (loss)	$(3,315,715)	$3,179,045

The Fund’s net income decreased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to an increase in the value of the Australian dollar versus the U.S. dollar during the six months ended June 30, 2014.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$418,001,115	$526,778,026
NAV end of period	$440,156,895	$509,228,804
Percentage change in NAV	5.3%	(3.3)%
Shares outstanding beginning of period	24,500,014	27,700,014
Shares outstanding end of period	25,800,014	26,400,014
Percentage change in shares outstanding	5.3%	(4.7)%
Shares created	2,250,000	4,850,000
Shares redeemed	950,000	6,150,000
Per share NAV beginning of period	$17.06	$19.02
Per share NAV end of period	$17.06	$19.29
Percentage change in per share NAV	0.0%	1.4%
Percentage change in benchmark	(0.5)%	(1.4)%
Benchmark annualized volatility	5.0%	8.1%

During the six months ended June 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 24,500,014 outstanding Shares at December 31, 2013 to 25,800,014 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 27,700,014 outstanding Shares at December 31, 2012 to 26,400,014 outstanding Shares at June 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. There was no net change in the Fund’s per Share NAV from December 31, 2013 to June 30, 2014 as compared to the Fund’s per Share NAV increase of 1.4% for the six months ended June 30, 2013, which was primarily due to a lesser appreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on January 31, 2014 at $17.71 per Share and reached its low for the period on May 6, 2014 at $16.52 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on March 27, 2013 at $20.16 per Share and reached its low for the period on February 1, 2013 at $17.72 per Share.

The benchmark’s decline of 0.5% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 1.4% for the six months ended June 30, 2013, can be attributed to a lesser decline in the value of the euro versus the U.S. dollar during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Net investment income (loss)	$(1,849,767)	$(2,244,231)
Management fee	1,978,418	2,384,334
Net realized gain (loss)	(6,292,600)	(11,092,311)
Change in net unrealized appreciation/depreciation	8,146,372	17,870,701
Net income (loss)	$4,005	$4,534,159

The Fund’s net income decreased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to a lesser decline in the value of the euro versus the U.S. dollar for the six months ended June 30, 2014.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$588,121,516	$408,563,630
NAV end of period	$353,617,215	$525,633,184
Percentage change in NAV	(39.9)%	28.7%
Shares outstanding beginning of period	8,299,294	8,049,294
Shares outstanding end of period	5,449,294	8,199,294
Percentage change in shares outstanding	(34.3)%	1.9%
Shares created	450,000	4,200,000
Shares redeemed	3,300,000	4,050,000
Per share NAV beginning of period	$70.86	$50.76
Per share NAV end of period	$64.89	$64.11
Percentage change in per share NAV	(8.4)%	26.3%
Percentage change in benchmark	3.9%	(12.6)%
Benchmark annualized volatility	6.7%	14.3%

During the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,299,294 outstanding Shares at December 31, 2013 to 5,449,294 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the six months ended June 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 8,049,294 outstanding Shares at December 31, 2012 to 8,199,294 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.4% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV increase of 26.3% for the six months ended June 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014 and 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2014 at $70.17 per Share and reached its low for the period on June 30, 2014 at $64.89 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on May 17, 2013 at $70.23 per Share and reached its low for the period on January 8, 2013 at $51.09 per Share.

The benchmark’s rise of 3.9% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 12.6% for the six months ended June 30, 2013, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Net investment income (loss)	$(1,770,703)	$(2,113,971)
Management fee	1,905,712	2,244,561
Net realized gain (loss)	177,423	145,029,520
Change in net unrealized appreciation/depreciation	(39,074,311)	(42,252,133)
Net income (loss)	$(40,667,591)	$100,663,416

The Fund’s net income decreased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2014.

ProShares Ultra Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$2,915,034	$6,097,211
NAV end of period	$4,406,118	$3,852,327
Percentage change in NAV	51.2%	(36.8)%
Shares outstanding beginning of period	150,014	250,014
Shares outstanding end of period	200,014	200,014
Percentage change in shares outstanding	33.3%	(20.0)%

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Shares created	50,000	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$19.43	$24.39
Per share NAV end of period	$22.03	$19.26
Percentage change in per share NAV	13.4%	(21.0)%
Percentage change in benchmark	7.1%	(10.5)%
Benchmark annualized volatility	8.4%	11.0%

During the six months ended June 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 150,014 outstanding Shares at December 31, 2013 to 200,014 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. By comparison, during the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 250,014 outstanding shares at December 31, 2012 to 200,014 outstanding Shares at June 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 13.4% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 21.0% for the six months ended June 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 29, 2014 at $23.45 per Share and reached its low for the period on January 9, 2014 at $18.38 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on January 30, 2013 at $25.72 per Share and reached its low for the period on June 30, 2013 at $19.26 per Share.

The benchmark’s rise of 7.1% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 10.5% for the six months ended June 30, 2013, can be attributed to an appreciation of the underlying components of the index during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Net investment income (loss)	$(14,695)	$(21,202)
Management fee	15,414	22,616
Net realized gain (loss)	376,946	(782,945)
Change in net unrealized appreciation/depreciation	(6,083)	(165,124)
Net income (loss)	$356,168	$(969,271)

The Fund’s net income increased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to an increase in the Fund’s benchmark index during the six months ended June 30, 2014.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$142,773,429	$483,508,964
NAV end of period	$97,943,693	$218,645,114
Percentage change in NAV	(31.4)%	(54.8)%
Shares outstanding beginning of period	4,449,170	16,449,170
Shares outstanding end of period	2,499,170	7,249,170
Percentage change in shares outstanding	(43.8)%	(55.9)%
Shares created	5,200,000	6,700,000
Shares redeemed	7,150,000	15,900,000
Per share NAV beginning of period	$32.09	$29.39
Per share NAV end of period	$39.19	$30.16
Percentage change in per share NAV	22.1%	2.6%
Percentage change in benchmark	11.4%	2.5%
Benchmark annualized volatility	14.6%	18.5%

During the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 4,449,170 outstanding Shares at December 31, 2013 to 2,499,170 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 16,449,170 outstanding Shares at December 31, 2012 to 7,249,170 outstanding shares at June 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 22.1% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV increase of 2.6% for the six months ended June 30, 2013, was primarily due to a greater appreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 20, 2014 at $40.14 per Share and reached its low for the period on January 9, 2014 at $27.85 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on January 30, 2013 at $33.05 per Share and reached its low for the period on April 17, 2013 at $25.06 per Share.

The benchmark’s rise of 11.4% for the six months ended June 30, 2014, as compared to the benchmark’s rise of 2.5% for the six months ended June 30, 2013, can be attributed to a greater increase in the price of WTI Crude Oil during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Net investment income (loss)	$(558,013)	$(1,447,370)
Management fee	574,502	1,510,962
Brokerage commission	16,499	38,311
Net realized gain (loss)	31,015,727	87,306,844
Change in net unrealized appreciation/depreciation	2,638,918	(50,811,241)
Net income (loss)	$33,096,632	$35,048,233

The Fund’s net income decreased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to a significant decline in outstanding shares, offset by an increase in the price of WTI Crude Oil during the six months ended June 30, 2014.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$62,915,779	$73,019,370
NAV end of period	$21,163,834	$42,142,901
Percentage change in NAV	(66.4)%	(42.3)%
Shares outstanding beginning of period	1,619,941	1,869,941
Shares outstanding end of period	469,941	1,169,941
Percentage change in shares outstanding	(71.0)%	(37.4)%
Shares created	400,000	1,650,000
Shares redeemed	1,550,000	2,350,000
Per share NAV beginning of period	$38.84	$39.05
Per share NAV end of period	$45.04	$36.02
Percentage change in per share NAV	16.0%	(7.8)%
Percentage change in benchmark	13.1%	(1.0)%
Benchmark annualized volatility	44.3%	32.9%

During the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 1,619,941 outstanding Shares at December 31, 2013 to 469,941 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 1,869,941 outstanding Shares at December 31, 2012 to 1,169,941 outstanding shares at June 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 16.0% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 7.8% for the six months ended June 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on January 29, 2014 at $63.78 per Share and reached its low for the period on January 9, 2014 at $34.90 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 19, 2013 at $59.32 per Share and reached its low for the period on January 9, 2013 at $33.68 per Share.

The benchmark’s rise of 13.1% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 1.0% for the six months ended June 30, 2013, can be attributed to an increase in the price of Henry Hub Natural Gas during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net investment income (loss)	$(169,279)	$(309,561)
Management fee	150,086	269,790
Brokerage commission	27,277	56,397
Net realized gain (loss)	16,969,039	14,905,718
Change in net unrealized appreciation/depreciation	2,242,913	(2,131,003)
Net income (loss)	$19,042,673	$12,465,154

The Fund’s net income increased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to an increase in the price of Henry Hub Natural Gas during the six months ended June 30, 2014.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$132,017,405	$335,054,752
NAV end of period	$135,458,124	$139,614,500
Percentage change in NAV	2.6%	(58.3)%
Shares outstanding beginning of period	3,200,014	4,000,014
Shares outstanding end of period	2,800,014	3,350,014
Percentage change in shares outstanding	(12.5)%	(16.2)%
Shares created	150,000	200,000
Shares redeemed	550,000	850,000
Per share NAV beginning of period	$41.26	$83.76
Per share NAV end of period	$48.38	$41.68
Percentage change in per share NAV	17.3%	(50.2)%
Percentage change in benchmark	9.2%	(28.1)%
Benchmark annualized volatility	13.2%	22.9%

During the six months ended June 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 3,200,014 outstanding Shares at December 31, 2013 to 2,800,014 outstanding Shares at June 30, 2014. By comparison, during the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 4,000,014 outstanding Shares at December 31, 2012 to 3,350,014 outstanding shares at June 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 17.3% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 50.2% for the six months ended June 30, 2013, was primarily due to the appreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on March 14, 2014 at $54.16 per Share and reached its low for the period on January 8, 2014 at $42.35 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on January 2, 2013 at $87.40 per Share and reached its low for the period on June 30, 2013 at $41.68 per Share.

The benchmark’s rise of 9.2% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 28.1% for the six months ended June 30, 2013, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net investment income (loss)	$(614,629)	$(1,181,761)
Management fee	646,062	1,282,605
Brokerage commission	24	24
Net realized gain (loss)	1,945,207	(118,415,357)
Change in net unrealized appreciation/depreciation	20,066,415	(38,098,348)
Net income (loss)	$21,396,993	$(157,695,466)

The Fund’s net income increased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to an increase in the price of spot gold in U.S. dollar terms during the six months ended June 30, 2014.

ProShares Ultra Silver*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$465,479,519	$747,725,400
NAV end of period	$501,002,636	$425,855,952
Percentage change in NAV	7.6%	(43.0)%
Shares outstanding beginning of period	7,350,007	4,350,007
Shares outstanding end of period	7,146,533	6,762,507
Percentage change in shares outstanding	(2.8)%	55.5%
Shares created	1,187,500	2,637,500
Shares redeemed	1,390,974	225,000
Per share NAV beginning of period	$63.33	$171.89
Per share NAV end of period	$70.10	$62.97
Percentage change in per share NAV	10.7%	(63.4)%
Percentage change in benchmark	7.0%	(37.4)%
Benchmark annualized volatility	20.1%	34.4%

During the six months ended June 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 7,350,007 outstanding Shares at December 31, 2013 to 7,146,533 outstanding Shares at June 30, 2014. By comparison, during the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 4,350,007 outstanding Shares at December 31, 2012 to 6,762,507 outstanding shares at June 30, 2013.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.7% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 63.4% for the six months ended June 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on February 24, 2014 at $80.11 per Share and reached its low for the period on June 4, 2014 at $56.91 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on January 23, 2013 at $197.56 per Share and reached its low for the period on June 27, 2013 at $61.32 per Share.

The benchmark’s rise of 7.0% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 37.4% for the six months ended June 30, 2013, can be attributed to an increase in the price of spot silver in U.S. dollar terms during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net investment income (loss)	$(2,172,510)	$(2,831,041)
Management fee	2,286,437	3,092,914
Brokerage commission	30	20
Net realized gain (loss)	(32,278,698)	(538,276,160)
Change in net unrealized appreciation/depreciation	89,399,913	(30,848,113)
Net income (loss)	$54,948,705	$(571,955,314)

The Fund’s net income increased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to an increase in the price of spot silver in U.S. dollar terms during the six months ended June 30, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra Silver Fund.

ProShares Ultra Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$3,168,165	$4,150,068
NAV end of period	$3,592,189	$3,283,396
Percentage change in NAV	13.4%	(20.9)%
Shares outstanding beginning of period	100,005	100,005
Shares outstanding end of period	100,005	100,005
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$31.68	$41.50
Per share NAV end of period	$35.92	$32.83
Percentage change in per share NAV	13.4%	(20.9)%
Percentage change in benchmark	5.6%	(12.1)%
Benchmark annualized volatility	7.9%	9.8%

During the six months ended June 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in outstanding Shares from December 31, 2013 to June 30, 2014. By comparison, during the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in outstanding Shares from December 31, 2012 to June 30, 2013.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 13.4% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 20.9% for the six months ended June 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 30, 2014 at $35.92 per Share and reached its low for the period on January 24, 2014 at $30.12 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 11, 2013 at $43.27 per Share and reached its low for the period on June 28, 2013 at $32.72 per Share.

The benchmark’s rise of 5.6% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 12.1% for the six months ended June 30, 2013, can be attributed to an increase in the value of the Australian dollar versus the U.S. dollar during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net investment income (loss)	$(15,473)	$(18,587)
Management fee	15,803	—
Brokerage commission	756	777
Offering costs	—	44,944
Limitation by Sponsor	—	(26,064)
Net realized gain (loss)	258,243	(739,890)
Change in net unrealized appreciation/depreciation	181,254	(108,195)
Net income (loss)	$424,024	$(866,672)

The Fund’s net income increased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to a rise in the value of the Australian dollar versus the U.S. dollar during the six months ended June 30, 2014.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$2,603,827	$4,870,316
NAV end of period	$2,566,901	$3,521,494
Percentage change in NAV	(1.4)%	(27.7)%
Shares outstanding beginning of period	100,014	200,014
Shares outstanding end of period	100,014	150,014
Percentage change in shares outstanding	0.0%	(25.0)%
Shares created	—	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$26.03	$24.35
Per share NAV end of period	$25.67	$23.47
Percentage change in per share NAV	(1.4)%	(3.6)%
Percentage change in benchmark	(0.5)%	(1.4)%
Benchmark annualized volatility	5.0%	8.1%

During the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in outstanding Shares from December 31, 2013 to June 30, 2014. By comparison, during the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 200,014 outstanding Shares at December 31, 2012 to 150,014 outstanding Shares at June 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.4% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 3.6% for the six months ended June 30, 2013, was primarily due to a lesser decrease in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on March 18, 2014 at $26.63 per Share and reached its low for the period on January 31, 2014 at $24.99 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on February 1, 2013 at $26.03 per Share and reached its low for the period on March 27, 2013 at $22.71 per Share.

The benchmark’s decline of 0.5% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 1.4% for the six months ended June 30, 2013, can be attributed to a lesser decrease in the value of the euro versus the U.S. dollar during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net investment income (loss)	$(11,443)	$(18,867)
Management fee	12,148	19,964
Net realized gain (loss)	44,885	(28,362)
Change in net unrealized appreciation/depreciation	(70,368)	(124,286)
Net income (loss)	$(36,926)	$(171,515)

The Fund’s net income increased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to a lesser decrease in the value of the euro versus the U.S. dollar during the six months ended June 30, 2014.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$2,795,026	$4,227,995
NAV end of period	$1,997,051	$3,183,279
Percentage change in NAV	(28.5)%	(24.7)%
Shares outstanding beginning of period	150,014	150,014
Shares outstanding end of period	100,014	150,014
Percentage change in shares outstanding	(33.3)%	0.0%
Shares created	—	50,000
Shares redeemed	50,000	50,000
Per share NAV beginning of period	$18.63	$28.18
Per share NAV end of period	$19.97	$21.22
Percentage change in per share NAV	7.2%	(24.7)%
Percentage change in benchmark	3.9%	(12.6)%
Benchmark annualized volatility	6.7%	14.3%

During the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 150,014 outstanding Shares at December 31, 2013 to 100,014 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the six months ended June 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to June 30, 2013.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 7.2% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 24.7% for the six months ended June 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on February 3, 2014 at $20.21 per Share and reached its low for the period on January 9, 2014 at $18.80 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on January 8, 2013 at $27.97 per Share and reached its low for the period on May 17, 2013 at $19.65 per Share.

The benchmark’s rise of 3.9% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 12.6% for the six months ended June 30, 2013, can be attributed to an increase in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net investment income (loss)	$(12,488)	$(17,287)
Management fee	13,309	18,530
Net realized gain (loss)	(21,518)	(1,674,519)
Change in net unrealized appreciation/depreciation	211,681	504,268
Net income (loss)	$177,675	$(1,187,538)

The Fund’s net income increased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to an increase in the value of the Japanese yen versus the U.S. dollar during the six months ended June 30, 2014.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$270,398,554	$137,657,464
NAV end of period	$98,364,760	$174,808,019
Percentage change in NAV	(63.6)%	27.0%
Shares outstanding beginning of period	9,474,812	1,640,001
Shares outstanding end of period	5,174,812	3,124,812
Percentage change in shares outstanding	(45.4)%	90.5%
Shares created	3,875,000	5,270,000
Shares redeemed	8,175,000	3,785,189
Per share NAV beginning of period	$28.54	$83.94
Per share NAV end of period	$19.01	$55.94
Percentage change in per share NAV	(33.4)%	(33.4)%
Percentage change in benchmark	(32.8)%	(33.6)%
Benchmark annualized volatility	49.5%	68.3%

During the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,474,812 outstanding Shares at December 31, 2013 to 5,174,812 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2013, the increase in the Fund’s NAV resulted from an increase from 1,640,001 outstanding Shares at December 31, 2012 to 3,124,812 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 33.4% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 33.4% for the six months ended June 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on February 5, 2014 at $36.25 per Share and reached its low for the period on June 30, 2014 at $19.01 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $76.11 per Share and reached its low for the period on May 7, 2013 at $49.08 per Share.

The benchmark’s decline of 32.8% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 33.6% for the six months ended June 30, 2013, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net investment income (loss)	$(579,835)	$(762,571)
Management fee	614,049	806,110
Net realized gain (loss)	(25,436,108)	(44,249,575)
Change in net unrealized appreciation/depreciation	10,032,087	1,448,578
Net income (loss)	$(15,983,856)	$(43,563,568)

The Fund’s net income increased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures contracts on the VIX future curve during the six months ended June 30, 2014.

ProShares VIX Mid-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$51,134,323	$37,302,992
NAV end of period	$40,535,994	$72,133,381
Percentage change in NAV	(20.7)%	93.4%
Shares outstanding beginning of period	2,650,005	1,075,005
Shares outstanding end of period	2,625,005	2,550,005
Percentage change in shares outstanding	(0.9)%	137.2%
Shares created	1,850,000	2,700,000
Shares redeemed	1,875,000	1,225,000
Per share NAV beginning of period	$19.30	$34.70
Per share NAV end of period	$15.44	$28.29
Percentage change in per share NAV	(20.0)%	(18.5)%
Percentage change in benchmark	(19.5)%	(18.2)%
Benchmark annualized volatility	22.4%	26.6%

During the six months ended June 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,650,005 outstanding Shares at December 31, 2013 to 2,625,005 outstanding Shares at June 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the six months ended June 30, 2013, the increase in the Fund’s NAV resulted from an increase from 1,075,005 outstanding Shares at December 31, 2012 to 2,550,005 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 20.0% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 18.5% for the six months ended June 30, 2013, was primarily due to a greater depreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on February 5, 2014 at $21.39 per Share and reached its low for the period on June 30, 2014 at $15.44 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $32.37 per Share and reached its low for the period on May 7, 2013 at $24.07 per Share.

The benchmark’s decline of 19.5% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 18.2% for the six months ended June 30, 2013, can be attributed to a greater decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net investment income (loss)	$(207,195)	$(224,269)
Management fee	217,448	238,020
Net realized gain (loss)	(12,062,604)	(12,745,775)
Change in net unrealized appreciation/depreciation	1,400,878	7,047,772
Net income (loss)	$(10,868,921)	$(5,922,272)

The Fund’s net income decreased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to a greater decline in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the six months ended June 30, 2014.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$226,233,584	$84,716,132
NAV end of period	$295,261,247	$215,235,917
Percentage change in NAV	30.5%	154.1%
Shares outstanding beginning of period	3,372,389	105,202
Shares outstanding end of period	11,120,099	747,389
Percentage change in shares outstanding	229.7%	610.4%
Shares created	14,325,000	3,337,500
Shares redeemed	6,577,290	2,695,313
Per share NAV beginning of period	$67.08	$805.27
Per share NAV end of period	$26.55	$287.98
Percentage change in per share NAV	(60.4)%	(64.2)%
Percentage change in benchmark	(32.8)%	(33.6)%
Benchmark annualized volatility	49.3%	68.3%

During the six months ended June 30, 2014, the increase in the Fund’s NAV resulted from an increase from 3,372,389 outstanding Shares at December 31, 2013 to 11,120,099 outstanding Shares at June 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the six months ended June 30, 2013, the increase in the Fund’s NAV resulted from an increase from 105,202 outstanding Shares at December 31, 2012 to 747,389 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 60.4% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV decrease of 64.2% for the six months ended June 30, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on February 5, 2014 at $104.52 per Share and reached its low for the period on June 30, 2014 at $26.55 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $652.24 per Share and reached its low for the period on May 7, 2013 at $230.60 per Share.

The benchmark’s decline of 32.8% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 33.6% for the six months ended June 30, 2013, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net investment income (loss)	$(2,503,175)	$(2,463,204)
Management fee	1,375,179	1,277,454
Brokerage commission	1,169,928	1,221,816
Net realized gain (loss)	(250,709,223)	(104,906,019)
Change in net unrealized appreciation/depreciation	(16,527,391)	882,973
Net income (loss)	$(269,739,789)	$(106,486,250)

The Fund’s net income decreased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to a decline in the prices of the near-term futures contracts on the VIX futures curve in conjunction with a significant increase in shares outstanding during the six months ended June 30, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
NAV beginning of period	$141,751,202	$82,663,633
NAV end of period	$181,236,514	$117,395,722
Percentage change in NAV	27.9%	42.0%
Shares outstanding beginning of period	2,100,040	2,500,040
Shares outstanding end of period	2,050,040	3,000,040
Percentage change in shares outstanding	(2.4)%	20.0%
Shares created	3,950,000	7,700,000
Shares redeemed	4,000,000	7,200,000
Per share NAV beginning of period	$67.50	$33.06
Per share NAV end of period	$88.41	$39.13
Percentage change in per share NAV	31.0%	18.4%
Percentage change in benchmark	(32.8)%	(33.6)%
Benchmark annualized volatility	49.5%	68.3%

During the six months ended June 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 2,100,040 outstanding Shares at December 31, 2013 to 2,050,040 outstanding Shares at June 30, 2014. By comparison, during the six months ended June 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 2,500,040 outstanding Shares at December 31, 2012 to 3,000,040 outstanding Shares at June 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the six months ended June 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 31.0% for the six months ended June 30, 2014, as compared to the Fund’s per Share NAV increase of 18.4% for the six months ended June 30, 2013, was primarily due to a greater appreciation in the value of the assets of the fund during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 30, 2014 at $88.41 per Share and reached its low for the period on February 5, 2014 at $50.78 per Share. By comparison, during the six months ended June 30, 2013, the Fund’s per Share NAV reached its high for the period on April 12, 2013 at $50.45 per Share and reached its low for the period on June 24, 2013 at $35.51 per Share.

The benchmark’s decline of 32.8% for the six months ended June 30, 2014, as compared to the benchmark’s decline of 33.6% for the six months ended June 30, 2013, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX Futures curve during the six months ended June 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the six months ended June 30, 2014 and 2013:

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

Net investment income (loss)	$(1,511,150)	$(509,619)
Management fee	990,622	323,063
Brokerage commission	564,757	203,189
Net realized gain (loss)	76,278,010	21,077,200
Change in net unrealized appreciation/depreciation	799,651	749,584
Net income (loss)	$75,566,511	$21,317,165

The Fund’s net income increased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to a decline in the prices of the near-term futures contracts on the VIX Futures curve in conjunction with a significant increase in shares outstanding during the six months ended June 30, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of June 30, 2014 and 2013, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort Bloomberg Commodity:

As of June 30, 2014 and 2013, the ProShares UltraShort Bloomberg Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Bloomberg Commodity Index. The following tables provide information about the Fund’s short swap positions as of June 30, 2014 and 2013, which were sensitive to commodity price risk.

Swap Agreements as of June 30, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Short	$134.6268	$(2,595,868)
Bloomberg Commodity Index	Goldman Sachs International	Short	134.6268	(2,767,667)
Bloomberg Commodity Index	UBS AG	Short	134.6268	(1,138,280)

Swap Agreements as of June 30, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Short	$124.4651	$(2,097,156)
Bloomberg Commodity Index	Goldman Sachs International	Short	$124.4651	(4,702,593)
Bloomberg Commodity Index	UBS AG	Short	$124.4651	(1,097,705)

The June 30, 2014 and 2013 short swap notional values are calculated by multiplying units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2014 (the “Form 10-K”), for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Crude Oil:

As of June 30, 2014 and 2013, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2014
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2014	2,920	$104.73	1,000	$(305,811,600)

Swap Agreements as of June 30, 2014
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	272.2784	$(116,423,779)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	272.2784	(127,285,152)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A	Short	272.2784	(59,190,848)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	272.2784	(116,599,880)

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	September 2013	2,108	$96.44	1,000	$(203,295,520)

Swap Agreements as of June 30, 2013
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	$234.5052	$(41,002,905)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	$234.5052	(131,067,619)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	$234.5052	(44,714,076)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	$234.5052	(82,852,782)

The June 30, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2014 and 2013 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Natural Gas:

As of June 30, 2014 and 2013, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2014
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2014	2,238	$4.44	10,000	$(99,367,200)

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	September 2013	1,120	$3.56	10,000	$(39,860,800)

The June 30, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Gold:

As of June 30, 2014 and 2013, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2014
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2014	2	$1,322.00	100	$(264,400)

Forward Agreements as of June 30, 2014
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,315.02	$(78,243,690)

0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,315 .02	(32,083,858)

0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,315 .02	(19,330,794)

0.995 Fine Troy Ounce Gold	UBS AG	Short	1,315 .02	(37,543,821)

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2013	2	$1,223.70	100	$(244,740)

Forward Agreements as of June 30, 2013
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,192.02	$(191,319,210)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,192.02	(56,856,970)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,192.02	(48,157,608)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,192.02	(44,998,755)

The June 30, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2014 and 2013 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of June 30, 2014 and 2013, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2014
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2014	2	$21.056	5,000	$(210,560)

Forward Agreements as of June 30, 2014
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$20.8726	$(55,521,116)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	20.8726	(18,253,089)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	20.8726	(10,895,497)
0.999 Fine Troy Ounce Silver	UBS AG	Short	20.8726	(19,495,008)

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	September 2013	2	$19.470	5,000	$(194,700)

Forward Agreements as of June 30, 2013
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$18.8631	$(121,534,953)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	18.8631	(7,875,344)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	18.8631	(32,595,437)
0.999 Fine Troy Ounce Silver	UBS AG	Short	18.8631	(5,621,204)

The June 30, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2014 and 2013 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with (decreases) increases in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Commodity:

As of June 30, 2014 and 2013, the ProShares Ultra Bloomberg Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Bloomberg Commodity Index. The following tables provide information about the Fund’s swap positions as of June 30, 2014 and 2013, which were sensitive to commodity price risk.

Swap Agreements as of June 30, 2014
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Long	$134.6268	$3,598,575
Bloomberg Commodity Index	Goldman Sachs International	Long	134.6268	3,955,878
Bloomberg Commodity Index	UBS AG	Long	134.6268	1,276,872

Swap Agreements as of June 30, 2013
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Long	$124.4651	$1,822,734
Bloomberg Commodity Index	Goldman Sachs International	Long	$124.4651	3,776,452
Bloomberg Commodity Index	UBS AG	Long	$124.4651	2,113,290

The June 30, 2014 and 2013 swap notional values are calculated by multiplying units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Crude Oil:

As of June 30, 2014 and 2013, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2014
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2014	842	$104 .73	1,000	$88,182,660

Swap Agreements as of June 30, 2014
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	$272.2784	$31,823,119
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	272.2784	27,268,424
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	272.2784	17,530,561
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	272.2784	31,095,182

Futures Positions as of June 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	September 2013	1,553	$96.44	1,000	$149,771,320

Swap Agreements as of June 30, 2013
Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	$234.5052	$62,000,092
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	$234.5052	91,806,162
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	$234.5052	36,864,746
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	$234.5052	96,863,044

The June 30, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2014 and 2013 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Natural Gas:

As of June 30, 2014 and 2013, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2014
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2014	953	$4 .44	10,000	$42,313,200

Futures Positions as of June 30, 2013
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	September 2013	2,368	$3.56	10,000	$84,277,120

The June 30, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Gold:

As of June 30, 2014 and 2013, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2014
Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2014	2	$1,322 .00	100	$264,400

Forward Agreements as of June 30, 2014
Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,315 .02	$143,994,690
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,315 .02	54,205,124
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,315 .02	28,272,930
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,315 .02	44,184,672

Futures Positions as of June 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2013	2	$1,223.70	100	$244,740

Forward Agreements as of June 30, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,192.02	$193,941,654
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,192.02	24,221,846
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,192.02	34,926,186
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,192.02	25,866,834

The June 30, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2014 and 2013 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of June 30, 2014 and 2013, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2014	1	$21.056	5,000	$105,280

Forward Agreements as of June 30, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$20.8726	$544,294,790
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	20.8726	165,515,543
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	20.8726	105,427,503
0.999 Fine Troy Ounce Silver	UBS AG	Long	20.8726	186,663,662

Futures Positions as of June 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	September 2013	2	$19.470	5,000	$194,700

Forward Agreements as of June 30, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$18.8631	$514,698,547
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	18.8631	87,502,148
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	18.8631	159,298,880
0.999 Fine Troy Ounce Silver	UBS AG	Long	18.8631	90,071,303

The June 30, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The June 30, 2014 and 2013 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of June 30, 2014 and 2013, each of the Currency Fund’s positions were as follows:

ProShares Short Euro:

As of June 30, 2014 and 2013, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2014 and 2013, which were sensitive to exchange rate price risk.

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	September 2014	83	$1.3698	125,000	$(14,211,675)

Futures Positions as of June 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	September 2013	23	$1.3023	125,000	$(3,744,113)

The June 30, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:

As of June 30, 2014 and 2013, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2014 and 2013, which were sensitive to exchange rate price risk.

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	September 2014	429	$93.76	1,000	$(40,223,040)

Futures Positions as of June 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	September 2013	512	$91.07	1,000	$(46,627,840)

The June 30, 2014 and 2013 short futures notional value is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional value will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of June 30, 2014 and 2013, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2014 and 2013, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/11/14	28,302,000	1.3694	$38,755,476
Euro	UBS AG	Long	07/11/14	27,582,600	1.3694	37,770,362
Euro	Goldman Sachs International	Short	07/11/14	(351,137,125)	1.3694	(480,831,260)
Euro	UBS AG	Short	07/11/14	(347,608,700)	1.3694	(475,999,595)

Foreign Currency Forward Contracts as of June 30, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/12/13	44,814,400	1.3016	$58,332,335
Euro	UBS AG	Long	07/12/13	34,423,300	1.3016	44,806,836
Euro	Goldman Sachs International	Short	07/12/13	(422,574,325)	1.3016	(550,040,774)
Euro	UBS AG	Short	07/12/13	(439,602,400)	1.3016	(572,205,246)

The June 30, 2014 and 2013 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of June 30, 2014 and 2013, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2014 and 2013, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/11/14	4,021,491,200	0.009872	$39,699,116
Yen	UBS AG	Long	07/11/14	3,928,152,500	0.009872	38,777,700
Yen	Goldman Sachs International	Short	07/11/14	(39,448,933,400)	0.009872	(389,429,615)
Yen	UBS AG	Short	07/11/14	(40,348,769,000)	0.009872	(398,312,558)

Foreign Currency Forward Contracts as of June 30, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/12/13	8,350,733,600	0.010082	$84,194,393
Yen	UBS AG	Long	07/12/13	16,247,876,600	0.010082	163,815,560
Yen	Goldman Sachs International	Short	07/12/13	(62,614,065,100)	0.010082	(631,292,223)
Yen	UBS AG	Short	07/12/13	(66,314,387,400)	0.010082	(668,599,890)

The June 30, 2014 and 2013 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Australian Dollar:

As of June 30, 2014 and 2013, the ProShares Ultra Australian Dollar Fund was exposed to exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2014 and 2013, which were sensitive to exchange rate price risk.

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Long	September 2014	77	$93.76	1,000	$7,219,520

Futures Positions as of June 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Long	September 2013	72	$91.07	1,000	$6,557,040

The June 30, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of June 30, 2014 and 2013, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of June 30, 2014 and 2013, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/11/14	733,425	1.3694	$1,004,319
Euro	UBS AG	Long	07/11/14	3,046,300	1.3694	4,171,465
Euro	Goldman Sachs International	Short	07/11/14	(30,700)	1.3694	(42,040)

Foreign Currency Forward Contracts as of June 30, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	07/12/13	1,560,125	1.3016	$2,030,725
Euro	UBS AG	Long	07/12/13	4,001,900	1.3016	5,209,044
Euro	Goldman Sachs International	Short	07/12/13	(113,700)	1.3106	(147,997)
Euro	UBS AG	Short	07/12/13	(39,200)	1.3106	(51,024)

The June 30, 2014 and 2013 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of June 30, 2014 and 2013, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of June 30, 2014 and 2013, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of June 30, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/11/14	291,065,100	0.009872	$2,873,319
Yen	UBS AG	Long	07/11/14	317,397,400	0.009872	3,133,265
Yen	Goldman Sachs International	Short	07/11/14	(202,709,800)	0.009872	(2,001,098)
Yen	UBS AG	Short	07/11/14	(1,488,900)	0.009872	(14,698)

Foreign Currency Forward Contracts as of June 30, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	07/12/13	335,178,000	0.010082	$3,379,357
Yen	UBS AG	Long	07/12/13	340,182,000	0.010082	3,429,808
Yen	Goldman Sachs International	Short	07/12/13	(30,988,700)	0.010082	(312,437)
Yen	UBS AG	Short	07/12/13	(13,025,800)	0.010082	(131,330)

The June 30, 2014 and 2013 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of June 30, 2014 and 2013, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF

As of June 30, 2014 and 2013, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2014 and 2013, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2014	4,028	$12.45	1,000	$50,148,600
VIX Futures (CBOE)	Long	August 2014	3,624	13.35	1,000	48,380,400

Futures Positions as of June 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2013	5,513	$18.05	1,000	$99,509,650
VIX Futures (CBOE)	Long	August 2013	4,009	18.90	1,000	75,770,100

The June 30, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Mid-Term Futures ETF

As of June 30, 2014 and 2013, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2014 and 2013, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2014	450	$15.00	1,000	$6,750,000
VIX Futures (CBOE)	Long	November 2014	855	15.60	1,000	13,338,000
VIX Futures (CBOE)	Long	December 2014	855	16.00	1,000	13,680,000
VIX Futures (CBOE)	Long	January 2015	405	16.70	1,000	6,763,500

Futures Positions as of June 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2013	667	$20.35	1,000	$13,573,450
VIX Futures (CBOE)	Long	November 2013	1,152	20.70	1,000	23,846,400
VIX Futures (CBOE)	Long	December 2013	1,152	21.00	1,000	24,192,000
VIX Futures (CBOE)	Long	January 2014	485	21.70	1,000	10,524,500

The June 30, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra VIX Short-Term Futures ETF

As of June 30, 2014 and 2013, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these VIX futures contracts as of June 30, 2014 and 2013, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2014	24,158	$12.45	1,000	$300,767,100
VIX Futures (CBOE)	Long	August 2014	21,742	13.35	1,000	290,255,700

Futures Positions as of June 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2013	13,560	$18.05	1,000	$244,758,000
VIX Futures (CBOE)	Long	August 2013	9,859	18.90	1,000	186,335,100

The June 30, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF

As of June 30, 2014 and 2013, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of June 30, 2014 and 2013, which were sensitive to equity market volatility risk.

Futures Positions as of June 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	July 2014	7,404	$12.45	1,000	$(92,179,800)
VIX Futures (CBOE)	Short	August 2014	6,657	13.35	1,000	(88,870,950)

Futures Positions as of June 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	July 2013	3,687	$18.05	1,000	$(66,550,350)
VIX Futures (CBOE)	Short	August 2013	2,681	18.90	1,000	(50,670,900)

The June 30, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

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

Primary Market Risk Exposure

The primary market risks that the Funds are exposed to depend on each Fund’s investment objective and corresponding benchmark. For example, the primary market risk that the ProShares UltraShort Bloomberg Crude Oil and the ProShares Ultra Bloomberg Crude Oil Funds are exposed to are inverse and direct exposure, respectively, to the price of crude oil as measured by the return of holding and periodically rolling crude oil futures contracts (the Bloomberg Commodity Index and its sub-indexes are based on the price of rolling futures positions, rather than on the cash price for immediate delivery of the corresponding commodity).

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of June 30, 2014, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

(b)

The Trust initially registered Shares on its Registration Statement on Form S-1 (File No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (File No. 333- 156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all registered Shares and re-allocated the remaining amount of the registered Shares among the Funds listed on its Registration Statement on Form S-3 (File No. 333-163511), which became effective on December 4, 2009. It then registered additional Shares and/or added Funds pursuant to post-effective amendments to that Registration Statement on Form S-3, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a Registration Statement on Form S-1 (File No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a post-effective amendment to the Registration Statement on Form S-3 (File No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil and terminated the offerings for certain publicly offered Funds and certain Funds that had never been publicly offered. New offerings for those Funds that had been publicly offered were registered on an accompanying Registration Statement on Form S-1 (File No. 333-176878), which was also declared effective on June 26, 2012. On September 24, 2012, a Registration Statement on Form S-1 (File No. 333-183672) was declared effective, which registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF. This registration statement (File No. 333-183672) was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-176878). On September 27, 2012, a Registration Statement on Form S-3 (File No. 333-183674) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro. This registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-163511). On September 28, 2012, a post-effective amendment to a Registration Statement on Form S-1 (File No. 333-178707) was declared effective, terminating the proposed offerings of several unlaunched currency funds. On January 30, 2013, a Registration Statement on Form S-1 (File No. 333-185288) was declared effective. That registration statement, which registered additional Shares to ProShares Short VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statements (File Nos. 333-183672 and 333-178707). Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (File No. 333-193672) and Form S-3 Registration Statement (File No. 333-183674). On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy. On April 29, 2013, a Registration Statement on Form S-3 (File No. 333-187820) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (File 333-188215) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (File No. 333-189967) was declared effective, which registered additional Shares for ProShares Bloomberg Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-187820). On May 6, 2014, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-188215) was declared effective, updating the Form S-1 Registration Statement by, among other things, incorporating by reference the audited financial statements for the fiscal year ended

December 31, 2013. The post-effective amendment did not register any additional shares. On July 30, 2014, a Registration Statement on Form S-1 (File No. 333-196884) was declared effective, which partially terminated registered and unissued Shares of ProShares VIX Mid-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Euro, ProShares Ultra Yen and ProShares UltraShort Bloomberg Commodity. That registration statement was a combined prospectus and acted as a post-effective amendment to two Form S-1 registration statements (File Nos. 333-188215 and 333-185288). On July 30, 2014, a Registration Statement on Form S-3 (File No. 333-196885) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro and partially terminated registered and unissued Shares of ProShares Ultra Gold, ProShares Ultra Silver and ProShares UltraShort Silver. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-189967). Through the July 30, 2014 filings, ProShares Short VIX Short-Term Futures ETF was transferred from the Form S-1 to the Form S-3. Thus, as of July 31, 2014, the Trust continued to have two effective registration statements outstanding: 1) a Form S-1 Registration Statement (No. 333-196884); and 2) a Form S-3 Registration Statement (No. 333-196885).

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

Title of Securities Registered	Amount Registered As of June 30, 2014	Shares Sold For the Three Months Ended June 30, 2014	Sale Price of Shares Sold For the Three Months Ended June 30, 2014
ProShares UltraShort Bloomberg Commodity*
Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares UltraShort Bloomberg Crude Oil*
Common Units of Beneficial Interest	$3,275,000,000	6,900,000	$183,543,630
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest	$570,000,000	300,000	$11,393,686
ProShares UltraShort Gold
Common Units of Beneficial Interest	$1,000,000,000	100,000	$9,313,585
ProShares UltraShort Silver*
Common Units of Beneficial Interest	$2,700,000,000	150,000	$13,026,765
ProShares Short Euro
Common Units of Beneficial Interest	$200,000,000	200,000	$7,104,479
ProShares UltraShort Australian Dollar
Common Units of Beneficial Interest	$200,000,000	—	$—
ProShares UltraShort Euro*
Common Units of Beneficial Interest	$2,753,506,872	2,050,000	$35,202,028
ProShares UltraShort Yen
Common Units of Beneficial Interest	$1,800,000,000	300,000	$19,763,166
ProShares Ultra Bloomberg Commodity*
Common Units of Beneficial Interest	$300,000,000	50,000	$1,134,916
ProShares Ultra Bloomberg Crude Oil*
Common Units of Beneficial Interest	$4,408,246,073	850,000	$31,259,828
ProShares Ultra Bloomberg Natural Gas	$680,000,000	200,000	$9,318,331
Common Units of Beneficial Interest
ProShares Ultra Gold*
Common Units of Beneficial Interest	$1,000,000,000	50,000	$2,340,961
ProShares Ultra Silver*
Common Units of Beneficial Interest	$3,300,000,000	400,000	$23,612,553
ProShares Ultra Australian Dollar
Common Units of Beneficial Interest	$200,000,000	—	$—
ProShares Ultra Euro*
Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares Ultra Yen*
Common Units of Beneficial Interest	$500,000,000	—	$—
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$3,250,000,000	2,400,000	$57,697,492
ProShares VIX Mid-Term Futures ETF*
Common Units of Beneficial Interest	$1,300,000,000	750,000	$12,589,940
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$8,000,000,000	9,550,000	$427,547,460
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$2,750,000,000	1,100,000	$84,632,526
Total:	$39,186,752,945	25,350,000	$929,481,346

*	On July 30, 2014, a Registration Statement on Form S-1 (File No. 333-196884) and a Registration Statement on Form S-3 (No. 333-196885) were declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil (increasing its total amount registered to $4,608,246,073), ProShares UltraShort Bloomberg Crude Oil (increasing its total amount registered to $4,275,000,000) and ProShares UltraShort Euro (increasing its total amount registered to $2,953,506,872) and partially terminated registered and unissued Shares of ProShares Ultra Gold (decreasing its total amount registered to $700,000,000), ProShares Ultra Silver (decreasing its total amount registered to $3,100,000,000), ProShares UltraShort Silver (decreasing its total amount registered to $2,600,000,000), ProShares VIX Mid-Term Futures ETF (decreasing its total amount registered to $1,100,000,000), ProShares Ultra Bloomberg Commodity (decreasing its total amount registered to $200,000,000), ProShares ProShares UltraShort Bloomberg Commodity (decreasing its total amount registered to $300,000,000), ProShares Ultra Euro (decreasing its total amount registered to $300,000,000) and ProShares Ultra Yen (decreasing its total amount registered to $300,000,000).

(c) From April 1, 2014 to June 30, 2014, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares UltraShort Bloomberg Commodity
04/01/14 to 04/30/14	—	$—
05/01/14 to 05/31/14	—	$—
06/01/14 to 06/30/14	—	$—
ProShares UltraShort Bloomberg Crude Oil
04/01/14 to 04/30/14	1,600,000	$28.49
05/01/14 to 05/31/14	850,000	$28.48
06/01/14 to 06/30/14	900,000	$25.12
ProShares UltraShort Bloomberg Natural Gas
04/01/14 to 04/30/14	100,000	$43.21
05/01/14 to 05/31/14	350,000	$42.21
06/01/14 to 06/30/14	300,000	$40.02
ProShares UltraShort Gold
04/01/14 to 04/30/14	200,000	$86.33
05/01/14 to 05/31/14	50,000	$88.29
06/01/14 to 06/30/14	150,000	$86.18
ProShares UltraShort Silver
04/01/14 to 04/30/14	150,000	$84.13
05/01/14 to 05/31/14	150,000	$88.23
06/01/14 to 06/30/14	—	$—
ProShares Short Euro
04/01/14 to 04/30/14	—	$—
05/01/14 to 05/31/14	—	$—
06/01/14 to 06/30/14	—	$—
ProShares UltraShort Australian Dollar
04/01/14 to 04/30/14	—	$—
05/01/14 to 05/31/14	—	$—
06/01/14 to 06/30/14	—	$—
ProShares UltraShort Euro
04/01/14 to 04/30/14	—	$—
05/01/14 to 05/31/14	—	$—
06/01/14 to 06/30/14	500,000	$17.17
ProShares UltraShort Yen
04/01/14 to 04/30/14	550,000	$67.23
05/01/14 to 05/31/14	—	$—
06/01/14 to 06/30/14	300,000	$65.79
ProShares Ultra Bloomberg Commodity
04/01/14 to 04/30/14	—	$—
05/01/14 to 05/31/14	—	$—
06/01/14 to 06/30/14	—	$—
ProShares Ultra Bloomberg Crude Oil
04/01/14 to 04/30/14	350,000	$36.07
05/01/14 to 05/31/14	500,000	$35.42
06/01/14 to 06/30/14	450,000	$37.45
ProShares Ultra Bloomberg Natural Gas
04/01/14 to 04/30/14	150,000	$49.95
05/01/14 to 05/31/14	50,000	$48.51
06/01/14 to 06/30/14	—	$—
ProShares Ultra Gold
04/01/14 to 04/30/14	—	$—
05/01/14 to 05/31/14	150,000	$44.83
06/01/14 to 06/30/14	—	$—
ProShares Ultra Silver
04/01/14 to 04/30/14	50,000	$65.88
05/01/14 to 05/31/14	100,000	$62.67
06/01/14 to 06/30/14	500,000	$66.58
ProShares Ultra Australian Dollar
04/01/14 to 04/30/14	—	$—
05/01/14 to 05/31/14	—	$—
06/01/14 to 06/30/14	—	$—
ProShares Ultra Euro
04/01/14 to 04/30/14	—	$—
05/01/14 to 05/31/14	—	$—
06/01/14 to 06/30/14	—	$—
ProShares Ultra Yen
04/01/14 to 04/30/14	—	$—
05/01/14 to 05/31/14	—	$—
06/01/14 to 06/30/14	50,000	$19.51
ProShares VIX Short-Term Futures ETF
04/01/14 to 04/30/14	550,000	$28.84
05/01/14 to 05/31/14	200,000	$24.93
06/01/14 to 06/30/14	650,000	$20.28
ProShares VIX Mid-Term Futures ETF
04/01/14 to 04/30/14	350,000	$18.33
05/01/14 to 05/31/14	450,000	$17.54
06/01/14 to 06/30/14	450,000	$16.19
ProShares Ultra VIX Short-Term Futures ETF
04/01/14 to 04/30/14	2,200,000	$63.80
05/01/14 to 05/31/14	250,000	$46.18
06/01/14 to 06/30/14	1,250,000	$30.98
ProShares Short VIX Short-Term Futures ETF
04/01/14 to 04/30/14	450,000	$63.32
05/01/14 to 05/31/14	950,000	$69.39
06/01/14 to 06/30/14	1,100,000	$87.30
Total:	17,350,000	$45.74

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item  5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(2)

(1)	Filed herewith.
(2)	In accordance with Rule 402 of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By:	Todd Johnson
Principal Executive Officer

Date:	August 11, 2014

/s/ Edward Karpowicz
By:	Edward Karpowicz
Principal Financial Officer

Date:	August 11, 2014