Form 10-Q
period 2014-09-30
ProShares Trust II
filed 2014-11-07
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2014.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$578,943	$374,245
Short-term U.S. government and agency obligations (Note 3) (cost $3,221,884 and $3,453,851, respectively)	3,221,933	3,453,890
Unrealized appreciation on swap agreements	351,391	—

Total assets	4,152,267	3,828,135

Liabilities and shareholders’ equity
Liabilities
Management fee payable	3,083	3,043
Unrealized depreciation on swap agreements	—	27,665

Total liabilities	3,083	30,708

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,149,184	3,797,427

Total liabilities and shareholders’ equity	$4,152,267	$3,828,135

Shares outstanding	59,997	59,997

Net asset value per share	$69.16	$63.29

Market value per share (Note 2)	$67.85	$58.41

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(78% of shareholders’ equity)
U.S. Treasury Bills:
0.037% due 10/23/14†	$621,000	$620,992
0.036% due 11/13/14†	1,478,000	1,477,974
0.028% due 12/04/14	246,000	245,993
0.015% due 12/11/14†	877,000	876,974

Total short-term U.S. government and agency obligations (cost $3,221,884)		$3,221,933

Swap Agreements^

	Rate Paid (Received)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.25%	10/06/14	$(3,142,104)	$138,092
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	10/06/14	(3,692,948)	151,279
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	10/06/14	(1,467,635)	62,020

				$351,391

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of September 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$295	$416	$947	$1,651

Expenses
Management fee	8,827	8,866	24,737	24,901

Total expenses	8,827	8,866	24,737	24,901

Net investment income (loss)	(8,532)	(8,450)	(23,790)	(23,250)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	502,112	13,664	(3,522)	472,331
Short-term U.S. government and agency obligations	3	22	3	24

Net realized gain (loss)	502,115	13,686	(3,519)	472,355

Change in net unrealized appreciation/depreciation on
Swap agreements	401,110	(212,120)	379,056	51,626
Short-term U.S. government and agency obligations	75	91	10	(268)

Change in net unrealized appreciation/depreciation	401,185	(212,029)	379,066	51,358

Net realized and unrealized gain (loss)	903,300	(198,343)	375,547	523,713

Net income (loss)	$894,768	$(206,793)	$351,757	$500,463

Net income (loss) per weighted-average share	$14.91	$(3.45)	$5.86	$8.34

Weighted-average shares outstanding	59,997	59,997	59,997	59,997

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$3,797,427

Net investment income (loss)	(23,790)
Net realized gain (loss)	(3,519)
Change in net unrealized appreciation/depreciation	379,066

Net income (loss)	351,757

Shareholders’ equity, at September 30, 2014	$4,149,184

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$351,757	$500,463
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	231,967	(393,331)
Change in unrealized appreciation/depreciation on investments	(379,066)	(51,358)
Increase (Decrease) in management fee payable	40	276

Net cash provided by (used in) operating activities	204,698	56,050

Net increase (decrease) in cash	204,698	56,050
Cash, beginning of period	374,245	296,119

Cash, end of period	$578,943	$352,169

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$1,380,259	$1,872,915
Segregated cash balances with brokers for futures contracts	5,449,950	7,633,395
Short-term U.S. government and agency obligations (Note 3) (cost $182,779,226 and $247,573,678, respectively)	182,780,326	247,584,623
Unrealized appreciation on swap agreements	1,336,940	—
Receivable on open futures contracts	5,351,442	1,503,943

Total assets	196,298,917	258,594,876

Liabilities and shareholders’ equity
Liabilities
Management fee payable	158,854	201,827
Unrealized depreciation on swap agreements	—	2,332,900

Total liabilities	158,854	2,534,727

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	196,140,063	256,060,149

Total liabilities and shareholders’ equity	$196,298,917	$258,594,876

Shares outstanding	6,369,944	8,069,944

Net asset value per share	$30.79	$31.73

Market value per share (Note 2)	$30.60	$31.58

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(93% of shareholders’ equity)
U.S. Treasury Bills:
0.037% due 10/23/14†	$9,098,000	$9,097,889
0.030% due 11/06/14	1,635,000	1,634,967
0.024% due 11/13/14	21,111,000	21,110,622
0.027% due 11/20/14†	28,254,000	28,253,412
0.026% due 11/28/14	10,061,000	10,060,757
0.028% due 12/04/14	3,377,000	3,376,910
0.031% due 12/11/14†	35,189,000	35,187,959
0.010% due 12/18/14†	13,303,000	13,302,424
0.051% due 01/08/15†	7,520,000	7,519,586
0.016% due 02/12/15†	43,184,000	43,180,785
0.006% due 02/19/15†	10,056,000	10,055,015

Total short-term U.S. government and agency obligations (cost $182,779,226)		$182,780,326

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires November 2014	1,835	$167,278,600	$6,498,525

Swap Agreements^

	Rate Paid (Received)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.25%	10/06/14	$(62,351,907)	$386,649
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	10/06/14	(69,441,497)	119,484
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	10/06/14	(23,563,233)	263,194
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	10/06/14	(69,653,790)	567,613

				$1,336,940

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $5,449,950 was pledged to cover margin requirements for open futures contracts as of September 30, 2014.
^	The positions and counterparties herein are as of September 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$24,612	$34,116	$100,900	$82,626

Expenses
Management fee	648,492	1,047,511	2,113,748	1,830,070
Brokerage commissions	15,423	23,477	55,085	49,006

Total expenses	663,915	1,070,988	2,168,833	1,879,076

Net investment income (loss)	(639,303)	(1,036,872)	(2,067,933)	(1,796,450)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	18,002,176	(25,209,929)	(5,265,003)	(28,442,320)
Swap agreements	24,547,568	(60,974,182)	3,969,738	(62,841,295)
Short-term U.S. government and agency obligations	6,685	3,458	17,002	11,757

Net realized gain (loss)	42,556,429	(86,180,653)	(1,278,263)	(91,271,858)

Change in net unrealized appreciation/depreciation on
Futures contracts	11,667,166	9,595,093	7,731,298	12,746,317
Swap agreements	17,442,092	35,068,228	3,669,840	40,295,267
Short-term U.S. government and agency obligations	(1,209)	11,054	(9,845)	8,033

Change in net unrealized appreciation/depreciation	29,108,049	44,674,375	11,391,293	53,049,617

Net realized and unrealized gain (loss)	71,664,478	(41,506,278)	10,113,030	(38,222,241)

Net income (loss)	$71,025,175	$(42,543,150)	$8,045,097	$(40,018,691)

Net income (loss) per weighted-average share	$7.27	$(2.84)	$0.76	$(5.04)

Weighted-average shares outstanding	9,770,487	14,997,661	10,591,189	7,941,189

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$256,060,149
Addition of 14,850,000 shares	421,186,839
Redemption of 16,550,000 shares	(489,152,022)

Net addition (redemption) of (1,700,000) shares	(67,965,183)

Net investment income (loss)	(2,067,933)
Net realized gain (loss)	(1,278,263)
Change in net unrealized appreciation/depreciation	11,391,293

Net income (loss)	8,045,097

Shareholders’ equity, at September 30, 2014	$196,140,063

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$8,045,097	$(40,018,691)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,183,445	(12,641,916)
Net sale (purchase) of short-term U.S. government and agency obligations	64,794,452	(331,957,513)
Change in unrealized appreciation/depreciation on investments	(3,659,995)	(40,303,300)
Decrease (Increase) in receivable on futures contracts	(3,847,499)	(2,100,651)
Increase (Decrease) in management fee payable	(42,973)	297,353
Increase (Decrease) in payable on futures contracts	—	(979,336)

Net cash provided by (used in) operating activities	67,472,527	(427,704,054)

Cash flow from financing activities
Proceeds from addition of shares	421,186,839	738,193,314
Payment on shares redeemed	(489,152,022)	(307,981,814)

Net cash provided by (used in) financing activities	(67,965,183)	430,211,500

Net increase (decrease) in cash	(492,656)	2,507,446
Cash, beginning of period	1,872,915	658,676

Cash, end of period	$1,380,259	$3,166,122

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$497,588	$564,647
Segregated cash balances with brokers for futures contracts	2,846,855	2,384,800
Short-term U.S. government and agency obligations (Note 3) (cost $16,113,388 and $18,274,602, respectively)	16,113,481	18,274,713
Receivable on open futures contracts	242,198	1,520,548

Total assets	19,700,122	22,744,708

Liabilities and shareholders’ equity
Liabilities
Management fee payable	17,102	9,941

Total liabilities	17,102	9,941

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	19,683,020	22,734,767

Total liabilities and shareholders’ equity	$19,700,122	$22,744,708

Shares outstanding	424,952	324,952

Net asset value per share	$46.32	$69.96

Market value per share (Note 2)	$46.48	$69.36

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(82% of shareholders’ equity)
U.S. Treasury Bills:
0.020% due 10/23/14	$1,872,000	$1,871,977
0.037% due 11/06/14	3,708,000	3,707,926
0.022% due 11/13/14	4,966,000	4,965,911
0.045% due 11/20/14	2,619,000	2,618,945
0.013% due 12/11/14	150,000	149,996
0.014% due 02/19/15	2,799,000	2,798,726

Total short-term U.S. government and agency obligations (cost $16,113,388)		$16,113,481

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas – NYMEX, expires November 2014	955	$39,355,550$	(1,869,686)

††	Cash collateral in the amount of $2,846,855 was pledged to cover margin requirements for open futures contracts as of September 30, 2014.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$2,392	$1,267	$15,332	$7,217

Expenses
Management fee	73,623	40,159	352,678	137,353
Brokerage commissions	14,788	9,143	76,540	36,055

Total expenses	88,411	49,302	429,218	173,408

Net investment income (loss)	(86,019)	(48,035)	(413,886)	(166,191)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	13,918,036	2,862,705	2,732,493	254,565
Short-term U.S. government and agency obligations	752	418	5,189	1,419

Net realized gain (loss)	13,918,788	2,863,123	2,737,682	255,984

Change in net unrealized appreciation/depreciation on
Futures contracts	(4,337,530)	(1,862,190)	(2,911,986)	58,149
Short-term U.S. government and agency obligations	519	648	(18)	(343)

Change in net unrealized appreciation/depreciation	(4,337,011)	(1,861,542)	(2,912,004)	57,806

Net realized and unrealized gain (loss)	9,581,777	1,001,581	(174,322)	313,790

Net income (loss)	$9,495,758	$953,546	$(588,208)	$147,599

Net income (loss) per weighted-average share	$15.21	$4.97	$(0.51)	$0.60

Weighted-average shares outstanding	624,408	191,799	1,154,439	244,171

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$22,734,767

Addition of 2,400,000 shares	100,908,495
Redemption of 2,300,000 shares	(103,372,034)

Net addition (redemption) of 100,000 shares	(2,463,539)

Net investment income (loss)	(413,886)
Net realized gain (loss)	2,737,682
Change in net unrealized appreciation/depreciation	(2,912,004)

Net income (loss)	(588,208)

Shareholders’ equity, at September 30, 2014	$19,683,020

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$(588,208)	$147,599
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(462,055)	(286,280)
Net sale (purchase) of short-term U.S. government and agency obligations	2,161,214	(3,616,197)
Change in unrealized appreciation/depreciation on investments	18	343
Decrease (Increase) in receivable on futures contracts	1,278,350	587,465
Increase (Decrease) in management fee payable	7,161	35

Net cash provided by (used in) operating activities	2,396,480	(3,167,035)

Cash flow from financing activities
Proceeds from addition of shares	100,908,495	30,364,906
Payment on shares redeemed	(103,372,034)	(27,245,818)

Net cash provided by (used in) financing activities	(2,463,539)	3,119,088

Net increase (decrease) in cash	(67,059)	(47,947)
Cash, beginning of period	564,647	310,060

Cash, end of period	$497,588	$262,113

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$154,221	$197,647
Segregated cash balances with brokers for futures contracts	10,120	15,950
Short-term U.S. government and agency obligations (Note 3) (cost $76,390,490 and $148,987,995, respectively)	76,390,633	148,988,329
Unrealized appreciation on forward agreements	5,603,080	5,633,053
Receivable on open futures contracts	760	300

Total assets	82,158,814	154,835,279

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	15,275,004
Management fee payable	62,905	123,819

Total liabilities	62,905	15,398,823

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	82,095,909	139,436,456

Total liabilities and shareholders’ equity	$82,158,814	$154,835,279

Shares outstanding	846,978	1,346,978

Net asset value per share	$96.93	$103.52

Market value per share (Note 2)	$98.24	$103.53

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(93% of shareholders’ equity)
U.S. Treasury Bills:
0.003% due 10/23/14	$10,214,000	$10,213,875
0.036% due 11/13/14†	2,641,000	2,640,953
0.019% due 11/20/14†	8,719,000	8,718,818
0.012% due 11/28/14†	2,335,000	2,334,944
0.028% due 12/04/14†	30,068,000	30,067,198
0.010% due 12/18/14†	2,714,000	2,713,882
0.051% due 01/08/15†	995,000	994,945
0.017% due 02/19/15†	13,894,000	13,892,640
0.023% due 03/05/15	4,814,000	4,813,378

Total short-term U.S. government and agency obligations (cost $76,390,490)		$76,390,633

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires December 2014	2	$242,320	$19,400

Forward Agreements^

	Rate Paid (Received)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.17%	10/06/14	$(68,000)	$(82,724,040)	$2,934,951
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.27	10/06/14	(26,998)	(32,843,877)	1,104,499
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.37	10/06/14	(13,700)	(16,666,461)	566,668
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.27	10/06/14	(26,050)	(31,690,607)	996,962

					$5,603,080

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $10,120 was pledged to cover margin requirements for open futures contracts as of September 30, 2014.
^	The positions and counterparties herein are as of September 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$7,015	$13,065	$34,960	$48,373

Expenses
Management fee	192,878	296,972	689,861	892,226
Brokerage commissions	8	8	32	32

Total expenses	192,886	296,980	689,893	892,258

Net investment income (loss)	(185,871)	(283,915)	(654,933)	(843,885)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(1,900)	30,380	(6,330)	95,800
Forward agreements	(4,374,364)	5,990,767	(12,644,226)	39,666,864
Short-term U.S. government and agency obligations	843	2,788	3,054	3,993

Net realized gain (loss)	(4,375,421)	6,023,935	(12,647,502)	39,766,657

Change in net unrealized appreciation/depreciation on
Futures contracts	24,240	(50,640)	4,880	(24,640)
Forward agreements	16,186,588	(44,003,240)	(29,973)	4,052,594
Short-term U.S. government and agency obligations	(2,534)	982	(191)	(1,045)

Change in net unrealized appreciation/depreciation	16,208,294	(44,052,898)	(25,284)	4,026,909

Net realized and unrealized gain (loss)	11,832,873	(38,028,963)	(12,672,786)	43,793,566

Net income (loss)	$11,647,002	$(38,312,878)	$(13,327,719)	$42,949,681

Net income (loss) per weighted-average share	$12.68	$(27.99)	$(12.16)	$27.46

Weighted-average shares outstanding	918,717	1,368,717	1,096,428	1,564,194

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$139,436,456

Addition of 450,000 shares	41,642,791
Redemption of 950,000 shares	(85,655,619)

Net addition (redemption) of (500,000) shares	(44,012,828)

Net investment income (loss)	(654,933)
Net realized gain (loss)	(12,647,502)
Change in net unrealized appreciation/depreciation	(25,284)

Net income (loss)	(13,327,719)

Shareholders’ equity, at September 30, 2014	$82,095,909

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$(13,327,719)	$42,949,681
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	5,830	(2,750)
Net sale (purchase) of short-term U.S. government and agency obligations	72,597,505	(48,555,554)
Change in unrealized appreciation/depreciation on investments	30,164	(4,051,549)
Decrease (Increase) in receivable on futures contracts	(460)	(2,440)
Increase (Decrease) in management fee payable	(60,914)	17,818
Increase (Decrease) in payable on futures contracts	—	(3,980)

Net cash provided by (used in) operating activities	59,244,406	(9,648,774)

Cash flow from financing activities
Proceeds from addition of shares	41,642,791	148,082,137
Payment on shares redeemed	(100,930,623)	(138,335,150)

Net cash provided by (used in) financing activities	(59,287,832)	9,746,987

Net increase (decrease) in cash	(43,426)	98,213
Cash, beginning of period	197,647	175,194

Cash, end of period	$154,221	$273,407

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$194,542	$461,167
Segregated cash balances with brokers for futures contracts	7,150	22,000
Short-term U.S. government and agency obligations (Note 3) (cost $47,308,329 and $114,822,672, respectively)	47,309,314	114,826,066
Unrealized appreciation on forward agreements	12,351,895	—
Receivable on open futures contracts	1,905	2,450

Total assets	59,864,806	115,311,683

Liabilities and shareholders’ equity
Liabilities
Management fee payable	44,006	94,140
Unrealized depreciation on forward agreements	—	2,227,857

Total liabilities	44,006	2,321,997

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	59,820,800	112,989,686

Total liabilities and shareholders’ equity	$59,864,806	$115,311,683

Shares outstanding	558,489	1,258,489

Net asset value per share	$107.11	$89.78

Market value per share (Note 2)	$107.60	$90.19

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(79% of shareholders’ equity)
U.S. Treasury Bills:
0.037% due 10/23/14	$127,000	$126,998
0.039% due 11/06/14	125,000	124,998
0.028% due 11/20/14†	7,862,000	7,861,836
0.027% due 11/28/14†	18,554,000	18,553,552
0.028% due 12/04/14†	1,500,000	1,499,960
0.025% due 12/11/14†	10,169,000	10,168,699
0.042% due 12/18/14†	1,968,000	1,967,915
0.051% due 01/08/15†	992,000	991,945
0.028% due 02/19/15†	6,014,000	6,013,411

Total short-term U.S. government and agency obligations (cost $47,308,329)		$47,309,314

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires December 2014	1	$85,285	$14,690

Forward Agreements^

	Rate Paid (Received)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	(0.17)%	10/06/14	$(3,443,000)	$(58,914,206)	$6,311,898
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	0.05	10/06/14	(1,206,500)	(20,644,422)	2,281,378
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	0.14	10/06/14	(687,000)	(11,755,257)	1,430,359
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	0.07	10/06/14	(1,650,000)	(28,233,315)	2,328,260

					$12,351,895

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $7,150 was pledged to cover margin requirements for open futures contracts as of September 30, 2014.
^	The positions and counterparties herein are as of September 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$5,567	$8,580	$26,362	$47,626

Expenses
Management fee	134,847	219,042	479,955	759,657
Brokerage commissions	9	8	33	32

Total expenses	134,856	219,050	479,988	759,689

Net investment income (loss)	(129,289)	(210,470)	(453,626)	(712,063)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(4,375)	3,700	10,875	129,440
Forward agreements	(1,119,039)	5,999,781	(1,293,578)	86,693,880
Short-term U.S. government and agency obligations	1,921	4,502	3,931	7,599

Net realized gain (loss)	(1,121,493)	6,007,983	(1,278,772)	86,830,919

Change in net unrealized appreciation/depreciation on
Futures contracts	31,600	(25,580)	490	(42,200)
Forward agreements	22,915,108	(32,063,071)	14,579,752	(10,224,571)
Short-term U.S. government and agency obligations	(505)	3,530	(2,409)	(4,698)

Change in net unrealized appreciation/depreciation	22,946,203	(32,085,121)	14,577,833	(10,271,469)

Net realized and unrealized gain (loss)	21,824,710	(26,077,138)	13,299,061	76,559,450

Net income (loss)	$21,695,421	$(26,287,608)	$12,845,435	$75,847,387

Net income (loss) per weighted-average share	$31.25	$(23.75)	$15.59	$46.96

Weighted-average shares outstanding	694,358	1,106,858	824,057	1,615,265

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$112,989,686

Addition of 800,000 shares	61,660,743
Redemption of 1,500,000 shares	(127,675,064)

Net addition (redemption) of (700,000) shares	(66,014,321)

Net investment income (loss)	(453,626)
Net realized gain (loss)	(1,278,772)
Change in net unrealized appreciation/depreciation	14,577,833

Net income (loss)	12,845,435

Shareholders’ equity, at September 30, 2014	$59,820,800

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$12,845,435	$75,847,387
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	14,850	(550)
Net sale (purchase) of short-term U.S. government and agency obligations	67,514,343	(19,846,952)
Change in unrealized appreciation/depreciation on investments	(14,577,343)	10,229,269
Decrease (Increase) in receivable on futures contracts	545	(580)
Increase (Decrease) in management fee payable	(50,134)	(924)
Increase (Decrease) in payable on futures contracts	—	(2,520)

Net cash provided by (used in) operating activities	65,747,696	66,225,130

Cash flow from financing activities
Proceeds from addition of shares	61,660,743	220,175,462
Payment on shares redeemed	(127,675,064)	(286,316,592)

Net cash provided by (used in) financing activities	(66,014,321)	(66,141,130)

Net increase (decrease) in cash	(266,625)	84,000
Cash, beginning of period	461,167	344,378

Cash, end of period	$194,542	$428,378

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$1,913,477	$863,980
Segregated cash balances with brokers for futures contracts	242,000	128,700
Short-term U.S. government and agency obligations (Note 3) (cost $15,108,007 and $7,901,405, respectively)	15,108,184	7,902,056
Receivable on open futures contracts	86,385	9,100

Total assets	17,350,046	8,903,836

Liabilities and shareholders’ equity
Liabilities
Management fee payable	13,257	6,994

Total liabilities	13,257	6,994

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	17,336,789	8,896,842

Total liabilities and shareholders’ equity	$17,350,046	$8,903,836

Shares outstanding	450,005	250,005

Net asset value per share	$38.53	$35.59

Market value per share (Note 2)	$38.50	$35.66

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(87% of shareholders’ equity)
U.S. Treasury Bills:
0.003% due 10/23/14	$1,686,000	$1,685,979
0.039% due 11/06/14	103,000	102,998
0.031% due 11/13/14	2,120,000	2,119,962
0.045% due 11/20/14	1,799,000	1,798,963
0.015% due 12/11/14	2,966,000	2,965,912
0.028% due 02/19/15	6,435,000	6,434,370

Total short-term U.S. government and agency obligations (cost $15,108,007)		$15,108,184

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures – CME, expires December 2014	110	$17,373,125	$430,669

††	Cash collateral in the amount of $242,000 was pledged to cover margin requirements for open futures contracts as of September 30, 2014.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$1,279	$338	$3,684	$1,363

Expenses
Management fee	38,144	16,080	83,705	16,573
Brokerage commissions	564	287	1,262	517
Offering costs	—	—	—	45,511
Limitation by Sponsor	—	—	—	(28,232)

Total expenses	38,708	16,367	84,967	34,369

Net investment income (loss)	(37,429)	(16,029)	(81,283)	(33,006)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	767,314	(39,024)	925,848	(114,962)
Short-term U.S. government and agency obligations	—	15	258	162

Net realized gain (loss)	767,314	(39,009)	926,106	(114,800)

Change in net unrealized appreciation/depreciation on
Futures contracts	541,828	(208,707)	463,900	(86,038)
Short-term U.S. government and agency obligations	(150)	(93)	(474)	(200)

Change in net unrealized appreciation/depreciation	541,678	(208,800)	463,426	(86,238)

Net realized and unrealized gain (loss)	1,308,992	(247,809)	1,389,532	(201,038)

Net income (loss)	$1,271,563	$(263,838)	$1,308,249	$(234,044)

Net income (loss) per weighted-average share	$2.94	$(1.46)	$4.02	$(1.84)

Weighted-average shares outstanding	433,157	180,983	325,646	127,294

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$8,896,842

Addition of 250,000 shares	8,924,282
Redemption of 50,000 shares	(1,792,584)

Net addition (redemption) of 200,000 shares	7,131,698

Net investment income (loss)	(81,283)
Net realized gain (loss)	926,106
Change in net unrealized appreciation/depreciation	463,426

Net income (loss)	1,308,249

Shareholders’ equity, at September 30, 2014	$17,336,789

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$1,308,249	$(234,044)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(113,300)	(55,000)
Net sale (purchase) of short-term U.S. government and agency obligations	(7,206,602)	(3,257,086)
Change in unrealized appreciation/depreciation on investments	474	200
Decrease (Increase) in receivable on futures contracts	(77,285)	6,612
Decrease (Increase) in Limitation by Sponsor	—	2,145
Change in offering cost	—	19,770
Increase (Decrease) in management fee payable	6,263	5,758
Increase (Decrease) in payable on futures contracts	—	3,225
Increase (Decrease) in payable for offering costs	—	(41,000)

Net cash provided by (used in) operating activities	(6,082,201)	(3,549,420)

Cash flow from financing activities
Proceeds from addition of shares	8,924,282	3,748,394
Payment on shares redeemed	(1,792,584)	—

Net cash provided by (used in) financing activities	7,131,698	3,748,394

Net increase (decrease) in cash	1,049,497	198,974
Cash, beginning of period	863,980	302,359

Cash, end of period	$1,913,477	$501,333

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$2,579,656	$2,751,320
Segregated cash balances with brokers for futures contracts	676,390	1,141,635
Short-term U.S. government and agency obligations (Note 3) (cost $17,489,224 and $24,197,046, respectively)	17,488,683	24,198,507

Total assets	20,744,729	28,091,462

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	83,164	86,166
Management fee payable	16,291	22,017

Total liabilities	99,455	108,183

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	20,645,274	27,983,279

Total liabilities and shareholders’ equity	$20,744,729	$28,091,462

Shares outstanding	450,005	600,005

Net asset value per share	$45.88	$46.64

Market value per share (Note 2)	$45.82	$46.66

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (85% of shareholders’ equity)
U.S. Treasury Bills:
0.035% due 10/23/14	$2,907,000	$2,906,964
0.026% due 11/13/14	161,000	160,997
0.048% due 12/11/14	1,962,000	1,961,942
0.011% due 02/19/15	12,460,000	12,458,780

Total short-term U.S. government and agency obligations (cost $17,489,224)		$17,488,683

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures – CME, expires December 2014	473	$41,136,810	$1,886,600

††	Cash collateral in the amount of $676,390 was pledged to cover margin requirements for open futures contracts as of September 30, 2014.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$1,375	$1,790	$7,366	$3,399

Expenses
Management fee	49,101	47,611	157,466	47,611
Brokerage commissions	2,854	4,057	9,220	7,836
Offering costs	—	2,926	—	47,870
Limitation by Sponsor	—	—	—	(1,259)
Reduction in Limitation by Sponsor	—	6,817	—	—

Total expenses	51,955	61,411	166,686	102,058

Net investment income (loss)	(50,580)	(59,621)	(159,320)	(98,659)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	549,795	389,254	(1,375,743)	2,294,351
Short-term U.S. government and agency obligations	5	156	492	317

Net realized gain (loss)	549,800	389,410	(1,375,251)	2,294,668

Change in net unrealized appreciation/depreciation on
Futures contracts	2,249,440	(1,865,253)	968,995	(552,202)
Short-term U.S. government and agency obligations	(523)	535	(2,002)	309

Change in net unrealized appreciation/depreciation	2,248,917	(1,864,718)	966,993	(551,893)

Net realized and unrealized gain (loss)	2,798,717	(1,475,308)	(408,258)	1,742,775

Net income (loss)	$2,748,137	$(1,534,929)	$(567,578)	$1,644,116

Net income (loss) per weighted-average share	$5.54	$(2.94)	$(1.10)	$5.43

Weighted-average shares outstanding	495,657	522,831	515,573	302,935

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$27,983,279

Redemption of 150,000 shares	(6,770,427)

Net investment income (loss)	(159,320)
Net realized gain (loss)	(1,375,251)
Change in net unrealized appreciation/depreciation	966,993

Net income (loss)	(567,578)

Shareholders’ equity, at September 30, 2014	$20,645,274

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013

Cash flow from operating activities
Net income (loss)	$(567,578)	$1,644,116
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	465,245	(900,207)
Net sale (purchase) of short-term U.S. government and agency obligations	6,707,822	(18,712,921)
Change in unrealized appreciation/depreciation on investments	2,002	(309)
Decrease (Increase) in Limitation by Sponsor	—	2,216
Change in offering cost	—	22,129
Increase (Decrease) in management fee payable	(5,726)	19,068
Increase (Decrease) in payable on futures contracts	(3,002)	25,380
Increase (Decrease) in payable for offering costs	—	(41,000)

Net cash provided by (used in) operating activities	6,598,763	(17,941,528)

Cash flow from financing activities
Proceeds from addition of shares	—	18,553,112
Payment on shares redeemed	(6,770,427)	—

Net cash provided by (used in) financing activities	(6,770,427)	18,553,112

Net increase (decrease) in cash	(171,664)	611,584
Cash, beginning of period	2,751,320	361,157

Cash, end of period	$2,579,656	$972,741

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$220,494	$218,940
Short-term U.S. government and agency obligations (Note 3) (cost $441,228,657 and $437,821,545, respectively)	441,230,341	437,847,159
Unrealized appreciation on foreign currency forward contracts	39,102,543	151,351

Total assets	480,553,378	438,217,450

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	5,992,470	5,971,084
Management fee payable	373,176	345,393
Unrealized depreciation on foreign currency forward contracts	1,779,484	13,899,858

Total liabilities	8,145,130	20,216,335

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	472,408,248	418,001,115

Total liabilities and shareholders’ equity	$480,553,378	$438,217,450

Shares outstanding	23,650,014	24,500,014

Net asset value per share	$19.97	$17.06

Market value per share (Note 2)	$19.96	$17.06

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (93% of shareholders’ equity)
U.S. Treasury Bills:
0.029% due 10/09/14†	$55,284,000	$55,283,816
0.031% due 10/23/14†	91,411,000	91,409,883
0.031% due 11/06/14†	9,119,000	9,118,818
0.040% due 11/13/14†	2,717,000	2,716,951
0.021% due 12/04/14	57,364,000	57,362,470
0.031% due 12/11/14†	12,157,000	12,156,640
0.019% due 12/18/14†	213,191,000	213,181,763

Total short-term U.S. government and agency obligations (cost $441,228,657)		$441,230,341

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	10/03/14	50,953,400	$64,354,521	$(1,279,781)
Euro with UBS AG	10/03/14	16,358,400	20,660,780	(499,703)

				$(1,779,484)

Contracts to Sell
Euro with Goldman Sachs International	10/03/14	(407,363,625)	$(514,503,272)	$19,230,460
Euro with UBS AG	10/03/14	(408,335,300)	(515,730,505)	19,872,083

				$39,102,543

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$41,636	$39,032	$170,287	$179,135

Expenses
Management fee	1,111,745	1,169,113	3,090,163	3,553,447

Total expenses	1,111,745	1,169,113	3,090,163	3,553,447

Net investment income (loss)	(1,070,109)	(1,130,081)	(2,919,876)	(3,374,312)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	32,039,809	(8,625,860)	25,744,724	(19,722,590)
Short-term U.S. government and agency obligations	2,005	2,718	4,490	7,137

Net realized gain (loss)	32,041,814	(8,623,142)	25,749,214	(19,715,453)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	42,910,400	(30,678,790)	51,071,566	(12,784,494)
Short-term U.S. government and agency obligations	(9,136)	17,665	(23,930)	(5,930)

Change in net unrealized appreciation/depreciation	42,901,264	(30,661,125)	51,047,636	(12,790,424)

Net realized and unrealized gain (loss)	74,943,078	(39,284,267)	76,796,850	(32,505,877)

Net income (loss)	$73,872,969	$(40,414,348)	$73,876,974	$(35,880,189)

Net income (loss) per weighted-average share	$2.89	$(1.53)	$2.97	$(1.36)

Weighted-average shares outstanding	25,554,362	26,331,536	24,893,054	26,459,721

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$418,001,115

Addition of 2,550,000 shares	43,961,622
Redemption of 3,400,000 shares	(63,431,463)

Net addition (redemption) of (850,000) shares	(19,469,841)

Net investment income (loss)	(2,919,876)
Net realized gain (loss)	25,749,214
Change in net unrealized appreciation/depreciation	51,047,636

Net income (loss)	73,876,974

Shareholders’ equity, at September 30, 2014	$472,408,248

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$73,876,974	$(35,880,189)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(3,407,112)	70,603,634
Change in unrealized appreciation/depreciation on investments	(51,047,636)	12,790,424
Increase (Decrease) in management fee payable	27,783	(129,118)

Net cash provided by (used in) operating activities	19,450,009	47,384,751

Cash flow from financing activities
Proceeds from addition of shares	43,961,622	119,076,233
Payment on shares redeemed	(63,410,077)	(166,496,235)

Net cash provided by (used in) financing activities	(19,448,455)	(47,420,002)

Net increase (decrease) in cash	1,554	(35,251)
Cash, beginning of period	218,940	276,372

Cash, end of period	$220,494	$241,121

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$392,331	$575,108
Short-term U.S. government and agency obligations (Note 3) (cost $388,924,889 and $558,563,134, respectively)	388,927,061	558,597,264
Unrealized appreciation on foreign currency forward contracts	35,860,499	31,317,568
Receivable from capital shares sold	11,362,409	—

Total assets	436,542,300	590,489,940

Liabilities and shareholders’ equity
Liabilities
Management fee payable	312,392	437,540
Unrealized depreciation on foreign currency forward contracts	729,246	1,930,884

Total liabilities	1,041,638	2,368,424

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	435,500,662	588,121,516

Total liabilities and shareholders’ equity	$436,542,300	$590,489,940

Shares outstanding	5,749,294	8,299,294

Net asset value per share	$75.75	$70.86

Market value per share (Note 2)	$75.76	$70.91

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(89% of shareholders’ equity)
U.S. Treasury Bills:
0.029% due 10/09/14†	$10,101,000	$10,100,966
0.005% due 10/23/14	94,854,000	94,852,841
0.048% due 11/06/14	2,720,000	2,719,946
0.045% due 11/13/14†	9,846,000	9,845,824
0.045% due 11/20/14†	56,683,000	56,681,819
0.028% due 12/04/14	7,291,000	7,290,806
0.030% due 12/11/14†	68,375,000	68,372,977
0.013% due 12/18/14†	18,342,000	18,341,205
0.016% due 02/12/15†	41,521,000	41,517,909
0.027% due 03/05/15†	79,213,000	79,202,768

Total short-term U.S. government and agency obligations (cost $388,924,889)		$388,927,061

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	10/03/14	2,823,176,700	$25,741,849	$(549,891)
Yen with UBS AG	10/03/14	2,754,478,000	25,115,452	(179,355)

				$(729,246)

Contracts to Sell
Yen with Goldman Sachs International	10/03/14	(51,996,123,300)	$(474,102,939)	$17,729,988
Yen with UBS AG	10/03/14	(49,151,071,100)	(448,161,628)	18,130,511

				$35,860,499

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$28,871	$40,839	$163,880	$171,429

Expenses
Management fee	894,941	1,205,676	2,800,653	3,450,237

Total expenses	894,941	1,205,676	2,800,653	3,450,237

Net investment income (loss)	(866,070)	(1,164,837)	(2,636,773)	(3,278,808)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	15,787,084	(5,693,424)	15,952,890	139,331,278
Short-term U.S. government and agency obligations	994	1,031	12,611	5,849

Net realized gain (loss)	15,788,078	(5,692,393)	15,965,501	139,337,127

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	44,778,863	(8,391,457)	5,744,569	(50,633,718)
Short-term U.S. government and agency obligations	8,059	(44)	(31,958)	(9,916)

Change in net unrealized appreciation/depreciation	44,786,922	(8,391,501)	5,712,611	(50,643,634)

Net realized and unrealized gain (loss)	60,575,000	(14,083,894)	21,678,112	88,693,493

Net income (loss)	$59,708,930	$(15,248,731)	$19,041,339	$85,414,685

Net income (loss) per weighted-average share	$10.90	$(1.92)	$3.25	$10.85

Weighted-average shares outstanding	5,478,642	7,957,990	5,862,481	7,874,019

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$588,121,516

Addition of 1,350,000 shares	93,358,637
Redemption of 3,900,000 shares	(265,020,830)

Net addition (redemption) of (2,550,000) shares	(171,662,193)

Net investment income (loss)	(2,636,773)
Net realized gain (loss)	15,965,501
Change in net unrealized appreciation/depreciation	5,712,611

Net income (loss)	19,041,339

Shareholders’ equity, at September 30, 2014	$435,500,662

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$19,041,339	$85,414,685
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	169,638,245	(112,971,096)
Change in unrealized appreciation/depreciation on investments	(5,712,611)	50,643,634
Increase (Decrease) in management fee payable	(125,148)	107,034

Net cash provided by (used in) operating activities	182,841,825	23,194,257

Cash flow from financing activities
Proceeds from addition of shares	81,996,228	279,683,729
Payment on shares redeemed	(265,020,830)	(302,766,273)

Net cash provided by (used in) financing activities	(183,024,602)	(23,082,544)

Net increase (decrease) in cash	(182,777)	111,713
Cash, beginning of period	575,108	363,826

Cash, end of period	$392,331	$475,539

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$109,433	$85,642
Short-term U.S. government and agency obligations (Note 3) (cost $3,629,729 and $2,816,627, respectively)	3,629,825	2,816,688
Unrealized appreciation on swap agreements	—	15,078

Total assets	3,739,258	2,917,408

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,810	2,374
Unrealized depreciation on swap agreements	330,554	—

Total liabilities	333,364	2,374

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,405,894	2,915,034

Total liabilities and shareholders’ equity	$3,739,258	$2,917,408

Shares outstanding	200,014	150,014

Net asset value per share	$17.03	$19.43

Market value per share (Note 2)	$17.06	$19.13

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(107% of shareholders’ equity)
U.S. Treasury Bills:
0.003% due 10/23/14†	$1,159,000	$1,158,986
0.036% due 11/13/14†	487,000	486,991
0.051% due 01/08/15†	984,000	983,946
0.028% due 02/19/15	1,000,000	999,902

Total short-term U.S. government and agency obligations (cost $3,629,729)		$3,629,825

Swap Agreements^

	Rate Paid (Received)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.25%	10/06/14	$2,826,697	$(135,580)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	10/06/14	3,040,456	(148,743)
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	10/06/14	938,766	(46,231)

				$(330,554)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of September 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$351	$395	$1,070	$1,809

Expenses
Management fee	9,295	9,770	24,709	32,386

Total expenses	9,295	9,770	24,709	32,386

Net investment income (loss)	(8,944)	(9,375)	(23,639)	(30,577)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(651,785)	(85,078)	(274,839)	(868,053)
Short-term U.S. government and agency obligations	19	11	19	41

Net realized gain (loss)	(651,766)	(85,067)	(274,820)	(868,012)

Change in net unrealized appreciation/depreciation on
Swap agreements	(339,598)	233,903	(345,632)	68,896
Short-term U.S. government and agency obligations	84	40	35	(77)

Change in net unrealized appreciation/depreciation	(339,514)	233,943	(345,597)	68,819

Net realized and unrealized gain (loss)	(991,280)	148,876	(620,417)	(799,193)

Net income (loss)	$(1,000,224)	$139,501	$(644,056)	$(829,770)

Net income (loss) per weighted-average share	$(5.00)	$0.70	$(3.84)	$(4.03)

Weighted-average shares outstanding	200,014	200,014	167,780	205,692

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$2,915,034

Addition of 50,000 shares	1,134,916

Net investment income (loss)	(23,639)
Net realized gain (loss)	(274,820)
Change in net unrealized appreciation/depreciation	(345,597)

Net income (loss)	(644,056)

Shareholders’ equity, at September 30, 2014	$3,405,894

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$(644,056)	$(829,770)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(813,102)	2,133,006
Change in unrealized appreciation/depreciation on investments	345,597	(68,819)
Increase (Decrease) in management fee payable	436	(1,793)

Net cash provided by (used in) operating activities	(1,111,125)	1,232,624

Cash flow from financing activities
Proceeds from addition of shares	1,134,916	—
Payment on shares redeemed	—	(1,275,613)

Net cash provided by (used in) financing activities	1,134,916	(1,275,613)

Net increase (decrease) in cash	23,791	(42,989)
Cash, beginning of period	85,642	167,546

Cash, end of period	$109,433	$124,557

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$2,546,720	$689,596
Segregated cash balances with brokers for futures contracts	5,028,210	3,821,895
Short-term U.S. government and agency obligations (Note 3) (cost $183,289,538 and $137,423,179, respectively)	183,290,203	137,435,610
Unrealized appreciation on swap agreements	—	1,957,893

Total assets	190,865,133	143,904,994

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,516,554	—
Payable on open futures contracts	5,850,066	997,210
Management fee payable	147,123	134,355
Unrealized depreciation on swap agreements	1,175,472	—

Total liabilities	11,689,215	1,131,565

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	179,175,918	142,773,429

Total liabilities and shareholders’ equity	$190,865,133	$143,904,994

Shares outstanding	5,949,170	4,449,170

Net asset value per share	$30.12	$32.09

Market value per share (Note 2)	$30.34	$32.22

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(102% of shareholders’ equity)
U.S. Treasury Bills:
0.016% due 10/23/14	$9,493,000	$9,492,884
0.027% due 11/06/14	10,958,000	10,957,781
0.023% due 11/13/14	22,913,000	22,912,589
0.045% due 11/20/14	1,986,000	1,985,959
0.028% due 11/28/14	6,784,000	6,783,836
0.026% due 12/04/14†	4,500,000	4,499,880
0.025% due 12/11/14†	29,896,000	29,895,116
0.025% due 12/18/14†	31,535,000	31,533,634
0.051% due 01/08/15†	14,590,000	14,589,197
0.017% due 01/29/15	9,158,000	9,157,389
0.013% due 02/19/15†	41,486,000	41,481,938

Total short-term U.S. government and agency obligations (cost $183,289,538)		$183,290,203

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil – NYMEX, expires November 2014	1,693	$154,333,880	$(6,067,155)

Swap Agreements^

	Rate Paid (Received)	Termination Date	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.25%	10/06/14	$66,036,469	$(299,424)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	10/06/14	52,389,330	(68,287)
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	10/06/14	24,059,224	(222,180)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	10/06/14	61,519,125	(585,581)

				$(1,175,472)

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $5,028,210 was pledged to cover margin requirements for open futures contracts as of September 30, 2014.
^	The positions and counterparties herein are as of September 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$11,935	$13,828	$44,923	$115,731

Expenses
Management fee	333,837	391,381	908,339	1,902,343
Brokerage commissions	7,661	5,957	24,160	44,268

Total expenses	341,498	397,338	932,499	1,946,611

Net investment income (loss)	(329,563)	(383,510)	(887,576)	(1,830,880)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(6,183,721)	14,935,152	7,188,529	58,472,792
Swap agreements	(10,226,540)	38,653,932	7,408,979	82,414,286
Short-term U.S. government and agency obligations	2,046	2,220	10,004	11,070

Net realized gain (loss)	(16,408,215)	53,591,304	14,607,512	140,898,148

Change in net unrealized appreciation/depreciation on
Futures contracts	(7,190,259)	(3,023,114)	(6,693,816)	(24,671,176)
Swap agreements	(5,286,502)	(15,181,493)	(3,133,365)	(44,328,639)
Short-term U.S. government and agency obligations	(1,104)	(157)	(11,766)	(16,190)

Change in net unrealized appreciation/depreciation	(12,477,865)	(18,204,764)	(9,838,947)	(69,016,005)

Net realized and unrealized gain (loss)	(28,886,080)	35,386,540	4,768,565	71,882,143

Net income (loss)	$(29,215,643)	$35,003,030	$3,880,989	$70,051,263

Net income (loss) per weighted-average share	$(6.90)	$7.77	$1.01	$8.11

Weighted-average shares outstanding	4,236,127	4,506,235	3,855,763	8,637,082

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$142,773,429

Addition of 10,400,000 shares	326,129,425
Redemption of 8,900,000 shares	(293,607,925)

Net addition (redemption) of 1,500,000 shares	32,521,500

Net investment income (loss)	(887,576)
Net realized gain (loss)	14,607,512
Change in net unrealized appreciation/depreciation	(9,838,947)

Net income (loss)	3,880,989

Shareholders’ equity, at September 30, 2014	$179,175,918

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$3,880,989	$70,051,263
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(1,206,315)	18,427,197
Net sale (purchase) of short-term U.S. government and agency obligations	(45,866,359)	301,252,163
Change in unrealized appreciation/depreciation on investments	3,145,131	44,344,829
Decrease (Increase) in receivable on futures contracts	—	3,430,415
Increase (Decrease) in management fee payable	12,768	(292,552)
Increase (Decrease) in payable on futures contracts	4,852,856	772,970

Net cash provided by (used in) operating activities	(35,180,930)	437,986,285

Cash flow from financing activities
Proceeds from addition of shares	326,129,425	212,258,224
Payment on shares redeemed	(289,091,371)	(651,758,235)

Net cash provided by (used in) financing activities	37,038,054	(439,500,011)

Net increase (decrease) in cash	1,857,124	(1,513,726)
Cash, beginning of period	689,596	2,198,932

Cash, end of period	$2,546,720	$685,206

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$3,107,602	$3,102,827
Segregated cash balances with brokers for futures contracts	10,057,894	6,602,200
Short-term U.S. government and agency obligations (Note 3) (cost $59,024,900 and $58,918,095, respectively)	59,025,434	58,921,011

Total assets	72,190,930	68,626,038

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,810,408	—
Payable on open futures contracts	803,837	5,628,532
Management fee payable	51,975	81,727

Total liabilities	2,666,220	5,710,259

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	69,524,710	62,915,779

Total liabilities and shareholders’ equity	$72,190,930	$68,626,038

Shares outstanding	1,919,941	1,619,941

Net asset value per share	$36.21	$38.84

Market value per share (Note 2)	$36.20	$39.28

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(85% of shareholders’ equity)
U.S. Treasury Bills:
0.020% due 10/23/14	$10,567,000	$10,566,871
0.035% due 11/06/14	8,839,000	8,838,823
0.028% due 11/13/14	2,225,000	2,224,960
0.006% due 11/20/14	1,429,000	1,428,970
0.012% due 11/28/14	3,290,000	3,289,921
0.028% due 12/04/14	1,351,000	1,350,964
0.022% due 12/11/14	6,789,000	6,788,799
0.010% due 12/18/14	2,183,000	2,182,905
0.051% due 01/08/15	9,348,000	9,347,486
0.011% due 01/29/15	2,761,000	2,760,816
0.015% due 02/19/15	7,744,000	7,743,242
0.023% due 03/05/15	2,502,000	2,501,677

Total short-term U.S. government and agency obligations (cost $59,024,900)		$59,025,434

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas – NYMEX, expires November 2014	3,374	$139,042,540	$4,355,964

††	Cash collateral in the amount of $10,057,894 was pledged to cover margin requirements for open futures contracts as of September 30, 2014.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$3,296	$5,794	$11,380	$22,420

Expenses
Management fee	114,501	188,763	264,587	458,553
Brokerage commissions	17,003	31,168	44,280	87,565

Total expenses	131,504	219,931	308,867	546,118

Net investment income (loss)	(128,208)	(214,137)	(297,487)	(523,698)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(7,087,097)	(14,491,916)	9,878,729	410,025
Short-term U.S. government and agency obligations	306	1,729	3,519	5,506

Net realized gain (loss)	(7,086,791)	(14,490,187)	9,882,248	415,531

Change in net unrealized appreciation/depreciation on
Futures contracts	5,766,729	9,380,633	8,012,503	7,251,345
Short-term U.S. government and agency obligations	479	2,201	(2,382)	486

Change in net unrealized appreciation/depreciation	5,767,208	9,382,834	8,010,121	7,251,831

Net realized and unrealized gain (loss)	(1,319,583)	(5,107,353)	17,892,369	7,667,362

Net income (loss)	$(1,447,791)	$(5,321,490)	$17,594,882	$7,143,664

Net income (loss) per weighted-average share	$(1.04)	$(2.33)	$19.02	$4.27

Weighted-average shares outstanding	1,389,506	2,285,158	924,886	1,671,223

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$62,915,779

Addition of 2,050,000 shares	75,528,011
Redemption of 1,750,000 shares	(86,513,962)

Net addition (redemption) of 300,000 shares	(10,985,951)

Net investment income (loss)	(297,487)
Net realized gain (loss)	9,882,248
Change in net unrealized appreciation/depreciation	8,010,121

Net income (loss)	17,594,882

Shareholders’ equity, at September 30, 2014	$69,524,710

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$17,594,882	$7,143,664
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(3,455,694)	(1,958,120)
Net sale (purchase) of short-term U.S. government and agency obligations	(106,805)	(10,924,298)
Change in unrealized appreciation/depreciation on investments	2,382	(486)
Increase (Decrease) in management fee payable	(29,752)	20,030
Increase (Decrease) in payable on futures contracts	(4,824,695)	(2,892,640)

Net cash provided by (used in) operating activities	9,180,318	(8,611,850)

Cash flow from financing activities
Proceeds from addition of shares	75,528,011	129,408,077
Payment on shares redeemed	(84,703,554)	(120,220,935)

Net cash provided by (used in) financing activities	(9,175,543)	9,187,142

Net increase (decrease) in cash	4,775	575,292
Cash, beginning of period	3,102,827	3,385,764

Cash, end of period	$3,107,602	$3,961,056

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$121,685	$142,566
Segregated cash balances with brokers for futures contracts	10,120	15,950
Short-term U.S. government and agency obligations (Note 3) (cost $121,091,598 and $140,884,104, respectively)	121,093,621	140,880,950

Total assets	121,225,426	141,039,466

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	2,097,225
Payable on open futures contracts	1,440	300
Management fee payable	91,935	111,562
Unrealized depreciation on forward agreements	8,125,619	6,812,974

Total liabilities	8,218,994	9,022,061

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	113,006,432	132,017,405

Total liabilities and shareholders’ equity	$121,225,426	$141,039,466

Shares outstanding	2,750,014	3,200,014

Net asset value per share	$41.09	$41.26

Market value per share (Note 2)	$40.59	$41.26

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(107% of shareholders’ equity)
U.S. Treasury Bills:
0.008% due 10/23/14†	$8,640,000	$8,639,894
0.027% due 11/28/14†	9,396,000	9,395,773
0.028% due 12/04/14†	29,630,000	29,629,210
0.045% due 12/11/14†	22,350,000	22,349,339
0.033% due 12/18/14†	12,623,000	12,622,453
0.051% due 01/08/15†	13,004,000	13,003,285
0.010% due 01/29/15†	5,118,000	5,117,659
0.007% due 02/19/15†	20,338,000	20,336,008

Total short-term U.S. government and agency obligations (cost $121,091,598)		$121,093,621

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures – COMEX, expires December 2014	2	$242,320	$(19,400)

Forward Agreements^

	Rate Paid (Received)	Settlement Date	Commitment to (Deliver)/ Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.43%	10/06/14	$96,500	$117,395,145	$(4,255,264)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.58	10/06/14	39,320	47,833,960	(1,626,387)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.63	10/06/14	15,200	18,491,256	(714,569)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.53	10/06/14	34,600	42,091,938	(1,529,399)

					$(8,125,619)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $10,120 was pledged to cover margin requirements for open futures contracts as of September 30, 2014.
^	The positions and counterparties herein are as of September 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$13,569	$18,099	$45,026	$118,967

Expenses
Management fee	307,247	409,677	953,309	1,692,282
Brokerage commissions	8	8	32	32

Total expenses	307,255	409,685	953,341	1,692,314

Net investment income (loss)	(293,686)	(391,586)	(908,315)	(1,573,347)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,880	(30,400)	6,320	(95,940)
Forward agreements	1,373,311	(5,880,490)	3,313,355	(124,238,804)
Short-term U.S. government and agency obligations	985	3,048	1,708	11,545

Net realized gain (loss)	1,376,176	(5,907,842)	3,321,383	(124,323,199)

Change in net unrealized appreciation/depreciation on
Futures contracts	(24,220)	50,680	(4,840)	24,660
Forward agreements	(21,353,534)	36,515,444	(1,312,645)	(1,537,902)
Short-term U.S. government and agency obligations	(969)	6,673	5,177	(12,309)

Change in net unrealized appreciation/depreciation	(21,378,723)	36,572,797	(1,312,308)	(1,525,551)

Net realized and unrealized gain (loss)	(20,002,547)	30,664,955	2,009,075	(125,848,750)

Net income (loss)	$(20,296,233)	$30,273,369	$1,100,760	$(127,422,097)

Net income (loss) per weighted-average share	$(7.26)	$9.07	$0.38	$(34.81)

Weighted-average shares outstanding	2,795,123	3,338,057	2,878,769	3,661,003

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$132,017,405

Addition of 250,000 shares	11,583,569
Redemption of 700,000 shares	(31,695,302)

Net addition (redemption) of (450,000) shares	(20,111,733)

Net investment income (loss)	(908,315)
Net realized gain (loss)	3,321,383
Change in net unrealized appreciation/depreciation	(1,312,308)

Net income (loss)	1,100,760

Shareholders’ equity, at September 30, 2014	$113,006,432

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$1,100,760	$(127,422,097)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	5,830	(2,750)
Net sale (purchase) of short-term U.S. government and agency obligations	19,792,506	160,943,187
Change in unrealized appreciation/depreciation on investments	1,307,468	1,550,211
Decrease (Increase) in receivable on futures contracts	—	3,980
Increase (Decrease) in management fee payable	(19,627)	(139,058)
Increase (Decrease) in payable on futures contracts	1,140	2,440

Net cash provided by (used in) operating activities	22,188,077	34,935,913

Cash flow from financing activities
Proceeds from addition of shares	11,583,569	30,696,013
Payment on shares redeemed	(33,792,527)	(65,782,385)

Net cash provided by (used in) financing activities	(22,208,958)	(35,086,372)

Net increase (decrease) in cash	(20,881)	(150,459)
Cash, beginning of period	142,566	342,345

Cash, end of period	$121,685	$191,886

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$450,608	$463,001
Segregated cash balances with brokers for futures contracts	14,300	22,000
Short-term U.S. government and agency obligations (Note 3) (cost $448,616,600 and $467,849,038, respectively)	448,624,453	467,868,976

Total assets	449,089,361	468,353,977

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	5,100	2,450
Management fee payable	316,091	379,128
Unrealized depreciation on forward agreements	91,592,767	2,492,880

Total liabilities	91,913,958	2,874,458

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	357,175,403	465,479,519

Total liabilities and shareholders’ equity	$449,089,361	$468,353,977

Shares outstanding	7,696,533	7,350,007

Net asset value per share	$46.41	$63.33

Market value per share (Note 2)	$46.15	$63.04

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(126% of shareholders’ equity)
U.S. Treasury Bills:
0.014% due 10/23/14†	$22,511,000	$22,510,725
0.038% due 11/06/14†	83,775,000	83,773,324
0.031% due 11/13/14†	113,655,000	113,652,963
0.027% due 11/28/14†	25,788,000	25,787,377
0.035% due 12/04/14†	44,898,000	44,896,803
0.031% due 12/11/14†	4,258,000	4,257,874
0.033% due 12/18/14†	45,315,000	45,313,037
0.011% due 01/29/15	12,085,000	12,084,194
0.026% due 02/12/15†	77,754,000	77,748,212
0.026% due 02/19/15†	11,111,000	11,109,912
0.010% due 03/05/15	7,491,000	7,490,032

Total short-term U.S. government and agency obligations (cost $448,616,600)		$448,624,453

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures – COMEX, expires December 2014	2	$170,570	$(29,380)

Forward Agreements^

	Rate Paid (Received)	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value*	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	0.77%	10/06/14	$21,621,000	$369,963,417	$(46,744,838)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	0.80	10/06/14	8,202,800	140,358,111	(17,435,908)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	0.86	10/06/14	4,628,000	79,189,708	(9,689,940)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	0.83	10/06/14	7,285,000	124,654,364	(17,722,081)

					$(91,592,767)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $14,300 was pledged to cover margin requirements for open futures contracts as of September 30, 2014.
^	The positions and counterparties herein are as of September 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$41,216	$51,513	$155,173	$313,406

Expenses
Management fee	1,064,643	1,317,246	3,351,080	4,410,160
Brokerage commissions	5	8	35	28

Total expenses	1,064,648	1,317,254	3,351,115	4,410,188

Net investment income (loss)	(1,023,432)	(1,265,741)	(3,195,942)	(4,096,782)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,825	(3,850)	(9,550)	(129,994)
Forward agreements	9,484,132	28,403,922	(22,787,871)	(509,769,205)
Short-term U.S. government and agency obligations	834	5,757	6,514	28,868

Net realized gain (loss)	9,487,791	28,405,829	(22,790,907)	(509,870,331)

Change in net unrealized appreciation/depreciation on
Futures contracts	(37,835)	25,680	(15,180)	42,200
Forward agreements	(178,494,978)	96,463,510	(89,099,887)	65,653,357
Short-term U.S. government and agency obligations	5,748	4,593	(12,085)	(49,887)

Change in net unrealized appreciation/depreciation	(178,527,065)	96,493,783	(89,127,152)	65,645,670

Net realized and unrealized gain (loss)	(169,039,274)	124,899,612	(111,918,059)	(444,224,661)

Net income (loss)	$(170,062,706)	$123,633,871	$(115,114,001)	$(448,321,443)

Net income (loss) per weighted-average share (Note 1)	$(23.96)	$17.91	$(15.80)	$(78.96)

Weighted-average shares outstanding (Note 1)	7,096,533	6,902,589	7,283,608	5,677,480

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$465,479,519

Addition of 2,087,500 shares	127,480,399
Redemption of 1,740,974 shares	(120,670,514)

Net addition (redemption) of 346,526 shares	6,809,885

Net investment income (loss)	(3,195,942)
Net realized gain (loss)	(22,790,907)
Change in net unrealized appreciation/depreciation	(89,127,152)

Net income (loss)	(115,114,001)

Shareholders’ equity, at September 30, 2014	$357,175,403

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$(115,114,001)	$(448,321,443)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	7,700	(550)
Net sale (purchase) of short-term U.S. government and agency obligations	19,232,438	257,179,896
Change in unrealized appreciation/depreciation on investments	89,111,972	(65,603,470)
Decrease (Increase) in receivable on futures contracts	—	2,520
Increase (Decrease) in management fee payable	(63,037)	(183,794)
Increase (Decrease) in payable on futures contracts	2,650	1,780

Net cash provided by (used in) operating activities	(6,822,278)	(256,925,061)

Cash flow from financing activities
Proceeds from addition of shares	127,480,399	335,894,773
Payment on shares redeemed	(120,670,514)	(79,224,344)

Net cash provided by (used in) financing activities	6,809,885	256,670,429

Net increase (decrease) in cash	(12,393)	(254,632)
Cash, beginning of period	463,001	890,051

Cash, end of period	$450,608	$635,419

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$170,702	$314,796
Segregated cash balances with brokers for futures contracts	102,960	128,865
Short-term U.S. government and agency obligations (Note 3) (cost $2,833,834 and $2,716,026, respectively)	2,833,943	2,716,439
Receivable on open futures contracts	13,680	10,650

Total assets	3,121,285	3,170,750

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,615	2,585

Total liabilities	2,615	2,585

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,118,670	3,168,165

Total liabilities and shareholders’ equity	$3,121,285	$3,170,750

Shares outstanding	100,005	100,005

Net asset value per share	$31.19	$31.68

Market value per share (Note 2)	$30.99	$31.61

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.037% due 10/23/14	$284,000	$283,996
0.045% due 11/20/14	2,550,000	2,549,947

Total short-term U.S. government and agency obligations (cost $2,833,834)		$2,833,943

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures – CME, expires December 2014	72	$6,261,840	$(321,111)

††	Cash collateral in the amount of $102,960 was pledged to cover margin requirements for open futures contracts as of September 30, 2014.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$347	$242	$1,433	$1,312

Expenses
Management fee	8,338	6,535	24,141	6,535
Brokerage commissions	378	394	1,134	1,171
Offering costs	—	2,926	—	47,870
Limitation by Sponsor	—	(1,572)	—	(27,636)

Total expenses	8,716	8,283	25,275	27,940

Net investment income (loss)	(8,369)	(8,041)	(23,842)	(26,628)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(80,720)	(123,128)	177,523	(863,033)
Short-term U.S. government and agency obligations	19	7	19	22

Net realized gain (loss)	(80,701)	(123,121)	177,542	(863,011)

Change in net unrealized appreciation/depreciation on
Futures contracts	(384,611)	277,231	(202,891)	169,154
Short-term U.S. government and agency obligations	162	(67)	(304)	(185)

Change in net unrealized appreciation/depreciation	(384,449)	277,164	(203,195)	168,969

Net realized and unrealized gain (loss)	(465,150)	154,043	(25,653)	(694,042)

Net income (loss)	$(473,519)	$146,002	$(49,495)	$(720,670)

Net income (loss) per weighted-average share	$(4.73)	$1.46	$(0.49)	$(7.21)

Weighted-average shares outstanding	100,005	100,005	100,005	100,005

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$3,168,165
Net investment income (loss)	(23,842)
Net realized gain (loss)	177,542
Change in net unrealized appreciation/depreciation	(203,195)

Net income (loss)	(49,495)

Shareholders’ equity, at September 30, 2014	$3,118,670

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$(49,495)	$(720,670)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	25,905	9,438
Net sale (purchase) of short-term U.S. government and agency obligations	(117,808)	570,805
Change in unrealized appreciation/depreciation on investments	304	185
Decrease (Increase) in receivable on futures contracts	(3,030)	6,820
Decrease (Increase) in Limitation by Sponsor	—	1,012
Change in offering cost	—	22,128
Increase (Decrease) in management fee payable	30	2,639
Increase (Decrease) in payable for offering costs	—	(41,000)

Net cash provided by (used in) operating activities	(144,094)	(148,643)

Net increase (decrease) in cash	(144,094)	(148,643)
Cash, beginning of period	314,796	426,634

Cash, end of period	$170,702	$277,991

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$169,958	$49,723
Short-term U.S. government and agency obligations (Note 3) (cost $2,189,902 and $2,455,715, respectively)	2,189,947	2,455,863
Unrealized appreciation on foreign currency forward contracts	3,517	120,908

Total assets	2,363,422	2,626,494

Liabilities and shareholders’ equity
Liabilities
Management fee payable	1,775	2,721
Unrealized depreciation on foreign currency forward contracts	185,378	19,946

Total liabilities	187,153	22,667

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,176,269	2,603,827

Total liabilities and shareholders’ equity	$2,363,422	$2,626,494

Shares outstanding	100,014	100,014

Net asset value per share	$21.76	$26.03

Market value per share (Note 2)	$21.72	$25.98

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations (101% of shareholders’ equity)
U.S. Treasury Bills:
0.037% due 10/23/14†	$246,000	$245,997
0.036% due 11/13/14†	1,038,000	1,037,981
0.028% due 12/04/14	500,000	499,987
0.026% due 12/18/14	406,000	405,982

Total short-term U.S. government and agency obligations (cost $2,189,902)		$2,189,947

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	10/03/14	621,725	$785,243	$(31,823)
Euro with UBS AG	10/03/14	2,994,100	3,781,570	(153,555)

				$(185,378)

Contracts to Sell
Euro with Goldman Sachs International	10/03/14	(72,700)	$(91,821)	$825
Euro with UBS AG	10/03/14	(97,300)	(122,891)	2,692

				$3,517

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$231	$371	$936	$1,468

Expenses
Management fee	5,760	8,494	17,908	28,458

Total expenses	5,760	8,494	17,908	28,458

Net investment income (loss)	(5,529)	(8,123)	(16,972)	(26,990)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(172,537)	41,105	(127,652)	12,734
Short-term U.S. government and agency obligations	(8)	9	(8)	18

Net realized gain (loss)	(172,545)	41,114	(127,660)	12,752

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(212,588)	227,504	(282,823)	103,314
Short-term U.S. government and agency obligations	30	90	(103)	(6)

Change in net unrealized appreciation/depreciation	(212,558)	227,594	(282,926)	103,308

Net realized and unrealized gain (loss)	(385,103)	268,708	(410,586)	116,060

Net income (loss)	$(390,632)	$260,585	$(427,558)	$89,070

Net income (loss) per weighted-average share	$(3.91)	$1.78	$(4.27)	$0.54

Weighted-average shares outstanding	100,014	146,210	100,014	166,131

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$2,603,827

Net investment income (loss)	(16,972)
Net realized gain (loss)	(127,660)
Change in net unrealized appreciation/depreciation	(282,926)

Net income (loss)	(427,558)

Shareholders’ equity, at September 30, 2014	$2,176,269

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$(427,558)	$89,070
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	265,813	2,256,005
Change in unrealized appreciation/depreciation on investments	282,926	(103,308)
Increase (Decrease) in management fee payable	(946)	(1,219)

Net cash provided by (used in) operating activities	120,235	2,240,548

Cash flow from financing activities
Payment on shares redeemed	—	(2,433,926)

Net cash provided by (used in) financing activities	—	(2,433,926)

Net increase (decrease) in cash	120,235	(193,378)
Cash, beginning of period	49,723	240,086

Cash, end of period	$169,958	$46,708

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$122,005	$28,116
Short-term U.S. government and agency obligations (Note 3) (cost $1,732,924 and $2,928,242, respectively)	1,732,967	2,928,556
Unrealized appreciation on foreign currency forward contracts	3,275	4,052

Total assets	1,858,247	2,960,724

Liabilities and shareholders’ equity
Liabilities
Management fee payable	1,388	2,337
Unrealized depreciation on foreign currency forward contracts	159,695	163,361

Total liabilities	161,083	165,698

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,697,164	2,795,026

Total liabilities and shareholders’ equity	$1,858,247	$2,960,724

Shares outstanding	100,014	150,014

Net asset value per share	$16.97	$18.63

Market value per share (Note 2)	$17.06	$18.61

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(102% of shareholders’ equity)
U.S. Treasury Bills:
0.037% due 10/23/14†	$368,000	$367,995
0.036% due 11/13/14†	751,000	750,987
0.035% due 11/28/14	471,000	470,989
0.035% due 12/04/14	143,000	142,996

Total short-term U.S. government and agency obligations (cost $1,732,924)		$1,732,967

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	10/03/14	79,232,400	$722,445	$(31,746)
Yen with UBS AG	10/03/14	312,531,500	2,849,676	(127,949)

				$(159,695)

Contracts to Sell
Yen with Goldman Sachs International	10/03/14	(12,190,700)	$(111,155)	$2,097
Yen with UBS AG	10/03/14	(7,374,200)	(67,238)	1,178

				$3,275

†	All or partial amount pledged as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of September 30, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$167	$295	$988	$1,538

Expenses
Management fee	4,546	7,652	17,855	26,182

Total expenses	4,546	7,652	17,855	26,182

Net investment income (loss)	(4,379)	(7,357)	(16,867)	(24,644)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(86,452)	(20,255)	(108,048)	(1,694,827)
Short-term U.S. government and agency obligations	7	19	85	72

Net realized gain (loss)	(86,445)	(20,236)	(107,963)	(1,694,755)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(209,139)	65,431	2,889	569,791
Short-term U.S. government and agency obligations	76	(55)	(271)	(147)

Change in net unrealized appreciation/depreciation	(209,063)	65,376	2,618	569,644

Net realized and unrealized gain (loss)	(295,508)	45,140	(105,345)	(1,125,111)

Net income (loss)	$(299,887)	$37,783	$(122,212)	$(1,149,755)

Net income (loss) per weighted-average share	$(3.00)	$0.25	$(0.95)	$(7.08)

Weighted-average shares outstanding	100,014	150,014	129,318	162,285

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$2,795,026

Redemption of 50,000 shares	(975,650)

Net investment income (loss)	(16,867)
Net realized gain (loss)	(107,963)
Change in net unrealized appreciation/depreciation	2,618

Net income (loss)	(122,212)

Shareholders’ equity, at September 30, 2014	$1,697,164

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$(122,212)	$(1,149,755)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	1,195,318	1,468,886
Change in unrealized appreciation/depreciation on investments	(2,618)	(569,644)
Increase (Decrease) in management fee payable	(949)	(1,180)

Net cash provided by (used in) operating activities	1,069,539	(251,693)

Cash flow from financing activities
Proceeds from addition of shares	—	1,323,474
Payment on shares redeemed	(975,650)	(1,180,652)

Net cash provided by (used in) financing activities	(975,650)	142,822

Net increase (decrease) in cash	93,889	(108,871)
Cash, beginning of period	28,116	138,033

Cash, end of period	$122,005	$29,162

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENT OF FINANCIAL CONDITION

September 30, 2014 (unaudited)
Assets
Cash	$200
Offering costs (Note 5)	65,785

Total assets	65,985

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	65,785

Total liabilities	65,785

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	200

Total liabilities and shareholders’ equity	$65,985

Shares outstanding	10

*	See Note 1 and 9.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$2,328,086	$4,333,752
Segregated cash balances with brokers for futures contracts	22,960,500	64,020,350
Short-term U.S. government and agency obligations (Note 3) (cost $112,202,851 and $207,628,319, respectively)	112,201,096	207,636,383
Receivable from capital shares sold	2,083,603	—
Receivable on open futures contracts	528,712	3,179,017

Total assets	140,101,997	279,169,502

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	8,562,195
Management fee payable	83,865	208,753

Total liabilities	83,865	8,770,948

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	140,018,132	270,398,554

Total liabilities and shareholders’ equity	$140,101,997	$279,169,502

Shares outstanding	6,724,812	9,474,812

Net asset value per share	$20.82	$28.54

Market value per share (Note 2)	$20.78	$28.53

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(80% of shareholders’ equity)
U.S. Treasury Bills:
0.029% due 10/23/14	$2,720,000	$2,719,967
0.042% due 11/06/14	3,414,000	3,413,932
0.031% due 11/13/14	3,651,000	3,650,934
0.006% due 11/20/14	6,209,000	6,208,871
0.013% due 11/28/14	1,463,000	1,462,964
0.029% due 12/04/14	15,157,000	15,156,596
0.012% due 12/11/14	37,893,000	37,891,879
0.026% due 12/18/14	2,122,000	2,121,908
0.033% due 01/08/15	3,961,000	3,960,782
0.011% due 01/29/15	6,571,000	6,570,562
0.006% due 02/19/15	14,490,000	14,488,581
0.016% due 03/05/15	14,556,000	14,554,120

Total short-term U.S. government and agency obligations (cost $112,202,851)		$112,201,096

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures – CBOE, expires October 2014	5,102	$83,162,600	$9,043,812
VIX Futures – CBOE, expires November 2014	3,402	56,643,300	3,388,204

			$12,432,016

††	Cash collateral in the amount of $22,960,500 was pledged to cover margin requirements for open futures contracts as of September 30, 2014.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$6,363	$10,711	$40,577	$54,250

Expenses
Management fee	235,234	365,398	849,283	1,171,508
Brokerage commissions	24,499	—	24,499	—

Total expenses	259,733	365,398	873,782	1,171,508

Net investment income (loss)	(253,370)	(354,687)	(833,205)	(1,117,258)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,990,117)	(58,627,489)	(28,437,457)	(102,880,094)
Short-term U.S. government and agency obligations	2,249	5,723	13,481	8,753

Net realized gain (loss)	(2,987,868)	(58,621,766)	(28,423,976)	(102,871,341)

Change in net unrealized appreciation/depreciation on
Futures contracts	19,045,502	1,983,669	29,084,702	3,441,625
Short-term U.S. government and agency obligations	(2,706)	7,646	(9,819)	(1,732)

Change in net unrealized appreciation/depreciation	19,042,796	1,991,315	29,074,883	3,439,893

Net realized and unrealized gain (loss)	16,054,928	(56,630,451)	650,907	(99,431,448)

Net income (loss)	$15,801,558	$(56,985,138)	$(182,298)	$(100,548,706)

Net income (loss) per weighted-average share	$2.77	$(14.03)	$(0.03)	$(27.74)

Weighted-average shares outstanding	5,708,779	4,060,410	5,489,922	3,624,196

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$270,398,554

Addition of 7,350,000 shares	165,825,697
Redemption of 10,100,000 shares	(296,023,821)

Net addition (redemption) of (2,750,000) shares	(130,198,124)

Net investment income (loss)	(833,205)
Net realized gain (loss)	(28,423,976)
Change in net unrealized appreciation/depreciation	29,074,883

Net income (loss)	(182,298)

Shareholders’ equity, at September 30, 2014	$140,018,132

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$(182,298)	$(100,548,706)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	41,059,850	4,750,998
Net sale (purchase) of short-term U.S. government and agency obligations	95,425,468	13,834,840
Change in unrealized appreciation/depreciation on investments	9,819	1,732
Decrease (Increase) in receivable on futures contracts	2,650,305	(7,590,541)
Increase (Decrease) in management fee payable	(124,888)	12,187
Increase (Decrease) in payable on futures contracts	—	(31,540,181)

Net cash provided by (used in) operating activities	138,838,256	(121,079,671)

Cash flow from financing activities
Proceeds from addition of shares	163,742,094	423,439,517
Payment on shares redeemed	(304,586,016)	(302,978,467)

Net cash provided by (used in) financing activities	(140,843,922)	120,461,050

Net increase (decrease) in cash	(2,005,666)	(618,621)
Cash, beginning of period	4,333,752	2,989,958

Cash, end of period	$2,328,086	$2,371,337

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$3,719,873	$1,906,397
Segregated cash balances with brokers for futures contracts	3,932,900	8,454,390
Short-term U.S. government and agency obligations (Note 3) (cost $37,722,027 and $46,039,268, respectively)	37,722,886	46,040,233
Receivable on open futures contracts	268,191	100,734

Total assets	45,643,850	56,501,754

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,321,983
Management fee payable	30,064	45,448

Total liabilities	30,064	5,367,431

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	45,613,786	51,134,323

Total liabilities and shareholders’ equity	$45,643,850	$56,501,754

Shares outstanding (Note 9)	712,501	662,501

Net asset value per share (Note 9)	$64.02	$77.18

Market value per share (Note 2) (Note 9)	$63.88	$77.16

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills:
0.029% due 10/09/14	$1,939,000	$1,938,993
0.036% due 10/23/14	2,232,000	2,231,973
0.028% due 11/13/14	2,721,000	2,720,951
0.045% due 11/20/14	1,882,000	1,881,961
0.028% due 11/28/14	699,000	698,983
0.035% due 12/04/14	18,780,000	18,779,499
0.028% due 12/11/14	5,607,000	5,606,834
0.010% due 12/18/14	1,825,000	1,824,921
0.002% due 02/19/15	1,092,000	1,091,893
0.037% due 03/05/15	947,000	946,878

Total short-term U.S. government and agency obligations (cost $37,722,027)		$37,722,886

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures – CBOE, expires January 2015	506	$8,829,700	$626,810
VIX Futures – CBOE, expires February 2015	844	15,107,600	640,270
VIX Futures – CBOE, expires March 2015	844	15,403,000	999,160
VIX Futures – CBOE, expires April 2015	338	6,286,800	235,500

			$2,501,740

††	Cash collateral in the amount of $3,932,900 was pledged to cover margin requirements for open futures contracts as of September 30, 2014.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$3,406	$6,721	$13,659	$20,472

Expenses
Management fee	92,676	172,413	310,124	410,433
Brokerage commissions	2,966	—	2,966	—

Total expenses	95,642	172,413	313,090	410,433

Net investment income (loss)	(92,236)	(165,692)	(299,431)	(389,961)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(4,036,079)	(6,929,719)	(16,100,400)	(19,676,804)
Short-term U.S. government and agency obligations	55	1,962	1,772	3,272

Net realized gain (loss)	(4,036,024)	(6,927,757)	(16,098,628)	(19,673,532)

Change in net unrealized appreciation/depreciation on
Futures contracts	5,996,790	(6,313,054)	7,398,429	739,790
Short-term U.S. government and agency obligations	655	3,772	(106)	(1,300)

Change in net unrealized appreciation/depreciation	5,997,445	(6,309,282)	7,398,323	738,490

Net realized and unrealized gain (loss)	1,961,421	(13,237,039)	(8,700,305)	(18,935,042)

Net income (loss)	$1,869,185	$(13,402,731)	$(8,999,736)	$(19,325,003)

Net income (loss) per weighted-average share (Note 9)	$2.62	$(16.04)	$(12.71)	$(30.58)

Weighted-average shares outstanding (Note 9)	712,365	835,531	708,312	631,892

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$51,134,323

Addition of 581,250 shares (Note 9)	40,985,669
Redemption of 531,250 shares (Note 9)	(37,506,470)

Net addition (redemption) of 50,000 shares (Note 9)	3,479,199

Net investment income (loss)	(299,431)
Net realized gain (loss)	(16,098,628)
Change in net unrealized appreciation/depreciation	7,398,323

Net income (loss)	(8,999,736)

Shareholders’ equity, at September 30, 2014	$45,613,786

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$(8,999,736)	$(19,325,003)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	4,521,490	(6,282,900)
Net sale (purchase) of short-term U.S. government and agency obligations	8,317,241	2,148,865
Change in unrealized appreciation/depreciation on investments	106	1,300
Decrease (Increase) in receivable on futures contracts	(167,457)	(1,619,391)
Increase (Decrease) in management fee payable	(15,384)	6,745
Increase (Decrease) in payable on futures contracts	—	(1,890,675)

Net cash provided by (used in) operating activities	3,656,260	(26,961,059)

Cash flow from financing activities
Proceeds from addition of shares	40,985,669	131,215,643
Payment on shares redeemed	(42,828,453)	(104,691,318)

Net cash provided by (used in) financing activities	(1,842,784)	26,524,325

Net increase (decrease) in cash	1,813,476	(436,734)
Cash, beginning of period	1,906,397	2,063,715

Cash, end of period	$3,719,873	$1,626,981

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$4,383,711	$2,240,977
Segregated cash balances with brokers for futures contracts	84,721,500	107,101,750
Short-term U.S. government and agency obligations (Note 3) (cost $214,972,937 and $109,530,861, respectively)	214,965,711	109,533,487
Receivable from capital shares sold	—	10,903,664
Receivable on open futures contracts	11,373,242	—

Total assets	315,444,164	229,779,878

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	57,110,006	—
Payable on open futures contracts	—	3,356,803
Management fee payable	256,981	189,491

Total liabilities	57,366,987	3,546,294

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	258,077,177	226,233,584

Total liabilities and shareholders’ equity	$315,444,164	$229,779,878

Shares outstanding	8,670,099	3,372,389

Net asset value per share	$29.77	$67.08

Market value per share (Note 2)	$29.63	$67.12

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(83% of shareholders’ equity)
U.S. Treasury Bills:
0.014% due 10/23/14	$35,153,000	$35,152,570
0.048% due 11/06/14	1,023,000	1,022,980
0.020% due 11/13/14	10,238,000	10,237,817
0.019% due 11/20/14	13,861,000	13,860,711
0.035% due 11/28/14	3,630,000	3,629,912
0.027% due 12/18/14	5,169,000	5,168,776
0.033% due 01/08/15	2,925,000	2,924,839
0.014% due 01/29/15	45,436,000	45,432,971
0.011% due 02/19/15	55,510,000	55,504,565
0.010% due 03/05/15	42,036,000	42,030,570

Total short-term U.S. government and agency obligations (cost $214,972,937)		$214,965,711

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures – CBOE, expires October 2014	18,828	$306,896,400	$33,327,630
VIX Futures – CBOE, expires November 2014	12,550	208,957,500	15,324,457

			$48,652,087

††	Cash collateral in the amount of $84,721,500 was pledged to cover margin requirements for open futures contracts as September 30, 2014.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$13,610	$10,797	$55,542	$46,863

Expenses
Management fee	689,515	667,541	2,064,694	1,944,995
Brokerage commissions	632,234	602,808	1,802,162	1,824,624

Total expenses	1,321,749	1,270,349	3,866,856	3,769,619

Net investment income (loss)	(1,308,139)	(1,259,552)	(3,811,314)	(3,722,756)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(4,719,200)	(197,375,157)	(255,442,487)	(297,848,329)
Swap agreements	—	—	—	(4,453,107)
Short-term U.S. government and agency obligations	9,696	13,868	23,760	34,128

Net realized gain (loss)	(4,709,504)	(197,361,289)	(255,418,727)	(302,267,308)

Change in net unrealized appreciation/depreciation on
Futures contracts	89,185,433	9,751,723	72,661,998	10,935,632
Swap agreements	—	—	—	(301,351)
Short-term U.S. government and agency obligations	(5,896)	5,260	(9,852)	5,675

Change in net unrealized appreciation/depreciation	89,179,537	9,756,983	72,652,146	10,639,956

Net realized and unrealized gain (loss)	84,470,033	(187,604,306)	(182,766,581)	(291,627,352)

Net income (loss)	$83,161,894	$(188,863,858)	$(186,577,895)	$(295,350,108)

Net income (loss) per weighted-average share (Note 1)	$7.47	$(106.49)	$(24.47)	$(249.07)

Weighted-average shares outstanding (Note 1)	11,128,251	1,773,612	7,625,612	1,185,829

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$226,233,584

Addition of 26,025,000 shares	1,037,824,039
Redemption of 20,727,290 shares	(819,402,551)

Net addition (redemption) of 5,297,710 shares	218,421,488

Net investment income (loss)	(3,811,314)
Net realized gain (loss)	(255,418,727)
Change in net unrealized appreciation/depreciation	72,652,146

Net income (loss)	(186,577,895)

Shareholders’ equity, at September 30, 2014	$258,077,177

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$(186,577,895)	$(295,350,108)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	22,380,250	(62,030,793)
Net sale (purchase) of short-term U.S. government and agency obligations	(105,442,076)	(100,070,302)
Change in unrealized appreciation/depreciation on investments	9,852	295,676
Decrease (Increase) in receivable on futures contracts	(11,373,242)	(30,450,046)
Increase (Decrease) in management fee payable	67,490	113,764
Increase (Decrease) in payable on futures contracts	(3,356,803)	(35,666,735)

Net cash provided by (used in) operating activities	(284,292,424)	(523,158,544)

Cash flow from financing activities
Proceeds from addition of shares	1,048,727,703	1,623,405,802
Payment on shares redeemed	(762,292,545)	(1,099,025,266)

Net cash provided by (used in) financing activities	286,435,158	524,380,536

Net increase (decrease) in cash	2,142,734	1,221,992
Cash, beginning of period	2,240,977	1,790,825

Cash, end of period	$4,383,711	$3,012,817

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$4,637,566	$2,153,370
Segregated cash balances with brokers for futures contracts	51,099,750	33,552,650
Short-term U.S. government and agency obligations (Note 3) (cost $227,185,312 and $105,554,675, respectively)	227,183,170	105,559,022
Receivable from capital shares sold	33,676,473	—
Receivable on open futures contracts	—	603,833

Total assets	316,596,959	141,868,875

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	5,914,427	—
Management fee payable	203,759	117,673

Total liabilities	6,118,186	117,673

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	310,478,773	141,751,202

Total liabilities and shareholders’ equity	$316,596,959	$141,868,875

Shares outstanding	4,150,040	2,100,040

Net asset value per share	$74.81	$67.50

Market value per share (Note 2)	$74.94	$67.47

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(73% of shareholders’ equity)
U.S. Treasury Bills:
0.026% due 10/23/14	$5,327,000	$5,326,935
0.025% due 11/06/14	48,777,000	48,776,024
0.026% due 11/13/14	14,822,000	14,821,734
0.045% due 11/20/14	2,661,000	2,660,945
0.020% due 11/28/14	6,540,000	6,539,842
0.024% due 12/04/14	25,218,000	25,217,327
0.030% due 12/11/14	14,951,000	14,950,558
0.012% due 12/18/14	20,174,000	20,173,126
0.040% due 01/08/15	1,850,000	1,849,898
0.010% due 01/29/15	9,455,000	9,454,370
0.017% due 02/19/15	13,159,000	13,157,712
0.020% due 03/05/15	64,263,000	64,254,699

Total short-term U.S. government and agency obligations (cost $227,185,312)		$227,183,170

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures – CBOE, expires October 2014	11,352	$185,037,600	$(18,147,969)
VIX Futures – CBOE, expires November 2014	7,575	126,123,750	(6,900,477)

			$(25,048,446)

††	Cash collateral in the amount of $51,099,750 was pledged to cover margin requirements for open futures contracts as of September 30, 2014.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$16,267	$6,018	$60,496	$22,651

Expenses
Management fee	620,236	212,926	1,610,858	535,989
Brokerage commissions	385,191	132,363	949,948	335,552

Total expenses	1,005,427	345,289	2,560,806	871,541

Net investment income (loss)	(989,160)	(339,271)	(2,500,310)	(848,890)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	18,146,923	37,631,293	94,414,974	58,706,439
Short-term U.S. government and agency obligations	7,571	4,416	17,530	6,470

Net realized gain (loss)	18,154,494	37,635,709	94,432,504	58,712,909

Change in net unrealized appreciation/depreciation on
Futures contracts	(33,969,073)	(2,816,258)	(33,165,401)	(2,062,754)
Short-term U.S. government and agency obligations	(2,468)	3,113	(6,489)	(807)

Change in net unrealized appreciation/depreciation	(33,971,541)	(2,813,145)	(33,171,890)	(2,063,561)

Net realized and unrealized gain (loss)	(15,817,047)	34,822,564	61,260,614	56,649,348

Net income (loss)	$(16,806,207)	$34,483,293	$58,760,304	$55,800,458

Net income (loss) per weighted-average share (Note 1)	$(5.40)	$19.40	$18.53	$33.40

Weighted-average shares outstanding (Note 1)	3,109,823	1,777,214	3,171,835	1,670,736

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$141,751,202

Addition of 8,400,000 shares	595,573,367
Redemption of 6,350,000 shares	(485,606,100)

Net addition (redemption) of 2,050,000 shares	109,967,267

Net investment income (loss)	(2,500,310)
Net realized gain (loss)	94,432,504
Change in net unrealized appreciation/depreciation	(33,171,890)

Net income (loss)	58,760,304

Shareholders’ equity, at September 30, 2014	$310,478,773

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$58,760,304	$55,800,458
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(17,547,100)	4,007,197
Net sale (purchase) of short-term U.S. government and agency obligations	(121,630,637)	(8,621,966)
Change in unrealized appreciation/depreciation on investments	6,489	807
Decrease (Increase) in receivable on futures contracts	603,833	5,524,721
Increase (Decrease) in management fee payable	86,086	20,936
Increase (Decrease) in payable on futures contracts	5,914,427	5,707,549

Net cash provided by (used in) operating activities	(73,806,598)	62,439,702

Cash flow from financing activities
Proceeds from addition of shares	561,896,894	394,666,787
Payment on shares redeemed	(485,606,100)	(459,088,575)

Net cash provided by (used in) financing activities	76,290,794	(64,421,788)

Net increase (decrease) in cash	2,484,196	(1,982,086)
Cash, beginning of period	2,153,370	2,236,726

Cash, end of period	$4,637,566	$254,640

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash	$29,779,660	$23,390,732
Segregated cash balances with brokers for futures contracts	187,160,599	235,046,530
Short-term U.S. government and agency obligations (Note 3) (cost $2,603,056,246 and $2,846,340,077, respectively)	2,603,063,212	2,846,465,825
Unrealized appreciation on swap agreements	1,688,331	1,972,971
Unrealized appreciation on forward agreements	17,954,975	5,633,053
Unrealized appreciation on foreign currency forward contracts	74,969,834	31,593,879
Receivable from capital shares sold	47,122,485	10,903,664
Receivable on open futures contracts	17,866,515	6,930,575
Offering costs (Note 5)	65,785	—

Total assets	2,979,671,396	3,161,937,229

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	69,429,438	37,227,491
Payable on open futures contracts	12,658,034	10,071,461
Management fee payable	2,191,447	2,522,868
Unrealized depreciation on swap agreements	1,506,026	2,360,565
Unrealized depreciation on forward agreements	99,718,386	11,533,711
Unrealized depreciation on foreign currency forward contracts	2,853,803	16,014,049
Payable for offering costs	65,785	—

Total liabilities	188,422,919	79,730,145

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,791,248,477	3,082,207,084

Total liabilities and shareholders’ equity	$2,979,671,396	$3,161,937,229

Shares outstanding	77,632,845	77,438,599

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment Income
Interest	$223,800	$264,227	$954,921	$1,263,706

Expenses
Management fee	6,638,426	7,808,826	20,189,853	23,331,899
Brokerage commissions	1,103,591	809,686	2,991,388	2,386,718
Offering costs	—	5,852	—	141,251
Limitation by Sponsor	—	(1,572)	—	(57,127)
Reduction in Limitation by Sponsor	—	6,817	—	—

Total expenses	7,742,017	8,629,609	23,181,241	25,802,741

Net investment income (loss)	(7,518,217)	(8,365,382)	(22,226,320)	(24,539,035)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	26,285,740	(246,978,128)	(191,301,679)	(329,688,064)
Swap agreements	14,171,355	(22,391,664)	11,100,356	14,724,162
Forward agreements	5,364,040	34,513,980	(33,412,320)	(507,647,265)
Foreign currency forward contracts	47,567,904	(14,298,434)	41,461,914	117,926,595
Short-term U.S. government and agency obligations	36,987	53,877	125,433	148,022

Net realized gain (loss)	93,426,026	(249,100,369)	(172,026,296)	(704,536,550)

Change in net unrealized appreciation/depreciation on
Futures contracts	88,565,200	14,899,913	83,333,081	7,969,862
Swap agreements	12,217,102	19,908,518	569,899	(4,214,201)
Forward agreements	(160,746,816)	56,912,643	(75,862,753)	57,943,478
Foreign currency forward contracts	87,267,536	(38,777,312)	56,536,201	(62,745,107)
Short-term U.S. government and agency obligations	(11,313)	67,477	(118,782)	(90,537)

Change in net unrealized appreciation/depreciation	27,291,709	53,011,239	64,457,646	(1,136,505)

Net realized and unrealized gain (loss)	120,717,735	(196,089,130)	(107,568,650)	(705,673,055)

Net income (loss)	$113,199,518	$(204,454,512)	$(129,794,970)	$(730,212,090)

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

Shareholders’ equity, at December 31, 2013	$3,082,207,084

Addition of 79,843,760 shares (Note 9)	3,153,708,701
Redemption of 79,649,514 shares (Note 9)	(3,314,872,338)

Net addition (redemption) of 194,246 shares (Note 9)	(161,163,637)

Net investment income (loss)	(22,226,320)
Net realized gain (loss)	(172,026,296)
Change in net unrealized appreciation/depreciation	64,457,646

Net income (loss)	(129,794,970)

Shareholders’ equity, at September 30, 2014	$2,791,248,477

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flow from operating activities
Net income (loss)	$(129,794,970)	$(730,212,090)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	47,885,931	(56,966,986)
Net sale (purchase) of short-term U.S. government and agency obligations	243,283,831	153,464,071
Change in unrealized appreciation/depreciation on investments	18,875,435	9,106,367
Decrease (Increase) in receivable on futures contracts	(10,935,940)	(32,201,116)
Decrease (Increase) in receivable from Sponsor	—	5,373
Change in offering cost	(65,785)	64,027
Increase (Decrease) in management fee payable	(331,421)	(125,995)
Increase (Decrease) in payable on futures contracts	2,586,573	(66,462,723)
Increase (Decrease) in payable for offering costs	65,785	(123,000)

Net cash provided by (used in) operating activities	171,569,439	(723,452,072)

Cash flow from financing activities
Proceeds from addition of shares	3,117,489,880	4,840,185,597
Payment on shares redeemed	(3,282,670,391)	(4,116,802,198)

Net cash provided by (used in) financing activities	(165,180,511)	723,383,399

Net increase (decrease) in cash	6,388,928	(68,673)
Cash, beginning of period	23,390,732	19,959,356

Cash, end of period	$29,779,660	$19,890,683

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2014, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

The Trust registered shares for one additional series: ProShares Managed Futures Strategy (the “Managed Futures Fund”). As of September 30, 2014, the Managed Futures Fund had seed capital, but had not commenced investment operations; therefore, these Financial Statements do not include the Schedule of Investments, Statement of Operations, Statement of Changes in Shareholders’ Equity or Statement of Cash Flows for the Managed Futures Fund.

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

Effective as of July 1, 2014, the official name for the Dow-Jones Commodity Index and its sub-indexes (Dow-Jones Commodity SubindexSM, Dow Jones-UBS WTI Crude Oil SubindexSM, and Dow-Jones Natural Gas SubindexSM) changed to the Bloomberg Commodity Index, Bloomberg Commodity SubindexSM, Bloomberg WTI Crude Oil SubindexSM, and Bloomberg Natural Gas SubindexSM, respectively. The changes were made to reflect the transfer of several Dow Jones-UBS indexes to Bloomberg L.P. The methodology for the underlying index of each Commodity Index Fund will remain the same in all material respects. As a result, the fund name, underlying index name and ticker symbol changed for each of the Commodity Index Funds and are reflected in the financial statements and footnotes. The new name, underlying index name and ticker symbol for each of the Commodity Index Funds are as follows:

Prior Fund Name	New Fund Name	Prior Underlying Index Name and Ticker Symbol	New Underlying Index Name and Ticker Symbol
ProShares UltraShort DJ-UBS Commodity	ProShares UltraShort Bloomberg Commodity	Dow Jones – UBS Commodity IndexSM – DJUBSTR	Bloomberg Commodity IndexSM – BCOMTR
ProShares Ultra DJ-UBS Commodity	ProShares Ultra Bloomberg Commodity	Dow Jones – UBS Commodity IndexSM – DJUBSTR	Bloomberg Commodity IndexSM – BCOMTR
ProShares UltraShort DJ-UBS Crude Oil	ProShares UltraShort Bloomberg Crude Oil	Dow Jones – UBS WTI Crude Oil SubindexSM – DJUBCLTR	Bloomberg WTI Crude Oil SubindexSM – BCOMCLTR
ProShares Ultra DJ-UBS Crude Oil	ProShares Ultra Bloomberg Crude Oil	Dow Jones – UBS WTI Crude Oil SubindexSM – DJUBCLTR	Bloomberg WTI Crude Oil SubindexSM – BCOMCLTR
ProShares UltraShort DJ-UBS Natural Gas	ProShares UltraShort Bloomberg Natural Gas	Dow Jones – UBS Natural Gas SubindexSM – DJUBNGTR	Bloomberg Natural Gas SubindexSM – BCOMNGTR
ProShares Ultra DJ-UBS Natural Gas	ProShares Ultra Bloomberg Natural Gas	Dow Jones – UBS Natural Gas SubindexSM – DJUBNGTR	Bloomberg Natural Gas SubindexSM – BCOMNGTR

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

Each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Each Matching VIX Fund and the Managed Futures Fund seeks investment results (before fees and expenses), both over a single day and over time, that match the performance of its corresponding benchmark. Daily performance is measured from the calculation of one NAV to the next.

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

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Accordingly, results over periods of time greater than a single day should not be expected to be a simple multiple (e.g., -1x, -2x or 2x) of the period return of the corresponding benchmark and will likely differ significantly. The Matching VIX Funds and the Managed Futures Fund seek to achieve their stated investment objective both over a single day and over time.

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the nine months ended September 30, 2014 and year ended December 31, 2013. The ticker symbols for these Funds did not change and each Fund continues to trade on the NYSE Arca.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated September 30, 2014, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ final net asset value for creation and redemption of fund Shares for the nine months ended September 30, 2014 were as follows. All times are Eastern Standard Time:

	NAV Calculation Time		NAV Calculation Date
UltraShort Silver, Ultra Silver	7:00 a.m.		September 30
UltraShort Gold, Ultra Gold	10:00 a.m.		September 30
UltraShort Bloomberg Crude Oil, Ultra Bloomberg Crude Oil	2:30 p.m.		September 30
UltraShort Bloomberg Natural Gas, Ultra Bloomberg Natural Gas	2:30 p.m.		September 30
UltraShort Bloomberg Commodity, Ultra Bloomberg Commodity	2:30 p.m.	*	September 30
UltraShort Australian Dollar, Ultra Australian Dollar	4:00 p.m.		September 30
Short Euro, UltraShort Euro, Ultra Euro	4:00 p.m.		September 30
UltraShort Yen, Ultra Yen	4:00 p.m.		September 30
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	4:15 p.m.		September 30
VIX Mid-Term Futures ETF	4:15 p.m.		September 30

*	On July 31, 2014, the NAV Calculation Time for ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity was changed from 3:00 p.m. to 2:30 p.m.

Although the Leveraged Funds’, the Short Euro Fund’s, the Geared VIX Funds’ and the Matching VIX Funds’ Shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the nine months ended September 30, 2014.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund, and the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s and VIX Funds’ final creation/redemption NAV for the three and nine months ended September 30, 2014.

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

The following table summarizes the valuation of investments at September 30, 2014 using the fair value hierarchy:

	Level I – Quoted Prices		Level II – Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
UltraShort Bloomberg Commodity	$3,221,933	$—	$—	$—	$351,391	$3,573,324
UltraShort Bloomberg Crude Oil	182,780,326	6,498,525	—	—	1,336,940	190,615,791
UltraShort Bloomberg Natural Gas	16,113,481	(1,869,686)	—	—	—	14,243,795
UltraShort Gold	76,390,633	19,400	5,603,080	—	—	82,013,113
UltraShort Silver	47,309,314	14,690	12,351,895	—	—	59,675,899
Short Euro	15,108,184	430,669	—	—	—	15,538,853
UltraShort Australian Dollar	17,488,683	1,886,600	—	—	—	19,375,283
UltraShort Euro	441,230,341	—	—	37,323,059	—	478,553,400
UltraShort Yen	388,927,061	—	—	35,131,253	—	424,058,314
Ultra Bloomberg Commodity	3,629,825	—	—	—	(330,554)	3,299,271
Ultra Bloomberg Crude Oil	183,290,203	(6,067,155)	—	—	(1,175,472)	176,047,576
Ultra Bloomberg Natural Gas	59,025,434	4,355,964	—	—	—	63,381,398
Ultra Gold	121,093,621	(19,400)	(8,125,619)	—	—	112,948,602
Ultra Silver	448,624,453	(29,380)	(91,592,767)	—	—	357,002,306
Ultra Australian Dollar	2,833,943	(321,111)	—	—	—	2,512,832
Ultra Euro	2,189,947	—	—	(181,861)	—	2,008,086
Ultra Yen	1,732,967	—	—	(156,420)	—	1,576,547
VIX Short-Term Futures ETF	112,201,096	12,432,016	—	—	—	124,633,112
VIX Mid-Term Futures ETF	37,722,886	2,501,740	—	—	—	40,224,626
Ultra VIX Short-Term Futures ETF	214,965,711	48,652,087	—	—	—	263,617,798
Short VIX Short-Term Futures ETF	227,183,170	(25,048,446)	—	—	—	202,134,724

Total Trust	$2,603,063,212	$43,436,513	$(81,763,411)	$72,116,031	$182,305	$2,637,034,650

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At September 30, 2014, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2013 using the fair value hierarchy:

	Level I – Quoted Prices		Level II – Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
UltraShort Bloomberg Commodity	$3,453,890	$—	$—	$—	$(27,665)	$3,426,225
UltraShort Bloomberg Crude Oil	247,584,623	(1,232,773)	—	—	(2,332,900)	244,018,950
UltraShort Bloomberg Natural Gas	18,274,713	1,042,300	—	—	—	19,317,013
UltraShort Gold	148,988,329	14,520	5,633,053	—	—	154,635,902
UltraShort Silver	114,826,066	14,200	(2,227,857)	—	—	112,612,409
Short Euro	7,902,056	(33,231)	—	—	—	7,868,825
UltraShort Australian Dollar	24,198,507	917,605	—	—	—	25,116,112
UltraShort Euro	437,847,159	—	—	(13,748,507)	—	424,098,652
UltraShort Yen	558,597,264	—	—	29,386,684	—	587,983,948
Ultra Bloomberg Commodity	2,816,688	—	—	—	15,078	2,831,766
Ultra Bloomberg Crude Oil	137,435,610	626,661	—	—	1,957,893	140,020,164
Ultra Bloomberg Natural Gas	58,921,011	(3,656,539)	—	—	—	55,264,472
Ultra Gold	140,880,950	(14,560)	(6,812,974)	—	—	134,053,416
Ultra Silver	467,868,976	(14,200)	(2,492,880)	—	—	465,361,896
Ultra Australian Dollar	2,716,439	(118,220)	—	—	—	2,598,219
Ultra Euro	2,455,863	—	—	100,962	—	2,556,825
Ultra Yen	2,928,556	—	—	(159,309)	—	2,769,247
VIX Short-Term Futures ETF	207,636,383	(16,652,686)	—	—	—	190,983,697
VIX Mid-Term Futures ETF	46,040,233	(4,896,689)	—	—	—	41,143,544
Ultra VIX Short-Term Futures ETF	109,533,487	(24,009,911)	—	—	—	85,523,576
Short VIX Short-Term Futures ETF	105,559,022	8,116,955	—	—	—	113,675,977

Total Trust	$2,846,465,825	$(39,896,568)	$(5,900,658)	$15,579,830	$(387,594)	$2,815,860,835

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments as presented in the Form 10-K for the year ended December 31, 2013. Only current day’s variation margin is reported within the Statements of Financial Condition as presented in the Form 10-K for the year ended December 31, 2013 in receivable/payable on open futures.

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

Brokerage Commissions and Fees

Each Fund pays or will pay its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission (“CFTC”) regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed). For the three and nine months periods ended September 30, 2013 and the period from January 1, 2014 through July 30, 2014, the Sponsor paid brokerage commissions on VIX futures contracts for the Matching VIX Funds. On July 31, 2014, the Sponsor began paying, and is currently paying, brokerage commissions on VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at September 30, 2014 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2014, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of September 30, 2014, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of September 30, 2014

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	$351,391		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Natural Gas	$1,869,686	*
		ProShares UltraShort Bloomberg Crude Oil	7,835,465	*		ProShares Ultra Bloomberg Commodity	330,554
		ProShares UltraShort Gold	5,622,480	*		ProShares Ultra Bloomberg Crude Oil	7,242,627	*
		ProShares UltraShort Silver	12,366,585	*		ProShares Ultra Gold	8,145,019	*
		ProShares Ultra Bloomberg Natural Gas	4,355,964	*		ProShares Ultra Silver	91,622,147	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	430,669	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Euro	1,779,484
		ProShares UltraShort Australian Dollar	1,886,600	*		ProShares UltraShort Yen	729,246
		ProShares UltraShort Euro	39,102,543			ProShares Ultra Australian Dollar	321,111	*
		ProShares UltraShort Yen	35,860,499			ProShares Ultra Euro	185,378
		ProShares Ultra Euro	3,517			ProShares Ultra Yen	159,695
		ProShares Ultra Yen	3,275
VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Short-Term Futures ETF	12,432,016	*	Payable on open futures contracts	ProShares Short VIX Short-Term Futures ETF	25,048,446	*
		ProShares VIX Mid-Term Futures ETF	2,501,740	*
		ProShares Ultra VIX Short-Term Futures ETF	48,652,087	*

		Total Trust	$171,404,831	*		Total Trust	$137,433,393	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2013

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Natural Gas	$1,042,300	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	$27,665
		ProShares UltraShort Gold	5,647,573	*		ProShares UltraShort Bloomberg Crude Oil	3,565,673	*
		ProShares UltraShort Silver	14,200	*		ProShares UltraShort Silver	2,227,857
		ProShares Ultra Bloomberg Commodity	15,078			ProShares Ultra Bloomberg Natural Gas	3,656,539	*
		ProShares Ultra Bloomberg Crude Oil	2,584,554	*		ProShares Ultra Gold	6,827,534	*
						ProShares Ultra Silver	2,507,080	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares UltraShort Australian Dollar	917,605	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Short Euro	33,231	*
		ProShares UltraShort Euro	151,351			ProShares UltraShort Euro	13,899,858
		ProShares UltraShort Yen	31,317,568			ProShares UltraShort Yen	1,930,884
		ProShares Ultra Euro	120,908			ProShares Ultra Australian Dollar	118,220	*
		ProShares Ultra Yen	4,052			ProShares Ultra Euro	19,946
						ProShares Ultra Yen	163,361
VIX Futures Contracts	Receivables on open futures contracts	ProShares Short VIX Short-Term Futures ETF			Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	16,652,686	*
			8,116,955	*		ProShares VIX Mid-Term Futures ETF	4,896,689	*
						ProShares Ultra VIX Short-Term Futures ETF	24,009,911	*

		Total Trust	$49,932,144	*		Total Trust	$80,537,134	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments as presented in the Form 10-K for the year ended December 31, 2013. Only current day’s variation margin is reported within the Statements of Financial Condition as presented in the Form 10-K for the year ended December 31, 2013 in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2014

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	$502,112	$401,110
		ProShares UltraShort Bloomberg Crude Oil	42,549,744	29,109,258
		ProShares UltraShort Bloomberg Natural Gas	13,918,036	(4,337,530)
		ProShares UltraShort Gold	(4,376,264)	16,210,828
		ProShares UltraShort Silver	(1,123,414)	22,946,708
		ProShares Ultra Bloomberg Commodity	(651,785)	(339,598)
		ProShares Ultra Bloomberg Crude Oil	(16,410,261)	(12,476,761)
		ProShares Ultra Bloomberg Natural Gas	(7,087,097)	5,766,729
		ProShares Ultra Gold	1,375,191	(21,377,754)
		ProShares Ultra Silver	9,486,957	(178,532,813)

Foreign Exchange Contracts	Net realized gain (loss) on futures contracts and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures contracts and/or foreign currency forward contracts	ProShares Short Euro	767,314	541,828
		ProShares UltraShort Australian Dollar	549,795	2,249,440
		ProShares UltraShort Euro	32,039,809	42,910,400
		ProShares UltraShort Yen	15,787,084	44,778,863
		ProShares Ultra Australian Dollar	(80,720)	(384,611)
		ProShares Ultra Euro	(172,537)	(212,588)
		ProShares Ultra Yen	(86,452)	(209,139)

VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(2,990,117)	19,045,502
		ProShares VIX Mid-Term Futures ETF	(4,036,079)	5,996,790
		ProShares Ultra VIX Short-Term Futures ETF	(4,719,200)	89,185,433
		ProShares Short VIX Short-Term Futures ETF	18,146,923	(33,969,073)

		Total Trust	$93,389,039	$27,303,022

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended September 30, 2013

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	$13,664	$(212,120)
		ProShares UltraShort Bloomberg Crude Oil	(86,184,111)	44,663,321
		ProShares UltraShort Bloomberg Natural Gas	2,862,705	(1,862,190)
		ProShares UltraShort Gold	6,021,147	(44,053,880)
		ProShares UltraShort Silver	6,003,481	(32,088,651)
		ProShares Ultra Bloomberg Commodity	(85,078)	233,903
		ProShares Ultra Bloomberg Crude Oil	53,589,084	(18,204,607)
		ProShares Ultra Bloomberg Natural Gas	(14,491,916)	9,380,633
		ProShares Ultra Gold	(5,910,890)	36,566,124
		ProShares Ultra Silver	28,400,072	96,489,190

Foreign Exchange Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Short Euro	(39,024)	(208,707)
		ProShares UltraShort Australian Dollar	389,254	(1,865,253)
		ProShares UltraShort Euro	(8,625,860)	(30,678,790)
		ProShares UltraShort Yen	(5,693,424)	(8,391,457)
		ProShares Ultra Australian Dollar	(123,128)	277,231
		ProShares Ultra Euro	41,105	227,504
		ProShares Ultra Yen	(20,255)	65,431

VIX Futures Contracts	Net realized gain (loss) on futures contracts/changes in unrealized appreciation/depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(58,627,489)	1,983,669
		ProShares VIX Mid-Term Futures ETF	(6,929,719)	(6,313,054)
		ProShares Ultra VIX Short-Term Futures ETF	(197,375,157)	9,751,723
		ProShares Short VIX Short-Term Futures ETF	37,631,293	(2,816,258)

		Total Trust	$(249,154,246)	$52,943,762

The Effect of Derivative Instruments on the Statements of Operations

For the nine months ended September 30, 2014

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	$(3,522)	$379,056
		ProShares UltraShort Bloomberg Crude Oil	(1,295,265)	11,401,138
		ProShares UltraShort Bloomberg Natural Gas	2,732,493	(2,911,986)
		ProShares UltraShort Gold	(12,650,556)	(25,093)
		ProShares UltraShort Silver	(1,282,703)	14,580,242
		ProShares Ultra Bloomberg Commodity	(274,839)	(345,632)
		ProShares Ultra Bloomberg Crude Oil	14,597,508	(9,827,181)
		ProShares Ultra Bloomberg Natural Gas	9,878,729	8,012,503
		ProShares Ultra Gold	3,319,675	(1,317,485)
		ProShares Ultra Silver	(22,797,421)	(89,115,067)

Foreign Exchange Contracts	Net realized gain (loss) on futures contracts and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures contracts and/or foreign currency forward contracts	ProShares Short Euro	925,848	463,900
		ProShares UltraShort Australian Dollar	(1,375,743)	968,995
		ProShares UltraShort Euro	25,744,724	51,071,566
		ProShares UltraShort Yen	15,952,890	5,744,569
		ProShares Ultra Australian Dollar	177,523	(202,891)
		ProShares Ultra Euro	(127,652)	(282,823)
		ProShares Ultra Yen	(108,048)	2,889

VIX Futures Contracts	Net realized gain (loss) on futures contracts/ changes in unrealized appreciation/depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(28,437,457)	29,084,702
		ProShares VIX Mid-Term Futures ETF	(16,100,400)	7,398,429
		ProShares Ultra VIX Short-Term Futures ETF	(255,442,487)	72,661,998
		ProShares Short VIX Short-Term Futures ETF	94,414,974	(33,165,401)

		Total Trust	$(172,151,729)	$64,576,428

The Effect of Derivative Instruments on the Statements of Operations

For the nine months ended September 30, 2013

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	$472,331	$51,626
		ProShares UltraShort Bloomberg Crude Oil	(91,283,615)	53,041,584
		ProShares UltraShort Bloomberg Natural Gas	254,565	58,149
		ProShares UltraShort Gold	39,762,664	4,027,954
		ProShares UltraShort Silver	86,823,320	(10,266,771)
		ProShares Ultra Bloomberg Commodity	(868,053)	68,896
		ProShares Ultra Bloomberg Crude Oil	140,887,078	(68,999,815)
		ProShares Ultra Bloomberg Natural Gas	410,025	7,251,345
		ProShares Ultra Gold	(124,334,744)	(1,513,242)
		ProShares Ultra Silver	(509,899,199)	65,695,557

Foreign Exchange Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares Short Euro	(114,962)	(86,038)
		ProShares UltraShort Australian Dollar	2,294,351	(552,202)
		ProShares UltraShort Euro	(19,722,590)	(12,784,494)
		ProShares UltraShort Yen	139,331,278	(50,633,718)
		ProShares Ultra Australian Dollar	(863,033)	169,154
		ProShares Ultra Euro	12,734	103,314
		ProShares Ultra Yen	(1,694,827)	569,791

VIX Futures Contracts	Net realized gain (loss) on futures contracts and swap agreements/changes in unrealized appreciation/depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(102,880,094)	3,441,625
		ProShares VIX Mid-Term Futures ETF	(19,676,804)	739,790
		ProShares Ultra VIX Short-Term Futures ETF	(302,301,436)	10,634,281
		ProShares Short VIX Short-Term Futures ETF	58,706,439	(2,062,754)

		Total Trust	$(704,684,572)	$(1,045,968)

Offsetting Assets and Liabilities

The Funds are subject to master netting agreements or similar arrangements that allow for amounts owed between the Funds and the counterparty to be netted upon an early termination. The party that has the larger payable pays the excess of the larger amount over the smaller amount to the other party. The master netting agreements or similar arrangements do not apply to amounts owed to/from different counterparties. As described above, the Funds utilize derivative instruments to achieve their investment objective during the year. The amounts shown in the Statements of Financial Condition do not take into consideration the effects of legally enforceable master netting agreements or similar arrangements.

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of September 30, 2014 and December 31, 2013:

Fair Values of Derivative Instruments as of September 30, 2014
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares UltraShort Bloomberg Commodity
Swap agreements	$351,391	$—	$351,391	$—	$—	$—
ProShares UltraShort Bloomberg Crude Oil
Futures contracts*	5,351,442	—	5,351,442	—	—	—
Swap agreements	1,336,940	—	1,336,940	—	—	—
ProShares UltraShort Bloomberg Natural Gas
Futures contracts*	242,198	—	242,198	—	—	—
ProShares UltraShort Gold
Forward agreements	5,603,080	—	5,603,080	—	—	—
Futures contracts*	760	—	760	—	—	—
ProShares UltraShort Silver
Forward agreements	12,351,895	—	12,351,895	—	—	—
Futures contracts*	1,905	—	1,905	—	—	—
ProShares Short Euro
Futures contracts*	86,385	—	86,385	—	—	—
ProShares UltraShort Australian Dollar
Futures contracts*	—	—	—	83,164	—	83,164
ProShares UltraShort Euro
Foreign currency forward contracts	39,102,543	—	39,102,543	1,779,484	—	1,779,484
ProShares UltraShort Yen
Foreign currency forward contracts	35,860,499	—	35,860,499	729,246	—	729,246
ProShares Ultra Bloomberg Commodity
Swap agreements	—	—	—	330,554	—	330,554
ProShares Ultra Bloomberg Crude Oil
Futures contracts*	—	—	—	5,850,066	—	5,850,066
Swap agreements	—	—	—	1,175,472	—	1,175,472
ProShares Ultra Bloomberg Natural Gas
Futures contracts*	—	—	—	803,837	—	803,837
ProShares Ultra Gold
Forward agreements	—	—	—	8,125,619	—	8,125,619

Futures contracts*	—	—	—	1,440	—	1,440
ProShares Ultra Silver
Forward agreements	—	—	—	91,592,767	—	91,592,767
Futures contracts*	—	—	—	5,100	—	5,100
ProShares Ultra Australian Dollar
Futures contracts*	13,680	—	13,680	—	—	—
ProShares Ultra Euro
Foreign currency forward contracts	3,517	—	3,517	185,378	—	185,378
ProShares Ultra Yen
Foreign currency forward contracts	3,275	—	3,275	159,695	—	159,695
ProShares VIX Short-Term Futures ETF
Futures contracts*	528,712	—	528,712	—	—	—
ProShares VIX Mid-Term Futures ETF
Futures contracts*	268,191	—	268,191	—	—	—
ProShares Ultra VIX Short-Term Futures ETF
Futures contracts*	11,373,242	—	11,373,242	—	—	—
ProShares Short VIX Short-Term Futures ETF
Futures contracts*	—	—	—	5,914,427	—	5,914,427

*	Current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments.

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at September 30, 2014. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the un-collateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Account for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds)/the Counterparties	Net Amount
ProShares UltraShort Bloomberg Commodity
Deutsche Bank AG	$138,092	$—	$—	$138,092
Goldman Sachs International	151,279	—	—	151,279
UBS AG	62,020	—	—	62,020
ProShares UltraShort Bloomberg Crude Oil
Deutsche Bank AG	386,649	—	(150,000)	236,649
Goldman Sachs & Co.	5,351,442	—	—	5,351,442
Goldman Sachs International	119,484	—	—	119,484
Societe Generale S.A.	263,194	(263,194)	—	—
UBS AG	567,613	—	—	567,613
ProShares UltraShort Bloomberg Natural Gas
Goldman Sachs & Co.	242,198	—	—	242,198
ProShares UltraShort Gold
Deutsche Bank AG	2,934,951	—	(2,934,951)	—
Goldman Sachs & Co.	760	—	—	760
Goldman Sachs International	1,104,499	(1,040,501)	—	63,998
Societe Generale S.A.	566,668	(566,668)	—
UBS AG	996,962	(955,201)	—	41,761
ProShares UltraShort Silver
Deutsche Bank AG	6,311,898	—	(4,950,000)	1,361,898

Goldman Sachs & Co.	1,905	—	—	1,905
Goldman Sachs International	2,281,378	(1,823,180)	—	458,198
Societe Generale S.A.	1,430,359	(1,430,359)	—	—
UBS AG	2,328,260	(1,708,692)	—	619,568
ProShares Short Euro
RBC Capital Markets	86,385	—	—	86,385
ProShares UltraShort Australian Dollar
RBC Capital Markets	(83,164)	—	83,164	—
ProShares UltraShort Euro
Goldman Sachs International	17,950,679	(15,954,132)	—	1,996,547
UBS AG	19,372,380	(17,710,695)	—	1,661,685
ProShares UltraShort Yen
Goldman Sachs International	17,180,097	(16,269,531)	—	910,566
UBS AG	17,951,156	(17,719,273)	—	231,883
ProShares Ultra Bloomberg Commodity
Deutsche Bank AG	(135,580)	135,580	—	—
Goldman Sachs International	(148,743)	148,743	—	—
UBS AG	(46,231)	46,231	—	—
ProShares Ultra Bloomberg Crude Oil
Deutsche Bank AG	(299,424)	299,424	—	—
Goldman Sachs & Co.	(5,850,066)	—	5,028,210	(821,856)
Goldman Sachs International	(68,287)	68,287	—	—
Societe Generale S.A.	(222,180)	222,180	—	—
UBS AG	(585,581)	585,581	—	—
ProShares Ultra Bloomberg Natural Gas
Goldman Sachs & Co.	(803,837)	—	803,837	—
ProShares Ultra Gold
Deutsche Bank AG	(4,255,264)	4,255,264	—	—
Goldman Sachs & Co.	(1,440)	—	1,440	—
Goldman Sachs International	(1,626,387)	1,626,387	—	—
Societe Generale S.A.	(714,569)	714,569	—	—
UBS AG	(1,529,399)	1,529,399	—	—
ProShares Ultra Silver
Deutsche Bank AG	(46,744,838)	46,744,838	—	—
Goldman Sachs & Co.	(5,100)	—	5,100	—
Goldman Sachs International	(17,435,908)	17,435,908	—	—
Societe Generale S.A.	(9,689,940)	9,689,940	—	—
UBS AG	(17,722,081)	17,722,081	—	—
ProShares Ultra Australian Dollar
RBC Capital Markets	13,680	—	—	13,680
ProShares Ultra Euro
Goldman Sachs International	(30,998)	30,998	—	—
UBS AG	(150,863)	150,863	—	—
ProShares Ultra Yen
Goldman Sachs International	(29,649)	29,649	—	—
UBS AG	(126,771)	113,998	—	(12,773)
ProShares VIX Short-Term Futures ETF
RBC Capital Markets	528,712	—	—	528,712
ProShares VIX Mid-Term Futures ETF
RBC Capital Markets	268,191	—	—	268,191
ProShares Ultra VIX Short-Term Futures ETF
RBC Capital Markets	11,373,242	—	—	11,373,242
ProShares Short VIX Short-Term Futures ETF
RBC Capital Markets	(5,914,427)	—	5,914,427	—

Fair Values of Derivative Instruments as of December 31, 2013
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares UltraShort Bloomberg Commodity
Swap agreements	$—	$—	$—	$27,665	—	$27,665
ProShares UltraShort Bloomberg Crude Oil
Futures contracts*	1,503,943	—	1,503,943	—	—	—
Swap agreements	—	—	—	2,332,900	—	2,332,900
ProShares UltraShort Bloomberg Natural Gas
Futures contracts*	1,520,548	—	1,520,548	—	—	—
ProShares UltraShort Gold
Forward agreements	5,633,053	—	5,633,053	—	—	—
Futures contracts*	300	—	300	—	—	—
ProShares UltraShort Silver
Forward agreements	—	—	—	2,227,857	—	2,227,857
Futures contracts*	2,450	—	2,450	—	—	—
ProShares Short Euro
Futures contracts*	9,100	—	9,100	—	—	—
ProShares UltraShort Australian Dollar
Futures contracts*	—	—	—	86,166	—	86,166
ProShares UltraShort Euro
Foreign currency forward contracts	151,351	—	151,351	13,899,858	—	13,899,858
ProShares UltraShort Yen
Foreign currency forward contracts	31,317,568	—	31,317,568	1,930,884	—	1,930,884
ProShares Ultra Bloomberg Commodity
Swap agreements	15,078	—	15,078	—	—	—
ProShares Ultra Bloomberg Crude Oil
Futures contracts*	—	—	—	997,210	—	997,210
Swap agreements	1,957,893	—	1,957,893	—	—	—
ProShares Ultra Bloomberg Natural Gas
Futures contracts*	—	—	—	5,628,532	—	5,628,532
ProShares Ultra Gold
Forward agreements	—	—	—	6,812,974	—	6,812,974
Futures contracts*	—	—	—	300	—	300
ProShares Ultra Silver
Forward agreements	—	—	—	2,492,880	—	2,492,880
Futures contracts*	—	—	—	2,450	—	2,450
ProShares Ultra Australian Dollar
Futures contracts*	10,650	—	10,650	—	—	—
ProShares Ultra Euro
Foreign currency forward contracts	120,908	—	120,908	19,946	—	19,946
ProShares Ultra Yen
Foreign currency forward contracts	4,052	—	4,052	163,361	—	163,361
ProShares VIX Short-Term Futures ETF
Futures contracts*	3,179,017	—	3,179,017	—	—	—
ProShares VIX Mid-Term Futures ETF
Futures contracts*	100,734	—	100,734	—	—	—
ProShares Ultra VIX Short-Term Futures ETF
Futures contracts*	—	—	—	3,356,803	—	3,356,803
ProShares Short VIX Short-Term Futures ETF
Futures contracts*	603,833	—	603,833	—	—	—

*	Current day’s variation margin is reported within the Statements of Financial Condition as presented in the Form 10-K for the year ended December 31, 2013 in receivable/payable on open futures contracts; Cumulative appreciation/depreciation is reported in the Schedule of Investments as presented in the Form 10-K for the year ended December 31, 2013.

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

Gross Amounts Not Offset in the Statements of Financial Condition
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort Bloomberg Commodity
Deutsche Bank AG	$(11,710)	$11,710	$—	$—
Goldman Sachs International	(12,945)	12,945	—	—
UBS AG	(3,010)	3,010	—	—
ProShares UltraShort Bloomberg Crude Oil
Deutsche Bank AG	(570,114)	570,114	—	—
Goldman Sachs & Co.	1,503,943	—	—	1,503,943
Goldman Sachs International	(632,990)	632,990	—	—
Societe Generale S.A.	(402,586)	402,586	—	—
UBS AG	(727,210)	727,210	—	—
ProShares UltraShort Bloomberg Natural Gas
Goldman Sachs & Co.	1,520,548	—	—	1,520,548
ProShares UltraShort Gold
Deutsche Bank AG	2,258,281	—	(2,258,281)	—
Goldman Sachs & Co.	300	—	—	300
Goldman Sachs International	1,411,290	(1,411,290)	—	—
Societe Generale S.A.	665,044	(665,044)	—	—
UBS AG	1,298,438	(1,298,438)	—	—
ProShares UltraShort Silver
Deutsche Bank AG	(445,752)	445,752	—	—
Goldman Sachs & Co.	2,450	—	—	2,450
Goldman Sachs International	(1,257,636)	1,257,636	—	—
Societe Generale S.A.	(7,359)	7,359	—	—
UBS AG	(517,110)	517,110	—	—
ProShares Short Euro
RBC Capital Markets	9,100	—	—	9,100
ProShares UltraShort Australian Dollar
RBC Capital Markets	(86,166)	—	86,166	—
ProShares UltraShort Euro
Goldman Sachs International	64,104	—	—	64,104
Goldman Sachs International	(6,820,802)	6,820,802		—
UBS AG	87,247	—	—	87,247
UBS AG	(7,079,056)	7,079,056	—	—
ProShares UltraShort Yen
Goldman Sachs International	15,716,318	(13,635,426)	—	2,080,892

Goldman Sachs International	(884,849)	884,849	—	—
UBS AG	15,601,250	(14,004,926)	—	1,596,324
UBS AG	(1,046,035)	1,046,035	—	—
ProShares Ultra Bloomberg Commodity
Deutsche Bank AG	6,454	—	—	6,454
Goldman Sachs International	4,974	—	—	4,974
UBS AG	3,650	—	—	3,650
ProShares Ultra Bloomberg Crude Oil
Deutsche Bank AG	622,117	—	(622,117)	—
Goldman Sachs & Co.	(997,210)	—	997,210	—
Goldman Sachs International	576,723	(576,723)	—	—
Societe Generale S.A.	275,816	(275,816)	—	—
UBS AG	483,237	(483,237)	—	—
ProShares Ultra Bloomberg Natural Gas
Goldman Sachs & Co.	(5,628,532)	—	4,630,277	(998,255)
ProShares Ultra Gold
Deutsche Bank AG	(3,543,937)	3,543,937	—	—
Goldman Sachs & Co.	(300)	—	300	—
Goldman Sachs International	(1,327,335)	1,327,335	—	—
Societe Generale S.A.	(785,038)	785,038	—	—
UBS AG	(1,156,664)	1,156,664	—	—
ProShares Ultra Silver
Deutsche Bank AG	(350,663)	350,663	—	—
Goldman Sachs & Co.	(2,450)	—	2,450	—
Goldman Sachs International	(1,345,433)	1,345,433	—	—
Societe Generale S.A.	(28,581)	28,581	—	—
UBS AG	(768,203)	768,203	—	—
ProShares Ultra Australian Dollar
RBC Capital Markets	10,650	—	—	10,650
ProShares Ultra Euro
Goldman Sachs International	56,991	—	—	56,991
Goldman Sachs International	(19,770)	19,770	—	—
UBS AG	63,917	—	—	63,917
UBS AG	(176)	176	—	—
ProShares Ultra Yen
Goldman Sachs International	2,462	—	—	2,462
Goldman Sachs International	(78,309)	78,309	—	—
UBS AG	1,590	—	—	1,590
UBS AG	(85,052)	85,052	—	—
ProShares VIX Short-Term Futures ETF
RBC Capital Markets	3,179,017	—	—	3,179,017
ProShares VIX Mid-Term Futures ETF
RBC Capital Markets	100,734	—	—	100,734
ProShares Ultra VIX Short-Term Futures ETF
RBC Capital Markets	(3,356,803)	—	3,356,803	—
ProShares Short VIX Short-Term Futures ETF
RBC Capital Markets	603,833	—	—	603,833

NOTE 4 – AGREEMENTS

Management Fee

Each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV of such Fund. The Managed Futures Fund will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.75% per annum of its average daily net assets. The Sponsor did not and will not charge its fee in the first year of operation of each Fund in an amount equal to the offering costs. The Sponsor reimbursed each Fund to the extent that its offering costs exceed the Management Fee for the first year of operations. The Management Fee is paid in consideration of the Sponsor’s services as commodity pool operator, and for managing the business and affairs of the Funds. From the Management Fee, the Sponsor pays the fees and expenses of the Administrator, Custodian, Distributor, ProFunds Distributors, Inc. (“PDI”), an affiliated broker-dealer of the Sponsor, Transfer Agent and any index licensors for the Funds , the routine operational, administrative and other ordinary expenses of each Fund, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual Schedule K-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of a Fund, and report preparation and mailing expenses. For the three and nine months ended September 30, 2013 and from January 1, 2014 through July 30, 2014, the Sponsor paid brokerage commissions on VIX futures contracts for the Matching VIX Funds. On July 31, 2014, the Sponsor began paying, and is currently paying, brokerage commissions on VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually. Each Fund incurs and pays its non-recurring and unusual fees and expenses.

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

NOTE 5 – OFFERING COSTS

Offering costs will be amortized by the Funds over a twelve month period on a straight-line basis beginning once the fund commences operations. The Sponsor did not and will not charge its Management Fee in the first year of operations of the Ultra Australian Dollar Fund, UltraShort Australian Dollar Fund, Short Euro Fund and the Managed Futures Fund in an amount equal to the offering costs. The Sponsor reimbursed each Fund, with the exception of each Matching VIX Fund and the Managed Futures Fund, to the extent that its offering costs exceeded 0.95% of its average daily NAV for the first year of operations. The Sponsor will reimburse the Managed Futures Fund to the extent that its offering costs exceed 0.75% of its average daily NAV for the first year of operations. Normal and expected expenses incurred in connection with the continuous offering of Shares of the Managed Futures Fund after the commencement of its trading operations will be paid by the Sponsor.

NOTE 6 – CREATION AND REDEMPTION OF CREATION UNITS

Each Fund issues and redeems shares from time to time, but only in one or more Creation Units. A Creation Unit is a block of 50,000 Shares of a Geared Fund and the Managed Futures Fund and 25,000 Shares of a Matching VIX Fund. Creation Units may be created or redeemed only by Authorized Participants. As a result of the Share splits and reverse Share splits as described in Note 1, certain redemptions as disclosed in the Statements of Changes in Shareholders’ Equity reflect payment of fractional share balances on beneficial shareholder accounts.

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

Transaction fees for the three and nine months ended September 30, 2014, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
UltraShort Bloomberg Commodity	$—	$—
UltraShort Bloomberg Crude Oil	54,104	199,604
UltraShort Bloomberg Natural Gas	3,896	20,800
UltraShort Gold	5,064	28,170
UltraShort Silver	6,199	41,467
Short Euro	—	—
UltraShort Australian Dollar	—	—
UltraShort Euro	—	—
UltraShort Yen	—	—
Ultra Bloomberg Commodity	—	249
Ultra Bloomberg Crude Oil	50,115	136,889
Ultra Bloomberg Natural Gas	6,542	16,058
Ultra Gold	2,477	9,475
Ultra Silver	16,924	54,987
Ultra Australian Dollar	—	—
Ultra Euro	—	—
Ultra Yen	—	—
VIX Short-Term Futures ETF	20,220	20,220
VIX Mid-Term Futures ETF	1,328	1,328
Ultra VIX Short-Term Futures ETF	163,716	446,535
Short VIX Short-Term Futures ETF	67,037	131,011

Total Trust	$397,622	$1,106,793

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended September 30, 2014:

For the Three Months Ended September 30, 2014 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar
Net asset value, at June 30, 2014	$54.2430	$24.6332	$40.5583	$83.9968	$73.6642	$35.6131	$40.2542
Net investment income (loss)	(0.1422)	(0.0654)	(0.1378)	(0.2023)	(0.1862)	(0.0864)	(0.1020)
Net realized and unrealized gain (loss)	15.0557	6.2237	5.8977	13.1335	33.6339	2.9991	5.7257
Change in net asset value from operations	14.9135	6.1583	5.7599	12.9312	33.4477	2.9127	5.6237
Net asset value, at September 30, 2014	$69.1565	$30.7915	$46.3182	$96.9280	$107.1119	$38.5258	$45.8779
Market value per share, at June 30, 2014†	$52.00	$24.61	$40.43	$82.11	$72.05	$35.66	$40.29
Market value per share, at September 30, 2014†	$67.85	$30.60	$46.48	$98.24	$107.60	$38.50	$45.82

Total Return, at net asset value^	27.5%	25.0%	14.2%	15.4%	45.4%	8.2%	14.0%
Total Return, at market value^	30.5%	24.3%	15.0%	19.6%	49.3%	8.0%	13.7%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.97)%	(1.14)%	(0.95)%	(0.95)%	(0.96)%	(1.01)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.94)%	(1.11)%	(0.92)%	(0.91)%	(0.93)%	(0.98)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2014.
**	Percentages are annualized.

For the Three Months Ended September 30, 2014 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra Bloomberg Commodity	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver
Net asset value, at June 30, 2014	$17.0603	$64.8923	$22.0290	$39.1905	$45.0351	$48.3777	$70.1043
Net investment income (loss)	(0.0419)	(0.1581)	(0.0447)	(0.0778)	(0.0923)	(0.1051)	(0.1442)
Net realized and unrealized gain (loss)	2.9566	11.0143	(4.9560)	(8.9949)	(8.7309)	(7.1796)	(23.5528)
Change in net asset value from operations	2.9147	10.8562	(5.0007)	(9.0727)	(8.8232)	(7.2847)	(23.6970)
Net asset value, at September 30, 2014	$19.9750	$75.7485	$17.0283	$30.1178	$36.2119	$41.0930	$46.4073
Market value per share, at June 30, 2014†	$17.05	$64.89	$22.02	$39.19	$45.02	$49.41	$71.76
Market value per share, at September 30, 2014†	$19.96	$75.76	$17.06	$30.34	$36.20	$40.59	$46.15

Total Return, at net asset value^	17.1%	16.7%	(22.7)%	(23.2)%	(19.6)%	(15.1)%	(33.8)%
Total Return, at market value^	17.1%	16.8%	(22.5)%	(22.6)%	(19.6)%	(17.9)%	(35.7)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.97)%	(1.09)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(0.92)%	(0.91)%	(0.94)%	(1.06)%	(0.91)%	(0.91)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2014.
**	Percentages are annualized.

For the Three Months Ended September 30, 2014 (unaudited)

Per Share Operating Performance	Ultra Australian Dollar	Ultra Euro	Ultra Yen	VIX Short-Term Futures ETF	VIX Mid-Term Futures ETF*	Ultra VIX Short Term Futures ETF	Short VIX Short Term Futures ETF
Net asset value, at June 30, 2014	$35.9201	$25.6654	$19.9677	$19.0084	$61.7690	$26.5520	$88.4063
Net investment income (loss)	(0.0837)	(0.0553)	(0.0438)	(0.0444)	(0.1295)	(0.1176)	(0.3181)
Net realized and unrealized gain (loss)	(4.6513)	(3.8505)	(2.9546)	1.8571	2.3798	3.3319	(13.2748)
Change in net asset value from operations	(4.7350)	(3.9058)	(2.9984)	1.8127	2.2503	3.2143	(13.5929)
Net asset value, at September 30, 2014	$31.1851	$21.7596	$16.9693	$20.8211	$64.0193	$29.7663	$74.8134
Market value per share, at June 30, 2014†	$35.65	$25.80	$20.07	$19.03	$61.88	$26.62	$88.27
Market value per share, at September 30, 2014†	$30.99	$21.72	$17.06	$20.78	$63.88	$29.63	$74.94

Total Return, at net asset value^	(13.2)%	(15.2)%	(15.0)%	9.5%	3.6%	12.1%	(15.4)%
Total Return, at market value^	(13.1)%	(15.8)%	(15.0)%	9.2%	3.2%	11.3%	(15.1)%

Ratios to Average Net Assets**

Expense ratio	(0.99)%	(0.95)%	(0.95)%	(0.94)%	(0.88)%	(1.82)%	(1.54)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.95)%	(0.91)%	(0.92)%	(0.92)%	(0.85)%	(1.80)%	(1.52)%

*	See Note 9 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2014.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the three months ended September 30, 2013:

For the Three Months Ended September 30, 2013 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar
Net asset value, at June 30, 2013	$65.8903	$36.3393	$88.5724	$114.0985	$110.5972	$37.9264	$46.4112
Net investment income (loss)	(0.1408)	(0.0691)	(0.2504)	(0.2074)	(0.1902)	(0.0886)	(0.1140)
Net realized and unrealized gain (loss)	(3.3059)	(6.0060)	3.3319	(25.7822)	(33.8396)	(1.4518)	(2.7008)
Change in net asset value from operations	(3.4467)	(6.0751)	3.0815	(25.9896)	(34.0298)	(1.5404)	(2.8148)
Net asset value, at September 30, 2013	$62.4436	$30.2642	$91.6539	$88.1089	$76.5674	$36.3860	$43.5964
Market value per share, at June 30, 2013†	$64.97	$36.45	$88.00	$106.50	$101.27	$38.01	$46.54
Market value per share, at September 30, 2013†	$57.37	$30.25	$91.86	$87.88	$76.49	$36.41	$43.54

Total Return, at net asset value^	(5.2)%	(16.7)%	3.5%	(22.8)%	(30.8)%	(4.1)%	(6.1)%
Total Return, at market value^	(11.7)%	(17.0)%	4.4%	(17.5)%	(24.5)%	(4.2)%	(6.4)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.97)%	(1.17)%	(0.95)%	(0.95)%	(0.97)%	(1.02)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(0.94)%	(1.14)%	(0.91)%	(0.91)%	(0.95)%	(0.99)%

†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2013.
**	Percentages are annualized.

For the Three Months Ended September 30, 2013 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra Bloomberg Commodity	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver*
Net asset value, at June 30, 2013	$19.2890	$64.1071	$19.2603	$30.1614	$36.0214	$41.6758	$62.9731
Net investment income (loss)	(0.0429)	(0.1464)	(0.0469)	(0.0851)	(0.0937)	(0.1173)	(0.1834)
Net realized and unrealized gain (loss)	(1.5079)	(1.7693)	0.7443	4.6335	(3.6705)	9.1902	17.4893
Change in net asset value from operations	(1.5508)	(1.9157)	0.6974	4.5484	(3.7642)	9.0729	17.3059
Net asset value, at September 30, 2013	$17.7382	$62.1914	$19.9577	$34.7098	$32.2572	$50.7487	$80.2790
Market value per share, at June 30, 2013†	$19.29	$64.08	$18.96	$30.11	$36.26	$44.63	$68.00
Market value per share, at September 30, 2013†	$17.75	$62.23	$19.92	$34.73	$32.18	$50.86	$80.20

Total Return, at net asset value^	(8.0)%	(3.0)%	3.6%	15.1%	(10.4)%	21.8%	27.5%
Total Return, at market value^	(8.0)%	(2.9)%	5.1%	15.3%	(11.3)%	14.0%	17.9%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.96)%	(1.11)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(0.92)%	(0.91)%	(0.93)%	(1.08)%	(0.91)%	(0.91)%

*	See Note 1 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2013.
**	Percentages are annualized.

For the Three Months Ended September 30, 2013 (unaudited)

Per Share Operating Performance	Ultra Australian Dollar	Ultra Euro	Ultra Yen	VIX Short-Term Futures ETF	VIX Mid-Term Futures ETF+	Ultra VIX Short Term Futures ETF*	Short VIX Short Term Futures ETF*
Net asset value, at June 30, 2013	$32.8323	$23.4744	$21.2199	$55.9419	$113.1502	$287.9838	$39.1314
Net investment income (loss)	(0.0804)	(0.0556)	(0.0490)	(0.0874)	(0.1983)	(0.7102)	(0.1909)
Net realized and unrealized gain (loss)	1.5404	1.8323	0.3008	(16.3058)	(20.2429)	(149.1718)	13.5673
Change in net asset value from operations	1.4600	1.7767	0.2518	(16.3932)	(20.4412)	(149.8820)	13.3764
Net asset value, at September 30, 2013	$34.2923	$25.2511	$21.4717	$39.5487	$92.7090	$138.1018	$52.5078
Market value per share, at June 30, 2013†	$33.96	$23.25	$21.10	$55.91	$113.00	$286.76	$39.23
Market value per share, at September 30, 2013†	$34.35	$25.30	$21.70	$39.45	$92.08	$137.36	$52.57

Total Return, at net asset value^	4.4%	7.6%	1.2%	(29.3)%	(18.1)%	(52.0)%	34.2%
Total Return, at market value^	1.1%	8.8%	2.8%	(29.4)%	(18.5)%	(52.1)%	34.0%

Ratios to Average Net Assets**

Expense ratio	(1.00)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(1.81)%	(1.54)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.97)%	(0.91)%	(0.91)%	(0.83)%	(0.82)%	(1.79)%	(1.51)%

*	See Note 1 of these Notes to Financial Statements.
+	See Note 9 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2013.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the nine months ended September 30, 2014:

For the Nine Months Ended September 30, 2014 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar
Net asset value, at December 31, 2013	$63.2936	$31.7301	$69.9635	$103.5180	$89.7820	$35.5867	$46.6384
Net investment income (loss)	(0.3965)	(0.1953)	(0.3585)	(0.5973)	(0.5505)	(0.2496)	(0.3090)
Net realized and unrealized gain (loss)#	6.2594	(0.7433)	(23.2868)	(5.9927)	17.8804	3.1887	(0.4515)
Change in net asset value from operations	5.8629	(0.9386)	(23.6453)	(6.5900)	17.3299	2.9391	(0.7605)
Net asset value, at September 30, 2014	$69.1565	$30.7915	$46.3182	$96.9280	$107.1119	$38.5258	$45.8779
Market value per share, at December 31, 2013†	$58.41	$31.58	$69.36	$103.53	$90.19	$35.66	$46.66
Market value per share, at September 30, 2014†	$67.85	$30.60	$46.48	$98.24	$107.60	$38.50	$45.82

Total Return, at net asset value^	9.3%	(3.0)%	(33.8)%	(6.4)%	19.3%	8.3%	(1.6)%
Total Return, at market value^	16.2%	(3.1)%	(33.0)%	(5.1)%	19.3%	8.0%	(1.8)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.97)%	(1.16)%	(0.95)%	(0.95)%	(0.96)%	(1.01)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(0.93)%	(1.11)%	(0.90)%	(0.90)%	(0.92)%	(0.96)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2014.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2014 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra Bloomberg Commodity	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver
Net asset value, at December 31, 2013	$17.0613	$70.8640	$19.4317	$32.0899	$38.8383	$41.2553	$63.3305
Net investment income (loss)	(0.1173)	(0.4498)	(0.1409)	(0.2302)	(0.3216)	(0.3155)	(0.4388)
Net realized and unrealized gain (loss)#	3.0310	5.3343	(2.2625)	(1.7419)	(2.3048)	0.1532	(16.4844)
Change in net asset value from operations	2.9137	4.8845	(2.4034)	(1.9721)	(2.6264)	(0.1623)	(16.9232)
Net asset value, at September 30, 2014	$19.9750	$75.7485	$17.0283	$30.1178	$36.2119	$41.0930	$46.4073
Market value per share, at December 31, 2013†	$17.06	$70.91	$19.13	$32.22	$39.28	$41.26	$63.04
Market value per share, at September 30, 2014†	$19.96	$75.76	$17.06	$30.34	$36.20	$40.59	$46.15

Total Return, at net asset value^	17.1%	6.9%	(12.4)%	(6.1)%	(6.8)%	(0.4)%	(26.7)%
Total Return, at market value^	17.0%	6.8%	(10.8)%	(5.8)%	(7.8)%	(1.6)%	(26.8)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.98)%	(1.11)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.90)%	(0.89)%	(0.91)%	(0.93)%	(1.07)%	(0.91)%	(0.91)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2014.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2014 (unaudited)

Per Share Operating Performance	Ultra Australian Dollar	Ultra Euro	Ultra Yen	VIX Short-Term Futures ETF	VIX Mid-Term Futures ETF*	Ultra VIX Short Term Futures ETF	Short VIX Short Term Futures ETF
Net asset value, at December 31, 2013	$31.6801	$26.0346	$18.6318	$28.5387	$77.1837	$67.0841	$67.4993
Net investment income (loss)	(0.2384)	(0.1697)	(0.1304)	(0.1518)	(0.4227)	(0.4998)	(0.7883)
Net realized and unrealized gain (loss)#	(0.2566)	(4.1053)	(1.5321)	(7.5658)	(12.7417)	(36.8180)	8.1024
Change in net asset value from operations	(0.4950)	(4.2750)	(1.6625)	(7.7176)	(13.1644)	(37.3178)	7.3141
Net asset value, at September 30, 2014	$31.1851	$21.7596	$16.9693	$20.8211	$64 .0193	$29.7663	$74.8134
Market value per share, at December 31, 2013†	$31.61	$25.98	$18.61	$28.53	$77.16	$67.12	$67.47
Market value per share, at September 30, 2014†	$30.99	$21.72	$17.06	$20.78	$63.88	$29.63	$74.94

Total Return, at net asset value^	(1.6)%	(16.4)%	(8.9)%	(27.0)%	(17.1)%	(55.6)%	10.8%
Total Return, at market value^	(2.0)%	(16.4)%	(8.3)%	(27.2)%	(17.2)%	(55.9)%	11.1%

Ratios to Average Net Assets**

Expense ratio	(0.99)%	(0.95)%	(0.95)%	(0.87)%	(0.86)%	(1.78)%	(1.51)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.94)%	(0.90)%	(0.90)%	(0.83)%	(0.82)%	(1.75)%	(1.47)%

*	See Note 9 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2014.
**	Percentages are annualized.

Selected data for a Share outstanding throughout the nine months ended September 30, 2013:

For the Nine Months Ended September 30, 2013 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar
Net asset value, at December 31, 2012	$54.1021	$40.3079	$102.1402	$63.8688	$51.3951	$37.6285	$37.8081
Net investment income (loss)	(0.3875)	(0.2262)	(0.6806)	(0.5395)	(0.4408)	(0.2593)	(0.3257)
Net realized and unrealized gain (loss)#	8.7290	(9.8175)	(9.8057)	24.7796	25.6131	(0.9832)	6.1140
Change in net asset value from operations	8.3415	(10.0437)	(10.4863)	24.2401	25.1723	(1.2425)	5.7883
Net asset value, at September 30, 2013	$62.4436	$30.2642	$91.6539	$88.1089	$76.5674	$36.3860	$43.5964
Market value per share, at December 31, 2012†	$51.64	$40.44	$101.64	$62.60	$50.07	$37.64	$37.74
Market value per share, at September 30, 2013†	$57.37	$30.25	$91.86	$87.88	$76.49	$36.41	$43.54

Total Return, at net asset value^	15.4%	(24.9)%	(10.3)%	38.0%	49.0%	(3.3)%	15.3%
Total Return, at market value^	11.1%	(25.2)%	(9.6)%	40.4%	52.8%	(3.3)%	15.4%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.98)%	(1.20)%	(0.95)%	(0.95)%	(0.96)%	(1.03)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.93)%	(1.15)%	(0.90)%	(0.89)%	(0.93)%	(0.99)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2013.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2013 (unaudited)

Per Share Operating Performance	UltraShort Euro	UltraShort Yen	Ultra Bloomberg Commodity	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver*
Net asset value, at December 31, 2012	$19.0172	$50.7577	$24.3875	$29.3941	$39.0490	$83.7634	$171.8906
Net investment income (loss)	(0.1275)	(0.4164)	(0.1487)	(0.2120)	(0.3134)	(0.4298)	(0.7216)
Net realized and unrealized gain (loss)#	(1.1515)	11.8501	(4.2811)	5.5277	(6.4784)	(32.5849)	(90.8900)
Change in net asset value from operations	(1.2790)	11.4337	(4.4298)	5.3157	(6.7918)	(33.0147)	(91.6116)
Net asset value, at September 30, 2013	$17.7382	$62.1914	$19.9577	$34.7098	$32.2572	$50.7487	$80.2790

Market value per share, at December 31, 2012†	$19.01	$50.77	$23.93	$29.32	$39.24	$85.34	$176.40
Market value per share, at September 30, 2013†	$17.75	$62.23	$19.92	$34.73	$32.18	$50.86	$80.20

Total Return, at net asset value^	(6.7)%	22.5%	(18.2)%	18.1%	(17.4)%	(39.4)%	(53.3)%
Total Return, at market value^	(6.6)%	22.6%	(16.8)%	18.5%	(18.0)%	(40.4)%	(54.5)%

Ratios to Average Net Assets**

Expense ratio	(0.95)%	(0.95)%	(0.95)%	(0.97)%	(1.13)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.90)%	(0.90)%	(0.90)%	(0.91)%	(1.08)%	(0.88)%	(0.88)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2013.
**	Percentages are annualized.

For the Nine Months Ended September 30, 2013 (unaudited)

Per Share Operating Performance	Ultra Australian Dollar	Ultra Euro	Ultra Yen	VIX Short-Term Futures ETF	VIX Mid-Term Futures ETF+	Ultra VIX Short Term Futures ETF*	Short VIX Short Term Futures ETF*
Net asset value, at December 31, 2012	$41.4986	$24.3499	$28.1840	$83.9374	$138.8013	$805.2711	$33.0649
Net investment income (loss)	(0.2663)	(0.1625)	(0.1519)	(0.3083)	(0.6171)	(3.1394)	(0.5081)
Net realized and unrealized gain (loss)	(6.9400)	1.0637	(6.5604)	(44.0804)	(45.4752)	(664.0299)	19.9510
Change in net asset value from operations	(7.2063)	0.9012	(6.7123)	(44.3887)	(46.0923)	(667.1693)	19.4429
Net asset value, at September 30, 2013	$34.2923	$25.2511	$21.4717	$39.5487	$92.7090	$138.1018	$52.5078

Market value per share, at December 31, 2012†	$41.45	$24.32	$28.28	$85.05	$136.88	$836.00	$32.73
Market value per share, at September 30, 2013†	$34.35	$25.30	$21.70	$39.45	$92.08	$137.36	$52.57

Total Return, at net asset value^	(17.4)%	3.7%	(23.8)%	(52.9)%	(33.2)%	(82.9)%	58.8%
Total Return, at market value^	(17.1)%	4.0%	(23.3)%	(53.6)%	(32.7)%	(83.6)%	60.6%

Ratios to Average Net Assets**

Expense ratio	(0.99)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(1.84)%	(1.54)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.95)%	(0.90)%	(0.89)%	(0.81)%	(0.81)%	(1.82)%	(1.50)%

*	See Note 1 of these Notes to Financial Statements.
+	See Note 9 of these Notes to Financial Statements.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended September 30, 2013.
**	Percentages are annualized.

NOTE 8 – RISK

Correlation and Compounding Risk

The Geared Funds do not seek to achieve their stated investment objective over a period of time greater than a single day (as measured from NAV calculation time to NAV calculation time). The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from the inverse (-1x), two times the inverse (-2x), or two times (2x) of the return of the Geared Fund’s benchmark for the period. A Fund will lose money if its benchmark performance is flat over time, and it is possible for a Geared Fund to lose money over time even if the performance of its benchmark increases (or decreases in the case of Short and UltraShort Funds), as a result of daily rebalancing, the benchmark’s volatility and compounding. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Fund’s underlying benchmark. The Matching VIX Funds and the Managed Futures Fund seek to achieve their stated investment objective both over a single day and over time.

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

“Contango” and “Backwardation” Risk

In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2014 may specify a January 2015 expiration. For an Ultra Fund and a Matching VIX Fund, as that contract nears expiration, it may be replaced by selling the January 2015 contract and purchasing the contract expiring in March 2015. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2015 contract would take place at a price that is higher than the price at which the March 2015 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund or a Matching VIX Fund that invests in such futures, and positively affect a Short Fund or an UltraShort Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds and UltraShort Funds, and positively affect the Ultra Funds and Matching VIX Funds.

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

Other Matters

On September 9, 2014, NYSE Regulation, Inc. (“NYSE Regulation”) sent a letter informing the Sponsor that ProShares Ultra Australian Dollar failed to comply with continued NYSE Arca Equities, Inc. listing standards regarding its number of record or beneficial holders. The Sponsor sent a written plan (“Plan”) to the NYSE Regulation designed to increase and sustain a higher number of record or beneficial holders. Upon review and consideration of the Plan, the NYSE Regulation Staff has granted an extension allowing the continued listing of ProShares Ultra Australian Dollar through at least December 23, 2014. There is no guarantee that the Fund will be able to meet the continued listing standards and avoid a delisting action after that date. If the Fund is delisted, there will not be an active trading market for the Fund’s Shares. If investors need to sell their Fund Shares at a time when no active market for them exists, the price investors receive for the Fund’s Shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist. In addition, if the Fund is delisted, the Fund would likely be forced to liquidate.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Trust’s and the Funds’ financial statements through the date the financial statements were issued. The subsequent events were as follows:

On October 2, 2014, the Managed Futures Fund commenced investment operations.

On October 15, 2014, the Trust announced a 1-for-4 reverse split of the Shares of beneficial interest of ProShares VIX Mid-Term Futures ETF (NYSE Arca symbol “VIXM”). Prior to the opening of trading on the NYSE Arca on November 6, 2014, ProShares VIX Mid-Term Futures ETF executed a 1-for-4 reverse split of Shares.

The reverse split was effective for shareholders of record after the close of the markets on November 5, 2014, and payable after the close of the markets on November 6, 2014. ProShares VIX Mid-Term Futures ETF traded at its post-reverse split price on November 6, 2014. The ticker symbol for the Fund did not change, and it continues to trade on the NYSE Arca.

The reverse split was applied retroactively for all periods presented, decreasing the number of Shares outstanding for ProShares VIX Mid-Term Futures ETF, and resulted in a proportionate increase in the price per Share and per Share information of ProShares VIX Mid-Term Futures ETF. Therefore, the reverse split did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse split.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of September 30, 2014, the following twenty-one series of the Trust have commenced investment operations: (i) ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); (ii) ProShares Short Euro (the “Short Euro Fund”); (iii) ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Leveraged Fund, Short Euro Fund, Geared VIX Fund or Matching VIX Fund. The Shares of each Leveraged Fund, the Short Euro Fund, each Geared VIX Fund and each Matching VIX Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q.

The Trust registered shares for one additional series: ProShares Managed Futures Strategy (the “Managed Futures Fund”). As of September 30, 2014, the Managed Futures Fund had seed capital, but had not commenced investment operations; therefore, this Quarterly Report on Form 10-Q does not include the Schedule of Investments, Statement of Operations, Statement of Changes in Shareholders’ Equity, Statement of Cash Flows, results of operations or any other financial information for the Managed Futures Fund.

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

Effective as of July 1, 2014, the official name for the Dow-Jones Commodity Index and its sub-indexes (Dow-Jones Commodity SubindexSM, Dow Jones-UBS WTI Crude Oil SubindexSM, and Dow-Jones Natural Gas SubindexSM) changed to the Bloomberg Commodity Index, Bloomberg Commodity SubindexSM, Bloomberg WTI Crude Oil SubindexSM, and Bloomberg Natural Gas SubindexSM, respectively. The changes were made to reflect the transfer of several Dow Jones-UBS indexes to Bloomberg L.P. The methodology for the underlying index of each Commodity Index Fund remained the same in all material respects. As a result, the fund name, underlying index name and ticker symbol changed for each of the Commodity Index Funds and are reflected in this Quarterly Report on Form 10-Q. The new name, underlying index name and ticker symbol for each of the Commodity Index Funds are as follows:

Prior Fund Name	New Fund Name	Prior Underlying Index Name and Ticker Symbol	New Underlying Index Name and Ticker Symbol
ProShares UltraShort DJ-UBS Commodity	ProShares UltraShort Bloomberg Commodity	Dow Jones – UBS Commodity IndexSM – DJUBSTR	Bloomberg Commodity IndexSM – BCOMTR

ProShares Ultra DJ-UBS Commodity	ProShares Ultra Bloomberg Commodity	Dow Jones – UBS Commodity IndexSM – DJUBSTR	Bloomberg Commodity IndexSM – BCOMTR

ProShares UltraShort DJ-UBS Crude Oil	ProShares UltraShort Bloomberg Crude Oil	Dow Jones – UBS WTI Crude Oil SubindexSM – DJUBCLTR	Bloomberg WTI Crude Oil SubindexSM – BCOMCLTR

ProShares Ultra DJ-UBS Crude Oil	ProShares Ultra Bloomberg Crude Oil	Dow Jones – UBS WTI Crude Oil SubindexSM – DJUBCLTR	Bloomberg WTI Crude Oil SubindexSM – BCOMCLTR

ProShares UltraShort DJ-UBS Natural Gas	ProShares UltraShort Bloomberg Natural Gas	Dow Jones – UBS Natural Gas SubindexSM – DJUBNGTR	Bloomberg Natural Gas SubindexSM – BCOMNGTR

ProShares Ultra DJ-UBS Natural Gas	ProShares Ultra Bloomberg Natural Gas	Dow Jones – UBS Natural Gas SubindexSM – DJUBNGTR	Bloomberg Natural Gas SubindexSM – BCOMNGTR

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

Each Geared Fund seeks investment results for a single day only, not for longer periods. A “single day” is measured from the time a Fund calculates its respective net asset value per Share (“NAV”) to the time of the Fund’s next NAV calculation. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from -1x, -2x or 2x of the return of the index to which such Fund is benchmarked for that period. In periods of higher market volatility, the volatility of the benchmark may be at least as important to a Geared Fund’s return for the period as the return of the benchmark. Geared Funds are riskier than similarly benchmarked exchange-traded funds that are not geared. Accordingly, these Funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. The Geared VIX Funds do not seek to achieve their stated objective over a period greater than a single day. Each Matching VIX Fund seeks results (before fees and expenses), both over a single day and over time, that match the performance of the S&P 500 VIX Short-Term Futures Index (the “Short-Term VIX Index”) or the S&P 500 VIX Mid-Term Futures Index (the “Mid-Term VIX Index”) (each a “VIX Futures Index”). Each Geared VIX Fund seeks daily investment results (before fees and expenses) that correspond to a multiple or the inverse of the daily performance of the Short-Term VIX Index. Each VIX Fund intends to obtain exposure to its benchmark by investing primarily in futures contracts (“VIX futures contracts”) based on the Chicago Board Options Exchange (“CBOE”) Volatility Index (the “VIX”). The Managed Futures Fund seeks to provide investment results (before fees and expenses) that correspond to the performance of the S&P Strategic Futures Index (“SFI”). The Managed Futures Fund intends to obtain exposure to the SFI by primarily investing in unleveraged positions in commodity futures contracts as well as currency and U.S. Treasury futures contracts that are deemed to have sufficient liquidity.

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

Until August 14, 2014, the price of silver for each of ProShares Ultra Silver and ProShares UltraShort Silver was the U.S. dollar price of silver bullion as measured by the London fixing price per troy ounce of unallocated silver bullion for delivery in London through a member of the London Bullion Market Association (“LBMA”) authorized to affect such delivery. In May 2014, the company that runs the London silver fixing announced that, as of August 14, 2014, they will stop running the process. The LBMA selected the CME Group and Thomson Reuters to calculate the price, which was renamed the London Silver Price, based on an electronic, auction-based methodology effective August 15, 2014.

Each Geared Fund and the Managed Futures Fund continuously offers and redeems its Shares in blocks of 50,000 Shares and each Matching VIX Fund continuously offers and redeems its Shares in blocks of 25,000 Shares (each such block a “Creation Unit”). Only Authorized Participants may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with one or more of the Funds. Shares of the Funds are offered to Authorized Participants in Creation Units at each Fund’s respective NAV. Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of each Fund on the NYSE Arca, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from any Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the net assets of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three and nine months ended September 30, 2014 and 2013, each of the Funds earned interest income as follows:

Fund	Interest Income Three Months Ended September 30, 2014	Interest Income Three Months Ended September 30, 2013	Interest Income Nine Months Ended September 30, 2014	Interest Income Nine Months Ended September 30, 2013
ProShares UltraShort Bloomberg Commodity	$295	$416	$947	$1,651
ProShares UltraShort Bloomberg Crude Oil	24,612	34,116	100,900	82,626
ProShares UltraShort Bloomberg Natural Gas	2,392	1,267	15,332	7,217
ProShares UltraShort Gold	7,015	13,065	34,960	48,373
ProShares UltraShort Silver	5,567	8,580	26,362	47,626
ProShares Short Euro	1,279	338	3,684	1,363
ProShares UltraShort Australian Dollar	1,375	1,790	7,366	3,399
ProShares UltraShort Euro	41,636	39,032	170,287	179,135
ProShares UltraShort Yen	28,871	40,839	163,880	171,429
ProShares Ultra Bloomberg Commodity	351	395	1,070	1,809
ProShares Ultra Bloomberg Crude Oil	11,935	13,828	44,923	115,731
ProShares Ultra Bloomberg Natural Gas	3,296	5,794	11,380	22,420
ProShares Ultra Gold	13,569	18,099	45,026	118,967
ProShares Ultra Silver	41,216	51,513	155,173	313,406
ProShares Ultra Australian Dollar	347	242	1,433	1,312
ProShares Ultra Euro	231	371	936	1,468
ProShares Ultra Yen	167	295	988	1,538
ProShares VIX Short-Term Futures ETF	6,363	10,711	40,577	54,250
ProShares VIX Mid-Term Futures ETF	3,406	6,721	13,659	20,472
ProShares Ultra VIX Short-Term Futures ETF	13,610	10,797	55,542	46,863
ProShares Short VIX Short-Term Futures ETF	16,267	6,018	60,496	22,651

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of November 3, 2014, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund and the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s and VIX Funds’ final creation/redemption NAV for the three and nine months ended September 30, 2014.

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

Each Fund pays its respective brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis. For the three and nine months ended September 30, 2013 and from January 1, 2014 through July 30, 2014, the Sponsor paid brokerage commissions on VIX futures contracts for the Matching VIX Funds. On July 31, 2014, the Sponsor began paying, and is currently paying, brokerage commissions on VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

ProShares UltraShort Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$3,254,416	$3,953,221
NAV end of period	$4,149,184	$3,746,428
Percentage change in NAV	27.5%	(5.2)%
Shares outstanding beginning of period	59,997	59,997
Shares outstanding end of period	59,997	59,997
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$54.24	$65.89
Per share NAV end of period	$69.16	$62.44
Percentage change in per share NAV	27.5%	(5.2)%
Percentage change in benchmark	(11.8)%	2.1%
Benchmark annualized volatility	7.8%	10.4%

During the three months ended September 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index (formerly Dow Jones-UBS Commodity Index). There was no net change in the Fund’s outstanding Shares from June 30, 2014 to September 30, 2014. By comparison, during the three months ended September 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from June 30, 2013 to September 30, 2013.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 27.5% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 5.2% for the three months ended September 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 23, 2014 at $69.36 per Share and reached its low for the period on July 2, 2014 at $54.51 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on August 7, 2013 at $66.37 per Share and reached its low for the period on August 28, 2013 at $57.81 per Share.

The benchmark’s decline of 11.8% for the three months ended September 30, 2014, as compared to the benchmark’s rise of 2.1% for the three months ended September 30, 2013, can be attributed to depreciation of the underlying components of the index during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(8,532)	$(8,450)
Management fee	8,827	8,866
Net realized gain (loss)	502,115	13,686
Change in net unrealized appreciation/depreciation	401,185	(212,029)
Net income (loss)	$894,768	$(206,793)

The Fund’s net income increased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a decline in the Fund’s benchmark index during the three months ended September 30, 2014.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$362,599,585	$251,466,116
NAV end of period	$196,140,063	$442,461,028
Percentage change in NAV	(45.9)%	76.0%
Shares outstanding beginning of period	14,719,944	6,919,944
Shares outstanding end of period	6,369,944	14,619,944
Percentage change in shares outstanding	(56.7)%	111.3%
Shares created	250,000	12,900,000
Shares redeemed	8,600,000	5,200,000
Per share NAV beginning of period	$24.63	$36.34
Per share NAV end of period	$30.79	$30.26
Percentage change in per share NAV	25.0%	(16.7)%
Percentage change in benchmark	(11.8)%	7.9%
Benchmark annualized volatility	18.3%	19.0%

During the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 14,719,944 outstanding Shares at June 30, 2014 to 6,369,944 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM (formerly Dow Jones-UBS WTI Crude Oil SubindexSM). By comparison, during the three months ended September 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 6,919,944 outstanding Shares at June 30, 2013 to 14,619,944 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 25.0% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 16.7% for the three months ended September 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 10, 2014 at $31.28 per Share and reached its low for the period on July 1, 2014 at $24.63 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 1, 2013 at $35.25 per Share and reached its low for the period on September 6, 2013 at $26.59 per Share.

The benchmark’s decline of 11.8% for the three months ended September 30, 2014, as compared to the benchmark’s rise of 7.9% for the three months ended September 30, 2013, can be attributed to a decrease in the price of WTI Crude Oil during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(639,303)	$(1,036,872)
Management fee	648,492	1,047,511
Brokerage commissions	15,423	23,477
Net realized gain (loss)	42,556,429	(86,180,653)
Change in net unrealized appreciation/depreciation	29,108,049	44,674,375
Net income (loss)	$71,025,175	$(42,543,150)

The Fund’s net income increased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a decline in the Fund’s benchmark index during the three months ended September 30, 2014.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$49,682,009	$19,924,537
NAV end of period	$19,683,020	$16,035,027
Percentage change in NAV	(60.4)%	(19.5)%
Shares outstanding beginning of period	1,224,952	224,952
Shares outstanding end of period	424,952	174,952
Percentage change in shares outstanding	(65.3)%	(22.2)%
Shares created	—	50,000
Shares redeemed	800,000	100,000
Per share NAV beginning of period	$40.56	$88.57
Per share NAV end of period	$46.32	$91.65
Percentage change in per share NAV	14.2%	3.5%
Percentage change in benchmark	(9.3)%	(4.4)%
Benchmark annualized volatility	28.0%	26.5%

During the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 1,224,952 outstanding Shares at June 30, 2014 to 424,952 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM (formerly Dow Jones-UBS Natural Gas SubindexSM). By comparison, during the three months ended September 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 224,952 outstanding Shares at June 30, 2013 to 174,952 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 14.2% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV increase of 3.5% for the three months ended September 30, 2013, was primarily due to greater appreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 28, 2014 at $55.42 per Share and reached its low for the period on July 1, 2014 at $40.63 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on August 9, 2013 at $103.75 per Share and reached its low for the period on July 18, 2013 at $75.90 per Share.

The benchmark’s decline of 9.3% for the three months ended September 30, 2014, as compared to the benchmark’s decline of 4.4% for the three months ended September 30, 2013, can be attributed to a greater decrease in the price of Henry Hub Natural Gas during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(86,019)	$(48,035)
Management fee	73,623	40,159
Brokerage commissions	14,788	9,143
Net realized gain (loss)	13,918,788	2,863,123
Change in net unrealized appreciation/depreciation	(4,337,011)	(1,861,542)
Net income (loss)	$9,495,758	$953,546

The Fund’s net income increased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a greater decrease in the price of Henry Hub Natural Gas during the three months ended September 30, 2014.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$83,742,981	$170,802,997
NAV end of period	$82,095,909	$145,113,410
Percentage change in NAV	(2.0)%	(15.0)%
Shares outstanding beginning of period	996,978	1,496,978
Shares outstanding end of period	846,978	1,646,978
Percentage change in shares outstanding	(15.0)%	10.0%
Shares created	50,000	550,000
Shares redeemed	200,000	400,000
Per share NAV beginning of period	$84.00	$114.10
Per share NAV end of period	$96.93	$88.11
Percentage change in per share NAV	15.4%	(22.8)%
Percentage change in benchmark	(7.5)%	11.3%
Benchmark annualized volatility	10.6%	22.7%

During the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 996,978 outstanding Shares at June 30, 2014 to 846,978 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. By comparison, during the three months ended September 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 1,496,978 outstanding Shares at June 30, 2013 to 1,646,978 outstanding Shares at September 30, 2013.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 15.4% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 22.8% for the three months ended September 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 22, 2014 at $97.47 per Share and reached its low for the period on July 10, 2014 at $80.73 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 5, 2013 at $109.28 per Share and reached its low for the period on August 28, 2013 at $78.23 per Share.

The benchmark’s decline of 7.5% for the three months ended September 30, 2014, as compared to the benchmark’s rise of 11.3% for the three months ended September 30, 2013, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(185,871)	$(283,915)
Management fee	192,878	296,972
Brokerage commissions	8	8
Net realized gain (loss)	(4,375,421)	6,023,935
Change in net unrealized appreciation/depreciation	16,208,294	(44,052,898)
Net income (loss)	$11,647,002	$(38,312,878)

The Fund’s net income increased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2014.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$52,190,256	$83,886,747
NAV end of period	$59,820,800	$115,501,076
Percentage change in NAV	14.6%	37.7%
Shares outstanding beginning of period	708,489	758,489
Shares outstanding end of period	558,489	1,508,489
Percentage change in shares outstanding	(21.2)%	98.9%
Shares created	100,000	1,550,000
Shares redeemed	250,000	800,000
Per share NAV beginning of period	$73.66	$110.60
Per share NAV end of period	$107.11	$76.57
Percentage change in per share NAV	45.4%	(30.8)%
Percentage change in benchmark	(18.0)%	15.0%
Benchmark annualized volatility	16.5%	33.4%

During the three months ended September 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price†. The increase in the Fund’s NAV was offset by a decrease from 708,489 outstanding Shares at June 30, 2014 to 558,489 outstanding Shares at September 30, 2014. By comparison, during the three months ended September 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 758,489 outstanding Shares at June 30, 2013 to 1,508,489 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 45.4% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 30.8% for the three months ended September 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 30, 2014 at $107.11 per Share and reached its low for the period on July 10, 2014 at $69.31 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 9, 2013 at $107.42 per Share and reached its low for the period on August 28, 2013 at $61.41 per Share.

The benchmark’s decline of 18.0% for the three months ended September 30, 2014, as compared to the benchmark’s rise of 15.0% for the three months ended September 30, 2013, can be attributed to a decrease in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2014.

†	On August 14, 2014, the company that ran the London U.S. dollar silver fixing ceased calculating the price of silver for the LBMA. The LBMA selected the CME Group and Thomson Reuters to calculate the price, which was renamed the London Silver Price, beginning August 15, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(129,289)	$(210,470)
Management fee	134,847	219,042
Brokerage commissions	9	8
Net realized gain (loss)	(1,121,493)	6,007,983
Change in net unrealized appreciation/depreciation	22,946,203	(32,085,121)
Net income (loss)	$21,695,421	$(26,287,608)

The Fund’s net income increased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a decrease in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2014.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$14,245,423	$3,792,834
NAV end of period	$17,336,789	$7,277,390
Percentage change in NAV	21.7%	91.9%
Shares outstanding beginning of period	400,005	100,005
Shares outstanding end of period	450,005	200,005
Percentage change in shares outstanding	12.5%	100.0%
Shares created	50,000	100,000
Shares redeemed	—	—
Per share NAV beginning of period	$35.61	$37.93
Per share NAV end of period	$38.53	$36.39
Percentage change in per share NAV	8.2%	(4.1)%
Percentage change in benchmark	(7.8)%	3.9%
Benchmark annualized volatility	4.8%	7.6%

During the three months ended September 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 400,005 outstanding Shares at June 30, 2014 to 450,005 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 100,005 outstanding Shares at June 30, 2013 to 200,005 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.2% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 4.1% for the three months ended September 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 30, 2014 at $38.53 per Share and reached its low for the period on July 1, 2014 at $35.65 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 9, 2013 at $38.60 per Share and reached its low for the period on September 25, 2013 at $36.38 per Share.

The benchmark’s decline of 7.8% for the three months ended September 30, 2014, as compared to the benchmark’s rise of 3.9% for the three months ended September 30, 2013, can be attributed to a decline in the value of the euro versus the U.S. dollar during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(37,429)	$(16,029)
Management fee	38,144	16,080
Brokerage commissions	564	287
Net realized gain (loss)	767,314	(39,009)
Change in net unrealized appreciation/depreciation	541,678	(208,800)
Net income (loss)	$1,271,563	$(263,838)

The Fund’s net income increased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a decline in the value of the euro versus the U.S. dollar during the three months ended September 30, 2014.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$20,127,301	$23,205,856
NAV end of period	$20,645,274	$23,978,227
Percentage change in NAV	2.6%	3.3%
Shares outstanding beginning of period	500,005	500,005
Shares outstanding end of period	450,005	550,005
Percentage change in shares outstanding	(10.0)%	10.0%
Shares created	—	50,000
Shares redeemed	50,000	—
Per share NAV beginning of period	$40.25	$46.41
Per share NAV end of period	$45.88	$43.60
Percentage change in per share NAV	14.0%	(6.1)%
Percentage change in benchmark	(7.1)%	2.0%
Benchmark annualized volatility	7.1%	12.1%

During the three months ended September 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 500,005 outstanding Shares at June 30, 2014 to 450,005 outstanding Shares at September 30, 2014. By comparison, during the three months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 500,005 outstanding Shares at June 30, 2013 to 550,005 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 14.0% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 6.1% for the three months ended September 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 29, 2014 at $46.12 per Share and reached its low for the period on July 1, 2014 at $39.67 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on August 2, 2013 at $48.58 per Share and reached its low for the period on September 18, 2013 at $42.08 per Share.

The benchmark’s decline of 7.1% for the three months ended September 30, 2014, as compared to the benchmark’s rise of 2.0% for the three months ended September 30, 2013, can be attributed to a decline in the value of the Australian dollar versus the U.S. dollar during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(50,580)	$(59,621)
Management fee	49,101	47,611
Brokerage commissions	2,854	4,057
Offering costs	—	2,926
Reduction to Limitation by Sponsor	—	6,817
Net realized gain (loss)	549,800	389,410
Change in net unrealized appreciation/depreciation	2,248,917	(1,864,718)
Net income (loss)	$2,748,137	$(1,534,929)

The Fund’s net income increased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a decline in the value of the Australian dollar versus the U.S. dollar during the three months ended September 30, 2014.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$440,156,895	$509,228,804
NAV end of period	$472,408,248	$456,760,044
Percentage change in NAV	7.3%	(10.3)%
Shares outstanding beginning of period	25,800,014	26,400,014
Shares outstanding end of period	23,650,014	25,750,014
Percentage change in shares outstanding	(8.3)%	(2.5)%
Shares created	300,000	1,400,000
Shares redeemed	2,450,000	2,050,000

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Per share NAV beginning of period	$17.06	$19.29
Per share NAV end of period	$19.97	$17.74
Percentage change in per share NAV	17.1%	(8.0)%
Percentage change in benchmark	(7.8)%	3.9%
Benchmark annualized volatility	4.8%	7.6%

During the three months ended September 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 25,800,014 outstanding Shares at June 30, 2014 to 23,650,014 outstanding Shares at September 30, 2014. By comparison, during the three months ended September 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 26,400,014 outstanding shares at June 30, 2013 to 25,750,014 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 17.1% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 8.0% for the three months ended September 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 30, 2014 at $19.97 per Share and reached its low for the period on July 1, 2014 at $17.09 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 9, 2013 at $19.97 per Share and reached its low for the period on September 30, 2013 at $17.74 per Share.

The benchmark’s decline of 7.8% for the three months ended September 30, 2014, as compared to the benchmark’s rise of 3.9% for the three months ended September 30, 2013, can be attributed to a decline in the value of the euro versus the U.S. dollar during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(1,070,109)	$(1,130,081)
Management fee	1,111,745	1,169,113
Net realized gain (loss)	32,041,814	(8,623,142)
Change in net unrealized appreciation/depreciation	42,901,264	(30,661,125)
Net income (loss)	$73,872,969	$(40,414,348)

The Fund’s net income increased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a decline in the value of the euro versus the U.S. dollar for the three months ended September 30, 2014.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$353,617,215	$525,633,184
NAV end of period	$435,500,662	$463,282,138
Percentage change in NAV	23.2%	(11.9)%
Shares outstanding beginning of period	5,449,294	8,199,294
Shares outstanding end of period	5,749,294	7,449,294
Percentage change in shares outstanding	5.5%	(9.1)%
Shares created	900,000	100,000
Shares redeemed	600,000	850,000
Per share NAV beginning of period	$64.89	$64.11
Per share NAV end of period	$75.75	$62.19
Percentage change in per share NAV	16.7%	(3.0)%
Percentage change in benchmark	(7.6)%	0.9%
Benchmark annualized volatility	5.1%	11.5%

During the three months ended September 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 5,449,294 outstanding Shares at June 30, 2014 to 5,749,294 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended September 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,199,294 outstanding Shares at June 30, 2013 to 7,449,294 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 16.7% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 3.0% for the three months ended September 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 30, 2014 at $75.75 per Share and reached its low for the period on July 17, 2014 at $64.75 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 5, 2013 at $66.69 per Share and reached its low for the period on August 9, 2013 at $59.91 per Share.

The benchmark’s decline of 7.6% for the three months ended September 30, 2014, as compared to the benchmark’s rise of 0.9% for the three months ended September 30, 2013, can be attributed to a decline in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(866,070)	$(1,164,837)
Management fee	894,941	1,205,676
Net realized gain (loss)	15,788,078	(5,692,393)
Change in net unrealized appreciation/depreciation	44,786,922	(8,391,501)
Net income (loss)	$59,708,930	$(15,248,731)

The Fund’s net income increased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a decline in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2014.

ProShares Ultra Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$4,406,118	$3,852,327
NAV end of period	$3,405,894	$3,991,828
Percentage change in NAV	(22.7)%	3.6%
Shares outstanding beginning of period	200,014	200,014
Shares outstanding end of period	200,014	200,014
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$22.03	$19.26
Per share NAV end of period	$17.03	$19.96
Percentage change in per share NAV	(22.7)%	3.6%
Percentage change in benchmark	(11.8)%	2.1%
Benchmark annualized volatility	7.8%	10.4%

During the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from June 30, 2014 to September 30, 2014. By comparison, during the three months ended September 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from June 30, 2013 to September 30, 2013.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 22.7% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV increase of 3.6% for the three months ended September 30, 2013, was primarily due to depreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 2, 2014 at $21.92 per Share and reached its low for the period on September 23, 2014 at $17.01 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on August 28, 2013 at $21.69 per Share and reached its low for the period on August 7, 2013 at $18.99 per Share.

The benchmark’s decline of 11.8% for the three months ended September 30, 2014, as compared to the benchmark’s rise of 2.1% for the three months ended September 30, 2013, can be attributed to a depreciation of the underlying components of the index during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(8,944)	$(9,375)
Management fee	9,295	9,770
Net realized gain (loss)	(651,766)	(85,067)
Change in net unrealized appreciation/depreciation	(339,514)	233,943
Net income (loss)	$(1,000,224)	$139,501

The Fund’s net income decreased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a decline in the Fund’s benchmark index during the three months ended September 30, 2014.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$97,943,693	$218,645,114
NAV end of period	$179,175,918	$137,074,786
Percentage change in NAV	82.9%	(37.3)%
Shares outstanding beginning of period	2,499,170	7,249,170
Shares outstanding end of period	5,949,170	3,949,170
Percentage change in shares outstanding	138.0%	(45.5)%
Shares created	5,200,000	1,000,000
Shares redeemed	1,750,000	4,300,000
Per share NAV beginning of period	$39.19	$30.16
Per share NAV end of period	$30.12	$34.71
Percentage change in per share NAV	(23.2)%	15.1%
Percentage change in benchmark	(11.8)%	7.9%
Benchmark annualized volatility	18.3%	19.0%

During the three months ended September 30, 2014, the increase in the Fund’s NAV resulted from an increase from 2,499,170 outstanding Shares at June 30, 2014 to 5,959,170 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended September 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 7,249,170 outstanding shares at June 30, 2013 to 3,949,170 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 23.2% for the three months ended September 30,

2014, as compared to the Fund’s per Share NAV increase of 15.1% for the three months ended September 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 1, 2014 at $39.20 per Share and reached its low for the period on September 22, 2014 at $29.99 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on September 6, 2013 at $39.87 per Share and reached its low for the period on July 1, 2013 at $31.06 per Share.

The benchmark’s decline of 11.8% for the three months ended September 30, 2014, as compared to the benchmark’s rise of 7.9% for the three months ended September 30, 2013, can be attributed to a decrease in the price of WTI Crude Oil during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(329,563)	$(383,510)
Management fee	333,837	391,381
Brokerage commissions	7,661	5,957
Net realized gain (loss)	(16,408,215)	53,591,304
Change in net unrealized appreciation/depreciation	(12,477,865)	(18,204,764)
Net income (loss)	$(29,215,643)	$35,003,030

The Fund’s net income decreased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a decrease in the price of WTI Crude Oil during the three months ended September 30, 2014.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$21,163,834	$42,142,901
NAV end of period	$69,524,710	$94,189,168
Percentage change in NAV	228.5%	123.5%
Shares outstanding beginning of period	469,941	1,169,941
Shares outstanding end of period	1,919,941	2,919,941
Percentage change in shares outstanding	308.5%	149.6%
Shares created	1,650,000	2,100,000
Shares redeemed	200,000	350,000
Per share NAV beginning of period	$45.04	$36.02
Per share NAV end of period	$36.21	$32.26
Percentage change in per share NAV	(19.6)%	(10.4)%
Percentage change in benchmark	(9.3)%	(4.4)%
Benchmark annualized volatility	28.0%	26.5%

During the three months ended September 30, 2014, the increase in the Fund’s NAV resulted from an increase from 469,941 outstanding Shares at June 30, 2014 to 1,919,941 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended September 30, 2013, the increase in the Fund’s NAV resulted primarily from the increase from 1,169,941 outstanding shares at June 30, 2013 to 2,919,941 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 19.6% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 10.4% for the three months ended September 30, 2013, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 1, 2014 at $44.95 per Share and reached its low for the period on September 5, 2014 at $31.77 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 18, 2013 at $41.04 per Share and reached its low for the period on August 9, 2013 at $29.45 per Share.

The benchmark’s decline of 9.3% for the three months ended September 30, 2014, as compared to the benchmark’s decline of 4.4% for the three months ended September 30, 2013, can be attributed to a greater decrease in the price of Henry Hub Natural Gas during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(128,208)	$(214,137)
Management fee	114,501	188,763
Brokerage commissions	17,003	31,168
Net realized gain (loss)	(7,086,791)	(14,490,187)
Change in net unrealized appreciation/depreciation	5,767,208	9,382,834
Net income (loss)	$(1,447,791)	$(5,321,490)

The Fund’s net income increased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a significant increase in outstanding shares during the three months ended September 30, 2014.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$135,458,124	$139,614,500
NAV end of period	$113,006,432	$172,546,283
Percentage change in NAV	(16.6)%	23.6%
Shares outstanding beginning of period	2,800,014	3,350,014

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Shares outstanding end of period	2,750,014	3,400,014
Percentage change in shares outstanding	(1.8)%	1.5%
Shares created	100,000	350,000
Shares redeemed	150,000	300,000
Per share NAV beginning of period	$48.38	$41.68
Per share NAV end of period	$41.09	$50.75
Percentage change in per share NAV	(15.1)%	21.8%
Percentage change in benchmark	(7.5)%	11.3%
Benchmark annualized volatility	10.6%	22.7%

During the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,800,014 outstanding Shares at June 30, 2014 to 2,750,014 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. By comparison, during the three months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 3,350,014 outstanding shares at June 30, 2013 to 3,400,014 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.1% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV increase of 21.8% for the three months ended September 30, 2013, was primarily due to the depreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 10, 2014 at $50.21 per Share and reached its low for the period on September 22, 2014 at $40.91 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on August 28, 2013 at $58.48 per Share and reached its low for the period on July 5, 2013 at $43.01 per Share.

The benchmark’s decline of 7.5% for the three months ended September 30, 2014, as compared to the benchmark’s rise of 11.3% for the three months ended September 30, 2013, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(293,686)	$(391,586)
Management fee	307,247	409,677
Brokerage commissions	8	8
Net realized gain (loss)	1,376,176	(5,907,842)
Change in net unrealized appreciation/depreciation	(21,378,723)	36,572,797
Net income (loss)	$(20,296,233)	$30,273,369

The Fund’s net income decreased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the three months ended September 30, 2014.

ProShares Ultra Silver*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$501,002,636	$425,855,952
NAV end of period	$357,175,403	$553,925,429
Percentage change in NAV	(28.7)%	30.1%
Shares outstanding beginning of period	7,146,533	6,762,507
Shares outstanding end of period	7,696,533	6,900,007
Percentage change in shares outstanding	7.7%	2.0%
Shares created	900,000	750,000
Shares redeemed	350,000	612,500
Per share NAV beginning of period	$70.10	$62.97
Per share NAV end of period	$46.41	$80.28
Percentage change in per share NAV	(33.8)%	27.5%
Percentage change in benchmark	(18.0)%	15.0%
Benchmark annualized volatility	16.5%	33.4%

During the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price†. The decrease in the Fund’s NAV was offset by an increase from 7,146,533 outstanding Shares at June 30, 2014 to 7,696,533 outstanding Shares at September 30, 2014. By comparison, during the three months ended September 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 6,762,507 outstanding shares at June 30, 2013 to 6,900,007 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 33.8% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV increase of 27.5% for the three months ended September 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 10, 2014 at $74.31 per Share and reached its low for the period on September 30, 2014 at $46.41 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on August 28, 2013 at $106.31 per Share and reached its low for the period on July 9, 2013 at $64.45 per Share.

The benchmark’s decline of 18.0% for the three months ended September 30, 2014, as compared to the benchmark’s rise of 15.0% for the three months ended September 30, 2013, can be attributed to a decrease in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2014.

†	On August 14, 2014, the company that ran the London U.S. dollar silver fixing ceased calculating the price of silver for the LBMA. The LBMA selected the CME Group and Thomson Reuters to calculate the price, which was renamed the London Silver Price, beginning August 15, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(1,023,432)	$(1,265,741)
Management fee	1,064,643	1,317,246
Brokerage commissions	5	8
Net realized gain (loss)	9,487,791	28,405,829
Change in net unrealized appreciation/depreciation	(178,527,065)	96,493,783
Net income (loss)	$(170,062,706)	$123,633,871

The Fund’s net income decreased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a decrease in the price of spot silver in U.S. dollar terms during the three months ended September 30, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra Silver Fund.

ProShares Ultra Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$3,592,189	$3,283,396
NAV end of period	$3,118,670	$3,429,398
Percentage change in NAV	(13.2)%	4.4%
Shares outstanding beginning of period	100,005	100,005
Shares outstanding end of period	100,005	100,005
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$35.92	$32.83
Per share NAV end of period	$31.19	$34.29
Percentage change in per share NAV	(13.2)%	4.4%
Percentage change in benchmark	(7.1)%	2.0%
Benchmark annualized volatility	7.1%	12.1%

During the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in outstanding Shares from June 30, 2014 to September 30, 2014. By comparison, during the three months ended September 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in outstanding Shares from June 30, 2013 to September 30, 2013.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.2% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV increase of 4.4% for the three months ended September 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 1, 2014 at $36.44 per Share and reached its low for the period on September 29, 2014 at $31.03 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on September 18, 2013 at $35.56 per Share and reached its low for the period on August 2, 2013 at $31.10 per Share.

The benchmark’s decline of 7.1% for the three months ended September 30, 2014, as compared to the benchmark’s rise of 2.0% for the three months ended September 30, 2013, can be attributed to a decline in the value of the Australian dollar versus the U.S. dollar during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(8,369)	$(8,041)
Management fee	8,338	6,535
Brokerage commissions	378	394
Offering costs	—	2,926
Limitation by Sponsor	—	(1,572)
Net realized gain (loss)	(80,701)	(123,121)
Change in net unrealized appreciation/depreciation	(384,449)	277,164
Net income (loss)	$(473,519)	$146,002

The Fund’s net income decreased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a decline in the value of the Australian dollar versus the U.S. dollar during the three months ended September 30, 2014.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$2,566,901	$3,521,494
NAV end of period	$2,176,269	$2,525,460
Percentage change in NAV	(15.2)%	(28.3)%
Shares outstanding beginning of period	100,014	150,014
Shares outstanding end of period	100,014	100,014
Percentage change in shares outstanding	0.0%	(33.3)%
Shares created	—	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$25.67	$23.47
Per share NAV end of period	$21.76	$25.25
Percentage change in per share NAV	(15.2)%	7.6%
Percentage change in benchmark	(7.8)%	3.9%
Benchmark annualized volatility	4.8%	7.6%

During the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in outstanding Shares from June 30, 2014 to September 30, 2014. By comparison, during the three months ended September 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 150,014 outstanding Shares at June 30, 2013 to 100,014 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.2% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV increase of 7.6% for the three months ended September 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 1, 2014 at $25.61 per Share and reached its low for the period on September 30, 2014 at $21.76 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on September 19, 2013 at $25.25 per Share and reached its low for the period on July 9, 2013 at $22.64 per Share.

The benchmark’s decline of 7.8% for the three months ended September 30, 2014, as compared to the benchmark’s rise of 3.9% for the three months ended September 30, 2013, can be attributed to a decline in the value of the euro versus the U.S. dollar during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(5,529)	$(8,123)
Management fee	5,760	8,494
Net realized gain (loss)	(172,545)	41,114
Change in net unrealized appreciation/depreciation	(212,558)	227,594
Net income (loss)	$(390,632)	$260,585

The Fund’s net income decreased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a decline in the value of the euro versus the U.S. dollar during the three months ended September 30, 2014.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$1,997,051	$3,183,279
NAV end of period	$1,697,164	$3,221,062
Percentage change in NAV	(15.0)%	1.2%
Shares outstanding beginning of period	100,014	150,014
Shares outstanding end of period	100,014	150,014
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$19.97	$21.22
Per share NAV end of period	$16.97	$21.47
Percentage change in per share NAV	(15.0)%	1.2%
Percentage change in benchmark	(7.6)%	0.9%
Benchmark annualized volatility	5.1%	11.5%

During the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2014 to September 30, 2014. By comparison, during the three months ended September 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from June 30, 2013 to September 30, 2013.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.0% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV increase of 1.2% for the three months ended September 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 17, 2014 at $19.99 per Share and reached its low for the period on September 30, 2014 at $16.97 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on August 9, 2013 at $22.50 per Share and reached its low for the period on July 5, 2013 at $20.37 per Share.

The benchmark’s decline of 7.6% for the three months ended September 30, 2014, as compared to the benchmark’s rise of 0.9% for the three months ended September 30, 2013, can be attributed to a decline in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(4,379)	$(7,357)
Management fee	4,546	7,652
Net realized gain (loss)	(86,445)	(20,236)
Change in net unrealized appreciation/depreciation	(209,063)	65,376
Net income (loss)	$(299,887)	$37,783

The Fund’s net income decreased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a decline in the value of the Japanese yen versus the U.S. dollar during the three months ended September 30, 2014.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$98,364,760	$174,808,019
NAV end of period	$140,018,132	$167,085,628
Percentage change in NAV	42.3%	(4.4)%
Shares outstanding beginning of period	5,174,812	3,124,812
Shares outstanding end of period	6,724,812	4,224,812
Percentage change in shares outstanding	30.0%	35.2%
Shares created	3,475,000	2,900,000
Shares redeemed	1,925,000	1,800,000
Per share NAV beginning of period	$19.01	$55.94
Per share NAV end of period	$20.82	$39.55
Percentage change in per share NAV	9.5%	(29.3)%
Percentage change in benchmark	9.8%	(28.9)%
Benchmark annualized volatility	52.7%	40.8%

During the three months ended September 30, 2014, the increase in the Fund’s NAV resulted from an increase from 5,174,812 outstanding Shares at June 30, 2014 to 6,724,812 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 3,124,812 outstanding Shares at June 30, 2013 to 4,224,812 outstanding Shares at September 30, 2013.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV increase of 9.5% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 29.3% for the three months ended September 30, 2013, was primarily due to the appreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on August 7, 2014 at $23.20 per Share and reached its low for the period on September 18, 2014 at $18.06 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 1, 2013 at $54.66 per Share and reached its low for the period on September 18, 2013 at $36.35 per Share.

The benchmark’s rise of 9.8% for the three months ended September 30, 2014, as compared to the benchmark’s decline of 28.9% for the three months ended September 30, 2013, can be attributed to a rise in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(253,370)	$(354,687)
Management fee	235,234	365,398
Brokerage commissions	24,499	—
Net realized gain (loss)	(2,987,868)	(58,621,766)
Change in net unrealized appreciation/depreciation	19,042,796	1,991,315
Net income (loss)	$15,801,558	$(56,985,138)

The Fund’s net income increased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a rise in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2014.

ProShares VIX Mid-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$40,535,994	$72,133,381
NAV end of period	$45,613,786	$96,765,151
Percentage change in NAV	12.5%	34.1%
Shares outstanding beginning of period	656,251	637,501
Shares outstanding end of period	712,501	1,043,751
Percentage change in shares outstanding	8.6%	63.7%
Shares created	118,750	625,000
Shares redeemed	62,500	218,750
Per share NAV beginning of period	$61.77	$113.15
Per share NAV end of period	$64.02	$92.71
Percentage change in per share NAV	3.6%	(18.1)%
Percentage change in benchmark	4.0%	(17.9)%
Benchmark annualized volatility	23.4%	24.3%

During the three months ended September 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 656,251 outstanding Shares at June 30, 2014 to 712,501 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended September 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 637,501 outstanding Shares at June 30, 2013 to 1,043,751 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV increase of 3.6% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 18.1% for the three months ended September 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on August 7, 2014 at $66.93 per Share and reached its low for the period on August 19, 2014 at $58.76 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 2, 2013 at $112.18 per Share and reached its low for the period on September 18, 2013 at $88.44 per Share.

The benchmark’s rise of 4.0% for the three months ended September 30, 2014, as compared to the benchmark’s decline of 17.9% for the three months ended September 30, 2013, can be attributed to a rise in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(92,236)	$(165,692)
Management fee	92,676	172,413
Brokerage commissions	2,966	—
Net realized gain (loss)	(4,036,024)	(6,927,757)
Change in net unrealized appreciation/depreciation	5,997,445	(6,309,282)
Net income (loss)	$1,869,185	$(13,402,731)

The Fund’s net income increased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a rise in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended September 30, 2014.

* See Note 9 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares VIX Mid-Term Futures ETF.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$295,261,247	$215,235,917
NAV end of period	$258,077,177	$286,200,633
Percentage change in NAV	(12.6)%	33.0%
Shares outstanding beginning of period	11,120,099	747,389
Shares outstanding end of period	8,670,099	2,072,389
Percentage change in shares outstanding	(22.0)%	177.3%
Shares created	11,700,000	2,762,500
Shares redeemed	14,150,000	1,437,500
Per share NAV beginning of period	$26.55	$287.98
Per share NAV end of period	$29.77	$138.10
Percentage change in per share NAV	12.1%	(52.0)%
Percentage change in benchmark	9.8%	(28.9)%
Benchmark annualized volatility	52.7%	40.8%

During the three months ended September 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 11,120,099 outstanding Shares at June 30, 2014 to 8,670,099 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 747,389 outstanding Shares at June 30, 2013 to 2,072,389 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 12.1% for the three months ended September 30,

2014, as compared to the Fund’s per Share NAV decrease of 52.0% for the three months ended September 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on August 7, 2014 at $38.10 per Share and reached its low for the period on September 18, 2014 at $22.73 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on July 1, 2013 at $274.79 per Share and reached its low for the period on September 18, 2013 at $117.13 per Share.

The benchmark’s rise of 9.8% for the three months ended September 30, 2014, as compared to the benchmark’s decline of 28.9% for the three months ended September 30, 2013, can be attributed to a rise in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(1,308,139)	$(1,259,552)
Management fee	689,515	667,541
Brokerage commissions	632,234	602,808
Net realized gain (loss)	(4,709,504)	(197,361,289)
Change in net unrealized appreciation/depreciation	89,179,537	9,756,983
Net income (loss)	$83,161,894	$(188,863,858)

The Fund’s net income increased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a rise in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2014.

* See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
NAV beginning of period	$181,236,514	$117,395,722
NAV end of period	$310,478,773	$94,516,078
Percentage change in NAV	71.3%	(19.5)%
Shares outstanding beginning of period	2,050,040	3,000,040
Shares outstanding end of period	4,150,040	1,800,040
Percentage change in shares outstanding	102.4%	(40.0)%
Shares created	4,450,000	1,500,000
Shares redeemed	2,350,000	2,700,000
Per share NAV beginning of period	$88.41	$39.13
Per share NAV end of period	$74.81	$52.51
Percentage change in per share NAV	(15.4)%	34.2%
Percentage change in benchmark	9.8%	(28.9)%
Benchmark annualized volatility	52.7%	40.8%

During the three months ended September 30, 2014, the increase in the Fund’s NAV resulted from an increase from 2,050,040 outstanding Shares at June 30, 2014 to 4,150,040 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended September 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 3,000,040 outstanding Shares at June 30, 2013 to 1,800,040 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 15.4% for the three months ended September 30, 2014, as compared to the Fund’s per Share NAV increase of 34.2% for the three months ended September 30, 2013, was primarily due to depreciation in the value of the assets of the fund during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 3, 2014 at $92.60 per Share and reached its low for the period on August 7, 2014 at $69.91 per Share. By comparison, during the three months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on September 18, 2013 at $57.44 per Share and reached its low for the period on July 1, 2013 at $40.02 per Share.

The benchmark’s rise of 9.8% for the three months ended September 30, 2014, as compared to the benchmark’s decline of 28.9% for the three months ended September 30, 2013, can be attributed to a rise in the prices of the near-term futures contracts on the VIX Futures curve during the three months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net investment income (loss)	$(989,160)	$(339,271)
Management fee	620,236	212,926
Brokerage commissions	385,191	132,363
Net realized gain (loss)	18,154,494	37,635,709
Change in net unrealized appreciation/depreciation	(33,971,541)	(2,813,145)
Net income (loss)	$(16,806,207)	$34,483,293

The Fund’s net income decreased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a rise in the prices of the near-term futures contracts on the VIX futures curve during the three months ended September 30, 2014.

* See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

ProShares UltraShort Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$3,797,427	$3,245,965
NAV end of period	$4,149,184	$3,746,428
Percentage change in NAV	9.3%	15.4%
Shares outstanding beginning of period	59,997	59,997
Shares outstanding end of period	59,997	59,997
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$63.29	$54.10
Per share NAV end of period	$69.16	$62.44
Percentage change in per share NAV	9.3%	15.4%
Percentage change in benchmark	(5.6)%	(8.6)%
Benchmark annualized volatility	8.4%	10.8%

During the nine months ended September 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2013 to September 30, 2014. By comparison, during the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to September 30, 2013.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 9.3% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV increase of 15.4% for the nine months ended September 30, 2013, was primarily due to a lesser appreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 23, 2014 at $69.36 per Share and reached its low for the period on April 29, 2014 at $51.38 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on August 7, 2013 at $66.37 per Share and reached its low for the period on January 30, 2013 at $51.04 per Share.

The benchmark’s decline of 5.6% for the nine months ended September 30, 2014, as compared to the benchmark’s decline of 8.6% for the nine months ended September 30, 2013, can be attributed to a lesser depreciation of the underlying components of the index during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(23,790)	$(23,250)
Management fee	24,737	24,901
Net realized gain (loss)	(3,519)	472,355
Change in net unrealized appreciation/depreciation	379,066	51,358
Net income (loss)	$351,757	$500,463

The Fund’s net income decreased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a lesser decline in the Fund’s benchmark index during the nine months ended September 30, 2014.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$256,060,149	$89,481,266
NAV end of period	$196,140,063	$442,461,028
Percentage change in NAV	(23.4)%	394.5%
Shares outstanding beginning of period	8,069,944	2,219,944
Shares outstanding end of period	6,369,944	14,619,944
Percentage change in shares outstanding	(21.1)%	558.6%
Shares created	14,850,000	22,350,000
Shares redeemed	16,550,000	9,950,000
Per share NAV beginning of period	$31.73	$40.31
Per share NAV end of period	$30.79	$30.26
Percentage change in per share NAV	(3.0)%	(24.9)%
Percentage change in benchmark	(1.8)%	10.6%
Benchmark annualized volatility	16.0%	18.6%

During the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 8,069,944 outstanding Shares at December 31, 2013 to 6,369,944 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 2,219,944 outstanding Shares at December 31, 2012 to 14,619,944 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.0% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 24.9% for the nine months ended September 30, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on January 9, 2014 at $36.34 per Share and reached its low for the period on June 20, 2014 at $24.07 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on April 17, 2013 at $45.45 per Share and reached its low for the period on September 6, 2013 at $26.59 per Share.

The benchmark’s decline of 1.8% for the nine months ended September 30, 2014, as compared to the benchmark’s rise of 10.6% for the nine months ended September 30, 2013, can be attributed to a decrease in the price of WTI Crude Oil during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(2,067,933)	$(1,796,450)
Management fee	2,113,748	1,830,070
Brokerage commission	55,085	49,006
Net realized gain (loss)	(1,278,263)	(91,271,858)
Change in net unrealized appreciation/depreciation	11,391,293	53,049,617
Net income (loss)	$8,045,097	$(40,018,691)

The Fund’s net income increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a decrease in the price of WTI Crude Oil during the nine months ended September 30, 2014.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$22,734,767	$12,768,340
NAV end of period	$19,683,020	$16,035,027
Percentage change in NAV	(13.4)%	25.6%
Shares outstanding beginning of period	324,952	125,008
Shares outstanding end of period	424,952	174,952
Percentage change in shares outstanding	30.8%	40.0%
Shares created	2,400,000	387,500
Shares redeemed	2,300,000	337,556
Per share NAV beginning of period	$69.96	$102.14
Per share NAV end of period	$46.32	$91.65
Percentage change in per share NAV	(33.8)%	(10.3)%
Percentage change in benchmark	2.6%	(5.4)%
Benchmark annualized volatility	39.3%	30.8%

During the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease in the Fund’s NAV was offset by an increase from 324,952 outstanding Shares at December 31, 2013 to 424,952 outstanding Shares at September 30, 2014. By comparison, during the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 125,008 outstanding Shares at December 31, 2012 to 174,952 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV also resulted from by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 33.8% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 10.3% for the nine months ended September 30, 2013, was primarily due to a greater depreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on January 9, 2014 at $76.82 per Share and reached its low for the period on June 12, 2014 at $35.78 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on January 9, 2013 at $116.81 per Share and reached its low for the period on April 19, 2013 at $59.27 per Share.

The benchmark’s rise of 2.6% for the nine months ended September 30, 2014, as compared to the benchmark’s decline of 5.4% for the nine months ended September 30, 2013, can be attributed to an increase in the price of Henry Hub Natural Gas during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(413,886)	$(166,191)
Management fee	352,678	137,353
Brokerage commission	76,540	36,055
Net realized gain (loss)	2,737,682	255,984
Change in net unrealized appreciation/depreciation	(2,912,004)	57,806
Net income (loss)	$(588,208)	$147,599

The Fund’s net income decreased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to an increase in the price of Henry Hub Natural Gas during the nine months ended September 30, 2014.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$139,436,456	$92,416,742
NAV end of period	$82,095,909	$145,113,410
Percentage change in NAV	(41.1)%	57.0%
Shares outstanding beginning of period	1,346,978	1,446,978
Shares outstanding end of period	846,978	1,646,978
Percentage change in shares outstanding	(37.1)%	13.8%
Shares created	450,000	1,750,000
Shares redeemed	950,000	1,550,000
Per share NAV beginning of period	$103.52	$63.87
Per share NAV end of period	$96.93	$88.11
Percentage change in per share NAV	(6.4)%	38.0%
Percentage change in benchmark	1.0%	(20.0)%
Benchmark annualized volatility	12.4%	22.5%

During the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,346,978 outstanding Shares at December 31, 2013 to 846,978 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. By comparison, during the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 1,446,978 outstanding Shares at December 31, 2012 to 1,646,978 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.4% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV increase of 38.0% for the nine months ended September 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on January 8, 2014 at $100.49 per Share and reached its low for the period on March 14, 2014 at $77.10 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on June 28, 2013 at $114.11 per Share and reached its low for the period on January 2, 2013 at $61.07 per Share.

The benchmark’s rise of 1.0% for the nine months ended September 30, 2014, as compared to the benchmark’s decline of 20.0% for the nine months ended September 30, 2013, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(654,933)	$(843,885)
Management fee	689,861	892,226
Brokerage commission	32	32
Net realized gain (loss)	(12,647,502)	39,766,657
Change in net unrealized appreciation/depreciation	(25,284)	4,026,909
Net income (loss)	$(13,327,719)	$42,949,681

The Fund’s net income decreased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to an increase in the price of spot gold in U.S. dollar terms during the nine months ended September 30, 2014.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$112,989,686	$100,656,703
NAV end of period	$59,820,800	$115,501,076

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Percentage change in NAV	(47.1)%	14.7%
Shares outstanding beginning of period	1,258,489	1,958,489
Shares outstanding end of period	558,489	1,508,489
Percentage change in shares outstanding	(55.6)%	(23.0)%
Shares created	800,000	3,050,000
Shares redeemed	1,500,000	3,500,000
Per share NAV beginning of period	$89.78	$51.40
Per share NAV end of period	$107.11	$76.57
Percentage change in per share NAV	19.3%	49.0%
Percentage change in benchmark	(12.3)%	(27.6)%
Benchmark annualized volatility	19.5%	33.1%

During the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 1,258,489 outstanding Shares at December 31, 2013 to 558,489 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price†. By comparison, during the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. Dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 1,958,489 outstanding Shares at December 31, 2012 to 1,508,489 outstanding Shares at September 30, 2013.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 19.3% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV increase of 49.0% for the nine months ended September 30, 2013, was primarily due to a lesser appreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 30, 2014 at $107.11 per Share and reached its low for the period on February 24, 2014 at $68.80 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on June 27, 2013 at $113.67 per Share and reached its low for the period on January 23, 2013 at $43.72 per Share.

The benchmark’s decline of 12.3% for the nine months ended September 30, 2014, as compared to the benchmark’s decline of 27.6% for the nine months ended September 30, 2013, can be attributed to a lesser decrease in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2014.

†	On August 14, 2014, the company that ran the London U.S. dollar silver fixing ceased calculating the price of silver for the LBMA. The LBMA selected the CME Group and Thomson Reuters to calculate the price, which was renamed the London Silver Price, beginning August 15, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(453,626)	$(712,063)
Management fee	479,955	759,657
Brokerage commission	33	32
Net realized gain (loss)	(1,278,772)	86,830,919
Change in net unrealized appreciation/depreciation	14,577,833	(10,271,469)
Net income (loss)	$12,845,435	$75,847,387

The Fund’s net income decreased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a lesser decrease in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2014.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$8,896,842	$3,763,040
NAV end of period	$17,336,789	$7,277,390
Percentage change in NAV	94.9%	93.4%
Shares outstanding beginning of period	250,005	100,005
Shares outstanding end of period	450,005	200,005
Percentage change in shares outstanding	80.0%	100.0%
Shares created	250,000	100,000
Shares redeemed	50,000	—
Per share NAV beginning of period	$35.59	$37.63
Per share NAV end of period	$38.53	$36.39
Percentage change in per share NAV	8.3%	(3.3)%
Percentage change in benchmark	(8.2)%	2.5%
Benchmark annualized volatility	5.0%	8.0%

During the nine months ended September 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 250,005 outstanding Shares at December 31, 2013 to 450,005 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 100,005 outstanding Shares at December 31, 2012 to 200,005 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 8.3% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 3.3% for the nine months ended September 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 30, 2014 at $38.53 per Share and reached its low for the period on May 6, 2014 at $35.07 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on March 27, 2013 at $38.76 per Share and reached its low for the period on February 1, 2013 at $36.34 per Share.

The benchmark’s decline of 8.2% for the nine months ended September 30, 2014, as compared to the benchmark’s rise of 2.5% for the nine months ended September 30, 2013, can be attributed to a decline in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(81,283)	$(33,006)
Management fee	83,705	16,573
Brokerage commission	1,262	517
Offering costs	—	45,511
Limitation by Sponsor	—	(28,232)
Net realized gain (loss)	926,106	(114,800)
Change in net unrealized appreciation/depreciation	463,426	(86,238)
Net income (loss)	$1,308,249	$(234,044)

The Fund’s net income increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a decline in the value of the euro versus the U.S. dollar in conjunction with an increase in shares outstanding during the nine months ended September 30, 2014.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$27,983,279	$3,780,999
NAV end of period	$20,645,274	$23,978,227
Percentage change in NAV	(26.2)%	534.2%
Shares outstanding beginning of period	600,005	100,005
Shares outstanding end of period	450,005	550,005
Percentage change in shares outstanding	(25.0)%	450.0%
Shares created	—	450,000
Shares redeemed	150,000	—
Per share NAV beginning of period	$46.64	$37.81
Per share NAV end of period	$45.88	$43.60
Percentage change in per share NAV	(1.6)%	15.3%
Percentage change in benchmark	(2.0)%	(10.3)%
Benchmark annualized volatility	7.7%	10.6%

During the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 600,005 outstanding Shares at December 31, 2013 to 450,005 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 100,005 outstanding Shares at December 31, 2012 to 550,005 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian Dollar versus the U.S. Dollar.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.6% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV increase of 15.3% for the nine months ended September 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on January 24, 2014 at $48.83 per Share and reached its low for the period on July 1, 2014 at $39.67 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on August 2, 2013 at $48.58 per Share and reached its low for the period on April 11, 2013 at $35.89 per Share.

The benchmark’s decline of 2.0% for the nine months ended September 30, 2014, as compared to the benchmark’s decline of 10.3% for the nine months ended September 30, 2013, can be attributed to a lesser decline in the value of the Australian dollar versus the U.S. dollar during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(159,320)	$(98,659)
Management fee	157,466	47,611
Brokerage commission	9,220	7,836
Offering costs	—	47,870
Limitation by Sponsor	—	(1,259)
Net realized gain (loss)	(1,375,251)	2,294,668
Change in net unrealized appreciation/depreciation	966,993	(551,893)
Net income (loss)	$(567,578)	$1,644,116

The Fund’s net income decreased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a lesser decline in the value of the Australian dollar versus the U.S. dollar during the nine months ended September 30, 2014.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$418,001,115	$526,778,026
NAV end of period	$472,408,248	$456,760,044
Percentage change in NAV	13.0%	(13.3)%
Shares outstanding beginning of period	24,500,014	27,700,014
Shares outstanding end of period	23,650,014	25,750,014
Percentage change in shares outstanding	(3.5)%	(7.0)%
Shares created	2,550,000	6,250,000
Shares redeemed	3,400,000	8,200,000
Per share NAV beginning of period	$17.06	$19.02
Per share NAV end of period	$19.97	$17.74
Percentage change in per share NAV	17.1%	(6.7)%
Percentage change in benchmark	(8.2)%	2.5%
Benchmark annualized volatility	5.0%	8.0%

During the nine months ended September 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 24,500,014 outstanding Shares at December 31, 2013 to 23,650,014 outstanding Shares at September 30, 2014. By comparison, during the nine months ended September 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 27,700,014 outstanding Shares at December 31, 2012 to 25,750,014 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV also resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 17.1% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 6.7% for the nine months ended September 30, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 30, 2014 at $19.97 per Share and reached its low for the period on May 6, 2014 at $16.52 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on March 27, 2013 at $20.16 per Share and reached its low for the period on February 1, 2013 at $17.72 per Share.

The benchmark’s decline of 8.2% for the nine months ended September 30, 2014, as compared to the benchmark’s rise of 2.5% for the nine months ended September 30, 2013, can be attributed to a decline in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(2,919,876)	$(3,374,312)
Management fee	3,090,163	3,553,447
Net realized gain (loss)	25,749,214	(19,715,453)
Change in net unrealized appreciation/depreciation	51,047,636	(12,790,424)
Net income (loss)	$73,876,974	$(35,880,189)

The Fund’s net income increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a decline in the value of the euro versus the U.S. dollar for the nine months ended September 30, 2014.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$588,121,516	$408,563,630
NAV end of period	$435,500,662	$463,282,138
Percentage change in NAV	(26.0)%	13.4%
Shares outstanding beginning of period	8,299,294	8,049,294

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Shares outstanding end of period	5,749,294	7,449,294
Percentage change in shares outstanding	(30.7)%	(7.5)%
Shares created	1,350,000	4,300,000
Shares redeemed	3,900,000	4,900,000
Per share NAV beginning of period	$70.86	$50.76
Per share NAV end of period	$75.75	$62.19
Percentage change in per share NAV	6.9%	22 .5%
Percentage change in benchmark	(4.0)%	(11.8)%
Benchmark annualized volatility	6.3%	13.4%

During the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,299,294 outstanding Shares at December 31, 2013 to 5,749,294 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 8,049,294 outstanding Shares at December 31, 2012 to 7,449,294 outstanding Shares at September 30, 2013.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 6.9% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV increase of 22.5% for the nine months ended September 30, 2013, was primarily due to a lesser appreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 30, 2014 at $75.75 per Share and reached its low for the period on July 17, 2014 at $64.75 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on May 17, 2013 at $70.23 per Share and reached its low for the period on January 8, 2013 at $51.09 per Share.

The benchmark’s decline of 4.0% for the nine months ended September 30, 2014, as compared to the benchmark’s decline of 11.8% for the nine months ended September 30, 2013, can be attributed to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(2,636,773)	$(3,278,808)
Management fee	2,800,653	3,450,237
Net realized gain (loss)	15,965,501	139,337,127
Change in net unrealized appreciation/depreciation	5,712,611	(50,643,634)
Net income (loss)	$19,041,339	$85,414,685

The Fund’s net income decreased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2014.

ProShares Ultra Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$2,915,034	$6,097,211
NAV end of period	$3,405,894	$3,991,828
Percentage change in NAV	16.8%	(34.5)%
Shares outstanding beginning of period	150,014	250,014
Shares outstanding end of period	200,014	200,014
Percentage change in shares outstanding	33.3%	(20.0)%
Shares created	50,000	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$19.43	$24.39
Per share NAV end of period	$17.03	$19.96
Percentage change in per share NAV	(12.4)%	(18.2)%
Percentage change in benchmark	(5.6)%	(8.6)%
Benchmark annualized volatility	8.4%	10.8%

During the nine months ended September 30, 2014, the increase in the Fund’s NAV resulted from an increase from 150,014 outstanding Shares at December 31, 2013 to 200,014 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. By comparison, during the nine months ended September 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 250,014 outstanding shares at December 31, 2012 to 200,014 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 12.4% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 18.2% for the nine months ended September 30, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on April 29, 2014 at $23.45 per Share and reached its low for the period on September 23, 2014 at $17.01 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on January 30, 2013 at $25.72 per Share and reached its low for the period on August 7, 2013 at $18.99 per Share.

The benchmark’s decline of 5.6% for the nine months ended September 30, 2014, as compared to the benchmark’s decline of 8.6% for the nine months ended September 30, 2013, can be attributed to a lesser depreciation of the underlying components of the index during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(23,639)	$(30,577)
Management fee	24,709	32,386
Net realized gain (loss)	(274,820)	(868,012)
Change in net unrealized appreciation/depreciation	(345,597)	68,819
Net income (loss)	$(644,056)	$(829,770)

The Fund’s net income increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to lesser decrease in the Fund’s benchmark index during the nine months ended September 30, 2014.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$142,773,429	$483,508,964
NAV end of period	$179,175,918	$137,074,786
Percentage change in NAV	25.5%	(71.7)%
Shares outstanding beginning of period	4,449,170	16,449,170
Shares outstanding end of period	5,949,170	3,949,170
Percentage change in shares outstanding	33.7%	(76.0)%
Shares created	10,400,000	7,700,000
Shares redeemed	8,900,000	20,200,000
Per share NAV beginning of period	$32.09	$29.39
Per share NAV end of period	$30.12	$34.71
Percentage change in per share NAV	(6.1)%	18.1%
Percentage change in benchmark	(1.8)%	10.6%
Benchmark annualized volatility	16.0%	18.6%

During the nine months ended September 30, 2014, the increase in the Fund’s NAV resulted from an increase from 4,449,170 outstanding Shares at December 31, 2013 to 5,949,170 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the nine months ended September 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 16,449,170 outstanding Shares at December 31, 2012 to 3,949,170 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.1% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV increase of 18.1% for the nine months ended September 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on June 20, 2014 at $40.14 per Share and reached its low for the period on January 9, 2014 at $27.85 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on September 6, 2013 at $39.87 per Share and reached its low for the period on April 17, 2013 at $25.06 per Share.

The benchmark’s decline of 1.8% for the nine months ended September 30, 2014, as compared to the benchmark’s rise of 10.6% for the nine months ended September 30, 2013, can be attributed to a decrease in the price of WTI Crude Oil during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(887,576)	$(1,830,880)
Management fee	908,339	1,902,343
Brokerage commission	24,160	44,268
Net realized gain (loss)	14,607,512	140,898,148
Change in net unrealized appreciation/depreciation	(9,838,947)	(69,016,005)
Net income (loss)	$3,880,989	$70,051,263

The Fund’s net income decreased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a decrease in the price of WTI Crude Oil during the nine months ended September 30, 2014.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$62,915,779	$73,019,370
NAV end of period	$69,524,710	$94,189,168
Percentage change in NAV	10.5%	29.0%
Shares outstanding beginning of period	1,619,941	1,869,941
Shares outstanding end of period	1,919,941	2,919,941
Percentage change in shares outstanding	18.5%	56.2%
Shares created	2,050,000	3,750,000
Shares redeemed	1,750,000	2,700,000
Per share NAV beginning of period	$38.84	$39.05
Per share NAV end of period	$36.21	$32.26
Percentage change in per share NAV	(6.8)%	(17.4)%
Percentage change in benchmark	2.6%	(5.4)%
Benchmark annualized volatility	39.3%	30.8%

During the nine months ended September 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 1,619,941 outstanding Shares at December 31, 2013 to 1,919,941 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 1,869,941 outstanding Shares at December 31, 2012 to 2,919,941 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.8% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 17.4% for the nine months ended September 30, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on January 29, 2014 at $63.78 per Share and reached its low for the period on September 5, 2014 at $31.77 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on April 19, 2013 at $59.32 per Share and reached its low for the period on August 9, 2013 at $29.45 per Share.

The benchmark’s rise of 2.6% for the nine months ended September 30, 2014, as compared to the benchmark’s decline of 5.4% for the nine months ended September 30, 2013, can be attributed to an increase in the price of Henry Hub Natural Gas during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(297,487)	$(523,698)
Management fee	264,587	458,553
Brokerage commission	44,280	87,565
Net realized gain (loss)	9,882,248	415,531
Change in net unrealized appreciation/depreciation	8,010,121	7,251,831
Net income (loss)	$17,594,882	$7,143,664

The Fund’s net income increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to an increase in the price of Henry Hub Natural Gas during the nine months ended September 30, 2014.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$132,017,405	$335,054,752
NAV end of period	$113,006,432	$172,546,283
Percentage change in NAV	(14.4)%	(48.5)%
Shares outstanding beginning of period	3,200,014	4,000,014
Shares outstanding end of period	2,750,014	3,400,014
Percentage change in shares outstanding	(14.1)%	(15.0)%
Shares created	250,000	550,000
Shares redeemed	700,000	1,150,000
Per share NAV beginning of period	$41.26	$83.76
Per share NAV end of period	$41.09	$50.75
Percentage change in per share NAV	(0.4)%	(39.4)%
Percentage change in benchmark	1.0%	(20.0)%
Benchmark annualized volatility	12.4%	22.5%

During the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted from a decrease from 3,200,014 outstanding Shares at December 31, 2013 to 2,750,014 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. By comparison, during the nine months ended September 30, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,000,014 outstanding Shares at December 31, 2012 to 3,400,014 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.4% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 39.4% for the nine months ended September 30, 2013, was primarily due to the lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on March 14, 2014 at $54.16 per Share and reached its low for the period on September 22, 2014 at $40.91 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on January 2, 2013 at $87.40 per Share and reached its low for the period on June 28, 2013 at $41.68 per Share.

The benchmark’s rise of 1.0% for the nine months ended September 30, 2014, as compared to the benchmark’s decline of 20.0% for the nine months ended September 30, 2013, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(908,315)	$(1,573,347)
Management fee	953,309	1,692,282
Brokerage commission	32	32
Net realized gain (loss)	3,321,383	(124,323,199)
Change in net unrealized appreciation/depreciation	(1,312,308)	(1,525,551)
Net income (loss)	$1,100,760	$(127,422,097)

The Fund’s net income increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to an increase in the price of spot gold in U.S. dollar terms during the nine months ended September 30, 2014.

ProShares Ultra Silver*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$465,479,519	$747,725,400
NAV end of period	$357,175,403	$553,925,429

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Percentage change in NAV	(23.3)%	(25.9)%
Shares outstanding beginning of period	7,350,007	4,350,007
Shares outstanding end of period	7,696,533	6,900,007
Percentage change in shares outstanding	4.7%	58.6%
Shares created	2,087,500	3,387,500
Shares redeemed	1,740,974	837,500
Per share NAV beginning of period	$63.33	$171.89
Per share NAV end of period	$46.41	$80.28
Percentage change in per share NAV	(26.7)%	(53.3)%
Percentage change in benchmark	(12.3)%	(27.6)%
Benchmark annualized volatility	19.5%	33.1%

During the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price†. The decrease in the Fund’s NAV was offset by an increase from 7,350,007 outstanding Shares at December 31, 2013 to 7,696,533 outstanding Shares at September 30, 2014. By comparison, during the nine months ended September 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 4,350,007 outstanding Shares at December 31, 2012 to 6,900,007 outstanding Shares at September 30, 2013.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 26.7% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 53.3% for the nine months ended September 30, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on February 24, 2014 at $80.11 per Share and reached its low for the period on September 30, 2014 at $46.41 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on January 23, 2013 at $197.58 per Share and reached its low for the period on June 27, 2013 at $61.33 per Share.

The benchmark’s decline of 12.3% for the nine months ended September 30, 2014, as compared to the benchmark’s decline of 27.6% for the nine months ended September 30, 2013, can be attributed to a lesser decrease in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2014.

†	On August 14, 2014, the company that ran the London U.S. dollar silver fixing ceased calculating the price of silver for the LBMA. The LBMA selected the CME Group and Thomson Reuters to calculate the price, which was renamed the London Silver Price, beginning August 15, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(3,195,942)	$(4,096,782)
Management fee	3,351,080	4,410,160
Brokerage commission	35	28
Net realized gain (loss)	(22,790,907)	(509,870,331)
Change in net unrealized appreciation/depreciation	(89,127,152)	65,645,670
Net income (loss)	$(115,114,001)	$(448,321,443)

The Fund’s net income increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a lesser decrease in the price of spot silver in U.S. dollar terms during the nine months ended September 30, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra Silver Fund.

ProShares Ultra Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$3,168,165	$4,150,068
NAV end of period	$3,118,670	$3,429,398
Percentage change in NAV	(1.6)%	(17.4)%
Shares outstanding beginning of period	100,005	100,005
Shares outstanding end of period	100,005	100,005
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$31.68	$41.50
Per share NAV end of period	$31.19	$34.29
Percentage change in per share NAV	(1.5)%	(17.4)%
Percentage change in benchmark	(2.0)%	(10.3)%
Benchmark annualized volatility	7.7%	10.6%

During the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in outstanding Shares from December 31, 2013 to September 30, 2014. By comparison, during the nine months ended September 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in outstanding Shares from December 31, 2012 to September 30, 2013.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 1.5% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 17.4% for the nine months ended September 30, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 1, 2014 at $36.44 per Share and reached its low for the period on January 24, 2014 at $30.12 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on April 11, 2013 at $43.27 per Share and reached its low for the period on August 2, 2013 at $31.10 per Share.

The benchmark’s decline of 2.0% for the nine months ended September 30, 2014, as compared to the benchmark’s decline of 10.3% for the nine months ended September 30, 2013, can be attributed to a lesser decline in the value of the Australian dollar versus the U.S. dollar during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(23,842)	$(26,628)
Management fee	24,141	6,535
Brokerage commission	1,134	1,171
Offering costs	—	47,870
Limitation by Sponsor	—	(27,636)
Net realized gain (loss)	177,542	(863,011)
Change in net unrealized appreciation/depreciation	(203,195)	168,969
Net income (loss)	$(49,495)	$(720,670)

The Fund’s net income increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a lesser decline in the value of the Australian dollar versus the U.S. dollar during the nine months ended September 30, 2014.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$2,603,827	$4,870,316
NAV end of period	$2,176,269	$2,525,460
Percentage change in NAV	(16.4)%	(48.1)%
Shares outstanding beginning of period	100,014	200,014
Shares outstanding end of period	100,014	100,014
Percentage change in shares outstanding	0.0%	(50.0)%
Shares created	—	—
Shares redeemed	—	100,000
Per share NAV beginning of period	$26.03	$24.35
Per share NAV end of period	$21.76	$25.25
Percentage change in per share NAV	(16.4)%	3.7%
Percentage change in benchmark	(8.2)%	2.5%
Benchmark annualized volatility	5.0%	8.0%

During the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in outstanding Shares from December 31, 2013 to September 30, 2014. By comparison, during the nine months ended September 30, 2013, the decrease in the Fund’s NAV resulted from a decrease from 200,014 outstanding Shares at December 31, 2012 to 100,014 outstanding Shares at September 30, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 16.4% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV increase of 3.7% for the nine months ended September 30, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on March 18, 2014 at $26.63 per Share and reached its low for the period on September 30, 2014 at $21.76 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on February 1, 2013 at $26.03 per Share and reached its low for the period on July 9, 2013 at $22.64 per Share.

The benchmark’s decline of 8.2% for the nine months ended September 30, 2014, as compared to the benchmark’s rise of 2.5% for the nine months ended September 30, 2013, can be attributed to a decline in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(16,972)	$(26,990)
Management fee	17,908	28,458
Net realized gain (loss)	(127,660)	12,752
Change in net unrealized appreciation/depreciation	(282,926)	103,308
Net income (loss)	$(427,558)	$89,070

The Fund’s net income decreased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a decline in the value of the euro versus the U.S. dollar during the nine months ended September 30, 2014.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$2,795,026	$4,227,995
NAV end of period	$1,697,164	$3,221,062
Percentage change in NAV	(39.3)%	(23.8)%
Shares outstanding beginning of period	150,014	150,014
Shares outstanding end of period	100,014	150,014
Percentage change in shares outstanding	(33.3)%	0.0%
Shares created	—	50,000
Shares redeemed	50,000	50,000
Per share NAV beginning of period	$18.63	$28.18
Per share NAV end of period	$16.97	$21.47
Percentage change in per share NAV	(8.9)%	(23.8)%
Percentage change in benchmark	(4.0)%	(11.8)%
Benchmark annualized volatility	6.3%	13.4%

During the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 150,014 outstanding Shares at December 31, 2013 to 100,014 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the nine months ended September 30, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to September 30, 2013.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 8.9% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 23.8% for the nine months ended September 30, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on February 3, 2014 at $20.21 per Share and reached its low for the period on September 30, 2014 at $16.97 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on January 8, 2013 at $27.97 per Share and reached its low for the period on May 17, 2013 at $19.65 per Share.

The benchmark’s decline of 4.0% for the nine months ended September 30, 2014, as compared to the benchmark’s decline of 11.8% for the nine months ended September 30, 2013, can be attributed to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(16,867)	$(24,644)
Management fee	17,855	26,182
Net realized gain (loss)	(107,963)	(1,694,755)
Change in net unrealized appreciation/depreciation	2,618	569,644
Net income (loss)	$(122,212)	$(1,149,755)

The Fund’s net income increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the nine months ended September 30, 2014.

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$270,398,554	$137,657,464
NAV end of period	$140,018,132	$167,085,628
Percentage change in NAV	(48.2)%	21.4%
Shares outstanding beginning of period	9,474,812	1,640,001
Shares outstanding end of period	6,724,812	4,224,812

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Percentage change in shares outstanding	(29.0)%	157.6%
Shares created	7,350,000	8,170,000
Shares redeemed	10,100,000	5,585,189
Per share NAV beginning of period	$28.54	$83.94
Per share NAV end of period	$20.82	$39.55
Percentage change in per share NAV	(27.0)%	(52.9)%
Percentage change in benchmark	(26.2)%	(52.8)%
Benchmark annualized volatility	50.6%	60.3%

During the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 9,474,812 outstanding Shares at December 31, 2013 to 6,724,812 outstanding Shares at September 30, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 1,640,001 outstanding Shares at December 31, 2012 to 4,224,812 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 27.0% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 52.9% for the nine months ended September 30, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on February 5, 2014 at $36.25 per Share and reached its low for the period on September 18, 2014 at $18.06 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $76.11 per Share and reached its low for the period on September 18, 2013 at $36.35 per Share.

The benchmark’s decline of 26.2% for the nine months ended September 30, 2014, as compared to the benchmark’s decline of 52.8% for the nine months ended September 30, 2013, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(833,205)	$(1,117,258)
Management fee	849,283	1,171,508
Brokerage commission	24,499	—
Net realized gain (loss)	(28,423,976)	(102,871,341)
Change in net unrealized appreciation/depreciation	29,074,883	3,439,893
Net income (loss)	$(182,298)	$(100,548,706)

The Fund’s net income increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures contracts on the VIX future curve during the nine months ended September 30, 2014.

ProShares VIX Mid-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$51,134,323	$37,302,992
NAV end of period	$45,613,786	$96,765,151
Percentage change in NAV	(10.8)%	159.4%
Shares outstanding beginning of period	662,501	268,751
Shares outstanding end of period	712,501	1,043,751
Percentage change in shares outstanding	7.5%	288.4%
Shares created	581,250	1,300,000
Shares redeemed	531,250	525,000
Per share NAV beginning of period	$77.18	$138.80
Per share NAV end of period	$64.02	$92.71
Percentage change in per share NAV	(17.1)%	(33.2)%
Percentage change in benchmark	(16.3)%	(32.8)%
Benchmark annualized volatility	22.8%	25.8%

During the nine months ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. The decrease in the Fund’s NAV was offset by an increase from 662,501 outstanding Shares at December 31, 2013 to 712,501 outstanding Shares at September 30, 2014. By comparison, during the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 268,751 outstanding Shares at December 31, 2012 to 1,043,751 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.1% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 33.2% for the nine months ended September 30, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on February 5, 2014 at $85.56 per Share and reached its low for the period on August 19, 2014 at $58.76 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $129.47 per Share and reached its low for the period on September 18, 2013 at $88.44 per Share.

The benchmark’s decline of 16.3% for the nine months ended September 30, 2014, as compared to the benchmark’s decline of 32.8% for the nine months ended September 30, 2013, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(299,431)	$(389,961)
Management fee	310,124	410,433
Brokerage commission	2,966	—
Net realized gain (loss)	(16,098,628)	(19,673,532)
Change in net unrealized appreciation/depreciation	7,398,323	738,490
Net income (loss)	$(8,999,736)	$(19,325,003)

The Fund’s net income increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a lesser decline in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the nine months ended September 30, 2014.

*	See Note 9 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares VIX Mid-Term Futures ETF.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$226,233,584	$84,716,132
NAV end of period	$258,077,177	$286,200,633
Percentage change in NAV	14.1%	237.8%
Shares outstanding beginning of period	3,372,389	105,202
Shares outstanding end of period	8,670,099	2,072,389
Percentage change in shares outstanding	157.1%	1,869.9%
Shares created	26,025,000	6,100,000
Shares redeemed	20,727,290	4,132,813
Per share NAV beginning of period	$67.08	$805.27
Per share NAV end of period	$29.77	$138.10
Percentage change in per share NAV	(55.6)%	(82.9)%
Percentage change in benchmark	(26.2)%	(52.8)%
Benchmark annualized volatility	50.6%	60.3%

During the nine months ended September 30, 2014, the increase in the Fund’s NAV resulted from an increase from 3,372,389 outstanding Shares at December 31, 2013 to 8,670,099 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from an increase from 105,202 outstanding Shares at December 31, 2012 to 2,072,389 outstanding Shares at September 30, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 55.6% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV decrease of 82.9% for the nine months ended September 30, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on February 5, 2014 at $104.52 per Share and reached its low for the period on September 18, 2014 at $22.73 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on January 3, 2013 at $652.25 per Share and reached its low for the period on September 18, 2013 at $117.13 per Share.

The benchmark’s decline of 26.2% for the nine months ended September 30, 2014, as compared to the benchmark’s decline of 52.8% for the nine months ended September 30, 2013, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(3,811,314)	$(3,722,756)
Management fee	2,064,694	1,944,995
Brokerage commission	1,802,162	1,824,624
Net realized gain (loss)	(255,418,727)	(302,267,308)
Change in net unrealized appreciation/depreciation	72,652,146	10,639,956
Net income (loss)	$(186,577,895)	$(295,350,108)

The Fund’s net income increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a lesser decline in the prices of the near-term futures contracts on the VIX futures curve in conjunction with a significant increase in shares outstanding during the nine months ended September 30, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
NAV beginning of period	$141,751,202	$82,663,633
NAV end of period	$310,478,773	$94,516,078
Percentage change in NAV	119.0%	14.3%
Shares outstanding beginning of period	2,100,040	2,500,040
Shares outstanding end of period	4,150,040	1,800,040
Percentage change in shares outstanding	97.6%	(28.0)%
Shares created	8,400,000	9,200,000
Shares redeemed	6,350,000	9,900,000
Per share NAV beginning of period	$67.50	$33.06
Per share NAV end of period	$74.81	$52.51
Percentage change in per share NAV	10.8%	58.8%
Percentage change in benchmark	(26.2)%	(52.8)%
Benchmark annualized volatility	50.6%	60.3%

During the nine months ended September 30, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 2,100,040 outstanding Shares at December 31, 2013 to 4,150,040 outstanding Shares at September 30, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the nine months ended September 30, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 2,500,040 outstanding Shares at December 31, 2012 to 1,800,040 outstanding Shares at September 30, 2013.

For the nine months ended September 30, 2014 and 2013, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.8% for the nine months ended September 30, 2014, as compared to the Fund’s per Share NAV increase of 58.8% for the nine months ended September 30, 2013, was primarily due to a lesser appreciation in the value of the assets of the fund during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on July 3, 2014 at $92.60 per Share and reached its low for the period on February 5, 2014 at $50.78 per Share. By comparison, during the nine months ended September 30, 2013, the Fund’s per Share NAV reached its high for the period on September 18, 2013 at $57.44 per Share and reached its low for the period on June 24, 2013 at $35.51 per Share.

The benchmark’s decline of 26.2% for the nine months ended September 30, 2014, as compared to the benchmark’s decline of 52.8% for the nine months ended September 30, 2013, can be attributed to a lesser decline in the prices of the near-term futures contracts on the VIX Futures curve during the nine months ended September 30, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net investment income (loss)	$(2,500,310)	$(848,890)
Management fee	1,610,858	535,989
Brokerage commission	949,948	335,552
Net realized gain (loss)	94,432,504	58,712,909
Change in net unrealized appreciation/depreciation	(33,171,890)	(2,063,561)
Net income (loss)	$58,760,304	$55,800,458

The Fund’s net income increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a decline in the prices of the near-term futures contracts on the VIX Futures curve in conjunction with a significant increase in shares outstanding during the nine months ended September 30, 2014.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of September 30, 2014 and 2013, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort Bloomberg Commodity:

As of September 30, 2014 and 2013, the ProShares UltraShort Bloomberg Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Bloomberg Commodity Index. The following tables provide information about the Fund’s short swap positions as of September 30, 2014 and 2013, which were sensitive to commodity price risk.

Swap Agreements as of September 30, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Short	$118.6922	$(3,142,104)
Bloomberg Commodity Index	Goldman Sachs International	Short	118 .6922	(3,692,948)
Bloomberg Commodity Index	UBS AG	Short	118 .6922	(1,467,635)

Swap Agreements as of September 30, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Short	$127.1103	$(2,645,772)
Bloomberg Commodity Index	Goldman Sachs International	Short	127.1103	(3,749,305)
Bloomberg Commodity Index	UBS AG	Short	127.1103	(1,095,198)

The September 30, 2014 and 2013 short swap notional values are calculated by multiplying units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2014 (the “Form 10-K”), for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Crude Oil:

As of September 30, 2014 and 2013, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2014	1,835	$91.16	1,000	$(167,278,600)

Swap Agreements as of September 30, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	$240.0850	$(62,351,907)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	240.0850	(69,441,497)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	240.0850	(23,563,233)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	240.0850	(69,653,790)

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	November 2013	3,779	$102.33	1,000	$(386,705,070)

Swap Agreements as of September 30, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	$253.0597	$(138,285,284)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	235.0597	(141,900,040)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	235.0597	(85,110,010)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	235.0597	(132,930,537)

The September 30, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2014 and 2013 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Natural Gas:

As of September 30, 2014 and 2013, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2014	955	$4.12	10,000	$(39,355,550)

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	November 2013	901	$3.56	10,000	$(32,075,600)

The September 30, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Gold:

As of September 30, 2014 and 2013, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2014	2	$1,211.60	100	$(242,320)

Forward Agreements as of September 30, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,216.53	$(82,724,040)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,216.53	(32,843,877)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,216.53	(16,666,461)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,216.53	(31,690,607)

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	December 2013	2	$1,327.00	100	$(265,400)

Forward Agreements as of September 30, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,326.53	$(161,438,701)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,326.53	(78,262,617)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,326.53	(39,795,900)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,326.53	(10,413,261)

The September 30, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2014 and 2013 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of September 30, 2014 and 2013, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2014	1	$17.057	5,000	$(85,285)

Forward Agreements as of September 30, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$17.1113	$(58,914,206)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	17.1110	(20,644,422)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	17.1110	(11,755,257)
0.999 Fine Troy Ounce Silver	UBS AG	Short	17.1111	(28,233,315)

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	December 2013	2	$21.708	5,000	$(217,080)

Forward Agreements as of September 30, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$21.6828	$(118,539,868)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	21.6828	(65,406,166)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	21.6828	(37,923,217)
0.999 Fine Troy Ounce Silver	UBS AG	Short	21.6828	(8,911,631)

The September 30, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2014 and 2013 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with (decreases) increases in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Commodity:

As of September 30, 2014 and 2013, the ProShares Ultra Bloomberg Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Bloomberg Commodity Index. The following tables provide information about the Fund’s swap positions as of September 30, 2014 and 2013, which were sensitive to commodity price risk.

Swap Agreements as of September 30, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Long	$118.6922	$2,826,697
Bloomberg Commodity Index	Goldman Sachs International	Long	118.6922	3,040,456
Bloomberg Commodity Index	UBS AG	Long	118.6922	938,766

Swap Agreements as of September 30, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Long	$127.1103	$2,467,834
Bloomberg Commodity Index	Goldman Sachs International	Long	127.1103	3,803,041
Bloomberg Commodity Index	UBS AG	Long	127.1103	1,697,422

The September 30, 2014 and 2013 swap notional values are calculated by multiplying units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Crude Oil:

As of September 30, 2014 and 2013, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	November 2014	1,693	$91.16	1,000	$154,333,880

Swap Agreements as of September 30, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	$240.0850	$66,036,469
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	240.0850	52,389,330
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	240.0850	24,059,224
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	240.0850	61,519,125

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	November 2013	1,093	$102.33	1,000	$111,846,690

Swap Agreements as of September 30, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	$253.0597	$46,973,928
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	253.0597	45,742,000
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	253.0597	25,106,915
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	253.0597	44,514,417

The September 30, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2014 and 2013 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Natural Gas:

As of September 30, 2014 and 2013, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2014	3,374	$4.12	10,000	$139,042,540

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	November 2013	5,291	$3.56	10,000	$188,359,600

The September 30, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Gold:

As of September 30, 2014 and 2013, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2014	2	$1,211.60	100	$242,320

Forward Agreements as of September 30, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,216.53	$117,395,145
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,216.53	47,833,960
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,216.53	18,491,256
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,216.53	42,091,938

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2013	2	$1,327.00	100	$265,400

Forward Agreements as of September 30, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,326.53	$188,632,566
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,326.53	88,373,429
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,326.53	46,295,897
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,326.53	21,489,786

The September 30, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2014 and 2013 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of September 30, 2014 and 2013, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2014	2	$17.057	5,000	$170,570

Forward Agreements as of September 30, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$17.1113	$369,963,417
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	17.1110	140,358,111
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	17.1110	79,189,708
0.999 Fine Troy Ounce Silver	UBS AG	Long	17.1111	124,654,364

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	December 2013	2	$21.708	5,000	$217,080

Forward Agreements as of September 30, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$21.6828	$600,570,194
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	21.6828	266,325,496
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	21.6828	177,105,110
0.999 Fine Troy Ounce Silver	UBS AG	Long	21.6828	63,639,018

The September 30, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The September 30, 2014 and 2013 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of September 30, 2014 and 2013, each of the Currency Fund’s positions were as follows:

ProShares Short Euro:

As of September 30, 2014 and 2013, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2014 and 2013, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	December 2014	110	$1.2635	125,000	$(17,373,125)

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	December 2013	43	$1.3527	125,000	$(7,270,763)

The September 30, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:

As of September 30, 2014 and 2013, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2014 and 2013, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	December 2014	473	$86.97	1,000	$(41,136,810)

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	December 2013	519	$92.79	1,000	$(48,158,010)

The September 30, 2014 and 2013 short futures notional value is calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional value will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of September 30, 2014 and 2013, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2014 and 2013, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/03/14	50,953,400	1.2630	$64,354,521
Euro	UBS AG	Long	10/03/14	16,358,400	1.2630	20,660,780
Euro	Goldman Sachs International	Short	10/03/14	(407,363,625)	1.2630	(514,503,272)
Euro	UBS AG	Short	10/03/14	(408,335,300)	1.2630	(515,730,505)

Foreign Currency Forward Contracts as of September 30, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/04/13	59,619,300	1.3528	$80,653,379
Euro	UBS AG	Long	10/04/13	44,376,200	1.3528	60,032,413
Euro	Goldman Sachs International	Short	10/04/13	(395,033,825)	1.3528	(534,404,339)
Euro	UBS AG	Short	10/04/13	(385,179,200)	1.3528	(521,072,938)

The September 30, 2014 and 2013 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of September 30, 2014 and 2013, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2014 and 2013, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/03/14	2,823,176,700	0.009118	$25,741,849
Yen	UBS AG	Long	10/03/14	2,754,478,000	0.009118	25,115,452
Yen	Goldman Sachs International	Short	10/03/14	(51,996,123,300)	0.009118	(474,102,939)
Yen	UBS AG	Short	10/03/14	(49,151,071,100)	0.009118	(448,161,628)

Foreign Currency Forward Contracts as of September 30, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/04/13	10,842,832,400	0.010173	$110,305,446
Yen	UBS AG	Long	10/04/13	4,202,410,900	0.010173	42,751,635
Yen	Goldman Sachs International	Short	10/04/13	(56,007,835,200)	0.010173	(569,774,484)
Yen	UBS AG	Short	10/04/13	(50,043,376,200)	0.010173	(509,097,321)

The September 30, 2014 and 2013 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Australian Dollar:

As of September 30, 2014 and 2013, the ProShares Ultra Australian Dollar Fund was exposed to exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2014 and 2013, which were sensitive to exchange rate price risk.

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Long	December 2014	72	$86.97	1,000	$6,261,840

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Long	December 2013	74	$92.79	1,000	$6,866,460

The September 30, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of September 30, 2014 and 2013, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of September 30, 2014 and 2013, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/03/14	621,725	1.2630	$785,243
Euro	UBS AG	Long	10/03/14	2,994,100	1.2630	3,781,570
Euro	Goldman Sachs International	Short	10/03/14	(72,700)	1.2630	(91,821)
Euro	UBS AG	Short	10/03/14	(97,300)	1.2630	(122,891)

Foreign Currency Forward Contracts as of September 30, 2013
Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	10/04/13	1,573,025	1.3528	$2,127,999
Euro	UBS AG	Long	10/04/13	4,058,700	1.3528	5,490,636
Euro	Goldman Sachs International	Short	10/04/13	(1,867,300)	1.3528	(2,526,096)
Euro	UBS AG	Short	10/04/13	(38,400)	1.3528	(51,948)

The September 30, 2014 and 2013 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of September 30, 2014 and 2013, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of September 30, 2014 and 2013, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of September 30, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/03/14	79,232,400	0.009118	$722,445
Yen	UBS AG	Long	10/03/14	312,531,500	0.009118	2,849,676
Yen	Goldman Sachs International	Short	10/03/14	(12,190,700)	0.009118	(111,155)
Yen	UBS AG	Short	10/03/14	(7,374,200)	0.009118	(67,238)

Foreign Currency Forward Contracts as of September 30, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	10/04/13	317,266,000	0.010173	$3,227,585
Yen	UBS AG	Long	10/04/13	339,056,000	0.010173	3,449,258
Yen	Goldman Sachs International	Short	10/04/13	(18,973,500)	0.010173	(193,020)
Yen	UBS AG	Short	10/04/13	(3,870,100)	0.010173	(39,371)

The September 30, 2014 and 2013 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of September 30, 2014 and 2013, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF

As of September 30, 2014 and 2013, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2014 and 2013, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2014	5,102	$16.30	1,000	$83,162,600
VIX Futures (CBOE)	Long	November 2014	3,402	16.65	1,000	56,643,300

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2013	5,549	$16.20	1,000	$89,893,800
VIX Futures (CBOE)	Long	November 2013	4,540	16.90	1,000	76,726,000

The September 30, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Mid-Term Futures ETF

As of September 30, 2014 and 2013, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2014 and 2013, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2015	506	$17.45	1,000	$8,829,700
VIX Futures (CBOE)	Long	February 2015	844	17.90	1,000	15,107,600
VIX Futures (CBOE)	Long	March 2015	844	18.25	1,000	15,403,000
VIX Futures (CBOE)	Long	April 2015	338	18.60	1,000	6,286,800

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2014	943	$18.05	1,000	$17,021,150
VIX Futures (CBOE)	Long	February 2014	1,715	18.65	1,000	31,984,750
VIX Futures (CBOE)	Long	March 2014	1,716	19.10	1,000	32,775,600
VIX Futures (CBOE)	Long	April 2014	772	19.40	1,000	14,976,800

The September 30, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra VIX Short-Term Futures ETF

As of September 30, 2014 and 2013, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these VIX futures contracts as of September 30, 2014 and 2013, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2014	18,828	$16.30	1,000	$306,896,400
VIX Futures (CBOE)	Long	November 2014	12,550	16.65	1,000	208,957,500

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	October 2013	19,039	$16.20	1,000	$308,431,800
VIX Futures (CBOE)	Long	November 2013	15,586	16.90	1,000	263,403,400

The September 30, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF

As of September 30, 2014 and 2013, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of September 30, 2014 and 2013, which were sensitive to equity market volatility risk.

Futures Positions as of September 30, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	October 2014	11,352	$16.30	1,000	$(185,037,600)
VIX Futures (CBOE)	Short	November 2014	7,575	16.65	1,000	(126,123,750)

Futures Positions as of September 30, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	October 2013	3,153	$16.20	1,000	$(51,078,600)
VIX Futures (CBOE)	Short	November 2013	2,585	16.90	1,000	(43,686,500)

The September 30, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of September 30, 2014, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as noted below, there has not been a material change to the Risk Factors previously disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 3, 2014, as amended.

The following risk factors either: 1) apply specifically to the Managed Futures Fund, a new series of the Trust that launched on October 2, 2014; or 2) describe a potential delisting notice received by ProShares Ultra Australian Dollar.

Risks Specific to the Managed Futures Fund

The level of the S&P Strategic Futures Index (the “SFI”) and the returns attributable to the underlying SFI index components (the “SFI Futures Contracts”) depend on whether a particular SFI Futures Contract is positioned long or short.

The impact of changes in the prices of the SFI Futures Contracts will affect the Managed Futures Fund differently depending upon whether such SFI Futures Contract is positioned long or short. Increases in the price of an underlying SFI Futures Contract will negatively impact the Managed Futures Fund’s performance when the SFI Futures Contract is positioned short and decreases in the price of an underlying SFI Futures Contract will negatively impact the Managed Futures Fund’s performance when the SFI Futures Contract is positioned long.

Short positions should be considered to be speculative and could result in the total loss of an investor’s investment.

The Managed Futures Fund may take short positions in the SFI Futures Contracts. Because the holder of a short position is exposed to losses upon any increase in price, and a price increase is potentially unlimited, short positions will expose the Managed Futures Fund to potentially unlimited losses, which could result in a total loss of investment.

Monthly repositioning may expose the Managed Futures Fund to increased losses in volatile markets.

The SFI is designed to potentially capture the economic benefit derived from both rising and declining trends in futures prices. In order to accomplish this, the SFI positions are rebalanced and repositioned, either long or short, on a monthly basis. Long positions or short positions in each SFI Futures Contract are determined based on price movements over the past seven months. In volatile markets, this may result in the SFI Futures Contracts frequently being repositioned from long to short and vice versa. If the price movements that caused a particular SFI Futures Contract to be repositioned subsequently reverse themselves, the Managed Futures Fund’s index will be negatively impacted. For example, if Gold is positioned long for the month of March, and the underlying SFI Futures Contracts decline in price, the SFI will experience losses. Depending on the magnitude of the price decline, Gold may reposition itself to short at month end. If, in April, the market reverses and appreciates in price, Gold will again experience losses, even if the price of Gold futures contracts measured across both months is flat from a performance perspective. Such activity can cause the Managed Futures Fund to lose more, and possibly significantly more, than an investment focused only on long or short positions in the same futures contracts.

The Managed Futures Fund has a limited operating history, and, as a result, investors have a limited performance history to serve as a factor for evaluating an investment in the Managed Futures Fund.

The Managed Futures Fund has a limited performance history upon which to evaluate an investor’s investment in the Managed Futures Fund. Although past performance is not necessarily indicative of future results, if the Managed Futures Fund had a longer performance history, such performance history might (or might not) provide investors with more information on which to evaluate an investment in the Managed Futures Fund. Likewise, the SFI has a limited history which might (or might not) provide investors with more information on which to evaluate an investment in the Managed Futures Fund.

Risks Specific to the Managed Futures Fund, the Commodity Index Funds, the Commodity Funds, the Currency Funds and the VIX Funds.

With regard to the Managed Futures Fund, the Commodity Index Funds and the Commodity Fund, several factors may affect the price of commodities and, in turn, the Financial Instruments and other assets, if any, owned by such a Fund, including, but not limited to:

•	Significant increases or decreases in the available supply of a physical commodity due to natural or technological factors. Natural factors would include depletion of known cost-effective sources for a commodity or the impact of severe weather on the ability to produce or distribute the commodity. Technological factors, such as increases in availability created by new or improved extraction, refining and processing equipment and methods or decreases caused by failure or unavailability of major refining and processing equipment (for example, shutting down or constructing oil refineries), also materially influence the supply of commodities.

•	Significant increases or decreases in the demand for a physical commodity due to natural or technological factors. Natural factors would include such events as unusual climatological conditions impacting the demand for commodities. Technological factors may include such developments as substitutes for particular commodities.

•	A significant change in the attitude of speculators and investors towards a commodity. Should the speculative community take a negative or positive view towards any given commodity, it could cause a change in world prices of any given commodity and the price of Shares based upon a benchmark related to that commodity will be affected.

•	Large purchases or sales of physical commodities by the official sector. Governments and large institutions have large commodities holdings or may establish major commodities positions. For example, a significant portion of the aggregate world gold holdings is owned by governments, central banks and related institutions. Similarly, nations with centralized or nationalized oil production and organizations such as the Organization of Petroleum Exporting Countries control large physical quantities of crude oil. If one or more of these institutions decides to buy or sell any commodity in amounts large enough to cause a change in world prices, the price of Shares based upon a benchmark related to that commodity will be affected.

•	Other political factors. In addition to the organized political and institutional trading-related activities described above, peaceful political activity such as imposition of regulations or entry into trade treaties, as well as political disruptions caused by societal breakdown, insurrection and/or war may greatly influence commodities prices.

•	A significant increase or decrease in commodity hedging activity by commodity producers. Should there be an increase or decrease in the level of hedge activity of commodity producing companies, countries and/or organizations, it could cause a change in world prices of any given commodity, causing the price of Shares based upon a benchmark related to that commodity to be affected.

•	The recent proliferation of commodity-linked products and their unknown effect on the commodity markets.

With regard to the Managed Futures Fund and the Currency Funds, several factors may affect the value of foreign currencies or the U.S. dollar and, in turn, Financial Instruments and other assets, if any, owned by a Fund, including, but not limited to:

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

With regard to the Managed Futures Fund, several factors may affect the value of U.S. Treasury securities and, in turn, certain Financial Instruments and related assets, if any, owned by the Managed Futures Fund, including, but not limited to:

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

With regard to the VIX Funds, several factors may affect the price and/or liquidity of VIX futures contracts and other assets, if any, owned by a VIX Fund, including, but not limited to:

•	Prevailing market prices and forward volatility levels of the U.S. stock markets, the S&P 500, the equity securities included in the S&P 500 and prevailing market prices of options on the S&P 500, the VIX, options on the VIX, the relevant VIX futures contracts, or any other financial instruments related to the S&P 500 and the VIX or VIX futures contracts;

•	Interest rates;

•	Economic, financial, political, regulatory, geographical, biological or judicial events that affect the level of the Index or the market price or forward volatility of the U.S. stock markets, the equity securities included in the S&P 500, the S&P 500, the VIX or the relevant futures or option contracts on the VIX;

•	Supply and demand as well as hedging activities in the listed and over-the-counter (“OTC”) equity derivatives markets;

•	Disruptions in trading of the S&P 500, futures contracts on the S&P 500 or options on the S&P 500; and

•	The level of contango or backwardation in the VIX futures contracts market.

These factors interrelate in complex ways, and the effect of one factor on the market value of a Fund may offset or enhance the effect of another factor. In addition, the impact of changes in the level of a commodity index or the value of a commodity or currency will affect investors differently depending upon the Managed Futures Fund, the Commodity Index Fund, the Commodity Fund, Currency Fund or VIX Fund in which an investor invests. Daily increases in the level of a commodity index or a VIX futures index or the value of a commodity or currency will negatively impact the daily performance of Shares of the Short and UltraShort Commodity Index, Commodity, Currency or VIX Funds.

The Managed Futures Fund and the Commodity Index Funds are linked to indexes comprised of commodity futures contracts and/or financial futures contracts, and are not directly linked to the “spot” prices of the underlying physical commodities or financial assets. Futures contracts may perform very differently from the spot price of the underlying physical commodities or financial assets.

The Managed Futures Fund and each Commodity Index Fund are designed to correspond (before fees and expenses) to the performance of, or a multiple or an inverse multiple of, the daily performance of its applicable benchmark, which is intended to reflect the performance of the prices of futures contracts on certain physical commodities and/or financial assets. The Managed Futures Fund and the Commodity Index Funds are not directly linked to the “spot” price of the physical commodities. While prices of swaps, futures contracts and other derivatives contracts are, as a rule, related to the prices of an underlying cash market, they are not perfectly correlated and often can perform very differently. It is possible that during certain time periods, the performance of different derivatives contracts may be substantially lower or higher than cash market prices for the underlying commodity or financial asset due to differences in derivatives contract terms or as supply, demand or other economic or regulatory factors become more pronounced in either the cash or derivatives markets. Depending upon the direction and level of the benchmark changes, the Funds may underperform or outperform a portfolio of cash market commodities or financial assets.

ProShares Ultra Australian Dollar has received a potential delisting letter from NYSE Regulation, Inc. If the Fund is delisted, investors may not have an active trading market for the Fund’s Shares, and the Fund would likely be forced to liquidate.

On September 9, 2014, NYSE Regulation, Inc. (“NYSE Regulation”) sent a letter informing the Sponsor that ProShares Ultra Australian Dollar failed to comply with continued NYSE Arca Equities, Inc. listing standards regarding its number of record or beneficial holders. The Sponsor sent a written plan (“Plan”) to the NYSE Regulation designed to increase and sustain a higher number of record or beneficial holders. Upon review and consideration of the Plan, the NYSE Regulation Staff has granted an extension allowing the continued listing of ProShares Ultra Australian Dollar through at least December 23, 2014. There is no guarantee that the Fund will be able to meet the continued listing standards and avoid a delisting action after that date. If the Fund is delisted, there will not be an active trading market for the Fund’s Shares. If investors need to sell their Fund Shares at a time when no active market for them exists, the price investors receive for the Fund’s Shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist. In addition, if the Fund is delisted, the Fund would likely be forced to liquidate.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	The Trust initially registered Shares on its Registration Statement on Form S-1 (File No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (File No. 333- 156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all registered Shares and re-allocated the remaining amount of the registered Shares among the Funds listed on its Registration Statement on Form S-3 (File No. 333-163511), which became effective on December 4, 2009. It then registered additional Shares and/or added Funds pursuant to post-effective amendments to that Registration Statement on Form S-3, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a Registration Statement on Form S-1 (File No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a post-effective amendment to the Registration Statement on Form S-3 (File No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil and terminated the offerings for certain publicly offered Funds and certain Funds that had never been publicly offered. New offerings for those Funds that had been publicly offered were registered on an accompanying Registration Statement on Form S-1 (File No. 333-176878), which was also declared effective on June 26, 2012. On September 24, 2012, a Registration Statement on Form S-1 (File No. 333-183672) was declared effective, which registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF. This registration statement (File No. 333-183672) was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-176878). On September 27, 2012, a Registration Statement on Form S-3 (File No. 333-183674) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro. This registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-163511). On September 28, 2012, a post-effective amendment to a Registration Statement on Form S-1 (File No. 333-178707) was declared effective, terminating the proposed offerings of several unlaunched currency funds. On January 30, 2013, a Registration Statement on Form S-1 (File No. 333-185288) was declared effective. That registration statement, which registered additional Shares to ProShares Short VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statements (File Nos. 333-183672 and 333-178707). Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (File No. 333-193672) and Form S-3 Registration Statement (File No. 333-183674). On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy. On April 29, 2013, a Registration Statement on Form S-3 (File No. 333-187820) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (File 333-188215) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (File No. 333-189967) was declared effective, which registered additional Shares for ProShares Bloomberg Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-187820). On May 6, 2014, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-188215) was declared effective, updating the Form S-1 Registration Statement by, among other things, incorporating by reference the audited financial statements for the fiscal year ended December 31, 2013. The post-effective amendment did not register any additional shares. On July 30, 2014, a Registration Statement on Form S-1 (File No. 333-196884) was declared effective, which partially terminated registered and unissued Shares of ProShares VIX Mid-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Euro, ProShares Ultra Yen and ProShares UltraShort Bloomberg Commodity. That registration statement was a combined prospectus and acted as a post-effective amendment to two Form S-1 registration statements (File Nos. 333-188215 and 333-185288). On July 30, 2014, a Registration Statement on Form S-3 (File No. 333-196885) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro and partially terminated registered and unissued Shares of ProShares Ultra Gold, ProShares Ultra Silver and ProShares UltraShort Silver. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-189967). Through the July 30, 2014 filings, ProShares Short VIX Short-Term Futures ETF was transferred from the Form S-1 to the Form S-3. On September 29, 2014, a Registration Statement on Form S-1 (File No. 333-198189) was declared effective, which registered a new offering of the Managed Futures Fund and acted as a post-effective amendment to the Form S-1 Registration Statement (File No. 333-196884). Thus, as of September 30, 2014, the Trust continued to have two effective registration statements outstanding: 1) a Form S-1 Registration Statement (No. 333-198189); and 2) a Form S-3 Registration Statement (No. 333-196885).

Substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds and collateralized repurchase agreements) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions. Each Geared Fund and the Managed Futures Fund continuously offers and redeems its Shares in blocks of 50,000 Shares, and each Matching VIX Fund continuously offers and redeems Shares in blocks of 25,000 Shares.

Title of Securities Registered	Amount Registered As of September 30, 2014	Shares Sold For the Three Months Ended September 30, 2014	Sale Price of Shares Sold For the Three Months Ended September 30, 2014
ProShares UltraShort Bloomberg Commodity Common Units of Beneficial Interest	$300,000,000	—	$—
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest	$4,275,000,000	250,000	$6,324,297
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest*	$570,000,000	—	$—
ProShares UltraShort Gold Common Units of Beneficial Interest*	$1,000,000,000	50,000	$4,823,848
ProShares UltraShort Silver Common Units of Beneficial Interest*	$2,600,000,000	100,000	$7,242,734
ProShares Short Euro Common Units of Beneficial Interest	$200,000,000	50,000	$1,819,803
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$200,000,000	—	$—
ProShares UltraShort Euro Common Units of Beneficial Interest*	$2,953,506,872	300,000	$5,399,540
ProShares UltraShort Yen Common Units of Beneficial Interest*	$1,800,000,000	900,000	$63,621,323
ProShares Ultra Bloomberg Commodity Common Units of Beneficial Interest	$200,000,000	—	$—
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest*	$4,608,246,073	5,200,000	$167,655,013

ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest*	$680,000,000	1,650,000	$57,076,442
ProShares Ultra Gold Common Units of Beneficial Interest*	$700,000,000	100,000	$4,534,428
ProShares Ultra Silver Common Units of Beneficial Interest*	$3,100,000,000	900,000	$50,808,318
ProShares Ultra Australian Dollar Common Units of Beneficial Interest	$200,000,000	—	$—
ProShares Ultra Euro Common Units of Beneficial Interest	$300,000,000	—	$—
ProShares Ultra Yen Common Units of Beneficial Interest	$300,000,000	—	$—
ProShares Managed Futures Strategy Common Units of Beneficial Interest	$200,000,000	10	$200
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest*	$3,250,000,000	3,475,000	$66,062,556
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$1,100,000,000	118,750	$7,132,205
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest*	$8,000,000,000	11,700,000	$288,044,131
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest*	$2,750,000,000	4,450,000	$348,502,796
Total:	$39,286,752,945	29,243,760	$1,079,047,634

*	On October 28, 2014, a Registration Statement on Form S-1 (File No. 333-199642) and a Registration Statement on Form S-3 (File No. 333-199641) were filed, which (when declared effective) will register additional Shares for: ProShares UltraShort Bloomberg Natural Gas (increasing its total amount registered to $670,000,000); ProShares UltraShort Gold (increasing its total amount registered to $1,100,000,000); ProShares UltraShort Silver (increasing its total amount registered to $3,300,000,000); ProShares UltraShort Euro (increasing its total amount registered to $3,053,506,872); ProShares UltraShort Yen (increasing its total amount registered to $1,900,000,000); ProShares Ultra Bloomberg Crude Oil (increasing its total amount registered to $6,008,246,073); ProShares Ultra Bloomberg Natural Gas (increasing its total amount registered to $880,000,000); ProShares Ultra Gold (increasing its total amount registered to $850,000,000); ProShares Ultra Silver (increasing its total amount registered to $3,800,000,000); ProShares VIX Short-Term Futures ETF (increasing its total amount registered to $3,950,000,000); ProShares Ultra VIX Short-Term Futures ETF (increasing its total amount registered to $9,000,000,000); and ProShares Short VIX Short-Term Futures ETF (increasing its total amount registered to $5,750,000,000).

(c)	From July 1, 2014 to September 30, 2014, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares UltraShort Bloomberg Commodity
07/01/14 to 07/31/14	—	$—
08/01/14 to 08/31/14	—	$—
09/01/14 to 09/30/14	—	$—
ProShares UltraShort Bloomberg Crude Oil
07/01/14 to 07/31/14	3,250,000	$26.74
08/01/14 to 08/31/14	4,050,000	$28.86
09/01/14 to 09/30/14	1,300,000	$30.76
ProShares UltraShort Bloomberg Natural Gas
07/01/14 to 07/31/14	550,000	$47.97
08/01/14 to 08/31/14	200,000	$52.17
09/01/14 to 09/30/14	50,000	$53.56
ProShares UltraShort Gold
07/01/14 to 07/31/14	50,000	$82.38
08/01/14 to 08/31/14	50,000	$87.05
09/01/14 to 09/30/14	100,000	$96.47
ProShares UltraShort Silver

07/01/14 to 07/31/14	50,000	$75.68
08/01/14 to 08/31/14	100,000	$84.19
09/01/14 to 09/30/14	100,000	$91.04
ProShares Short Euro
07/01/14 to 07/31/14	—	$—
08/01/14 to 08/31/14	—	$—
09/01/14 to 09/30/14	—	$—
ProShares UltraShort Australian Dollar
07/01/14 to 07/31/14	—	$—
08/01/14 to 08/31/14	—	$—
09/01/14 to 09/30/14	50,000	$44.60
ProShares UltraShort Euro
07/01/14 to 07/31/14	—	$—
08/01/14 to 08/31/14	350,000	$18.49
09/01/14 to 09/30/14	2,100,000	$19.31
ProShares UltraShort Yen
07/01/14 to 07/31/14	150,000	$65.11
08/01/14 to 08/31/14	250,000	$66.93
09/01/14 to 09/30/14	200,000	$74.74
ProShares Ultra Bloomberg Commodity
07/01/14 to 07/31/14	—	$—
08/01/14 to 08/31/14	—	$—
09/01/14 to 09/30/14	—	$—
ProShares Ultra Bloomberg Crude Oil
07/01/14 to 07/31/14	350,000	$37.42
08/01/14 to 08/31/14	200,000	$31.63
09/01/14 to 09/30/14	1,200,000	$31.49
ProShares Ultra Bloomberg Natural Gas
07/01/14 to 07/31/14	—	$—
08/01/14 to 08/31/14	—	$—
09/01/14 to 09/30/14	200,000	$36.34
ProShares Ultra Gold
07/01/14 to 07/31/14	50,000	$46.78
08/01/14 to 08/31/14	—	$—
09/01/14 to 09/30/14	100,000	$43.51
ProShares Ultra Silver
07/01/14 to 07/31/14	350,000	$70.21
08/01/14 to 08/31/14	—	$—
09/01/14 to 09/30/14	—	$—
ProShares Ultra Australian Dollar
07/01/14 to 07/31/14	—	$—
08/01/14 to 08/31/14	—	$—
09/01/14 to 09/30/14	—	$—
ProShares Ultra Euro
07/01/14 to 07/31/14	—	$—
08/01/14 to 08/31/14	—	$—
09/01/14 to 09/30/14	—	$—
ProShares Ultra Yen
07/01/14 to 07/31/14	—	$—
08/01/14 to 08/31/14	—	$—
09/01/14 to 09/30/14	—	$—
ProShares VIX Short-Term Futures ETF
07/01/14 to 07/31/14	750,000	$19.25
08/01/14 to 08/31/14	1,175,000	$21.94
09/01/14 to 09/30/14	—	$—
ProShares VIX Mid-Term Futures ETF
07/01/14 to 07/31/14	—	$—
08/01/14 to 08/31/14	62,500	$62.78
09/01/14 to 09/30/14	—	$—

ProShares Ultra VIX Short-Term Futures ETF
07/01/14 to 07/31/14	3,850,000	$28.83
08/01/14 to 08/31/14	2,600,000	$34.72
09/01/14 to 09/30/14	7,700,000	$26.90
ProShares Short VIX Short-Term Futures ETF
07/01/14 to 07/31/14	100,000	$91.70
08/01/14 to 08/31/14	1,350,000	$85.50
09/01/14 to 09/30/14	900,000	$86.51
Total:	33,887,500	$34.35

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By:	Todd Johnson

Principal Executive Officer

Date:	November 7, 2014

/s/ Edward Karpowicz
By:	Edward Karpowicz

Principal Financial Officer

Date:	November 7, 2014