Form 10-K
period 2014-12-31
ProShares Trust II
filed 2015-03-02
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

The aggregate market value of each Fund’s units held by non-affiliates as of June 30, 2014 and the number of outstanding units for each Fund as of February 20, 2015 are included in the table below.

	Aggregate Market Value of the Fund’s Units Held by Non-Affiliates as of June 30, 2014	Number of Outstanding Units as of February 20, 2015
ProShares Managed Futures Strategy*	$0	450,010
ProShares VIX Short-Term Futures ETF	98,476,672	4,949,812
ProShares VIX Mid-Term Futures ETF	40,608,827	412,404
ProShares Short VIX Short-Term Futures ETF	180,957,031	8,200,040
ProShares Ultra VIX Short-Term Futures ETF	296,017,035	23,920,099
ProShares UltraShort Bloomberg Commodity	3,119,844	59,997
ProShares UltraShort Bloomberg Crude Oil	362,257,822	4,119,944
ProShares UltraShort Bloomberg Natural Gas	49,524,809	124,951
ProShares UltraShort Gold	81,861,864	946,977
ProShares UltraShort Silver	51,046,632	558,488
ProShares Short Euro	14,264,178	400,005
ProShares UltraShort Australian Dollar	20,145,201	450,005
ProShares UltraShort Euro	439,890,239	20,400,014
ProShares UltraShort Yen	353,604,688	5,549,294
ProShares Ultra Bloomberg Commodity	4,404,308	200,014
ProShares Ultra Bloomberg Crude Oil	97,942,472	93,249,170
ProShares Ultra Bloomberg Natural Gas	21,156,744	5,969,941
ProShares Ultra Gold	138,348,692	2,500,014
ProShares Ultra Silver	512,835,208	7,596,533
ProShares Ultra Australian Dollar	3,565,178	100,005
ProShares Ultra Euro	2,580,361	300,014
ProShares Ultra Yen	2,007,281	400,014

*	Fund commenced investment operations on October 1, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE COMMODITY POOLS FOR PURPOSES OF COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C)

PROSHARES TRUST II

Part I

Item 1.	Business.

Summary

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2014, the following twenty-two series of the Trust have commenced investment operations: (i) ProShares Managed Futures Strategy (the “Managed Futures Fund”); (ii) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (iii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (v) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”), as further described below. The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Annual Report on Form 10-K. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Annual Report on Form 10-K.

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

Groups of Funds are collectively referred to in this Annual Report on Form 10-K in several different ways. References to “Short Funds,” “UltraShort Funds,” or “Ultra Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds,” “Commodity Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “VIX Funds” and “Managed Futures Fund” refer to the different Funds based upon their investment objective and their general benchmark categories.

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

As further described below, each “Short” Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each “UltraShort” Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each “Ultra” Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Each Matching VIX Fund and the Managed Futures Fund seek investment results (before fees and expenses), both over a single day and over time, that match the performance of its corresponding benchmark. Daily performance is measured from the calculation of one net asset value per Share (“NAV”) to the next.

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

Effective as of July 1, 2014, the official name for the Dow Jones-UBS Commodity Index and its sub-indexes (Dow Jones-UBS WTI Crude Oil SubindexSM and Dow Jones-UBS Natural Gas SubindexSM) changed to the Bloomberg Commodity Index, Bloomberg WTI Crude Oil SubindexSM, and Bloomberg Natural Gas SubindexSM, respectively. The changes were made to reflect the transfer of several Dow Jones-UBS indexes to Bloomberg L.P. The methodology for the underlying index of each Commodity Index Fund remained the same in all material respects. As a result, the fund name, underlying index name and ticker symbol changed for each of the Commodity Index Funds and are reflected in this Annual Report on Form 10-K. The new name, underlying index name and ticker symbol for each of the Commodity Index Funds are as follows:

Prior Fund Name	New Fund Name	Prior Underlying Index Name and Ticker Symbol	New Underlying Index Name and Ticker Symbol
ProShares UltraShort DJ-UBS Commodity	ProShares UltraShort Bloomberg Commodity	Dow Jones – UBS Commodity IndexSM – DJUBS	Bloomberg Commodity IndexSM – BCOM
ProShares Ultra DJ-UBS Commodity	ProShares Ultra Bloomberg Commodity	Dow Jones – UBS Commodity IndexSM – DJUBS	Bloomberg Commodity IndexSM – BCOM
ProShares UltraShort DJ-UBS Crude Oil	ProShares UltraShort Bloomberg Crude Oil	Dow Jones – UBS WTI Crude Oil SubindexSM – DJUBCL	Bloomberg WTI Crude Oil SubindexSM – BCOMCL
ProShares Ultra DJ-UBS Crude Oil	ProShares Ultra Bloomberg Crude Oil	Dow Jones – UBS WTI Crude Oil SubindexSM – DJUBCL	Bloomberg WTI Crude Oil SubindexSM – BCOMCL
ProShares UltraShort DJ-UBS Natural Gas	ProShares UltraShort Bloomberg Natural Gas	Dow Jones – UBS Natural Gas SubindexSM – DJUBNG	Bloomberg Natural Gas SubindexSM – BCOMNG
ProShares Ultra DJ-UBS Natural Gas	ProShares Ultra Bloomberg Natural Gas	Dow Jones – UBS Natural Gas SubindexSM – DJUBNG	Bloomberg Natural Gas SubindexSM – BCOMNG

On August 14, 2014, the company that ran the London U.S. dollar silver fixing ceased calculating the price of silver for the London Bullion Market Association (the “LBMA”). The LBMA selected the CME Group and Thomson Reuters to calculate the price, which was renamed the London Silver Price, beginning August 15, 2014.

As of December 31, 2014, ProShare Capital Management LLC, a Maryland limited liability company, served as the Trust’s Sponsor (the “Sponsor”) and commodity pool operator. On February 17, 2013, the Sponsor’s commodity trading advisor registration was withdrawn. Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Funds are commodity pools, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by the Sponsor, a commodity pool operator registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

Investment Objectives and Principal Investment Strategies

Investment Objectives

The Managed Futures Fund

Investment Objective of the Managed Futures Fund

The Managed Futures Fund seeks results that, both over a single day and over time, match (before fees and expenses) the performance of its index. If the Managed Futures Fund is successful in meeting its objective, its value (before fees and expenses) should gain approximately as much on a percentage basis as the level of the S&P Strategic Futures Index (the “SFI”) when the index rises. Conversely, its value (before fees and expenses) should lose approximately as much on a percentage basis as the level of the SFI when the index declines. The Managed Futures Fund attempts to profit in both rising and falling markets by obtaining investment exposure to its benchmark through the relevant futures contracts.

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

The corresponding benchmark for each Fund is listed below:

ProShares Managed Futures Strategy: The S&P Strategic Futures Index (the “SFI”). The SFI is a long/short rules-based investable index that seeks to potentially capture the economic benefit derived from both rising and declining trends in futures prices.

ProShares VIX Short-Term Futures, ProShares Short VIX Short-Term Futures and ProShares Ultra VIX Short-Term Futures: The S&P 500 VIX Short-Term Futures Index. The S&P 500 VIX Short-Term Futures Index seeks to offer exposure to market volatility through publicly traded futures markets and is designed to measure the return from a rolling long position in the first and second month VIX futures contracts.

ProShares VIX Mid-Term Futures: The S&P 500 VIX Mid-Term Futures Index. The S&P 500 VIX Mid-Term Futures Index seeks to offer exposure to market volatility through publicly traded futures markets and is designed to measure the return from a rolling long position in the fourth, fifth, sixth and seventh month VIX futures contracts.

ProShares UltraShort Bloomberg Commodity and ProShares Ultra Bloomberg Commodity: The Bloomberg Commodity IndexSM. The Bloomberg Commodity Index is designed to track commodity futures prices.

ProShares UltraShort Bloomberg Crude Oil and ProShares Ultra Bloomberg Crude Oil: The Bloomberg WTI Crude Oil SubindexSM. The Bloomberg WTI Crude Oil Subindex is designed to track crude oil futures prices.

ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas: The Bloomberg Natural Gas SubindexSM. The Bloomberg Natural Gas Subindex is designed to track natural gas futures prices traded on the NYMEX.

ProShares UltraShort Gold and ProShares Ultra Gold: The daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London.

ProShares UltraShort Silver and ProShares Ultra Silver: The daily performance of silver bullion as measured by the London Silver Price.

ProShares UltraShort Australian Dollar and ProShares Ultra Australian Dollar: The 4:00 p.m. (Eastern Time) spot price of the Australian dollar versus the U.S. dollar using Australian dollar/U.S. dollar exchange rate, expressed in terms of U.S. dollars per unit of foreign currency.

ProShares Short Euro, ProShares UltraShort Euro and ProShares Ultra Euro: The 4:00 p.m. (Eastern Time) spot price of the euro versus the U.S. dollar using euro exchange rate, expressed in terms of U.S. dollars per unit of foreign currency.

ProShares UltraShort Yen and ProShares Ultra Yen: The 4:00 p.m. (Eastern Time) spot price of the Japanese yen versus the U.S. dollar using the Japanese yen exchange rate, expressed in terms of U.S. dollars per unit of foreign currency.

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

Certain of the Funds may obtain exposure through Financial Instruments to a representative sample of the components in its underlying index, which have aggregate characteristics similar to those of the underlying index. This “sampling” process typically involves selecting a representative sample of components in an index principally to enhance liquidity and reduce transaction costs while seeking to maintain high correlation with, and similar aggregate characteristics (e.g., underlying commodities and valuations) to, the underlying index. In addition, the Funds may obtain exposure to components not included in the underlying index, invest in assets that are not included in the underlying index or may overweight or underweight certain components contained in the underlying index. For further discussion of the Financial Instruments, see “Information About Financial Instruments and Commodities Markets” below.

Information About Financial Instruments and Commodities Markets

Swap Agreements

Swap agreements are two-party contracts that have traditionally been entered into primarily by institutional investors in over the counter (“OTC”) markets for a specified period ranging from a day to more than a year. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides for significant reforms of the OTC derivatives markets, including a requirement to execute certain swap and forward transactions on a CFTC-regulated market and/or to clear such transactions through a CFTC-regulated central clearing organization. In a standard swap transaction, the parties agree to exchange the returns on a particular predetermined investment, instrument or index for a fixed or floating rate of return (the “interest rate leg,” which will also include the cost of borrowing for short swaps) in respect of a predetermined notional amount. The notional amount of the agreement reflects the extent of a Fund’s total investment exposure under the swap agreement. Transaction or commission costs are reflected in the benchmark level at which the transaction is entered into. The gross returns to be exchanged are calculated with respect to the notional amount and the benchmark returns to which the swap is linked. Swaps are usually closed out on a net basis, i.e., the two payment streams are netted out in a cash settlement on the payment date specified in the agreement, with the parties receiving or paying, as the case may be, only the net amount of the two payments. Thus, while the notional amount reflects a Fund’s total investment exposure under the swap agreement (i.e., the entire face amount or principal of a swap agreement), the net amount is a Fund’s current obligations (or rights) under the swap agreement, which is the net amount to be paid or received under the agreement based on the relative values of the positions held by each party to the agreement on any given termination date. In a typical swap agreement entered into by an UltraShort Fund or a Short Fund, absent fees, transaction costs and interest, such Fund would be required to make payments to the swap counterparty in the event the benchmark increases and would be entitled to settlement payments in the event the benchmark decreases. In a typical swap agreement entered into by an Ultra Fund, absent fees, transaction costs and interest, the Ultra Fund would be entitled to settlement payments in the event the benchmark increases and would be required to make payments to the swap counterparty in the event the benchmark decreases. In the case of futures contracts-based indexes, such as those used by the VIX Fund, the Managed Futures Fund and the Commodity Index Funds, the reference interest rate is zero, although a financing spread or fee is normally still applied.

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the amount which would be reflected on the Statement of Financial Condition. The notional amounts of the agreement reflect the extent of each Ultra Fund’s total investment exposure under the swap agreement. An UltraShort Fund’s or a Short Fund’s exposure is not limited by the notional amount and its exposure is in theory potentially infinite as there is no fixed limit on the increase in any index value. The primary risks associated with the use of swap agreements arise from the imperfect correlations between movements in the notional amount and the price of the underlying investments and the inability of counterparties to perform. Each Fund that invests in swaps bears the risk of loss of the net amount, if any, expected to be received under a swap agreement in the event of the default or bankruptcy of a swap counterparty. Each such Fund enters or intends to enter into swap agreements only with major, global financial institutions; however, there are no limitations on the percentage of its assets each Fund may invest in swap agreements with a particular counterparty. Each Fund that invests in swaps may use various techniques to minimize credit risk, including early termination or reset and payment, using different counterparties and limiting the net amount due from any individual counterparty.

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

The Funds have sought to mitigate these risks in connection with the uncleared OTC swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, subject to certain minimum thresholds; however there are no limitations on the percentage of its assets each Fund may invest in swap agreements with a particular counterparty. To the extent any such collateral is insufficient or there are delays in accessing the collateral, the Funds will be exposed to counterparty risk as described above, including possible delays in recovering amounts as a result of bankruptcy proceedings.

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

Regulations

Derivatives exchanges in the United States are subject to regulation under the CEA, by the CFTC, the governmental agency having responsibility for regulation of derivatives exchanges and trading on those exchanges. Following the adoption of the Dodd-Frank Act, the CFTC also has authority to regulate OTC derivative markets, including certain OTC foreign exchange markets. The CFTC has exclusive authority to designate exchanges for the trading of specific futures contracts and options on futures contracts and to prescribe rules and regulations of the marketing of each. The CFTC also regulates the activities of “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator, such as the Sponsor, to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of the Funds. If the Sponsor were unable to provide services and/or advice to the Funds, the Funds would be unable to pursue their investment objectives unless and until the Sponsor’s ability to provide services and advice to the Funds was reinstated or a replacement for the Sponsor as commodity pool operator could be found. Such an event could result in termination of the Funds. The CEA requires all FCMs to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. See “Item 1A. Risk Factors. Risks Related to Regulatory Requirements and Potential Legislative Changes-Failure of the FCMs to segregate assets may increase losses in the Funds” in this Annual Report on Form 10-K.

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

Description of the S&P Strategic Futures Index (“SFI”)

Developed by S&P and launched on August 14, 2014, the SFI is a long/short rules-based investable index that seeks to capture the economic benefit derived from both rising and declining trends in futures prices. The SFI is currently composed of 24 underlying futures contracts (each, a “SFI Futures Contract,” collectively, the “SFI Futures Contracts”), representing unleveraged long or short positions in futures contracts in the commodity and financial markets. The SFI includes both commodity futures contracts (the “Commodity Futures Contracts”) as well as currency and U.S. Treasury futures contracts (the “Financial Futures Contracts”) that were deemed to have sufficient liquidity.

The weight assigned to each SFI Futures Contract is determined on a monthly basis, and implemented as of each monthly repositioning. Weights are determined using a proprietary risk-weighting methodology that measures the risk exposure of the SFI Futures Contracts and then weights each SFI Futures Contract so that it contributes the same level of risk to the SFI.

The SFI’s exposure to the SFI Futures Contracts are not long-only, but will be either long or short based on a comparison of the current price input of each SFI Futures Contract with its own seven-month weighted moving average of its price input.

The following chart reflects the December 31, 2014 weight (rounded to the nearest one-hundredth) for each SFI Futures Contract of the SFI. The weights will be determined each month and implemented as of the next monthly rebalancing.

SFI
SFI Futures Contracts	Base Weight (Rounded to the Nearest 0.01)
Light Crude	1.57%
Heating Oil	2.08%
RBOB Gas	1.72%
Natural Gas	1.75%
Copper	4.19%
Gold	2.41%
Silver	1.44%
Lean Hogs	3.45%
Live Cattle	4.86%
Corn	1.99%
Soybeans	2.69%
Wheat	2.58%
Coffee	1.28%
Cocoa	5.53%
Sugar	2.13%
Cotton	3.28%
Australian dollar	5.26%
British pound	8.50%
Canadian dollar	5.04%
Euro	6.36%
Japanese yen	5.04%
Swiss franc	5.82%
U.S. Treasury Notes	12.13%
U.S. Treasury Bonds	8.90%

100%

Determining the Long/Short Positioning of each SFI Futures Contract

Each month, S&P will determine whether an SFI Futures Contract should be either a long or short position by comparing the price change of the most recent month (the “First Month Price Change”) of the SFI Futures Contract to the seven-month exponential weighted moving average price change (the “Seven Month Price Change”). Long positions are tracked when an SFI Futures Contract’s First Month Price Change is greater than or equal to the Seven Month Price Change. Short positions are tracked when an SFI Futures Contract’s First Month Price Change is less than the Seven Month Price Change. The First Month Price Change of each SFI Futures Contract is calculated by calculating the percentage difference of each SFI Futures Contract’s price on the last PDD (as defined below) relative to the current PDD.

When calculating the Seven Month Price Change, each month’s price input is represented as the monthly percentage change of an SFI Futures Contract’s price which is calculated in the same manner as the First Month Price Change. Monthly positions are determined on the second to last SFI business day of the month (defined as the position determination date, or “PDD”) when the monthly percentage change of an SFI Future Contract’s price is compared to past monthly price changes, exponentially weighted to give greatest weight to the most recent return and least weight to the return seven months prior. The weighted sum of the percentage changes of all SFI Futures Contract prices equals the daily movement of the SFI. To create an exponential average for comparison, price inputs (percentage change from current and previous PDDs) are weighted per the schedule below. Due to this weighting methodology, current price movements are more important than those of the more distant past.

Number of Months	Weight (Rounded to the Nearest 0.01)
7	2.32%
6	3.71%
5	5.94%
4	9.51%
3	15.22%
2	24.34%
1	38.95%

Total	100%

Rolling

During this monthly rebalancing, the SFI will also “roll” certain of its positions from the current contract to a contract further from settlement. In order to maintain consistent exposure to the SFI Futures Contracts that compose the SFI, each SFI Futures Contract must be sold prior to its expiration date and replaced by a contract maturing at a specified date in the future. This process is known as “rolling.” SFI Futures Contracts are rolled periodically. The rolls are implemented pursuant to a roll schedule over a five-day period from the first (1st) through the fifth (5th) index business days of the month. An index business day is any day on which the majority of the SFI Futures Contracts are open for official trading and official settlement prices are provided, excluding holidays and weekends.

In order to mitigate the potential negative impact of contango on long commodity positions, certain Commodity Futures Contracts will be rolled according to an “enhanced” rolling methodology. This methodology seeks to modify the normal roll methodology for futures contracts in the energy sector when such long position would be materially and negatively impacted by contango. In addition, the methodology identifies seasonal factors applicable to both the energy and agricultural futures markets and implements a modified roll to mitigate potential costs of such seasonal impacts.

Information about the Index Licensor

The “S&P Strategic Futures” is a product of S&P Dow Jones Indices LLC or its affiliates (“SPDJI”) and has been licensed for use by ProShares. Standard & Poor’s® and S&P® are registered trademarks of Standard & Poor’s Financial Services LLC (“S&P”) and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC (“Dow Jones”). The trademarks have been licensed to SPDJI and have been sublicensed for use for certain purposes by ProShares. The Managed Futures Fund is not sponsored, endorsed, sold or promoted by SPDJI, Dow Jones, S&P, any of their respective affiliates (collectively, “S&P Dow Jones Indices”). S&P Dow Jones Indices does not make any representation or warranty, express or implied, to the owners of the Managed Futures Fund or any member of the public regarding the advisability of investing in securities generally or in the Managed Futures Fund particularly or the ability of the SFI to track general market performance. S&P Dow Jones Indices’ only relationship to ProShares with respect to the SFI is the licensing of the Index and certain trademarks, service marks and/or trade names of S&P Dow Jones Indices and/or its licensors. The SFI is determined, composed and calculated by S&P Dow Jones Indices without regard to ProShares or the Managed Futures Fund. S&P Dow Jones Indices has no obligation to take the needs of ProShares or the owners of the Managed Futures Fund into consideration in determining, composing or calculating the SFI. S&P Dow Jones Indices is not responsible for and has not participated in the determination of the prices, and amount of the Managed Futures Fund or the timing of the issuance or sale of the Managed Futures Fund or in the determination or calculation of the equation by which the Managed Futures Fund is to be converted into cash, surrendered or redeemed, as the case may be. S&P Dow Jones Indices has no obligation or liability in connection with the administration, marketing or trading of the Managed Futures Fund. There is no assurance that investment products based on the SFI will accurately track index performance or provide positive investment returns. S&P Dow Jones Indices LLC is not an investment advisor. Inclusion of a security within an index is not a recommendation by S&P Dow Jones Indices to buy, sell, or hold such security, nor is it considered to be investment advice.

NEITHER S&P DOW JONES INDICES NOR THIRD PARTY LICENSOR GUARANTEES THE ADEQUACY, ACCURACY, TIMELINESS AND/OR THE COMPLETENESS OF THE SFI OR ANY DATA RELATED THERETO OR ANY COMMUNICATION, INCLUDING BUT NOT LIMITED TO, ORAL OR WRITTEN COMMUNICATION (INCLUDING ELECTRONIC COMMUNICATIONS) WITH RESPECT THERETO. S&P DOW JONES INDICES SHALL NOT BE SUBJECT TO ANY DAMAGES OR LIABILITY FOR ANY ERRORS, OMISSIONS, OR DELAYS THEREIN. S&P DOW JONES INDICES MAKES NO EXPRESS OR IMPLIED WARRANTIES, AND EXPRESSLY DISCLAIMS ALL WARRANTIES, OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE OR AS TO RESULTS TO BE OBTAINED BY PROSHARES, OWNERS OF THE MANAGED FUTURES FUND, OR ANY OTHER PERSON OR ENTITY FROM THE USE OF THE SFI OR WITH RESPECT TO ANY DATA RELATED THERETO. WITHOUT LIMITING ANY OF THE FOREGOING, IN NO EVENT WHATSOEVER SHALL S&P DOW JONES INDICES BE LIABLE FOR ANY INDIRECT, SPECIAL, INCIDENTAL, PUNITIVE, OR CONSEQUENTIAL DAMAGES INCLUDING BUT NOT LIMITED TO, LOSS OF PROFITS, TRADING LOSSES, LOST TIME OR GOODWILL, EVEN IF THEY HAVE BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES, WHETHER IN CONTRACT, TORT, STRICT LIABILITY, OR OTHERWISE. THERE ARE NO THIRD PARTY BENEFICIARIES OF ANY AGREEMENTS OR ARRANGEMENTS BETWEEN S&P DOW JONES INDICES AND PROSHARES, OTHER THAN THE LICENSORS OF S&P DOW JONES INDICES.

Description of the Bloomberg Commodity Index SM and its Sub-Indexes

Overview of the Bloomberg Family of Indices

Bloomberg Commodity IndexSM

The Bloomberg Commodity IndexSM (the “Bloomberg Commodity Index”) is designed to be a highly liquid and diversified benchmark for the commodity futures market. It is intended to reflect the overall commodity sector by measuring the performance of commodity futures contracts. The performance of the commodity futures market is often very different than the performance of the physical, or “spot”, commodities market. See “Item 1A. Risk Factors. The Commodity Index Funds are linked to an index comprised of commodity futures contracts, and are not linked to the spot prices of the underlying physical commodities. Commodity futures contracts may perform very differently from the spot price of the underlying physical commodities” in this Annual Report on Form 10-K. Unlike equities, which entitle the holder to a continuing stake in a corporation, commodity futures contracts specify a delivery date for the underlying physical commodity or its cash equivalent. The Bloomberg Commodity Index is a “rolling index,” which means that the Bloomberg Commodity Index does not take actual physical possession of any commodities; rather, it tracks a rolling futures position. An investor with a rolling futures position is able to avoid delivering (or taking delivery of) underlying physical commodities while maintaining exposure to those commodities. The roll for each index component occurs over a period of five Bloomberg Commodity Index business days in certain months according to a pre-determined schedule, generally beginning on the fifth business day of the month and ending on the ninth business day. Each day, approximately 20% of each rolling futures position that is included in the month’s roll is rolled, increasing from 0% to 20%, 40%, 60%, 80% and finally 100%. The Bloomberg Commodity Index is calculated by applying the weighting adjustments at the close of each day, with the adjusted weights used for the next day’s calculation. Not all contracts are rolled every month; generally the futures that underlie the indexes within the Bloomberg Commodity Index family roll approximately every other month. The exact roll methodology differs between certain commodities. The index will reflect the performance of its underlying commodities, including the impact of rolling, without regard to income earned on cash positions. For more information about the risks associated with rolling futures positions, see “Item 1A. Risk Factors. Potential negative impact from rolling futures positions” in this Annual Report on Form 10-K.

The Bloomberg Commodity Index is comprised of five different commodity sectors: energy, livestock, industrial metals, precious metals and agriculture. These five sectors track futures contracts prices of 22 specific commodities: natural gas, WTI crude oil, brent crude, RBOB gasoline, heating oil, live cattle, lean hogs, Chicago wheat, Kansas City wheat, corn, soybeans, soybean oil, soybean meal, aluminum, COMEX copper, zinc, nickel, gold, silver, sugar, cotton and coffee. The Bloomberg Commodity Index is designed to minimize concentration in any one commodity or sector. No single commodity can constitute more than 15% of the Bloomberg Commodity Index and no related group of commodities (e.g., energy, precious metals, livestock or grains) may constitute more than 33% of the index as of the annual reweighting of the components. The Bloomberg Commodity Index family of indices also includes ten subindexes that group commodities based on type, as well as single commodity subindexes representing each of the commodities that are currently tracked by the Bloomberg Commodity Index. As discussed below, ProShares UltraShort Bloomberg Crude Oil and ProShares Ultra Bloomberg Crude Oil are designed to track one of these subindexes, the Bloomberg WTI Crude Oil SubindexSM and ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas are designed to track another one of these sub-indexes, the Bloomberg Natural Gas Subindex SM.

To determine its component weightings, the Bloomberg Commodity Index relies primarily on liquidity data, or the relative amount of trading activity of a particular commodity. Liquidity is an important indicator of the value placed on a commodity by financial and physical market participants. The index also relies to a lesser extent on dollar-adjusted production data. The index thus relies on data that is endogenous to the futures markets (liquidity) and exogenous to the futures markets (production) in determining relative weightings. All data used in both the liquidity and production calculations is averaged over a five-year period.

In consultation with the Bloomberg Commodity Index Advisory Committee, the Bloomberg Commodity Index Supervisory Committee meets annually to determine the composition of the index in accordance with the rules established in the Bloomberg Handbook. The Supervisory Committee consists of employees of Bloomberg. Bloomberg Commodity Index Advisory Committee members are drawn from the academic, financial and legal communities. The Bloomberg Commodity Index is re-weighted and rebalanced each year in January on a price-percentage basis. The annual weightings for the Index are determined each year in June or July by Bloomberg under the supervision of the Bloomberg Commodity Index Oversight Committee, announced after approval by the Committee and implemented the following January.

The Bloomberg Commodity Index is composed of commodities traded on U.S. exchanges, with the exception of aluminum, nickel and zinc, which trade on the London Metal Exchange. Trading hours for the U.S. commodity exchanges are between 8:00 a.m. and 3:00 p.m. (Eastern Time). The Bloomberg Commodity Index contract trades exclusively on the Chicago Board of Trade’s (“CBOT”) electronic trading platform. A daily settlement price for the Bloomberg Commodity Index is published at approximately 5:00 p.m. (Eastern Time).

The Bloomberg Commodity Index is designed to provide:

•	Weightings that reflect economic significance

•	Diversification

•	Annual reweighting and rebalancing

•	Liquidity

The Bloomberg Commodity Index is a proprietary index that Bloomberg calculates. The methodology for determining the composition and weighting of the Bloomberg Commodity Index and for calculating its level is subject to modification at any time. Bloomberg disseminates the Index level at least every 15 seconds from 8:00 a.m. to 3:00 p.m. (Eastern Time), and publishes a daily Index level at approximately 5:00 p.m. (Eastern Time), each business day.

As of December 31, 2014, the individual commodity weightings for the Bloomberg Commodity Index components were as follows:

Commodity	Target Weights (%)
Gold	12.39%
Corn	8.03%
Natural Gas	7.67%
COMEX Copper	7.56%
Aluminum	5.89%
WTI Crude Oil	5.81%
Soybeans	5.46%
Live Cattle	4.69%
Sugar	4.28%
Brent Crude Oil	6.51%
Coffee	3.95%
Chicago Wheat	3.91%
Silver	3.91%
Zinc	2.95%
Soybean Oil	2.87%
Nickel	2.76%
Heating Oil	2.75%
Soybean Meal	2.68%
RBOB Gasoline	2.42%
Lean Hogs	2.13%
Kansas City Wheat	1.41%
Cotton	1.34%

Bloomberg WTI Crude Oil SubindexSM

ProShares UltraShort Bloomberg Crude Oil and ProShares Ultra Bloomberg Crude Oil are designed to correspond (before fees and expenses) to two times the inverse (-2x) or two times (2x), respectively, of the daily performance of the Bloomberg WTI Crude Oil SubindexSM, a sub-index of the Bloomberg Commodity Index. The Bloomberg WTI Crude Oil SubindexSM is intended to reflect the performance of crude oil as measured by the price of futures contracts of West Texas Intermediate sweet, light crude oil traded on the NYMEX, including the impact of rolling, without regard to income earned on cash positions. The performance of the crude oil futures market is normally very different than the performance of the physical crude oil market (e.g., the price of crude oil at port). See “Item 1A. Risk Factors. The Commodity Index Funds are linked to an index comprised of commodity futures contracts, and are not directly linked to the spot prices of the underlying physical commodities. Commodity futures contracts may perform very differently from the spot price of the underlying physical commodities” in this Annual Report on Form 10-K.

The Bloomberg WTI Crude Oil SubindexSM is based on the Crude Oil component of the Bloomberg Commodity Index, which is described above under “Bloomberg Commodity IndexSM,” and tracks what is known as a rolling futures position. The roll occurs over a period of five Bloomberg business days in certain months according to a pre-determined schedule, generally beginning on the fifth business day of the month and ending on the ninth business day. Each day, approximately 20% of each rolling futures position that is included in the month’s roll is rolled, increasing from 0% to 20%, 40%, 60%, 80% and finally 100%. The exact roll methodology differs between certain commodities. The Bloomberg WTI Crude Oil SubindexSM will reflect the performance of its underlying crude oil futures contracts, including the impact of rolling, without regard to income earned on cash positions. For more information about the risks associated with rolling futures positions, see “Item 1A. Risk Factors. Potential negative impact from rolling futures positions” in this Annual Report on Form 10-K.

Bloomberg Natural Gas SubindexSM

ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas are designed to correspond (before fees and expenses) to two times the inverse (-2x) or two times (2x) of the daily performance of the Bloomberg Natural Gas SubindexSM, respectively. The Bloomberg Natural Gas SubindexSM is intended to reflect the performance of a rolling position in natural gas futures contracts traded on the NYMEX without regard to income earned on cash positions. An investment in natural gas futures contracts may often perform very differently than the price of physical natural gas (e.g., the wellhead or end-user price of natural gas). See “Item 1A. Risk Factors. The Commodity Index Funds are linked to an index comprised of commodity futures contracts, and are not linked to the spot prices of the underlying physical commodities. Commodity futures contracts may perform very differently from the spot price of the underlying physical commodities” in this Annual Report on Form 10-K.

The Bloomberg Natural Gas SubindexSM is based on the Natural Gas component of the Bloomberg Commodity Index, which is described above under “Bloomberg Commodity IndexSM,” and tracks what is known as a rolling futures position. The roll occurs over a period of five Bloomberg Commodity Index business days in certain months according to a pre-determined schedule, generally beginning on the fifth business day of the month and ending on the ninth business day. Each day, approximately 20% of each rolling futures position that is included in the month’s roll is rolled, increasing from 0% to 20%, 40%, 60%, 80% and finally 100%. The exact roll methodology differs between certain commodities. The index will reflect the performance of its underlying natural gas contracts, including the impact of rolling, without regard to income earned on cash positions. For more information about the risks associated with rolling futures positions, see “Item 1A. Risk Factors. Potential negative impact from rolling futures positions” in this Annual Report on Form 10-K.

Information About the Index Licensor

“BLOOMBERG®”, “BLOOMBERG WTI CRUDE OIL SUBINDEXSM” and “BLOOMBERG NATURAL GAS SUBINDEXSM” ARE SERVICE MARKS OF BLOOMBERG FINANCE L.P. AND ITS AFFILIATES (COLLECTIVELY, “BLOOMBERG”) AND HAVE BEEN LICENSED FOR USE FOR CERTAIN PURPOSES BY PROSHARES TRUST II (“LICENSEE”).

The Funds are not sponsored, endorsed, sold or promoted by Bloomberg UBS AG, UBS Securities LLC (“UBS Securities”), or any of their subsidiaries or affiliates. None of Bloomberg, UBS AG, UBS Securities, or any of their subsidiaries or affiliates makes any representation or warranty, express or implied, to the owners of or counterparts to the Funds or any member of the public regarding the advisability of investing in securities or commodities generally or in the Funds particularly. The only relationship of Bloomberg, UBS AG, UBS Securities, or any of their subsidiaries or affiliates to the Licensee is the licensing of certain trademarks, trade names and service marks and of the Bloomberg Commodity IndexSM, Bloomberg WTI Crude Oil SubindexSM and Bloomberg Natural Gas SubindexSM, which are determined, composed and calculated by Bloomberg in conjunction with UBS Securities without regard to the Licensee or the Funds. Bloomberg and UBS Securities have no obligation to take the needs of the Licensee or the shareholders of the Funds into consideration in determining, composing or calculating the Bloomberg Commodity IndexSM, the Bloomberg WTI Crude Oil SubindexSM or the Bloomberg Natural Gas SubindexSM. None of Bloomberg, UBS AG, UBS Securities, or any of their respective subsidiaries or affiliates is responsible for or has participated in the determination of the timing of, prices at, or quantities of the shares of the Funds that have been or are to be issued or in the determination or calculation of the equation by which the Shares of the Funds are converted into cash. None of Bloomberg, UBS AG, UBS Securities or any of their subsidiaries or affiliates shall have any obligation or liability, including, without limitation, to Fund shareholders, in connection with the administration, marketing or trading of the Funds. Notwithstanding any of the foregoing, UBS AG, UBS Securities and their respective subsidiaries and affiliates may independently issue and/or sponsor financial products unrelated to the Shares currently being issued by the Licensee, but which may be similar to and competitive with the Funds. In addition, UBS AG, UBS Securities and their subsidiaries and affiliates actively trade commodities, commodity indexes and commodity futures (including the Bloomberg Commodity IndexSM, Bloomberg WTI Crude Oil SubindexSM and Bloomberg Natural Gas SubindexSM), as well as swaps, options and derivatives which are linked to the performance of such commodities, commodity indexes and commodity futures. It is possible that this trading activity will affect the value of the Bloomberg Commodity IndexSM, the Bloomberg WTI Crude Oil SubindexSM, the Bloomberg Natural Gas SubindexSM and Fund shares.

This Annual Report on Form 10-K relates only to the Funds and does not relate to the exchange-traded physical commodities underlying any of the Bloomberg Commodity IndexSM, the Bloomberg WTI Crude Oil SubindexSM or the Bloomberg Natural Gas SubindexSM components. Purchasers of the Shares should not conclude that the inclusion of a futures contract in the Bloomberg Commodity IndexSM, the Bloomberg WTI Crude Oil SubindexSM or the Bloomberg Natural Gas SubindexSM is any form of investment recommendation of the futures contract or the underlying exchange-traded physical commodity by Bloomberg, UBS AG, UBS Securities or any of their subsidiaries or affiliates. The information in this Annual Report on Form 10-K regarding the components of the Bloomberg Commodity IndexSM, the Bloomberg WTI Crude Oil SubindexSM and the Bloomberg Natural Gas SubindexSM has been derived solely from publicly available documents. None of Bloomberg, UBS AG, UBS Securities or any of their subsidiaries or affiliates has made any due diligence inquiries with respect to the Bloomberg Commodity IndexSM, the Bloomberg WTI Crude Oil SubindexSM or the Bloomberg Natural Gas SubindexSM components in connection with the Funds. None of Bloomberg, UBS AG, UBS Securities or any of their subsidiaries or affiliates makes any representation that these publicly available documents or any other publicly available information regarding the Bloomberg Commodity IndexSM, the Bloomberg WTI Crude Oil SubindexSM or the Bloomberg Natural Gas SubindexSM components, including without limitation a description of factors that affect the prices of such components, are accurate or complete.

NONE OF BLOOMBERG, UBS AG, UBS SECURITIES OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES GUARANTEES THE ACCURACY AND/OR THE COMPLETENESS OF THE BLOOMBERG COMMODITY INDEXSM, THE BLOOMBERG WTI CRUDE OIL SUBINDEXSM OR THE BLOOMBERG NATURAL GAS SUBINDEXSM OR ANY DATA RELATED THERETO AND NONE OF BLOOMBERG, UBS AG, UBS SECURITIES OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES SHALL HAVE ANY LIABILITY FOR ANY ERRORS, OMISSIONS, OR INTERRUPTIONS THEREIN. NONE OF BLOOMBERG, UBS AG, UBS SECURITIES OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES MAKES ANY WARRANTY, EXPRESS OR IMPLIED, AS TO RESULTS TO BE OBTAINED BY THE LICENSEE, FUND SHAREHOLDERS, OR ANY OTHER PERSON OR ENTITY FROM THE USE OF THE BLOOMBERG COMMODITY INDEXSM, THE BLOOMBERG WTI CRUDE OIL SUBINDEXSM OR THE BLOOMBERG NATURAL GAS SUBINDEXSM OR ANY DATA RELATED THERETO. NONE OF BLOOMBERG, UBS AG, UBS SECURITIES OR ANY OF THEIR SUBSIDIARIES OR AFFILIATES MAKES ANY EXPRESS OR IMPLIED WARRANTIES, AND EXPRESSLY DISCLAIMS ALL WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE WITH RESPECT TO THE BLOOMBERG COMMODITY INDEXSM, THE BLOOMBERG WTI CRUDE OIL SUBINDEXSM, THE BLOOMBERG NATURAL GAS SUBINDEXSM OR ANY DATA RELATED THERETO. WITHOUT LIMITING ANY OF THE FOREGOING, TO THE MAXIMUM EXTENT ALLOWED BY LAW, BLOOMBERG ITS LICENSORS (INCLUDING UBS AG AND UBS SECURITIES) AND THEIR RESPECTIVE EMPLOYEES, CONTRACTORS, AGENTS, SUPPLIERS AND VENDORS SHALL HAVE NO LIABILITY OR RESPONSIBILITY WHATSOEVER FOR ANY INJURY OR DAMAGES WHETHER DIRECT, INDIRECT, CONSEQUENTIAL, INCIDENTAL, PUNITIVE OR OTHERWISE ARISING IN CONNECTION WITH THE PRODUCTS OR THE BLOOMBERG COMMODITY INDEXSM, THE BLOOMBERG NATURAL GAS SUBINDEXSM OR ANY DATA OR VALUES RELATING THERETO WHETHER ARISING FROM THEIR NEGLIGENCE OR OTHERWISE, EVEN IF NOTIFIED OF THE POSSIBILITY THEREOF. THERE ARE NO THIRD PARTY BENEFICIARIES OF ANY AGREEMENTS OR ARRANGEMENTS AMONG BLOOMBERG, UBS SECURITIES AND THE LICENSEE, OTHER THAN UBS AG.

Description of the Commodity Benchmarks

Gold

ProShares UltraShort Gold and ProShares Ultra Gold are designed to correspond (before fees and expenses) to two times the inverse (-2x) or two times (2x), respectively, of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. The Funds do not directly or physically hold the underlying gold, but instead, seek exposure to gold through the use of Financial Instruments whose value is based on the underlying price of gold to pursue their investment objective. The benchmark price of gold is the U.S. dollar price of gold bullion as measured by the London afternoon fixing price per troy ounce of unallocated gold bullion for delivery in London through a member of the LBMA authorized to affect such delivery.

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

A London gold “fix” is conducted each trading day at 3:00 p.m. London time, providing a reference gold price for that day’s trading. Many long-term contracts are priced on the basis of the London gold fix and market participants will usually refer to the London gold fix when looking for a basis for valuation.

Silver

ProShares UltraShort Silver and ProShares Ultra Silver are designed to correspond (before fees and expenses) to two times the inverse (-2x) or two times (2x), respectively, of the daily performance of silver bullion as measured by the London Silver Price. The Funds do not directly or physically hold the underlying silver, but instead seek exposure to silver through the use of Financial Instruments whose value is based on the underlying price of silver to pursue their investment objective. The benchmark price of silver is the daily performance silver bullion as measured by the London Silver Price. On August 14, 2014, the company that ran the London silver fixing ceased running the process. The LBMA selected the CME Group and Thomson Reuters to calculate the price, which was renamed the London Silver Price, based on an electronic, auction-based methodology effective August 15, 2014.

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

The London Silver Price is determined each trading day at 12:00 p.m. London time providing a reference silver price for that day’s trading. Many long-term contracts are priced on the basis of the London Silver Price and market participants will usually refer to the London Silver Price when looking for a basis for valuation.

Description of the Currencies Benchmarks

The Currency Funds are designed to correspond (before fees and expenses) to the inverse (-1), two times the inverse (-2x), or two times (2x) of the daily performance of the spot price of the applicable currency versus the U.S. dollar. The spot price of each currency is measured by the 4:00 p.m. (Eastern Time) spot prices as provided by Bloomberg, expressed in terms of U.S. dollars per unit of foreign currency. The Currency Funds do not necessarily directly or physically hold the underlying currency and will instead seek exposure through the use of certain Financial Instruments whose value is based on the price of the underlying currency to pursue its investment objective.

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

At its inception on January 1, 1999, the euro was launched as an electronic currency used by banks, foreign exchange dealers and stock markets. In 2002, the euro became cash currency for approximately 300 million citizens of the eleven European countries mentioned above, in addition to Greece). As of December 31, 2014, 24 countries used the euro, including Andorra, Cyprus, Estonia, Finland, Kosovo, Malta, Monaco, Montenegro, San Marino, Slovakia, Slovenia and the Vatican City. As of January 1, 2014, Latvia became the twenty-fourth country to use the euro.

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

The performance of the VIX Futures Indexes is influenced by the S&P 500 (and options thereon) and the VIX. A description of VIX futures contracts, the VIX and the S&P 500 follows:

VIX Futures Contracts

Both VIX Futures Indexes are comprised of VIX futures contracts. VIX futures contracts were first launched for trading by the CBOE in 2004. VIX futures contracts have expirations ranging from the front month consecutively out to the tenth month. VIX futures contracts allow investors the ability to invest based on their view of forward implied market volatility. Investors that believe the forward implied market volatility of the S&P 500, as represented by VIX futures contracts, will increase may buy VIX futures contracts. Conversely, investors that believe that the forward implied market volatility of the S&P 500, as represented by VIX futures contracts, will decline may sell VIX futures contracts. VIX futures contracts are reported by Bloomberg under the ticker symbol “VX.”

While the VIX represents a measure of the current expected volatility of the S&P 500 over the next 30 days, the prices of VIX futures contracts are based on the current expectation of what the expected 30-day volatility will be at a particular time in the future (on the expiration date). The VIX and VIX futures contracts generally behave quite differently. To illustrate, on January 30, 2015, the VIX was 20.97 and the price of the February 2015 VIX futures contracts expiring on February 18, 2015 was 21.03. In this example, the price of the VIX represented the 30-day implied, or “spot,” volatility (the volatility expected for the period from January 30, 2015 to March 1, 2015) of the S&P 500 and the February VIX futures contracts represented forward implied volatility (the volatility expected for the period from February 18, 2015 to March 20, 2015 of the S&P 500. The spot/forward relationship between the VIX and VIX futures contracts has two noteworthy consequences: (1) the price of a VIX futures contract can be lower, equal to or higher than the VIX, depending on whether the market expects volatility to be lower, equal to or higher in the 30-day forward period covered by the VIX futures contract than in the 30-day spot period covered by the VIX; and (2) an investor cannot create a position equivalent to one in VIX futures contracts by buying the VIX and holding the position to the futures expiration date while financing the transaction.

The VIX

The VIX Funds are not linked to the VIX and can be expected to perform very differently from the VIX. The VIX is an index designed to measure the implied volatility of the S&P 500 over 30 days in the future, and is calculated based on the prices of certain put and call options on the S&P 500. The VIX is reflective of the premium paid by investors for certain options linked to the level of the S&P 500. During periods of rising investor uncertainty, including periods of market instability, the implied level of volatility of the S&P 500 typically increases and, consequently, the prices of options linked to the S&P 500 typically increase (assuming all other relevant factors remain constant or have negligible changes). This, in turn, causes the level of the VIX to increase. The VIX has historically had a negative correlation to the S&P 500. The VIX was developed by the CBOE and is calculated, maintained and published by the CBOE. The CBOE has no obligation to continue to publish, and may discontinue the publication of, the VIX. The VIX is reported by Bloomberg under the ticker symbol “VIX.”

The calculation of the VIX involves a formula that uses the prices of a weighted series of out-of-the-money put and call options on the level of the S&P 500 (“SPX Options”) with two adjacent expiry terms to derive a constant 30-day forward measure of market volatility. The VIX is calculated independent of any particular option pricing model and in doing so seeks to eliminate any biases which may otherwise be included in using options pricing methodology based on certain assumptions. Although the VIX measures the 30-day forward volatility of the S&P 500 as implied by the SPX Options, 30-day options are only available once a month. To arrive at the VIX level, a broad range of out-of-the-money SPX Options expiring on the two closest nearby months (“near term options” and “next term options,” respectively) are selected in order to bracket a 30-day calendar period. SPX Options having a maturity of less than eight days are excluded at the outset and, when the near term options have eight days or less left to expiration, the VIX rolls to the second and third contract months in order to minimize pricing anomalies that occur close to expiration. The model-free implied volatility using prices of the near term options and next term options are then calculated on a strike price weighted average basis in order to arrive at a single average implied volatility value for each month. The results of each of the two months are then interpolated to arrive at a single value with a constant maturity of 30 days to expiration.

The S&P 500

The S&P 500 is an index that measures large-cap U.S. stock market performance. It is a float-adjusted market capitalization weighted index of 500 U.S. operating companies and real estate investment trusts selected by the S&P U.S. Index Committee through a non-mechanical process that factors in criteria such as liquidity, price, market capitalization and financial viability. Reconstitution occurs both on a quarterly and ongoing basis. As of December 31, 2014, the S&P 500 included companies with capitalizations between $2.8 billion and $647.4 billion. The average capitalization of the companies comprising the Index was approximately $39 billion. S&P publishes the S&P 500. The daily calculation of the current value of the S&P 500 is based on the relative value of the aggregate market value of the common stocks of 500 companies as of a particular time compared to the aggregate average initial market value of the common stocks of 500 similar companies at the time of the inception of the S&P 500. The 500 companies are not the 500 largest publicly traded companies and not all 500 companies are listed on the NYSE. S&P chooses companies for inclusion in the S&P 500 with the objective of achieving a distribution by broad industry groupings that approximates the distribution of these groupings in the common stock population of the U.S. equity market. S&P may from time-to-time, in its sole discretion, add companies to, or delete companies from, the S&P 500 to achieve the objectives stated above. Relevant criteria employed by S&P include the viability of the particular company, the extent to which that company represents the industry group to which it is assigned, the extent to which the company’s common stock is widely held and the market value and trading activity of the common stock of that company.

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

Creation and Redemption of Shares

Each Fund creates and redeems Shares from time to time, but only in one or more Creation Units. A Creation Unit is a block of 50,000 Shares of the Managed Futures Fund or a Geared Fund or a block of 25,000 Shares of a Matching VIX Fund. Creation Units may be created or redeemed only by Authorized Participants. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The manner by which Creation Units are purchased and redeemed is dictated by the terms of the Authorized Participant Agreement and Authorized Participant Handbook. By placing a purchase order, an Authorized Participant agrees to deposit cash (unless as provided otherwise in the prospectus) with the Custodian of the Funds.

If permitted by the Sponsor in its sole discretion with respect to a Fund, an Authorized Participant may also agree to enter into or arrange for an exchange of a futures contract for related position (“EFCRP”) or block trade with the relevant Fund whereby the Authorized Participant would also transfer to such Fund a number and type of exchange-traded futures contracts at or near the closing settlement price for such contracts on the purchase order date. Similarly, the Sponsor in its sole discretion may agree with an Authorized Participant to use an EFCRP to affect an order to redeem Creation Units.

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

Authorized Participants pay a fixed transaction fee of up to $500 in connection with each order to create or redeem a Creation Unit in order to compensate Brown Brothers Harriman & Co. (“BBH&Co.”), as the Administrator, the Custodian and the Transfer Agent of each Fund and its Shares, for services in processing the creation and redemption of Creation Units and to offset the costs of increasing or decreasing derivative positions. Authorized Participants also may pay a variable transaction fee to the Funds of up to 0.10% (and a variable transaction fee to the Matching VIX Funds of 0.05%) of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of the transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.

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

Creation Procedures

On any Business Day, an Authorized Participant may place an order with the Distributor to create one or more Creation Units. For purposes of processing both purchase and redemption orders, a “Business Day” for each Fund means any day on which the NAV of such Fund is determined. Purchase orders must be placed by the cut-off time shown below or earlier if the NYSE, a Fund’s primary listing exchange, or other exchange material to the valuation or operation of such Fund (an “Exchange” as defined below) closes before the cut-off time. If a purchase order is received prior to the applicable cut-off time, the day on which SEI receives a valid purchase order is the purchase order date. If the purchase order is received after the applicable cut-off time, the purchase order date will be the next day. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of such Creation Units, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the purchase order.

Determination of Required Payment

The total payment required to create each Creation Unit is the NAV of 50,000 Shares of the Managed Futures Fund or the applicable Geared Fund or 25,000 Shares of the applicable Matching VIX Fund on the purchase order date plus the applicable transaction fee. For each Fund, Authorized Participants have create/redeem cut-off times prior to the NAV calculation time, which may be different from the close of the U.S. markets, as shown in the table below.

Underlying Benchmark	Create/Redeem Cutoff	NAV Calculation Time
Silver	6:30 a.m. (Eastern Time)	7:00 a.m. (Eastern Time)	*
Gold	9:30 a.m. (Eastern Time)	10:00 a.m. (Eastern Time)	*
Bloomberg Commodity IndexSM	10:45 a.m. (Eastern Time)	2:30 p.m. (Eastern Time)	**
S&P Strategic Futures Index	10:45 a.m. (Eastern Time)	3:00 p.m. (Eastern Time)
S&P 500 VIX Short-Term Futures Index	2:00 p.m. (Eastern Time)	4:15 p.m. (Eastern Time)
S&P 500 VIX Mid-Term Futures Index	2:00 p.m. (Eastern Time)	4:15 p.m. (Eastern Time)
Bloomberg WTI Crude Oil SubindexSM	2:00 p.m. (Eastern Time)	2:30 p.m. (Eastern Time)
Bloomberg Natural Gas SubindexSM	2:00 p.m. (Eastern Time)	2:30 p.m. (Eastern Time)
Australian dollar	3:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Euro	3:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Yen	3:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)

*	For silver and gold, this time may vary due to differences in when daylight savings time is effective between London and New York. The actual times equate to noon London time for silver and 3:00 p.m. London time for gold.
**	On July 31, 2014, the NAV Calculation Time for the Bloomberg Commodity Index was changed from 3:00 p.m. to 2:30 p.m.

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

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Creation Units mirror the procedures for the creation of Creation Units. On any Business Day, an Authorized Participant may place an order with the Distributor to redeem one or more Creation Units. If a redemption order is received prior to the applicable cut-off time, or earlier if the Exchange, or other exchange material to the valuation or operation of such Fund, closes before the cut-off time, the day on which SEI receives a valid redemption order is the redemption order date. If the redemption order is received after the applicable cut-off time, the redemption order date will be the next day. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual shareholders may not redeem directly from a Fund.

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

Determination of Redemption Proceeds

The redemption proceeds from a Fund consist of the cash redemption amount and, if permitted by the Sponsor in its sole discretion with respect to a Fund, an EFCRP or block trade with the relevant Fund, as described in “Creation and Redemption of Shares” above. The cash redemption amount is equal to the NAV of the number of Creation Unit(s) of such Fund requested in the Authorized Participant’s redemption order as of the time of the calculation of such Fund’s NAV on the redemption order date, less transaction fees and any amounts attributable to any applicable EFCRP or block trade.

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

Suspension or Rejection of Redemption Orders

In respect of any Fund, the Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date: (1) for any period during which any Exchange, or other exchange material to the valuation or operation of the Fund, is closed or when trading is suspended or restricted on such Exchanges in any of the underlying commodities; (2) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable; or (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Sponsor will reject a redemption order if the order is not in proper form as described in the form of Authorized Participant Agreement or if the fulfillment of the order might be unlawful.

Creation and Redemption Transaction Fee

To compensate BBH&Co. for services in processing the creation and redemption of Creation Units and to offset some or all of the transaction costs, an Authorized Participant may be required to pay a fixed transaction fee to BBH&Co. of up to $500 per order to create or redeem Creation Units and may pay a variable transaction fee to a Fund of up to 0.10% (and a variable transaction fee to the Matching VIX Funds of 0.05%) of the value of a Creation Unit. An order may include multiple Creation Units. The transaction fee(s) may be reduced, increased or otherwise changed by the Sponsor at its sole discretion.

Special Settlement

The Sponsor may allow for early settlement of purchase or redemption orders. Such arrangements may result in additional charges to the Authorized Participant.

NAV

The NAV in respect of a Fund means the total assets of the Fund including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of such Fund, each determined on the basis of generally accepted accounting principles in the United States, consistently applied under the accrual method of accounting. In particular, the NAV includes any unrealized profit or loss on open Financial Instruments, and any other credit or debit accruing to a Fund but unpaid or not received by a Fund. The NAV per Share of each Fund is computed by dividing the value of the net assets of such Fund (i.e., the value of its total assets less total liabilities) by its total number of Shares outstanding. Expenses and fees are accrued daily and taken into account for purposes of determining the NAV. Each Fund’s NAV is calculated on each day other than a day when the Exchange is closed for regular trading. The Funds compute their NAVs at the times set forth below, or an earlier time as set forth on www.ProShares.com if necessitated by the Exchange or other exchange material to the valuation or operation of such Fund closing early. Each Fund’s NAV is calculated only once each trading day.

Fund	NAV Calculation Time

ProShares Managed Futures Strategy	3:00 p.m. (Eastern Time)

ProShares VIX Short-Term Futures
ProShares Ultra VIX Short-Term Futures
ProShares Short VIX Short-Term Futures	4:15 p.m. (Eastern Time)

ProShares VIX Mid-Term Futures	4:15 p.m. (Eastern Time)

ProShares UltraShort Bloomberg Commodity
ProShares Ultra Bloomberg Commodity	2:30 p.m. (Eastern Time)	*

ProShares UltraShort Bloomberg Crude Oil
ProShares Ultra Bloomberg Crude Oil	2:30 p.m. (Eastern Time)

ProShares UltraShort Bloomberg Natural Gas
ProShares Ultra Bloomberg Natural Gas	2:30 p.m. (Eastern Time)

ProShares UltraShort Silver
ProShares Ultra Silver	7:00 a.m. (Eastern Time)	**

ProShares UltraShort Gold
ProShares Ultra Gold	10:00 a.m. (Eastern Time)	**

ProShares UltraShort Australian Dollar
ProShares Ultra Australian Dollar	4:00 p.m. (Eastern Time)

ProShares Short Euro
ProShares UltraShort Euro
ProShares Ultra Euro	4:00 p.m. (Eastern Time)

ProShares UltraShort Yen
ProShares Ultra Yen	4:00 p.m. (Eastern Time)

*	On July 31, 2014, the NAV Calculation Time for the Bloomberg Commodity Index was changed from 3:00 p.m. to 2:30 p.m.
**	For silver and gold, this time may vary due to differences in when daylight savings time is effective between London and New York. The actual times equate to noon London time for silver and 3:00 p.m. London time for gold.

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

Futures contracts traded on a U.S. exchange are calculated at their then-current market value, which is based upon the settlement price (for the VIX Funds, the Managed Futures Fund and the Commodity Index Funds) or the last traded price before the NAV time (for the Currency Funds), for that particular futures contract traded on the applicable U.S. exchange on the date with respect to which the NAV is being determined. If a futures contract traded on a U.S. exchange could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the Sponsor may, in its sole discretion, choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value prices would generally be determined based on available inputs about the current value of the underlying reference assets and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards.

The Funds may use a variety of money market instruments to invest excess cash. Short-term debt instruments used in this capacity and expected to be held-to-maturity will be priced for NAV purposes at amortized cost.

Indicative Optimized Portfolio Value (“IOPV”)

The IOPV is an indicator of the value of a Fund’s net assets at the time the IOPV is disseminated. The IOPV is calculated and disseminated every 15 seconds throughout the trading day. The IOPV is generally calculated using the prior day’s closing net assets of a Fund as a base and updating throughout the trading day changes in the value of the Financial Instruments held by a Fund. The IOPV should not be viewed as an actual real time update of the NAV because NAV is calculated only once at the end of each trading day. The IOPV also should not be viewed as a precise value of the Shares. The IOPV for Funds based on the Bloomberg WTI Crude Oil SubindexSM and the Bloomberg Natural Gas IndexSM will not update following the determination of the 2:30 p.m. settlement price of the futures contracts underlying those indexes. The IOPVs for Funds based on the Bloomberg Commodity IndexSM will receive progressively more limited updates during a trading day as the settlement price for each individual component is determined, and such IOPVs will not update after all of the underlying components have determined settlement prices.

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

Purchases and Sales in the Secondary Market on the NYSE Arca

The Shares of each Fund are listed on the NYSE Arca. The Shares of each Fund that has commenced investment operations, began trading on the NYSE Arca on the respective dates below under the following symbols:

Fund	Commencement of Operations	Ticker Symbol
ProShares Managed Futures Strategy	October 1, 2014	FUTS
ProShares VIX Short-Term Futures ETF	January 3, 2011	VIXY
ProShares VIX Mid-Term Futures ETF	January 3, 2011	VIXM
ProShares Short VIX Short-Term Futures ETF	October 3, 2011	SVXY
ProShares Ultra VIX Short-Term Futures ETF	October 3, 2011	UVXY
ProShares UltraShort Bloomberg Commodity	November 25, 2008	CMD
ProShares UltraShort Bloomberg Crude Oil	November 25, 2008	SCO
ProShares UltraShort Bloomberg Natural Gas	October 4, 2011	KOLD
ProShares UltraShort Gold	December 3, 2008	GLL
ProShares UltraShort Silver	December 3, 2008	ZSL
ProShares Short Euro	June 26, 2012	EUFX
ProShares UltraShort Australian Dollar	July 17, 2012	CROC
ProShares UltraShort Euro	November 25, 2008	EUO
ProShares UltraShort Yen	November 25, 2008	YCS
ProShares Ultra Bloomberg Commodity	November 25, 2008	UCD
ProShares Ultra Bloomberg Crude Oil	November 25, 2008	UCO
ProShares Ultra Bloomberg Natural Gas	October 4, 2011	BOIL
ProShares Ultra Gold	December 3, 2008	UGL
ProShares Ultra Silver	December 3, 2008	AGQ
ProShares Ultra Australian Dollar	July 17, 2012	GDAY
ProShares Ultra Euro	November 25, 2008	ULE
ProShares Ultra Yen	November 25, 2008	YCL

Secondary market purchases and sales of Shares are subject to ordinary brokerage commissions and charges. The Shares of each Fund trade like any other exchange-listed security.

Fees and Expenses

Offering Expenses

The Trust has paid expenses incurred in connection with organizing the initial offering of each Fund’s Shares, and the Sponsor did not charge its fee in the first year of operations of each Fund in an amount equal to the offering costs. The Sponsor reimbursed each Geared Fund and the Short Euro Fund to the extent that its organizational and offering costs exceeded 0.95% of its average daily NAV for the first year of operations. The Sponsor reimbursed each Matching VIX Fund to the extent that its organizational and offering costs exceeded 0.85% of its average daily NAV for the first year of operations. The Sponsor will not charge its fee in the first year of operations of the Managed Futures Fund in an amount equal to the initial offering costs incurred by the Managed Futures Fund. The Sponsor will reimburse the Managed Futures Fund to the extent that its initial offering costs exceed 0.75% of its average daily net assets for the first year of operations. Normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund are paid by the Sponsor.

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

Management Fee

Each Geared Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a management fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV. The Managed Futures Fund will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.75% per annum of its average daily NAV. For the first year of the Managed Futures Fund’s operations, the Sponsor will not charge its fee in an amount equal to the offering costs. The Sponsor will reimburse the Managed Futures Fund to the extent that its offering costs exceed the Management Fee for the first year of operations. No other management fee is paid by the Funds. The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Funds that the Sponsor pays directly.

Licensing Fee

The Sponsor pays S&P a licensing fee for use of the VIX Futures Indexes as the benchmarks for the VIX Funds and a licensing fee for the S&P Strategic Futures Index as the benchmark for the Managed Futures Fund. The Sponsor pays Bloomberg a licensing fee for the Bloomberg Commodity IndexSM, as well as each subindex that serves as a benchmark for a Commodity Index Fund.

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

Brokerage Commissions and Fees

Each Fund, with the exception of the Matching VIX Funds, pays all of its brokerage commissions, including applicable exchange fees, NFA fees and give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investments in CFTC regulated investments. The Sponsor is currently paying brokerage commissions on VIX futures contracts for the Matching VIX Funds in amounts that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.

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

Item 1A. Risk Factors.

These risk factors should be read in connection with the other information included in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Funds’ Financial Statements and the related Notes to the Funds’ Financial Statements. For purposes of this section:

•	The term “Matching VIX Fund” refers to ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF;

•	The term “VIX Fund” refers to each Geared VIX Fund and each Matching VIX Fund;

•	The term “Geared VIX Fund” refers to ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF;

•	The term “Managed Futures Fund” refers to ProShares Managed Futures Strategy;

•	The term “Geared Fund” refers to ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Short Euro, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen, and each Geared VIX Fund;

•	The term “Commodity Index Fund” refers to ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil and ProShares Ultra Bloomberg Natural Gas;

•	The term “Commodity Fund” refers to ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra Gold and ProShares Ultra Silver; and

•	The term “Currency Fund” refers to ProShares Short Euro, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen.

Risks Specific to the Geared Funds

In addition to the risks described elsewhere in this “Risk Factors” section, the following risks apply to the Geared Funds.

Due to the compounding of daily returns, the Geared Funds’ returns over periods longer than a single day will likely differ in amount and possibly even direction from the Geared Fund multiple times the benchmark return for the period.

Each of the Geared Funds is “geared” in the sense that each has an investment objective to correspond (before fees and expenses) to the inverse (e.g., -1x), an inverse multiple (e.g., -2x), or a multiple (e.g., 2x), of the performance of a benchmark on a given day. Each Geared Fund seeks investment results for a single day only, as measured from its NAV calculation time to its next NAV calculation time, and not for any other period. The return of a Geared Fund for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from the inverse (-1x), two times the inverse (-2x), or two times (2x) the return of the Geared Fund’s benchmark for the period. A Geared Fund will lose money if its benchmark’s performance is flat over time, and it is possible for a Geared Fund to lose money over time regardless of the performance of an underlying benchmark, as a result of daily rebalancing, the benchmark’s volatility and compounding. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Geared Fund’s returns. Daily compounding of a Geared Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to a Geared Fund’s return for a period as the return of the Geared Fund’s underlying benchmark.

Each Ultra or UltraShort Fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. For example, the daily return of an Ultra Fund with a 2x multiple should be approximately two times as volatile on a daily basis as the return of a fund with an objective of matching the same benchmark. The daily return of a Short or an UltraShort Fund is designed to return the inverse (-1x) or two times the inverse (-2x) of the return, respectively, that would be expected of a fund with an objective of matching the same benchmark. The Geared Funds are not appropriate for all investors and present different risks than other funds. The Geared Funds that use leverage are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Geared Fund if he or she understands the consequences of seeking daily leveraged, daily inverse or daily inverse leveraged investment results. Daily objective geared funds, if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets, can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor and/or periodically rebalance their portfolios. Shareholders who invest in the Geared Funds should actively manage and monitor their investments, as frequently as daily.

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

	Benchmark XYZ		Fund XYZ
	Level	Daily Performance	Daily Performance	Net Asset Value

Start	100.00			$100.00
Day 1	103.00	3.00%	6.00%	$106.00
Day 2	99.91	-3.00%	-6.00%	$99.64
Day 3	102.91	3.00%	6.00%	$105.62
Day 4	99.82	-3.00%	-6.00%	$99.28
Day 5	102.81	3.00%	6.00%	$105.24
Day 6	99.73	-3.00%	-6.00%	$98.92
Day 7	102.72	3.00%	6.00%	$104.86

Total Return		2.72%	4.86%

These effects are caused by compounding, which exists in all investments, but has a more significant impact in geared funds. In general, during periods of higher benchmark volatility, compounding will cause an Ultra Fund’s results for periods longer than a single day to be less than two times (2x) the return of the benchmark (or less than the inverse (-1x) or two times the inverse (-2x) times the return of the benchmark for the Short Funds and UltraShort Funds, respectively). This effect becomes more pronounced as volatility increases. Conversely, in periods of lower benchmark volatility (particularly when combined with higher benchmark returns), an Ultra Fund’s returns over longer periods can be higher than two times (2x) the return of the benchmark. Actual results for a particular period, before fees and expenses, are also dependent on the magnitude of the benchmark return in addition to the benchmark volatility. Similar effects exist for the Short Funds and UltraShort Funds, and the significance of these effects may be even greater with such inverse or inverse leveraged funds.

The graphs that follow illustrate this point. Each of the graphs shows a simulated hypothetical one-year performance of a benchmark compared with the performance of a geared fund that perfectly achieves its geared daily investment objective. The graphs demonstrate that, for periods greater than a single day, a geared fund is likely to underperform or overperform (but not match) the benchmark performance (or the inverse of the benchmark performance) times the multiple stated as the daily fund objective. Investors should understand the consequences of holding daily rebalanced funds for periods longer than a single day and should actively manage and monitor their investments, as frequently as daily. A one-year period is used solely for illustrative purposes. Deviations from the benchmark return (or the inverse of the benchmark return) times the fund multiple can occur over periods as short as two days (each day as measured from NAV to NAV) and may also occur in periods shorter than a single day (when measured intraday as opposed to NAV to NAV). See “Intraday Price Performance Risk” below for additional details. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates (to obtain required leverage, inverse, or inverse leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (-1x, -2x or 2x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses greater than zero percent were included, the fund’s performance would also be different than that shown. Each of the graphs also assumes a volatility rate of 67%, which is an approximate average of the five-year historical volatility rate of the most volatile benchmark referenced herein (the S&P 500 VIX Short-Term Futures Index). A benchmark’s volatility rate is a statistical measure of the magnitude of fluctuations in its returns.

The graph above shows a scenario where the benchmark, which exhibits day-to-day volatility, is flat or trendless over the year (i.e., provides a return of 0% over the course of the year), but the Short Fund (-1x) is down.

The graph above shows a scenario where the benchmark, which exhibits day-to-day volatility, is up over the year, but the Short Fund (-1x) is down more than the inverse of the benchmark.

The graph above shows a scenario where the benchmark, which exhibits day-to-day volatility, is down over the year, but the Short Fund (-1x) is up less than the inverse of the benchmark.

The graph above shows a scenario where the benchmark, which exhibits day-to-day volatility, is flat or trendless over the year (i.e., provides a return of 0% over the course of the year), but the Ultra Fund (2x) and the UltraShort Fund (-2x) are both down.

The graph above shows a scenario where the benchmark, which exhibits day-to-day volatility, is up over the year, but the Ultra Fund (2x) is up less than two times the benchmark and the UltraShort Fund (-2x) is down less than two times the inverse of the benchmark.

The graph above shows a scenario where the benchmark, which exhibits day-to-day volatility, is down over the year, but the Ultra Fund (2x) is down less than two times the benchmark and the UltraShort Fund (-2x) is up less than two times the inverse of the benchmark.

The historical five year average volatility of the benchmarks utilized by the Funds ranges from 4.7% to 66.7%, as set forth in the table below.

Index	Identifier	Historical Five-Year Average Volatility Rate As of December 31, 2014
S&P Strategic Futures Index*	SPSFIT	4.7%
S&P 500 VIX Short-Term Futures Index	SPVXSPID	66.7%
S&P 500 VIX Mid-Term Futures Index	SPVXMPID	31.5%
Bloomberg Commodity IndexSM	BCOM	14.3%
Bloomberg WTI Crude Oil SubindexSM	BCOMCL	26.1%
Bloomberg Natural Gas SubindexSM	BCOMNG	38.2%
The daily performance of gold bullion as measured by the U.S. Dollar p.m. fixing price for delivery in London	GOLDLNPM	18.1%
The daily performance of silver bullion as measured by the London Silver Price	SLVRLN	37.7%
The U.S. Dollar price of the euro	USDEUR	9.3%
The U.S. Dollar price of the Japanese yen	USDJPY	9.4%
The U.S. Dollar price of the Australian dollar	USDAUD	11.5%

*	The S&P Strategic Futures Index launched on August 14, 2014. Accordingly, the S&P Strategic Futures Index has not been in existence for five years.

The tables below illustrate the impact of two factors that affect a Geared Fund’s performance, benchmark volatility and benchmark return. Benchmark volatility is a statistical measure of the magnitude of fluctuations in the returns of a benchmark and is calculated as the standard deviation of the natural logarithms of one plus the benchmark return (calculated daily), multiplied by the square root of the number of trading days per year (assumed to be 252). The tables show estimated fund returns for a number of combinations of benchmark volatility and benchmark return over a one-year period. To isolate the impact of daily leveraged, inverse or inverse leveraged exposure, these graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates of zero percent (to obtain required inverse, inverse leveraged or leveraged exposure) and cash reinvestment rates of zero percent; and c) the fund consistently maintaining perfect exposure (-1x, -2x or 2x) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses were included, the fund’s performance would be different than that shown. The tables below show examples in which a Geared Fund has an investment objective to correspond (before fees and expenses) to the inverse (-1), two times the inverse (-2x) or two times (2x) the daily performance of a benchmark. The Geared Fund that has an investment objective to correspond to two times (2x) the daily performance of a benchmark could incorrectly be expected to achieve a 20% return on a yearly basis if the benchmark return was 10%, absent the effects of compounding. However, as the tables below show, with a benchmark volatility of 40%, such a fund would return 3.1%. In the charts below, shaded areas represent those scenarios where a geared fund with the investment objective described will outperform (i.e., return more than) the benchmark performance times the stated multiple in the fund’s investment objective; conversely areas not shaded represent those scenarios where the fund will underperform (i.e., return less than) the benchmark performance times the multiple stated as the daily fund objective.

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

One Year Benchmark Performance	Two Times Inverse (-2x) of One Year Benchmark Performance			Benchmark Volatility
		0%	5%	10%	15%	20%	25%	30%	35%	40%	45%	50%	55%	60%	65%	70%
-60%	120%	525.0%	520.3%	506.5%	484.2%	454.3%	418.1%	377.1%	332.8%	286.7%	240.4%	195.2%	152.2%	112.2%	76.0%	43.7%
-55%	110%	393.8%	390.1%	379.2%	361.6%	338.0%	309.4%	277.0%	242.0%	205.6%	169.0%	133.3%	99.3%	67.7%	39.0%	13.5%
-50%	100%	300.0%	297.0%	288.2%	273.9%	254.8%	231.6%	205.4%	177.0%	147.5%	117.9%	88.9%	61.4%	35.8%	12.6%	-8.0%
-45%	90%	230.6%	228.1%	220.8%	209.0%	193.2%	174.1%	152.4%	128.9%	104.6%	80.1%	56.2%	33.4%	12.3%	-6.9%	-24.0%
-40%	80%	177.8%	175.7%	169.6%	159.6%	146.4%	130.3%	112.0%	92.4%	71.9%	51.3%	31.2%	12.1%	-5.7%	-21.8%	-36.1%
-35%	70%	136.7%	134.9%	129.7%	121.2%	109.9%	96.2%	80.7%	63.9%	46.5%	28.9%	11.8%	-4.5%	-19.6%	-33.4%	-45.6%
-30%	60%	104.1%	102.6%	98.1%	90.8%	81.0%	69.2%	55.8%	41.3%	26.3%	11.2%	-3.6%	-17.6%	-30.7%	-42.5%	-53.1%
-25%	50%	77.8%	76.4%	72.5%	66.2%	57.7%	47.4%	35.7%	23.1%	10.0%	-3.2%	-16.0%	-28.3%	-39.6%	-49.9%	-59.1%
-20%	40%	56.3%	55.1%	51.6%	46.1%	38.6%	29.5%	19.3%	8.2%	-3.3%	-14.9%	-26.2%	-36.9%	-46.9%	-56.0%	-64.1%
-15%	30%	38.4%	37.4%	34.3%	29.4%	22.8%	14.7%	5.7%	-4.2%	-14.4%	-24.6%	-34.6%	-44.1%	-53.0%	-61.0%	-68.2%
-10%	20%	23.5%	22.5%	19.8%	15.4%	9.5%	2.3%	-5.8%	-14.5%	-23.6%	-32.8%	-41.7%	-50.2%	-58.1%	-65.2%	-71.6%
-5%	10%	10.8%	10.0%	7.5%	3.6%	-1.7%	-8.1%	-15.4%	-23.3%	-31.4%	-39.6%	-47.7%	-55.3%	-62.4%	-68.8%	-74.5%
0%	0%	0.0%	-0.7%	-3.0%	-6.5%	-11.3%	-17.1%	-23.7%	-30.8%	-38.1%	-45.5%	-52.8%	-59.6%	-66.0%	-71.8%	-77.0%
5%	-10%	-9.3%	-10.0%	-12.0%	-15.2%	-19.6%	-24.8%	-30.8%	-37.2%	-43.9%	-50.6%	-57.2%	-63.4%	-69.2%	-74.5%	-79.1%
10%	-20%	-17.4%	-18.0%	-19.8%	-22.7%	-26.7%	-31.5%	-36.9%	-42.8%	-48.9%	-55.0%	-61.0%	-66.7%	-71.9%	-76.7%	-81.0%
15%	-30%	-24.4%	-25.0%	-26.6%	-29.3%	-32.9%	-37.3%	-42.3%	-47.6%	-53.2%	-58.8%	-64.3%	-69.5%	-74.3%	-78.7%	-82.6%
20%	-40%	-30.6%	-31.1%	-32.6%	-35.1%	-38.4%	-42.4%	-47.0%	-51.9%	-57.0%	-62.2%	-67.2%	-72.0%	-76.4%	-80.4%	-84.0%
25%	-50%	-36.0%	-36.5%	-37.9%	-40.2%	-43.2%	-46.9%	-51.1%	-55.7%	-60.4%	-65.1%	-69.8%	-74.2%	-78.3%	-82.0%	-85.3%
30%	-60%	-40.8%	-41.3%	-42.6%	-44.7%	-47.5%	-50.9%	-54.8%	-59.0%	-63.4%	-67.8%	-72.0%	-76.1%	-79.9%	-83.3%	-86.4%
35%	-70%	-45.1%	-45.5%	-46.8%	-48.7%	-51.3%	-54.5%	-58.1%	-62.0%	-66.0%	-70.1%	-74.1%	-77.9%	-81.4%	-84.6%	-87.4%
40%	-80%	-49.0%	-49.4%	-50.5%	-52.3%	-54.7%	-57.7%	-61.1%	-64.7%	-68.4%	-72.2%	-75.9%	-79.4%	-82.7%	-85.6%	-88.3%
45%	-90%	-52.4%	-52.8%	-53.8%	-55.5%	-57.8%	-60.6%	-63.7%	-67.1%	-70.6%	-74.1%	-77.5%	-80.8%	-83.8%	-86.6%	-89.1%
50%	-100%	-55.6%	-55.9%	-56.9%	-58.5%	-60.6%	-63.2%	-66.1%	-69.2%	-72.5%	-75.8%	-79.0%	-82.1%	-84.9%	-87.5%	-89.8%
55%	-110%	-58.4%	-58.7%	-59.6%	-61.1%	-63.1%	-65.5%	-68.2%	-71.2%	-74.2%	-77.3%	-80.3%	-83.2%	-85.9%	-88.3%	-90.4%
60%	-120%	-60.9%	-61.2%	-62.1%	-63.5%	-65.4%	-67.6%	-70.2%	-73.0%	-75.8%	-78.7%	-81.5%	-84.2%	-86.7%	-89.0%	-91.0%

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

Correlation Risks Specific to the Geared Funds.

In order to achieve a high degree of correlation with their applicable underlying benchmarks, the Geared Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or overexposed to the benchmarks may prevent such Geared Funds from achieving a high degree of correlation with their applicable underlying benchmarks. Market disruptions or closures, large movements of assets into or out of the Geared Funds, regulatory restrictions or extreme market volatility will adversely affect such Geared Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Because of this, it is unlikely that the Geared Funds will be perfectly exposed (i.e., -1x, -2x or 2x, as applicable) at the end of each day, and the likelihood of being materially under- or overexposed is higher on days when the benchmark levels are volatile near the close of the trading day. In addition, unlike other funds that do not rebalance their portfolios as frequently, each Geared Fund may be subject to increased trading costs associated with daily portfolio rebalancing in order to maintain appropriate exposure to the underlying benchmarks. Such costs include commissions paid to the FCMs, and may vary by FCM.

These risks are particularly acute for the Geared VIX Funds due to the high degree of volatility in VIX futures contracts. Investors in the Geared VIX Funds should be aware that these Funds bear a greater risk of not achieving their investment objective on a daily basis, a risk that increases with the level of volatility on a particular day.

For general correlation risks of the Funds, please see “Correlation Risks For All Funds.” below.

Intraday Price Performance Risk.

Each Geared Fund is typically rebalanced at or about the time of its NAV calculation time (which may be other than at the close of the U.S. equity markets). As such, the intraday position of the Geared Fund will generally be different from the Geared Fund’s stated daily investment objective (i.e., -1x, -2x or 2x). When Shares are bought intraday, the performance of a Geared Fund’s Shares until the Fund’s next NAV calculation will generally be greater than or less than the Geared Fund’s stated daily inverse, inverse multiple or multiple.

The use of leveraged, inverse and/or inverse leveraged positions could result in the total loss of an investor’s investment.

Each of the UltraShort and Ultra Funds utilize inverse leveraged or leveraged positions, respectively, in seeking to achieve their respective investment objectives and will lose more money in market environments adverse to their respective daily investment objectives than funds that do not employ leverage. The use of inverse leveraged and/or leveraged positions could result in the total loss of an investor’s investment.

For example, because the UltraShort and Ultra Funds include a two times the inverse (-2x) or two times (2x) multiplier, a single-day movement in the relevant benchmark approaching 50% at any point in the day could result in the total loss or almost total loss of an investor’s investment if that movement is contrary to the investment objective of the Fund in which an investor has invested, even if such Fund’s benchmark subsequently moves in an opposite direction, eliminating all or a portion of the movement. This would be the case with upward single-day or intraday movements in the underlying benchmark of the UltraShort Funds or downward single-day or intraday movements in the underlying benchmark of the Ultra Funds, even if the underlying benchmark maintains a level greater than zero at all times.

Inverse positions can also result in the total loss of an investor’s investment. For the Short Funds, a single-day or intraday increase in the level of the Fund’s benchmark approaching 100% could result in the total loss or almost total loss of an investor’s investment even if such Fund’s benchmark subsequently moves lower.

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

With regard to the VIX Funds, several factors may affect the price and/or liquidity of VIX futures contracts and other assets, if any, owned by a VIX Fund, including, but not limited to:

•	Prevailing market prices and forward volatility levels of the U.S. stock markets, the S&P 500, the equity securities included in the S&P 500 and prevailing market prices of options on the S&P 500, the VIX, options on the VIX, the relevant VIX futures contracts, or any other financial instruments related to the S&P 500 and the VIX or VIX futures contracts;

•	Interest rates;

•	Economic, financial, political, regulatory, geographical, biological or judicial events that affect the level of the Index or the market price or forward volatility of the U.S. stock markets, the equity securities included in the S&P 500, the S&P 500, the VIX or the relevant futures or option contracts on the VIX;

•	Supply and demand as well as hedging activities in the listed and OTC equity derivatives markets;

•	Disruptions in trading of the S&P 500, futures contracts on the S&P 500 or options on the S&P 500; and

•	The level of contango or backwardation in the VIX futures contracts market.

These factors interrelate in complex ways, and the effect of one factor on the market value of a Fund may offset or enhance the effect of another factor. In addition, the impact of changes in the level of a commodity index or the value of a commodity or currency will affect investors differently depending upon the Managed Futures Fund, Commodity Index Fund, Commodity Fund, Currency Fund or VIX Fund in which an investor invests. Daily increases in the level of a commodity index or a VIX futures index or the value of a commodity or currency will negatively impact the daily performance of Shares of the Short and UltraShort Commodity Index, Commodity, Currency or VIX Funds.

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

Risks specific to ProShares UltraShort Euro, ProShares Short Euro and ProShares Ultra Euro

The European financial markets and the value of the euro have experienced significant volatility, in part related to unemployment, budget deficits and economic downturns. In addition, several member countries of the Economic and Monetary Union of the EU have experienced credit rating downgrades, rising government debt levels and, for certain EU member countries (including Greece, Spain, Portugal, Ireland and Italy), weaknesses in sovereign debt. These events, along with decreasing imports or exports, changes in governmental or EU regulations on trade, the default or threat of default by an EU member country on its sovereign debt and/or an economic recession in an EU member country may continue to cause prolonged volatility in euro-related investments.

In addition, given recent events, it is possible that the euro could be abandoned in the future by countries that have already adopted its use. If this were to occur, the value of the euro could fluctuate or decline drastically. Increased volatility related to the euro could exacerbate the effects of daily compounding on the performance of each of ProShares UltraShort Euro, ProShares Short Euro and ProShares Ultra Euro over periods longer than a single day. If the euro is abandoned by all countries that have adopted its use, the Fund may be forced to switch benchmarks or liquidate.

ProShares Ultra Australian Dollar has received a potential delisting letter from NYSE Regulation, Inc. If the Fund is delisted, investors may not have an active trading market for the Fund’s Shares, and the Fund would likely be forced to liquidate.

On September 9, 2014, NYSE Regulation, Inc. (“NYSE Regulation”) sent a letter informing the Sponsor that ProShares Ultra Australian Dollar failed to comply with continued NYSE Arca Equities, Inc. listing standards regarding its number of record or beneficial holders. The Sponsor sent a written plan (“Plan”) to the NYSE Regulation designed to increase and sustain a higher number of record or beneficial holders. Upon review and consideration of the Plan, the NYSE Regulation Staff has granted an extension allowing the continued listing of ProShares Ultra Australian Dollar through at least March 23, 2015. There is no guarantee that the Fund will be able to meet the continued listing standards and avoid a delisting action after that date. If the Fund is delisted, there will not be an active trading market for the Fund’s Shares. If investors need to sell their Fund Shares at a time when no active market for them exists, the price investors receive for the Fund’s Shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist. In addition, if the Fund is delisted, the Fund would likely be forced to liquidate.

Risks Specific to the VIX Funds

In addition to the risks described elsewhere in this “Risk Factors” section, the following risks apply to the VIX Funds.

The VIX Funds are benchmarked to a VIX Futures Index. They are not benchmarked to the VIX or actual realized volatility of the S&P 500.

The level of each VIX Futures Index is based on the value of the relevant VIX futures contracts based on the Chicago Board Options Exchange, Incorporated Volatility Index (the “VIX”) comprising the applicable VIX Futures Index. Each VIX Fund is benchmarked to its respective VIX Futures Index. The VIX Funds are not linked to the VIX (which is a measure of implied volatility of the S&P 500 over the next 30 days derived from option prices), to realized volatility of the S&P 500 or to the options that underlie the VIX calculation. Each VIX Fund should be expected to perform very differently from the VIX over all periods of time. In many cases, the VIX Futures Indexes will significantly underperform the VIX.

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

In the past, the level of the VIX has typically reverted over the longer term to a historical mean, and its absolute level has been constrained within a band. As such, the potential upside of long or short exposure to VIX futures contracts may be limited, and any gains may be subject to sharp reversals during such reversions to the mean.

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

Being materially over- or under-exposed to its benchmark may prevent such Funds from achieving a high degree of correlation with their applicable underlying benchmark. Market disruptions or closures, large movements of assets into or out of a Fund, regulatory restrictions or extreme market volatility will adversely affect such Fund’s ability to maintain a high degree of correlation. The number of components included in the applicable benchmark index across which a Fund needs to allocate, and the frequency at which it rebalances its portfolio (and related costs), may also impact correlation.

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

Other than for cash management purposes, the Funds are not actively managed by traditional methods (e.g., by effecting changes in the composition of a portfolio on the basis of judgments relating to economic, financial and market considerations with a view toward obtaining positive results under all market conditions). Rather, each Fund seeks investment results that correspond (before fees and expenses) to the performance of, or a multiple, the inverse, or an inverse multiple of the daily performance of a benchmark in accordance with each Fund’s investment objective, even during periods in which the benchmark is flat or moving in a manner which causes the NAV of a Fund to decline. It is possible to lose money over time regardless of the performance of an underlying benchmark, due to the effects of daily rebalancing, volatility and compounding (see “Correlation Risks Specific to the Geared Funds” in this Annual Report on Form 10-K for additional details).

The assets that the Funds invest in can be highly volatile and the Funds may experience large losses when buying, selling or holding such instruments.

Investments linked to volatility, commodity, currency or fixed income markets can be highly volatile compared to investments in traditional securities and the Funds may experience large losses. The value of these investments may be affected by changes in overall market movements, commodity or currency benchmarks (as the case may be), volatility, changes in interest rates or factors affecting a particular industry, commodity or currency. For example, commodity futures contracts (as may be held by the Managed Futures Fund or the Commodity Index Funds) may be affected by numerous factors, including drought, floods, fires, weather, livestock diseases, pipeline ruptures or spills, embargoes, tariffs and international, economic, political or regulatory developments. In particular, trading in VIX futures contracts and trading in natural gas futures contracts (or other Financial Instruments linked to natural gas) have been very volatile and can be expected to be very volatile in the future. High volatility may have an adverse impact on the Funds beyond the impact of any performance-based losses of the underlying benchmark.

Potential negative impact from rolling futures positions.

Certain of the Funds invest in or have exposure to futures contracts and are subject to risks related to rolling. The contractual obligations of a buyer or seller holding a futures contract to expiration may generally be satisfied by settling in cash as designated in the contract specifications. Alternatively, futures contracts may be closed out prior to expiration by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of settlement. Once this date is reached, the futures contract “expires.” As the futures contracts held by a Fund near expiration, they are generally closed out and replaced by contracts with a later expiration. This process is referred to as “rolling.” The Funds do not intend to take physical delivery of any reference asset underlying a futures contract, but instead to “roll” their respective positions.

When the market for these contracts is such that the prices are higher in the more distant delivery months than in the nearer delivery months, the sale during the course of the “rolling process” of the more nearby contract would take place at a price that is lower than the price of the more distant contract. This pattern of higher futures prices for longer expiration futures contracts is often referred to as “contango.” Alternatively, when the market for these contracts is such that the prices are higher in the nearer months than in the more distant months, the sale during the course of the “rolling process” of the more nearby contract would take place at a price that is higher than the price of the more distant contract. This pattern of higher futures prices for shorter expiration futures contracts is referred to as “backwardation.”

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

There have been extended periods in which contango or backwardation has existed in the futures contract markets for various types of futures contracts, and such periods can be expected to occur in the future. These extended periods have in the past and can in the future cause significant loses for the Funds, and the periods can have as much or more impact over time than movements in the level of a Fund’s benchmark.

The Commodity Funds do not invest in bullion itself as certain other exchange-traded products do. Rather, the Commodity Funds use Financial Instruments to gain exposure to these precious metals. Not investing directly in bullion may introduce additional tracking error and these Commodity Funds are subject to the effects of contango and backwardation described above.

Using Financial Instruments such as forwards and futures in an effort to replicate the performance (or inverse performance) of gold and silver bullion may introduce tracking error to the performance of the Commodity Funds. While prices of Financial Instruments are, as a rule, related to the prices of an underlying cash market, they are not perfectly correlated. In addition, the use of Financial Instruments causes the need to roll futures or forward contracts as described above and the resulting possibility that contango or backwardation can occur Gold and silver historically exhibit contango markets during most periods. The existence of historically prevalent contango markets would be expected to adversely impact the Ultra Funds. Alternatively, the existence of historically prevalent backwardated markets would be expected to adversely impact the Ultra Funds.

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

The Funds may utilize exchange-traded Financial Instruments. It may not be possible to gain exposure to the benchmarks with these Financial Instruments in the future. If these Financial Instruments cease to be traded on regulated exchanges, they may be replaced with Financial Instruments traded on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such Financial Instruments, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the provisions of, and the protections afforded by, the Commodity Exchange Act (the “CEA”), or other applicable statutes and related regulations, that govern trading on regulated U.S. futures exchanges, or similar statutes and regulations that govern trading on regulated U.K. futures exchanges. In addition, many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities, and the inclusion of such contracts in a benchmark, may be subject to certain risks not presented by U.S. or U.K. exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

Fees are charged regardless of a Fund’s returns and may result in depletion of assets.

The Funds are subject to the fees and expenses described herein which are payable irrespective of a Fund’s returns, as well as the effects of commissions, trading spreads, and embedded financing, borrowing costs and fees associated with applicable swaps, forwards, futures contracts, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality, short-term fixed-income or similar securities. Additional charges may include other fees as applicable.

For the Funds linked to an index, changes implemented by the index provider or the CBOE that affect the composition and valuation of the index could adversely affect the value of an investment in a Fund’s Shares.

The VIX Fund, the Managed Futures Fund and the Commodity Index Funds are linked to indexes maintained by an index provider, either Standard & Poor’s (“S&P”) or Bloomberg, as applicable, each of which is unaffiliated with the Funds or the Sponsor. The policies implemented by each index provider concerning the calculation of the level of an index or the composition of an index could affect the level of an index and, therefore, the value of the corresponding Fund’s Shares. An index provider may change the composition of the indexes, or make other methodological changes that could change the level of an index. Additionally, an index provider may alter, discontinue or suspend calculation or dissemination of an index. Any of these actions could adversely affect the value of Shares of a Fund using that index as a benchmark. An index provider has no obligation to consider Fund shareholder interests in calculating or revising an index. In addition, for the VIX Fund, the CBOE can make methodological changes to the calculation of the VIX that could affect the value of VIX futures contracts and, consequently, the value of the VIX Fund’s Shares. There can be no assurance that the CBOE will not change the VIX calculation methodology in a way which may affect the value of the VIX Fund’s Shares. The CBOE may also alter, discontinue or suspend calculation or dissemination of the VIX and/or exercise settlement value. Any of these actions could adversely affect the value of such Fund’s Shares.

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

Certain of the Funds will use swap agreements and/or forward contracts as a means to achieve their respective investment objectives. Such Funds will use either swap agreements and/or forward contracts referencing their respective benchmarks or in other swap agreements or forward contracts if such instruments tend to exhibit trading prices or returns that correlate with its benchmark or a component of the benchmark and will further the investment objective of the Fund. Each of the other Funds may invest in swap agreements (for the Managed Futures Fund, the VIX Funds and the Natural Gas Funds) or forward contracts (for the other Currency Funds: ProShares Short Euro, ProShares Ultra Australian Dollar and ProShares UltraShort Australian Dollar) if position accountability rules or position limits are reached with respect to specific futures contracts or the market for a specific futures contract experiences emergencies (e.g., natural disaster, terrorist attack or an act of God) or disruptions (e.g., a trading halt or a flash crash) that prevent such Fund from obtaining the appropriate amount of investment exposure to the affected futures contract or certain other futures contracts. Although unlikely, the Funds, under these circumstances, could have 100% exposure to swap agreements or forward contracts, as applicable.

Swap agreements and forward contracts are generally traded in over-the–counter markets and have only recently become subject to regulation by the by the Commodity Futures Trading Commission (the “CFTC”). CFTC rules, however, do not cover all types of swap agreements and forward contracts. Investors, therefore, may not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with each Fund’s swap agreements or forward contracts. The lack of regulation in these markets could expose investors to significant losses under certain circumstances, including in the event of trading abuses or financial failure by participants.

The Funds will be subject to credit risk with respect to the counterparties to the derivatives contracts (whether a clearing corporation in the case of cleared instruments or another third party in the case of OTC uncleared instruments). Unlike in futures contracts, the counterparty to uncleared swap agreements or forward contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, a Fund is subject to increased credit risk with respect to the amount it expects to receive from counterparties to uncleared swaps and forward contracts entered into as part of that Fund’s principal investment strategy. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund could suffer significant losses on these contracts and the value of an investor’s investment in a Fund may decline.

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

OTC swaps and forward contracts of the type that may be utilized by the Funds are less liquid than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are generally entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, are not transferable without the consent of the counterparty. These agreements contain various conditions, events of default, termination events, covenants and representations. The triggering of certain events or the default on certain terms of the agreement could allow a party to terminate a transaction under the agreement and request immediate payment in an amount equal to the net positions owed the party under the agreement. For example, if the level of the Fund’s benchmark has a dramatic intraday move that would cause a material decline in the Fund’s NAV, the terms of the swap may permit the counterparty to immediately close out the transaction with the Fund. In that event, it may not be possible for the Fund to enter into another swap agreement or to invest in other Financial Instruments necessary to achieve the desired exposure consistent with the Fund’s objective. This, in turn, may prevent the Fund from achieving its investment objective, particularly if the level of the Fund’s benchmark reverses all or part of its intraday move by the end of the day. In addition, cleared derivatives transactions benefit from daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries. Transactions entered into directly between two counterparties generally do not benefit from such protections. This exposes the Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Funds to suffer a loss.

As of December 31, 2014, the Funds’ approved counterparties for swap agreements and forward contracts are: Deutsche Bank AG, UBS AG, Goldman Sachs International and Société Générale. The Sponsor regularly reviews the performance of its counterparties for, among other things, creditworthiness and execution quality. In addition, the Sponsor periodically considers the addition of new counterparties. Thus, the list of counterparties noted above may change at any time. Each day, the Funds disclose their portfolio holdings as of the prior Business Day (as such term is defined in “Creation and Redemption of Shares-Creation Procedures” in Part I, Item 1 of this Annual Report on Form 10-K). Each Fund’s portfolio holdings identifies its counterparties, as applicable. This portfolio holdings information may be accessed through the web on the Sponsor’s website at www.ProShares.com.

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

The counterparty risk for cleared derivatives transactions is generally lower than for uncleared OTC derivatives since generally a clearing organization becomes substituted for each counterparty to a cleared derivatives contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing house for performance of financial obligations. However, there can be no assurance that the clearing house, or its members, will satisfy its obligations to the Fund.

Historical correlation trends between Fund benchmarks and other asset classes may not continue or may reverse, limiting or eliminating any potential diversification or other benefit from owning a Fund.

To the extent that an investor purchases a Fund seeking diversification benefits based on the historic correlation (whether positive or negative) between the returns of that Fund or its underlying benchmark and other asset classes, such historic correlation may not continue or may reverse itself. In this circumstance, the diversification or other benefits sought may be limited or nonexistent.

Investors cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Funds.

Investors cannot be assured that the Sponsor will be able to continue to service the Funds for any length of time. If the Sponsor discontinues its activities on behalf of the Funds, the Funds may be adversely affected, as there may be no entity servicing the Funds for a period of time. If the Sponsor’s registrations with the CFTC or memberships in the NFA were revoked or suspended, the Sponsor would no longer be able to provide services and/or to render advice to the Funds. If the Sponsor were unable to provide services and/or advice to the Funds, the Funds would be unable to pursue their investment objectives unless and until the Sponsor’s ability to provide services and advice to the Funds was reinstated or a replacement for the Sponsor as commodity pool operator could be found. Such an event could result in termination of the Funds.

The lack of active trading markets for the Shares of the Funds may result in losses on investors’ investments at the time of disposition of Shares.

Although the Shares of the Funds are publicly listed and traded on the applicable Exchange, there can be no guarantee that an active trading market for the Shares of the Funds will develop or be maintained. If investors need to sell their Shares at a time when no active market for them exists, the price investors receive for their Shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist.

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

The NAV per Share of a Fund changes as fluctuations occur in the market value of a Fund’s portfolio. Investors should be aware the public trading price per Share of a Fund may be different from the NAV per Share of the Fund (i.e., the secondary market price may trade at a premium or discount to NAV). Consequently, an Authorized Participant may be able to create or redeem a Creation Unit of a Fund at a discount or a premium to the public trading price per Share of that Fund.

Authorized Participants or their clients or customers may have an opportunity to realize a profit if they can purchase a Creation Unit at a discount to the public trading price of the Shares of a Fund or can redeem a Creation Unit at a premium over the public trading price of the Shares of a Fund. The Sponsor expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track the NAV per Share of the Funds closely over time.

The value of a Share may be influenced by non-concurrent trading hours between the applicable Exchange and the market in which the Financial Instruments (or related reference assets) held by a Fund are traded. The Shares of each Fund trade on the applicable Exchange, from 9:30 a.m. to 4:00 p.m. (Eastern Time). The Financial Instruments (and/or the related reference assets) held by a particular Fund, however, may have different fixing or settlement times. Consequently, liquidity in the Financial Instruments (and/or the reference assets) may be reduced after such fixing or settlement time. As a result, during the time when the applicable Exchange is open but after the applicable fixing or settlement time of an underlying component, trading spreads and the resulting premium or discount on the Shares of a Fund may widen, and, therefore, may increase the difference between the price of the Shares of a Fund and the NAV of such Shares. Furthermore, the NAVs for certain Funds are determined prior to the close of the applicable Exchange, and the NAVs for certain Funds are determined at 4:15 p.m. (Eastern Time) after the close of its applicable Exchange. Consequently, for those Funds, the closing market price per Share may differ from the NAV per Share at the end of each day. Also, during the time when the Exchange is open but the Fund’s NAV has already been determined (or, in the case of a VIX Fund, closed but before the determination of its NAV), there could be market developments or other events that cause or exacerbate the difference between the price of the Shares of such Funds and the NAV of such Shares.

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

Trading on exchanges outside the United States is generally not subject to U.S. regulation and may result in different or diminished investor protections.

Some of the Funds’ trading may be conducted on exchanges outside the United States. Trading on such exchanges is generally not regulated by any U.S. governmental agency and may involve certain risks not applicable to trading on U.S. exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, the Shares are subject to the risk of adverse exchange rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such investors would not have otherwise been subject had the Funds’ trading been limited to U.S. markets.

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

Investors may be adversely affected by an overstatement or understatement of the NAV calculation of the Funds due to the valuation method employed on the date of the NAV calculation.

Calculating the NAV of the Funds includes, in part, any unrealized profits or losses on open Financial Instrument positions. Under normal circumstances, the NAV of a Fund reflects the value of the Financial Instruments held by a Fund, as of the time the NAV is calculated. However, if any of the Financial Instruments held by a Fund could not be purchased or sold on a day when a Fund is accepting creation and redemption orders (due to the operation of daily limits or other rules of an exchange or otherwise), a Fund may be improperly exposed which could cause it to fail to meet its stated investment objective. Alternatively, a Fund may attempt to calculate the fair value of such Financial Instruments. In such a situation, there is a risk that the calculation of the relevant benchmark, and therefore, the NAV of the applicable Fund on such day, may not accurately reflect the realizable market value of the Financial Instruments underlying such benchmark.

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

Only Authorized Participants may create or redeem Creation Units. All other investors that desire to purchase or sell Shares must do so through the NYSE Arca or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to NAV per Share.

The applicable Exchange may halt trading in the Shares of a Fund which would adversely impact investors’ ability to sell Shares.

Trading in Shares of a Fund may be halted due to market conditions or, in light of the applicable Exchange rules and procedures, for reasons that, in the view of the applicable Exchange, make trading in Shares of a Fund inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified decline or rise in a market index (e.g., the Dow Jones Industrial Average) or in the price of a Fund’s Shares. Additionally, the ability to short sell a Fund’s Shares may be restricted when there is a 10% or greater change from the previous day’s official closing price. There can be no assurance that the requirements necessary to maintain the listing of the Shares of a Fund will continue to be met or will remain unchanged.

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

Failure of the FCMs to segregate assets may increase losses in the Funds.

The CEA requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. There is a risk that assets deposited by the Sponsor on behalf of the Funds as margin with the FCMs may, in certain circumstances, be used to satisfy losses of other clients of the FCMs. If an FCM fails to segregate the funds received from the Sponsor, the assets of the Funds might not be fully protected in the event of the FCM’s bankruptcy. Furthermore, in the event of an FCM’s bankruptcy, Fund Shares could be limited to recovering only a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts, even though certain property specifically traceable to a particular Fund was held by the FCM. Each FCM may, from time to time, be the subject of certain regulatory and private causes of action.

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

A court could potentially conclude that the assets and liabilities of one Fund are not segregated from those of another Fund and may thereby potentially expose assets in a Fund to the liabilities of another Fund.

Each Fund is a separate series of a Delaware statutory trust and not itself a separate legal entity. Section 3804(a) of the Delaware Statutory Trust Act, as amended (the “DSTA”) provides that if certain provisions are in the formation and governing documents of a statutory trust organized in series, and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records (directly or indirectly, including through a nominee or otherwise) and accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof, and none of the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the statutory trust generally or any other series thereof shall be enforceable against the assets of such series. The Sponsor is not aware of any court case that has interpreted Section 3804(a) of the DSTA or provided any guidance as to what is required for compliance. The Sponsor maintains separate and distinct records for each Fund and accounts for them separately, but it is possible a court could conclude that the methods used did not satisfy Section 3804(a) of the DSTA and thus potentially expose assets in a Fund to the liabilities of another Fund.

There may be circumstances that could prevent a Fund from being operated in a manner consistent with its investment objective and principal investment strategies.

There may be circumstances outside the control of the Sponsor and/or a Fund that make it, for all practical purposes, impossible to re-position such Fund and/or to process a purchase or redemption order. Examples of such circumstances include: natural disasters; public service disruptions or utility problems such as those caused by fires, floods, extreme weather conditions, and power outages resulting in telephone, telecopy, and computer failures; market conditions or activities causing trading halts; systems failures involving computer or other information systems affecting the aforementioned parties, as well as the Depository Trust Company (“DTC”), the National Securities Clearing Corporation (“NSCC”), or any other participant in the purchase process; and similar extraordinary events. Accordingly, while the Sponsor has implemented and tested a business continuity plan that transfers functions of any disrupted facility to another location and has effected a disaster recovery plan, circumstances, such as those above, may prevent a Fund from being operated in a manner consistent with its investment objective and/or principal investment strategies.

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

The U.S. derivatives markets and market participants have been subject to comprehensive regulation, not only by the CFTC but also by self regulatory organizations, including the NFA and the exchanges on which the derivatives contracts are traded and/or cleared. As with any regulated activity, changes in regulations may have unexpected results. For example, changes in the amount or quality of the collateral that traders in derivatives contracts are required to provide to secure their open positions, or in the limits on number or size of positions that a trader may have open at a given time, may adversely affect the ability of the Funds to enter into certain transactions that could otherwise present lucrative opportunities. Considerable regulatory attention has been focused on non-traditional investment pools which are publicly distributed in the United States. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in the Funds or the ability of the Funds to continue to implement their investment strategies.

In addition, the SEC, CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of swaps, forwards and futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Funds is impossible to predict, but could be substantial and adverse.

In particular, the Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act has made and will continue to make sweeping changes to the way in which the U.S. financial system is supervised and regulated. Title VII of the Dodd-Frank Act sets forth a new legislative framework for OTC derivatives, including certain Financial Instruments, such as swaps, in which certain of the Funds may invest. Title VII of the Dodd-Frank Act makes broad changes to the OTC derivatives market, grants significant new authority to the SEC and the CFTC to regulate OTC derivatives and market participants, and will require clearing and exchange trading of many OTC derivatives transactions.

Provisions in the Dodd-Frank Act include the requirement that position limits on commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the Dodd-Frank Act and applicable regulations; and the mandatory use of clearinghouse mechanisms for many OTC derivatives transactions.

The CFTC, the SEC and other federal regulators have been tasked with developing the rules and regulations enacting the provisions of the Dodd-Frank Act. While certain regulations have been promulgated and are already in effect, it is not possible at this time to assess the exact nature and full scope of the impact of the Dodd-Frank Act on any of the Funds. The new legislation and the related regulations that may be promulgated in the future may negatively impact a Fund’s ability to meet its investment objective either through limits on its investments or requirements imposed on it or any of its counterparties. In particular, new requirements, including capital requirements and mandatory clearing of OTC derivatives transactions, may increase the cost of a Fund’s investments and the cost of doing business, which could adversely affect investors.

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

In connection with these limits, the Dodd-Frank Act has required the CFTC to adopt regulations establishing speculative position limits applicable to regulated futures and OTC derivatives and impose aggregate speculative position limits across regulated U.S. futures, OTC positions and certain futures contracts traded on non-U.S. exchanges. In accordance with this mandate, in October 2011 the CFTC finalized rules that established position limits with respect to 28 physical delivery commodity futures and options contracts, as well as to swaps that are economically equivalent to such contracts. The new position limits established by the CFTC would apply with respect to contracts traded on all U.S. and certain foreign exchanges on an aggregate basis. In addition, the CFTC required U.S. commodities exchanges to establish corresponding speculative position limits. Under the adopted CFTC regulations, all accounts owned or managed by an entity that is responsible for such accounts’ trading decisions, their principals and their affiliates would be combined for position limit purposes.

In September 2012, the U.S. District Court in Washington, D.C. struck down these CFTC position limit rules adopted in connection with the Dodd-Frank Act, remanding such rules to the CFTC to resolve various issues identified in the court’s decision. On November 5, 2013, the CFTC re-proposed regulations on position limits with respect to the 28 physical delivery commodity futures and options contracts, as well as to swaps that are economically equivalent to such contracts. The proposed position limits would apply with respect to contracts traded on all U.S. and certain foreign exchanges on an aggregate basis. In addition, the CFTC proposed amendments to the requirement of U.S. commodities exchanges to establish corresponding speculative position limits. Under the proposed CFTC regulations, all accounts owned or managed by an entity that is responsible for such accounts’ trading decisions, their principals and their affiliates would be combined for position limit purposes. Although it is unclear what future position limit rules will be, the Sponsor is subject to current position and accountability limits established by the CFTC and exchanges. Accordingly, it may be required to reduce the size of outstanding positions or not enter into new positions that would otherwise be taken for the Funds or not trade certain markets on behalf of the Funds in order to comply with those limits or any future limits established by the CFTC and the relevant exchanges. Derivatives contract prices could move to a limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of derivatives positions and potentially subjecting the Funds to substantial losses or periods in which such Funds do not create additional Creation Units. Modification of trades made by the Trust, if required, could adversely affect the Trust’s operations and profitability and significantly limit the Trust’s ability to reinvest income in additional contracts, create additional Creation Units, or add to existing positions in the desired amount.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	Eight of the Funds, ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Euro and ProShares Ultra Yen, commenced trading on the NYSE Arca on November 25, 2008. Four of the Funds, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares Ultra Gold, and ProShares Ultra Silver, commenced trading on the NYSE Arca on December 3, 2008. Two of the Funds, ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF, commenced trading on the NYSE Arca on January 3, 2011. Two of the Funds, ProShares Ultra VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF, commenced trading on the NYSE Arca on October 3, 2011. Two of the Funds, ProShares UltraShort Bloomberg Natural Gas and ProShares Ultra Bloomberg Natural Gas, commenced trading on the NYSE Arca on October 4, 2011. One of the Funds, ProShares Short Euro, commenced trading on the NYSE Arca on June 26, 2012. Two of the Funds, ProShares UltraShort Australian Dollar and ProShares Ultra Australian Dollar, commenced trading on the NYSE Arca on July 17, 2012. One of the Funds, ProShares Managed Futures Strategy, commenced trading on the NYSE Arca on October 1, 2014. The following tables set forth the ranges of reported high and low sales prices of each Fund’s Shares as reported on the NYSE Arca for the periods indicated below.

Fiscal Year 2014

Fund	High	Low
ProShares Managed Futures Strategy
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	22.15	19.50
ProShares VIX Short-Term Futures ETF
First Quarter	$36.91	$26.66
Second Quarter	30.88	18.84
Third Quarter	23.51	17.86
Fourth Quarter	29.68	17.06
ProShares VIX Mid-Term Futures ETF*
First Quarter	$84.92	$73.56
Second Quarter	76.08	61.60
Third Quarter	67.20	58.20
Fourth Quarter	77.84	59.05
ProShares Short VIX Short-Term Futures ETF*
First Quarter	$71.80	$49.80
Second Quarter	89.20	55.86
Third Quarter	93.33	68.65
Fourth Quarter	80.94	48.29
ProShares Ultra VIX Short-Term Futures ETF*
First Quarter	$108.41	$58.40
Second Quarter	71.72	26.06
Third Quarter	39.11	22.22
Fourth Quarter	56.28	17.62
ProShares UltraShort Bloomberg Commodity
First Quarter	$63.49	$52.13
Second Quarter	55.31	49.66
Third Quarter	72.95	52.47
Fourth Quarter	87.44	67.37
ProShares UltraShort Bloomberg Crude Oil
First Quarter	$36.64	$27.10
Second Quarter	30.02	24.06
Third Quarter	31.78	24.31
Fourth Quarter	80.24	29.57

Fund	High	Low
ProShares UltraShort Bloomberg Natural Gas
First Quarter	$76.94	$34.00
Second Quarter	45.82	35.39
Third Quarter	56.10	40.03
Fourth Quarter	84.00	37.00
ProShares UltraShort Gold
First Quarter	$100.84	$76.83
Second Quarter	94.80	82.11
Third Quarter	98.69	80.41
Fourth Quarter	109.22	91.01
ProShares UltraShort Silver
First Quarter	$92.60	$68.26
Second Quarter	93.00	71.66
Third Quarter	110.00	69.36
Fourth Quarter	131.34	97.46
ProShares Short Euro
First Quarter	$36.30	$35.15
Second Quarter	36.17	35.06
Third Quarter	38.56	35.60
Fourth Quarter	40.04	37.15
ProShares UltraShort Australian Dollar
First Quarter	$48.89	$42.22
Second Quarter	42.80	40.26
Third Quarter	46.23	39.55
Fourth Quarter	52.36	43.86
ProShares UltraShort Euro
First Quarter	$17.74	$16.50
Second Quarter	17.51	16.50
Third Quarter	20.09	17.03
Fourth Quarter	21.61	19.11
ProShares UltraShort Yen
First Quarter	$70.50	$64.61
Second Quarter	68.77	64.74
Third Quarter	75.85	64.63
Fourth Quarter	92.61	69.51
ProShares Ultra Bloomberg Commodity
First Quarter	$23.50	$18.51
Second Quarter	23.65	20.76
Third Quarter	21.93	17.00
Fourth Quarter	19.13	12.86
ProShares Ultra Bloomberg Crude Oil
First Quarter	$36.71	$27.62
Second Quarter	40.17	32.79
Third Quarter	39.69	29.52
Fourth Quarter	32.35	9.84
ProShares Ultra Bloomberg Natural Gas
First Quarter	$64.36	$34.86
Second Quarter	54.35	42.94
Third Quarter	45.60	31.59
Fourth Quarter	41.19	15.45
ProShares Ultra Gold
First Quarter	$54.53	$41.80
Second Quarter	49.85	43.15
Third Quarter	50.43	40.30
Fourth Quarter	43.54	35.98

Fund	High	Low
ProShares Ultra Silver*
First Quarter	$80.77	$60.50
Second Quarter	72.07	56.25
Third Quarter	74.31	45.20
Fourth Quarter	50.18	36.62
ProShares Ultra Australian Dollar
First Quarter	$34.46	$30.07
Second Quarter	35.69	34.18
Third Quarter	36.50	30.99
Fourth Quarter	31.82	27.43
ProShares Ultra Euro
First Quarter	$26.75	$24.93
Second Quarter	26.61	25.07
Third Quarter	25.80	21.72
Fourth Quarter	26.10	19.80
ProShares Ultra Yen
First Quarter	$20.25	$18.71
Second Quarter	20.15	18.95
Third Quarter	20.05	16.96
Fourth Quarter	18.75	13.73

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

Fiscal Year 2013

Fund	High	Low
ProShares Managed Futures Strategy
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	—	—
ProShares VIX Short-Term Futures ETF*
First Quarter	$79.10	$53.95
Second Quarter	62.40	48.52
Third Quarter	55.61	36.08
Fourth Quarter	46.75	27.58
ProShares VIX Mid-Term Futures ETF*
First Quarter	$132.40	$104.08
Second Quarter	116.92	96.00
Third Quarter	112.92	87.92
Fourth Quarter	99.60	76.64
ProShares Short VIX Short-Term Futures ETF*
First Quarter	$47.52	$34.97
Second Quarter	50.43	35.15
Third Quarter	57.82	39.33
Fourth Quarter	69.95	43.63
ProShares Ultra VIX Short-Term Futures ETF*
First Quarter	$713.60	$300.80
Second Quarter	359.36	224.80
Third Quarter	284.68	115.52
Fourth Quarter	190.00	62.64

ProShares UltraShort Bloomberg Commodity
First Quarter	$58.21	$48.98
Second Quarter	65.04	54.54
Third Quarter	68.89	53.88
Fourth Quarter	66.59	56.76
ProShares UltraShort Bloomberg Crude Oil
First Quarter	$42.94	$35.47
Second Quarter	45.99	34.68
Third Quarter	35.82	26.51
Fourth Quarter	36.61	29.07
ProShares UltraShort Bloomberg Natural Gas*
First Quarter	$118.16	$69.02
Second Quarter	90.29	58.12
Third Quarter	110.45	74.89
Fourth Quarter	106.41	60.25
ProShares UltraShort Gold
First Quarter	$71.54	$60.45
Second Quarter	114.96	67.65
Third Quarter	109.95	77.75
Fourth Quarter	106.44	82.35
ProShares UltraShort Silver
First Quarter	$56.09	$43.05
Second Quarter	116.25	55.71
Third Quarter	111.70	61.59
Fourth Quarter	96.24	65.93
ProShares Short Euro
First Quarter	$39.75	$36.51
Second Quarter	39.10	36.81
Third Quarter	38.47	36.41
Fourth Quarter	36.70	35.51
ProShares UltraShort Australian Dollar
First Quarter	$39.19	$36.31
Second Quarter	46.89	35.83
Third Quarter	49.07	42.01
Fourth Quarter	47.93	39.89
ProShares UltraShort Euro
First Quarter	$20.22	$17.56
Second Quarter	20.10	18.17
Third Quarter	20.07	17.64
Fourth Quarter	18.24	16.90
ProShares UltraShort Yen
First Quarter	$62.07	$50.83
Second Quarter	70.80	57.18
Third Quarter	66.71	59.45
Fourth Quarter	70.92	60.31
ProShares Ultra Bloomberg Commodity
First Quarter	$26.50	$22.30
Second Quarter	23.70	18.40
Third Quarter	21.36	18.03
Fourth Quarter	21.41	18.41
ProShares Ultra Bloomberg Crude Oil
First Quarter	$33.17	$27.08
Second Quarter	31.87	24.75
Third Quarter	40.02	30.59
Fourth Quarter	36.09	28.05

ProShares Ultra Bloomberg Natural Gas
First Quarter	$52.25	$33.14
Second Quarter	59.72	35.35
Third Quarter	41.50	27.68
Fourth Quarter	45.63	26.84
ProShares Ultra Gold
First Quarter	$87.58	$73.60
Second Quarter	77.44	41.30
Third Quarter	58.80	42.71
Fourth Quarter	53.11	40.09
ProShares Ultra Silver*
First Quarter	$200.56	$148.40
Second Quarter	148.08	60.04
Third Quarter	106.08	61.84
Fourth Quarter	89.92	59.88
ProShares Ultra Australian Dollar
First Quarter	$43.09	$40.32
Second Quarter	42.87	32.98
Third Quarter	35.55	30.96
Fourth Quarter	36.96	31.00
ProShares Ultra Euro
First Quarter	$26.13	$22.63
Second Quarter	25.01	21.58
Third Quarter	25.44	22.39
Fourth Quarter	26.36	24.11
ProShares Ultra Yen
First Quarter	$28.20	$22.52
Second Quarter	24.41	19.50
Third Quarter	23.50	20.21
Fourth Quarter	22.15	18.59

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

The approximate number of holders of the Shares of each Fund as of December 31, 2014 was as follows:

Fund	Number of Holders
ProShares Managed Futures Strategy	57
ProShares VIX Short-Term Futures ETF	6,904
ProShares VIX Mid-Term Futures ETF	2,656
ProShares Short VIX Short-Term Futures ETF	10,164
ProShares Ultra VIX Short-Term Futures ETF	18,908
ProShares UltraShort Bloomberg Commodity	183
ProShares UltraShort Bloomberg Crude Oil	4,761
ProShares UltraShort Bloomberg Natural Gas	373
ProShares UltraShort Gold	4,069
ProShares UltraShort Silver	4,016
ProShares Short Euro	487
ProShares UltraShort Australian Dollar	412
ProShares UltraShort Euro	18,914
ProShares UltraShort Yen	10,331
ProShares Ultra Bloomberg Commodity	384
ProShares Ultra Bloomberg Crude Oil	26,433
ProShares Ultra Bloomberg Natural Gas	4,439
ProShares Ultra Gold	8,205
ProShares Ultra Silver	28,510
ProShares Ultra Australian Dollar	28
ProShares Ultra Euro	214
ProShares Ultra Yen	262
Total:	150,710

The Funds made no distributions to Shareholders during the fiscal year ended December 31, 2014. The Funds have no obligation to make periodic distributions to Shareholders.

b) The Trust initially registered Shares on its Registration Statement on Form S-1 (File No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (File No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all registered Shares and re-allocated the remaining amount of the registered Shares among the Funds listed on its Registration Statement on Form S-3 (File No. 333-163511), which became effective on December 4, 2009. It then registered additional Shares and/or added Funds pursuant to post-effective amendments to that Registration Statement on Form S-3, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a Registration Statement on Form S-1 (File No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a post-effective amendment to the Registration Statement on Form S-3 (File No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil and terminated the offerings for certain publicly offered Funds and certain Funds that had never been publicly offered. New offerings for those Funds that had been publicly offered were registered on an accompanying Registration Statement on Form S-1 (File No. 333-176878), which was also declared effective on June 26, 2012. On September 24, 2012, a Registration Statement on Form S-1 (File No. 333-183672) was declared effective, which registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF. This registration statement (File No. 333-183672) was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-176878). On September 27, 2012, a Registration Statement on Form S-3 (File No. 333-183674) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro. This registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-163511). On September 28, 2012, a post-effective amendment to a Registration Statement on Form S-1 (File No. 333-178707) was declared effective, terminating the proposed offerings of several unlaunched currency funds. On January 30, 2013, a Registration Statement on Form S-1 (File No. 333-185288) was declared effective. That registration statement, which registered additional Shares to ProShares Short VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statements (File Nos. 333-183672 and 333-178707). Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (File No. 333-193672) and Form S-3 Registration Statement (File No. 333-183674). On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy. On April 29, 2013, a Registration Statement on Form S-3 (File No. 333-187820) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (File 333-188215) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (File No. 333-189967) was declared effective, which registered additional Shares for ProShares Bloomberg Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-187820). On May 6, 2014, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-188215) was declared effective, updating the

Form S-1 Registration Statement by, among other things, incorporating by reference the audited financial statements for the fiscal year ended December 31, 2013. The post-effective amendment did not register any additional shares. On July 30, 2014, a Registration Statement on Form S-1 (File No. 333-196884) was declared effective, which partially terminated registered and unissued Shares of ProShares VIX Mid-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Euro, ProShares Ultra Yen and ProShares UltraShort Bloomberg Commodity. That registration statement was a combined prospectus and acted as a post-effective amendment to two Form S-1 registration statements (File Nos. 333-188215 and 333-185288). On July 30, 2014, a Registration Statement on Form S-3 (File No. 333-196885) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro and partially terminated registered and unissued Shares of ProShares Ultra Gold, ProShares Ultra Silver and ProShares UltraShort Silver. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-189967). Through the July 30, 2014 filings, ProShares Short VIX Short-Term Futures ETF was transferred from the Form S-1 to the Form S-3. On September 29, 2014, a Registration Statement on Form S-1 (File No. 333-198189) was declared effective, which registered a new offering of the Managed Futures Fund and acted as a post-effective amendment to the Form S-1 Registration Statement (File No. 333-196884). On November 25, 2014, a Registration Statement on Form S-1 (File No. 333-199642) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Silver. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-198189) and the Form S-3 registration statement (333-196885). On November 25, 2014, a Registration Statement on Form S-3 (File No. 333-199641) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-196885). Through the November 25, 2014 filings, ProShares UltraShort Silver was transferred from the Form S-3 to the Form S-1. Thus, as of December 31, 2014, the Trust continued to have two effective registration statements outstanding: 1) a Form S-1 Registration Statement (No. 333-199642); and 2) a Form S-3 Registration Statement (No. 333-199641).

Substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury securities or other high credit quality, short-term fixed-income or similar securities (such as shares of money market funds and collateralized repurchase agreements) that may in part be used for direct investment or deposited with the FCMs as margin in connection with futures contracts or in segregated accounts at the Funds’ custodian bank as collateral for swap agreements or forward contracts, as applicable. The Managed Futures Fund and each Geared Fund continuously offers and redeems its Shares in blocks of 50,000 Shares, and each Matching VIX Fund continuously offers and redeems Shares in blocks of 25,000 Shares.

Title of Securities Registered	Amount Registered As of December 31, 2014	Shares Sold For the Three Months Ended December 31, 2014	Sale Price of Shares Sold For the Three Months Ended December 31, 2014	Shares Sold For the Year Ended December 31, 2014	Sale Price of Shares Sold For the Year Ended December 31, 2014
ProShares Managed Futures Strategy Common Units of Beneficial Interest	$200,000,000	400,010	$8,174,604	400,010	$8,174,604
ProShares VIX Short-Term Futures ETF Common Units of Beneficial Interest	$3,950,000,000	3,225,000	$62,547,349	10,575,000	$228,373,046
ProShares VIX Mid-Term Futures ETF Common Units of Beneficial Interest	$1,100,000,000	12,500	$901,233	593,750	$41,886,902
ProShares Short VIX Short-Term Futures ETF Common Units of Beneficial Interest	$5,750,000,000	7,700,000	$460,974,463	16,100,000	$1,056,547,830
ProShares Ultra VIX Short-Term Futures ETF Common Units of Beneficial Interest	$9,000,000,000	25,050,000	$609,027,666	51,075,000	$1,646,851,705
ProShares UltraShort Bloomberg Commodity Common Units of Beneficial Interest	$300,000,000	—	$—	—	$—
ProShares UltraShort Bloomberg Crude Oil Common Units of Beneficial Interest	$4,275,000,000	850,000	$53,733,116	15,700,000	$474,919,955
ProShares UltraShort Bloomberg Natural Gas Common Units of Beneficial Interest	$670,000,000	450,000	$18,583,492	2,850,000	$119,491,987
ProShares UltraShort Gold Common Units of Beneficial Interest	$1,100,000,000	100,000	$10,141,902	550,000	$51,784,693
ProShares UltraShort Silver Common Units of Beneficial Interest	$3,300,000,000	100,000	$10,836,891	900,000	$72,497,634
ProShares Short Euro Common Units of Beneficial Interest	$200,000,000	—	$—	250,000	$8,924,282
ProShares UltraShort Australian Dollar Common Units of Beneficial Interest	$200,000,000	—	$—	—	$—
ProShares UltraShort Euro Common Units of Beneficial Interest	$3,053,506,872	1,950,000	$40,789,711	4,500,000	$84,751,333

ProShares UltraShort Yen Common Units of Beneficial Interest	$1,900,000,000	1,500,000	$123,044,933	2,850,000	$216,403,570
ProShares Ultra Bloomberg Commodity Common Units of Beneficial Interest	$200,000,000	—	$—	50,000	$1,134,916
ProShares Ultra Bloomberg Crude Oil Common Units of Beneficial Interest	$6,008,246,073	40,000,000	$681,627,828	50,400,000	$1,007,757,253
ProShares Ultra Bloomberg Natural Gas Common Units of Beneficial Interest	$880,000,000	3,700,000	$96,328,204	5,750,000	$171,856,215
ProShares Ultra Gold Common Units of Beneficial Interest	$850,000,000	50,000	$1,975,509	300,000	$13,559,078
ProShares Ultra Silver Common Units of Beneficial Interest	$3,800,000,000	400,000	$17,449,001	2,487,500	$144,929,400
ProShares Ultra Australian Dollar Common Units of Beneficial Interest	$200,000,000	—	$—	—	$—
ProShares Ultra Euro Common Units of Beneficial Interest	$300,000,000	50,000	$1,024,904	50,000	$1,024,904
ProShares Ultra Yen Common Units of Beneficial Interest	$300,000,000	50,000	$716,043	50,000	$716,043

Total:	$47,536,752,945	85,587,510	$2,197,876,849	165,431,260	$5,351,585,350

c)	From October 1, 2014 through December 31, 2014, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Managed Futures Strategy
10/01/14 to 10/31/14	50,000	$20.06
11/01/14 to 11/30/14	—	—
12/01/14 to 12/31/14	50,000	$20.73
ProShares VIX Short-Term Futures ETF
10/01/14 to 10/31/14	2,750,000	$25.83
11/01/14 to 11/30/14	—	—
12/01/14 to 12/31/14	1,875,000	$22.06
ProShares VIX Mid-Term Futures ETF*
10/01/14 to 10/31/14	87,500	$62.15
11/01/14 to 11/30/14	50,097	$60.73
12/01/14 to 12/31/14	250,000	$63.87
ProShares Short VIX Short-Term Futures ETF
10/01/14 to 10/31/14	1,350,000	$66.86
11/01/14 to 11/30/14	1,600,000	$72.74
12/01/14 to 12/31/14	650,000	$73.37

ProShares Ultra VIX Short-Term Futures ETF
10/01/14 to 10/31/14	4,850,000	$43.42
11/01/14 to 11/30/14	850,000	$22.28
12/01/14 to 12/31/14	14,000,000	$27.94
ProShares UltraShort Bloomberg Commodity
10/01/14 to 10/31/14	—	—
11/01/14 to 11/30/14	—	—
12/01/14 to 12/31/14	—	—
ProShares UltraShort Bloomberg Crude Oil
10/01/14 to 10/31/14	3,350,000	$35.02
11/01/14 to 11/30/14	900,000	$43.73
12/01/14 to 12/31/14	800,000	$74.09
ProShares UltraShort Bloomberg Natural Gas
10/01/14 to 10/31/14	250,000	$53.79
11/01/14 to 11/30/14	400,000	$46.03
12/01/14 to 12/31/14	50,000	$70.85
ProShares UltraShort Gold
10/01/14 to 10/31/14	50,000	$93.39
11/01/14 to 11/30/14	—	—
12/01/14 to 12/31/14	50,000	$98.60
ProShares UltraShort Silver
10/01/14 to 10/31/14	50,000	$101.91
11/01/14 to 11/30/14	100,000	$119.41
12/01/14 to 12/31/14	50,000	$102.19
ProShares Short Euro
10/01/14 to 10/31/14	—	—
11/01/14 to 11/30/14	100,000	$39.00
12/01/14 to 12/31/14	—	—
ProShares UltraShort Australian Dollar
10/01/14 to 10/31/14	—	—
11/01/14 to 11/30/14	—	—
12/01/14 to 12/31/14	—	—
ProShares UltraShort Euro
10/01/14 to 10/31/14	1,650,000	$19.59
11/01/14 to 11/30/14	—	—
12/01/14 to 12/31/14	—	—
ProShares UltraShort Yen
10/01/14 to 10/31/14	850,000	$72.25
11/01/14 to 11/30/14	—	—
12/01/14 to 12/31/14	450,000	$88.33
ProShares Ultra Bloomberg Commodity
10/01/14 to 10/31/14	—	—
11/01/14 to 11/30/14	—	—
12/01/14 to 12/31/14	—	—
ProShares Ultra Bloomberg Crude Oil
10/01/14 to 10/31/14	1,000,000	$24.64
11/01/14 to 11/30/14	450,000	$21.71
12/01/14 to 12/31/14	100,000	$16.20
ProShares Ultra Bloomberg Natural Gas
10/01/14 to 10/31/14	—	—
11/01/14 to 11/30/14	1,050,000	$37.72
12/01/14 to 12/31/14	—	—
ProShares Ultra Gold
10/01/14 to 10/31/14	50,000	$40.00
11/01/14 to 11/30/14	—	—
12/01/14 to 12/31/14	200,000	$39.68
ProShares Ultra Silver
10/01/14 to 10/31/14	—	—
11/01/14 to 11/30/14	100,000	$43.28
12/01/14 to 12/31/14	600,000	$41.38
ProShares Ultra Australian Dollar
10/01/14 to 10/31/14	—	—
11/01/14 to 11/30/14	—	—
12/01/14 to 12/31/14	—	—

ProShares Ultra Euro
10/01/14 to 10/31/14	—	—
11/01/14 to 11/30/14	—	—
12/01/14 to 12/31/14	—	—
ProShares Ultra Yen
10/01/14 to 10/31/14	—	—
11/01/14 to 11/30/14	—	—
12/01/14 to 12/31/14	—	—

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares VIX Mid-Term Futures ETF.

Item 6.	Selected Financial Data.

Financial Highlights for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 for each Fund, as applicable, are summarized below and should be read in conjunction with the Funds’ audited financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K.

PROSHARES MANAGED FUTURES STRATEGY

October 1, 2014 (Inception) through December 31, 2014

Total assets	$6,406,630
Total shareholders’ equity at end of period	6,340,845
Net investment income (loss)	(7,531)
Net realized and unrealized gain (loss)	213,333
Net income (loss)	205,802
Net increase (decrease) in net asset value per share	1.14

PROSHARES VIX SHORT-TERM FUTURES ETF

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	October 12, 2010 (Inception) through December 31, 2010

Total assets	$111,540,076	$279,169,502	$183,678,945	$30,574,178	$199,398
Total shareholders’ equity at end of period	111,459,325	270,398,554	137,657,464	30,549,903	400
Net investment income (loss)	(1,118,548)	(1,584,119)	(1,053,112)	(282,569)	—
Net realized and unrealized gain (loss)	22,228,972	(161,051,480)	(159,588,720)	2,157,514	—
Net income (loss)	21,110,424	(162,635,599)	(160,641,832)	1,874,945	—
Net increase (decrease) in net asset value per share	(7.61)	(55.40)	(297.93)	(18.13)	—

PROSHARES VIX MID-TERM FUTURES ETF

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	October 12, 2010 (Inception) through December 31, 2010

Total assets	$29,430,266	$56,501,754	$89,824,581	$90,821,428	$124,774
Total shareholders’ equity at end of period	21,459,575	51,134,323	37,302,992	90,821,428	400
Net investment income (loss)	(386,478)	(546,566)	(786,167)	(117,121)	—
Net realized and unrealized gain (loss)	(9,219,527)	(31,648,251)	(70,590,582)	(6,632,431)	—
Net income (loss)	(9,606,005)	(32,194,817)	(71,376,749)	(6,749,552)	—
Net increase (decrease) in net asset value per share	(13.58)	(61.62)	(157.76)	(23.44)	—

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011

Total assets	$541,342,389	$141,868,875	$95,411,974	$7,795,104
Total shareholders’ equity at end of period	506,556,124	141,751,202	82,663,633	7,760,424
Net investment income (loss)	(4,285,469)	(1,328,369)	(437,699)	(16,333)
Net realized and unrealized gain (loss)	52,474,493	96,687,035	11,731,268	1,446,017
Net income (loss)	48,189,024	95,358,666	11,293,569	1,429,684
Net increase (decrease) in net asset value per share	(6.10)	34.43	20.13	2.93

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011

Total assets	$358,364,869	$229,779,878	$156,387,315	$11,767,107
Total shareholders’ equity at end of period	351,789,953	226,233,584	84,716,132	9,881,113
Net investment income (loss)	(5,359,486)	(4,828,761)	(3,001,646)	(16,778)
Net realized and unrealized gain (loss)	(75,812,141)	(432,159,208)	(506,284,763)	(4,287,543)
Net income (loss)	(81,171,627)	(436,987,969)	(509,286,409)	(4,304,321)
Net increase (decrease) in net asset value per share	(41.99)	(738.19)	(28,867.74)	(66,326.99)

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Total assets	$5,268,573	$3,828,135	$3,248,525	$9,114,501	$1,605,496
Total shareholders’ equity at end of period	5,264,706	3,797,427	3,245,965	9,107,146	1,440,073
Net investment income (loss)	(34,070)	(32,130)	(47,749)	(133,153)	(24,504)
Net realized and unrealized gain (loss)	1,501,349	583,592	340,212	(2,775,425)	(638,367)
Net income (loss)	1,467,279	551,462	292,463	(2,908,578)	(662,871)
Net increase (decrease) in net asset value per share	24.46	9.19	(2 .82)	8.92	(25.11)

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Total assets	$173,193,149	$258,594,876	$96,137,916	$144,499,971	$143,897,039
Total shareholders’ equity at end of period	169,210,110	256,060,149	89,481,266	144,389,893	132,214,257
Net investment income (loss)	(2,415,841)	(2,544,628)	(1,078,664)	(1,211,735)	(784,150)
Net realized and unrealized gain (loss)	145,729,447	(6,221,827)	35,047,625	36,113,078	12,590,308
Net income (loss)	143,313,606	(8,766,455)	33,968,961	34,901,343	11,806,158
Net increase (decrease) in net asset value per share	46.25	(8.58)	1.49	(12.03)	(17.59)

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011

Total assets	$14,698,814	$22,744,708	$12,780,598	$7,174,003
Total shareholders’ equity at end of period	14,688,564	22,734,767	12,768,340	7,142,310
Net investment income (loss)	(460,907)	(209,360)	(196,407)	(15,612)
Net realized and unrealized gain (loss)	11,696,119	(1,952,152)	241,864	3,157,122
Net income (loss)	11,235,212	(2,161,512)	45,457	3,141,510
Net increase (decrease) in net asset value per share	13.99	(32.18)	6.92	41.89

PROSHARES ULTRASHORT GOLD

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Total assets	$84,214,601	$154,835,279	$92,495,298	$198,423,144	$80,883,630
Total shareholders’ equity at end of period	81,861,762	139,436,456	92,416,742	198,298,571	77,732,507
Net investment income (loss)	(857,817)	(1,175,860)	(1,106,213)	(1,043,199)	(592,970)
Net realized and unrealized gain (loss)	(13,246,612)	63,024,399	(39,758,386)	(8,458,117)	(43,229,362)
Net income (loss)	(14,104,429)	61,848,539	(40,864,599)	(9,501,316)	(43,822,332)
Net increase (decrease) in net asset value per share	(6.87)	39.65	(18.84)	(30.77)	(96.14)

PROSHARES ULTRASHORT SILVER

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Total assets	$53,254,791	$115,311,683	$105,882,964	$267,497,929	$109,346,452
Total shareholders’ equity at end of period	53,007,867	112,989,686	100,656,703	246,813,921	99,032,781
Net investment income (loss)	(585,841)	(973,304)	(1,403,142)	(3,388,013)	(538,873)
Net realized and unrealized gain (loss)	17,926,873	91,898,519	(51,826,102)	(117,764,498)	(102,617,003)
Net income (loss)	17,341,032	90,925,215	(53,229,244)	(121,152,511)	(103,155,876)
Net increase (decrease) in net asset value per share	25.83	38.39	(25.28)	(122.78)	(742.38)

PROSHARES SHORT EURO

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	December 12, 2011 (Inception) through December 31, 2011

Total assets	$14,032,932	$8,903,836	$3,804,040	$41,200
Total shareholders’ equity at end of period	14,021,804	8,896,842	3,763,040	200
Net investment income (loss)	(118,247)	(51,170)	(17,891)	—
Net realized and unrealized gain (loss)	2,011,540	(359,542)	(219,269)	—
Net income (loss)	1,893,293	(410,712)	(237,160)	—
Net increase (decrease) in net asset value per share	4.48	(2 .04)	(2.37)	—

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	December 12, 2011 (Inception) through December 31, 2011

Total assets	$23,139,187	$28,091,462	$3,832,949	$41,200
Total shareholders’ equity at end of period	23,120,790	27,983,279	3,780,999	200
Net investment income (loss)	(213,183)	(159,424)	(16,229)	—
Net realized and unrealized gain (loss)	2,121,121	3,553,299	(202,972)	—
Net income (loss)	1,907,938	3,393,875	(219,201)	—
Net increase (decrease) in net asset value per share	4.74	8.83	(2.19)	—

PROSHARES ULTRASHORT EURO

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Total assets	$519,833,940	$438,217,450	$553,957,981	$1,101,007,056	$472,081,034
Total shareholders’ equity at end of period	517,191,349	418,001,115	526,778,026	1,100,159,546	444,412,995
Net investment income (loss)	(3,994,145)	(4,375,512)	(7,447,508)	(5,907,849)	(2,805,812)
Net realized and unrealized gain (loss)	114,182,807	(48,644,550)	(33,586,639)	85,179,270	23,450,767
Net income (loss)	110,188,662	(53,020,062)	(41,034,147)	79,271,421	20,644,955
Net increase (decrease) in net asset value per share	4.53	(1.96)	(1.32)	0.05	1.61

PROSHARES ULTRASHORT YEN

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Total assets	$534,061,601	$590,489,940	$409,067,507	$225,676,364	$223,993,625
Total shareholders’ equity at end of period	531,471,873	588,121,516	408,563,630	221,131,994	207,685,813
Net investment income (loss)	(3,741,601)	(4,398,231)	(2,184,694)	(2,642,134)	(1,213,282)
Net realized and unrealized gain (loss)	96,873,706	155,319,469	69,835,696	(38,262,661)	(43,102,207)
Net income (loss)	93,132,105	150,921,238	67,651,002	(40,904,795)	(44,315,489)
Net increase (decrease) in net asset value per share	18.47	20.11	9.80	(6.06)	(17.25)

PROSHARES ULTRA BLOOMBERG COMMODITY

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Total assets	$2,940,584	$2,917,408	$6,408,497	$9,773,138	$18,200,144
Total shareholders’ equity at end of period	2,606,920	2,915,034	6,097,211	9,058,529	18,186,658
Net investment income (loss)	(30,991)	(38,477)	(73,484)	(145,601)	(101,507)
Net realized and unrealized gain (loss)	(1,412,039)	(933,021)	(134,794)	(4,514,955)	2,964,022
Net income (loss)	(1,443,030)	(971,498)	(208,278)	(4,660,556)	2,862,515
Net increase (decrease) in net asset value per share	(6.40)	(4.96)	(1.49)	(10.49)	8.16

PROSHARES ULTRA BLOOMBERG CRUDE OIL

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Total assets	$532,881,413	$143,904,994	$499,982,244	$261,618,033	$264,616,122
Total shareholders’ equity at end of period	450,562,988	142,773,429	483,508,964	251,395,322	228,133,077
Net investment income (loss)	(1,766,364)	(2,196,281)	(3,248,430)	(3,186,369)	(2,867,437)
Net realized and unrealized gain (loss)	(368,561,922)	68,042,170	(17,357,813)	87,943,855	124,409,546
Net income (loss)	(370,328,286)	65,845,889	(20,606,243)	84,757,486	121,542,109
Net increase (decrease) in net asset value per share	(21.94)	2.70	(11.49)	(9.12)	(0.50)

PROSHARES ULTRA BLOOMBERG NATURAL GAS

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	April 5, 2011 (Inception) through December 31, 2011

Total assets	$80,051,311	$68,626,038	$77,963,078	$4,107,427
Total shareholders’ equity at end of period	70,433,207	62,915,779	73,019,370	4,079,349
Net investment income (loss)	(528,581)	(821,690)	(566,310)	(10,459)
Net realized and unrealized gain (loss)	(37,694,009)	41,585,400	(5,825,840)	(2,307,329)
Net income (loss)	(38,222,590)	40,763,710	(6,392,150)	(2,317,788)
Net increase (decrease) in net asset value per share	(23.43)	(0.21)	(62.93)	(98.02)

PROSHARES ULTRA GOLD

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Total assets	$104,091,956	$141,039,466	$350,986,079	$407,538,760	$259,766,273
Total shareholders’ equity at end of period	102,003,345	132,017,405	335,054,752	326,399,360	259,562,075
Net investment income (loss)	(1,157,348)	(1,925,215)	(3,169,265)	(2,975,486)	(1,595,925)
Net realized and unrealized gain (loss)	(784,329)	(156,804,545)	31,641,746	10,169,127	90,914,726
Net income (loss)	(1,941,677)	(158,729,760)	28,472,481	7,193,641	89,318,801
Net increase (decrease) in net asset value per share	(1.25)	(42.51)	7.85	6.69	25.14

PROSHARES ULTRA SILVER

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Total assets	$305,793,515	$468,353,977	$894,123,114	$786,720,628	$547,399,463
Total shareholders’ equity at end of period	291,169,743	465,479,519	747,725,400	606,824,420	547,003,919
Net investment income (loss)	(3,968,608)	(5,280,707)	(6,918,157)	(7,956,212)	(1,723,966)
Net realized and unrealized gain (loss)	(165,444,157)	(558,275,777)	(32,752,438)	(438,094,409)	273,334,878
Net income (loss)	(169,412,765)	(563,556,484)	(39,670,595)	(446,050,621)	271,610,912
Net increase (decrease) in net asset value per share	(23.96)	(108.56)	(0.87)	(139.81)	198.52

PROSHARES ULTRA AUSTRALIAN DOLLAR

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	December 12, 2011 (Inception) through December 31, 2011

Total assets	$2,748,784	$3,170,750	$4,191,068	$41,200
Total shareholders’ equity at end of period	2,740,167	3,168,165	4,150,068	200
Net investment income (loss)	(31,113)	(34,905)	(17,298)	—
Net realized and unrealized gain (loss)	(396,885)	(946,998)	167,166	—
Net income (loss)	(427,998)	(981,903)	149,868	—
Net increase (decrease) in net asset value per share	(4.28)	(9.82)	1.50	—

PROSHARES ULTRA EURO

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Total assets	$3,089,736	$2,626,494	$4,876,503	$10,079,176	$7,735,783
Total shareholders’ equity at end of period	2,981,441	2,603,827	4,870,316	9,554,748	7,729,684
Net investment income (loss)	(22,247)	(35,024)	(60,126)	(75,102)	(92,663)
Net realized and unrealized gain (loss)	(625,043)	224,084	207,279	(512,495)	24,901
Net income (loss)	(647,290)	189,060	147,153	(587,597)	(67,762)
Net increase (decrease) in net asset value per share	(6.16)	1.68	0.46	(1.87)	(4.37)

PROSHARES ULTRA YEN

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Total assets	$2,135,192	$2,960,724	$4,739,474	$5,475,400	$5,027,843
Total shareholders’ equity at end of period	2,118,028	2,795,026	4,227,995	5,471,075	5,024,240
Net investment income (loss)	(20,862)	(31,774)	(44,440)	(39,572)	(38,091)
Net realized and unrealized gain (loss)	(396,529)	(1,544,017)	(1,198,640)	383,849	1,426,351
Net income (loss)	(417,391)	(1,575,791)	(1,243,080)	344,277	1,388,260
Net increase (decrease) in net asset value per share	(4.51)	(9.55)	(8.29)	2.98	7.35

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Each of the Funds generally invests in Financial Instruments (i.e., instruments whose value is derived from the value of an underlying asset, rate or index), including futures contracts, swap agreements, forward contracts and other instruments as a substitute for investing directly in commodities, currencies, or spot volatility products in order to gain exposure to its applicable underlying commodity futures index, commodity, currency exchange rate or equity volatility index. Financial Instruments also are used to produce economically “inverse,” “inverse leveraged” or “leveraged” investment results for the Geared Funds.

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

The Matching VIX Funds seek results that, both over a single day and over time, match (before fees and expenses) the performance of its index. If the Matching VIX Fund is successful in meeting its objective, its value (before fees and expenses) should gain approximately as much on a percentage basis as the level of the applicable VIX Futures Index when the index rises. Conversely, its value (before fees and expenses) should lose approximately as much on a percentage basis as the level of the applicable VIX Futures Index when the index declines. The Matching VIX Funds seeks to obtain investment exposure to its benchmark through the relevant futures contracts.

The Managed Futures Fund seeks results that, both over a single day and over time, match (before fees and expenses) the performance of its index. If the Managed Futures Fund is successful in meeting its objective, its value (before fees and expenses) should gain approximately as much on a percentage basis as the level of the S&P Strategic Futures Index when the index rises. Conversely, its value (before fees and expenses) should lose approximately as much on a percentage basis as the level of the S&P Strategic Futures Index when the index declines. The Managed Futures Fund attempts to profit in both rising and falling markets by obtaining investment exposure to its benchmark through the relevant futures contracts.

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the NAV of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the years ended December 31, 2014, 2013 and 2012, each of the Funds earned interest income as follows:

Fund	Interest Income Year Ended December 31, 2014	Interest Income Year Ended December 31, 2013	Interest Income Year Ended December 31, 2012
ProShares Managed Futures Strategy*	$—	$—	$—
ProShares VIX Short-Term Futures ETF	47,562	77,010	77,462
ProShares VIX Mid-Term Futures ETF	16,573	25,811	49,908
ProShares Short VIX Short-Term Futures ETF	81,544	36,503	18,261
ProShares Ultra VIX Short-Term Futures ETF	72,700	70,016	61,217
ProShares UltraShort Bloomberg Commodity	1,232	1,899	3,017
ProShares UltraShort Bloomberg Crude Oil	110,620	113,487	75,194
ProShares UltraShort Bloomberg Natural Gas	16,306	8,620	7,994
ProShares UltraShort Gold	40,675	61,891	76,519
ProShares UltraShort Silver	30,901	60,178	100,092
ProShares Short Euro	4,716	1,996	1,508
ProShares UltraShort Australian Dollar	8,225	5,653	1,432
ProShares UltraShort Euro	199,596	224,967	525,386
ProShares UltraShort Yen	197,253	209,601	170,226
ProShares Ultra Bloomberg Commodity	1,330	2,066	4,965
ProShares Ultra Bloomberg Crude Oil	68,292	135,291	240,162
ProShares Ultra Bloomberg Natural Gas	15,961	33,341	30,397
ProShares Ultra Gold	54,755	130,437	242,432
ProShares Ultra Silver	179,642	348,317	520,233
ProShares Ultra Australian Dollar	1,717	1,570	1,493
ProShares Ultra Euro	1,083	1,901	3,690
ProShares Ultra Yen	1,101	1,795	3,524

*	Fund commenced investment operations on October 1, 2014.

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

The Sponsor attempts to minimize certain of these market and credit risks by normally:

•	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;

•	limiting the outstanding amounts due from counterparties to the Funds;

•	not posting margin directly with a counterparty;

•	generally requiring that the counterparty posts collateral in amounts approximately equal to that owed to the Funds, as marked to market daily, subject to certain minimum thresholds;

•	limiting the amount of margin or premium posted at a FCM at a futures commission merchant (“FCM”); and;

•	ensuring that deliverable contracts are not held to such a date when delivery of the underlying asset could be called for.

Off-Balance Sheet Arrangements and Contractual Obligations

As of February 27, 2015, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Funds’ final creation/redemption NAV for the year ended December 31, 2014.

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

Results of Operations for the Year Ended December 31, 2014 Compared to the Years Ended December 31, 2013 and 2012

ProShares Managed Futures Strategy

Since the Fund commenced investment operations on October 1, 2014, comparisons of the Fund’s results of operations for the years ended December 31, 2013 and 2012 have not been provided. In addition, since the Fund commenced investment operations on October 1, 2014, the Fund’s results of operations for the period ended December 31, 2014 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund from commencement of operations to December 31, 2014:

October 1, 2014 (Commencement of Operations) through December 31, 2014
NAV beginning of period	$200
NAV end of period	$6,340,845
Percentage change in NAV	3,170,322.5%
Shares outstanding beginning of period	10
Shares outstanding end of period	300,010
Percentage change in shares outstanding	3,000,000.0%
Shares created	400,000
Shares redeemed	100,000
Per share NAV beginning of period	$20.00
Per share NAV end of period	$21.14
Percentage change in per share NAV	5.7%
Percentage change in benchmark	5.2%
Benchmark annualized volatility	5.9%

During the period ended December 31, 2014, the increase in the Fund’s NAV resulted primarily from 10 outstanding Shares at October 1, 2014 to 300,010 outstanding Shares at December 31, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P Strategic Futures Index.

For the period ended December 31, 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark.

During the period ended December 31, 2014, the Fund’s per Share NAV reached its high for the period on December 29, 2014 at $21.16 per Share and reached its low for the period on October 7, 2014 at $19.89 per Share.

The benchmark’s rise of 5.2% for the period ended December 31, 2014, can be attributed to an appreciation in value of the futures contracts that make up the S&P Strategic Futures Index during the period ended December 31, 2014.

Net Income/Loss

The following table provides summary income information for the Fund for the period from commencement of operations to December 31, 2014:

October 1, 2014 (Commencement of Operations) through December 31, 2014

Net investment income (loss)	$(7,531)
Management fee	—
Brokerage commission	604
Offering costs	16,401
Limitation by Sponsor	(9,474)
Reduction to Limitation by Sponsor	—
Net realized gain (loss)	109,006
Change in net unrealized appreciation/depreciation	104,327
Net income (loss)	$205,802

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
NAV beginning of period	$270,398,554	$137,657,464	$30,549,903
NAV end of period	$111,459,325	$270,398,554	$137,657,464
Percentage change in NAV	(58.8)%	96.4%	350.6%
Shares outstanding beginning of period	9,474,812	1,640,001	80,001
Shares outstanding end of period	5,324,812	9,474,812	1,640,001
Percentage change in shares outstanding	(43.8)%	477.7%	1,950.0%
Shares created	10,575,000	16,095,000	5,585,000
Shares redeemed	14,725,000	8,260,189	4,025,000
Per share NAV beginning of period	$28.54	$83.94	$381.87
Per share NAV end of period	$20.93	$28.54	$83.94
Percentage change in per share NAV	(26.7)%	(66.0)%	(78.0)%
Percentage change in benchmark	(25.5)%	(65.7)%	(77.9)%
Benchmark annualized volatility	61.4%	57.9%	74.2%

During the year ended December 31, 2014, the decrease in the Fund’s NAV resulted partly from a decrease from 9,474,812 outstanding Shares at December 31, 2013 to 5,324,812 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted from an increase from 1,640,001 outstanding Shares at December 31, 2012 to 9,474,812 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2012, the increase in the Fund’s NAV resulted from an increase from 80,001 outstanding Shares at December 31, 2011 to 1,640,001 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the years ended December 31, 2014, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 26.7% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 66.0% for the year ended December 31, 2013, was primarily due to a lesser decline in prices of the first and second month VIX futures during the year ended December 31, 2014. The Fund’s per Share NAV decrease of 66.0% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 78.0% for the year ended December 31, 2012, was primarily due to a lesser decline in prices of the first and second month VIX futures during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on February 5, 2014 at $36.25 per Share and reached its low for the year on December 5, 2014 at $17.25 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on January 3, 2013 at $76.11 per Share and reached its low for the year on December 26, 2013 at $27.63 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on January 3, 2012 at $358.13 per Share and reached its low for the year on December 18, 2012 at $75.65 per Share.

The benchmark’s decline of 25.5% for the year ended December 31, 2014, as compared to the benchmark’s decline of 65.7% for the year ended December 31, 2013, can be attributed to a lesser decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2014. The benchmark’s decline of 65.7% for the year ended December 31, 2013, as compared to the benchmark’s decline of 77.9% for the year ended December 31, 2012, can be attributed to a lesser decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Net investment income (loss)	$(1,118,548)	$(1,584,119)	$(1,053,112)
Management fee	1,083,189	1,661,129	1,129,484
Brokerage commission	82,921	—	—
Offering costs	—	—	1,090
Net realized gain (loss)	(682,105)	(144,624,652)	(160,947,857)
Change in net unrealized appreciation/depreciation	22,911,077	(16,426,828)	1,359,137
Net income (loss)	$21,110,424	$(162,635,599)	$(160,641,832)

The Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in the futures prices in conjunction with an increase in Share turnover and benchmark volatility during the year ended December 31, 2014. By comparison, the Fund’s net income decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to declining futures prices and a higher net asset base during the year ended December 31, 2013.

ProShares VIX Mid-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
NAV beginning of period	$51,134,323	$37,302,992	$90,821,428
NAV end of period	$21,459,575	$51,134,323	$37,302,992
Percentage change in NAV	(58.0)%	37.1%	(58.9)%
Shares outstanding beginning of period	662,501	268,751	306,251
Shares outstanding end of period	337,404	662,501	268,751
Percentage change in shares outstanding	(49.1)%	146.5%	(12.2)%
Shares created	593,750	1,512,500	606,250
Shares redeemed	918,847	1,118,750	643,750
Per share NAV beginning of period	$77.18	$138.80	$296.56
Per share NAV end of period	$63.60	$77.18	$138.80
Percentage change in per share NAV	(17.6)%	(44.4)%	(53.2)%
Percentage change in benchmark	(16.5)%	(43.8)%	(52.9)%
Benchmark annualized volatility	29.1%	25.1%	32.0%

During the year ended December 31, 2014, the decrease in the Fund’s NAV resulted partly from a decrease from 662,501 outstanding Shares at December 31, 2013 to 337,404 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted from an increase from 268,751 outstanding Shares at December 31, 2012 to 662,501 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 306,251 outstanding Shares at December 31, 2011 to 268,751 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the years ended December 31, 2014, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 17.6% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 44.4% for the year ended December 31, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2014. The Fund’s per Share NAV decrease of 44.4% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 53.2% for the year ended December 31, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on February 5, 2014 at $85.56 per Share and reached its low for the year on August 19, 2014 at $58.76 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on January 3, 2013 at $129.47 per Share and reached its low for the year on December 26, 2013 at $77.03 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on January 3, 2012 at $287.71 per Share and reached its low for the year on December 18, 2012 at $131.16 per Share.

The benchmark’s decline of 16.5% for the year ended December 31, 2014, as compared to the benchmark’s decline of 43.8% for the year ended December 31, 2013, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the year ended December 31, 2014. By comparison, the benchmark’s decline of 43.8% for the year ended December 31, 2013, as compared to the benchmark’s decline of 52.9% for the year ended December 31, 2012, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the year ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net investment income (loss)	$(386,478)	$(546,566)	$(786,167)
Management fee	392,120	572,377	835,393
Brokerage commission	10,931	—	—
Offering costs	—	—	682
Net realized gain (loss)	(14,377,068)	(28,219,941)	(75,241,872)
Change in net unrealized appreciation/depreciation	5,157,541	(3,428,310)	4,651,290
Net income (loss)	$(9,606,005)	$(32,194,817)	$(71,376,749)

The Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in futures prices during the year ended December 31, 2014. By comparison, the Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a lesser decline in futures prices during the year ended December 31, 2013.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K regarding the reverse Share split for the ProShares VIX Mid-Term Futures ETF.

ProShares Short VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
NAV beginning of period	$141,751,202	$82,663,633	$7,760,424
NAV end of period	$506,556,124	$141,751,202	$82,663,633
Percentage change in NAV	257.4%	71.5%	965.2%
Shares outstanding beginning of period	2,100,040	2,500,040	600,040
Shares outstanding end of period	8,250,040	2,100,040	2,500,040
Percentage change in shares outstanding	292.9%	(16.0)%	316.7%
Shares created	16,100,000	11,500,000	20,900,000
Shares redeemed	9,950,000	11,900,000	19,000,000
Per share NAV beginning of period	$67.50	$33.06	$12.93
Per share NAV end of period	$61.40	$67.50	$33.06
Percentage change in per share NAV	(9.0)%	104.2%	155.7%
Percentage change in benchmark	(25.5)%	(65.7)%	(77.9)%
Benchmark annualized volatility	61.4%	57.9%	74.2%

During the year ended December 31, 2014, the increase in the Fund’s NAV resulted from an increase from 2,100,040 outstanding Shares at December 31, 2013 to 8,250,040 outstanding Shares at December 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. The increase in the Fund’s NAV was offset by a decrease from 2,500,040 outstanding Shares at December 31, 2012 to 2,100,040 outstanding Shares at December 31, 2013. By comparison, during the year ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 600,040 outstanding Shares at December 31, 2011 to 2,500,040 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the years ended December 31, 2014, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 9.0% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV increase of 104.2% for the year ended December 31, 2013, was primarily due to a decline in prices of the first and second month VIX futures during the year ended December 31, 2014. The Fund’s per Share NAV increase of 104.2% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV increase of 155.7% for the year ended December 31, 2012, was primarily due to a lesser decline in prices of the first and second month VIX futures during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on July 3, 2014 at $92.60 per Share and reached its low for the year on October 15, 2014 at $50.31 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on December 26, 2013 at $69.78 per Share and reached its low for the year on June 24, 2013 at $35.51 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on December 18, 2012 at $39.25 per Share and reached its low for the year on January 3, 2012 at $13.74 per Share.

The benchmark’s decline of 25.5% for the year ended December 31, 2014, as compared to the benchmark’s decline of 65.7% for the year ended December 31, 2013, can be attributed to a lesser decline of the prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2014. The benchmark’s decline of 65.7% for the year ended December 31, 2013, as compared to the benchmark’s decline of 77.9% for the year ended December 31, 2012, can be attributed to declining prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Net investment income (loss)	$(4,285,469)	$(1,328,369)	$(437,699)
Management fee	2,785,597	845,479	196,650
Brokerage commission	1,581,416	519,393	189,549
Offering costs	—	—	69,761
Net realized gain (loss)	76,945,361	87,181,110	13,206,071
Change in net unrealized appreciation/depreciation	(24,470,868)	9,505,925	(1,474,803)
Net income (loss)	$48,189,024	$95,358,666	$11,293,569

The Fund’s net income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in futures prices during the year ended December 31, 2014. The Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a higher asset base and declining futures prices during the year ended December 31, 2013.

ProShares Ultra VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
NAV beginning of period	$226,233,584	$84,716,132	$9,881,113
NAV end of period	$351,789,953	$226,233,584	$84,716,132
Percentage change in NAV	55.5%	167.0%	757.4%
Shares outstanding beginning of period	3,372,389	105,202	333
Shares outstanding end of period	14,020,099	3,372,389	105,202
Percentage change in shares outstanding	315.7%	3,105.6%	31,492.2%
Shares created	51,075,000	9,900,000	663,438
Shares redeemed	40,427,290	6,632,813	558,569
Per share NAV beginning of period	$67.08	$805.27	$29,673.01
Per share NAV end of period	$25.09	$67.08	$805.27
Percentage change in per share NAV	(62.6)%	(91.7)%	(97.3)%
Percentage change in benchmark	(25.5)%	(65.7)%	(77.9)%
Benchmark annualized volatility	61.4%	57.9%	74.2%

During the year ended December 31, 2014, the increase in the Fund’s NAV resulted from an increase from 3,372,389 outstanding Shares at December 31, 2013 to 14,020,099 outstanding Shares at December 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted from an increase from 105,202 outstanding Shares at December 31, 2012 to 3,372,389 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the year ended December 31, 2012, the increase in the Fund’s NAV resulted from an increase from 333 outstanding Shares at December 31, 2011 to 105,202 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the years ended December 31, 2014, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 62.6% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 91.7% for the year ended December 31, 2013, was primarily due to a lesser decline in prices of the first and second month VIX futures during the year ended December 31, 2014. The Fund’s per Share NAV decrease of 91.7% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 97.3% for the year ended December 31, 2012, was primarily due to a lesser decline in prices of the first and second month VIX futures during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on February 5, 2014 at $104.52 per Share and reached its low for the year on December 5, 2014 at $18.03 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on January 3, 2013 at $652.25 per Share and reached its low for the year on December 26, 2013 at $62.89 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on January 3, 2012 at $25,960.80 per Share and reached its low for the year on December 18, 2012 at $710.80 per Share.

The benchmark’s decline of 25.5% for the year ended December 31, 2014, as compared to the benchmark’s decline of 65.7% for the year ended December 31, 2013, can be attributed to a lesser decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2014. The benchmark’s decline of 65.7% for the year ended December 31, 2013, as compared to the benchmark’s decline of 77.9% for the year ended December 31, 2012, can be attributed to a lesser decline in prices of the near-term futures contracts on the VIX futures curve during the year ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Net investment income (loss)	$(5,359,486)	$(4,828,761)	$(3,001,646)
Management fee	2,868,337	2,555,345	1,579,190
Brokerage commission	2,563,849	2,343,432	1,413,912
Offering costs	—	—	69,761
Net realized gain (loss)	(139,402,604)	(405,797,946)	(509,401,530)
Change in net unrealized appreciation/depreciation	63,590,463	(26,361,262)	3,116,767
Net income (loss)	$(81,171,627)	$(436,987,969)	$(509,286,409)

The Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in futures prices during the year ended December 31, 2014. By comparison, the Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a lesser decline in futures prices during the year ended December 31, 2013.

ProShares UltraShort Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
NAV beginning of period	$3,797,427	$3,245,965	$9,107,146
NAV end of period	$5,264,706	$3,797,427	$3,245,965
Percentage change in NAV	38.6%	17.0%	(64.4)%
Shares outstanding beginning of period	59,997	59,997	159,997
Shares outstanding end of period	59,997	59,997	59,997
Percentage change in shares outstanding	0.0%	0.0%	(62.5)%
Shares created	—	—	—
Shares redeemed	—	—	100,000
Per share NAV beginning of period	$63.29	$54.10	$56.92
Per share NAV end of period	$87.75	$63.29	$54.10
Percentage change in per share NAV	38.6%	17.0%	(5.0)%
Percentage change in benchmark	(17.0)%	(9.6)%	(1.1)%
Benchmark annualized volatility	10.3%	10.0%	13.9%

During the year ended December 31, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2013 to December 31, 2014. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to December 31, 2013. By comparison, during the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 159,997 outstanding shares at December 31, 2011 to 59,997 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index.

For the years ended December 31, 2014, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 38.6% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV increase of 17.0% for the year ended December 31, 2013, was primarily due to a greater appreciation in the value of the assets of the Fund during the year ended December 31, 2014. The Fund’s per Share NAV increase of 17.0% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 5.0% for the year ended December 31, 2012, was primarily due to appreciation in the value of the assets of the Fund during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 31, 2014 at $87.75 per Share and reached its low for the year on April 29, 2014 at $51.38 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on November 19, 2013 at $67.46 per Share and reached its low for the year on January 30, 2013 at $51.04 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on June 1, 2012 at $68.06 per Share and reached its low for the year on September 14, 2012 at $46.01 per Share.

The benchmark’s decline of 17.0% for the year ended December 31, 2014, as compared to the benchmark’s decline of 9.6% for the year ended December 31, 2013, can be attributed to a greater depreciation of the underlying components of the index during the year ended December 31, 2014. The benchmark’s decline of 9.6% for the year ended December 31, 2013, as compared to the benchmark’s decline of 1.1% for the year ended December 31, 2012, can be attributed to a greater depreciation of the underlying components of the index during the year ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Net investment income (loss)	$(34,070)	$(32,130)	$(47,749)
Management fee	35,302	34,029	50,766
Net realized gain (loss)	906,312	760,026	761,941
Change in net unrealized appreciation/depreciation	595,037	(176,434)	(421,729)
Net income (loss)	$1,467,279	$551,462	$292,463

The Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a greater depreciation of the underlying components of the index during the year ended December 31, 2014. By comparison, the Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a greater depreciation of the underlying components of the index, notably Gold and Silver, during the year ended December 31, 2013.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
NAV beginning of period	$256,060,149	$89,481,266	$144,389,893
NAV end of period	$169,210,110	$256,060,149	$89,481,266
Percentage change in NAV	(33.9)%	186.2%	(38.0)%
Shares outstanding beginning of period	8,069,944	2,219,944	3,719,944
Shares outstanding end of period	2,169,944	8,069,944	2,219,944
Percentage change in shares outstanding	(73.1)%	263.5%	(40.3)%
Shares created	15,700,000	23,300,000	5,900,000
Shares redeemed	21,600,000	17,450,000	7,400,000
Per share NAV beginning of period	$31.73	$40.31	$38.82
Per share NAV end of period	$77.98	$31.73	$40.31
Percentage change in per share NAV	145.8%	(21.3)%	3.8%
Percentage change in benchmark	(41.7)%	6.8%	(11.8)%
Benchmark annualized volatility	23.7%	18.0%	26.0%

During the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from a decrease from 8,069,944 outstanding Shares at December 31, 2013 to 2,169,944 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted from an increase from 2,219,944 outstanding Shares at December 31, 2012 to 8,069,944 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,719,944 outstanding Shares at December 31, 2011 to 2,219,944 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the years ended December 31, 2014, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 145.8% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 21.3% for the year ended December 31, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2014. The Fund’s per Share NAV decrease of 21.3% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV increase of 3.8% for the year ended December 31, 2012, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 31, 2014 at $77.98 per Share and reached its low for the year on June 20, 2014 at $24.07 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on April 17, 2013 at $45.45 per Share and reached its low for the year on September 9, 2013 at $26.59 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on June 28, 2012 at $60.49 per Share and reached its low for the year on October 9, 2012 at $31.27 per Share.

The benchmark’s decline of 41.7% for the year ended December 31, 2014, as compared to the benchmark’s rise of 6.8% for the year ended December 31, 2013, can be attributed to a decrease in the price of WTI Crude Oil during the year ended December 31, 2014. By comparison, the benchmark’s rise of 6.8% for the year ended December 31, 2013, as compared to the benchmark’s decline of 11.8% for the year ended December 31, 2012, can be attributed to an increase in the price of WTI Crude Oil during the year ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Net investment income (loss)	$(2,415,841)	$(2,544,628)	$(1,078,664)
Management fee	2,448,428	2,581,084	1,121,597
Brokerage commission	78,033	77,031	32,261
Net realized gain (loss)	99,347,798	(12,299,811)	47,569,966
Change in net unrealized appreciation/depreciation	46,381,649	6,077,984	(12,522,341)
Net income (loss)	$143,313,606	$(8,766,455)	$33,968,961

The Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a decrease in the price of WTI Crude Oil during the year ended December 31, 2014. By comparison, the Fund’s net income decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to an increase in the price of WTI Crude Oil during the year ended December 31, 2013.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
NAV beginning of period	$22,734,767	$12,768,340	$7,142,310
NAV end of period	$14,688,564	$22,734,767	$12,768,340
Percentage change in NAV	(35.4)%	78.1%	78.8%
Shares outstanding beginning of period	324,952	125,008	75,008
Shares outstanding end of period	174,952	324,952	125,008
Percentage change in shares outstanding	(46.2)%	159.9%	66.7%
Shares created	2,850,000	587,500	262,500
Shares redeemed	3,000,000	387,556	212,500
Per share NAV beginning of period	$69.96	$102.14	$95.22
Per share NAV end of period	$83.96	$69.96	$102.14
Percentage change in per share NAV	20.0%	(31.5)%	7.3%
Percentage change in benchmark	(30.7)%	4.9%	(30.6)%
Benchmark annualized volatility	42.1%	29.9%	46.3%

During the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from a decrease from 324,952 outstanding Shares at December 31, 2013 to 174,952 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the period ended December 31, 2013, the increase in the Fund’s NAV resulted from an increase from 125,008 outstanding Shares at December 31, 2012 to 324,952 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the year ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 75,008 outstanding Shares at December 31, 2011 to 125,008 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the years ended December 31, 2014, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 20.0% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 31.5% for the year ended December 31, 2013, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2014. The Fund’s per Share NAV decrease of 31.5% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV increase of 7.3% for the year ended December 31, 2012, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 31, 2014 at $83.96 per Share and reached its low for the year on June 12, 2014 at $35.78 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on April 19, 2013 at $116.81 per Share and reached its low for the year on January 9, 2013 at $59.27 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on April 19, 2012 at $245.67 per Share and reached its low for the year on November 23, 2012 at $72.38 per Share.

The benchmark’s decline of 30.7% for the year ended December 31, 2014, as compared to the benchmark’s rise of 4.9% for the year ended December 31, 2013, can be attributed to a decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2014. The benchmark’s rise of 4.9% for the year ended December 31, 2013, as compared to the benchmark’s decline of 30.6% for the year ended December 31, 2012, can be attributed to an increase in the price of Henry Hub Natural Gas during the year ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Net investment income (loss)	$(460,907)	$(209,360)	$(196,407)
Management fee	385,014	172,542	76,306
Brokerage commission	92,199	45,438	64,176
Offering costs	—	—	63,919
Net realized gain (loss)	8,796,882	(2,584,895)	1,212,995
Change in net unrealized appreciation/depreciation	2,899,237	632,743	(971,131)
Net income (loss)	$11,235,212	$(2,161,512)	$45,457

The Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a decrease in the price of Henry Hub Natural Gas, during the year ended December 31, 2014. By comparison, the Fund’s net income decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to an increase in the price of Henry Hub Natural Gas, during the year ended December 31, 2013.

ProShares UltraShort Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
NAV beginning of period	$139,436,456	$92,416,742	$198,298,571
NAV end of period	$81,861,762	$139,436,456	$92,416,742
Percentage change in NAV	(41.3)%	50.9%	(53.4)%
Shares outstanding beginning of period	1,346,978	1,446,978	2,397,475
Shares outstanding end of period	846,978	1,346,978	1,446,978
Percentage change in shares outstanding	(37.1)%	(6.9)%	(39.7)%
Shares created	550,000	2,650,000	50,000
Shares redeemed	1,050,000	2,750,000	1,000,497
Per share NAV beginning of period	$103.52	$63.87	$82.71
Per share NAV end of period	$96.65	$103.52	$63.87
Percentage change in per share NAV	(6.6)%	62.1%	(22.8)%
Percentage change in benchmark	0.1%	(27.3)%	8.3%
Benchmark annualized volatility	12.9%	21.8%	17.1%

During the year ended December 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,346,978 outstanding Shares at December 31, 2013 to 846,978 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 1,446,978 outstanding Shares at December 31, 2012 to 1,346,978 outstanding Shares at December 31, 2013. By comparison, during the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 2,397,475 outstanding Shares at December 31, 2011 to 1,446,978 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London.

For the years ended December 31, 2014, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 6.6% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV increase of 62.1% for the year ended December 31, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2014. The Fund’s per Share NAV increase of 62.1% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 22.8% for the year ended December 31, 2012, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on November 5, 2014 at $109.00 per Share and reached its low for the year on March 14, 2014 at $77.10 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on June 28, 2013 at $114.11 per Share and reached its low for the year on January 1, 2013 at $61.07 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on May 30, 2012 at $77.48 per Share and reached its low for the year on October 4, 2012 at $55.30 per Share.

The benchmark’s increase of 0.1% for the year ended December 31, 2014, as compared to the benchmark’s decline of 27.3% for the year ended December 31, 2013, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2014. By comparison, the benchmark’s decline of 27.3% for the year ended December 31, 2013, as compared to the benchmark’s rise of 8.3% for the year ended December 31, 2012, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the year ended December 31, 2013.

Net Income /Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012

Net investment income (loss)	$(857,817)	$(1,175,860)	$(1,106,213)
Management fee	898,453	1,237,712	1,182,691
Brokerage commission	39	39	41
Net realized gain (loss)	(5,312,609)	61,123,058	(10,065,649)
Change in net unrealized appreciation/depreciation	(7,934,003)	1,901,341	(29,692,737)
Net income (loss)	$(14,104,429)	$61,848,539	$(40,864,599)

The Fund’s net income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to an increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2014. By comparison, the Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the year ended December 31, 2013.

ProShares UltraShort Silver

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
NAV beginning of period	$112,989,686	$100,656,703	$246,813,921
NAV end of period	$53,007,867	$112,989,686	$100,656,703
Percentage change in NAV	(53.1)%	12.3%	(59.2)%
Shares outstanding beginning of period	1,258,489	1,958,489	3,218,874
Shares outstanding end of period	458,489	1,258,489	1,958,489
Percentage change in shares outstanding	(63.6)%	(35.7)%	(39.2)%
Shares created	900,000	3,450,000	5,960,000
Shares redeemed	1,700,000	4,150,000	7,220,385
Per share NAV beginning of period	$89.78	$51.40	$76.68
Per share NAV end of period	$115.61	$89.78	$51.40
Percentage change in per share NAV	28.8%	74.7%	(33.0)%
Percentage change in benchmark	(18.1)%	(34.9)%	6.3%
Benchmark annualized volatility	21.8%	31.5%	29.4%

During the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from a decrease from 1,258,489 outstanding Shares at December 31, 2013 to 458,489 outstanding shares at December 31, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price†. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 1,958,489 outstanding Shares at December 31, 2012 to 1,258,489 outstanding Shares at December 31, 2013. By comparison, during the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 3,218,874 outstanding Shares at December 31, 2011 to 1,958,489 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London.

For the years ended December 31, 2014, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 28.8% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV increase of 74.7% for the year ended December 31, 2013, was primarily due to a lesser appreciation in the value of the assets of the Fund during the year ended December 31, 2014. The Fund’s per Share NAV increase of 74.7% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 33.0% for the year ended December 31, 2012, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on November 6, 2014 at $131.27 per Share and reached its low for the year on February 24, 2014 at $68.80 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on June 27, 2013 at $113.67 per Share and reached its low for the year on January 23, 2013 at $43.72 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on January 3, 2012 at $73.38 per Share and reached its low for the year on October 4, 2012 at $39.13 per Share.

The benchmark’s decline of 18.1% for the year ended December 31, 2014, as compared to the benchmark’s decline of 34.9% for the year ended December 31, 2013, can be attributed to a lesser decline in the price of spot silver in U.S. dollar terms during the year ended December 31, 2014. The benchmark’s decline of 34.9% for the year ended December 31, 2013, as compared to the benchmark’s rise of 6.3% for the year ended December 31, 2012, can be attributed to a decrease in the price of spot silver in U.S. dollar terms during the year ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Net investment income (loss)	$(585,841)	$(973,304)	$(1,403,142)
Management fee	616,703	1,033,442	1,503,193
Brokerage commission	39	40	41
Net realized gain (loss)	15,119,117	113,463,320	(28,109,405)
Change in net unrealized appreciation/depreciation	2,807,756	(21,564,801)	(23,716,697)
Net income (loss)	$17,341,032	$90,925,215	$(53,229,244)

The Fund’s net income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in the price of spot silver in U.S. dollar terms during the year ended December 31, 2014. By comparison, the Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a decrease in the price of spot silver in U.S. dollar terms during the year ended December 31, 2013.

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

Fund Performance

The following table provides summary performance information for the Fund for the year ended December 31, 2014 and 2013 and the period from commencement of operations to December 31, 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	June 26, 2012 (Commencement of Operations) through December 31, 2012
NAV beginning of period	$8,896,842	$3,763,040	$200
NAV end of period	$14,021,804	$8,896,842	$3,763,040
Percentage change in NAV	57.6%	136.4%	1,881,420.0%
Shares outstanding beginning of period	250,005	100,005	5
Shares outstanding end of period	350,005	250,005	100,005
Percentage change in shares outstanding	40.0%	150.0%	2,000,000.0%
Shares created	250,000	150,000	100,000
Shares redeemed	150,000	—	—
Per share NAV beginning of period	$35.59	$37.63	$40.00
Per share NAV end of period	$40.06	$35.59	$37.63
Percentage change in per share NAV	12.6%	(5.4)%	(5.9)%
Percentage change in benchmark	(12.0)%	4.3%	5.6%
Benchmark annualized volatility	6.1%	7.5%	8.0%

During the year ended December 31, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 250,005 outstanding Shares at December 31, 2013 to 350,005 outstanding shares at December 31, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted from an increase from 100,005 outstanding Shares at December 31, 2012 to 250,005 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the period ended December 31, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at June 26, 2012 to 100,005 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2014 and 2013 and the period ended December 31, 2012, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 12.6% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 5.4% for the year ended December 31, 2013, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2014. The Fund’s per Share NAV decrease of 5.4% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 5.9% for the period ended December 31, 2012, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 31, 2014 at $40.06 per Share and reached its low for the year on May 6, 2014 at $35.07 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on March 27, 2013 at $38.76 per Share and reached its low for the year on December 30, 2013 at $35.56 per Share. By comparison, during the period ended December 31, 2012, the Fund’s per Share NAV reached its high for the period on July 24, 2012 at $41.33 per Share and reached its low for the period on December 20, 2012 at $37.50 per Share.

The benchmark’s decline of 12.0% for the year ended December 31, 2014, as compared to the benchmark’s rise of 4.3% for the year ended December 31, 2013, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the period ended December 31, 2014. By comparison, the benchmark’s rise of 4.3% for the year ended December 31, 2013, as compared to the benchmark’s rise of 5.6% for the period ended December 31, 2012, can be attributed to a lesser increase in the value of the euro versus the U.S. dollar during the period ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014 and 2013 and the period from commencement of operations to December 31, 2012:

			June 26, 2012
			(Commencement of
	Year Ended	Year Ended	Operations) through
	December 31, 2014	December 31, 2013	December 31, 2012

Net investment income (loss)	$(118,247)	$(51,170)	$(17,891)
Management fee	121,126	35,075	—
Brokerage commission	1,837	812	313
Offering costs	—	45,511	21,231
Limitation by Sponsor	—	(28,232)	(2,145)
Net realized gain (loss)	1,593,450	(381,830)	(164,401)
Change in net unrealized appreciation/depreciation	418,090	22,288	(54,868)
Net income (loss)	$1,893,293	$(410,712)	$(237,160)

The Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a decrease in the value of the euro versus the U.S. dollar and a higher asset base during the year ended December 31, 2014. The Fund’s net income decreased for the year ended December 31, 2013, as compared to the period ended December 31, 2012, primarily due to an increase in the value of the euro versus the U.S. dollar and a higher asset base during the year ended December 31, 2013.

ProShares UltraShort Australian Dollar

Since the Fund commenced investment operations on July 17, 2012, the Fund’s results of operations for the period ended December 31, 2012 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014 and 2013 and the period from commencement of operations to December 31, 2012:

			July 17, 2012
			(Commencement
			of Operations)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2014	2013	2012
NAV beginning of period	$27,983,279	$3,780,999	$200
NAV end of period	$23,120,790	$27,983,279	$3,780,999
Percentage change in NAV	(17.4)%	640.1%	1,890,399.5%
Shares outstanding beginning of period	600,005	100,005	5
Shares outstanding end of period	450,005	600,005	100,005
Percentage change in shares outstanding	(25.0)%	500.0%	2,000,000.0%
Shares created	—	500,000	100,000
Shares redeemed	150,000	—	—
Per share NAV beginning of period	$46.64	$37.81	$40.00
Per share NAV end of period	$51.38	$46.64	$37.81
Percentage change in per share NAV	10.2%	23.4%	(5.5)%
Percentage change in benchmark	(8.6)%	(14.1)%	0.8%
Benchmark annualized volatility	8.4%	10.1%	7.5%

During the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from a decrease from 600,005 outstanding Shares at December 31, 2013 to 450,005 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 100,005 outstanding Shares at December 31, 2012 to 600,005 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the period ended December 31, 2012, the increase in the Fund’s NAV resulted from an increase from 5 outstanding Shares at July 17, 2012 to 100,005 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the years ended December 31, 2014 and 2013 and the period ended December 31, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.2% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV increase of 23.4% for the year ended December 31, 2013, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2013. The Fund’s per Share NAV increase of 23.4% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 5.5% for the period ended December 31, 2012, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 23, 2014 at $52.32 per Share and reached its low for the year on July 1, 2014 at $39.67 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on August 2, 2013 at $48.58 per Share and reached its low for the year on April 11, 2013 at $35.89 per Share. By comparison, during the period ended December 31, 2012, the Fund’s per Share NAV reached its high for the period on September 5, 2012 at $40.44 per Share and reached its low for the period on December 14, 2012 at $36.68 per Share.

The benchmark’s decline of 8.6% for the year ended December 31, 2014, as compared to the benchmark’s decline of 14.1% for the year ended December 31, 2013, can be attributed to a lesser decline in the value of the Australian dollar versus the U.S. dollar during the period ended December 31, 2014. By comparison, the benchmark’s decline of 14.1% for the year ended December 31, 2013, as compared to the benchmark’s rise of 0.8% for the period ended December 31, 2012, can be attributed to a decrease in the value of the Australian dollar versus the U.S. dollar during the period ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the years ended December 31, 2014 and 2013 and the period from commencement of operations to December 31, 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	July 17, 2012 (Commencement of Operations) through December 31, 2012

Net investment income (loss)	$(213,183)	$(159,424)	$(16,229)
Management fee	208,597	106,713	—
Brokerage commission	12,811	11,753	1,006
Offering costs	—	47,870	18,871
Limitation by Sponsor	—	(1,259)	(2,216)
Net realized gain (loss)	2,296,708	2,720,005	(288,744)
Change in net unrealized appreciation/depreciation	(175,587)	833,294	85,772
Net income (loss)	$1,907,938	$3,393,875	$(219,201)

The Fund’s net income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2014. The Fund’s net income increased for the year ended December 31, 2013, as compared to the period ended December 31, 2012, primarily due to a decrease in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2013.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
NAV beginning of period	$418,001,115	$526,778,026	$1,100,159,546
NAV end of period	$517,191,349	$418,001,115	$526,778,026
Percentage change in NAV	23.7%	(20.6)%	(52.1)%
Shares outstanding beginning of period	24,500,014	27,700,014	54,100,014
Shares outstanding end of period	23,950,014	24,500,014	27,700,014
Percentage change in shares outstanding	(2.2)%	(11.6)%	(48.8)%
Shares created	4,500,000	6,250,000	12,900,000
Shares redeemed	5,050,000	9,450,000	39,300,000
Per share NAV beginning of period	$17.06	$19.02	$20.34
Per share NAV end of period	$21.59	$17.06	$19.02
Percentage change in per share NAV	26.6%	(10.3)%	(6.5)%
Percentage change in benchmark	(12.0)%	4.3%	2.0%
Benchmark annualized volatility	6.1%	7.5%	8.3%

During the year ended December 31, 2014, the increase in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was offset by a decrease from 24,500,014 outstanding Shares at December 31, 2013 to 23,950,014 outstanding Shares at December 31, 2014. By comparison, during the year ended December 31, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 27,700,014 outstanding Shares at December 31, 2012 to 24,500,014 outstanding Shares at December 31, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 54,100,014 outstanding Shares at December 31, 2011 to 27,700,014 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2014, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 26.6% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 10.3% for the year ended December 31, 2013, was primarily due to an appreciation in the value of the assets held by the Fund during the year ended December 31, 2014. The Fund’s per Share NAV decrease of 10.3% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 6.5% for the year ended December 31, 2012, was primarily due to a greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 31, 2014 at $21.59 per Share and reached its low for the year on May 6, 2014 at $16.52 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on March 27, 2013 at $20.16 per Share and reached its low for the year on December 30, 2013 at $16.96 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on July 24, 2012 at $22.94 per Share and reached its low for the year on February 24, 2012 at $18.67 per Share.

The benchmark’s decline of 12.0% for the year ended December 31, 2014, as compared to the benchmark’s rise of 4.3% for the year ended December 31, 2013, can be attributed to a decline in the value of the euro versus the U.S. dollar during the year ended December 31, 2014. By comparison, the benchmark’s rise of 4.3% for the year ended December 31, 2013, as compared to the benchmark’s rise of 2.0% for the year ended December 31, 2012, can be attributed to a greater increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012

Net investment income (loss)	$(3,994,145)	$(4,375,512)	$(7,447,508)
Management fee	4,193,741	4,600,479	7,972,894
Net realized gain (loss)	83,683,592	(48,055,883)	46,954,540
Change in net unrealized appreciation/depreciation	30,499,215	(588,667)	(80,541,179)
Net income (loss)	$110,188,662	$(53,020,062)	$(41,034,147)

The Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a decline in the value of the euro versus the U.S. dollar during the year ended December 31, 2014. By comparison, the Fund’s net income decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a greater rise in the value of the euro versus the U.S. dollar during the year ended December 31, 2013.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
NAV beginning of period	$588,121,516	$408,563,630	$221,131,994
NAV end of period	$531,471,873	$588,121,516	$408,563,630
Percentage change in NAV	(9.6)%	43.9%	84.8%
Shares outstanding beginning of period	8,299,294	8,049,294	5,399,294
Shares outstanding end of period	5,949,294	8,299,294	8,049,294

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Percentage change in shares outstanding	(28.3)%	3.1%	49.1%
Shares created	2,850,000	5,650,000	6,550,000
Shares redeemed	5,200,000	5,400,000	3,900,000
Per share NAV beginning of period	$70.86	$50.76	$40.96
Per share NAV end of period	$89.33	$70.86	$50.76
Percentage change in per share NAV	26.1%	39.6%	23.9%
Percentage change in benchmark	(12.1)%	(17.6)%	(11.3)%
Benchmark annualized volatility	7.9%	12.3%	7.6%

During the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from a decrease from 8,299,294 outstanding Shares at December 31, 2013 to 5,949,294 outstanding Shares at December 31, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2013, the increase in the Fund’s NAV resulted primarily from an increase from 8,049,294 outstanding Shares at December 31, 2012 to 8,299,294 outstanding Shares at December 31, 2013. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the year ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 5,399,294 outstanding Shares at December 31, 2011 to 8,049,294 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the years ended December 31, 2014, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 26.1% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV increase of 39.6% for the year ended December 31, 2013, was primarily due to a lesser appreciation in the value of the assets held by the Fund during the year ended December 31, 2014. The Fund’s per Share NAV increase of 39.6% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV increase of 23.9% for the year ended December 31, 2012, was primarily due to a greater appreciation in the value of the assets held by the Fund during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on December 5, 2014 at $92.07 per Share and reached its low for the year on July 17, 2014 at $64.75 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on December 31, 2013 at $70.86 per Share and reached its low for the year on January 8, 2013 at $51.09 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on December 31, 2012 at $50.76 per Share and reached its low for the year on February 2, 2012 at $40.08 per Share.

The benchmark’s decline of 12.1% for the year ended December 31, 2014, as compared to the benchmark’s decline of 17.6% for the year ended December 31, 2013, can be attributed to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2014. By comparison, the benchmark’s decline of 17.6% for the year ended December 31, 2013, as compared to the benchmark’s decline of 11.3% for the year ended December 31, 2012, can be attributed to a greater decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012

Net investment income (loss)	$(3,741,601)	$(4,398,231)	$(2,184,694)
Management fee	3,938,854	4,607,832	2,354,920
Net realized gain (loss)	127,860,058	164,024,125	27,342,607
Change in net unrealized appreciation/depreciation	(30,986,352)	(8,704,656)	42,493,089
Net income (loss)	$93,132,105	$150,921,238	$67,651,002

The Fund’s net income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2014. By comparison, the Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a greater decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2013.

ProShares Ultra Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
NAV beginning of period	$2,915,034	$6,097,211	$9,058,529
NAV end of period	$2,606,920	$2,915,034	$6,097,211
Percentage change in NAV	(10.6)%	(52.2)%	(32.7)%
Shares outstanding beginning of period	150,014	250,014	350,014
Shares outstanding end of period	200,014	150,014	250,014
Percentage change in shares outstanding	33.3%	(40.0)%	(28.6)%
Shares created	50,000	—	—
Shares redeemed	—	100,000	100,000
Per share NAV beginning of period	$19.43	$24.39	$25.88
Per share NAV end of period	$13.03	$19.43	$24.39
Percentage change in per share NAV	(32.9)%	(20.3)%	(5.8)%
Percentage change in benchmark	(17.0)%	(9.6)%	(1.1)%
Benchmark annualized volatility	10.3%	10.0%	13.9%

During the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. The decrease in the Fund’s NAV was offset by an increase from 150,014 outstanding Shares at December 31, 2013 to 200,014 outstanding Shares at December 31, 2014. By comparison, during the year ended December 31, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 250,014 outstanding shares at December 31, 2012 to 150,014 outstanding Shares at December 31, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. By comparison, during the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 350,014 outstanding Shares at December 31, 2011 to 250,014 outstanding shares at December 31, 2012. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index.

For the years ended December 31, 2014, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 32.9% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 20.3% for the year ended December 31, 2013, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2014. The Fund’s per Share NAV decrease of 20.3% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 5.8% for the year ended December 31, 2012, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on April 29, 2014 at $23.45 per Share and reached its low for the year on December 31, 2014 at $13.03 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on January 30, 2013 at $25.72 per Share and reached its low for the year on November 19, 2013 at $18.33 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on September 14, 2012 at $29.39 per Share and reached its low for the year on June 1, 2012 at $20.71 per Share.

The benchmark’s decline of 17.0% for the year ended December 31, 2014, as compared to the benchmark’s decline of 9.6% for the year ended December 31, 2013, can be attributed to a greater depreciation of the underlying components of the index during the year ended December 31, 2014. By comparison, the benchmark’s decline of 9.6% for the year ended December 31, 2013, as compared to the benchmark’s decline of 1.1% for the year ended December 31, 2012, can be attributed to a greater depreciation of the underlying components of the index during the year ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Net investment income (loss)	$(30,991)	$(38,477)	$(73,484)
Management fee	32,321	40,543	78,449
Net realized gain (loss)	(1,065,579)	(1,254,295)	(536,107)
Change in net unrealized appreciation/depreciation	(346,460)	321,274	401,313
Net income (loss)	$(1,443,030)	$(971,498)	$(208,278)

The Fund’s net income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a greater depreciation of the underlying components of the index, during the year ended December 31, 2014. By comparison, the Fund’s net income decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a greater depreciation of the underlying components of the index, notably Gold and Silver, during the year ended December 31, 2013.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
NAV beginning of period	$142,773,429	$483,508,964	$251,395,322
NAV end of period	$450,562,988	$142,773,429	$483,508,964
Percentage change in NAV	215.6%	(70.5)%	92.3%
Shares outstanding beginning of period	4,449,170	16,449,170	6,149,170
Shares outstanding end of period	44,399,170	4,449,170	16,449,170
Percentage change in shares outstanding	897.9%	(73.0)%	167.5%
Shares created	50,400,000	11,450,000	28,550,000
Shares redeemed	10,450,000	23,450,000	18,250,000
Per share NAV beginning of period	$32.09	$29.39	$40.88
Per share NAV end of period	$10.15	$32.09	$29.39
Percentage change in per share NAV	(68.4)%	9.2%	(28.1)%
Percentage change in benchmark	(41.7)%	6.8%	(11.8)%
Benchmark annualized volatility	23.7%	18.0%	26.0%

During the year ended December 31, 2014, the increase in the Fund’s NAV resulted from an increase from 4,449,170 outstanding Shares at December 31, 2013 to 44,399,170 outstanding Shares at December 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2013, the decrease in the Fund’s NAV resulted from a decrease from 16,449,170 outstanding Shares at December 31, 2012 to 4,449,170 outstanding Shares at December 31, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the year ended December 31, 2012, the increase in the Fund’s NAV resulted from an increase from 6,149,170 outstanding Shares at December 31, 2011 to 16,449,170 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the years ended December 31, 2014, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 68.4% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV increase of 9.2% for the year ended December 31, 2013, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2014. The Fund’s per Share NAV increase of 9.2% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 28.1% for the year ended December 31, 2012, was primarily due to an appreciation in the value of the assets of the Fund during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on June 20, 2014 at $40.14 per Share and reached its low for the year on December 31, 2014 at $10.15 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on September 6, 2013 at $39.87 per Share and reached its low for the year on April 17, 2013 at $25.06 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on February 24, 2012 at $49.25 per Share and reached its low for the year on June 28, 2012 at $23.36 per Share.

The benchmark’s decline of 41.7% for the year ended December 31, 2014, as compared to the benchmark’s rise of 6.8% for the year ended December 31, 2013, can be attributed to a decrease in the price of WTI Crude Oil during the year ended December 31, 2014. By comparison, the benchmark’s rise of 6.8% for the year ended December 31, 2013, as compared to the benchmark’s decline of 11.8% for the year ended December 31, 2012, can be attributed to an increase in the price of WTI Crude Oil during the year ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Net investment income (loss)	$(1,766,364)	$(2,196,281)	$(3,248,430)
Management fee	1,769,248	2,275,701	3,400,756
Brokerage commission	65,408	55,871	87,836
Net realized gain (loss)	(243,314,151)	120,757,237	(84,049,115)
Change in net unrealized appreciation/depreciation	(125,247,771)	(52,715,067)	66,691,302
Net income (loss)	$(370,328,286)	$65,845,889	$(20,606,243)

The Fund’s net income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a decrease in the price of WTI Crude Oil during the year ended December 31, 2014. By comparison, the Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to an increase in the price of WTI Crude Oil during the year ended December 31, 2013.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
NAV beginning of period	$62,915,779	$73,019,370	$4,079,349
NAV end of period	$70,433,207	$62,915,779	$73,019,370
Percentage change in NAV	11.9%	(13.8)%	1,690.0%
Shares outstanding beginning of period	1,619,941	1,869,941	40,002
Shares outstanding end of period	4,569,941	1,619,941	1,869,941
Percentage change in shares outstanding	182.1%	(13.4)%	4,574.6%
Shares created	5,750,000	5,400,000	2,930,000
Shares redeemed	2,800,000	5,650,000	1,100,061
Per share NAV beginning of period	$38.84	$39.05	$101.98
Per share NAV end of period	$15.41	$38.84	$39.05
Percentage change in per share NAV	(60.3)%	(0.5)%	(61.7)%
Percentage change in benchmark	(30.7)%	4.9%	(30.6)%
Benchmark annualized volatility	42.1%	29.9%	46.3%

During the year ended December 31, 2014, the increase in the Fund’s NAV resulted from an increase from 1,619,941 outstanding Shares at December 31, 2013 to 4,569,941 outstanding Shares at December 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the year ended December 31, 2013, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,869,941 outstanding Shares at December 31, 2012 to 1,619,941 outstanding Shares at December 31, 2013. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the year ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 40,002 outstanding Shares at December 31, 2011 to 1,869,941 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the years ended December 31, 2014, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 60.3% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 0.5% for the year ended December 31, 2013, was primarily due to a greater depreciation in the value of the assets of the Fund during the year ended December 31, 2014. The Fund’s per Share NAV decrease of 0.5% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 61.7% for the year ended December 31, 2012, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on January 29, 2014 at $63.78 per Share and reached its low for the year on December 31, 2014 at $15.41 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on April 19, 2013 at $59.32 per Share and reached its low for the year on November 4, 2013 at $27.41 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on January 4, 2012 at $109.49 per Share and reached its low for the year on April 19, 2012 at $29.42 per Share.

The benchmark’s decline of 30.7% for the year ended December 31, 2014, as compared to the benchmark’s rise of 4.9% for the year ended December 31, 2013, can be attributed to a decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2014. By comparison, the benchmark’s rise of 4.9% for the year ended December 31, 2013, as compared to the benchmark’s decline of 30.6% for the year ended December 31, 2012, can be attributed to an increase in the price of Henry Hub Natural Gas during the year ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Net investment income (loss)	$(528,581)	$(821,690)	$(566,310)
Management fee	455,794	707,598	404,318
Brokerage commission	88,748	147,433	128,470
Offering costs	—	—	63,919
Net realized gain (loss)	(6,459,728)	41,422,856	(2,835,183)
Change in net unrealized appreciation/depreciation	(31,234,281)	162,544	(2,990,657)
Net income (loss)	$(38,222,590)	$40,763,710	$(6,392,150)

The Fund’s net income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a decrease in the price of Henry Hub Natural Gas during the year ended December 31, 2014. By comparison, the Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to an increase in the price of Henry Hub Natural Gas during the year ended December 31, 2013.

ProShares Ultra Gold

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
NAV beginning of period	$132,017,405	$335,054,752	$326,399,360
NAV end of period	$102,003,345	$132,017,405	$335,054,752
Percentage change in NAV	(22.7)%	(60.6)%	2.7%
Shares outstanding beginning of period	3,200,014	4,000,014	4,300,014
Shares outstanding end of period	2,550,014	3,200,014	4,000,014
Percentage change in shares outstanding	(20.3)%	(20.0)%	(7.0)%
Shares created	300,000	550,000	500,000
Shares redeemed	950,000	1,350,000	800,000
Per share NAV beginning of period	$41.26	$83.76	$75.91
Per share NAV end of period	$40.00	$41.26	$83.76
Percentage change in per share NAV	(3.1)%	(50.7)%	10.4%
Percentage change in benchmark	0.1%	(27.3)%	8.3%
Benchmark annualized volatility	12.9%	21.8%	17.1%

During the year ended December 31, 2014, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. The decrease in the Fund’s NAV also resulted in part from a decrease from 3,200,014 outstanding Shares at December 31, 2013 to 2,550,014 outstanding Shares at December 31, 2014. By comparison, during the year ended December 31, 2013, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. The decrease in the Fund’s NAV also resulted in part from a decrease from 4,000,014 outstanding Shares at December 31, 2012 to 3,200,014 outstanding Shares at December 31, 2013. By comparison, during the year ended December 31, 2012, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. The increase in the Fund’s NAV was offset by a decrease from 4,300,014 outstanding Shares at December 31, 2011 to 4,000,014 outstanding Shares at December 31, 2012.

For the years ended December 31, 2014, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.1% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 50.7% for the year ended December 31, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2014. The Fund’s per Share NAV decrease of 50.7% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV increase of 10.4% for the year ended December 31, 2012, was primarily due to a depreciation in the value of the assets of the Fund during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on March 14, 2014 at $54.16 per Share and reached its low for the year on November 5, 2014 at $36.05 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on January 2, 2013 at $87.40 per Share and reached its low for the year on December 20, 2013 at $40.65 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on February 28, 2012 at $101.40 per Share and reached its low for the year on May 30, 2012 at $74.51 per Share.

The benchmark’s increase of 0.1% for the year ended December 31, 2014, as compared to the benchmark’s decline of 27.3% for the year ended December 31, 2013, can be attributed to an increase in the price of spot gold in U.S. dollar terms during the year ended December 31, 2014. By comparison, the benchmark’s decline of 27.3% for the year ended December 31, 2013, as compared to the benchmark’s rise of 8.3% for the year ended December 31, 2012, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the year ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Net investment income (loss)	$(1,157,348)	$(1,925,215)	$(3,169,265)
Management fee	1,212,064	2,055,613	3,411,655
Brokerage commission	39	39	42
Net realized gain (loss)	(9,672,972)	(165,625,006)	(33,589,632)
Change in net unrealized appreciation/depreciation	8,888,643	8,820,461	65,231,378
Net income (loss)	$(1,941,677)	$(158,729,760)	$28,472,481

The Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to an increase in the price of spot gold in U.S. dollar terms in conjunction with share transactions during the year ended December 31, 2014. By comparison, the Fund’s net income decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the year ended December 31, 2013.

ProShares Ultra Silver

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
NAV beginning of period	$465,479,519	$747,725,400	$606,824,420
NAV end of period	$291,169,743	$465,479,519	$747,725,400
Percentage change in NAV	(37.4)%	(37.7)%	23.2%
Shares outstanding beginning of period	7,350,007	4,350,007	3,512,507
Shares outstanding end of period	7,396,533	7,350,007	4,350,007
Percentage change in shares outstanding	0.6%	69.0%	23.8%
Shares created	2,487,500	4,112,500	2,262,500
Shares redeemed	2,440,974	1,112,500	1,425,000
Per share NAV beginning of period	$63.33	$171.89	$172.76
Per share NAV end of period	$39.37	$63.33	$171.89
Percentage change in per share NAV	(37.8)%	(63.2)%	(0.5)%
Percentage change in benchmark	(18.1)%	(34.9)%	6.3%
Benchmark annualized volatility	21.8%	31.5%	29.4%

During the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the London Silver Price†. The decrease in the Fund’s NAV was offset by an increase from 7,350,007 outstanding Shares at December 31, 2013 to 7,396,533 outstanding Shares at December 31, 2014. By comparison, during the year ended December 31, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London. The decrease in the Fund’s NAV was offset by an increase from 4,350,007 outstanding Shares at December 31, 2012 to 7,350,007 outstanding Shares at December 31, 2013. By comparison, during the year ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 3,512,507 outstanding Shares at December 31, 2011 to 4,350,007 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London.

For the years ended December 31, 2014, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 37.8% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 63.2% for the year ended December 31, 2013, was primarily due to a lesser depreciation in the value of the assets of the Fund during the year ended December 31, 2014. The Fund’s per Share NAV decrease of 63.2% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 0.5% for the year ended December 31, 2012, was primarily due to relatively greater depreciation in the value of the assets of the Fund during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on February 24, 2014 at $80.11 per Share and reached its low for the year on November 6, 2014 at $36.63 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on January 23, 2013 at $197.58 per Share and reached its low for the year on December 4, 2013 at $60.89 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on February 29, 2012 at $294.08 per Share and reached its low for the year on July 12, 2012 at $143.05 per Share

The benchmark’s decline of 18.1% for the year ended December 31, 2014, as compared to the benchmark’s decline of 34.9% for the year ended December 31, 2013, can be attributed to a lesser decline in the price of spot silver in U.S. dollar terms during the year ended December 31, 2014. The benchmark’s decline of 34.9% for the year ended December 31, 2013, as compared to the benchmark’s rise of 6.3% for the year ended December 31, 2012, can be attributed to a decrease in the price of spot silver in U.S. dollar terms during the year ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Net investment income (loss)	$(3,968,608)	$(5,280,707)	$(6,918,157)
Management fee	4,148,207	5,628,988	7,438,345
Brokerage commission	43	36	45
Net realized gain (loss)	(155,543,194)	(701,518,468)	(66,421,123)
Change in net unrealized appreciation/depreciation	(9,900,963)	143,242,691	33,668,685
Net income (loss)	$(169,412,765)	$(563,556,484)	$(39,670,595)

The Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in the price of spot silver in U.S. dollar terms during the year ended December 31, 2014. By comparison, the Fund’s net income decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a decrease in the price of spot silver in U.S. dollar terms during the year ended December 31, 2013.

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

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014 and 2013 and the period from commencement of operations to December 31, 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	July 17, 2012 (Commencement of Operations) through December 31, 2012
NAV beginning of period	$3,168,165	$4,150,068	$200
NAV end of period	$2,740,167	$3,168,165	$4,150,068
Percentage change in NAV	(13.5)%	(23.7)%	2,074,934.0%
Shares outstanding beginning of period	100,005	100,005	5
Shares outstanding end of period	100,005	100,005	100,005
Percentage change in shares outstanding	0.0%	0.0%	2,000,000.0%
Shares created	—	—	100,000
Shares redeemed	—	—	—
Per share NAV beginning of period	$31.68	$41.50	$40.00
Per share NAV end of period	$27.40	$31.68	$41.50
Percentage change in per share NAV	(13.5)%	(23.7)%	3.8%
Percentage change in benchmark	(8.6)%	(14.1)%	0.8%
Benchmark annualized volatility	8.4%	10.1%	7.5%

During the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2013 to December 31, 2014. By comparison, during the year ended December 31, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to December 31, 2013. By comparison, during the period ended December 31, 2012, the increase in the Fund’s NAV resulted primarily from an increase from 5 outstanding Shares at July 17, 2012 to 100,005 outstanding Shares at December 31, 2012. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the years ended December 31, 2014 and 2013 and the period ended December 31, 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 13.5% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 23.7% for the year ended December 31, 2013, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2014. The Fund’s per Share NAV decrease of 23.7% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV increase of 3.8% for the period ended December 31, 2012, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on July 1, 2014 at $36.44 per Share and reached its low for the year on December 23, 2014 at $26.92 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on April 11, 2013 at $43.27 per Share and reached its low for the year on December 18, 2013 at $31.08 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the period on December 14, 2012 at $42.82 per Share and reached its low for the period on September 5, 2012 at $39.29 per Share.

The benchmark’s decline of 8.6% for the year ended December 31, 2014, as compared to the benchmark’s decline of 14.1% for the year ended December 31, 2013, can be attributed to a lesser decline in the value of the Australian dollar versus the U.S. dollar during the period ended December 31, 2014. By comparison, the benchmark’s decline of 14.1% for the year ended December 31, 2013, as compared to the benchmark’s rise of 0.8% for the period ended December 31, 2012, can be attributed to a decrease in the value of the Australian dollar versus the U.S. dollar during the period ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the years ended December 31, 2014 and 2013 and the period from commencement of operations to December 31, 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	July 17, 2012 (Commencement of Operations) through December 31, 2012

Net investment income (loss)	$(31,113)	$(34,905)	$(17,298)
Management fee	31,317	14,696	—
Brokerage commission	1,513	1,545	932
Offering costs	—	47,870	18,871
Limitation by Sponsor	—	(27,636)	(1,012)
Net realized gain (loss)	(417,870)	(928,014)	265,989
Change in net unrealized appreciation/depreciation	20,985	(18,984)	(98,823)
Net income (loss)	$(427,998)	$(981,903)	$149,868

The Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2014. By comparison, the Fund’s net income decreased for the year ended December 31, 2013, as compared to the period ended December 31, 2012, primarily due to a decrease in the value of the Australian dollar versus the U.S. dollar during the year ended December 31, 2013.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
NAV beginning of period	$2,603,827	$4,870,316	$9,554,748
NAV end of period	$2,981,441	$2,603,827	$4,870,316
Percentage change in NAV	14.5%	(46.5)%	(49.0)%
Shares outstanding beginning of period	100,014	200,014	400,014
Shares outstanding end of period	150,014	100,014	200,014
Percentage change in shares outstanding	50.0%	(50.0)%	(50.0)%
Shares created	50,000	50,000	50,000
Shares redeemed	—	150,000	250,000
Per share NAV beginning of period	$26.03	$24.35	$23.89
Per share NAV end of period	$19.87	$26.03	$24.35
Percentage change in per share NAV	(23.7)%	6.9%	1.9%
Percentage change in benchmark	(12.0)%	4.3%	2.0%
Benchmark annualized volatility	6.1%	7.5%	8.3%

During the year ended December 31, 2014, the increase in the Fund’s NAV resulted from an increase from 100,014 outstanding Shares at December 31, 2013 to 150,014 outstanding Shares at December 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2013, the decrease in the Fund’s NAV resulted from a decrease from 200,014 outstanding Shares at December 31, 2012 to 100,014 outstanding Shares at December 31, 2013. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the year ended December 31, 2012, the decrease in the Fund’s NAV resulted primarily from a decrease from 400,014 outstanding Shares at December 31, 2011 to 200,014 outstanding Shares at December 31, 2012. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar.

For the years ended December 31, 2014, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 23.7% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV increase of 6.9% for the year ended December 31, 2013, was primarily due to a depreciation in the value of the assets held by the Fund during the year ended December 31, 2014. The Fund’s per Share NAV increase of 6.9% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV increase of 1.9% for the year ended December 31, 2012, was primarily due to a greater appreciation in the value of the assets held by the Fund during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on March 18, 2014 at $26.63 per Share and reached its low for the year on December 31, 2014 at $19.87 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on October 25, 2013 at $26.28 per Share and reached its low for the year on July 9, 2013 at $22.64 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on February 24, 2012 at $25.78 per Share and reached its low for the year on July 24, 2012 at $20.56 per Share.

The benchmark’s decline of 12.0% for the year ended December 31, 2014, as compared to the benchmark’s rise of 4.3% for the year ended December 31, 2013, can be attributed to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2014. By comparison, the benchmark’s rise of 4.3% for the year ended December 31, 2013, as compared to the benchmark’s rise of 2.0% for the year ended December 31, 2012, can be attributed to a greater increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Net investment income (loss)	$(22,247)	$(35,024)	$(60,126)
Management fee	23,330	36,925	63,816
Net realized gain (loss)	(420,528)	210,205	(398,426)
Change in net unrealized appreciation/depreciation	(204,515)	13,879	605,705
Net income (loss)	$(647,290)	$189,060	$147,153

The Fund’s net income decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a decrease in the value of the euro versus the U.S. dollar during the year ended December 31, 2014. By comparison, the Fund’s net income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a relatively greater increase in the value of the euro versus the U.S. dollar during the year ended December 31, 2013.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
NAV beginning of period	$2,795,026	$4,227,995	$5,471,075
NAV end of period	$2,118,028	$2,795,026	$4,227,995
Percentage change in NAV	(24.2)%	(33.9)%	(22.7)%
Shares outstanding beginning of period	150,014	150,014	150,014
Shares outstanding end of period	150,014	150,014	150,014
Percentage change in shares outstanding	0.0%	0.0%	0.0%
Shares created	50,000	50,000	—
Shares redeemed	50,000	50,000	—
Per share NAV beginning of period	$18.63	$28.18	$36.47
Per share NAV end of period	$14.12	$18.63	$28.18
Percentage change in per share NAV	(24.2)%	(33.9)%	(22.7)%
Percentage change in benchmark	(12.1)%	(17.6)%	(11.3)%
Benchmark annualized volatility	7.9%	12.3%	7.6%

During the year ended December 31, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2014. There was no net change in the Fund’s outstanding Shares from December 31, 2013 to December 31, 2014. By comparison, during the year ended December 31, 2013, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2012. There was no net change in the Fund’s outstanding Shares from December 31, 2012 to December 31, 2013. By comparison, during the year ended December 31, 2012, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar during the year ended December 31, 2012. There was no net change in the Fund’s outstanding Shares from December 31, 2011 to December 31, 2012.

For the years ended December 31, 2014, 2013 and 2012, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 24.2% for the year ended December 31, 2014, as compared to the Fund’s per Share NAV decrease of 33.9% for the year ended December 31, 2013, was primarily due to a lesser depreciation in the value of the assets held by the Fund during the year ended December 31, 2014. The Fund’s per Share NAV decrease of 33.9% for the year ended December 31, 2013, as compared to the Fund’s per Share NAV decrease of 22.7% for the year ended December 31, 2012, was primarily due to a relatively greater depreciation in the value of the assets held by the Fund during the year ended December 31, 2013.

During the year ended December 31, 2014, the Fund’s per Share NAV reached its high for the year on February 3, 2014 at $20.21 per Share and reached its low for the year on December 5, 2014 at $13.78 per Share. By comparison, during the year ended December 31, 2013, the Fund’s per Share NAV reached its high for the year on January 8, 2013 at $27.97 per Share and reached its low for the year on December 31, 2013 at $18.63 per Share. By comparison, during the year ended December 31, 2012, the Fund’s per Share NAV reached its high for the year on February 2, 2012 at $37.15 per Share and reached its low for the year on December 31, 2012 at $28.18 per Share.

The benchmark’s decline of 12.1% for the year ended December 31, 2014, as compared to the benchmark’s decline of 17.6% for the year ended December 31, 2013, can be attributed to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2014. By comparison, the benchmark’s decline of 17.6% for the year ended December 31, 2013, as compared to the benchmark’s decline of 11.3% for the year ended December 31, 2012, can be attributed to a greater decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2013.

Net Income/Loss

The following table provides summary income information for the Fund for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Net investment income (loss)	$(20,862)	$(31,774)	$(44,440)
Management fee	21,963	33,569	47,964
Net realized gain (loss)	(540,304)	(1,879,101)	(601,910)
Change in net unrealized appreciation/depreciation	143,775	335,084	(596,730)
Net income (loss)	$(417,391)	$(1,575,791)	$(1,243,080)

The Fund’s net income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a lesser decline in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2014. By comparison, the Fund’s net income decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a relatively greater decrease in the value of the Japanese yen versus the U.S. dollar during the year ended December 31, 2013.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

Since the ProShares Managed Futures Strategy was conducting operations for only a portion of the year ended December 31, 2014, comparisons of positions in certain Financial Instruments held by ProShares Managed Futures Strategy for the year ended December 31, 2013 have not been provided.

Commodity Price Sensitivity and Exchange Rate Sensitivity

The Managed Futures Fund is exposed to commodity price risk through its holdings of commodity futures contracts and exchange rate risk through its holdings of currency and U.S. Treasury futures contracts. The following table provides information about the Managed Futures Fund’s Financial Instruments, which were sensitive to both commodity price and exchange rate risk. As of December 31, 2014, the Managed Futures Fund’s positions were as follows:

ProShares Managed Futures Strategy:

As of December 31, 2014, the Managed Futures Fund was exposed to commodity price and exchange rate risk through its holdings of Financial Instruments linked to the S&P Strategic Futures Index. The following table provides information about the Fund’s commodity and currency futures contracts as of December 31, 2014, which were sensitive to commodity price risk and exchange rate price risk.

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Coffee ‘C’ Futures (ICE)	Long	March 2015	1	$1.67	37,500	$62,475
Soybean Futures (CBT)	Long	March 2015	3	10.24	5,000	153,525
US Treasury Long Bond Futures (CBT)	Long	March 2015	3	144.56	1,000	433,688
US 10 YR Note Futures (CBT)	Long	March 2015	6	126.80	1,000	760,781
Live Cattle Futures (CME)	Long	April 2015	5	1.62	40,000	324,800
Corn Futures (CBT)	Long	July 2015	6	4.13	5,000	123,750
Wheat Futures (CBT)	Long	December 2015	4	6.15	5,000	122,950
Natural Gas Futures (NYMEX)	Long	January 2016	3	3.53	10,000	105,930
Gold Mini Futures (ICE)	Short	February 2015	4	1,184.10	32.15	(152,275)
Lean Hogs Futures (CME)	Short	February 2015	6	0.81	40,000	(194,880)
NY Harbor ULSD Futures (NYMEX)	Short	February 2015	2	1.83	42,000	(154,022)
RBOB Gasoline Futures (NYMEX)	Short	February 2015	2	1.47	42,000	(123,656)
WTI Crude Oil Mini Futures (NYMEX)	Short	February 2015	4	53.27	500	(106,472)
Australian Dollar Fx Currency Futures (CME)	Short	March 2015	3	81.22	1,000	(243,660)
British Pound Fx Currency Futures (CME)	Short	March 2015	6	155.70	625	(583,875)
Canadian Dollar Fx Currency Futures (CME)	Short	March 2015	4	85.97	1,000	(343,880)
Cocoa Futures (ICE)	Short	March 2015	13	2,910.00	10	(378,300)
Copper Futures (COMEX)	Short	March 2015	3	2.83	25,000	(211,913)
Copper Mini Futures (COMEX)	Short	March 2015	3	2.83	12,500	(105,975)
Cotton No. 2 Futures (ICE)	Short	March 2015	5	0.60	50,000	(150,675)
Euro Fx Currency Mini Futures (CME)	Short	March 2015	5	1.21	62,500	(378,344)
Japanese Yen Fx Currency Futures (CME)	Short	March 2015	3	83.49	1,250	(313,088)
Silver Mini Futures (ICE)	Short	March 2015	6	15.60	1,000	(93,594)
Swiss Franc Fx Currency Futures (CME)	Short	March 2015	3	100.74	1,250	(377,775)
Sugar #11 Futures (ICE)	Short	March 2015	8	0.15	112,000	(130,099)

The December 31, 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current applicable commodity or exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of December 31, 2014 and 2013, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF

As of December 31, 2014 and 2013, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2014 and 2013, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2015	3,326	$18.03	1,000	$59,951,150
VIX Futures (CBOE)	Long	February 2015	2,775	18.23	1,000	50,574,375

Futures Positions as of December 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2014	11,195	$13.95	1,000	$156,170,250
VIX Futures (CBOE)	Long	February 2014	7,748	14.75	1,000	114,283,000

The December 31, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Mid-Term Futures ETF

As of December 31, 2014 and 2013, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2014 and 2013, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2015	205	$18.63	1,000	$3,818,125
VIX Futures (CBOE)	Long	May 2015	376	18.88	1,000	7,097,000
VIX Futures (CBOE)	Long	June 2015	376	19.13	1,000	7,191,000
VIX Futures (CBOE)	Long	July 2015	172	19.48	1,000	3,349,700

Futures Positions as of December 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2014	594	$16.25	1,000	$9,652,500
VIX Futures (CBOE)	Long	May 2014	1,005	16.80	1,000	16,884,000
VIX Futures (CBOE)	Long	June 2014	1,005	17.25	1,000	17,336,250
VIX Futures (CBOE)	Long	July 2014	411	17.70	1,000	7,274,700

The December 31, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF

As of December 31, 2014 and 2013, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of December 31, 2014 and 2013, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	January 2015	15,388	$18.03	1,000	$(277,368,700)
VIX Futures (CBOE)	Short	February 2015	12,811	18.23	1,000	(233,480,475)

Futures Positions as of December 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	January 2014	5,867	$13.95	1,000	$(81,844,650)
VIX Futures (CBOE)	Short	February 2014	4,061	14.75	1,000	(59,899,750)

The December 31, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra VIX Short-Term Futures ETF

As of December 31, 2014 and 2013, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these VIX futures contracts as of December 31, 2014 and 2013, which were sensitive to equity market volatility risk.

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2015	21,092	$18.03	1,000	$380,183,300
VIX Futures (CBOE)	Long	February 2015	17,586	18.23	1,000	320,497,650

Futures Positions as of December 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	January 2014	18,727	$13.95	1,000	$261,241,650
VIX Futures (CBOE)	Long	February 2014	12,964	14.75	1,000	191,219,000

The December 31, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of December 31, 2014 and 2013, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort Bloomberg Commodity:

As of December 31, 2014 and 2013, the ProShares UltraShort Bloomberg Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Bloomberg Commodity Index. The following tables provide information about the Fund’s short swap positions as of December 31, 2014 and 2013, which were sensitive to commodity price risk.

Swap Agreements as of December 31, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Short	$104.3285	$(4,847,743)
Bloomberg Commodity Index	Goldman Sachs International	Short	104.3285	(4,242,243)
Bloomberg Commodity Index	UBS AG	Short	104.3285	(1,460,197)

Swap Agreements as of December 31, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Short	$125.7515	$(2,912,629)
Bloomberg Commodity Index	Goldman Sachs International	Short	125.7515	(3,114,183)
Bloomberg Commodity Index	UBS AG	Short	125.7515	(1,567,698)

The December 31, 2014 and 2013 short swap notional values are calculated by multiplying units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Crude Oil:

As of December 31, 2014 and 2013, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2015	2,569	$53.70	1,000	$(137,955,300)

Swap Agreements as of December 31, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	$142.4858	$(66,394,305)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	142.4858	(57,892,826)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	142.4858	(21,413,784)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	142.4858	(54,735,210)

Futures Positions as of December 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	March 2014	2,203	$98.55	1,000	$(217,105,650)

Swap Agreements as of December 31, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	$244.4323	$(81,834,893)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	244.4323	(79,971,962)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	244.4323	(53,493,455)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	244.4323	(79,680,364)

The December 31, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2014 and 2013 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Natural Gas:

As of December 31, 2014 and 2013, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2015	1,014	$2.90	10,000	$(29,365,440)

Futures Positions as of December 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	March 2014	1,084	$4.19	10,000	$(45,452,120)

The December 31, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Gold:

As of December 31, 2014 and 2013, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2015	2	$1,184.10	100	$(236,820)

Forward Agreements as of December 31, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,205.99	$(85,504,691)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,205.99	(32,438,719)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,205.99	(16,522,063)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,205.99	(29,004,060)

Futures Positions as of December 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	February 2014	2	$1,202.30	100	$(240,460)

Forward Agreements as of December 31, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,204.50	$(135,867,600)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,204.50	(56,247,741)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,204.50	(24,933,150)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,204.50	(61,610,175)

The December 31, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2014 and 2013 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of December 31, 2014 and 2013, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2015	2	$15.60	5,000	$(155,990)

Forward Agreements as of December 31, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$15.9718	$(54,447,866)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	15.9716	(19,094,048)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	15.9716	(10,972,489)
0.999 Fine Troy Ounce Silver	UBS AG	Short	15.9716	(21,338,058)

Futures Positions as of December 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	March 2014	2	$19.37	5,000	$(193,700)

Forward Agreements as of December 31, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$19.6524	$(119,839,790)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	19.6524	(46,151,483)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	19.6524	(22,680,826)
0.999 Fine Troy Ounce Silver	UBS AG	Short	19.6524	(37,112,306)

The December 31, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2014 and 2013 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Commodity:

As of December 31, 2014 and 2013, the ProShares Ultra Bloomberg Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Bloomberg Commodity Index. The following tables provide information about the Fund’s swap positions as of December 31, 2014 and 2013, which were sensitive to commodity price risk.

Swap Agreements as of December 31, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Long	$104.3285	$2,207,567
Bloomberg Commodity Index	Goldman Sachs International	Long	104.3285	2,221,450
Bloomberg Commodity Index	UBS AG	Long	104.3285	780,251

Swap Agreements as of December 31, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Long	$125.7515	$2,549,441
Bloomberg Commodity Index	Goldman Sachs International	Long	125.7515	2,157,299
Bloomberg Commodity Index	UBS AG	Long	125.7515	1,113,381

The December 31, 2014 and 2013 swap notional values are calculated by multiplying units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Crude Oil:

As of December 31, 2014 and 2013, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Crude Oil (NYMEX)	Long	March 2015	7,232	$53.70	1,000	$388,358,400

Swap Agreements as of December 31, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	$142.4858	$165,659,833
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	142.4858	151,188,034
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	142.4858	39,239,652
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	142.4858	156,716,204

Futures Positions as of December 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	March 2014	1,103	$98.55	1,000	$108,700,650

Swap Agreements as of December 31, 2013

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	$244.4323	$52,210,040
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	244.4323	54,411,119
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	244.4323	26,715,890
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	244.4323	43,518,797

The December 31, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2014 and 2013 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Natural Gas:

As of December 31, 2014 and 2013, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2015	4,864	$2.90	10,000	$140,861,440

Futures Positions as of December 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	March 2014	3,001	$4.19	10,000	$125,831,930

The December 31, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Gold:

As of December 31, 2014 and 2013, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2015	2	$1,184.10	100	$236,820

Forward Agreements as of December 31, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,205.99	$109,503,892
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,205.99	37,892,206
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,205.99	18,331,048
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,205.99	38,109,284

Futures Positions as of December 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2014	2	$1,202.30	100	$240,460

Forward Agreements as of December 31, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,204.50	$130,688,250
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,204.50	53,985,690
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,204.50	33,846,450
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,204.50	45,289,200

The December 31, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2014 and 2013 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of December 31, 2014 and 2013, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2014 and 2013, which were sensitive to commodity price risk.

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2015	2	$15.60	5,000	$155,990

Forward Agreements as of December 31, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$15.9718	$304,550,282
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	15.9716	113,411,137
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	15.9716	73,916,565
0.999 Fine Troy Ounce Silver	UBS AG	Long	15.9716	90,287,455

Futures Positions as of December 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	March 2014	2	$19.37	5,000	$193,700

Forward Agreements as of December 31, 2013

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$19.6524	$500,401,818
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	19.6524	167,674,296
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	19.6524	96,573,904
0.999 Fine Troy Ounce Silver	UBS AG	Long	19.6524	166,079,032

The December 31, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The December 31, 2014 and 2013 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of December 31, 2014 and 2013, each of the Currency Funds’ positions was as follows:

ProShares Short Euro:

As of December 31, 2014 and 2013, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2014 and 2013, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	March 2015	92	$1.21	125,000	$(13,923,050)

Futures Positions as of December 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	March 2014	52	$1.38	125,000	$(8,962,200)

The December 31, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:

As of December 31, 2014 and 2013, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2014 and 2013, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2015	569	$81.22	1,000	$(46,214,180)

Futures Positions as of December 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	March 2014	629	$88.82	1,000	$(55,867,780)

The December 31, 2014 and 2013 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of December 31, 2014 and 2013, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2014 and 2013, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/09/15	31,647,600	1.2101	$38,298,521
Euro	UBS AG	Long	01/09/15	40,314,300	1.2101	48,786,577
Euro	Goldman Sachs International	Short	01/09/15	(443,778,725)	1.2101	(537,041,321)
Euro	UBS AG	Short	01/09/15	(483,290,100)	1.2101	(584,856,233)

Foreign Currency Forward Contracts as of December 31, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/10/14	19,352,500	1.3758	$26,625,017
Euro	UBS AG	Long	01/10/14	35,427,500	1.3758	48,740,875
Euro	Goldman Sachs International	Short	01/10/14	(323,915,825)	1.3758	(445,640,837)
Euro	UBS AG	Short	01/10/14	(338,474,500)	1.3758	(465,670,547)

The December 31, 2014 and 2013 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of December 31, 2014 and 2013, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2014 and 2013, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/09/15	8,266,326,300	0.00835	$69,025,668
Yen	UBS AG	Long	01/09/15	13,530,509,400	0.00835	112,982,770
Yen	Goldman Sachs International	Short	01/09/15	(72,481,612,100)	0.00835	(605,237,623)
Yen	UBS AG	Short	01/09/15	(76,736,367,800)	0.00835	(640,765,782)

Foreign Currency Forward Contracts as of December 31, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/10/14	3,967,682,500	0.00950	$37,685,648
Yen	UBS AG	Long	01/10/14	3,710,762,600	0.00950	35,245,383
Yen	Goldman Sachs International	Short	01/10/14	(66,470,096,200)	0.00950	(631,343,013)
Yen	UBS AG	Short	01/10/14	(65,021,781,500)	0.00950	(617,586,701)

The December 31, 2014 and 2013 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Australian Dollar:

As of December 31, 2014 and 2013, the ProShares Ultra Australian Dollar Fund was exposed to exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2014 and 2013, which were sensitive to exchange rate price risk.

Futures Positions as of December 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Long	March 2015	67	$81.22	1,000	$5,441,740

Futures Positions as of December 31, 2013

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Long	March 2014	71	$88.82	1,000	$6,306,220

The December 31, 2014 and 2013 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of December 31, 2014 and 2013, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of December 31, 2014 and 2013, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/09/15	2,080,425	1.2101	$2,517,638
Euro	UBS AG	Long	01/09/15	3,032,200	1.2101	3,669,434
Euro	Goldman Sachs International	Short	01/09/15	(63,400)	1.2101	(76,724)
Euro	UBS AG	Short	01/09/15	(122,500)	1.2101	(148,244)

Foreign Currency Forward Contracts as of December 31, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	01/10/14	2,652,025	1.3758	$3,648,635
Euro	UBS AG	Long	01/10/14	3,078,100	1.3758	4,234,826
Euro	Goldman Sachs International	Short	01/10/14	(1,918,800)	1.3758	(2,639,870)
Euro	UBS AG	Short	01/10/14	(26,300)	1.3758	(36,184)

The December 31, 2014 and 2013 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of December 31, 2014 and 2013, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of December 31, 2014 and 2013, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of December 31, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/09/15	229,660,300	0.00835	$1,917,715
Yen	UBS AG	Long	01/09/15	304,204,900	0.00835	2,540,179
Yen	Goldman Sachs International	Short	01/09/15	(9,518,600)	0.00835	(79,482)
Yen	UBS AG	Short	01/09/15	(16,144,000)	0.00835	(134,806)

Foreign Currency Forward Contracts as of December 31, 2013

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	01/10/14	296,968,900	0.00950	$2,820,656
Yen	UBS AG	Long	01/10/14	321,381,200	0.00950	3,052,527
Yen	Goldman Sachs International	Short	01/10/14	(11,926,300)	0.00950	(113,278)
Yen	UBS AG	Short	01/10/14	(17,263,400)	0.00950	(163,970)
The December 31, 2014 and 2013 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

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

Commodity Price Sensitivity

As further described above in “Item 1A. Risk Factors” in this Annual Report on Form 10-K, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Managed Futures Fund, the Commodity Index Funds or the Commodity Funds, several factors may affect the price of a commodity underlying a Commodity Index Fund or a Commodity Fund, and in turn, the Financial Instruments and other assets, if any, owned by such a Fund. The impact of changes in the price of a physical commodity or of a commodity index (comprised of commodity futures contracts) will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an UltraShort Fund and daily decreases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an Ultra Fund.

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

Exchange Rate Sensitivity

As further described above in “Item 1A. Risk Factors” in this Annual Report on Form 10-K, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Managed Futures Fund and the Currency Funds, several factors may affect the value of the foreign currencies or the U.S. dollar, and, in turn, the Financial Instruments and other assets, if any, owned by a Fund. The impact of changes in the price of a currency will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of a currency will negatively impact the daily performance of Shares of a Short Fund or an UltraShort Fund and daily decreases in the price of a currency will negatively impact the daily performance of Shares of an Ultra Fund.

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

Item 8. Financial Statements and Supplementary Data.

Statement of Operations for the three month periods ended March 31, 2014 and 2013, June 30, 2014 and 2013, September 30, 2014 and 2013, and December 31, 2014 and 2013, and the years ended December 31, 2014 and 2013 for each Fund, as applicable.

PROSHARES MANAGED FUTURES STRATEGY

October 1, 2014 (Commencement of Investment Operations) through December 31, 2014
Net investment income (loss)	$(7,531)

Net realized and unrealized gain (loss)	$213,333
Net income (loss)	$205,802
Net increase (decrease) in net asset value per share	$1.14

PROSHARES VIX SHORT-TERM FUTURES ETF

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(353,797)	$(226,038)	$(253,370)	$(285,343)	$(1,118,548)

Net realized and unrealized gain (loss)	$27,407,450	$(42,811,471)	$16,054,928	$21,578,065	$22,228,972
Net income (loss)	$27,053,653	$(43,037,509)	$15,801,558	$21,292,722	$21,110,424
Net increase (decrease) in net asset value per share	$(0.34)	$(9.19)	$1.81	$0.11	$(7.61)

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(327,343)	$(435,228)	$(354,687)	$(466,861)	$(1,584,119)

Net realized and unrealized gain (loss)	$(63,535,423)	$20,734,426	$(56,630,451)	$(61,620,032)	$(161,051,480)
Net income (loss)	$(63,862,766)	$20,299,198	$(56,985,138)	$(62,086,893)	$(162,635,599)
Net increase (decrease) in net asset value per share*	$(29.82)	$1.82	$(16.39)	$(11.01)	$(55.40)

PROSHARES VIX MID-TERM FUTURES ETF

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(110,008)	$(97,187)	$(92,236)	$(87,047)	$(386,478)

Net realized and unrealized gain (loss)	$(2,507,472)	$(8,154,254)	$1,961,421	$(519,222)	$(9,219,527)
Net income (loss)	$(2,617,480)	$(8,251,441)	$1,869,185	$(606,269)	$(9,606,005)
Net increase (decrease) in net asset value per share*	$(3.21)	$(12.21)	$2.25	$(0.41)	$(13.58)

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(97,496)	$(126,773)	$(165,692)	$(156,605)	$(546,566)

Net realized and unrealized gain (loss)	$(10,666,924)	$4,968,921	$(13,237,039)	$(12,713,209)	$(31,648,251)
Net income (loss)	$(10,764,420)	$4,842,148	$(13,402,731)	$(12,869,814)	$(32,194,817)
Net increase (decrease) in net asset value per share*	$(33.06)	$7.41	$(20.44)	$(15.53)	$(61.62)

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(771,039)	$(740,111)	$(989,160)	$(1,785,159)	$(4,285,469)

Net realized and unrealized gain (loss)	$2,702,003	$74,375,658	$(15,817,047)	$(8,786,121)	$52,474,493
Net income (loss)	$1,930,964	$73,635,547	$(16,806,207)	$(10,571,280)	$48,189,024
Net increase (decrease) in net asset value per share	$(5.64)	$26.55	$(13.59)	$(13.42)	$(6.10)

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(213,419)	$(296,200)	$(339,271)	$(479,479)	$(1,328,369)

Net realized and unrealized gain (loss)	$28,978,416	$(7,151,632)	$34,822,564	$40,037,687	$96,687,035
Net income (loss)	$28,764,997	$(7,447,832)	$34,483,293	$39,558,208	$95,358,666
Net increase (decrease) in net asset value per share*	$13.04	$(6.97)	$13.38	$14.98	$34.43

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(1,084,303)	$(1,418,872)	$(1,308,139)	$(1,548,172)	$(5,359,486)

Net realized and unrealized gain (loss)	$(9,236,592)	$(258,000,022)	$84,470,033	$106,954,440	$(75,812,141)
Net income (loss)	$(10,320,895)	$(259,418,894)	$83,161,894	$105,406,268	$(81,171,627)
Net increase (decrease) in net asset value per share	$(6.79)	$(33.74)	$3.21	$(4.67)	$(41.99)

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(1,072,705)	$(1,390,499)	$(1,259,552)	$(1,106,005)	$(4,828,761)

Net realized and unrealized gain (loss)	$(143,776,907)	$39,753,861	$(187,604,306)	$(140,531,856)	$(432,159,208)
Net income (loss)	$(144,849,612)	$38,363,362	$(188,863,858)	$(141,637,861)	$(436,987,969)
Net increase (decrease) in net asset value per share*	$(502.22)	$(15.06)	$(149.88)	$(71.03)	$(738.19)

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(7,991)	$(7,267)	$(8,532)	$(10,280)	$(34,070)

Net realized and unrealized gain (loss)	$(505,706)	$(22,047)	$903,300	$1,125,802	$1,501,349
Net income (loss)	$(513,697)	$(29,314)	$894,768	$1,115,522	$1,467,279
Net increase (decrease) in net asset value per share	$(8.56)	$(0.49)	$14.91	$18.60	$24.46

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(6,860)	$(7,940)	$(8,450)	$(8,880)	$(32,130)

Net realized and unrealized gain (loss)	$66,892	$655,164	$(198,343)	$59,879	$583,592
Net income (loss)	$60,032	$647,224	$(206,793)	$50,999	$551,462
Net increase (decrease) in net asset value per share	$1.00	$10.79	$(3.45)	$0.85	$9.19

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(599,273)	$(829,357)	$(639,303)	$(347,908)	$(2,415,841)

Net realized and unrealized gain (loss)	$(15,666,162)	$(45,885,286)	$71,664,478	$135,616,417	$145,729,447
Net income (loss)	$(16,265,435)	$(46,714,643)	$71,025,175	$135,268,509	$143,313,606
Net increase (decrease) in net asset value per share	$(3.25)	$(3.85)	$6.16	$47.19	$46.25

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(321,310)	$(438,268)	$(1,036,872)	$(748,178)	$(2,544,628)

Net realized and unrealized gain (loss)	$(7,626,876)	$10,910,913	$(41,506,278)	$32,000,414	$(6,221,827)
Net income (loss)	$(7,948,186)	$10,472,645	$(42,543,150)	$31,252,236	$(8,766,455)
Net increase (decrease) in net asset value per share	$(3.83)	$(0.14)	$(6.08)	$1.47	$(8.58)

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(155,585)	$(172,282)	$(86,019)	$(47,021)	$(460,907)

Net realized and unrealized gain (loss)	$(5,773,719)	$(3,982,380)	$9,581,777	$11,870,441	$11,696,119
Net income (loss)	$(5,929,304)	$(4,154,662)	$9,495,758	$11,823,420	$11,235,212
Net increase (decrease) in net asset value per share	$(26.06)	$(3.35)	$5.76	$37.64	$13.99

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(43,566)	$(74,590)	$(48,035)	$(43,169)	$(209,360)

Net realized and unrealized gain (loss)	$(5,679,637)	$4,991,846	$1,001,581	$(2,265,942)	$(1,952,152)
Net income (loss)	$(5,723,203)	$4,917,256	$953,546	$(2,309,111)	$(2,161,512)
Net increase (decrease) in net asset value per share*	$(30.28)	$16.71	$3.08	$(21.69)	$(32.18)

PROSHARES ULTRASHORT GOLD

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(250,373)	$(218,689)	$(185,871)	$(202,884)	$(857,817)

Net realized and unrealized gain (loss)	$(19,243,614)	$(5,262,045)	$11,832,873	$(573,826)	$(13,246,612)
Net income (loss)	$(19,493,987)	$(5,480,734)	$11,647,002	$(776,710)	$(14,104,429)
Net increase (decrease) in net asset value per share	$(15.22)	$(4.30)	$12.93	$(0.28)	$(6.87)

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(210,717)	$(349,253)	$(283,915)	$(331,975)	$(1,175,860)

Net realized and unrealized gain (loss)	$5,891,080	$75,931,449	$(38,028,963)	$19,230,833	$63,024,399
Net income (loss)	$5,680,363	$75,582,196	$(38,312,878)	$18,898,858	$61,848,539
Net increase (decrease) in net asset value per share	$4.00	$46.23	$(25.99)	$15.41	$39.65

PROSHARES ULTRASHORT SILVER

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(191,211)	$(133,126)	$(129,289)	$(132,215)	$(585,841)

Net realized and unrealized gain (loss)	$(2,651,815)	$(5,873,834)	$21,824,710	$4,627,812	$17,926,873
Net income (loss)	$(2,843,026)	$(6,006,960)	$21,695,421	$4,495,597	$17,341,032
Net increase (decrease) in net asset value per share	$(7.05)	$(9.07)	$33.45	$8.50	$25.83

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(228,180)	$(273,413)	$(210,470)	$(261,241)	$(973,304)

Net realized and unrealized gain (loss)	$10,137,402	$92,499,186	$(26,077,138)	$15,339,069	$91,898,519
Net income (loss)	$9,909,222	$92,225,773	$(26,287,608)	$15,077,828	$90,925,215
Net increase (decrease) in net asset value per share	$2.66	$56.54	$(34.03)	$13.22	$38.39

PROSHARES SHORT EURO

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(16,599)	$(27,255)	$(37,429)	$(36,964)	$(118,247)

Net realized and unrealized gain (loss)	$14,611	$65,929	$1,308,992	$622,008	$2,011,540
Net income (loss)	$(1,988)	$38,674	$1,271,563	$585,044	$1,893,293
Net increase (decrease) in net asset value per share	$(0.08)	$0.10	$2.91	$1.55	$4.48

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(8,405)	$(8,572)	$(16,029)	$(18,164)	$(51,170)

Net realized and unrealized gain (loss)	$108,751	$(61,980)	$(247,809)	$(158,504)	$(359,542)
Net income (loss)	$100,346	$(70,552)	$(263,838)	$(176,668)	$(410,712)
Net increase (decrease) in net asset value per share	$1.00	$(0.70)	$(1.54)	$(0.80)	$(2.04)

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(59,178)	$(49,562)	$(50,580)	$(53,863)	$(213,183)

Net realized and unrealized gain (loss)	$(2,218,104)	$(988,871)	$2,798,717	$2,529,379	$2,121,121
Net income (loss)	$(2,277,282)	$(1,038,433)	$2,748,137	$2,475,516	$1,907,938
Net increase (decrease) in net asset value per share	$(4.31)	$(2.08)	$5.62	$5.51	$4.74

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(8,669)	$(30,369)	$(59,621)	$(60,765)	$(159,424)

Net realized and unrealized gain (loss)	$(83,154)	$3,301,237	$(1,475,308)	$1,810,524	$3,553,299
Net income (loss)	$(91,823)	$3,270,868	$(1,534,929)	$1,749,759	$3,393,875
Net increase (decrease) in net asset value per share	$(0.92)	$9.52	$(2.81)	$3.04	$8.83

PROSHARES ULTRASHORT EURO

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(901,399)	$(948,368)	$(1,070,109)	$(1,074,269)	$(3,994,145)

Net realized and unrealized gain (loss)	$(2,166,393)	$4,020,165	$74,943,078	$37,385,957	$114,182,807
Net income (loss)	$(3,067,792)	$3,071,797	$73,872,969	$36,311,688	$110,188,662
Net increase (decrease) in net asset value per share	$(0.13)	$0.13	$2.91	$1.62	$4.53

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(1,093,113)	$(1,151,118)	$(1,130,081)	$(1,001,200)	$(4,375,512)

Net realized and unrealized gain (loss)	$23,862,208	$(17,083,818)	$(39,284,267)	$(16,138,673)	$(48,644,550)
Net income (loss)	$22,769,095	$(18,234,936)	$(40,414,348)	$(17,139,873)	$(53,020,062)
Net increase (decrease) in net asset value per share	$0.99	$(0.72)	$(1.55)	$(0.68)	$(1.96)

PROSHARES ULTRASHORT YEN

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(950,309)	$(820,394)	$(866,070)	$(1,104,828)	$(3,741,601)

Net realized and unrealized gain (loss)	$(24,636,797)	$(14,260,091)	$60,575,000	$75,195,594	$96,873,706
Net income (loss)	$(25,587,106)	$(15,080,485)	$59,708,930	$74,090,766	$93,132,105
Net increase (decrease) in net asset value per share	$(3.25)	$(2.72)	$10.86	$13.58	$18.47

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(935,606)	$(1,178,365)	$(1,164,837)	$(1,119,423)	$(4,398,231)

Net realized and unrealized gain (loss)	$61,500,278	$41,277,109	$(14,083,894)	$66,625,976	$155,319,469
Net income (loss)	$60,564,672	$40,098,744	$(15,248,731)	$65,506,553	$150,921,238
Net increase (decrease) in net asset value per share	$8.25	$5.10	$(1.92)	$8.68	$20.11

PROSHARES ULTRA BLOOMBERG COMMODITY

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(6,957)	$(7,738)	$(8,944)	$(7,352)	$(30,991)

Net realized and unrealized gain (loss)	$408,227	$(37,364)	$(991,280)	$(791,622)	$(1,412,039)
Net income (loss)	$401,270	$(45,102)	$(1,000,224)	$(798,974)	$(1,443,030)
Net increase (decrease) in net asset value per share	$2.68	$(0.08)	$(5.00)	$(4.00)	$(6.40)

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(11,629)	$(9,573)	$(9,375)	$(7,900)	$(38,477)

Net realized and unrealized gain (loss)	$(87,638)	$(860,431)	$148,876	$(133,828)	$(933,021)
Net income (loss)	$(99,267)	$(870,004)	$139,501	$(141,728)	$(971,498)
Net increase (decrease) in net asset value per share	$(0.78)	$(4.35)	$0.70	$(0.53)	$(4.96)

PROSHARES ULTRA BLOOMBERG CRUDE OIL

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(333,392)	$(224,621)	$(329,563)	$(878,788)	$(1,766,364)

Net realized and unrealized gain (loss)	$21,676,202	$11,978,443	$(28,886,080)	$(373,330,487)	$(368,561,922)
Net income (loss)	$21,342,810	$11,753,822	$(29,215,643)	$(374,209,275)	$(370,328,286)
Net increase (decrease) in net asset value per share	$2.54	$4.56	$(9.07)	$(19.97)	$(21.94)

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(792,030)	$(655,340)	$(383,510)	$(365,401)	$(2,196,281)

Net realized and unrealized gain (loss)	$37,813,890	$(1,318,287)	$35,386,540	$(3,839,973)	$68,042,170
Net income (loss)	$37,021,860	$(1,973,627)	$35,003,030	$(4,205,374)	$65,845,889
Net increase (decrease) in net asset value per share	$2.28	$(1.51)	$4.55	$(2.62)	$2.70

PROSHARES ULTRA BLOOMBERG NATURAL GAS

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(117,562)	$(51,717)	$(128,208)	$(231,094)	$(528,581)

Net realized and unrealized gain (loss)	$18,608,808	$603,144	$(1,319,583)	$(55,586,378)	$(37,694,009)
Net income (loss)	$18,491,246	$551,427	$(1,447,791)	$(55,817,472)	$(38,222,590)
Net increase (decrease) in net asset value per share	$6.30	$(0.10)	$(8.82)	$(20.81)	$(23.43)

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(197,871)	$(111,690)	$(214,137)	$(297,992)	$(821,690)

Net realized and unrealized gain (loss)	$23,612,230	$(10,837,515)	$(5,107,353)	$33,918,038	$41,585,400
Net income (loss)	$23,414,359	$(10,949,205)	$(5,321,490)	$33,620,046	$40,763,710
Net increase (decrease) in net asset value per share	$11.20	$(14.23)	$(3.76)	$6.58	$(0.21)

PROSHARES ULTRA GOLD

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(317,539)	$(297,090)	$(293,686)	$(249,033)	$(1,157,348)

Net realized and unrealized gain (loss)	$18,243,517	$3,768,105	$(20,002,547)	$(2,793,404)	$(784,329)
Net income (loss)	$17,925,978	$3,471,015	$(20,296,233)	$(3,042,437)	$(1,941,677)
Net increase (decrease) in net asset value per share	$5.77	$1.35	$(7.28)	$(1.09)	$(1.25)

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(703,550)	$(478,211)	$(391,586)	$(351,868)	$(1,925,215)

Net realized and unrealized gain (loss)	$(25,530,014)	$(130,983,691)	$30,664,955	$(30,955,795)	$(156,804,545)
Net income (loss)	$(26,233,564)	$(131,461,902)	$30,273,369	$(31,307,663)	$(158,729,760)
Net increase (decrease) in net asset value per share	$(6.57)	$(35.51)	$9.07	$(9.50)	$(42.51)

PROSHARES ULTRA SILVER

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(1,125,310)	$(1,047,200)	$(1,023,432)	$(772,666)	$(3,968,608)

Net realized and unrealized gain (loss)	$18,318,102	$38,803,113	$(169,039,274)	$(53,526,098)	$(165,444,157)
Net income (loss)	$17,192,792	$37,755,913	$(170,062,706)	$(54,298,764)	$(169,412,765)
Net increase (decrease) in net asset value per share	$1.90	$4.87	$(23.70)	$(7.03)	$(23.96)

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(1,624,407)	$(1,206,634)	$(1,265,741)	$(1,183,925)	$(5,280,707)

Net realized and unrealized gain (loss)	$(78,055,718)	$(491,068,555)	$124,899,612	$(114,051,116)	$(558,275,777)
Net income (loss)	$(79,680,125)	$(492,275,189)	$123,633,871	$(115,235,041)	$(563,556,484)
Net increase (decrease) in net asset value per share*	$(17.98)	$(90.94)	$17.31	$(16.95)	$(108.56)

PROSHARES ULTRA AUSTRALIAN DOLLAR

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(7,330)	$(8,143)	$(8,369)	$(7,271)	$(31,113)

Net realized and unrealized gain (loss)	$283,701	$155,796	$(465,150)	$(371,232)	$(396,885)
Net income (loss)	$276,371	$147,653	$(473,519)	$(378,503)	$(427,998)
Net increase (decrease) in net asset value per share	$2.76	$1.48	$(4.74)	$(3.78)	$(4.28)

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(9,492)	$(9,095)	$(8,041)	$(8,277)	$(34,905)

Net realized and unrealized gain (loss)	$74,430	$(922,515)	$154,043	$(252,956)	$(946,998)
Net income (loss)	$64,938	$(931,610)	$146,002	$(261,233)	$(981,903)
Net increase (decrease) in net asset value per share	$0.65	$(9.32)	$1.46	$(2.61)	$(9.82)

PROSHARES ULTRA EURO

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(5,664)	$(5,779)	$(5,529)	$(5,275)	$(22,247)

Net realized and unrealized gain (loss)	$5,119	$(30,602)	$(385,103)	$(214,457)	$(625,043)
Net income (loss)	$(545)	$(36,381)	$(390,632)	$(219,732)	$(647,290)
Net increase (decrease) in net asset value per share	$0.01	$(0.36)	$(3.91)	$(1.90)	$(6.16)

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(10,724)	$(8,143)	$(8,123)	$(8,034)	$(35,024)

Net realized and unrealized gain (loss)	$(286,525)	$133,877	$268,708	$108,024	$224,084
Net income (loss)	$(297,249)	$125,734	$260,585	$99,990	$189,060
Net increase (decrease) in net asset value per share	$(1.49)	$0.61	$1.78	$0.78	$1.68

PROSHARES ULTRA YEN

	Three months ended (unaudited)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year ended December 31, 2014
Net investment income (loss)	$(6,420)	$(6,068)	$(4,379)	$(3,995)	$(20,862)

Net realized and unrealized gain (loss)	$107,537	$82,626	$(295,508)	$(291,184)	$(396,529)
Net income (loss)	$101,117	$76,558	$(299,887)	$(295,179)	$(417,391)
Net increase (decrease) in net asset value per share	$0.67	$0.66	$(3.00)	$(2.84)	$(4.51)

	Three months ended (unaudited)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year ended December 31, 2013
Net investment income (loss)	$(10,060)	$(7,227)	$(7,357)	$(7,130)	$(31,774)

Net realized and unrealized gain (loss)	$(794,354)	$(375,897)	$45,140	$(418,906)	$(1,544,017)
Net income (loss)	$(804,414)	$(383,124)	$37,783	$(426,036)	$(1,575,791)
Net increase (decrease) in net asset value per share	$(4.41)	$(2.55)	$0.25	$(2.84)	$(9.55)

See the Index to Financial Statements for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Those Financial Statements, and the notes and schedules related thereto, are incorporated by reference into this Item 8.

*	See Note 1 of the Notes to Financial Statements in Item 15 of Part IV in this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) of the Trust and the Funds were effective, as of December 31, 2014, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

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

The principal executive officer and principal financial officer of the Trust assessed the effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2014. Their assessment included an evaluation of the design of the Trust’s and the Funds’ internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Trust’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Trust concluded that the Trust’s and the Funds’ internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Trust’s and the Funds’ internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

As of December 31, 2014, the Sponsor serves as the Trust’s commodity pool operator.

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

Background and Principals

As of December 31, 2014, the Sponsor served as the commodity pool operator of the Trust and the Funds, and previously also served as the commodity trading advisor to the Trust and the Funds. The Sponsor is registered as a commodity pool operator with the CFTC and is a member in good standing of the NFA. The Sponsor’s membership with the NFA was originally approved on June 11, 1999. It withdrew its membership with the NFA on August 31, 2000 but later re-applied and had its membership subsequently approved on January 8, 2001. Its membership with the NFA is currently effective. The Sponsor’s registration as a commodity trading advisor was approved on June 11, 1999. On February 17, 2013, the Sponsor’s commodity trading advisor registration was withdrawn. The Sponsor’s registration as a commodity pool operator was originally approved on June 11, 1999. It withdrew its registration as a commodity pool operator on August 30, 2000 but later re-applied and had its registration subsequently approved on November 28, 2007. Its registration as a commodity pool operator is currently effective. As a registered commodity pool operator, with respect to the Trust, the Sponsor must comply with various regulatory requirements under the CEA, and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The NFA approved the Sponsor as a Swaps Firm on January 4, 2013. The Sponsor is also subject to periodic inspections and audits by the CFTC and NFA. Its principal place of business is 7501 Wisconsin Avenue, Suite 1000, Bethesda, Maryland 20814 and its telephone number is (240) 497-6400. The registration of the Sponsor with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Sponsor, the Trust and the Funds.

In its capacity as a commodity pool operator, the Sponsor is an organization which operates or solicits funds for commodity pools; that is, an enterprise in which funds contributed by a number of persons are combined for the purpose of trading futures contracts.

Executive Officers of the Trust and Principals and Significant Employees of the Sponsor

Name	Position
Michael L. Sapir	Chief Executive Officer and Principal of the Sponsor
Louis M. Mayberg	Principal of the Sponsor
William E. Seale	Principal of the Sponsor
Sapir Family Trust	Principal of the Sponsor
Northstar Trust	Principal of the Sponsor
Timothy N. Coakley	Chief Financial Officer and Principal of the Sponsor
Edward J. Karpowicz	Principal Financial Officer of the Trust and Principal of the Sponsor
Todd B. Johnson*	Principal Executive Officer of the Trust and Chief Investment Officer and Principal of the Sponsor
Hratch Najarian	Director, Portfolio Management and Principal of the Sponsor
Jeffrey A. Ploshnick	Senior Portfolio Manager and Associated Person of the Sponsor
Ryan T. Dofflemeyer	Portfolio Manager and Associated Person of the Sponsor
Lisa P. Johnson	Principal of the Sponsor
Victor M. Frye	Principal of the Sponsor

*	Denotes principal of the Sponsor who supervises persons who participate in making trading decisions for the Funds.

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

Michael L. Sapir, Co-Founder, Chief Executive Officer and a listed principal of the Sponsor since August 14, 2008; Co-Founder, Chief Executive Officer and a member of PFA since April 1997, and a listed principal of PFA since November 26, 2012; and Co-Founder, Chief Executive Officer and a member of PSA since January 2005 and a listed principal of PSA since January 14, 2014. As Co-Founder and Chief Executive Officer of the Sponsor, PFA and PSA, Mr. Sapir’s responsibilities include oversight of all aspects of the Sponsor, PFA and PSA, respectively.

Louis M. Mayberg, a member and a listed principal of the Sponsor since June 9, 2008; a member of PFA since April 1997 and a listed principal of PFA since November 26, 2012; and a member of PSA since January 2005 and a listed principal of PSA since January 14, 2014. Mr. Mayberg served as Principal Executive Officer of the Trust from June 2008 to December 2013.

William E. Seale, Ph.D., a member of the Sponsor and a listed principal of the Sponsor since June 11, 1999; a member of PFA since April 1997 and a listed principal of PFA since November 8, 2013; and a member of PSA since April 2005 and a listed principal of PSA since January 14, 2014. Dr. Seale served as Chief Investment Officer of PFA from January 2003 to July 2005 and from October 2006 to June 2008 and as Director of Portfolio from January 1997 to January 2003. Dr. Seale served as Chief Investment Officer of PSA from October 2006 to June 2008. In these roles, Dr. Seale’s responsibilities included oversight of the investment management activities of the respective entities. Dr. Seale is a former commissioner of the CFTC.

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

Timothy N. Coakley, Chief Financial Officer and a listed principal of the Sponsor since March 7, 2014; Chief Financial Officer and a listed principal of PFA since March 11, 2014; and Chief Financial Officer and a listed principal of PSA since March 11, 2014. As Chief Financial Officer of the Sponsor, Mr. Coakley’s responsibilities include oversight of the financial matters of the Sponsor.

Edward J. Karpowicz, Principal Financial Officer of the Trust since July 2008 and a listed principal of the Sponsor since September 18, 2013. Mr. Karpowicz has been employed by PFA since July 2002 and PSA since its inception as Vice President of Financial Administration. Mr. Karpowicz is 51 years old.

Todd B. Johnson, Principal Executive Officer of the Trust since January 2014; Chief Investment Officer of the Sponsor since February 27, 2009, a registered swap associated person of the Sponsor since January 4, 2013, a registered associated person of the Sponsor since January 29, 2010, and a listed principal of the Sponsor since January 16, 2009. As Principal Executive Officer of the Trust, Mr. Johnson’s responsibilities include oversight of the operations of the Trust. As Chief Investment Officer of the Sponsor, Mr. Johnson’s responsibilities include oversight of the investment management activities of the Sponsor. Mr. Johnson has served as Chief Investment Officer of PFA and PSA since December 2008 and has been registered as an associated person of PFA since December 5, 2012 and listed as a principal of PFA since November 26, 2012. In addition, Mr. Johnson has been listed as a principal and associated person of PSA since January 14, 2014. Mr. Johnson served from 2002 to December 2008 at World Asset Management (a financial services firm), working as President and Chief Investment Officer from January 2006 to December 2008, and as Managing Director and Chief Investment Officer of Quantitative Investments of Munder Capital Management, an asset management firm, from January 2002 to December 2005. Mr. Johnson is 51 years old.

Hratch Najarian, Director, Portfolio Management of the Sponsor since August 2013 and a listed principal of the Sponsor since October 15, 2013. In these roles, Mr. Najarian’s responsibilities include oversight of the investment management activities of the Sponsor. Mr. Najarian also serves as Director, Portfolio Management of PFA and PSA since August 2013, and is listed as a principal of PFA since January 8, 2014 and a principal and associated person of PSA since January 14, 2014. Mr. Najarian served as Senior Portfolio Manager of PSA from December 2009 through September 2013. He also served as Senior Portfolio Manager of PFA from December 2009 through September 2013, as Portfolio Manager of PFA from May 2007 through November 2009, and as Associate Portfolio Manager of PFA from November 2004 through April 2007.

Jeffrey A. Ploshnick, Senior Portfolio Manager of the Sponsor since April 12, 2011, a registered associated person and an NFA associate member of the Sponsor since April 12, 2011. In these roles, Mr. Ploshnick’s responsibilities include day-to-day portfolio management of the Currency Funds. Mr. Ploshnick has been registered as an associated person of PFA since December 5, 2012. Mr. Ploshnick also serves as a Senior Portfolio Manager of PFA since May 2007 and has served as Portfolio Manager from February 2001 to April 2007. In addition, Mr. Ploshnick also serves as a Senior Portfolio Manager of PSA since March 2011.

Ryan T. Dofflemeyer, Portfolio Manager of the Sponsor since January 3, 2011, a registered associated person and an NFA associate member of the Sponsor since October 26, 2010. In these roles, Mr. Dofflemeyer’s responsibilities include day-to-day portfolio management of the VIX Funds, the Managed Futures Fund, the Commodity Index Funds and the Commodity Funds. Mr. Dofflemeyer has been registered as an associated person of PFA since December 5, 2012. Mr. Dofflemeyer also serves as a Portfolio Manager of PFA since August 2007 and was a Portfolio Analyst between October 2003 and August 2007. In addition, Mr. Dofflemeyer also serves as Portfolio Manager for Horizon BetaPro Funds (investment funds) since May 2008 and served as a Portfolio Manager of PSA from March 2010 through September 2013. Mr. Dofflemeyer worked as a Research Assistant for the Investment Company Institute (investment funds trade organization) from September 2001 to August 2003.

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

The Sponsor receives a monthly Management Fee from each Fund, with the exception of each Matching VIX Fund and the Managed Futures Fund, equal to 0.95% annually of the average daily net asset value per share at the end of each month. The Sponsor receives a monthly Management Fee from each Matching VIX Fund equal to 0.85% annually of the average daily net asset value per share at the end of each month. The Sponsor will receive a monthly Management Fee from the Managed Futures Fund equal to 0.75% annually of the average daily net asset value per share at the end of each month. During the first year of each Fund’s operations, the Sponsor will waive the Management Fee to the extent that such amounts cumulatively exceed the offering costs incurred by each Fund. For the year ended December 31, 2014, the following represents Management Fees earned by the Sponsor:

Fund
ProShares Managed Futures Strategy	$—
ProShares VIX Short-Term Futures ETF	1,083,189
ProShares VIX Mid-Term Futures ETF	392,120
ProShares Short VIX Short-Term Futures ETF	2,785,597
ProShares Ultra VIX Short-Term Futures ETF	2,868,337
ProShares UltraShort Bloomberg Commodity	35,302
ProShares UltraShort Bloomberg Crude Oil	2,448,428
ProShares UltraShort Bloomberg Natural Gas	385,014
ProShares UltraShort Gold	898,453
ProShares UltraShort Silver	616,703
ProShares Short Euro	121,126
ProShares UltraShort Australian Dollar	208,597
ProShares UltraShort Euro	4,193,741
ProShares UltraShort Yen	3,938,854
ProShares Ultra Bloomberg Commodity	32,321
ProShares Ultra Bloomberg Crude Oil	1,769,248
ProShares Ultra Bloomberg Natural Gas	455,794
ProShares Ultra Gold	1,212,064
ProShares Ultra Silver	4,148,207
ProShares Ultra Australian Dollar	31,317
ProShares Ultra Euro	23,330
ProShares Ultra Yen	21,963

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding ownership of Shares of certain beneficial owners as of December 31, 2014:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Shares of ProShares Managed Futures Strategy	ProShares Morningstar Alternatives Solution ETF 7501 Wisconsin Avenue, East Tower Suite 1000 Bethesda, Maryland 20814	234,702 shares	78.2%

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See “Item 11. Executive Compensation” in this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit Fees	754,000	735,000
Audit-Related Fees	24,000	7,500
Tax Fees	3,324,250	3,186,400
All Other Fees	—	—

Total	4,102,250	3,928,900

Audit fees for the year ended December 31, 2014 consist of fees paid to PwC for the audit of the Funds’ December 31, 2014 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Audit fees for the year ended December 31, 2013 consist of fees paid to PwC for the audit of the Funds’ December 31, 2013 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013, for the review of the financial statements included in each Form 10-Q, and for the audits of financial statements included with registration statements. Tax fees include certain tax compliance and reporting services provided by PwC to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free tax package support help line.

(5) The Sponsor approved all of the services provided by PwC described above. The Sponsor pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

(6) None of the hours expended on PwC’s engagement to audit each Fund’s financial statements for the years ended December 31, 2013 or 2014 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statement Schedules

See the Index to Financial Statements for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description of Document

4.1	Trust Agreement of ProShares Trust II (1)

4.2	Form of Amended and Restated Trust Agreement of ProShares Trust II (2)

4.2.1	Amended and Restated Trust Agreement of ProShares Trust II (3)

4.3	Form of Authorized Participant Agreement (4)

10.1	Form of Sponsor Agreement (2)

10.2	Form of Administration and Transfer Agency Services Agreement (4)

10.3	Form of Custodian Agreement (5)

10.4	Form of Distribution Agreement (4)

10.5	Form of Futures Account Agreement (4)

23.1	Consent of Independent Registered Public Accounting Firm (6)

31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (6)

31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (6)

32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Trust’s Registration Statement, filed on October 18, 2007.
(2)	Incorporated by reference to the Trust’s Registration Statement, filed on August 15, 2008.
(3)	Incorporated by reference to the Trust’s Registration Statement, filed on September 18, 2008.
(4)	Incorporated by reference to the Trust’s Registration Statement, filed on November 17, 2008.
(5)	Incorporated by reference to the Trust’s Registration Statement, filed on October 22, 2008.
(6)	Filed herewith.

ProShares Trust II

Financial Statements as of December 31, 2014

Report of Independent Registered Public Accounting Firm

To the Shareholders of ProShares Trust II:

In our opinion, the accompanying combined and individual statements of financial condition, including the schedules of investments, and the related combined and individual statements of operations, of changes in shareholders’ equity and of cash flows, present fairly, in all material respects, the combined financial position of the ProShares Trust II at December 31, 2014 and 2013, and the individual financial positions of each of the following twenty-two funds comprising ProShares Trust II

ProShares Managed Futures Strategy (a)	ProShares UltraShort Euro (b)
ProShares VIX Short-Term Futures ETF (b)	ProShares UltraShort Yen (b)
ProShares VIX Mid-Term Futures ETF (b)	ProShares Ultra Bloomberg Commodity (b)
ProShares Short VIX Short-Term Futures ETF (b)	ProShares Ultra Bloomberg Crude Oil (b)
ProShares Ultra VIX Short-Term Futures ETF (b)	ProShares Ultra Bloomberg Natural Gas (b)
ProShares UltraShort Bloomberg Commodity (b)	ProShares Ultra Gold (b)
ProShares UltraShort Bloomberg Crude Oil (b)	ProShares Ultra Silver (b)
ProShares UltraShort Bloomberg Natural Gas (b)	ProShares Ultra Australian Dollar (d)
ProShares UltraShort Gold (b)	ProShares Ultra Euro (b)
ProShares UltraShort Silver (b)	ProShares Ultra Yen (b)
ProShares Short Euro (c)
ProShares UltraShort Australian Dollar (d)	ProShares Trust II (“combined”) (e)

(a)	A statement of financial condition, including the schedule of investments, is presented as of December 31, 2014, and the related statements of operations, of changes in shareholders’ equity and of cash flows are presented for the period from October 1, 2014 (Inception) through December 31, 2014.
(b)	A statement of financial condition, including the schedule of investments, is presented as of December 31, 2014 and 2013, and the related statements of operations, of changes in shareholders’ equity and of cash flows are presented for each of the three years in the period ended December 31, 2014.
(c)	A statement of financial condition, including the schedule of investments, is presented as of December 31, 2014 and 2013, and the related statements of operations, of changes in shareholders’ equity and of cash flows are presented for the year ended December 31, 2014, the year ended December 31, 2013 and for the period from June 26, 2012 (Commencement of Investment Operations) through December 31, 2012.
(d)	A statement of financial condition, including the schedule of investments, is presented as of December 31, 2014 and 2013, and the related statements of operations, of changes in shareholders’ equity and of cash flows are presented for the year ended December 31, 2014, the year ended December 31, 2013 and for the period from July 17, 2012 (Commencement of Investment Operations) through December 31, 2012.
(e)	A statement of financial condition is presented as of December 31, 2014 and 2013, and the related statements of operations, of changes in shareholders’ equity and of cash flows are presented for each of the three years in the period ended December 31, 2014.

(collectively, the “Trust”) at December 31, 2014, and with respect to the individual funds designated with (b) (c) and (d) also at December 31, 2013, and the combined and individual results of their operations and their cash flows, for the respective periods described in (a) (b) (c) (d) and (e) in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the combined Trust and each of the individual funds maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the combined Trust and each of the individual fund’s financial statements and on the combined Trust’s and each of the individual fund’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

March 2, 2015

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENT OF FINANCIAL CONDITION

December 31, 2014
Assets
Cash	$6,135,185
Segregated cash balances with brokers for futures contracts	195,142
Receivable on open futures contracts	17,445
Offering costs (Note 5)	49,384
Limitation by Sponsor	9,474

Total assets	6,406,630

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	65,785

Total liabilities	65,785

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	6,340,845

Total liabilities and shareholders’ equity	$6,406,630

Shares outstanding	300,010

Net asset value per share	$21.14

Market value per share (Note 2)	$21.28

*	Since the Fund commenced investment operations on October 1, 2014, the Statement of Financial Condition as of December 31, 2013 has not been provided.

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Coffee ‘C’ Futures - ICE, expires March 2015	1	$62,475	$(5,231)
Soybean Futures - CBT, expires March 2015	3	153,525	(2,350)
US Treasury Long Bond Futures - CBT, expires March 2015	3	433,688	5,750
US 10 YR Note Futures - CBT, expires March 2015	6	760,781	4,536
Live Cattle Futures - CME, expires April 2015	5	324,800	(930)
Corn Futures - CBT, expires July 2015	6	123,750	838
Wheat Futures - CBT, expires December 2015	4	122,950	(1,013)
Natural Gas Futures - NYMEX, expires January 2016	3	105,930	(8,980)

			$(7,380)

Futures Contracts Sold††

Gold Mini Futures - ICE, expires February 2015	4	$152,275	$1,530
Lean Hogs Futures - CME, expires February 2015	6	194,880	7,980
NY Harbor ULSD Futures - NYMEX, expires February 2015	2	154,022	14,704
RBOB Gasoline Futures - NYMEX, expires February 2015	2	123,656	16,057
WTI Crude Oil Mini Futures - NYMEX, expires February 2015	4	106,472	19,116
Australian Dollar Fx Currency Futures - CME, expires March 2015	3	243,660	3,865
British Pound Fx Currency Futures - CME, expires March 2015	6	583,875	2,540
Canadian Dollar Fx Currency Futures - CME, expires March 2015	4	343,880	4,190
Cocoa Futures - ICE, expires March 2015	13	378,300	1,360
Copper Futures - COMEX, expires March 2015	3	211,913	7,700
Copper Mini Futures - COMEX, expires March 2015	3	105,975	2,850
Cotton No. 2 Futures - ICE, expires March 2015	5	150,675	2,272
Euro Fx Currency Mini Futures - CME, expires March 2015	5	378,344	7,069
Japanese Yen Fx Currency Futures - CME, expires March 2015	3	313,088	2,413
Silver Mini Futures - ICE, expires March 2015	6	93,594	3,966
Swiss Franc Fx Currency Futures - CME, expires March 2015	3	377,775	6,000
Sugar #11 Futures - ICE, expires March 2015	8	130,099	8,095

			$111,707

††	Cash collateral in the amount of $195,142 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.
*	Since the Fund commenced investment operations on October 1, 2014, the Schedule of Investments as of December 31, 2013 has not been provided.

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM OCTOBER 1, 2014 (INCEPTION) THROUGH DECEMBER 31, 2014

October 1, 2014 (Inception) through December 31, 2014
Investment Income
Interest	$—

Expenses
Brokerage commissions	604
Offering costs	16,401
Limitation by Sponsor	(9,474)

Total expenses	7,531

Net investment income (loss)	(7,531)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	109,006

Net realized gain (loss)	109,006

Change in net unrealized appreciation/depreciation on
Futures contracts	104,327

Change in net unrealized appreciation/depreciation	104,327

Net realized and unrealized gain (loss)	213,333

Net income (loss)	$205,802

Net income (loss) per weighted-average share	$1.14

Weighted-average shares outstanding	180,779

*	Since the Fund commenced investment operations on October 1, 2014, the Statements of Operations for the years ended December 31, 2013 and 2012 have not been provided.

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM OCTOBER 1, 2014 (INCEPTION) THROUGH DECEMBER 31, 2014

October 1, 2014 (Inception) through December 31, 2014
Shareholders’ equity, beginning of period	$—

Addition of 400,010 shares, respectively	8,174,604
Redemption of 100,000 shares, respectively	(2,039,561)

Net addition (redemption) of 300,010 shares, respectively	6,135,043

Net investment income (loss)	(7,531)
Net realized gain (loss)	109,006
Change in net unrealized appreciation/depreciation	104,327

Net income (loss)	205,802

Shareholders’ equity, end of period	$6,340,845

*	Since the Fund commenced investment operations on October 1, 2014, the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013 and 2012 have not been provided.

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM OCTOBER 1, 2014 (INCEPTION) THROUGH DECEMBER 31, 2014

October 1, 2014 (Inception) through December 31, 2014
Cash flow from operating activities
Net income (loss)	$205,802
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(195,142)
Decrease (Increase) in receivable on futures contracts	(17,445)
Decrease (Increase) in Limitation by Sponsor	(9,474)
Change in offering cost	(49,384)
Increase (Decrease) in payable for offering costs	65,785

Net cash provided by (used in) operating activities	142

Cash flow from financing activities
Proceeds from addition of shares	8,174,604
Payment on shares redeemed	(2,039,561)

Net cash provided by (used in) financing activities	6,135,043

Net increase (decrease) in cash	6,135,185
Cash, beginning of period	—

Cash, end of period	$6,135,185

*	Since the Fund commenced investment operations on October 1, 2014, the Statements of Cash Flows for the years ended December 31, 2013 and 2012 have not been provided.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$1,694,791	$4,333,752
Segregated cash balances with brokers for futures contracts	18,439,750	64,020,350
Short-term U.S. government and agency obligations (Note 3) (cost $82,086,464 and $207,628,319, respectively)	82,088,299	207,636,383
Receivable on open futures contracts	9,317,236	3,179,017

Total assets	111,540,076	279,169,502

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	8,562,195
Management fee payable	80,751	208,753

Total liabilities	80,751	8,770,948

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	111,459,325	270,398,554

Total liabilities and shareholders’ equity	$111,540,076	$279,169,502

Shares outstanding	5,324,812	9,474,812

Net asset value per share	$20.93	$28.54

Market value per share (Note 2)	$20.99	$28.53

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(74% of shareholders’ equity)
U.S. Treasury Bills:
0.033% due 01/08/15	$3,961,000	$3,960,990
0.000% due 01/22/15	305,000	304,995
0.000% due 01/29/15	12,836,000	12,835,807
0.011% due 02/12/15	1,357,000	1,356,969
0.018% due 02/19/15	3,939,000	3,938,895
0.023% due 03/05/15	12,894,000	12,893,667
0.036% due 04/16/15	5,181,000	5,180,626
0.056% due 04/30/15	186,000	185,976
0.061% due 05/14/15	4,724,000	4,723,221
0.028% due 05/21/15	6,927,000	6,925,663
0.071% due 05/28/15	11,197,000	11,194,275
0.087% due 06/11/15	18,593,000	18,587,215

Total short-term U.S. government and agency obligations (cost $82,086,464)		$82,088,299

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2015	3,326	$59,951,150	$3,425,757
VIX Futures - CBOE, expires February 2015	2,775	50,574,375	2,838,863

			$6,264,620

††	Cash collateral in the amount of $18,439,750 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.

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

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Investment Income
Interest	$47,562	$77,010	$77,462

Expenses
Management fee	1,083,189	1,661,129	1,129,484
Brokerage commissions	82,921	—	—
Offering costs	—	—	1,090

Total expenses	1,166,110	1,661,129	1,130,574

Net investment income (loss)	(1,118,548)	(1,584,119)	(1,053,112)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(694,347)	(144,618,136)	(160,953,587)
Short-term U.S. government and agency obligations	12,242	(6,516)	5,730

Net realized gain (loss)	(682,105)	(144,624,652)	(160,947,857)

Change in net unrealized appreciation/depreciation on
Futures contracts	22,917,306	(16,431,267)	1,354,551
Short-term U.S. government and agency obligations	(6,229)	4,439	4,586

Change in net unrealized appreciation/depreciation	22,911,077	(16,426,828)	1,359,137

Net realized and unrealized gain (loss)	22,228,972	(161,051,480)	(159,588,720)

Net income (loss)	$21,110,424	$(162,635,599)	$(160,641,832)

Net income (loss) per weighted-average share (Note 1)	$3.86	$(36.12)	$(156.90)

Weighted-average shares outstanding (Note 1)	5,463,511	4,503,256	1,023,881

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Shareholders’ equity, beginning of period	$270,398,554	$137,657,464	$30,549,903

Addition of 10,575,000, 16,095,000 and 5,585,000 shares, respectively (Note 1)	228,373,046	688,146,488	801,055,108
Redemption of 14,725,000, 8,260,189 and 4,025,000 shares, respectively (Note 1)	(408,422,699)	(392,769,799)	(533,305,715)

Net addition (redemption) of (4,150,000), 7,834,811 and 1,560,000 shares, respectively (Note 1)	(180,049,653)	295,376,689	267,749,393

Net investment income (loss)	(1,118,548)	(1,584,119)	(1,053,112)
Net realized gain (loss)	(682,105)	(144,624,652)	(160,947,857)
Change in net unrealized appreciation/depreciation	22,911,077	(16,426,828)	1,359,137

Net income (loss)	21,110,424	(162,635,599)	(160,641,832)

Shareholders’ equity, end of period	$111,459,325	$270,398,554	$137,657,464

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash flow from operating activities
Net income (loss)	$21,110,424	$(162,635,599)	$(160,641,832)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	45,580,600	(29,910,352)	(34,109,998)
Net sale (purchase) of short-term U.S. government and agency obligations	125,541,855	(63,571,023)	(116,698,511)
Change in unrealized appreciation/depreciation on investments	6,229	(4,439)	(4,586)
Decrease (Increase) in receivable on futures contracts	(6,138,219)	(3,179,017)	742,451
Change in offering cost	—	—	1,090
Increase (Decrease) in management fee payable	(128,002)	102,304	82,174
Increase (Decrease) in payable on futures contracts	—	(31,540,181)	31,540,181

Net cash provided by (used in) operating activities	185,972,887	(290,738,307)	(279,089,031)

Cash flow from financing activities
Proceeds from addition of shares	228,373,046	690,664,556	800,446,503
Payment on shares redeemed	(416,984,894)	(398,582,455)	(518,930,864)

Net cash provided by (used in) financing activities	(188,611,848)	292,082,101	281,515,639

Net increase (decrease) in cash	(2,638,961)	1,343,794	2,426,608
Cash, beginning of period	4,333,752	2,989,958	563,350

Cash, end of period	$1,694,791	$4,333,752	$2,989,958

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$1,634,082	$1,906,397
Segregated cash balances with brokers for futures contracts	1,906,950	8,454,390
Short-term U.S. government and agency obligations (Note 3) (cost $24,104,754 and $46,039,268, respectively)	24,105,906	46,040,233
Receivable on open futures contracts	1,783,328	100,734

Total assets	29,430,266	56,501,754

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	7,947,955	5,321,983
Management fee payable	22,736	45,448

Total liabilities	7,970,691	5,367,431

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	21,459,575	51,134,323

Total liabilities and shareholders’ equity	$29,430,266	$56,501,754

Shares outstanding (Note 1)	337,404	662,501

Net asset value per share (Note 1)	$63.60	$77.18

Market value per share (Note 1) (Note 2)	$63.89	$77.16

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(112% of shareholders’ equity)
U.S. Treasury Bills:
0.012% due 01/22/15	$1,894,000	$1,893,968
0.012% due 02/12/15	345,000	344,992
0.025% due 03/05/15	1,563,000	1,562,960
0.043% due 04/16/15	12,807,000	12,806,075
0.047% due 04/30/15	771,000	770,899
0.071% due 05/28/15	1,551,000	1,550,623
0.087% due 06/11/15	5,178,000	5,176,389

Total short-term U.S. government and agency obligations (cost $24,104,754)		$24,105,906

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2015	205	$3,818,125	$(222,845)
VIX Futures - CBOE, expires May 2015	376	7,097,000	302,905
VIX Futures - CBOE, expires June 2015	376	7,191,000	54,730
VIX Futures - CBOE, expires July 2015	172	3,349,700	125,875

			$260,665

††	Cash collateral in the amount of $ 1,906,950 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.

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

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Investment Income
Interest	$16,573	$25,811	$49,908

Expenses
Management fee	392,120	572,377	835,393
Brokerage commissions	10,931	—	—
Offering costs	—	—	682

Total expenses	403,051	572,377	836,075

Net investment income (loss)	(386,478)	(546,566)	(786,167)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(14,378,810)	(28,219,863)	(75,241,919)
Short-term U.S. government and agency obligations	1,742	(78)	47

Net realized gain (loss)	(14,377,068)	(28,219,941)	(75,241,872)

Change in net unrealized appreciation/depreciation on
Futures contracts	5,157,354	(3,426,279)	4,642,340
Short-term U.S. government and agency obligations	187	(2,031)	8,950

Change in net unrealized appreciation/depreciation	5,157,541	(3,428,310)	4,651,290

Net realized and unrealized gain (loss)	(9,219,527)	(31,648,251)	(70,590,582)

Net income (loss)	$(9,606,005)	$(32,194,817)	$(71,376,749)

Net income (loss) per weighted-average share (Note 1)	$(14.08)	$(46.49)	$(147.08)

Weighted-average shares outstanding (Note 1)	682,131	692,570	485,299

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Shareholders’ equity, beginning of period	$51,134,323	$37,302,992	$90,821,428

Addition of 593,750, 1,512,500 and 606,250 shares, respectively (Note 1)	41,886,902	151,394,850	127,092,035
Redemption of 918,847, 1,118,750 and 643,750 shares, respectively (Note 1)	(61,955,645)	(105,368,702)	(109,233,722)

Net addition (redemption) of (325,097), 393,750 and (37, 500) shares, respectively (Note 1)	(20,068,743)	46,026,148	17,858,313

Net investment income (loss)	(386,478)	(546,566)	(786,167)
Net realized gain (loss)	(14,377,068)	(28,219,941)	(75,241,872)
Change in net unrealized appreciation/depreciation	5,157,541	(3,428,310)	4,651,290

Net income (loss)	(9,606,005)	(32,194,817)	(71,376,749)

Shareholders’ equity, end of period	$21,459,575	$51,134,323	$37,302,992

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash flow from operating activities
Net income (loss)	$(9,606,005)	$(32,194,817)	$(71,376,749)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	6,547,440	(624,390)	(7,830,000)
Net sale (purchase) of short-term U.S. government and agency obligations	21,934,514	33,888,602	9,470,473
Change in unrealized appreciation/depreciation on investments	(187)	2,031	(8,950)
Decrease (Increase) in receivable on futures contracts	(1,682,594)	(100,734)	798,319
Decrease (Increase) in Limitation by Sponsor	—	—	2,481
Change in offering cost	—	—	682
Increase (Decrease) in management fee payable	(22,712)	(13,917)	59,365
Increase (Decrease) in payable on futures contracts	—	(1,890,675)	1,890,675

Net cash provided by (used in) operating activities	17,170,456	(933,900)	(66,993,704)

Cash flow from financing activities
Proceeds from addition of shares	41,886,902	151,394,850	127,092,035
Payment on shares redeemed	(59,329,673)	(150,618,268)	(58,662,173)

Net cash provided by (used in) financing activities	(17,442,771)	776,582	68,429,862

Net increase (decrease) in cash	(272,315)	(157,318)	1,436,158
Cash, beginning of period	1,906,397	2,063,715	627,557

Cash, end of period	$1,634,082	$1,906,397	$2,063,715

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$9,122,219	$2,153,370
Segregated cash balances with brokers for futures contracts	85,244,950	33,552,650
Short-term U.S. government and agency obligations (Note 3) (cost $446,972,637 and $105,554,675, respectively)	446,975,220	105,559,022
Receivable on open futures contracts	—	603,833

Total assets	541,342,389	141,868,875

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,358,781	—
Payable on open futures contracts	31,020,019	—
Management fee payable	407,465	117,673

Total liabilities	34,786,265	117,673

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	506,556,124	141,751,202

Total liabilities and shareholders’ equity	$541,342,389	$141,868,875

Shares outstanding (Note 1)	8,250,040	2,100,040

Net asset value per share (Note 1)	$61.40	$67.50

Market value per share (Note 1) (Note 2)	$61.16	$67.47

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(88% of shareholders’ equity)
U.S. Treasury Bills:
0.040% due 01/08/15	$1,850,000	$1,849,995
0.006% due 01/22/15	22,078,000	22,077,632
0.010% due 01/29/15	9,864,000	9,863,852
0.021% due 02/19/15	1,830,000	1,829,951
0.019% due 03/05/15	90,719,000	90,716,657
0.016% due 03/12/15	151,190,000	151,184,205
0.043% due 04/16/15	6,920,000	6,919,500
0.063% due 05/14/15	7,752,000	7,750,721
0.066% due 05/21/15	61,759,000	61,747,077
0.073% due 05/28/15	16,216,000	16,212,054
0.072% due 06/04/15	67,517,000	67,495,479
0.030% due 06/11/15	9,331,000	9,328,097

Total short-term U.S. government and agency obligations (cost $446,972,637)		$446,975,220

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2015	15,388	$277,368,700	$(701,599)
VIX Futures - CBOE, expires February 2015	12,811	233,480,475	(15,650,550)

			$(16,352,149)

††	Cash collateral in the amount of $85,244,950 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.

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

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Investment Income
Interest	$81,544	$36,503	$18,261

Expenses
Management fee	2,785,597	845,479	196,650
Brokerage commissions	1,581,416	519,393	189,549
Offering costs	—	—	69,761

Total expenses	4,367,013	1,364,872	455,960

Net investment income (loss)	(4,285,469)	(1,328,369)	(437,699)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	76,925,998	87,175,105	13,203,419
Short-term U.S. government and agency obligations	19,363	6,005	2,652

Net realized gain (loss)	76,945,361	87,181,110	13,206,071

Change in net unrealized appreciation/depreciation on
Futures contracts	(24,469,104)	9,504,130	(1,477,355)
Short-term U.S. government and agency obligations	(1,764)	1,795	2,552

Change in net unrealized appreciation/depreciation	(24,470,868)	9,505,925	(1,474,803)

Net realized and unrealized gain (loss)	52,474,493	96,687,035	11,731,268

Net income (loss)	$48,189,024	$95,358,666	$11,293,569

Net income (loss) per weighted-average share (Note 1)	$11.52	$53.11	$10.81

Weighted-average shares outstanding (Note 1)	4,182,232	1,795,656	1,044,576

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Shareholders’ equity, beginning of period	$141,751,202	$82,663,633	$7,760,424

Addition of 16,100,000, 11,500,000 and 20,900,000 shares, respectively (Note 1)	1,056,547,830	529,295,847	536,782,526
Redemption of 9,950,000, 11,900,000 and 19,000,000 shares, respectively (Note 1)	(739,931,932)	(565,566,944)	(473,172,886)

Net addition (redemption) of 6,150,000, (400,000) and 1,900,000 shares, respectively (Note 1)	316,615,898	(36,271,097)	63,609,640

Net investment income (loss)	(4,285,469)	(1,328,369)	(437,699)
Net realized gain (loss)	76,945,361	87,181,110	13,206,071
Change in net unrealized appreciation/depreciation	(24,470,868)	9,505,925	(1,474,803)

Net income (loss)	48,189,024	95,358,666	11,293,569

Shareholders’ equity, end of period	$506,556,124	$141,751,202	$82,663,633

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash flow from operating activities
Net income (loss)	$48,189,024	$95,358,666	$11,293,569
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(51,692,300)	(12,821,153)	(18,479,139)
Net sale (purchase) of short-term U.S. government and agency obligations	(341,417,962)	(51,870,875)	(53,683,800)
Change in unrealized appreciation/depreciation on investments	1,764	(1,795)	(2,552)
Decrease (Increase) in receivable on futures contracts	603,833	4,920,888	(5,524,721)
Change in offering cost	—	—	21,691
Increase (Decrease) in management fee payable	289,792	68,716	43,041
Increase (Decrease) in payable on futures contracts	31,020,019	—	—
Increase (Decrease) in payable for offering costs	—	—	(28,764)

Net cash provided by (used in) operating activities	(313,005,830)	35,654,447	(66,360,675)

Cash flow from financing activities
Proceeds from addition of shares	1,056,547,830	542,528,525	523,549,848
Payment on shares redeemed	(736,573,151)	(578,266,328)	(460,473,502)

Net cash provided by (used in) financing activities	319,974,679	(35,737,803)	63,076,346

Net increase (decrease) in cash	6,968,849	(83,356)	(3,284,329)
Cash, beginning of period	2,153,370	2,236,726	5,521,055

Cash, end of period	$9,122,219	$2,153,370	$2,236,726

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$3,737,292	$2,240,977
Segregated cash balances with brokers for futures contracts	116,907,700	107,101,750
Short-term U.S. government and agency obligations (Note 3) (cost $182,641,263 and $109,530,861, respectively)	182,639,188	109,533,487
Receivable from capital shares sold	12,549,248	10,903,664
Receivable on open futures contracts	42,531,441	—

Total assets	358,364,869	229,779,878

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	6,272,056	—
Payable on open futures contracts	—	3,356,803
Management fee payable	302,860	189,491

Total liabilities	6,574,916	3,546,294

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	351,789,953	226,233,584

Total liabilities and shareholders’ equity	$358,364,869	$229,779,878

Shares outstanding (Note 1)	14,020,099	3,372,389

Net asset value per share (Note 1)	$25.09	$67.08

Market value per share (Note 1) (Note 2)	$25.15	$67.12

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(52% of shareholders’ equity)
U.S. Treasury Bills:
0.033% due 01/08/15	$2,925,000	$2,924,993
0.009% due 01/22/15	15,872,000	15,871,735
0.010% due 01/29/15	12,113,000	12,112,818
0.012% due 02/12/15	1,436,000	1,435,967
0.021% due 02/19/15	16,715,000	16,714,554
0.014% due 03/05/15	12,248,000	12,247,684
0.015% due 03/12/15	1,602,000	1,601,939
0.036% due 04/16/15	43,147,000	43,143,884
0.061% due 05/14/15	14,824,000	14,821,554
0.026% due 05/21/15	24,222,000	24,217,324
0.049% due 05/28/15	35,702,000	35,693,313
0.030% due 06/11/15	1,854,000	1,853,423

Total short-term U.S. government and agency obligations (cost $182,641,263)		$182,639,188

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires January 2015	21,092	$380,183,300	$22,932,077
VIX Futures - CBOE, expires February 2015	17,586	320,497,650	16,653,176

			$39,585,253

††	Cash collateral in the amount of $116,907,700 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.

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

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Investment Income
Interest	$72,700	$70,016	$61,217

Expenses
Management fee	2,868,337	2,555,345	1,579,190
Brokerage commissions	2,563,849	2,343,432	1,413,912
Offering costs	—	—	69,761

Total expenses	5,432,186	4,898,777	3,062,863

Net investment income (loss)	(5,359,486)	(4,828,761)	(3,001,646)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(139,412,525)	(401,363,569)	(488,564,265)
Swap agreements	—	(4,453,107)	(20,857,599)
Short-term U.S. government and agency obligations	9,921	18,730	20,334

Net realized gain (loss)	(139,402,604)	(405,797,946)	(509,401,530)

Change in net unrealized appreciation/depreciation on
Futures contracts	63,595,164	(26,066,973)	2,819,852
Swap agreements	—	(301,351)	301,351
Short-term U.S. government and agency obligations	(4,701)	7,062	(4,436)

Change in net unrealized appreciation/depreciation	63,590,463	(26,361,262)	3,116,767

Net realized and unrealized gain (loss)	(75,812,141)	(432,159,208)	(506,284,763)

Net income (loss)	$(81,171,627)	$(436,987,969)	$(509,286,409)

Net income (loss) per weighted-average share (Note 1)	$(8.80)	$(271.58)	$(6,520.87)

Weighted-average shares outstanding (Note 1)	9,223,127	1,609,086	78,101

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Shareholders’ equity, beginning of period	$226,233,584	$84,716,132	$9,881,113

Addition of 51,075,000, 9,900,000 and 663,438 shares, respectively (Note 1)	1,646,851,705	1,958,417,114	1,600,919,494
Redemption of 40,427,290, 6,632,813 and 558,569 shares, respectively (Note 1)	(1,440,123,709)	(1,379,911,693)	(1,016,798,066)

Net addition (redemption) of 10,647,710, 3,267,187 and 104,869 shares, respectively (Note 1)	206,727,996	578,505,421	584,121,428

Net investment income (loss)	(5,359,486)	(4,828,761)	(3,001,646)
Net realized gain (loss)	(139,402,604)	(405,797,946)	(509,401,530)
Change in net unrealized appreciation/depreciation	63,590,463	(26,361,262)	3,116,767

Net income (loss)	(81,171,627)	(436,987,969)	(509,286,409)

Shareholders’ equity, end of period	$351,789,953	$226,233,584	$84,716,132

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash flow from operating activities
Net income (loss)	$(81,171,627)	$(436,987,969)	$(509,286,409)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(9,805,950)	(68,374,743)	(32,423,207)
Net sale (purchase) of short-term U.S. government and agency obligations	(73,110,402)	(12,085,582)	(97,445,279)
Change in unrealized appreciation/depreciation on investments	4,701	294,289	(296,915)
Decrease (Increase) in receivable on futures contracts	(42,531,441)	—	—
Change in offering cost	—	—	21,691
Increase (Decrease) in management fee payable	113,369	92,830	92,397
Increase (Decrease) in payable on futures contracts	(3,356,803)	(32,309,932)	33,813,769
Increase (Decrease) in payable for offering costs	—	—	(28,764)

Net cash provided by (used in) operating activities	(209,858,153)	(549,371,107)	(605,552,717)

Cash flow from financing activities
Proceeds from addition of shares	1,645,206,121	1,965,640,739	1,585,261,789
Payment on shares redeemed	(1,433,851,653)	(1,415,819,480)	(980,890,279)

Net cash provided by (used in) financing activities	211,354,468	549,821,259	604,371,510

Net increase (decrease) in cash	1,496,315	450,152	(1,181,207)
Cash, beginning of period	2,240,977	1,790,825	2,972,032

Cash, end of period	$3,737,292	$2,240,977	$1,790,825

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$467,766	$374,245
Short-term U.S. government and agency obligations (Note 3) (cost $4,233,396 and $3,453,851, respectively)	4,233,548	3,453,890
Unrealized appreciation on swap agreements	567,259	—

Total assets	5,268,573	3,828,135

Liabilities and shareholders’ equity
Liabilities
Management fee payable	3,867	3,043
Unrealized depreciation on swap agreements	—	27,665

Total liabilities	3,867	30,708

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,264,706	3,797,427

Total liabilities and shareholders’ equity	$5,268,573	$3,828,135

Shares outstanding	59,997	59,997

Net asset value per share	$87.75	$63.29

Market value per share (Note 2)	$87.44	$58.41

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(80% of shareholders’ equity)
U.S. Treasury Bills:
0.002% due 01/22/15†	$618,000	$617,990
0.022% due 02/12/15	151,000	150,997
0.020% due 03/05/15†	457,000	456,988
0.039% due 04/16/15†	2,131,000	2,130,846
0.087% due 06/11/15	877,000	876,727

Total short-term U.S. government and agency obligations (cost $4,233,396)		$4,233,548

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.25%	01/06/15	$(4,847,743)	$243,474
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	01/06/15	(4,242,243)	240,271
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	01/06/15	(1,460,197)	83,514

				$567,259

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2014, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(91% of shareholders’ equity)
U.S. Treasury Bills:
0.023% due 02/06/14†	$2,691,000	$2,690,961
0.053% due 02/27/14	290,000	289,989
0.040% due 03/20/14†	200,000	199,974
0.061% due 04/10/14†	273,000	272,966

Total short-term U.S. government and agency obligations (cost $3,453,851)		$3,453,890

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.25%	01/06/14	$(2,912,629)	$(11,710)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	01/06/14	(3,114,183)	(12,945)
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	01/06/14	(1,567,698)	(3,010)

				$(27,665)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2013, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Investment Income
Interest	$1,232	$1,899	$3,017

Expenses
Management fee	35,302	34,029	50,766

Total expenses	35,302	34,029	50,766

Net investment income (loss)	(34,070)	(32,130)	(47,749)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	906,309	760,002	761,879
Short-term U.S. government and agency obligations	3	24	62

Net realized gain (loss)	906,312	760,026	761,941

Change in net unrealized appreciation/depreciation on
Swap agreements	594,924	(176,167)	(422,249)
Short-term U.S. government and agency obligations	113	(267)	520

Change in net unrealized appreciation/depreciation	595,037	(176,434)	(421,729)

Net realized and unrealized gain (loss)	1,501,349	583,592	340,212

Net income (loss)	$1,467,279	$551,462	$292,463

Net income (loss) per weighted-average share	$24.46	$9.19	$3.00

Weighted-average shares outstanding	59,997	59,997	97,565

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Shareholders’ equity, beginning of period	$3,797,427	$3,245,965	$9,107,146

Redemption of 0, 0 and 100,000 shares, respectively	—	—	(6,153,644)

Net investment income (loss)	(34,070)	(32,130)	(47,749)
Net realized gain (loss)	906,312	760,026	761,941
Change in net unrealized appreciation/depreciation	595,037	(176,434)	(421,729)

Net income (loss)	1,467,279	551,462	292,463

Shareholders’ equity, end of period	$5,264,706	$3,797,427	$3,245,965

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash flow from operating activities
Net income (loss)	$1,467,279	$551,462	$292,463
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(779,545)	(650,253)	5,731,306
Change in unrealized appreciation/depreciation on investments	(595,037)	176,434	421,729
Increase (Decrease) in management fee payable	824	483	(4,795)

Net cash provided by (used in) operating activities	93,521	78,126	6,440,703

Cash flow from financing activities
Payment on shares redeemed	—	—	(6,153,644)

Net cash provided by (used in) financing activities	—	—	(6,153,644)

Net increase (decrease) in cash	93,521	78,126	287,059
Cash, beginning of period	374,245	296,119	9,060

Cash, end of period	$467,766	$374,245	$296,119

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$994,268	$1,872,915
Segregated cash balances with brokers for futures contracts	12,292,665	7,633,395
Short-term U.S. government and agency obligations (Note 3) (cost $131,592,367 and $247,573,678, respectively)	131,594,608	247,584,623
Unrealized appreciation on swap agreements	27,018,077	—
Receivable on open futures contracts	1,293,531	1,503,943

Total assets	173,193,149	258,594,876

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,854,654	—
Management fee payable	128,385	201,827
Unrealized depreciation on swap agreements	—	2,332,900

Total liabilities	3,983,039	2,534,727

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	169,210,110	256,060,149

Total liabilities and shareholders’ equity	$173,193,149	$258,594,876

Shares outstanding	2,169,944	8,069,944

Net asset value per share	$77.98	$31.73

Market value per share (Note 2)	$76.52	$31.58

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(78% of shareholders’ equity)
U.S. Treasury Bills:
0.051% due 01/08/15	$7,520,000	$7,519,981
0.010% due 01/22/15	8,188,000	8,187,864
0.014% due 02/12/15†	4,424,000	4,423,899
0.024% due 02/19/15†	3,423,000	3,422,909
0.023% due 03/05/15†	8,064,000	8,063,792
0.021% due 03/12/15†	7,534,000	7,533,711
0.041% due 04/16/15†	8,635,000	8,634,376
0.044% due 04/30/15†	27,059,000	27,055,452
0.064% due 05/14/15	25,974,000	25,969,714
0.061% due 05/21/15	3,842,000	3,841,258
0.073% due 05/28/15†	2,920,000	2,919,290
0.072% due 06/04/15†	21,246,000	21,239,228
0.030% due 06/11/15	2,784,000	2,783,134

Total short-term U.S. government and agency obligations (cost $131,592,367)		$131,594,608

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2015	2,569	$137,955,300	$15,806,603

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.25%	01/06/15	$(66,394,305)	$7,669,493
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/15	(57,892,826)	8,362,336
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/15	(21,413,784)	2,132,657
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/15	(54,735,210)	8,853,591

				$27,018,077

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $12,292,665 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.
^	The positions and counterparties herein are as of December 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2014, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(97% of shareholders’ equity)
U.S. Treasury Bills:
0.022% due 02/06/14†	$53,403,000	$53,402,221
0.052% due 03/06/14†	14,666,000	14,664,717
0.057% due 03/13/14	2,963,000	2,962,769
0.042% due 03/20/14†	19,889,000	19,886,448
0.075% due 04/03/14	4,678,000	4,677,172
0.061% due 04/10/14†	28,254,000	28,250,539
0.080% due 04/17/14†	60,345,000	60,338,840
0.093% due 04/24/14†	2,000,000	1,999,627
0.080% due 05/01/14†	6,659,000	6,657,899
0.088% due 05/08/14†	2,477,000	2,476,523
0.061% due 05/22/14†	41,947,000	41,937,212
0.076% due 06/05/14†	5,200,000	5,198,777
0.079% due 06/26/14	5,134,000	5,131,879

Total short-term U.S. government and agency obligations (cost $247,573,678)		$247,584,623

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2014	2,203	$217,105,650	$(1,232,773)

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.25%	01/06/14	$(81,834,893)	$(570,114)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/14	(79,971,962)	(632,990)
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/14	(53,493,455)	(402,586)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/14	(79,680,364)	(727,210)

				$(2,332,900)

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $7,633,395 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2013, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Investment Income
Interest	$110,620	$113,487	$75,194

Expenses
Management fee	2,448,428	2,581,084	1,121,597
Brokerage commissions	78,033	77,031	32,261

Total expenses	2,526,461	2,658,115	1,153,858

Net investment income (loss)	(2,415,841)	(2,544,628)	(1,078,664)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	44,472,509	(4,299,671)	16,109,009
Swap agreements	54,854,588	(8,005,328)	31,455,754
Short-term U.S. government and agency obligations	20,701	5,188	5,203

Net realized gain (loss)	99,347,798	(12,299,811)	47,569,966

Change in net unrealized appreciation/depreciation on
Futures contracts	17,039,376	2,796,948	(4,276,761)
Swap agreements	29,350,977	3,274,160	(8,252,300)
Short-term U.S. government and agency obligations	(8,704)	6,876	6,720

Change in net unrealized appreciation/depreciation	46,381,649	6,077,984	(12,522,341)

Net realized and unrealized gain (loss)	145,729,447	(6,221,827)	35,047,625

Net income (loss)	$143,313,606	$(8,766,455)	$33,968,961

Net income (loss) per weighted-average share	$16.45	$(1.05)	$11.32

Weighted-average shares outstanding	8,711,177	8,388,848	3,000,545

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Shareholders’ equity, beginning of period	$256,060,149	$89,481,266	$144,389,893

Addition of 15,700,000, 23,300,000 and 5,900,000 shares, respectively	474,919,955	764,617,811	230,873,903
Redemption of 21,600,000, 17,450,000 and 7,400,000 shares, respectively	(705,083,600)	(589,272,473)	(319,751,491)

Net addition (redemption) of (5,900,000), 5,850,000 and (1,500,000) shares, respectively	(230,163,645)	175,345,338	(88,877,588)

Net investment income (loss)	(2,415,841)	(2,544,628)	(1,078,664)
Net realized gain (loss)	99,347,798	(12,299,811)	47,569,966
Change in net unrealized appreciation/depreciation	46,381,649	6,077,984	(12,522,341)

Net income (loss)	143,313,606	(8,766,455)	33,968,961

Shareholders’ equity, end of period	$169,210,110	$256,060,149	$89,481,266

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash flow from operating activities
Net income (loss)	$143,313,606	$(8,766,455)	$33,968,961
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(4,659,270)	(3,232,021)	4,677,309
Net sale (purchase) of short-term U.S. government and agency obligations	115,981,311	(160,531,358)	44,894,524
Change in unrealized appreciation/depreciation on investments	(29,342,273)	(3,281,036)	8,245,580
Decrease (Increase) in receivable on futures contracts	210,412	(1,503,943)	576,597
Increase (Decrease) in management fee payable	(73,442)	131,573	(39,824)
Increase (Decrease) in payable on futures contracts	—	(979,336)	979,336

Net cash provided by (used in) operating activities	225,430,344	(178,162,576)	93,302,483

Cash flow from financing activities
Proceeds from addition of shares	474,919,955	768,649,288	226,842,426
Payment on shares redeemed	(701,228,946)	(589,272,473)	(319,751,491)

Net cash provided by (used in) financing activities	(226,308,991)	179,376,815	(92,909,065)

Net increase (decrease) in cash	(878,647)	1,214,239	393,418
Cash, beginning of period	1,872,915	658,676	265,258

Cash, end of period	$994,268	$1,872,915	$658,676

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$696,743	$564,647
Segregated cash balances with brokers for futures contracts	4,405,830	2,384,800
Short-term U.S. government and agency obligations (Note 3) (cost $8,672,527 and $18,274,602, respectively)	8,672,710	18,274,713
Receivable on open futures contracts	923,531	1,520,548

Total assets	14,698,814	22,744,708

Liabilities and shareholders’ equity
Liabilities
Management fee payable	10,250	9,941

Total liabilities	10,250	9,941

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	14,688,564	22,734,767

Total liabilities and shareholders’ equity	$14,698,814	$22,744,708

Shares outstanding	174,952	324,952

Net asset value per share	$83.96	$69.96

Market value per share (Note 2)	$82.03	$69.36

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(59% of shareholders’ equity)
U.S. Treasury Bills:
0.010% due 02/12/15	$129,000	$128,997
0.021% due 02/19/15	717,000	716,981
0.041% due 04/16/15	1,190,000	1,189,914
0.056% due 04/30/15	790,000	789,897
0.061% due 05/14/15	3,398,000	3,397,439
0.035% due 05/21/15	2,093,000	2,092,596
0.073% due 06/04/15	357,000	356,886

Total short-term U.S. government and agency obligations (cost $8,672,527)		$8,672,710

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires March 2015	1,014	$29,365,440	$3,941,465

††	Cash collateral in the amount of $4,405,830 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.

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

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Investment Income
Interest	$16,306	$8,620	$7,994

Expenses
Management fee	385,014	172,542	76,306
Brokerage commissions	92,199	45,438	64,176
Offering costs	—	—	63,919

Total expenses	477,213	217,980	204,401

Net investment income (loss)	(460,907)	(209,360)	(196,407)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	8,791,719	(2,585,514)	1,212,600
Short-term U.S. government and agency obligations	5,163	619	395

Net realized gain (loss)	8,796,882	(2,584,895)	1,212,995

Change in net unrealized appreciation/depreciation on
Futures contracts	2,899,165	633,165	(971,875)
Short-term U.S. government and agency obligations	72	(422)	744

Change in net unrealized appreciation/depreciation	2,899,237	632,743	(971,131)

Net realized and unrealized gain (loss)	11,696,119	(1,952,152)	241,864

Net income (loss)	$11,235,212	$(2,161,512)	$45,457

Net income (loss) per weighted-average share (Note 1)	$12.09	$(9.52)	$0.36

Weighted-average shares outstanding (Note 1)	929,061	227,135	126,135

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Shareholders’ equity, beginning of period	$22,734,767	$12,768,340	$7,142,310

Addition of 2,850,000, 587,500 and 262,500 shares, respectively (Note 1)	119,491,987	43,490,786	33,115,715
Redemption of 3,000,000, 387,556 and 212,500 shares, respectively (Note 1)	(138,773,402)	(31,362,847)	(27,535,142)

Net addition (redemption) of (150,000), 199,944 and 50,000 shares, respectively (Note 1)	(19,281,415)	12,127,939	5,580,573

Net investment income (loss)	(460,907)	(209,360)	(196,407)
Net realized gain (loss)	8,796,882	(2,584,895)	1,212,995
Change in net unrealized appreciation/depreciation	2,899,237	632,743	(971,131)

Net income (loss)	11,235,212	(2,161,512)	45,457

Shareholders’ equity, end of period	$14,688,564	$22,734,767	$12,768,340

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash flow from operating activities
Net income (loss)	$11,235,212	$(2,161,512)	$45,457
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,021,030)	(589,770)	(355,255)
Net sale (purchase) of short-term U.S. government and agency obligations	9,602,075	(8,232,404)	(7,420,303)
Change in unrealized appreciation/depreciation on investments	(72)	422	(744)
Decrease (Increase) in receivable on futures contracts	597,017	(887,771)	(509,649)
Change in offering cost	—	—	20,150
Increase (Decrease) in management fee payable	309	(2,317)	7,189
Increase (Decrease) in payable for offering costs	—	—	(26,624)

Net cash provided by (used in) operating activities	19,413,511	(11,873,352)	(8,239,779)

Cash flow from financing activities
Proceeds from addition of shares	119,491,987	43,490,786	33,115,715
Payment on shares redeemed	(138,773,402)	(31,362,847)	(27,535,142)

Net cash provided by (used in) financing activities	(19,281,415)	12,127,939	5,580,573

Net increase (decrease) in cash	132,096	254,587	(2,659,206)
Cash, beginning of period	564,647	310,060	2,969,266

Cash, end of period	$696,743	$564,647	$310,060

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$162,434	$197,647
Segregated cash balances with brokers for futures contracts	8,800	15,950
Short-term U.S. government and agency obligations (Note 3) (cost $84,038,905 and $148,987,995, respectively)	84,040,107	148,988,329
Unrealized appreciation on forward agreements	—	5,633,053
Receivable on open futures contracts	3,260	300

Total assets	84,214,601	154,835,279

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	15,275,004
Management fee payable	70,061	123,819
Unrealized depreciation on forward agreements	2,282,778	—

Total liabilities	2,352,839	15,398,823

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	81,861,762	139,436,456

Total liabilities and shareholders’ equity	$84,214,601	$154,835,279

Shares outstanding	846,978	1,346,978

Net asset value per share	$96.65	$103.52

Market value per share (Note 2)	$100.22	$103.53

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
U.S. Treasury Bills:
0.051% due 01/08/15†	$995,000	$994,998
0.007% due 01/22/15	5,194,000	5,193,913
0.021% due 02/12/15†	7,310,000	7,309,833
0.017% due 02/19/15†	24,106,000	24,105,357
0.023% due 03/05/15†	4,814,000	4,813,876
0.015% due 03/12/15	4,878,000	4,877,813
0.041% due 04/16/15†	2,572,000	2,571,814
0.042% due 04/30/15†	6,386,000	6,385,163
0.056% due 05/14/15	25,151,000	25,146,850
0.061% due 05/21/15†	2,641,000	2,640,490

Total short-term U.S. government and agency obligations (cost $84,038,905)		$84,040,107

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires February 2015	2	$236,820	$(4,520)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.34%	01/06/15	$(70,900)	$(85,504,691)	$(1,422,997)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.44	01/06/15	(26,898)	(32,438,719)	(354,660)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.54	01/06/15	(13,700)	(16,522,063)	(182,225)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.44	01/06/15	(24,050)	(29,004,060)	(322,896)

					$(2,282,778)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $8,800 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.
^	The positions and counterparties herein are as of December 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2014, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(107% of shareholders’ equity)
U.S. Treasury Bills:
0.017% due 02/06/14†	$6,963,000	$6,962,898
0.050% due 03/06/14	39,266,000	39,262,564
0.027% due 03/20/14†	49,626,000	49,619,632
0.071% due 04/03/14	22,053,000	22,049,098
0.087% due 05/01/14†	11,790,000	11,788,051
0.088% due 05/08/14†	14,693,000	14,690,172
0.076% due 06/05/14†	4,617,000	4,615,914

Total short-term U.S. government and agency obligations (cost $148,987,995)		$148,988,329

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires February 2014	2	$240,460	$14,520

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.30%	01/06/14	$(112,800)	$(135,867,600)	$2,258,281
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.40	01/06/14	(46,698)	(56,247,741)	1,411,290
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.50	01/06/14	(20,700)	(24,933,150)	665,044
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.40	01/06/14	(51,150)	(61,610,175)	1,298,438

					$5,633,053

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $15,950 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2013, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Investment Income
Interest	$40,675	$61,891	$76,519

Expenses
Management fee	898,453	1,237,712	1,182,691
Brokerage commissions	39	39	41

Total expenses	898,492	1,237,751	1,182,732

Net investment income (loss)	(857,817)	(1,175,860)	(1,106,213)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	23,310	97,060	7,600
Forward agreements	(5,339,792)	61,027,349	(10,075,098)
Short-term U.S. government and agency obligations	3,873	(1,351)	1,849

Net realized gain (loss)	(5,312,609)	61,123,058	(10,065,649)

Change in net unrealized appreciation/depreciation on
Futures contracts	(19,040)	(720)	(26,560)
Forward agreements	(7,915,831)	1,903,197	(29,671,502)
Short-term U.S. government and agency obligations	868	(1,136)	5,325

Change in net unrealized appreciation/depreciation	(7,934,003)	1,901,341	(29,692,737)

Net realized and unrealized gain (loss)	(13,246,612)	63,024,399	(39,758,386)

Net income (loss)	$(14,104,429)	$61,848,539	$(40,864,599)

Net income (loss) per weighted-average share (Note 1)	$(13.54)	$39.77	$(21.80)

Weighted-average shares outstanding (Note 1)	1,041,909	1,555,197	1,874,767

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Shareholders’ equity, beginning of period	$139,436,456	$92,416,742	$198,298,571

Addition of 550,000, 2,650,000 and 50,000 shares, respectively (Note 1)	51,784,693	233,728,116	2,905,948
Redemption of 1,050,000, 2,750,000 and 1,000,497 shares, respectively (Note 1)	(95,254,958)	(248,556,941)	(67,923,178)

Net addition (redemption) of (500,000), (100,000) and (950,497) shares, respectively (Note 1)	(43,470,265)	(14,828,825)	(65,017,230)

Net investment income (loss)	(857,817)	(1,175,860)	(1,106,213)
Net realized gain (loss)	(5,312,609)	61,123,058	(10,065,649)
Change in net unrealized appreciation/depreciation	(7,934,003)	1,901,341	(29,692,737)

Net income (loss)	(14,104,429)	61,848,539	(40,864,599)

Shareholders’ equity, end of period	$81,861,762	$139,436,456	$92,416,742

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash flow from operating activities
Net income (loss)	$(14,104,429)	$61,848,539	$(40,864,599)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	7,150	(1,100)	2,920
Net sale (purchase) of short-term U.S. government and agency obligations	64,949,090	(60,414,067)	76,103,102
Change in unrealized appreciation/depreciation on investments	7,914,963	(1,902,061)	29,666,177
Decrease (Increase) in receivable on futures contracts	(2,960)	(300)	—
Increase (Decrease) in management fee payable	(53,758)	49,243	(49,997)
Increase (Decrease) in payable on futures contracts	—	(3,980)	3,980

Net cash provided by (used in) operating activities	58,710,056	(423,726)	64,861,583

Cash flow from financing activities
Proceeds from addition of shares	51,784,693	233,728,116	2,905,948
Payment on shares redeemed	(110,529,962)	(233,281,937)	(67,923,178)

Net cash provided by (used in) financing activities	(58,745,269)	446,179	(65,017,230)

Net increase (decrease) in cash	(35,213)	22,453	(155,647)
Cash, beginning of period	197,647	175,194	330,841

Cash, end of period	$162,434	$197,647	$175,194

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$207,506	$461,167
Segregated cash balances with brokers for futures contracts	14,300	22,000
Short-term U.S. government and agency obligations (Note 3) (cost $52,225,712 and $114,822,672, respectively)	52,226,692	114,826,066
Unrealized appreciation on forward agreements	799,523	—
Receivable on open futures contracts	6,770	2,450

Total assets	53,254,791	115,311,683

Liabilities and shareholders’ equity
Liabilities
Management fee payable	42,354	94,140
Unrealized depreciation on forward agreements	204,570	2,227,857

Total liabilities	246,924	2,321,997

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	53,007,867	112,989,686

Total liabilities and shareholders’ equity	$53,254,791	$115,311,683

Shares outstanding	458,489	1,258,489

Net asset value per share	$115.61	$89.78

Market value per share (Note 2)	$119.39	$90.19

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(99% of shareholders’ equity)
U.S. Treasury Bills:
0.051% due 01/08/15†	$992,000	$991,997
0.020% due 02/12/15†	6,632,000	6,631,849
0.014% due 02/19/15†	5,857,000	5,856,844
0.030% due 03/12/15†	12,806,000	12,805,509
0.051% due 04/30/15†	11,917,000	11,915,438
0.056% due 05/14/15†	1,504,000	1,503,752
0.061% due 05/21/15	2,355,000	2,354,545
0.078% due 06/04/15†	10,170,000	10,166,758

Total short-term U.S. government and agency obligations (cost $52,225,712)		$52,226,692

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2015	2	$155,990	$1,560

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	(0.37)%	01/06/15	$(3,409,000)	$(54,447,866)	$462,619
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	(0.20)	01/06/15	(1,195,500)	(19,094,048)	138,563
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	(0.09)	01/06/15	(687,000)	(10,972,489)	198,341
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(0.15)	01/06/15	(1,336,000)	(21,338,058)	(204,570)

					$594,953

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $14,300 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.
^	The positions and counterparties herein are as of December 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2014, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(102% of shareholders’ equity)
U.S. Treasury Bills:
0.017% due 02/06/14	$14,500,000	$14,499,789
0.100% due 02/13/14	3,997,000	3,996,953
0.051% due 03/06/14†	26,555,000	26,552,676
0.025% due 03/13/14†	4,084,000	4,083,682
0.047% due 03/20/14†	23,168,000	23,165,027
0.075% due 04/17/14†	8,507,000	8,506,132
0.081% due 05/01/14†	25,666,000	25,661,758
0.057% due 05/22/14†	8,362,000	8,360,049

Total short-term U.S. government and agency obligations (cost $114,822,672)		$114,826,066

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2014	2	$193,700	$14,200

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	0.30%	01/06/14	$(6,145,000)	$(119,839,790)	$(445,752)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	0.40	01/06/14	(2,366,500)	(46,151,483)	(1,257,636)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	0.50	01/06/14	(1,163,000)	(22,680,826)	(7,359)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	0.45	01/06/14	(1,903,000)	(37,112,306)	(517,110)

					$(2,227,857)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $22,000 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2013, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Investment Income
Interest	$30,901	$60,178	$100,092

Expenses
Management fee	616,703	1,033,442	1,503,193
Brokerage commissions	39	40	41

Total expenses	616,742	1,033,482	1,503,234

Net investment income (loss)	(585,841)	(973,304)	(1,403,142)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	32,275	137,040	960
Forward agreements	15,082,608	113,319,364	(28,115,932)
Short-term U.S. government and agency obligations	4,234	6,916	5,567

Net realized gain (loss)	15,119,117	113,463,320	(28,109,405)

Change in net unrealized appreciation/depreciation on
Futures contracts	(12,640)	(25,820)	(20,830)
Forward agreements	2,822,810	(21,535,542)	(23,708,038)
Short-term U.S. government and agency obligations	(2,414)	(3,439)	12,171

Change in net unrealized appreciation/depreciation	2,807,756	(21,564,801)	(23,716,697)

Net realized and unrealized gain (loss)	17,926,873	91,898,519	(51,826,102)

Net income (loss)	$17,341,032	$90,925,215	$(53,229,244)

Net income (loss) per weighted-average share (Note 1)	$23.31	$58.14	$(18.23)

Weighted-average shares outstanding (Note 1)	743,968	1,563,968	2,919,786

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Shareholders’ equity, beginning of period	$112,989,686	$100,656,703	$246,813,921

Addition of 900,000, 3,450,000 and 5,960,000 shares, respectively (Note 1)	72,497,634	251,109,632	310,340,710
Redemption of 1,700,000, 4,150,000 and 7,220,385 shares, respectively (Note 1)	(149,820,485)	(329,701,864)	(403,268,684)

Net addition (redemption) of (800,000), (700,000) and (1,260,385) shares, respectively	(77,322,851)	(78,592,232)	(92,927,974)

Net investment income (loss)	(585,841)	(973,304)	(1,403,142)
Net realized gain (loss)	15,119,117	113,463,320	(28,109,405)
Change in net unrealized appreciation/depreciation	2,807,756	(21,564,801)	(23,716,697)

Net income (loss)	17,341,032	90,925,215	(53,229,244)

Shareholders’ equity, end of period	$53,007,867	$112,989,686	$100,656,703

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash flow from operating activities
Net income (loss)	$17,341,032	$90,925,215	$(53,229,244)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	7,700	2,200	18,940
Net sale (purchase) of short-term U.S. government and agency obligations	62,596,960	(28,622,804)	129,158,389
Change in unrealized appreciation/depreciation on investments	(2,820,396)	21,538,981	23,695,867
Decrease (Increase) in receivable on futures contracts	(4,320)	(2,450)	—
Increase (Decrease) in management fee payable	(51,786)	8,515	(95,259)
Increase (Decrease) in payable on futures contracts	—	(2,520)	2,520

Net cash provided by (used in) operating activities	77,069,190	83,847,137	99,551,213

Cash flow from financing activities
Proceeds from addition of shares	72,497,634	251,109,632	318,778,691
Payment on shares redeemed	(149,820,485)	(334,839,980)	(418,633,692)

Net cash provided by (used in) financing activities	(77,322,851)	(83,730,348)	(99,855,001)

Net increase (decrease) in cash	(253,661)	116,789	(303,788)
Cash, beginning of period	461,167	344,378	648,166

Cash, end of period	$207,506	$461,167	$344,378

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$1,640,225	$863,980
Segregated cash balances with brokers for futures contracts	242,880	128,700
Short-term U.S. government and agency obligations (Note 3) (cost $12,086,398 and $7,901,405, respectively)	12,086,577	7,902,056
Receivable on open futures contracts	63,250	9,100

Total assets	14,032,932	8,903,836

Liabilities and shareholders’ equity
Liabilities
Management fee payable	11,128	6,994

Total liabilities	11,128	6,994

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	14,021,804	8,896,842

Total liabilities and shareholders’ equity	$14,032,932	$8,903,836

Shares outstanding	350,005	250,005

Net asset value per share	$40.06	$35.59

Market value per share (Note 2)	$40.03	$35.66

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills:
0.013% due 02/12/15	$390,000	$389,991
0.024% due 02/19/15	4,903,000	4,902,869
0.041% due 04/16/15	2,278,000	2,277,836
0.040% due 04/30/15	1,708,000	1,707,776
0.078% due 06/04/15	2,809,000	2,808,105

Total short-term U.S. government and agency obligations (cost $12,086,398)		$12,086,577

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures - CME, expires March 2015	92	$13,923,050	$385,331

††	Cash collateral in the amount of $242,880 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.

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

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND FOR THE PERIOD FROM JUNE 26, 2012

(COMMENCEMENT OF INVESTMENT OPERATIONS) THROUGH DECEMBER 31, 2012

	Year ended December 31, 2014	Year ended December 31, 2013	June 26, 2012 (Commencement of Investment Operations) through December 31, 2012
Investment Income
Interest	$4,716	$1,996	$1,508

Expenses
Management fee	121,126	35,075	—
Brokerage commissions	1,837	812	313
Offering costs	—	45,511	21,231
Limitation by Sponsor	—	(28,232)	(2,145)

Total expenses	122,963	53,166	19,399

Net investment income (loss)	(118,247)	(51,170)	(17,891)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	1,593,048	(381,987)	(164,400)
Short-term U.S. government and agency obligations	402	157	(1)

Net realized gain (loss)	1,593,450	(381,830)	(164,401)

Change in net unrealized appreciation/depreciation on
Futures contracts	418,562	21,825	(55,056)
Short-term U.S. government and agency obligations	(472)	463	188

Change in net unrealized appreciation/depreciation	418,090	22,288	(54,868)

Net realized and unrealized gain (loss)	2,011,540	(359,542)	(219,269)

Net income (loss)	$1,893,293	$(410,712)	$(237,160)

Net income (loss) per weighted-average share	$5.49	$(2.75)	$(2.38)

Weighted-average shares outstanding	344,937	149,183	99,476

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND FOR THE PERIOD FROM JUNE 26, 2012

(COMMENCEMENT OF INVESTMENT OPERATIONS) THROUGH DECEMBER 31, 2012

			June 26, 2012
			(Commencement of
			Investment Operations)
	Year ended	Year ended	through
	December 31, 2014	December 31, 2013	December 31, 2012
Shareholders’ equity, beginning of period	$8,896,842	$3,763,040	$200

Addition of 250,000, 150,000 and 100,000 shares, respectively	8,924,282	5,544,514	4,000,000
Redemption of 150,000, 0 and 0 shares, respectively	(5,692,613)	—	—

Net addition (redemption) of 100,000, 150,000 and 100,000 shares, respectively	3,231,669	5,544,514	4,000,000

Net investment income (loss)	(118,247)	(51,170)	(17,891)
Net realized gain (loss)	1,593,450	(381,830)	(164,401)
Change in net unrealized appreciation/depreciation	418,090	22,288	(54,868)

Net income (loss)	1,893,293	(410,712)	(237,160)

Shareholders’ equity, end of period	$14,021,804	$8,896,842	$3,763,040

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND FOR THE PERIOD FROM JUNE 26, 2012

(COMMENCEMENT OF INVESTMENT OPERATIONS) THROUGH DECEMBER 31, 2012

			June 26, 2012
			(Commencement of
			Investment Operations)
	Year ended	Year ended	through
	December 31, 2014	December 31, 2013	December 31, 2012
Cash flow from operating activities
Net income (loss)	$1,893,293	$(410,712)	$(237,160)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(114,180)	(65,450)	(63,250)
Net sale (purchase) of short-term U.S. government and agency obligations	(4,184,993)	(4,491,689)	(3,409,716)
Change in unrealized appreciation/depreciation on investments	472	(463)	(188)
Decrease (Increase) in receivable on futures contracts	(54,150)	(2,488)	(6,612)
Decrease (Increase) in Limitation by Sponsor	—	2,145	(2,145)
Change in offering cost	—	19,770	21,230
Increase (Decrease) in management fee payable	4,134	6,994	—
Increase (Decrease) in payable for offering costs	—	(41,000)	—

Net cash provided by (used in) operating activities	(2,455,424)	(4,982,893)	(3,697,841)

Cash flow from financing activities
Proceeds from addition of shares	8,924,282	5,544,514	4,000,000
Payment on shares redeemed	(5,692,613)	—	—

Net cash provided by (used in) financing activities	3,231,669	5,544,514	4,000,000

Net increase (decrease) in cash	776,245	561,621	302,159
Cash, beginning of period	863,980	302,359	200

Cash, end of period	$1,640,225	$863,980	$302,359

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$1,788,757	$2,751,320
Segregated cash balances with brokers for futures contracts	1,020,217	1,141,635
Short-term U.S. government and agency obligations (Note 3) (cost $20,267,681 and $24,197,046, respectively)	20,267,679	24,198,507
Receivable on open futures contracts	62,534	—

Total assets	23,139,187	28,091,462

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	—	86,166
Management fee payable	18,397	22,017

Total liabilities	18,397	108,183

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	23,120,790	27,983,279

Total liabilities and shareholders’ equity	$23,139,187	$28,091,462

Shares outstanding	450,005	600,005

Net asset value per share	$51.38	$46.64

Market value per share (Note 2)	$51.37	$46.66

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(88% of shareholders’ equity)
U.S. Treasury Bills:
0.010% due 02/12/15	$735,000	$734,983
0.012% due 02/19/15	15,300,000	15,299,592
0.021% due 03/05/15	267,000	266,993
0.043% due 04/16/15	756,000	755,946
0.056% due 04/30/15	351,000	350,954
0.035% due 05/21/15	854,000	853,835
0.087% due 06/11/15	2,006,000	2,005,376

Total short-term U.S. government and agency obligations (cost $20,267,681)		$20,267,679

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires March 2015	569	$46,214,180	$743,481

††	Cash collateral in the amount of $1,020,217 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.

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

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND FOR THE PERIOD FROM JULY 17, 2012

(COMMENCEMENT OF INVESTMENT OPERATIONS) THROUGH DECEMBER 31, 2012

			July 17, 2012
			(Commencement of
			Investment Operations)
	Year ended	Year ended	through
	December 31, 2014	December 31, 2013	December 31, 2012
Investment Income
Interest	$8,225	$5,653	$1,432

Expenses
Management fee	208,597	106,713	—
Brokerage commissions	12,811	11,753	1,006
Offering costs	—	47,870	18,871
Limitation by Sponsor	—	(1,259)	(2,216)

Total expenses	221,408	165,077	17,661

Net investment income (loss)	(213,183)	(159,424)	(16,229)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,296,216	2,720,079	(288,740)
Short-term U.S. government and agency obligations	492	(74)	(4)

Net realized gain (loss)	2,296,708	2,720,005	(288,744)

Change in net unrealized appreciation/depreciation on
Futures contracts	(174,124)	832,015	85,590
Short-term U.S. government and agency obligations	(1,463)	1,279	182

Change in net unrealized appreciation/depreciation	(175,587)	833,294	85,772

Net realized and unrealized gain (loss)	2,121,121	3,553,299	(202,972)

Net income (loss)	$1,907,938	$3,393,875	$(219,201)

Net income (loss) per weighted-average share	$3.82	$9.21	$(2.21)

Weighted-average shares outstanding	499,046	368,635	99,410

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND FOR THE PERIOD FROM JULY 17, 2012

(COMMENCEMENT OF INVESTMENT OPERATIONS) THROUGH DECEMBER 31, 2012

			July 17, 2012
			(Commencement of
			Investment Operations)
	Year ended	Year ended	through
	December 31, 2014	December 31, 2013	December 31, 2012
Shareholders’ equity, beginning of period	$27,983,279	$3,780,999	$200

Addition of 0, 500,000 and 100,000 shares, respectively	—	20,808,405	4,000,000
Redemption of 150,000, 0 and 0 shares, respectively	(6,770,427)	—	—

Net addition (redemption) of (150,000), 500,000 and 100,000 shares, respectively	(6,770,427)	20,808,405	4,000,000

Net investment income (loss)	(213,183)	(159,424)	(16,229)
Net realized gain (loss)	2,296,708	2,720,005	(288,744)
Change in net unrealized appreciation/depreciation	(175,587)	833,294	85,772

Net income (loss)	1,907,938	3,393,875	(219,201)

Shareholders’ equity, end of period	$23,120,790	$27,983,279	$3,780,999

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND FOR THE PERIOD FROM JULY 17, 2012

(COMMENCEMENT OF INVESTMENT OPERATIONS) THROUGH DECEMBER 31, 2012

			July 17, 2012
			(Commencement of
			Investment Operations)
	Year ended	Year ended	through
	December 31, 2014	December 31, 2013	December 31, 2012
Cash flow from operating activities
Net income (loss)	$1,907,938	$3,393,875	$(219,201)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	121,418	(997,095)	(144,540)
Net sale (purchase) of short-term U.S. government and agency obligations	3,929,365	(20,894,321)	(3,302,725)
Change in unrealized appreciation/depreciation on investments	1,463	(1,279)	(182)
Decrease (Increase) in receivable on futures contracts	(62,534)	—	—
Decrease (Increase) in Limitation by Sponsor	—	2,216	(2,216)
Change in offering cost	—	22,129	18,871
Increase (Decrease) in management fee payable	(3,620)	22,017	—
Increase (Decrease) in payable on futures contracts	(86,166)	75,216	10,950
Increase (Decrease) in payable for offering costs	—	(41,000)	—

Net cash provided by (used in) operating activities	5,807,864	(18,418,242)	(3,639,043)

Cash flow from financing activities
Proceeds from addition of shares	—	20,808,405	4,000,000
Payment on shares redeemed	(6,770,427)	—	—

Net cash provided by (used in) financing activities	(6,770,427)	20,808,405	4,000,000

Net increase (decrease) in cash	(962,563)	2,390,163	360,957
Cash, beginning of period	2,751,320	361,157	200

Cash, end of period	$1,788,757	$2,751,320	$361,157

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$746,454	$218,940
Short-term U.S. government and agency obligations (Note 3) (cost $487,097,789 and $437,821,545, respectively)	487,111,117	437,847,159
Unrealized appreciation on foreign currency forward contracts	19,019,765	151,351
Receivable from capital shares sold	12,956,604	—

Total assets	519,833,940	438,217,450

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	5,971,084
Management fee payable	385,820	345,393
Unrealized depreciation on foreign currency forward contracts	2,256,771	13,899,858

Total liabilities	2,642,591	20,216,335

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	517,191,349	418,001,115

Total liabilities and shareholders’ equity	$519,833,940	$438,217,450

Shares outstanding	23,950,014	24,500,014

Net asset value per share	$21.59	$17.06

Market value per share (Note 2)	$21.61	$17.06

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(94% of shareholders’ equity)
U.S. Treasury Bills:
0.011% due 01/22/15†	$37,647,000	$37,646,372
0.022% due 02/12/15	8,135,000	8,134,815
0.010% due 02/19/15†	69,601,000	69,599,144
0.027% due 03/05/15†	58,406,000	58,404,491
0.015% due 03/12/15	12,133,000	12,132,535
0.041% due 04/16/15†	2,717,000	2,716,804
0.048% due 04/30/15†	57,015,000	57,007,525
0.061% due 05/21/15	67,461,000	67,447,976
0.070% due 05/28/15	6,919,000	6,917,316
0.082% due 06/04/15†	112,157,000	112,121,250
0.090% due 06/11/15†	55,000,000	54,982,889

Total short-term U.S. government and agency obligations (cost $487,097,789)		$487,111,117

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/09/15	31,647,600	$38,298,521	$(1,118,702)
Euro with UBS AG	01/09/15	40,314,300	48,786,577	(1,138,069)

				$(2,256,771)

Contracts to Sell
Euro with Goldman Sachs International	01/09/15	(443,778,725)	$(537,041,321)	$9,312,005
Euro with UBS AG	01/09/15	(483,290,100)	(584,856,233)	9,707,760

				$19,019,765

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(105% of shareholders’ equity)
U.S. Treasury Bills:
0.014% due 02/06/14†	$32,976,000	$32,975,519
0.053% due 02/27/14†	198,499,000	198,491,280
0.070% due 04/03/14	47,020,000	47,011,680
0.081% due 05/01/14†	59,285,000	59,275,202
0.083% due 05/08/14†	92,077,000	92,059,275
0.086% due 06/12/14†	8,036,000	8,034,203

Total short-term U.S. government and agency obligations (cost $437,821,545)		$437,847,159

Foreign Currency Forward Contracts^

				Unrealized
			Notional Amount	Appreciation
	Settlement Date	Local Currency	at Value (USD)	(Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/10/14	19,352,500	$26,625,017	$64,104
Euro with UBS AG	01/10/14	35,427,500	48,740,875	87,247

				$151,351

Contracts to Sell
Euro with Goldman Sachs International	01/10/14	(323,915,825)	$(445,640,837)	$(6,820,802)
Euro with UBS AG	01/10/14	(338,474,500)	(465,670,547)	(7,079,056)

				$(13,899,858)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Investment Income
Interest	$199,596	$224,967	$525,386

Expenses
Management fee	4,193,741	4,600,479	7,972,894

Total expenses	4,193,741	4,600,479	7,972,894

Net investment income (loss)	(3,994,145)	(4,375,512)	(7,447,508)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	83,678,955	(48,063,036)	46,946,419
Short-term U.S. government and agency obligations	4,637	7,153	8,121

Net realized gain (loss)	83,683,592	(48,055,883)	46,954,540

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	30,511,501	(600,935)	(80,578,526)
Short-term U.S. government and agency obligations	(12,286)	12,268	37,347

Change in net unrealized appreciation/depreciation	30,499,215	(588,667)	(80,541,179)

Net realized and unrealized gain (loss)	114,182,807	(48,644,550)	(33,586,639)

Net income (loss)	$110,188,662	$(53,020,062)	$(41,034,147)

Net income (loss) per weighted-average share	$4.53	$(2.03)	$(0.99)

Weighted-average shares outstanding	24,321,384	26,095,630	41,293,047

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Shareholders’ equity, beginning of period	$418,001,115	$526,778,026	$1,100,159,546

Addition of 4,500,000, 6,250,000 and 12,900,000 shares, respectively	84,751,333	119,076,233	263,481,506
Redemption of 5,050,000, 9,450,000 and 39,300,000 shares, respectively	(95,749,761)	(174,833,082)	(795,828,879)

Net addition (redemption) of (550,000), (3,200,000) and (26,400,000) shares, respectively	(10,998,428)	(55,756,849)	(532,347,373)

Net investment income (loss)	(3,994,145)	(4,375,512)	(7,447,508)
Net realized gain (loss)	83,683,592	(48,055,883)	46,954,540
Change in net unrealized appreciation/depreciation	30,499,215	(588,667)	(80,541,179)

Net income (loss)	110,188,662	(53,020,062)	(41,034,147)

Shareholders’ equity, end of period	$517,191,349	$418,001,115	$526,778,026

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash flow from operating activities
Net income (loss)	$110,188,662	$(53,020,062)	$(41,034,147)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(49,276,244)	115,595,671	458,781,066
Change in unrealized appreciation/depreciation on investments	(30,499,215)	588,667	80,541,179
Increase (Decrease) in management fee payable	40,427	(153,734)	(348,383)

Net cash provided by (used in) operating activities	30,453,630	63,010,542	497,939,715

Cash flow from financing activities
Proceeds from addition of shares	71,794,729	119,076,233	284,781,239
Payment on shares redeemed	(101,720,845)	(182,144,207)	(782,546,670)

Net cash provided by (used in) financing activities	(29,926,116)	(63,067,974)	(497,765,431)

Net increase (decrease) in cash	527,514	(57,432)	174,284
Cash, beginning of period	218,940	276,372	102,088

Cash, end of period	$746,454	$218,940	$276,372

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$532,706	$575,108
Short-term U.S. government and agency obligations (Note 3) (cost $532,944,509 and $558,563,134, respectively)	532,957,746	558,597,264
Unrealized appreciation on foreign currency forward contracts	571,149	31,317,568

Total assets	534,061,601	590,489,940

Liabilities and shareholders’ equity
Liabilities
Management fee payable	439,804	437,540
Unrealized depreciation on foreign currency forward contracts	2,149,924	1,930,884

Total liabilities	2,589,728	2,368,424

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	531,471,873	588,121,516

Total liabilities and shareholders’ equity	$534,061,601	$590,489,940

Shares outstanding	5,949,294	8,299,294

Net asset value per share	$89.33	$70.86

Market value per share (Note 2)	$89.30	$70.91

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(100% of shareholders’ equity)
U.S. Treasury Bills:
0.017% due 01/29/15	$32,686,000	$32,685,510
0.019% due 02/12/15†	92,533,000	92,530,892
0.027% due 02/19/15†	19,439,000	19,438,482
0.026% due 03/05/15†	164,216,000	164,211,758
0.014% due 03/12/15	51,533,000	51,531,025
0.041% due 04/16/15†	81,110,000	81,104,142
0.056% due 04/30/15†	22,696,000	22,693,024
0.063% due 05/14/15	1,002,000	1,001,835
0.070% due 05/21/15	18,340,000	18,336,459
0.087% due 06/11/15†	49,440,000	49,424,619

Total short-term U.S. government and agency obligations (cost $532,944,509)		$532,957,746

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	01/09/15	8,266,326,300	$69,025,668	$(1,395,668)
Yen with UBS AG	01/09/15	13,530,509,400	112,982,770	(683,685)

				$(2,079,353)

Contracts to Sell
Yen with Goldman Sachs International	01/09/15	(72,481,612,100)	$(605,237,623)	$(70,571)
Yen with UBS AG	01/09/15	(76,736,367,800)	(640,765,782)	571,149

				$500,578

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Investment Income
Interest	$197,253	$209,601	$170,226

Expenses
Management fee	3,938,854	4,607,832	2,354,920

Total expenses	3,938,854	4,607,832	2,354,920

Net investment income (loss)	(3,741,601)	(4,398,231)	(2,184,694)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	127,846,225	164,019,598	27,341,631
Short-term U.S. government and agency obligations	13,833	4,527	976

Net realized gain (loss)	127,860,058	164,024,125	27,342,607

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(30,965,459)	(8,727,491)	42,478,321
Short-term U.S. government and agency obligations	(20,893)	22,835	14,768

Change in net unrealized appreciation/depreciation	(30,986,352)	(8,704,656)	42,493,089

Net realized and unrealized gain (loss)	96,873,706	155,319,469	69,835,696

Net income (loss)	$93,132,105	$150,921,238	$67,651,002

Net income (loss) per weighted-average share	$15.96	$19.43	$11.91

Weighted-average shares outstanding	5,835,184	7,767,376	5,679,622

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Shareholders’ equity, beginning of period	$588,121,516	$408,563,630	$221,131,994

Addition of 2,850,000, 5,650,000 and 6,550,000 shares, respectively	216,403,570	362,152,598	291,223,076
Redemption of 5,200,000, 5,400,000 and 3,900,000 shares, respectively	(366,185,318)	(333,515,950)	(171,442,442)

Net addition (redemption) of (2,350,000), 250,000 and 2,650,000 shares, respectively	(149,781,748)	28,636,648	119,780,634

Net investment income (loss)	(3,741,601)	(4,398,231)	(2,184,694)
Net realized gain (loss)	127,860,058	164,024,125	27,342,607
Change in net unrealized appreciation/depreciation	(30,986,352)	(8,704,656)	42,493,089

Net income (loss)	93,132,105	150,921,238	67,651,002

Shareholders’ equity, end of period	$531,471,873	$588,121,516	$408,563,630

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash flow from operating activities
Net income (loss)	$93,132,105	$150,921,238	$67,651,002
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	25,618,625	(195,831,198)	(143,324,171)
Change in unrealized appreciation/depreciation on investments	30,986,352	8,704,656	(42,493,089)
Increase (Decrease) in management fee payable	2,264	166,305	91,011

Net cash provided by (used in) operating activities	149,739,346	(36,038,999)	(118,075,247)

Cash flow from financing activities
Proceeds from addition of shares	216,403,570	369,766,231	289,859,177
Payment on shares redeemed	(366,185,318)	(333,515,950)	(171,442,442)

Net cash provided by (used in) financing activities	(149,781,748)	36,250,281	118,416,735

Net increase (decrease) in cash	(42,402)	211,282	341,488
Cash, beginning of period	575,108	363,826	22,338

Cash, end of period	$532,706	$575,108	$363,826

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$185,684	$85,642
Short-term U.S. government and agency obligations (Note 3) (cost $2,754,883 and $2,816,627, respectively)	2,754,900	2,816,688
Unrealized appreciation on swap agreements	—	15,078

Total assets	2,940,584	2,917,408

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,326	2,374
Unrealized depreciation on swap agreements	331,338	—

Total liabilities	333,664	2,374

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,606,920	2,915,034

Total liabilities and shareholders’ equity	$2,940,584	$2,917,408

Shares outstanding	200,014	150,014

Net asset value per share	$13.03	$19.43

Market value per share (Note 2)	$12.86	$19.13

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(106% of shareholders’ equity)
U.S. Treasury Bills:
0.051% due 01/08/15†	$984,000	$983,997
0.019% due 02/19/15†	1,288,000	1,287,966
0.047% due 04/30/15	483,000	482,937

Total short-term U.S. government and agency obligations (cost $2,754,883)		$2,754,900

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.25%	01/06/15	$2,207,567	$(143,751)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	01/06/15	2,221,450	(138,532)
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	01/06/15	780,251	(49,055)

				$(331,338)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2014, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(97% of shareholders’ equity)
U.S. Treasury Bills:
0.026% due 02/06/14†	$1,077,000	$1,076,984
0.053% due 02/27/14	226,000	225,991
0.011% due 03/20/14†	517,000	516,934
0.081% due 05/01/14†	192,000	191,968
0.076% due 06/05/14	805,000	804,811

Total short-term U.S. government and agency obligations (cost $2,816,627)		$2,816,688

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.25%	01/06/14	$2,549,441	$6,454
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	01/06/14	2,157,299	4,974
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	01/06/14	1,113,381	3,650

				$15,078

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2013, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Investment Income
Interest	$1,330	$2,066	$4,965

Expenses
Management fee	32,321	40,543	78,449

Total expenses	32,321	40,543	78,449

Net investment income (loss)	(30,991)	(38,477)	(73,484)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(1,065,622)	(1,254,251)	(536,107)
Short-term U.S. government and agency obligations	43	(44)	—

Net realized gain (loss)	(1,065,579)	(1,254,295)	(536,107)

Change in net unrealized appreciation/depreciation on
Swap agreements	(346,416)	321,346	400,909
Short-term U.S. government and agency obligations	(44)	(72)	404

Change in net unrealized appreciation/depreciation	(346,460)	321,274	401,313

Net realized and unrealized gain (loss)	(1,412,039)	(933,021)	(134,794)

Net income (loss)	$(1,443,030)	$(971,498)	$(208,278)

Net income (loss) per weighted-average share	$(8.20)	$(4.91)	$(0.65)

Weighted-average shares outstanding	175,904	197,822	320,779

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Shareholders’ equity, beginning of period	$2,915,034	$6,097,211	$9,058,529

Addition of 50,000, 0 and 0 shares, respectively	1,134,916	—	—
Redemption of 0, 100,000 and 100,000 shares, respectively	—	(2,210,679)	(2,753,040)

Net addition (redemption) of 50,000, (100,000) and (100,000) shares, respectively	1,134,916	(2,210,679)	(2,753,040)

Net investment income (loss)	(30,991)	(38,477)	(73,484)
Net realized gain (loss)	(1,065,579)	(1,254,295)	(536,107)
Change in net unrealized appreciation/depreciation	(346,460)	321,274	401,313

Net income (loss)	(1,443,030)	(971,498)	(208,278)

Shareholders’ equity, end of period	$2,606,920	$2,915,034	$6,097,211

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash flow from operating activities
Net income (loss)	$(1,443,030)	$(971,498)	$(208,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	61,744	3,424,191	3,473,138
Change in unrealized appreciation/depreciation on investments	346,460	(321,274)	(401,313)
Increase (Decrease) in management fee payable	(48)	(2,644)	(2,414)

Net cash provided by (used in) operating activities	(1,034,874)	2,128,775	2,861,133

Cash flow from financing activities
Proceeds from addition of shares	1,134,916	—	—
Payment on shares redeemed	—	(2,210,679)	(2,753,040)

Net cash provided by (used in) financing activities	1,134,916	(2,210,679)	(2,753,040)

Net increase (decrease) in cash	100,042	(81,904)	108,093
Cash, beginning of period	85,642	167,546	59,453

Cash, end of period	$185,684	$85,642	$167,546

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$2,349,384	$689,596
Segregated cash balances with brokers for futures contracts	34,605,120	3,821,895
Short-term U.S. government and agency obligations (Note 3) (cost $467,195,638 and $137,423,179, respectively)	467,200,736	137,435,610
Unrealized appreciation on swap agreements	—	1,957,893
Receivable from capital shares sold	28,726,173	—

Total assets	532,881,413	143,904,994

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	5,817,266	997,210
Management fee payable	320,062	134,355
Unrealized depreciation on swap agreements	76,181,097	—

Total liabilities	82,318,425	1,131,565

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	450,562,988	142,773,429

Total liabilities and shareholders’ equity	$532,881,413	$143,904,994

Shares outstanding	44,399,170	4,449,170

Net asset value per share	$10.15	$32.09

Market value per share (Note 2)	$10.37	$32.22

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(104% of shareholders’ equity)
U.S. Treasury Bills:
0.051% due 01/08/15	$14,590,000	$14,589,964
0.015% due 01/22/15	20,210,000	20,209,663
0.009% due 01/29/15	13,133,000	13,132,803
0.017% due 02/19/15	19,325,000	19,324,485
0.020% due 03/05/15†	85,597,000	85,594,789
0.014% due 03/12/15	50,156,000	50,154,077
0.039% due 04/16/15†	23,346,000	23,344,314
0.049% due 04/30/15†	50,260,000	50,253,410
0.061% due 05/14/15†	15,454,000	15,451,450
0.051% due 05/21/15†	60,018,000	60,006,413
0.071% due 05/28/15†	40,567,000	40,557,129
0.074% due 06/04/15†	72,011,000	71,988,046
0.030% due 06/11/15	2,595,000	2,594,193

Total short-term U.S. government and agency obligations (cost $467,195,638)		$467,200,736

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires March 2015	7,232	$388,358,400	$(46,474,787)

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.25%	01/06/15	$165,659,833	$(24,223,667)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/15	151,188,034	(24,285,701)
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/15	39,239,652	(5,528,160)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/15	156,716,204	(22,143,569)

				$(76,181,097)

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $34,605,120 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.
^	The positions and counterparties herein are as of December 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2014, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(96% of shareholders’ equity)
U.S. Treasury Bills:
0.016% due 02/06/14†	$13,712,000	$13,711,800
0.100% due 02/13/14†	7,335,000	7,334,915
0.043% due 03/06/14	11,796,000	11,794,968
0.054% due 03/13/14	1,270,000	1,269,901
0.042% due 03/20/14	500,000	499,936
0.073% due 04/03/14	2,188,000	2,187,613
0.077% due 04/10/14	6,830,000	6,829,163
0.077% due 04/17/14†	69,787,000	69,779,876
0.085% due 04/24/14	1,277,000	1,276,762
0.083% due 05/01/14†	7,864,000	7,862,700
0.086% due 05/08/14†	10,806,000	10,803,920
0.071% due 05/22/14	2,580,000	2,579,398
0.076% due 06/05/14	424,000	423,900
0.065% due 06/12/14†	1,081,000	1,080,758

Total short-term U.S. government and agency obligations (cost $137,423,179)		$137,435,610

Futures Contracts Purchased††

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)
Crude Oil - NYMEX, expires March 2014	1,103	$108,700,650	$626,661

Swap Agreements^

				Unrealized
	Rate Paid		Notional Amount	Appreciation
	(Received)*	Termination Date	at Value**	(Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.25%	01/06/14	$52,210,040	$622,117
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/14	54,411,119	576,723
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/14	26,715,890	275,816
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	01/06/14	43,518,797	483,237

				$1,957,893

†	All or partial amount pledged as collateral for swap agreements.
††	Cash collateral in the amount of $3,821,895 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2013, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Investment Income
Interest	$68,292	$135,291	$240,162

Expenses
Management fee	1,769,248	2,275,701	3,400,756
Brokerage commissions	65,408	55,871	87,836

Total expenses	1,834,656	2,331,572	3,488,592

Net investment income (loss)	(1,766,364)	(2,196,281)	(3,248,430)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(109,160,069)	52,686,859	(28,210,259)
Swap agreements	(134,165,888)	68,059,089	(55,851,708)
Short-term U.S. government and agency obligations	11,806	11,289	12,852

Net realized gain (loss)	(243,314,151)	120,757,237	(84,049,115)

Change in net unrealized appreciation/depreciation on
Futures contracts	(47,101,448)	(21,333,749)	23,325,740
Swap agreements	(78,138,990)	(31,375,727)	43,341,016
Short-term U.S. government and agency obligations	(7,333)	(5,591)	24,546

Change in net unrealized appreciation/depreciation	(125,247,771)	(52,715,067)	66,691,302

Net realized and unrealized gain (loss)	(368,561,922)	68,042,170	(17,357,813)

Net income (loss)	$(370,328,286)	$65,845,889	$(20,606,243)

Net income (loss) per weighted-average share	$(45.82)	$8.54	$(1.84)

Weighted-average shares outstanding	8,081,910	7,709,992	11,187,012

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Shareholders’ equity, beginning of period	$142,773,429	$483,508,964	$251,395,322

Addition of 50,400,000, 11,450,000 and 28,550,000 shares, respectively	1,007,757,253	334,161,435	853,881,447
Redemption of 10,450,000, 23,450,000 and 18,250,000 shares, respectively	(329,639,408)	(740,742,859)	(601,161,562)

Net addition (redemption) of 39,950,000, (12,000,000) and 10,300,000 shares, respectively	678,117,845	(406,581,424)	252,719,885

Net investment income (loss)	(1,766,364)	(2,196,281)	(3,248,430)
Net realized gain (loss)	(243,314,151)	120,757,237	(84,049,115)
Change in net unrealized appreciation/depreciation	(125,247,771)	(52,715,067)	66,691,302

Net income (loss)	(370,328,286)	65,845,889	(20,606,243)

Shareholders’ equity, end of period	$450,562,988	$142,773,429	$483,508,964

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash flow from operating activities
Net income (loss)	$(370,328,286)	$65,845,889	$(20,606,243)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(30,783,225)	19,534,732	(9,153,834)
Net sale (purchase) of short-term U.S. government and agency obligations	(329,772,459)	300,221,449	(190,718,535)
Change in unrealized appreciation/depreciation on investments	78,146,323	31,381,318	(43,365,562)
Decrease (Increase) in receivable on futures contracts	—	3,430,415	(3,430,415)
Increase (Decrease) in management fee payable	185,707	(267,682)	186,722
Increase (Decrease) in payable on futures contracts	4,820,056	997,210	—

Net cash provided by (used in) operating activities	(647,731,884)	421,143,331	(267,087,867)

Cash flow from financing activities
Proceeds from addition of shares	979,031,080	334,161,435	853,881,447
Payment on shares redeemed	(329,639,408)	(756,814,102)	(585,090,319)

Net cash provided by (used in) financing activities	649,391,672	(422,652,667)	268,791,128

Net increase (decrease) in cash	1,659,788	(1,509,336)	1,703,261
Cash, beginning of period	689,596	2,198,932	495,671

Cash, end of period	$2,349,384	$689,596	$2,198,932

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$1,653,582	$3,102,827
Segregated cash balances with brokers for futures contracts	21,134,080	6,602,200
Short-term U.S. government and agency obligations (Note 3) (cost $53,408,848 and $58,918,095, respectively)	53,410,227	58,921,011
Receivable from capital shares sold	3,853,422	—

Total assets	80,051,311	68,626,038

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	9,552,314	5,628,532
Management fee payable	65,790	81,727

Total liabilities	9,618,104	5,710,259

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	70,433,207	62,915,779

Total liabilities and shareholders’ equity	$80,051,311	$68,626,038

Shares outstanding	4,569,941	1,619,941

Net asset value per share	$15.41	$38.84

Market value per share (Note 2)	$15.78	$39.28

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(76% of shareholders’ equity)
U.S. Treasury Bills:
0.051% due 01/08/15	$3,173,000	$3,172,992
0.008% due 01/22/15	2,973,000	2,972,950
0.010% due 01/29/15	1,773,000	1,772,973
0.018% due 02/12/15	2,356,000	2,355,946
0.024% due 03/05/15	3,145,000	3,144,919
0.015% due 03/12/15	2,011,000	2,010,923
0.037% due 04/16/15	3,175,000	3,174,771
0.054% due 04/30/15	9,743,000	9,741,723
0.061% due 05/14/15	10,840,000	10,838,211
0.056% due 05/21/15	5,588,000	5,586,921
0.060% due 05/28/15	8,640,000	8,637,898

Total short-term U.S. government and agency obligations (cost $53,408,848)		$53,410,227

Futures Contracts Purchased††

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)
Natural Gas - NYMEX, expires March 2015	4,864	$140,861,440	$(34,889,283)

††	Cash collateral in the amount of $21,134,080 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(94% of shareholders’ equity)
U.S. Treasury Bills:
0.015% due 02/06/14	$371,000	$370,995
0.100% due 02/13/14	3,925,000	3,924,954
0.053% due 03/06/14	1,197,000	1,196,895
0.055% due 03/13/14	6,686,000	6,685,480
0.042% due 03/20/14	2,792,000	2,791,642
0.055% due 04/03/14	5,086,000	5,085,100
0.060% due 04/10/14	8,844,000	8,842,917
0.080% due 04/17/14	43,000	42,996
0.082% due 04/24/14	4,789,000	4,788,106
0.092% due 05/01/14	3,500,000	3,499,421
0.091% due 05/08/14	2,534,000	2,533,512
0.064% due 05/22/14	5,515,000	5,513,713
0.076% due 06/05/14	10,791,000	10,788,461
0.082% due 06/26/14	2,858,000	2,856,819

Total short-term U.S. government and agency obligations (cost $58,918,095)		$58,921,011

Futures Contracts Purchased††

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)
Natural Gas - NYMEX, expires March 2014	3,001	$125,831,930	$(3,656,539)

††	Cash collateral in the amount of $6,602,200 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Investment Income
Interest	$15,961	$33,341	$30,397

Expenses
Management fee	455,794	707,598	404,318
Brokerage commissions	88,748	147,433	128,470
Offering costs	—	—	63,919

Total expenses	544,542	855,031	596,707

Net investment income (loss)	(528,581)	(821,690)	(566,310)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(6,464,796)	41,418,165	(2,839,309)
Short-term U.S. government and agency obligations	5,068	4,691	4,126

Net realized gain (loss)	(6,459,728)	41,422,856	(2,835,183)

Change in net unrealized appreciation/depreciation on
Futures contracts	(31,232,744)	160,411	(2,991,440)
Short-term U.S. government and agency obligations	(1,537)	2,133	783

Change in net unrealized appreciation/depreciation	(31,234,281)	162,544	(2,990,657)

Net realized and unrealized gain (loss)	(37,694,009)	41,585,400	(5,825,840)

Net income (loss)	$(38,222,590)	$40,763,710	$(6,392,150)

Net income (loss) per weighted-average share (Note 1)	$(27.42)	$20.11	$(5.88)

Weighted-average shares outstanding (Note 1)	1,394,051	2,027,064	1,088,025

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Shareholders’ equity, beginning of period	$62,915,779	$73,019,370	$4,079,349

Addition of 5,750,000, 5,400,000 and 2,930,000 shares, respectively (Note 1)	171,856,215	182,988,911	133,210,470
Redemption of 2,800,000, 5,650,000 and 1,100,061 shares, respectively (Note 1)	(126,116,197)	(233,856,212)	(57,878,299)

Net addition (redemption) of 2,950,000, (250,000) and 1,829,939 shares, respectively (Note 1)	45,740,018	(50,867,301)	75,332,171

Net investment income (loss)	(528,581)	(821,690)	(566,310)
Net realized gain (loss)	(6,459,728)	41,422,856	(2,835,183)
Change in net unrealized appreciation/depreciation	(31,234,281)	162,544	(2,990,657)

Net income (loss)	(38,222,590)	40,763,710	(6,392,150)

Shareholders’ equity, end of period	$70,433,207	$62,915,779	$73,019,370

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash flow from operating activities
Net income (loss)	$(38,222,590)	$40,763,710	$(6,392,150)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(14,531,880)	3,661,890	(9,538,681)
Net sale (purchase) of short-term U.S. government and agency obligations	5,509,247	5,394,346	(64,312,441)
Change in unrealized appreciation/depreciation on investments	1,537	(2,133)	(783)
Change in offering cost	—	—	20,150
Increase (Decrease) in management fee payable	(15,937)	29,802	50,471
Increase (Decrease) in payable on futures contracts	3,923,782	736,749	4,891,783
Increase (Decrease) in payable for offering costs	—	—	(26,624)

Net cash provided by (used in) operating activities	(43,335,841)	50,584,364	(75,308,275)

Cash flow from financing activities
Proceeds from addition of shares	168,002,793	182,988,911	133,210,470
Payment on shares redeemed	(126,116,197)	(233,856,212)	(57,878,299)

Net cash provided by (used in) financing activities	41,886,596	(50,867,301)	75,332,171

Net increase (decrease) in cash	(1,449,245)	(282,937)	23,896
Cash, beginning of period	3,102,827	3,385,764	3,361,868

Cash, end of period	$1,653,582	$3,102,827	$3,385,764

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$104,145	$142,566
Segregated cash balances with brokers for futures contracts	8,800	15,950
Short-term U.S. government and agency obligations (Note 3) (cost $101,925,636 and $140,884,104, respectively)	101,927,857	140,880,950
Unrealized appreciation on forward agreements	2,051,154	—

Total assets	104,091,956	141,039,466

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,999,718	2,097,225
Payable on open futures contracts	3,260	300
Management fee payable	85,633	111,562
Unrealized depreciation on forward agreements	—	6,812,974

Total liabilities	2,088,611	9,022,061

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	102,003,345	132,017,405

Total liabilities and shareholders’ equity	$104,091,956	$141,039,466

Shares outstanding	2,550,014	3,200,014

Net asset value per share	$40.00	$41.26

Market value per share (Note 2)	$38.41	$41.26

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(100% of shareholders’ equity)
U.S. Treasury Bills:
0.051% due 01/08/15†	$13,004,000	$13,003,967
0.010% due 01/29/15†	2,843,000	2,842,957
0.010% due 02/19/15†	17,175,000	17,174,542
0.045% due 04/30/15†	11,287,000	11,285,520
0.057% due 05/14/15†	37,832,000	37,825,758
0.061% due 05/21/15	3,373,000	3,372,349
0.078% due 06/04/15†	16,428,000	16,422,764

Total short-term U.S. government and agency obligations (cost $101,925,636)		$101,927,857

Futures Contracts Purchased††

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)
Gold Futures - COMEX, expires February 2015	2	$236,820	$4,580

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.26%	01/06/15	$90,800	$109,503,892	$1,231,694
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.41	01/06/15	31,420	37,892,206	222,126
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.46	01/06/15	15,200	18,331,048	190,591
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.36	01/06/15	31,600	38,109,284	406,743

					$2,051,154

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $8,800 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.
^	The positions and counterparties herein are as of December 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2014, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(107% of shareholders’ equity)
U.S. Treasury Bills:
0.017% due 02/06/14†	$39,093,000	$39,092,430
0.051% due 03/06/14†	23,937,000	23,934,906
0.011% due 03/20/14†	51,752,000	51,745,359
0.080% due 04/17/14†	10,244,000	10,242,954
0.070% due 05/22/14†	15,423,000	15,419,401
0.086% due 06/12/14	446,000	445,900

Total short-term U.S. government and agency obligations (cost $140,884,104)		$140,880,950

Futures Contracts Purchased††

			Unrealized
	Number of	Notional Amount	Appreciation
	Contracts	at Value	(Depreciation)
Gold Futures - COMEX, expires February 2014	2	$240,460	$(14,560)

Forward Agreements^

					Unrealized
	Rate Paid	Settlement	Commitment to	Notional Amount	Appreciation
	(Received)*	Date	(Deliver)/Receive	at Value**	(Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.30%	01/06/14	$108,500	$130,688,250	$(3,543,937)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.45	01/06/14	44,820	53,985,690	(1,327,335)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.50	01/06/14	28,100	33,846,450	(785,038)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.40	01/06/14	37,600	45,289,200	(1,156,664)

					$(6,812,974)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $15,950 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2013, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Investment Income
Interest	$54,755	$130,437	$242,432

Expenses
Management fee	1,212,064	2,055,613	3,411,655
Brokerage commissions	39	39	42

Total expenses	1,212,103	2,055,652	3,411,697

Net investment income (loss)	(1,157,348)	(1,925,215)	(3,169,265)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(23,260)	(97,160)	(7,480)
Forward agreements	(9,651,073)	(165,535,626)	(33,585,416)
Short-term U.S. government and agency obligations	1,361	7,780	3,264

Net realized gain (loss)	(9,672,972)	(165,625,006)	(33,589,632)

Change in net unrealized appreciation/depreciation on
Futures contracts	19,140	680	26,420
Forward agreements	8,864,128	8,839,084	65,184,222
Short-term U.S. government and agency obligations	5,375	(19,303)	20,736

Change in net unrealized appreciation/depreciation	8,888,643	8,820,461	65,231,378

Net realized and unrealized gain (loss)	(784,329)	(156,804,545)	31,641,746

Net income (loss)	$(1,941,677)	$(158,729,760)	$28,472,481

Net income (loss) per weighted-average share	$(0.68)	$(44.55)	$6.90

Weighted-average shares outstanding	2,838,096	3,562,617	4,126,517

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Shareholders’ equity, beginning of period	$132,017,405	$335,054,752	$326,399,360

Addition of 300,000, 550,000 and 500,000 shares, respectively	13,559,078	30,696,013	49,880,610
Redemption of 950,000, 1,350,000 and 800,000 shares, respectively	(41,631,461)	(75,003,600)	(69,697,699)

Net addition (redemption) of (650,000), (800,000) and (300,000) shares, respectively	(28,072,383)	(44,307,587)	(19,817,089)

Net investment income (loss)	(1,157,348)	(1,925,215)	(3,169,265)
Net realized gain (loss)	(9,672,972)	(165,625,006)	(33,589,632)
Change in net unrealized appreciation/depreciation	8,888,643	8,820,461	65,231,378

Net income (loss)	(1,941,677)	(158,729,760)	28,472,481

Shareholders’ equity, end of period	$102,003,345	$132,017,405	$335,054,752

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash flow from operating activities
Net income (loss)	$(1,941,677)	$(158,729,760)	$28,472,481
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	7,150	(1,100)	8,100
Net sale (purchase) of short-term U.S. government and agency obligations	38,958,468	209,724,651	48,713,572
Change in unrealized appreciation/depreciation on investments	(8,869,503)	(8,819,781)	(65,204,958)
Decrease (Increase) in receivable on futures contracts	—	3,980	(3,440)
Increase (Decrease) in management fee payable	(25,929)	(167,707)	(23,851)
Increase (Decrease) in payable on futures contracts	2,960	300	—

Net cash provided by (used in) operating activities	28,131,469	42,010,583	11,961,904

Cash flow from financing activities
Proceeds from addition of shares	13,559,078	30,696,013	57,677,607
Payment on shares redeemed	(41,728,968)	(72,906,375)	(69,697,699)

Net cash provided by (used in) financing activities	(28,169,890)	(42,210,362)	(12,020,092)

Net increase (decrease) in cash	(38,421)	(199,779)	(58,188)
Cash, beginning of period	142,566	342,345	400,533

Cash, end of period	$104,145	$142,566	$342,345

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$305,004	$463,001
Segregated cash balances with brokers for futures contracts	14,300	22,000
Short-term U.S. government and agency obligations (Note 3) (cost $305,465,636 and $467,849,038, respectively)	305,474,211	467,868,976

Total assets	305,793,515	468,353,977

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	1,967,832	—
Payable on open futures contracts	6,770	2,450
Management fee payable	254,050	379,128
Unrealized depreciation on forward agreements	12,395,120	2,492,880

Total liabilities	14,623,772	2,874,458

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	291,169,743	465,479,519

Total liabilities and shareholders’ equity	$305,793,515	$468,353,977

Shares outstanding	7,396,533	7,350,007

Net asset value per share	$39.37	$63.33

Market value per share (Note 2)	$38.05	$63.04

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(105% of shareholders’ equity)
U.S. Treasury Bills:
0.016% due 01/22/15	$2,309,000	$2,308,961
0.012% due 01/29/15	14,382,000	14,381,784
0.011% due 02/12/15†	92,778,000	92,775,887
0.020% due 02/19/15†	35,850,000	35,849,044
0.012% due 03/05/15†	9,368,000	9,367,758
0.041% due 04/16/15†	18,037,000	18,035,697
0.047% due 04/30/15†	6,604,000	6,603,134
0.060% due 05/14/15†	76,886,000	76,873,314
0.078% due 06/04/15†	4,277,000	4,275,637
0.090% due 06/11/15†	45,017,000	45,002,995

Total short-term U.S. government and agency obligations (cost $305,465,636)		$305,474,211

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2015	2	$155,990	$(1,560)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	0.97%	01/06/15	$19,068,000	$304,550,282	$(6,220,069)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	1.05	01/06/15	7,100,800	113,411,137	(2,124,796)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	1.09	01/06/15	4,628,000	73,916,565	(1,384,207)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	1.05	01/06/15	5,653,000	90,287,455	(2,666,048)

					$(12,395,120)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $14,300 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.
^	The positions and counterparties herein are as of December 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2014, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

	Principal Amount	Value
Short-term U.S. government and agency obligations
(101% of shareholders’ equity)
U.S. Treasury Bills:
0.010% due 02/06/14†	$246,229,000	$246,225,410
0.047% due 03/06/14†	26,139,000	26,136,713
0.042% due 03/20/14†	1,793,000	1,792,770
0.070% due 04/03/14	14,766,000	14,763,387
0.066% due 04/10/14†	7,392,000	7,391,094
0.080% due 04/17/14†	137,765,000	137,750,937
0.093% due 04/24/14†	2,451,000	2,450,542
0.093% due 05/01/14	2,934,000	2,933,515
0.088% due 05/08/14†	5,908,000	5,906,863
0.069% due 05/22/14†	22,523,000	22,517,745

Total short-term U.S. government and agency obligations (cost $467,849,038)		$467,868,976

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires March 2014	2	$193,700	$(14,200)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	0.30%	01/06/14	$25,659,000	$500,401,818	$(350,663)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	0.45	01/06/14	8,597,800	167,674,296	(1,345,433)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	0.50	01/06/14	4,952,000	96,573,904	(28,581)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	0.45	01/06/14	8,516,000	166,079,032	(768,203)

					$(2,492,880)

†	All or partial amount pledged as collateral for forward agreements.
††	Cash collateral in the amount of $22,000 was pledged to cover margin requirements for open futures contracts as of December 31, 2013.
^	The positions and counterparties herein are as of December 31, 2013. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of December 31, 2013, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Investment Income
Interest	$179,642	$348,317	$520,233

Expenses
Management fee	4,148,207	5,628,988	7,438,345
Brokerage commissions	43	36	45

Total expenses	4,148,250	5,629,024	7,438,390

Net investment income (loss)	(3,968,608)	(5,280,707)	(6,918,157)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(52,451)	(137,594)	(6,160)
Forward agreements	(155,498,969)	(701,395,135)	(66,420,332)
Short-term U.S. government and agency obligations	8,226	14,261	5,369

Net realized gain (loss)	(155,543,194)	(701,518,468)	(66,421,123)

Change in net unrealized appreciation/depreciation on
Futures contracts	12,640	25,820	20,830
Forward agreements	(9,902,240)	143,247,826	33,586,067
Short-term U.S. government and agency obligations	(11,363)	(30,955)	61,788

Change in net unrealized appreciation/depreciation	(9,900,963)	143,242,691	33,668,685

Net realized and unrealized gain (loss)	(165,444,157)	(558,275,777)	(32,752,438)

Net income (loss)	$(169,412,765)	$(563,556,484)	$(39,670,595)

Net income (loss) per weighted-average share (Note 1)	$(22.83)	$(93.80)	$(9.91)

Weighted-average shares outstanding (Note 1)	7,420,839	6,008,363	4,001,407

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Shareholders’ equity, beginning of period	$465,479,519	$747,725,400	$606,824,420

Addition of 2,487,500, 4,112,500 and 2,262,500 shares, respectively (Note 1)	144,929,400	383,200,214	463,625,109
Redemption of 2,440,974, 1,112,500 and 1,425,000 shares, respectively (Note 1)	(149,826,411)	(101,889,611)	(283,053,534)

Net addition (redemption) of 46,526, 3,000,000 and 837,500 shares, respectively (Note 1)	(4,897,011)	281,310,603	180,571,575

Net investment income (loss)	(3,968,608)	(5,280,707)	(6,918,157)
Net realized gain (loss)	(155,543,194)	(701,518,468)	(66,421,123)
Change in net unrealized appreciation/depreciation	(9,900,963)	143,242,691	33,668,685

Net income (loss)	(169,412,765)	(563,556,484)	(39,670,595)

Shareholders’ equity, end of period	$291,169,743	$465,479,519	$747,725,400

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash flow from operating activities
Net income (loss)	$(169,412,765)	$(563,556,484)	$(39,670,595)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	7,700	2,200	25,750
Net sale (purchase) of short-term U.S. government and agency obligations	162,383,402	423,157,455	(119,069,929)
Change in unrealized appreciation/depreciation on investments	9,913,603	(143,216,871)	(33,647,855)
Decrease (Increase) in receivable on futures contracts	—	2,520	3,480
Increase (Decrease) in management fee payable	(125,078)	(277,880)	87,573
Increase (Decrease) in payable on futures contracts	4,320	2,450	—

Net cash provided by (used in) operating activities	2,771,182	(283,886,610)	(192,271,576)

Cash flow from financing activities
Proceeds from addition of shares	144,929,400	385,349,171	475,442,719
Payment on shares redeemed	(147,858,579)	(101,889,611)	(283,053,534)

Net cash provided by (used in) financing activities	(2,929,179)	283,459,560	192,389,185

Net increase (decrease) in cash	(157,997)	(427,050)	117,609
Cash, beginning of period	463,001	890,051	772,442

Cash, end of period	$305,004	$463,001	$890,051

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$222,968	$314,796
Segregated cash balances with brokers for futures contracts	120,131	128,865
Short-term U.S. government and agency obligations (Note 3) (cost $2,405,682 and $2,716,026, respectively)	2,405,685	2,716,439
Receivable on open futures contracts	—	10,650

Total assets	2,748,784	3,170,750

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	6,369	—
Management fee payable	2,248	2,585

Total liabilities	8,617	2,585

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,740,167	3,168,165

Total liabilities and shareholders’ equity	$2,748,784	$3,170,750

Shares outstanding	100,005	100,005

Net asset value per share	$27.40	$31.68

Market value per share (Note 2)	$27.43	$31.61

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(88% of shareholders’ equity)
U.S. Treasury Bills:
0.040% due 04/30/15	$2,406,000	$2,405,685

Total short-term U.S. government and agency obligations (cost $2,405,682)		$2,405,685

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires March 2015	67	$5,441,740	$(96,825)

††	Cash collateral in the amount of $120,131 was pledged to cover margin requirements for open futures contracts as of December 31, 2014.

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

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND FOR THE PERIOD FROM JULY 17, 2012

(COMMENCEMENT OF INVESTMENT OPERATIONS) THROUGH DECEMBER 31, 2012

	Year ended December 31, 2014	Year ended December 31, 2013	July 17, 2012 (Commencement of Investment Operations) through December 31, 2012
Investment Income
Interest	$1,717	$1,570	$1,493

Expenses
Management fee	31,317	14,696	—
Brokerage commissions	1,513	1,545	932
Offering costs	—	47,870	18,871
Limitation by Sponsor	—	(27,636)	(1,012)

Total expenses	32,830	36,475	18,791

Net investment income (loss)	(31,113)	(34,905)	(17,298)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(417,873)	(928,022)	265,990
Short-term U.S. government and agency obligations	3	8	(1)

Net realized gain (loss)	(417,870)	(928,014)	265,989

Change in net unrealized appreciation/depreciation on
Futures contracts	21,395	(19,190)	(99,030)
Short-term U.S. government and agency obligations	(410)	206	207

Change in net unrealized appreciation/depreciation	20,985	(18,984)	(98,823)

Net realized and unrealized gain (loss)	(396,885)	(946,998)	167,166

Net income (loss)	$(427,998)	$(981,903)	$149,868

Net income (loss) per weighted-average share	$(4.28)	$(9.82)	$1.51

Weighted-average shares outstanding	100,005	100,005	99,410

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND FOR THE PERIOD FROM JULY 17, 2012

(COMMENCEMENT OF INVESTMENT OPERATIONS) THROUGH DECEMBER 31, 2012

	Year ended December 31, 2014	Year ended December 31, 2013	July 17, 2012 (Commencement of Investment Operations) through December 31, 2012
Shareholders’ equity, beginning of period	$3,168,165	$4,150,068	$200

Addition of 0, 0 and 100,000 shares, respectively	—	—	4,000,000

Net investment income (loss)	(31,113)	(34,905)	(17,298)
Net realized gain (loss)	(417,870)	(928,014)	265,989
Change in net unrealized appreciation/depreciation	20,985	(18,984)	(98,823)

Net income (loss)	(427,998)	(981,903)	149,868

Shareholders’ equity, end of period	$2,740,167	$3,168,165	$4,150,068

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND FOR THE PERIOD FROM JULY 17, 2012

(COMMENCEMENT OF INVESTMENT OPERATIONS) THROUGH DECEMBER 31, 2012

	Year ended December 31, 2014	Year ended December 31, 2013	July 17, 2012 (Commencement of Investment Operations) through December 31, 2012
Cash flow from operating activities
Net income (loss)	$(427,998)	$(981,903)	$149,868
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	8,734	29,535	(158,400)
Net sale (purchase) of short-term U.S. government and agency obligations	310,344	854,661	(3,570,687)
Change in unrealized appreciation/depreciation on investments	410	(206)	(207)
Decrease (Increase) in receivable on futures contracts	10,650	1,350	(12,000)
Decrease (Increase) in Limitation by Sponsor	—	1,012	(1,012)
Change in offering cost	—	22,128	18,872
Increase (Decrease) in management fee payable	(337)	2,585	—
Increase (Decrease) in payable on futures contracts	6,369	—	—
Increase (Decrease) in payable for offering costs	—	(41,000)	—

Net cash provided by (used in) operating activities	(91,828)	(111,838)	(3,573,566)

Cash flow from financing activities
Proceeds from addition of shares	—	—	4,000,000

Net cash provided by (used in) financing activities	—	—	4,000,000

Net increase (decrease) in cash	(91,828)	(111,838)	426,434
Cash, beginning of period	314,796	426,634	200

Cash, end of period	$222,968	$314,796	$426,634

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$671,117	$49,723
Short-term U.S. government and agency obligations (Note 3) (cost $2,415,732 and $2,455,715, respectively)	2,415,698	2,455,863
Unrealized appreciation on foreign currency forward contracts	2,921	120,908

Total assets	3,089,736	2,626,494

Liabilities and shareholders’ equity
Liabilities
Management fee payable	2,003	2,721
Unrealized depreciation on foreign currency forward contracts	106,292	19,946

Total liabilities	108,295	22,667

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,981,441	2,603,827

Total liabilities and shareholders’ equity	$3,089,736	$2,626,494

Shares outstanding	150,014	100,014

Net asset value per share	$19.87	$26.03

Market value per share (Note 2)	$19.80	$25.98

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(81% of shareholders’ equity)
U.S. Treasury Bills:
0.010% due 02/12/15	$245,000	$244,994
0.021% due 03/05/15†	342,000	341,991
0.036% due 04/16/15	242,000	241,983
0.047% due 04/30/15†	587,000	586,923
0.035% due 05/21/15	1,000,000	999,807

Total short-term U.S. government and agency obligations (cost $2,415,732)		$2,415,698

Foreign Currency Forward Contracts^

				Unrealized
			Notional Amount	Appreciation
	Settlement Date	Local Currency	at Value (USD)	(Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	01/09/15	2,080,425	$2,517,638	$(40,058)
Euro with UBS AG	01/09/15	3,032,200	3,669,434	(66,234)

				$(106,292)

Contracts to Sell
Euro with Goldman Sachs International	01/09/15	(63,400)	$(76,724)	$1,202
Euro with UBS AG	01/09/15	(122,500)	(148,244)	1,719

				$2,921

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Investment Income
Interest	$1,083	$1,901	$3,690

Expenses
Management fee	23,330	36,925	63,816

Total expenses	23,330	36,925	63,816

Net investment income (loss)	(22,247)	(35,024)	(60,126)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(420,533)	210,150	(398,504)
Short-term U.S. government and agency obligations	5	55	78

Net realized gain (loss)	(420,528)	210,205	(398,426)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(204,333)	13,803	605,371
Short-term U.S. government and agency obligations	(182)	76	334

Change in net unrealized appreciation/depreciation	(204,515)	13,879	605,705

Net realized and unrealized gain (loss)	(625,043)	224,084	207,279

Net income (loss)	$(647,290)	$189,060	$147,153

Net income (loss) per weighted-average share	$(6.36)	$1.19	$0.52

Weighted-average shares outstanding	101,795	159,192	285,533

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Shareholders’ equity, beginning of period	$2,603,827	$4,870,316	$9,554,748

Addition of 50,000, 50,000 and 50,000 shares, respectively	1,024,904	1,261,329	1,209,580
Redemption of 0, 150,000 and 250,000 shares, respectively	—	(3,716,878)	(6,041,165)

Net addition (redemption) of 50,000, (100,000) and (200,000) shares, respectively	1,024,904	(2,455,549)	(4,831,585)

Net investment income (loss)	(22,247)	(35,024)	(60,126)
Net realized gain (loss)	(420,528)	210,205	(398,426)
Change in net unrealized appreciation/depreciation	(204,515)	13,879	605,705

Net income (loss)	(647,290)	189,060	147,153

Shareholders’ equity, end of period	$2,981,441	$2,603,827	$4,870,316

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash flow from operating activities
Net income (loss)	$(647,290)	$189,060	$147,153
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	39,983	2,091,157	5,522,097
Change in unrealized appreciation/depreciation on investments	204,515	(13,879)	(605,705)
Increase (Decrease) in management fee payable	(718)	(1,152)	(2,343)

Net cash provided by (used in) operating activities	(403,510)	2,265,186	5,061,202

Cash flow from financing activities
Proceeds from addition of shares	1,024,904	1,261,329	1,209,580
Payment on shares redeemed	—	(3,716,878)	(6,041,165)

Net cash provided by (used in) financing activities	1,024,904	(2,455,549)	(4,831,585)

Net increase (decrease) in cash	621,394	(190,363)	229,617
Cash, beginning of period	49,723	240,086	10,469

Cash, end of period	$671,117	$49,723	$240,086

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$846,919	$28,116
Short-term U.S. government and agency obligations (Note 3) (cost $1,287,844 and $2,928,242, respectively)	1,287,869	2,928,556
Unrealized appreciation on foreign currency forward contracts	404	4,052

Total assets	2,135,192	2,960,724

Liabilities and shareholders’ equity
Liabilities
Management fee payable	1,515	2,337
Unrealized depreciation on foreign currency forward contracts	15,649	163,361

Total liabilities	17,164	165,698

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,118,028	2,795,026

Total liabilities and shareholders’ equity	$2,135,192	$2,960,724

Shares outstanding	150,014	150,014

Net asset value per share	$14.12	$18.63

Market value per share (Note 2)	$14.12	$18.61

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

	Principal Amount	Value
Short-term U.S. government and agency obligations
(61% of shareholders’ equity)
U.S. Treasury Bills:
0.021% due 03/05/15†	$357,000	$356,991
0.047% due 04/30/15	931,000	930,878

Total short-term U.S. government and agency obligations (cost $1,287,844)		$1,287,869

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	01/09/15	229,660,300	$1,917,715	$(11,754)
Yen with UBS AG	01/09/15	304,204,900	2,540,179	(3,394)

				$(15,148)

Contracts to Sell
Yen with Goldman Sachs International	01/09/15	(9,518,600)	$(79,482)	$(501)
Yen with UBS AG	01/09/15	(16,144,000)	(134,806)	404

				$(97)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of December 31, 2014. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.

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

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Investment Income
Interest	$1,101	$1,795	$3,524

Expenses
Management fee	21,963	33,569	47,964

Total expenses	21,963	33,569	47,964

Net investment income (loss)	(20,862)	(31,774)	(44,440)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(540,398)	(1,879,169)	(601,937)
Short-term U.S. government and agency obligations	94	68	27

Net realized gain (loss)	(540,304)	(1,879,101)	(601,910)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	144,064	334,987	(597,023)
Short-term U.S. government and agency obligations	(289)	97	293

Change in net unrealized appreciation/depreciation	143,775	335,084	(596,730)

Net realized and unrealized gain (loss)	(396,529)	(1,544,017)	(1,198,640)

Net income (loss)	$(417,391)	$(1,575,791)	$(1,243,080)

Net income (loss) per weighted-average share	$(3.35)	$(9.90)	$(8.29)

Weighted-average shares outstanding	124,672	159,192	150,014

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Shareholders’ equity, beginning of period	$2,795,026	$4,227,995	$5,471,075

Addition of 50,000, 50,000 and 0 shares, respectively	716,043	1,323,474	—
Redemption of 50,000, 50,000 and 0 shares, respectively	(975,650)	(1,180,652)	—

Net addition (redemption) of 0, 0 and 0 shares, respectively	(259,607)	142,822	—

Net investment income (loss)	(20,862)	(31,774)	(44,440)
Net realized gain (loss)	(540,304)	(1,879,101)	(601,910)
Change in net unrealized appreciation/depreciation	143,775	335,084	(596,730)

Net income (loss)	(417,391)	(1,575,791)	(1,243,080)

Shareholders’ equity, end of period	$2,118,028	$2,795,026	$4,227,995

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash flow from operating activities
Net income (loss)	$(417,391)	$(1,575,791)	$(1,243,080)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	1,640,398	1,659,459	779,250
Change in unrealized appreciation/depreciation on investments	(143,775)	(335,084)	596,730
Increase (Decrease) in management fee payable	(822)	(1,323)	(665)

Net cash provided by (used in) operating activities	1,078,410	(252,739)	132,235

Cash flow from financing activities
Proceeds from addition of shares	716,043	1,323,474	—
Payment on shares redeemed	(975,650)	(1,180,652)	—

Net cash provided by (used in) financing activities	(259,607)	142,822	—

Net increase (decrease) in cash	818,803	(109,917)	132,235
Cash, beginning of period	28,116	138,033	5,798

Cash, end of period	$846,919	$28,116	$138,033

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
Assets
Cash	$35,899,231	$23,390,732
Segregated cash balances with brokers for futures contracts	296,561,615	235,046,530
Short-term U.S. government and agency obligations (Note 3) (cost $3,005,824,301 and $2,846,340,077, respectively)	3,005,876,580	2,846,465,825
Unrealized appreciation on swap agreements	27,585,336	1,972,971
Unrealized appreciation on forward agreements	2,850,677	5,633,053
Unrealized appreciation on foreign currency forward contracts	19,594,239	31,593,879
Receivable from capital shares sold	58,085,447	10,903,664
Receivable on open futures contracts	56,002,326	6,930,575
Offering costs (Note 5)	49,384	—
Limitation by Sponsor	9,474	—

Total assets	3,502,514,309	3,161,937,229

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	25,400,996	37,227,491
Payable on open futures contracts	46,405,998	10,071,461
Management fee payable	2,657,505	2,522,868
Payable for offering costs	65,785	—
Unrealized depreciation on swap agreements	76,512,435	2,360,565
Unrealized depreciation on forward agreements	14,882,468	11,533,711
Unrealized depreciation on foreign currency forward contracts	4,528,636	16,014,049

Total liabilities	170,453,823	79,730,145

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	3,332,060,486	3,082,207,084

Total liabilities and shareholders’ equity	$3,502,514,309	$3,161,937,229

Shares outstanding	122,157,748	77,438,599

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Investment Income
Interest	$1,151,784	$1,552,350	$2,215,112

Expenses
Management fee	27,669,705	30,836,871	32,848,387
Brokerage commissions	4,580,430	3,202,862	1,918,624
Offering costs	16,401	141,251	328,105
Limitation by Sponsor	(9,474)	(57,127)	(5,373)

Total expenses	32,257,062	34,123,857	35,089,743

Net investment income (loss)	(31,105,278)	(32,571,507)	(32,874,631)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(136,360,050)	(398,397,208)	(725,476,541)
Swap agreements	(79,470,613)	55,106,405	(45,027,781)
Forward agreements	(155,407,226)	(692,584,048)	(138,196,778)
Foreign currency forward contracts	210,564,249	114,287,543	73,287,609
Short-term U.S. government and agency obligations	123,212	79,408	76,646

Net realized gain (loss)	(160,550,428)	(921,507,900)	(835,336,845)

Change in net unrealized appreciation/depreciation on
Futures contracts	9,175,329	(53,329,004)	22,356,416
Swap agreements	(48,539,505)	(28,257,739)	35,368,727
Forward agreements	(6,131,133)	132,454,565	45,390,749
Foreign currency forward contracts	(514,227)	(8,979,636)	(38,091,857)
Short-term U.S. government and agency obligations	(73,469)	(3,687)	198,708

Change in net unrealized appreciation/depreciation	(46,083,005)	41,884,499	65,222,743

Net realized and unrealized gain (loss)	(206,633,433)	(879,623,401)	(770,114,102)

Net income (loss)	$(237,738,711)	$(912,194,908)	$(802,988,733)

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Shareholders’ equity, beginning of period	$3,082,207,084	$3,242,449,608	$3,278,846,852

Addition of 165,431,260, 103,157,500 and 93,969,703 shares, respectively	5,351,585,350	6,061,413,770	5,711,597,237
Redemption of 120,712,111, 99,361,823* and 105,285,762** shares, respectively	(4,863,993,237)	(5,309,461,386)	(4,945,005,748)

Net addition of 44,719,149, 3,795,677 and (11,316,059) shares, respectively	487,592,113	751,952,384	766,591,489

Net investment income (loss)	(31,105,278)	(32,571,507)	(32,874,631)
Net realized gain (loss)	(160,550,428)	(921,507,900)	(835,336,845)
Change in net unrealized appreciation/depreciation	(46,083,005)	41,884,499	65,222,743

Net income (loss)	(237,738,711)	(912,194,908)	(802,988,733)

Shareholders’ equity, end of period	$3,332,060,486	$3,082,207,084	$3,242,449,608

*	Amount includes $600 of redemptions related to the termination of offerings of certain Funds.
**	Amount includes $6,600 of redemptions related to de-registration of certain Funds.

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year ended December 31, 2014	Year ended December 31, 2013		Year ended December 31, 2012
Cash flow from operating activities
Net income (loss)	$(237,738,711)	$(912,194,908)		$(802,988,733)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(61,515,085)	(93,386,617)		(107,523,285)
Net sale (purchase) of short-term U.S. government and agency obligations	(159,484,224)	488,816,068		(20,329,180)
Change in unrealized appreciation/depreciation on investments	55,258,334	(95,213,503)		(42,866,327)
Decrease (Increase) in receivable on futures contracts	(49,071,751)	2,682,450		(7,365,990)
Decrease (Increase) in Limitation by Sponsor	(9,474)	5,373		(2,892)
Change in offering cost	(49,384)	64,027		1,223,953 *
Increase (Decrease) in management fee payable	134,637	(206,989)		132,412
Increase (Decrease) in payable on futures contracts	36,334,537	(64,914,699)		73,133,194
Increase (Decrease) in payable for offering costs	65,785	(123,000)		(1,190,302)*

Net cash provided by (used in) operating activities	(416,075,336)	(674,471,798)		(907,777,150)

Cash flow from financing activities
Proceeds from addition of shares	5,304,403,567	6,098,182,208		5,726,055,194
Payment on shares redeemed	(4,875,819,732)	(5,420,279,034	)***	(4,817,463,733)**

Net cash provided by (used in) financing activities	428,583,835	677,903,174		908,591,461

Net increase (decrease) in cash	12,508,499	3,431,376		814,311
Cash, beginning of period	23,390,732	19,959,356		19,145,045

Cash, end of period	$35,899,231	$23,390,732		$19,959,356

*	Amount includes $1,079,526 of offering cost related to de-registration of certain Funds.
**	Amount includes $6,600 of redemption related to de-registration of certain Funds.
***	Amount includes $600 of redemptions related to the termination of offerings of certain Funds.

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of December 31, 2014, the following twenty-two series of the Trust have commenced investment operations: (i) ProShares Managed Futures Strategy (the “Managed Futures Fund”); (ii) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (iii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (v) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

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

Effective as of July 1, 2014, the official name for the Dow Jones-UBS Commodity Index and its sub-indexes (Dow Jones-UBS WTI Crude Oil SubindexSM and Dow Jones- UBS Natural Gas SubindexSM) changed to the Bloomberg Commodity Index, Bloomberg WTI Crude Oil SubindexSM and Bloomberg Natural Gas SubindexSM, respectively. The changes were made to reflect the transfer of several Dow Jones-UBS indexes to Bloomberg L.P. The methodology for the underlying index of each Commodity Index Fund will remain the same in all material respects. As a result, the fund name, underlying index name and ticker symbol changed for each of the Commodity Index Funds and are reflected in the financial statements and footnotes. The new name, underlying index name and ticker symbol for each of the Commodity Index Funds are as follows:

Prior Fund Name	New Fund Name	Prior Underlying Index Name and Ticker Symbol	New Underlying Index Name and Ticker Symbol
ProShares UltraShort DJ-UBS Commodity	ProShares UltraShort Bloomberg Commodity	Dow Jones – UBS Commodity IndexSM – DJUBS	Bloomberg Commodity IndexSM – BCOM
ProShares Ultra DJ-UBS Commodity	ProShares Ultra Bloomberg Commodity	Dow Jones – UBS Commodity IndexSM – DJUBS	Bloomberg Commodity IndexSM – BCOM
ProShares UltraShort DJ-UBS Crude Oil	ProShares UltraShort Bloomberg Crude Oil	Dow Jones – UBS WTI Crude Oil SubindexSM – DJUBCL	Bloomberg WTI Crude Oil SubindexSM – BCOMCL
ProShares Ultra DJ-UBS Crude Oil	ProShares Ultra Bloomberg Crude Oil	Dow Jones – UBS WTI Crude Oil SubindexSM – DJUBCL	Bloomberg WTI Crude Oil SubindexSM – BCOMCL
ProShares UltraShort DJ-UBS Natural Gas	ProShares UltraShort Bloomberg Natural Gas	Dow Jones – UBS Natural Gas SubindexSM – DJUBNG	Bloomberg Natural Gas SubindexSM – BCOMNG
ProShares Ultra DJ-UBS Natural Gas	ProShares Ultra Bloomberg Natural Gas	Dow Jones – UBS Natural Gas SubindexSM – DJUBNG	Bloomberg Natural Gas SubindexSM – BCOMNG

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the years ended December 31, 2012, 2013 and 2014. The ticker symbols for these Funds did not change, and each Fund continues to trade on the NYSE Arca.

Fund	Execution Date (Prior to Opening of Trading)	Type of Split	Date Trading Resumed at Post- Split Price

ProShares VIX Short-Term Futures ETF	June 10, 2013	1-for-5 reverse Share split	June 10, 2013
ProShares VIX Mid-Term Futures ETF	November 6, 2014	1-for-4 reverse Share split	November 6, 2014
ProShares Short VIX Short-Term Futures ETF	October 5, 2012	2-for-1 Share split	October 5, 2012
ProShares Short VIX Short-Term Futures ETF	January 21, 2014	2-for-1 Share split	January 24, 2014
ProShares Ultra VIX Short-Term Futures ETF	March 8, 2012	1-for-6 reverse Share split	March 8, 2012

ProShares Ultra VIX Short-Term Futures ETF	September 7, 2012	1-for-10 reverse Share split	September 7, 2012
ProShares Ultra VIX Short-Term Futures ETF	June 10, 2013	1-for-10 reverse Share split	June 10, 2013
ProShares Ultra VIX Short-Term Futures ETF	January 21, 2014	1-for-4 reverse Share split	January 24, 2014
ProShares UltraShort Bloomberg Natural Gas	May 11, 2012	3-for-1 Share split	May 11, 2012
ProShares UltraShort Bloomberg Natural Gas	June 10, 2013	1-for-4 reverse Share split	June 10, 2013
ProShares UltraShort Gold	October 5, 2012	1-for-4 reverse Share split	October 5, 2012
ProShares UltraShort Silver	May 11, 2012	1-for-5 reverse Share split	May 11, 2012
ProShares Ultra Bloomberg Natural Gas	May 11, 2012	1-for-5 reverse Share split	May 11, 2012
ProShares Ultra Silver	January 21, 2014	1-for-4 reverse Share split	January 24, 2014

The reverse splits were applied retroactively for all periods presented, reducing the number of Shares outstanding for each of ProShares VIX Short-Term Futures ETF, ProShares VIX Mid-Term Futures ETF, ProShares Ultra VIX Short-Term Futures ETF, UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares Ultra Bloomberg Natural Gas and ProShares Ultra Silver, and resulted in a proportionate increase in the price per Share and per Share information of each such Fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse split.

The splits were applied retroactively for all periods presented, increasing the number of Shares outstanding for ProShares Short VIX Short-Term Futures ETF and ProShares UltraShort Bloomberg Natural Gas, and resulted in a proportionate decrease in the price per Share and per Share information of each such Fund. Therefore, the splits did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated December 31, 2014 and 2013, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The times of the calculation of the Funds’ final net asset value for creation and redemption of fund shares for the year ended December 31, 2014 were as follows. All times are Eastern Standard Time:

	NAV Calculation Time		NAV Calculation Date
UltraShort Silver, Ultra Silver	7:00 a.m.		December 31
UltraShort Gold, Ultra Gold	10:00 a.m.		December 31
UltraShort Bloomberg Crude Oil, Ultra Bloomberg Crude Oil	2:30 p.m.		December 31
UltraShort Bloomberg Natural Gas, Ultra Bloomberg Natural Gas	2:30 p.m.		December 31
UltraShort Bloomberg Commodity, Ultra Bloomberg Commodity	2:30 p.m.	*	December 31
Managed Futures Strategy	3:00 p.m.		December 31
UltraShort Australian Dollar, Ultra Australian Dollar	4:00 p.m.		December 31
Short Euro, UltraShort Euro, Ultra Euro	4:00 p.m.		December 31
UltraShort Yen, Ultra Yen	4:00 p.m.		December 31
VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF	4:15 p.m.		December 31
VIX Mid-Term Futures ETF	4:15 p.m.		December 31

*	On July 31, 2014, the NAV Calculation Time for the Bloomberg Commodity Index was changed from 3:00 p.m. to 2:30 p.m.

Although the Funds’ shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the year ended December 31, 2014.

Market value per share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the year ended December 31, 2014.

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

Fair value pricing may require subjective determinations about the value of an investment. While the Funds’ policies are intended to result in a calculation of its respective Fund’s NAV that fairly reflects investment values as of the time of pricing, such Fund cannot ensure that fair values determined by the Sponsor or persons acting at their direction would accurately reflect the price that a Fund could obtain for an investment if it were to dispose of that investment as of the time of pricing (for instance, in a forced or distressed sale). The prices used by such Fund may differ from the value that would be realized if the investments were sold and the differences could be material to the financial statements.

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

The following table summarizes the valuation of investments at December 31, 2014 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Managed Futures Strategy	$—	$104,327	$—	$—	$—	$104,327
VIX Short-Term Futures ETF	82,088,299	6,264,620	—	—	—	88,352,919
VIX Mid-Term Futures ETF	24,105,906	260,665	—	—	—	24,366,571
Short VIX Short-Term Futures ETF	446,975,220	(16,352,149)	—	—	—	430,623,071
Ultra VIX Short-Term Futures ETF	182,639,188	39,585,253	—	—	—	222,224,441
UltraShort Bloomberg Commodity	4,233,548	—	—	—	567,259	4,800,807
UltraShort Bloomberg Crude Oil	131,594,608	15,806,603	—	—	27,018,077	174,419,288
UltraShort Bloomberg Natural Gas	8,672,710	3,941,465	—	—	—	12,614,175
UltraShort Gold	84,040,107	(4,520)	(2,282,778)	—	—	81,752,809
UltraShort Silver	52,226,692	1,560	594,953	—	—	52,823,205
Short Euro	12,086,577	385,331	—	—	—	12,471,908
UltraShort Australian Dollar	20,267,679	743,481	—	—	—	21,011,160
UltraShort Euro	487,111,117	—	—	16,762,994	—	503,874,111
UltraShort Yen	532,957,746	—	—	(1,578,775)	—	531,378,971
Ultra Bloomberg Commodity	2,754,900	—	—	—	(331,338)	2,423,562
Ultra Bloomberg Crude Oil	467,200,736	(46,474,787)	—	—	(76,181,097)	344,544,852
Ultra Bloomberg Natural Gas	53,410,227	(34,889,283)	—	—	—	18,520,944
Ultra Gold	101,927,857	4,580	2,051,154	—	—	103,983,591
Ultra Silver	305,474,211	(1,560)	(12,395,120)	—	—	293,077,531
Ultra Australian Dollar	2,405,685	(96,825)	—	—	—	2,308,860
Ultra Euro	2,415,698	—	—	(103,371)	—	2,312,327
Ultra Yen	1,287,869	—	—	(15,245)	—	1,272,624

Total Trust	$3,005,876,580	$(30,721,239)	$(12,031,791)	$15,065,603	$(48,927,099)	$2,929,262,054

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At December 31, 2014, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The Funds’ policy is to recognize transfers between valuation levels at the end of the reporting period.

At December 31, 2014, there were no significant transfers in or out of Level I and Level II fair value measurements.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2013 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
VIX Short-Term Futures ETF	$207,636,383	$(16,652,686)	$—	$—	$—	$190,983,697
VIX Mid-Term Futures ETF	46,040,233	(4,896,689)	—	—	—	41,143,544
Short VIX Short-Term Futures ETF	105,559,022	8,116,955	—	—	—	113,675,977
Ultra VIX Short-Term Futures ETF	109,533,487	(24,009,911)	—	—	—	85,523,576
UltraShort Bloomberg Commodity	3,453,890	—	—	—	(27,665)	3,426,225
UltraShort Bloomberg Crude Oil	247,584,623	(1,232,773)	—	—	(2,332,900)	244,018,950
UltraShort Bloomberg Natural Gas	18,274,713	1,042,300	—	—	—	19,317,013
UltraShort Gold	148,988,329	14,520	5,633,053	—	—	154,635,902
UltraShort Silver	114,826,066	14,200	(2,227,857)	—	—	112,612,409
Short Euro	7,902,056	(33,231)	—	—	—	7,868,825
UltraShort Australian Dollar	24,198,507	917,605	—	—	—	25,116,112
UltraShort Euro	437,847,159	—	—	(13,748,507)	—	424,098,652
UltraShort Yen	558,597,264	—	—	29,386,684	—	587,983,948
Ultra Bloomberg Commodity	2,816,688	—	—	—	15,078	2,831,766
Ultra Bloomberg Crude Oil	137,435,610	626,661	—	—	1,957,893	140,020,164
Ultra Bloomberg Natural Gas	58,921,011	(3,656,539)	—	—	—	55,264,472
Ultra Gold	140,880,950	(14,560)	(6,812,974)	—	—	134,053,416
Ultra Silver	467,868,976	(14,200)	(2,492,880)	—	—	465,361,896
Ultra Australian Dollar	2,716,439	(118,220)	—	—	—	2,598,219
Ultra Euro	2,455,863	—	—	100,962	—	2,556,825
Ultra Yen	2,928,556	—	—	(159,309)	—	2,769,247

Total Trust	$2,846,465,825	$(39,896,568)	$(5,900,658)	$15,579,830	$(387,594)	$2,815,860,835

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At December 31, 2013, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

At December 31, 2013, there were no significant transfers in or out of Level I and Level II fair value measurements.

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

Brokerage Commissions and Fees

Each Fund pays its respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. The effects of trading spreads, financing costs/fees associated with Financial Instruments, and costs relating to the purchase of U.S. Treasury securities or similar high credit quality short-term fixed-income or similar securities would also be borne by the Funds. Brokerage commissions on futures contracts are recognized on a half-turn basis (e.g., the first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed). For the years ended December 2013 and 2012 and the period from January 1, 2014 through July 30, 2014, the Sponsor paid brokerage commissions on VIX futures contracts for the Matching VIX Funds. On July 31, 2014, the Sponsor began paying, and is currently paying, brokerage commissions on VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.

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

All open derivative positions at period end are reflected on each respective Fund’s Schedule of Investments. Certain Funds utilized a varying level of derivative instruments in conjunction with investment securities in seeking to meet their investment objective during the period. While the volume of open positions may vary on a daily basis as each Fund transacts derivatives contracts in order to achieve the appropriate exposure to meet its investment objective, the volume of these open positions relative to the net assets of each respective Fund at the date of this report is generally representative of open positions throughout the reporting period.

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at December 31, 2014 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2014, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of December 31, 2014, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of December 31, 2014

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Managed Futures Contracts	Receivables on open futures contracts	ProShares Managed Futures Strategy	$122,831	*	Payable on open futures contracts	ProShares Managed Futures Strategy	$18,504	*

VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Short-Term Futures ETF	6,264,620	*		ProShares VIX Mid-Term Futures ETF	222,845	*
		ProShares VIX Mid-Term Futures ETF	483,510	*		ProShares Short VIX Short-Term ETF	16,352,149	*
		ProShares Ultra VIX Short-Term Futures ETF	39,585,253	*

Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	567,259		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Gold	2,287,298	*
		ProShares UltraShort Bloomberg Crude Oil	42,824,680	*		ProShares UltraShort Silver	204,570
		ProShares UltraShort Bloomberg Natural Gas	3,941,465	*		ProShares Ultra Bloomberg Commodity	331,338
		ProShares UltraShort Silver	801,083	*		ProShares Ultra Bloomberg Crude Oil	122,655,884	*
		ProShares Ultra Gold	2,055,734	*		ProShares Ultra Bloomberg Natural Gas	34,889,283	*
						ProShares Ultra Silver	12,396,680	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	385,331	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Euro	2,256,771
		ProShares UltraShort Australian Dollar	743,481	*		ProShares UltraShort Yen	2,149,924
		ProShares UltraShort Euro	19,019,765			ProShares Ultra Australian Dollar	96,825	*
		ProShares UltraShort Yen	571,149			ProShares Ultra Euro	106,292
		ProShares Ultra Euro	2,921			ProShares Ultra Yen
		ProShares Ultra Yen	404				15,649

		Total Trust	$117,369,486	*		Total Trust	$193,984,012	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2013

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
VIX Futures Contracts	Receivables on open futures contracts	ProShares Short VIX Short-Term Futures ETF	$8,116,955	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	$16,652,686	*
						ProShares VIX Mid-Term Futures ETF	4,896,689	*
						ProShares Ultra VIX Short-Term Futures ETF	24,009,911	*

Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Natural Gas	1,042,300	*	Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	27,665
		ProShares UltraShort Gold	5,647,573	*		ProShares UltraShort Bloomberg Crude Oil	3,565,673	*
		ProShares UltraShort Silver	14,200	*
						ProShares UltraShort Silver	2,227,857
		ProShares Ultra Bloomberg Commodity	15,078			ProShares Ultra Bloomberg Natural Gas	3,656,539	*
		ProShares Ultra Bloomberg Crude Oil	2,584,554	*		ProShares Ultra Gold	6,827,534	*
						ProShares Ultra Silver	2,507,080	*

Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares UltraShort Australian Dollar	917,605	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares Short Euro	33,231	*
		ProShares UltraShort Euro	151,351			ProShares UltraShort Euro	13,899,858
		ProShares UltraShort Yen	31,317,568			ProShares UltraShort Yen	1,930,884
		ProShares Ultra Euro	120,908			ProShares Ultra Australian Dollar	118,220	*
		ProShares Ultra Yen	4,052			ProShares Ultra Euro	19,946
						ProShares Ultra Yen	163,361

		Total Trust	$49,932,144	*		Total Trust	$80,537,134	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2014

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Managed Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/ depreciation on futures contracts	ProShares Managed Futures Strategy	$109,006	$104,327

VIX Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(694,347)	22,917,306
		ProShares VIX Mid-Term Futures ETF	(14,378,810)	5,157,354
		ProShares Short VIX Short-Term Futures ETF	76,925,998	(24,469,104)
		ProShares Ultra VIX Short-Term Futures ETF	(139,412,525)	63,595,164

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	906,309	594,924
		ProShares UltraShort Bloomberg Crude Oil	99,327,097	46,390,353
		ProShares UltraShort Bloomberg Natural Gas	8,791,719	2,899,165
		ProShares UltraShort Gold	(5,316,482)	(7,934,871)
		ProShares UltraShort Silver	15,114,883	2,810,170
		ProShares Ultra Bloomberg Commodity	(1,065,622)	(346,416)
		ProShares Ultra Bloomberg Crude Oil	(243,325,957)	(125,240,438)
		ProShares Ultra Bloomberg Natural Gas	(6,464,796)	(31,232,744)
		ProShares Ultra Gold	(9,674,333)	8,883,268
		ProShares Ultra Silver	(155,551,420)	(9,889,600)

Foreign Exchange Contracts	Net realized gain (loss) on futures contracts and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures contracts and/or foreign currency forward contracts	ProShares Short Euro	1,593,048	418,562
		ProShares UltraShort Australian Dollar	2,296,216	(174,124)
		ProShares UltraShort Euro	83,678,955	30,511,501
		ProShares UltraShort Yen	127,846,225	(30,965,459)
		ProShares Ultra Australian Dollar	(417,873)	21,395
		ProShares Ultra Euro	(420,533)	(204,333)
		ProShares Ultra Yen	(540,398)	144,064

		Total Trust	$(160,673,640)	$(46,009,536)

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2013

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts and/or swap agreements /changes in unrealized appreciation/ depreciation on futures contracts and/or swap agreements	ProShares VIX Short-Term Futures ETF	$(144,618,136)	$(16,431,267)
		ProShares VIX Mid-Term Futures ETF	(28,219,863)	(3,426,279)
		ProShares Short VIX Short-Term Futures ETF	87,175,105	9,504,130
		ProShares Ultra VIX Short-Term Futures ETF	(405,816,676)	(26,368,324)

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	760,002	(176,167)
		ProShares UltraShort Bloomberg Crude Oil	(12,304,999)	6,071,108
		ProShares UltraShort Bloomberg Natural Gas	(2,585,514)	633,165
		ProShares UltraShort Gold	61,124,409	1,902,477
		ProShares UltraShort Silver	113,456,404	(21,561,362)
		ProShares Ultra Bloomberg Commodity	(1,254,251)	321,346
		ProShares Ultra Bloomberg Crude Oil	120,745,948	(52,709,476)
		ProShares Ultra Bloomberg Natural Gas	41,418,165	160,411
		ProShares Ultra Gold	(165,632,786)	8,839,764
		ProShares Ultra Silver	(701,532,729)	143,273,646

Foreign Exchange Contracts	Net realized gain (loss) on futures contracts and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures contracts and/or foreign currency forward contracts	ProShares Short Euro	(381,987)	21,825
		ProShares UltraShort Australian Dollar	2,720,079	832,015
		ProShares UltraShort Euro	(48,063,036)	(600,935)
		ProShares UltraShort Yen	164,019,598	(8,727,491)
		ProShares Ultra Australian Dollar	(928,022)	(19,190)
		ProShares Ultra Euro	210,150	13,803
		ProShares Ultra Yen	(1,879,169)	334,987

		Total Trust	$(921,587,308)	$41,888,186

The Effect of Derivative Instruments on the Statements of Operations

For the year ended December 31, 2012

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation depreciation on futures contracts, swap and/or forward agreements	ProShares VIX Short-Term Futures ETF	$(160,953,587)	$1,354,551
		ProShares VIX Mid-Term Futures ETF	(75,241,919)	4,642,340
		ProShares Short VIX Short-Term Futures ETF	13,203,419	(1,477,355)
		ProShares Ultra VIX Short-Term Futures ETF	(509,421,864)	3,121,203

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	761,879	(422,249)
		ProShares UltraShort Bloomberg Crude Oil	47,564,763	(12,529,061)
		ProShares UltraShort Bloomberg Natural Gas	1,212,600	(971,875)
		ProShares UltraShort Gold	(10,067,498)	(29,698,062)
		ProShares UltraShort Silver	(28,114,972)	(23,728,868)
		ProShares Ultra Bloomberg Commodity	(536,107)	400,909
		ProShares Ultra Bloomberg Crude Oil	(84,061,967)	66,666,756
		ProShares Ultra Bloomberg Natural Gas	(2,839,309)	(2,991,440)
		ProShares Ultra Gold	(33,592,896)	65,210,642
		ProShares Ultra Silver	(66,426,492)	33,606,897

Foreign Exchange Contracts	Net realized gain (loss) on futures contracts and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures contracts and/or foreign currency forward contracts	ProShares Short Euro	(164,400)	(55,056)
		ProShares UltraShort Australian Dollar	(288,740)	85,590
		ProShares UltraShort Euro	46,946,419	(80,578,526)
		ProShares UltraShort Yen	27,341,631	42,478,321
		ProShares Ultra Australian Dollar	265,990	(99,030)
		ProShares Ultra Euro	(398,504)	605,371
		ProShares Ultra Yen	(601,937)	(597,023)

		Total Trust	$(835,413,491)	$65,024,035

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

For financial reporting purposes, the Funds do not offset derivative assets and derivative liabilities that are subject to netting arrangements in the Statements of Financial Condition. The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2014 and December 31, 2013:

Fair Values of Derivative Instruments as of December 31, 2014
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares UltraShort Bloomberg Commodity
Swap agreements	567,259	—	567,259	—	—	—
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	27,018,077	—	27,018,077	—	—	—
ProShares UltraShort Gold
Forward agreements	—	—	—	2,282,778	—	2,282,778
ProShares UltraShort Silver
Forward agreements	799,523	—	799,523	204,570	—	204,570
ProShares UltraShort Euro
Foreign currency forward contracts	19,019,765	—	19,019,765	2,256,771	—	2,256,771
ProShares UltraShort Yen
Foreign currency forward contracts	571,149	—	571,149	2,149,924	—	2,149,924
ProShares Ultra Bloomberg Commodity
Swap agreements	—	—	—	331,338	—	331,338
ProShares Ultra Bloomberg Crude Oil
Swap agreements	—	—	—	76,181,097	—	76,181,097
ProShares Ultra Gold
Forward agreements	2,051,154	—	2,051,154	—	—	—
ProShares Ultra Silver
Forward agreements	—	—	—	12,395,120	—	12,395,120
ProShares Ultra Euro
Foreign currency forward contracts	2,921	—	2,921	106,292	—	106,292
ProShares Ultra Yen
Foreign currency forward contracts	404	—	404	15,649	—	15,649
Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2014. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort Bloomberg Commodity
Deutsche Bank AG	243,474	—	—	243,474
Goldman Sachs International	240,271	—	—	240,271
UBS AG	83,514	—	—	83,514
ProShares UltraShort Bloomberg Crude Oil
Deutsche Bank AG	7,669,493	—	(6,800,000)	869,493
Goldman Sachs International	8,362,336	(7,598,657)	—	763,679
Societe Generale S.A.	2,132,657	(2,132,657)	—	—
UBS AG	8,853,591	(8,281,350)	—	572,241
ProShares UltraShort Gold
Deutsche Bank AG	(1,422,997)	1,422,997	—	—
Goldman Sachs International	(354,660)	354,660	—	—
Societe Generale S.A.	(182,225)	182,225	—	—
UBS AG	(322,896)	322,896	—	—
ProShares UltraShort Silver
Deutsche Bank AG	462,619	—	(462,619)	—
Goldman Sachs International	138,563	(138,563)	—	—
Societe Generale S.A.	198,341	(198,341)	—	—
UBS AG	(204,570)	204,570	—	—
ProShares UltraShort Euro
Goldman Sachs International	8,193,303	(6,008,925)	—	2,184,378
UBS AG	8,569,691	(6,592,366)	(11,518)	1,965,807
ProShares UltraShort Yen
Goldman Sachs International	(1,466,239)	1,466,239	—	—
UBS AG	(112,536)	112,536	—	—
ProShares Ultra Bloomberg Commodity
Deutsche Bank AG	(143,751)	143,751	—	—
Goldman Sachs International	(138,532)	138,532	—	—
UBS AG	(49,055)	49,055	—	—
ProShares Ultra Bloomberg Crude Oil
Deutsche Bank AG	(24,223,667)	24,223,667	—	—
Goldman Sachs International	(24,285,701)	24,285,701	—	—
Societe Generale S.A.	(5,528,160)	5,528,160	—	—
UBS AG	(22,143,569)	22,143,569	—	—
ProShares Ultra Gold
Deutsche Bank AG	1,231,694	—	(1,231,694)	—
Goldman Sachs International	222,126	—	—	222,126
Societe Generale S.A.	190,591	(190,591)	—	—
UBS AG	406,743	(406,743)	—	—
ProShares Ultra Silver
Deutsche Bank AG	(6,220,069)	6,220,069	—	—
Goldman Sachs International	(2,124,796)	2,124,796	—	—
Societe Generale S.A.	(1,384,207)	1,384,207	—	—
UBS AG	(2,666,048)	2,666,048	—	—
ProShares Ultra Euro
Goldman Sachs International	(38,856)	38,856	—	—
UBS AG	(64,515)	64,515	—	—
ProShares Ultra Yen
Goldman Sachs International	(12,255)	12,255	—	—
UBS AG	(2,990)	2,990	—	—

Fair Values of Derivative Instruments as of December 31, 2013
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares UltraShort Bloomberg Commodity
Swap agreements	—	—	—	27,665	—	27,665
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	—	—	—	2,332,900	—	2,332,900
ProShares UltraShort Gold
Forward agreements	5,633,053	—	5,633,053	—	—	—
ProShares UltraShort Silver
Forward agreements	—	—	—	2,227,857	—	2,227,857
ProShares UltraShort Euro
Foreign currency forward contracts	151,351	—	151,351	13,899,858	—	13,899,858
ProShares UltraShort Yen
Foreign currency forward contracts	31,317,568	—	31,317,568	1,930,884	—	1,930,884
ProShares Ultra Bloomberg Commodity
Swap agreements	15,078	—	15,078	—	—	—
ProShares Ultra Bloomberg Crude Oil
Swap agreements	1,957,893	—	1,957,893	—	—	—
ProShares Ultra Gold
Forward agreements	—	—	—	6,812,974	—	6,812,974
ProShares Ultra Silver
Forward agreements	—	—	—	2,492,880	—	2,492,880
ProShares Ultra Euro
Foreign currency forward contracts	120,908	—	120,908	19,946	—	19,946
ProShares Ultra Yen
Foreign currency forward contracts	4,052	—	4,052	163,361	—	163,361

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at December 31, 2013. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the un-collateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statement of Financial Condition
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort Bloomberg Commodity
Deutsche Bank AG	(11,710)	11,710	—	—
Goldman Sachs International	(12,945)	12,945	—	—
UBS AG	(3,010)	3,010	—	—
ProShares UltraShort Bloomberg Crude Oil
Deutsche Bank AG	(570,114)	570,114	—	—
Goldman Sachs International	(632,990)	632,990	—	—
Societe Generale S.A.	(402,586)	402,586	—	—
UBS AG	(727,210)	727,210	—	—
ProShares UltraShort Gold
Deutsche Bank AG	2,258,281	—	(2,258,281)	—
Goldman Sachs International	1,411,290	(1,411,290)	—	—
Societe Generale S.A.	665,044	(665,044)	—	—
UBS AG	1,298,438	(1,298,438)	—	—
ProShares UltraShort Silver
Deutsche Bank AG	(445,752)	445,752	—	—
Goldman Sachs International	(1,257,636)	1,257,636	—	—
Societe Generale S.A.	(7,359)	7,359	—	—
UBS AG	(517,110)	517,110	—	—
ProShares UltraShort Euro
Goldman Sachs International	(6,756,698)	6,756,698	—	—
UBS AG	(6,991,809)	6,991,809	—	—
ProShares UltraShort Yen
Goldman Sachs International	14,831,469	(12,750,577)	—	2,080,892
UBS AG	14,555,215	(12,958,891)	—	1,596,324
ProShares Ultra Bloomberg Commodity
Deutsche Bank AG	6,454	—	—	6,454
Goldman Sachs International	4,974	—	—	4,974
UBS AG	3,650	—	—	3,650
ProShares Ultra Bloomberg Crude Oil
Deutsche Bank AG	622,117	—	(622,117)	—
Goldman Sachs International	576,723	(576,723)	—	—
Societe Generale S.A.	275,816	(275,816)	—	—
UBS AG	483,237	(483,237)	—	—
ProShares Ultra Gold
Deutsche Bank AG	(3,543,937)	3,543,937	—	—
Goldman Sachs International	(1,327,335)	1,327,335	—	—
Societe Generale S.A.	(785,038)	785,038	—	—
UBS AG	(1,156,664)	1,156,664	—	—
ProShares Ultra Silver
Deutsche Bank AG	(350,663)	350,663	—	—
Goldman Sachs International	(1,345,433)	1,345,433	—	—
Societe Generale S.A.	(28,581)	28,581	—	—
UBS AG	(768,203)	768,203	—	—
ProShares Ultra Euro
Goldman Sachs International	37,221	—	—	37,221
UBS AG	63,741	—	—	63,741
ProShares Ultra Yen
Goldman Sachs International	(75,847)	75,847	—	—
UBS AG	(83,462)	83,462	—	—

NOTE 4 – AGREEMENTS

Management Fee

Each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV of such Fund. The Managed Futures Fund will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.75% per annum of its average daily net assets. The Sponsor did not and will not charge its fee in the first year of operation of each Fund in an amount equal to the offering costs. The Sponsor reimbursed each Fund, to the extent that its offering costs exceed the Management Fee, for the first year of operations. The Management Fee is paid in consideration of the Sponsor’s services as commodity pool operator, and for managing the business and affairs of the Funds. From the Management Fee, the Sponsor pays all of the routine operational, administrative and other ordinary expenses of each Fund, generally as determined by the Sponsor, including but not limited to the Administrator, Custodian, Distributor, ProFunds Distributors, Inc. (“PDI”), an affiliated broker-dealer of the Sponsor, Transfer Agent, accounting and auditing fees and expenses, any index licensors for the Funds, and the normal and expected expenses incurred in connection with the continuous offering of Shares of each Fund after the commencement of its trading operations, including, but not limited to, expenses such as tax preparation expenses, legal fees not in excess of $100,000 per annum, ongoing SEC registration fees not exceeding 0.021% per annum of the NAV of a Fund and Financial Industry Regulatory Authority (“FINRA”) filing fees, individual Schedule K-1 preparation and mailing fees not exceeding 0.10% per annum of the net assets of a Fund, and report preparation and mailing expenses. Each Fund incurs and pays its non-recurring and unusual fees and expenses, if any, as determined by the Sponsor. Non-recurring and unusual fees and expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other material expenses which are not currently anticipated obligations of the Funds. Such fees and expenses are those that are non-recurring, unexpected or unusual in nature.

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

NOTE 5 – OFFERING COSTS

Offering costs will be amortized by the Funds over a twelve month period on a straight-line basis beginning once the fund commences operations. The Sponsor did not and will not charge its Management Fee in the first year of operations of the Ultra Australian Dollar Fund, UltraShort Australian Dollar Fund, Short Euro Fund and the Managed Futures Fund in an amount equal to the offering costs. The Sponsor reimbursed each Fund, with the exception of each Matching VIX Fund and the Managed Futures Fund, to the extent that its offering costs exceeded 0.95% of its average daily NAV for the first year of operations. The Sponsor reimbursed each Matching VIX Fund to the extent its offering costs exceeded 0.85% of its average daily NAV for the first year of operations. The Sponsor will reimburse the Managed Futures Fund to the extent its offering costs exceed 0.75% of its average daily NAV for the first year of operations. Normal and expected expenses incurred in connection with the continuous offering of Shares of the Managed Futures Fund after the commencement of its trading operations will be paid by the Sponsor.

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

Authorized Participants may pay a fixed transaction fee of up to $500 in connection with each order to create or redeem a Creation Unit in order to compensate BBH&Co., as the Administrator, the Custodian and the Transfer Agent of each Fund and its Shares, for services in processing the creation and redemption of Creation Units and to offset the costs of increasing or decreasing derivative positions. Authorized Participants also may pay a variable transaction fee to the Fund of up to 0.10% (and a variable transaction fee to the Matching VIX Funds of 0.05%) of the value of the Creation Unit that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of the transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors in the secondary market.

Transaction fees for the years ended December 31, 2014, 2013 and 2012, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Managed Futures Strategy*	$—	$—	$—
VIX Short-Term Futures ETF	72,020	—	—
VIX Mid-Term Futures ETF	8,927	—	—
Short VIX Short-Term Futures ETF	218,121	130,779	119,942
Ultra VIX Short-Term Futures ETF	734,298	814,195	639,726
UltraShort Bloomberg Commodity	—	—	1,344
UltraShort Bloomberg Crude Oil	257,458	298,261	120,983
UltraShort Bloomberg Natural Gas	26,053	7,434	6,200
UltraShort Gold	32,473	105,508	15,695
UltraShort Silver	48,832	128,850	148,662
Short Euro**	—	—	—
UltraShort Australian Dollar***	—	—	—
UltraShort Euro	—	—	—
UltraShort Yen	—	—	—
Ultra Bloomberg Commodity	249	487	603
Ultra Bloomberg Crude Oil	299,493	236,956	317,803
Ultra Bloomberg Natural Gas	30,073	42,172	19,179
Ultra Gold	12,088	23,035	26,057
Ultra Silver	65,208	107,285	164,212
Ultra Australian Dollar***	—	—	—
Ultra Euro	—	—	—
Ultra Yen	—	—	—

Total Trust	$1,805,293	$1,894,962	$1,580,406

*	Fund commenced investment operations on October 1, 2014.
**	Fund commenced investment operations on June 26, 2012.
***	Fund commenced investment operations on July 17, 2012.

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the year ended December 31, 2014:

For the Year Ended December 31, 2014

Per Share Operating Performance	Managed Futures Strategy+		VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF*	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil
Net asset value, beginning of period	$20.0000		$28.5387	$77.1837	$67.4993	$67.0841	$63.2936	$31.7301

Net investment income (loss)	(0.0417)		(0.2047)	(0.5666)	(1.0247)	(0.5811)	(0.5679)	(0.2773)
Net realized and unrealized gain (loss)#	1.1771		(7.4019)	(13.0151)	(5.0742)	(41.4112)	25.0238	46.5262
Change in net asset value from operations	1.1354		(7.6066)	(13.5817)	(6.0989)	(41.9923)	24.4559	46.2489
Net asset value, at December 31, 2014	$21.1354		$20.9321	$63.6020	$61.4004	$25.0918	$87.7495	$77.9790

Market value per share, at December 31, 2013†	$—		$28.53	$77.16	$67.47	$67.12	$58.41	$31.58
Market value per share, at December 31, 2014†	$21.28		$20.99	$63.89	$61.16	$25.15	$87.44	$76.52

Total Return, at net asset value	5.7	%^	(26.7)%	(17.6)%	(9.0)%	(62.6)%	38.6%	145.8%
Total Return, at market value	6.4	%^	(26.4)%	(17.2)%	(9.4)%	(62.5)%	49.7%	142.3%

Ratios to Average Net Assets

Expense ratio	(0.82	)%**	(0.92)%	(0.87)%	(1.49)%	(1.80)%	(0.95)%	(0.98)%
Expense ratio, excluding brokerage commissions	(0.75	)%**	(0.85)%	(0.85)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.82	)%**	(0.88)%	(0.84)%	(1.46)%	(1.78)%	(0.92)%	(0.94)%

*	See Note 1 of these Notes to Financial Statements.
+	From commencement of operations, October 1, 2014, through December 31, 2014.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2014. The return for a share outstanding for 2014 is calculated based on the initial offering price upon commencement of investment operations of $20.0000 for ProShares Managed Futures Strategy.
**	Percentages are annualized.

For the Year Ended December 31, 2014

Per Share Operating Performance	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2013	$69.9635	$103.5180	$89.7820	$35.5867	$46.6384	$17.0613	$70.8640

Net investment income (loss)	(0.4961)	(0.8233)	(0.7875)	(0.3428)	(0.4272)	(0.1642)	(0.6412)
Net realized and unrealized gain (loss)#	14.4903	(6.0431)	26.6198	4.8178	5.1678	4.6975	19.1108
Change in net asset value from operations	13.9942	(6.8664)	25.8323	4.4750	4.7406	4.5333	18.4696
Net asset value, at December 31, 2014	$83.9577	$96.6516	$115.6143	$40.0617	$51.3790	$21.5946	$89.3336

Market value per share, at December 31, 2013†	$69.36	$103.53	$90.19	$35.66	$46.66	$17.06	$70.91
Market value per share, at December 31, 2014†	$82.03	$100.22	$119.39	$40.03	$51.37	$21.61	$89.30

Total Return, at net asset value	20.0%	(6.6)%	28.8%	12.6%	10.2%	26.6%	26.1%
Total Return, at market value	18.3%	(3.2)%	32.4%	12.3%	10.1%	26.7%	25.9%

Ratios to Average Net Assets

Expense ratio	(1.18)%	(0.95)%	(0.95)%	(0.96)%	(1.01)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(1.14)%	(0.91)%	(0.90)%	(0.93)%	(0.97)%	(0.90)%	(0.90)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2014

Per Share Operating Performance	Ultra Bloomberg Commodity	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver	Ultra Australian Dollar	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2013	$19.4317	$32.0899	$38.8383	$41.2553	$63.3305	$31.6801	$26.0346	$18.6318

Net investment income (loss)	(0.1762)	(0.2186)	(0.3792)	(0.4078)	(0.5348)	(0.3111)	(0.2185)	(0.1673)
Net realized and unrealized gain (loss)#	(6.2218)	(21.7233)	(23.0468)	(0.8464)	(23.4300)	(3.9687)	(5.9417)	(4.3456)
Change in net asset value from operations	(6.3980)	(21.9419)	(23.4260)	(1.2542)	(23.9648)	(4.2798)	(6.1602)	(4.5129)
Net asset value, at December 31, 2014	$13.0337	$10.1480	$15.4123	$40.0011	$39.3657	$27.4003	$19.8744	$14.1189

Market value per share, at December 31, 2013†	$19.13	$32.22	$39.28	$41.26	$63.04	$31.61	$25.98	$18.61
Market value per share, at December 31, 2014†	$12.86	$10.37	$15.78	$38.41	$38.05	$27.43	$19.80	$14.12

Total Return, at net asset value	(32.9)%	(68.4)%	(60.3)%	(3.0)%	(37.8)%	(13.5)%	(23.7)%	(24.2)%
Total Return, at market value	(32.8)%	(67.8)%	(59.8)%	(6.9)%	(39.6)%	(13.2)%	(23.8)%	(24.1)%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(0.99)%	(1.13)%	(0.95)%	(0.95)%	(1.00)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(0.95)%	(1.10)%	(0.91)%	(0.91)%	(0.94)%	(0.91)%	(0.90)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

Selected data for a Share outstanding throughout the year ended December 31, 2013:

For the Year Ended December 31, 2013

Per Share Operating Performance	VIX Short- Term Futures ETF*	VIX Mid- Term Futures ETF*	Short VIX Short-Term Futures ETF*	Ultra VIX Short-Term Futures ETF*	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas*
Net asset value, at December 31, 2012	$83.9374	$138.8013	$33.0649	$805.2711	$54.1021	$40.3079	$102.1402

Net investment income (loss)	(0.3518)	(0.7892)	(0.7398)	(3.0009)	(0.5355)	(0.3033)	(0.9217)
Net realized and unrealized gain (loss)#	(55.0469)	(60.8284)	35.1742	(735.1861)	9.7270	(8.2745)	(31.2550)
Change in net asset value from operations	(55.3987)	(61.6176)	34.4344	(738.1870)	9.1915	(8.5778)	(32.1767)
Net asset value, at December 31, 2013	$28.5387	$77.1837	$67.4993	$67.0841	$63.2936	$31.7301	$69.9635

Market value per share, at December 31, 2012†	$85.05	$136.88	$32.73	$836.00	$51.64	$40.44	$101.64
Market value per share, at December 31, 2013†	$28.53	$77.16	$67.47	$67.12	$58.41	$31.58	$69.36

Total Return, at net asset value	(66.0)%	(44.4)%	104.1%	(91.7)%	17.0%	(21.3)%	(31.5)%
Total Return, at market value	(66.5)%	(43.6)%	106.2%	(92.0)%	13.1%	(21.9)%	(31.8)%

Ratios to Average Net Assets

Expense ratio	(0.85)%	(0.85)%	(1.53)%	(1.82)%	(0.95)%	(0.98)%	(1.20)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.81)%	(0.81)%	(1.49)%	(1.80)%	(0.90)%	(0.94)%	(1.15)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2013

Per Share Operating Performance	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen	Ultra Bloomberg Commodity
Net asset value, at December 31, 2012	$63.8688	$51.3951	$37.6285	$37.8081	$19.0172	$50.7577	$24.3875

Net investment income (loss)	(0.7561)	(0.6223)	(0.3430)	(0.4325)	(0.1677)	(0.5662)	(0.1945)
Net realized and unrealized gain (loss)#	40.4053	39.0092	(1.6988)	9.2628	(1.7882)	20.6725	(4.7613)
Change in net asset value from operations	39.6492	38.3869	(2.0418)	8.8303	(1.9559)	20.1063	(4.9558)
Net asset value, at December 31, 2013	$103.5180	$89.7820	$35.5867	$46.6384	$17.0613	$70.8640	$19.4317

Market value per share, at December 31, 2012†	$62.60	$50.07	$37.64	$37.74	$19.01	$50.77	$23.93
Market value per share, at December 31, 2013†	$103.53	$90.19	$35.66	$46.66	$17.06	$70.91	$19.13

Total Return, at net asset value	62.1%	74.7%	(5.4)%	23.4%	(10.3)%	39.6%	(20.3)%
Total Return, at market value	65.4%	80.1%	(5.3)%	23.6%	(10.3)%	39.7%	(20.1)%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(0.95)%	(0.96)%	(1.02)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.90)%	(0.89)%	(0.93)%	(0.99)%	(0.90)%	(0.91)%	(0.90)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2013

Per Share Operating Performance	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver*	Ultra Australian Dollar	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2012	$29.3941	$39.0490	$83.7634	$171.8906	$41.4986	$24.3499	$28.1840

Net investment income (loss)	(0.2849)	(0.4054)	(0.5404)	(0.8789)	(0.3490)	(0.2200)	(0.1996)
Net realized and unrealized gain (loss)#	2.9807	0.1947	(41.9677)	(107.6812)	(9.4695)	1.9047	(9.3526)
Change in net asset value from operations	2.6958	(0.2107)	(42.5081)	(108.5601)	(9.8185)	1.6847	(9.5522)
Net asset value, at December 31, 2013	$32.0899	$38.8383	$41.2553	$63.3305	$31.6801	$26.0346	$18.6318

Market value per share, at December 31, 2012†	$29.32	$39.24	$85.34	$176.40	$41.45	$24.32	$28.28
Market value per share, at December 31, 2013†	$32.22	$39.28	$41.26	$63.04	$31.61	$25.98	$18.61

Total Return, at net asset value	9.2%	(0.5)%	(50.7)%	(63.2)%	(23.7)%	6.9%	(33.9)%
Total Return, at market value	9.9%	0.1%	(51.7)%	(64.3)%	(23.7)%	6.8%	(34.2)%

Ratios to Average Net Assets

Expense ratio	(0.97)%	(1.15)%	(0.95)%	(0.95)%	(0.99)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(1.10)%	(0.89)%	(0.89)%	(0.95)%	(0.90)%	(0.90)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

Selected data for a Share outstanding throughout the year ended December 31, 2012:

For the Year Ended December 31, 2012

Per Share Operating Performance	VIX Short- Term Futures ETF*	VIX Mid- Term Futures ETF*	Short VIX Short-Term Futures ETF*	Ultra VIX Short- Term Futures ETF*	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas*
Net asset value, at December 31, 2011	$381.8690	$296.5588	$12.9332	$29,673.0120	$56.9207	$38.8151	$95.2206

Net investment income (loss)	(1.0285)	(1.6200)	(0.4190)	(38.4329)	(0.4894)	(0.3595)	(1.5571)
Net realized and unrealized gain (loss)#	(296.9031)	(156.1375)	20.5507	(28,829.3080)	(2.3292)	1.8523	8.4767
Change in net asset value from operations	(297.9316)	(157.7575)	20.1317	(28,867.7409)	(2.8186)	1.4928	6.9196
Net asset value, at December 31, 2012	$83.9374	$138.8013	$33.0649	$805.2711	$54.1021	$40.3079	$102.1402

Market value per share, at December 31, 2011†	$378.70	$296.52	$13.07	$29,184.00	$56.19	$38.69	$95.84
Market value per share, at December 31, 2012†	$85.05	$136.88	$32.73	$836.00	$51.64	$40.44	$101.64

Total Return, at net asset value	(78.0)%	(53.2)%	155.7%	(97.3)%	(5.0)%	3.8%	7.3%
Total Return, at market value	(77.5)%	(53.8)%	150.4%	(97.1)%	(8.1)%	4.5%	6.1%

Ratios to Average Net Assets

Expense ratio	(0.85)%	(0.85)%	(1.63)%	(1.77)%	(0.95)%	(0.98)%	(1.39)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.79)%	(0.80)%	(1.56)%	(1.73)%	(0.89)%	(0.91)%	(1.33)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Year Ended December 31, 2012

Per Share Operating Performance	UltraShort Gold*	UltraShort Silver*	Short Euro+		UltraShort Australian Dollar++		UltraShort Euro	UltraShort Yen	Ultra Bloomberg Commodity
Net asset value, at beginning of period	$82.7114	$76.6771	$40.0000		$40.0000		$20.3357	$40.9557	$25.8805

Net investment income (loss)	(0.5901)	(0.4806)	(0.1799)		(0.1633)		(0.1804)	(0.3847)	(0.2291)
Net realized and unrealized gain (loss)#	(18.2525)	(24.8014)	(2.1916)		(2.0286)		(1.1381)	10.1867	(1.2639)
Change in net asset value from operations	(18.8426)	(25.2820)	(2.3715)		(2.1919)		(1.3185)	9.8020	(1.4930)
Net asset value, at December 31, 2012	$63.8688	$51.3951	$37.6285		$37.8081		$19.0172	$50.7577	$24.3875

Market value per share, at December 31, 2011†	$79.24	$79.35	$40.00		$40.00		$20.35	$40.95	$25.64
Market value per share, at December 31, 2012†	$62.60	$50.07	$37.64		$37.74		$19.01	$50.77	$23.93

Total Return, at net asset value	(22.8)%	(33.0)%	(5.9	)% ^	(5.5	)% ^	(6.5)%	23.9%	(5.8)%
Total Return, at market value	(21.0)%	(36.9)%	(5.9	)% ^	(5.7	)% ^	(6.6)%	24.0%	(6.7)%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(0.95)%	(0.96	)%**	(1.00	)%**	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95	)%**	(0.95	)%**	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.89)%	(0.89	)%**	(0.92	)%**	(0.89)%	(0.88)%	(0.89)%

+	From commencement of operations, June 26, 2012, through December 31, 2012.
++	From commencement of operations, July 17, 2012, through December 31, 2012.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2012.
**	Percentages are annualized.

For the Year Ended December 31, 2012

Per Share Operating Performance	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas*	Ultra Gold	Ultra Silver*	Ultra Australian Dollar+		Ultra Euro	Ultra Yen+
Net asset value, at beginning of period	$40.8828	$101.9786	$75.9066	$172.7611	$40.0000		$23.8860	$36.4704

Net investment income (loss)	(0.2904)	(0.5205)	(0.7680)	(1.7289)	(0.1740)		(0.2106)	(0.2962)
Net realized and unrealized gain (loss)#	(11.1983)	(62.4091)	8.6248	0.8584	1.6726		0.6745	(7.9902)
Change in net asset value from operations	(11.4887)	(62.9296)	7.8568	(0.8705)	1.4986		0.4639	(8.2864)
Net asset value, at December 31, 2012	$29.3941	$39.0490	$83.7634	$171.8906	$41.4986		$24.3499	$28.1840

Market value per share, at December 31, 2011†	$40.94	$101.35	$79.01	$166.60	$40.00		$23.87	$36.50
Market value per share, at December 31, 2012†	$29.32	$39.24	$85.34	$176.40	$41.45		$24.32	$28.28

Total Return, at net asset value	(28.1)%	(61.7)%	10.4%	(0.5)%	3.7	% ^	1.9%	(22.7)%
Total Return, at market value	(28.4)%	(61.3)%	8.0%	5.9%	3.6	% ^	1.9%	(22.5)%

Ratios to Average Net Assets

Expense ratio	(0.97)%	(1.21)%	(0.95)%	(0.95)%	(1.00	)%**	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95	)%**	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(1.15)%	(0.88)%	(0.88)%	(0.92	)%**	(0.90)%	(0.88)%

*	See Note 1 of these Notes to Financial Statements.
+	From commencement of operations, July 17, 2012, through December 31, 2012.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
^	Percentages are not annualized for the period ended December 31, 2012.
**	Percentage are annualized.

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

“Contango” and “Backwardation” Risk

In Funds that hold futures contracts, as the futures contracts near expiration, they are generally replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2014 may specify a January 2015 expiration. As that contract nears expiration, it may be replaced by selling the January 2015 contract and purchasing the contract expiring in March 2015. This process is referred to as “rolling.” Rolling may have a positive or negative impact on performance. For example, historically, the prices of certain types of futures contracts have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2015 contract would take place at a price that is higher than the price at which the March 2015 contract is purchased, thereby creating a gain in connection with rolling. While certain types of futures contracts have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The presence of contango (where prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors) in certain futures contracts at the time of rolling would be expected to adversely affect an Ultra Fund, the Managed Futures Fund or a Matching VIX Fund that invests in such futures, and positively affect a Short Fund or an UltraShort Fund that invests in such futures. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Short Funds and UltraShort Funds, and positively affect the Ultra Funds, the Managed Futures Fund and Matching VIX Funds.

Since the introduction of VIX futures contracts, there have frequently been periods where VIX futures prices reflect higher expected volatility levels further out in time. This can result in a loss from “rolling” the VIX futures to maintain the constant weighted average maturity of the applicable VIX Futures Index. Losses from exchanging a lower priced VIX future for a higher priced longer-term future in the rolling process would adversely affect the value of each VIX Futures Index and, accordingly, decrease the return of the Ultra VIX Short-Term Futures ETF and the Matching VIX Funds.

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

Shareholder Concentration

As of December 31, 2014, ProShares Morningstar Alternatives Solution ETF, an ETF affiliated with the Funds, owned 78.2% of the outstanding shares of the Managed Futures Fund. Subscription and redemption activity by concentrated shareholders may have a significant effect on the operations of the Fund.

Other Matters

On September 9, 2014, NYSE Regulation, Inc. (“NYSE Regulation”) sent a letter informing the Sponsor that ProShares Ultra Australian Dollar failed to comply with continued NYSE Arca Equities, Inc. listing standards regarding its number of record or beneficial holders. The Sponsor sent a written plan (“Plan”) to the NYSE Regulation designed to increase and sustain a higher number of record or beneficial holders. Upon review and consideration of the Plan, the NYSE Regulation Staff has granted an extension allowing the continued listing of ProShares Ultra Australian Dollar through at least March 23, 2015. There is no guarantee that the Fund will be able to meet the continued listing standards and avoid a delisting action after that date. If the Fund is delisted, there will not be an active trading market for the Fund’s Shares. If investors need to sell their Fund Shares at a time when no active market for them exists, the price investors receive for the Fund’s Shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist. In addition, if the Fund is delisted, the Fund would likely be forced to liquidate.

NOTE 9 – SUBSEQUENT EVENTS

On February 19, 2015, the LBMA, the company that runs the London gold fix, announced that the London gold fix, which currently serves as the benchmark for ProShares Ultra Gold and ProShares UltraShort Gold, will be replaced on March 20, 2015. The LBMA has selected ICE Benchmark Administration to calculate the price, which will be renamed the LBMA Gold Price and be based on an electronic, physically settled auction-based methodology.

ProShares Ultra Gold and ProShares Ultra Short Gold are designed to correspond (before fees and expenses) to two times (2x) or two times the inverse (-2x), respectively, of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. Accordingly, through March 19, 2015, the price of gold will be the U.S. dollar price of gold bullion as measured by the London afternoon fixing price per troy ounce of unallocated gold bullion for delivery in London through a member of the LBMA, authorized to effect such delivery. On March 20, 2015, the price of gold will be the afternoon LBMA Gold Price. The London gold fix (and, as of March 20, 2015, the LBMA Gold Price) is determined each trading day at 3:00 p.m. London time, providing a reference gold price for that day’s trading.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By:	Todd Johnson
Principal Executive Officer
Date: March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd Johnson
By:	Todd Johnson
Principal Executive Officer
Date: March 2, 2015

/s/ Edward Karpowicz
By:	Edward Karpowicz
Principal Financial Officer
Date: March 2, 2015