Form 10-Q
period 2015-03-31
ProShares Trust II
filed 2015-05-11
CIK 1415311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2015.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

PROSHARES TRUST II

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

PROSHARES MANAGED FUTURES STRATEGY

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$8,302,902	$6,135,185
Segregated cash balances with brokers for futures contracts	269,253	195,142
Receivable on open futures contracts	37,013	17,445
Offering costs (Note 5)	33,164	49,384
Limitation by Sponsor	11,008	9,474

Total assets	8,653,340	6,406,630

Liabilities and shareholders’ equity
Liabilities
Payable for offering costs	65,785	65,785

Total liabilities	65,785	65,785

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	8,587,555	6,340,845

Total liabilities and shareholders’ equity	$8,653,340	$6,406,630

Shares outstanding	400,010	300,010

Net asset value per share	$21.47	$21.14

Market value per share (Note 2)	$21.50	$21.28

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Cocoa Futures - ICE, expires May 2015	16	$431,840	$(39,713)
Cotton No. 2 Futures - ICE, expires May 2015	8	252,400	(633)
Soybean Futures - CBT, expires May 2015	5	243,313	(3,244)
US 10 YR Note Futures - CBT, expires June 2015	10	1,289,063	(1,594)

			$(45,184)

Futures Contracts Sold††

Coffee ‘C’ Futures - ICE, expires May 2015	2	$99,675	$26,006
Copper Futures - COMEX, expires May 2015	4	274,000	(16,262)
Copper Mini Futures - COMEX, expires May 2015	1	34,250	775
Corn Futures - CBT, expires May 2015	10	188,125	8,675
Natural Gas Futures - NYMEX, expires May 2015	6	158,400	9,950
Natural Gas Mini Futures - NYMEX, expires May 2015	2	13,200	1,200
NY Harbor ULSD Futures-NYMEX, May 2015	2	143,472	14,330
RBOB Gasoline Futures - NYMEX, expires May 2015	2	148,680	7,543
Silver Mini Futures - ICE, expires May 2015	8	132,784	4,544
Sugar #11 Futures - CBT, expires May 2015	13	173,701	34,600
Wheat Futures - CBT, expires May 2015	9	230,288	6,700
WTI Crude Oil Futures - NYMEX, expires May 2015	2	95,200	11,260
Australian Dollar Fx Currency Futures - CME, expires June 2015	5	379,050	9,500
British Pound Fx Currency Futures - CME, expires June 2015	7	649,119	15,419
Canadian Dollar Fx Currency Futures - CME, expires June 2015	5	394,600	7,000
Gold Mini Futures - ICE, expires June 2015	6	228,239	694
Euro Fx Currency Mini Futures - CME, expires June 2015	8	537,700	15,619
Lean Hogs Futures - CME, expires June 2015	8	242,560	15,910
Live Cattle Futures - CME, expires June 2015	6	365,580	(15,290)
Japanese Yen Fx Currency Futures - CME, expires June 2015	4	417,300	850
Swiss Franc Fx Currency Futures - CME, expires June 2015	2	257,875	(200)
US Treasury Long Bond Futures - CBT, expires June 2015	6	983,250	(30,406)

			$128,417

††	Cash collateral in the amount of $269,253 was pledged to cover margin requirements for open futures contracts as of March 31, 2015.

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Three months ended March 31, 2015
Investment Income
Interest	$—
Expenses
Brokerage commissions	1,334
Offering costs	16,221
Limitation by Sponsor	(1,534)

Total expenses	16,021

Net investment income (loss)	(16,021)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	119,252
Net realized gain (loss)	119,252

Change in net unrealized appreciation/depreciation on
Futures contracts	(21,094)
Change in net unrealized appreciation/depreciation	(21,094)

Net realized and unrealized gain (loss)	98,158

Net income (loss)	$82,137

Net income (loss) per weighted-average share	$0.22

Weighted-average shares outstanding	370,010

*	Since the Fund commenced investment operations on October 1, 2014, the Statement of Operations for the three months ended March 31, 2014 has not been provided.

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$6,340,845

Addition of 200,000 shares	4,304,676
Redemption of 100,000 shares	(2,140,103)

Net addition (redemption) of 100,000 shares	2,164,573

Net investment income (loss)	(16,021)
Net realized gain (loss)	119,252
Change in net unrealized appreciation/depreciation	(21,094)

Net income (loss)	82,137

Shareholders’ equity, at March 31, 2015	$8,587,555

See accompanying notes to financial statements.

PROSHARES MANAGED FUTURES STRATEGY*

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Three months ended March 31, 2015
Cash flow from operating activities
Net income (loss)	$82,137
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(74,111)
Decrease (Increase) in receivable on futures contracts	(19,568)
Decrease (Increase) in Limitation by Sponsor	(1,534)
Change in offering cost	16,220

Net cash provided by (used in) operating activities	3,144

Cash flow from financing activities
Proceeds from addition of shares	4,304,676
Payment on shares redeemed	(2,140,103)

Net cash provided by (used in) financing activities	2,164,573

Net increase (decrease) in cash	2,167,717
Cash, beginning of period	6,135,185

Cash, end of period	$8,302,902

*	Since the Fund commenced investment operations on October 1, 2014, the Statement of Cash Flows for the three months ended March 31, 2014 has not been provided.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$2,165,472	$1,694,791
Segregated cash balances with brokers for futures contracts	11,020,165	18,439,750
Short-term U.S. government and agency obligations (Note 3) (cost $131,183,329 and $82,086,464, respectively)	131,184,020	82,088,299
Receivable on open futures contracts	5,219,208	9,317,236

Total assets	149,588,865	111,540,076

Liabilities and shareholders’ equity
Liabilities
Management fee payable	101,356	80,751

Total liabilities	101,356	80,751

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	149,487,509	111,459,325

Total liabilities and shareholders’ equity	$149,588,865	$111,540,076

Shares outstanding	8,749,812	5,324,812

Net asset value per share	$17.08	$20.93

Market value per share (Note 2)	$17.01	$20.99

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(88% of shareholders’ equity)
U.S. Treasury Bills:
0.036% due 04/16/15	$5,181,000	$5,180,968
0.026% due 04/30/15	3,973,000	3,972,856
0.061% due 05/14/15	4,724,000	4,723,859
0.017% due 05/21/15	9,229,000	9,228,680
0.049% due 05/28/15	18,620,000	18,619,116
0.046% due 06/04/15	105,000	104,996
0.013% due 06/11/15	3,645,000	3,644,856
0.016% due 06/18/15	7,018,000	7,017,772
0.021% due 06/25/15†	8,833,000	8,832,792
0.024% due 07/02/15	12,954,000	12,953,006
0.039% due 07/09/15	3,121,000	3,120,828
0.036% due 07/16/15	11,521,000	11,519,812
0.043% due 07/23/15	10,365,000	10,363,861
0.035% due 07/30/15	907,000	906,879
0.057% due 08/06/15†	7,920,000	7,918,463
0.050% due 08/13/15†	23,080,000	23,075,276

Total short-term U.S. government and agency obligations (cost $131,183,329)		$131,184,020

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2015	4,166	$67,801,650	$(5,816,262)
VIX Futures - CBOE, expires May 2015	4,594	81,888,050	710,151

			$(5,106,111)

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $11,020,165 was pledged to cover margin requirements for open futures contracts as of March 31, 2015.

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$9,907	$23,668

Expenses
Management fee	243,400	377,465
Brokerage commissions	40,979	—

Total expenses	284,379	377,465

Net investment income (loss)	(274,472)	(353,797)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(8,978,330)	15,779,707
Short-term U.S. government and agency obligations	2,154	6,606

Net realized gain (loss)	(8,976,176)	15,786,313

Change in net unrealized appreciation/depreciation on
Futures contracts	(11,370,731)	11,625,721
Short-term U.S. government and agency obligations	(1,144)	(4,584)

Change in net unrealized appreciation/depreciation	(11,371,875)	11,621,137

Net realized and unrealized gain (loss)	(20,348,051)	27,407,450

Net income (loss)	$(20,622,523)	$27,053,653

Net income (loss) per weighted-average share	$(3.51)	$4.41

Weighted-average shares outstanding	5,878,423	6,135,368

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$111,459,325

Addition of 4,575,000 shares	84,542,261
Redemption of 1,150,000 shares	(25,891,554)

Net addition (redemption) of 3,425,000 shares	58,650,707

Net investment income (loss)	(274,472)
Net realized gain (loss)	(8,976,176)
Change in net unrealized appreciation/depreciation	(11,371,875)

Net income (loss)	(20,622,523)

Shareholders’ equity, at March 31, 2015	$149,487,509

See accompanying notes to financial statements.

PROSHARES VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$(20,622,523)	$27,053,653
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	7,419,585	39,131,350
Net sale (purchase) of short-term U.S. government and agency obligations	(49,096,865)	113,480,989
Change in unrealized appreciation/depreciation on investments	1,144	4,584
Decrease (Increase) in receivable on futures contracts	4,098,028	3,179,017
Increase (Decrease) in management fee payable	20,605	(122,678)
Increase (Decrease) in payable on futures contracts	—	3,088,786

Net cash provided by (used in) operating activities	(58,180,026)	185,815,701

Cash flow from financing activities
Proceeds from addition of shares	84,542,261	42,065,649
Payment on shares redeemed	(25,891,554)	(230,347,582)

Net cash provided by (used in) financing activities	58,650,707	(188,281,933)

Net increase (decrease) in cash	470,681	(2,466,232)
Cash, beginning of period	1,694,791	4,333,752

Cash, end of period	$2,165,472	$1,867,520

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$1,303,894	$1,634,082
Segregated cash balances with brokers for futures contracts	2,134,050	1,906,950
Short-term U.S. government and agency obligations (Note 3) (cost $27,674,827 and $24,104,754, respectively)	27,675,412	24,105,906
Receivable on open futures contracts	321,319	1,783,328

Total assets	31,434,675	29,430,266

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	3,034,067	7,947,955
Management fee payable	21,578	22,736

Total liabilities	3,055,645	7,970,691

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	28,379,030	21,459,575

Total liabilities and shareholders’ equity	$31,434,675	$29,430,266

Shares outstanding	462,404	337,404

Net asset value per share	$61.37	$63.60

Market value per share (Note 2)	$61.09	$63.89

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(98% of shareholders’ equity)
U.S. Treasury Bills:
0.043% due 04/16/15	$5,374,000	$5,373,967
0.036% due 04/30/15	1,593,000	1,592,942
0.031% due 05/21/15	5,405,000	5,404,813
0.071% due 05/28/15	851,000	850,960
0.087% due 06/11/15	3,675,000	3,674,855
0.015% due 06/18/15	1,773,000	1,772,942
0.030% due 07/02/15	1,020,000	1,019,922
0.036% due 07/16/15	6,167,000	6,166,364
0.045% due 08/06/15†	1,819,000	1,818,647

Total short-term U.S. government and agency obligations (cost $27,674,827)		$27,675,412

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires July 2015	235	$4,388,625	$(167,050)
VIX Futures - CBOE, expires August 2015	497	9,380,875	(449,540)
VIX Futures - CBOE, expires September 2015	497	9,529,975	57,125
VIX Futures - CBOE, expires October 2015	261	5,082,975	59,075

			$(500,390)

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $2,134,050 was pledged to cover margin requirements for open futures contracts as of March 31, 2015.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$2,714	$5,328

Expenses
Management fee	58,236	115,336
Brokerage commissions	8,037	—

Total expenses	66,273	115,336

Net investment income (loss)	(63,559)	(110,008)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	126,671	(5,397,902)
Short-term U.S. government and agency obligations	1,238	483

Net realized gain (loss)	127,909	(5,397,419)

Change in net unrealized appreciation/depreciation on
Futures contracts	(761,055)	2,889,479
Short-term U.S. government and agency obligations	(567)	468

Change in net unrealized appreciation/depreciation	(761,622)	2,889,947

Net realized and unrealized gain (loss)	(633,713)	(2,507,472)

Net income (loss)	$(697,272)	$(2,617,480)

Net income (loss) per weighted-average share (Note 1)	$(1.59)	$(3.64)

Weighted-average shares outstanding (Note 1)	437,682	718,126

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$21,459,575

Addition of 200,000 shares	12,344,563
Redemption of 75,000 shares	(4,727,836)

Net addition (redemption) of 125,000 shares	7,616,727

Net investment income (loss)	(63,559)
Net realized gain (loss)	127,909
Change in net unrealized appreciation/depreciation	(761,622)

Net income (loss)	(697,272)

Shareholders’ equity, at March 31, 2015	$28,379,030

.

See accompanying notes to financial statements.

PROSHARES VIX MID-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$(697,272)	$(2,617,480)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(227,100)	(675,210)
Net sale (purchase) of short-term U.S. government and agency obligations	(3,570,073)	(2,655,070)
Change in unrealized appreciation/depreciation on investments	567	(468)
Decrease (Increase) in receivable on futures contracts	1,462,009	100,734
Increase (Decrease) in management fee payable	(1,158)	(3,141)
Increase (Decrease) in payable on futures contracts	—	1,009,664

Net cash provided by (used in) operating activities	(3,033,027)	(4,840,971)

Cash flow from financing activities
Proceeds from addition of shares	12,344,563	21,263,524
Payment on shares redeemed	(9,641,724)	(17,309,533)

Net cash provided by (used in) financing activities	2,702,839	3,953,991

Net increase (decrease) in cash	(330,188)	(886,980)
Cash, beginning of period	1,634,082	1,906,397

Cash, end of period	$1,303,894	$1,019,417

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$4,143,193	$9,122,219
Segregated cash balances with brokers for futures contracts	55,500,260	85,244,950
Short-term U.S. government and agency obligations (Note 3) (cost $222,916,842 and $446,972,637, respectively)	222,919,943	446,975,220

Total assets	282,563,396	541,342,389

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	3,358,781
Payable on open futures contracts	1,425,781	31,020,019
Management fee payable	286,643	407,465

Total liabilities	1,712,424	34,786,265

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	280,850,972	506,556,124

Total liabilities and shareholders’ equity	$282,563,396	$541,342,389

Shares outstanding	4,150,040	8,250,040

Net asset value per share	$67.67	$61.40

Market value per share (Note 2)	$68.04	$61.16

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(79% of shareholders’ equity)
U.S. Treasury Bills:
0.043% due 04/16/15	$6,920,000	$6,919,957
0.044% due 05/14/15	12,864,000	12,863,615
0.032% due 05/21/15	12,226,000	12,225,576
0.073% due 05/28/15	3,786,000	3,785,820
0.061% due 06/04/15	13,984,000	13,983,502
0.017% due 06/11/15	4,401,000	4,400,827
0.015% due 06/18/15	19,284,000	19,283,373
0.041% due 06/25/15†	25,966,000	25,965,387
0.022% due 07/02/15†	43,634,000	43,630,653
0.057% due 07/09/15†	16,047,000	16,046,118
0.028% due 07/16/15	21,796,000	21,793,753
0.047% due 07/23/15	4,213,000	4,212,537
0.030% due 07/30/15	20,999,000	20,996,201
0.061% due 08/06/15†	6,164,000	6,162,804
0.045% due 08/13/15†	10,652,000	10,649,820

Total short-term U.S. government and agency obligations (cost $222,916,842)		$222,919,943

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2015	7,729	$125,789,475	$8,591,734
VIX Futures - CBOE, expires May 2015	8,675	154,631,875	(1,599,750)

			$6,991,984

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $55,500,260 was pledged to cover margin requirements for open futures contracts as of March 31, 2015.

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$29,929	$24,205

Expenses
Management fee	1,039,580	503,918
Brokerage commissions	482,841	291,326

Total expenses	1,522,421	795,244

Net investment income (loss)	(1,492,492)	(771,039)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	23,811,285	2,731,436
Short-term U.S. government and agency obligations	23,269	2,814

Net realized gain (loss)	23,834,554	2,734,250

Change in net unrealized appreciation/depreciation on
Futures contracts	23,344,133	(33,756)
Short-term U.S. government and agency obligations	518	1,509

Change in net unrealized appreciation/depreciation	23,344,651	(32,247)

Net realized and unrealized gain (loss)	47,179,205	2,702,003

Net income (loss)	$45,686,713	$1,930,964

Net income (loss) per weighted-average share	$6.08	$0.55

Weighted-average shares outstanding	7,510,596	3,491,151

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$506,556,124
Addition of 2,150,000 shares	118,885,967
Redemption of 6,250,000 shares	(390,277,832)

Net addition (redemption) of (4,100,000) shares	(271,391,865)

Net investment income (loss)	(1,492,492)
Net realized gain (loss)	23,834,554
Change in net unrealized appreciation/depreciation	23,344,651

Net income (loss)	45,686,713

Shareholders’ equity, at March 31, 2015	$280,850,972

See accompanying notes to financial statements.

PROSHARES SHORT VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$45,686,713	$1,930,964
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	29,744,690	(11,354,850)
Net sale (purchase) of short-term U.S. government and agency obligations	224,055,795	(63,929,582)
Change in unrealized appreciation/depreciation on investments	(518)	(1,509)
Decrease (Increase) in receivable on futures contracts	—	(5,880,498)
Increase (Decrease) in management fee payable	(120,822)	64,588
Increase (Decrease) in payable on futures contracts	(29,594,238)	—

Net cash provided by (used in) operating activities	269,771,620	(79,170,887)

Cash flow from financing activities
Proceeds from addition of shares	118,885,967	162,438,045
Payment on shares redeemed	(393,636,613)	(80,333,451)

Net cash provided by (used in) financing activities	(274,750,646)	82,104,594

Net increase (decrease) in cash	(4,979,026)	2,933,707
Cash, beginning of period	9,122,219	2,153,370

Cash, end of period	$4,143,193	$5,087,077

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$5,478,753	$3,737,292
Segregated cash balances with brokers for futures contracts	73,653,370	116,907,700
Short-term U.S. government and agency obligations (Note 3) (cost $569,902,127 and $182,641,263, respectively)	569,900,064	182,639,188
Receivable from capital shares sold	7,900,647	12,549,248
Receivable on open futures contracts	37,350,672	42,531,441

Total assets	694,283,506	358,364,869

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	6,272,056
Management fee payable	563,422	302,860

Total liabilities	563,422	6,574,916

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	693,720,084	351,789,953

Total liabilities and shareholders’ equity	$694,283,506	$358,364,869

Shares outstanding	45,670,099	14,020,099

Net asset value per share	$15.19	$25.09

Market value per share (Note 2)	$15.05	$25.15

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(82% of shareholders’ equity)
U.S. Treasury Bills:
0.036% due 04/16/15	$212,000	$211,999
0.001% due 04/30/15	29,754,000	29,752,923
0.061% due 05/14/15	3,104,000	3,103,907
0.012% due 05/21/15	13,489,000	13,488,532
0.018% due 05/28/15	75,945,000	75,941,393
0.046% due 06/04/15	27,212,000	27,211,031
0.010% due 06/11/15	10,230,000	10,229,597
0.013% due 06/18/15	8,550,000	8,549,722
0.021% due 06/25/15	76,304,000	76,302,199
0.015% due 07/02/15†	8,100,000	8,099,379
0.040% due 07/09/15†	73,985,000	73,980,931
0.027% due 07/16/15†	46,270,000	46,265,229
0.037% due 07/23/15	15,294,000	15,292,319
0.031% due 07/30/15†	46,862,000	46,855,753
0.046% due 08/06/15†	66,459,000	66,446,107
0.048% due 08/13/15†	68,183,000	68,169,043

Total short-term U.S. government and agency obligations (cost $569,902,127)		$569,900,064

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
VIX Futures - CBOE, expires April 2015	38,547	$627,352,425	$(55,127,903)
VIX Futures - CBOE, expires May 2015	42,693	761,002,725	6,202,210

			$(48,925,693)

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $73,653,370 was pledged to cover margin requirements for open futures contracts as of March 31, 2015.

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$32,459	$21,276

Expenses
Management fee	1,178,762	586,132
Brokerage commissions	903,310	519,447

Total expenses	2,082,072	1,105,579

Net investment income (loss)	(2,049,613)	(1,084,303)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(135,093,226)	(3,546,304)
Short-term U.S. government and agency obligations	4,072	(914)

Net realized gain (loss)	(135,089,154)	(3,547,218)

Change in net unrealized appreciation/depreciation on
Futures contracts	(88,510,946)	(5,691,916)
Short-term U.S. government and agency obligations	12	2,542

Change in net unrealized appreciation/depreciation	(88,510,934)	(5,689,374)

Net realized and unrealized gain (loss)	(223,600,088)	(9,236,592)

Net income (loss)	$(225,649,701)	$(10,320,895)

Net income (loss) per weighted-average share	$(8.93)	$(2.53)

Weighted-average shares outstanding	25,266,210	3,714,601

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$351,789,953

Addition of 48,150,000 shares	966,149,726
Redemption of 16,500,000 shares	(398,569,894)

Net addition (redemption) of 31,650,000 shares	567,579,832

Net investment income (loss)	(2,049,613)
Net realized gain (loss)	(135,089,154)
Change in net unrealized appreciation/depreciation	(88,510,934)

Net income (loss)	(225,649,701)

Shareholders’ equity, at March 31, 2015	$693,720,084

See accompanying notes to financial statements.

PROSHARES ULTRA VIX SHORT-TERM FUTURES ETF

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$(225,649,701)	$(10,320,895)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	43,254,330	(26,944,250)
Net sale (purchase) of short-term U.S. government and agency obligations	(387,260,864)	(64,317,479)
Change in unrealized appreciation/depreciation on investments	(12)	(2,542)
Decrease (Increase) in receivable on futures contracts	5,180,769	—
Increase (Decrease) in management fee payable	260,562	44,327
Increase (Decrease) in payable on futures contracts	—	21,168,707

Net cash provided by (used in) operating activities	(564,214,916)	(80,372,132)

Cash flow from financing activities
Proceeds from addition of shares	970,798,327	302,055,786
Payment on shares redeemed	(404,841,950)	(220,376,697)

Net cash provided by (used in) financing activities	565,956,377	81,679,089

Net increase (decrease) in cash	1,741,461	1,306,957
Cash, beginning of period	3,737,292	2,240,977

Cash, end of period	$5,478,753	$3,547,934

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$555,463	$467,766
Short-term U.S. government and agency obligations (Note 3) (cost $4,990,615 and $4,233,396, respectively)	4,990,827	4,233,548
Unrealized appreciation on swap agreements	276,625	567,259

Total assets	5,822,915	5,268,573

Liabilities and shareholders’ equity
Liabilities
Management fee payable	4,552	3,867

Total liabilities	4,552	3,867

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,818,363	5,264,706

Total liabilities and shareholders’ equity	$5,822,915	$5,268,573

Shares outstanding	59,997	59,997

Net asset value per share	$96.98	$87.75

Market value per share (Note 2)	$98.25	$87.44

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills:
0.039% due 04/16/15†	$2,131,000	$2,130,987
0.087% due 06/11/15†	877,000	876,965
0.016% due 06/18/15	607,000	606,980
0.050% due 07/09/15†	828,000	827,955
0.038% due 07/23/15†	548,000	547,940

Total short-term U.S. government and agency obligations (cost $4,990,615)		$4,990,827

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.25%	04/07/15	$(4,602,773)	$118,941
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	04/07/15	(4,537,347)	113,070
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	04/07/15	(2,475,856)	44,614

				$276,625

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of March 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	Reflects the floating financing rate, as of March 31, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$528	$308

Expenses
Management fee	12,846	8,299

Total expenses	12,846	8,299

Net investment income (loss)	(12,318)	(7,991)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	856,549	(635,695)
Net realized gain (loss)	856,549	(635,695)

Change in net unrealized appreciation/depreciation on
Swap agreements	(290,634)	129,934
Short-term U.S. government and agency obligations	60	55

Change in net unrealized appreciation/depreciation	(290,574)	129,989

Net realized and unrealized gain (loss)	565,975	(505,706)

Net income (loss)	$553,657	$(513,697)

Net income (loss) per weighted-average share	$9.23	$(8.56)

Weighted-average shares outstanding	59,997	59,997

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$5,264,706

Net investment income (loss)	(12,318)
Net realized gain (loss)	856,549
Change in net unrealized appreciation/depreciation	(290,574)

Net income (loss)	553,657

Shareholders’ equity, at March 31, 2015	$5,818,363

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015, AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$553,657	$(513,697)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(757,219)	967,212
Change in unrealized appreciation/depreciation on investments	290,574	(129,989)
Increase (Decrease) in management fee payable	685	(394)

Net cash provided by (used in) operating activities	87,697	323,132

Cash flow from financing activities
Net increase (decrease) in cash	87,697	323,132
Cash, beginning of period	467,766	374,245

Cash, end of period	$555,463	$697,377

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$6,869,907	$994,268
Segregated cash balances with brokers for futures contracts	20,594,295	12,292,665
Short-term U.S. government and agency obligations (Note 3) (cost $319,738,023 and $131,592,367, respectively)	319,733,997	131,594,608
Unrealized appreciation on swap agreements	26,857,473	27,018,077
Receivable on open futures contracts	4,822,119	1,293,531

Total assets	378,877,791	173,193,149

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	8,302,977	3,854,654
Management fee payable	237,809	128,385

Total liabilities	8,540,786	3,983,039

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	370,337,005	169,210,110

Total liabilities and shareholders’ equity	$378,877,791	$173,193,149

Shares outstanding	4,269,944	2,169,944

Net asset value per share	$86.73	$77.98

Market value per share (Note 2)	$87.14	$76.52

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(86% of shareholders’ equity)
U.S. Treasury Bills:
0.041% due 04/16/15	$8,635,000	$8,634,946
0.026% due 04/30/15	29,818,000	29,816,921
0.064% due 05/14/15†	6,795,000	6,794,797
0.023% due 05/21/15†	7,636,000	7,635,735
0.020% due 05/28/15	40,758,000	40,756,064
0.069% due 06/04/15	6,555,000	6,554,767
0.013% due 06/11/15†	39,293,000	39,291,452
0.002% due 06/18/15†	31,032,000	31,030,991
0.015% due 06/25/15†	12,887,000	12,886,696
0.023% due 07/02/15†	54,556,000	54,551,815
0.029% due 07/16/15†	13,419,000	13,417,616
0.037% due 07/23/15†	16,787,000	16,785,155
0.035% due 07/30/15†	6,214,000	6,213,172
0.050% due 08/06/15†	14,741,000	14,738,140
0.044% due 08/13/15†	30,632,000	30,625,730

Total short-term U.S. government and agency obligations (cost $319,738,023)		$319,733,997

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires May 2015	6,624	$315,302,400	$17,406,261

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Subindex	0.25%	04/07/15	$(137,750,775)	$9,502,897
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Subindex	0.25	04/07/15	(126,651,917)	7,090,832
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Subindex	0.25	04/07/15	(35,138,342)	2,850,353
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Subindex	0.25	04/07/15	(125,826,188)	7,413,391

				$26,857,473

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $ 20,594,295 was pledged to cover margin requirements for open futures contracts as of March 31, 2015.
^	The positions and counterparties herein are as of March 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	Reflects the floating financing rate, as of March 31, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$20,512	$36,973

Expenses
Management fee	603,835	623,553
Brokerage commissions	44,285	12,693

Total expenses	648,120	636,246

Net investment income (loss)	(627,608)	(599,273)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	18,106,720	(2,911,251)
Swap agreements	26,543,152	(9,366,750)
Short-term U.S. government and agency obligations	7,884	5,289

Net realized gain (loss)	44,657,756	(12,272,712)

Change in net unrealized appreciation/depreciation on
Futures contracts	1,599,658	(5,031,541)
Swap agreements	(160,604)	1,639,969
Short-term U.S. government and agency obligations	(6,267)	(1,878)

Change in net unrealized appreciation/depreciation	1,432,787	(3,393,450)

Net realized and unrealized gain (loss)	46,090,543	(15,666,162)

Net income (loss)	$45,462,935	$(16,265,435)

Net income (loss) per weighted-average share	$14.65	$(1.87)

Weighted-average shares outstanding	3,103,833	8,687,722

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$169,210,110
Addition of 4,600,000 shares	372,664,934
Redemption of 2,500,000 shares	(217,000,974)

Net addition (redemption) of 2,100,000 shares	155,663,960

Net investment income (loss)	(627,608)
Net realized gain (loss)	44,657,756
Change in net unrealized appreciation/depreciation	1,432,787

Net income (loss)	45,462,935

Shareholders’ equity, at March 31, 2015	$370,337,005

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015, AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$45,462,935	$(16,265,435)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(8,301,630)	(1,750,925)
Net sale (purchase) of short-term U.S. government and agency obligations	(188,145,656)	(40,675,851)
Change in unrealized appreciation/depreciation on investments	166,871	(1,638,091)
Decrease (Increase) in receivable on futures contracts	(3,528,588)	1,158,118
Increase (Decrease) in management fee payable	109,424	58,766

Net cash provided by (used in) operating activities	(154,236,644)	(59,113,418)

Cash flow from financing activities
Proceeds from addition of shares	372,664,934	214,164,184
Payment on shares redeemed	(212,552,651)	(152,942,823)

Net cash provided by (used in) financing activities	160,112,283	61,221,361

Net increase (decrease) in cash	5,875,639	2,107,943
Cash, beginning of period	994,268	1,872,915

Cash, end of period	$6,869,907	$3,980,858

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$258,382	$696,743
Segregated cash balances with brokers for futures contracts	1,708,036	4,405,830
Short-term U.S. government and agency obligations (Note 3) (cost $8,979,490 and $8,672,527, respectively)	8,979,498	8,672,710
Receivable on open futures contracts	—	923,531

Total assets	10,945,916	14,698,814

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	5,985	—
Management fee payable	8,361	10,250

Total liabilities	14,346	10,250

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	10,931,570	14,688,564

Total liabilities and shareholders’ equity	$10,945,916	$14,698,814

Shares outstanding	124,952	174,952

Net asset value per share	$87.49	$83.96

Market value per share (Note 2)	$87.54	$82.03

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(82% of shareholders’ equity)
U.S. Treasury Bills:
0.042% due 04/16/15	$613,000	$612,996
0.056% due 04/30/15	790,000	789,971
0.061% due 05/14/15	2,097,000	2,096,937
0.044% due 05/21/15	469,000	468,984
0.022% due 06/04/15	659,000	658,977
0.016% due 06/18/15	1,095,000	1,094,964
0.015% due 06/25/15	225,000	224,995
0.015% due 07/02/15†	2,297,000	2,296,824
0.045% due 08/13/15†	735,000	734,850

Total short-term U.S. government and agency obligations (cost $8,979,490)		$8,979,498

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires May 2015	828	$21,859,200	$859,740

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $1,708,036 was pledged to cover margin requirements for open futures contracts as of March 31, 2015.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$985	$6,683

Expenses
Management fee	28,373	131,806
Brokerage commissions	14,199	30,462

Total expenses	42,572	162,268

Net investment income (loss)	(41,587)	(155,585)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	5,179,268	(9,215,034)
Short-term U.S. government and agency obligations	448	2,052

Net realized gain (loss)	5,179,716	(9,212,982)

Change in net unrealized appreciation/depreciation on
Futures contracts	(3,081,725)	3,437,020
Short-term U.S. government and agency obligations	(175)	2,243

Change in net unrealized appreciation/depreciation	(3,081,900)	3,439,263

Net realized and unrealized gain (loss)	2,097,816	(5,773,719)

Net income (loss)	$2,056,229	$(5,929,304)

Net income (loss) per weighted-average share	$13.56	$(4.67)

Weighted-average shares outstanding	151,618	1,270,507

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$14,688,564

Addition of 150,000 shares	10,858,377
Redemption of 200,000 shares	(16,671,600)

Net addition (redemption) of (50,000) shares	(5,813,223)

Net investment income (loss)	(41,587)
Net realized gain (loss)	5,179,716
Change in net unrealized appreciation/depreciation	(3,081,900)

Net income (loss)	2,056,229

Shareholders’ equity, at March 31, 2015	$10,931,570

See accompanying notes to financial statements.

PROSHARES ULTRASHORT BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$2,056,229	$(5,929,304)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	2,697,794	(8,719,700)
Net sale (purchase) of short-term U.S. government and agency obligations	(306,963)	(38,476,294)
Change in unrealized appreciation/depreciation on investments	175	(2,243)
Decrease (Increase) in receivable on futures contracts	923,531	(1,231,947)
Increase (Decrease) in management fee payable	(1,889)	54,169
Increase (Decrease) in payable on futures contracts	5,985	—

Net cash provided by (used in) operating activities	5,374,862	(54,305,319)

Cash flow from financing activities
Proceeds from addition of shares	10,858,377	89,514,809
Payment on shares redeemed	(16,671,600)	(32,775,728)

Net cash provided by (used in) financing activities	(5,813,223)	56,739,081

Net increase (decrease) in cash	(438,361)	2,433,762
Cash, beginning of period	696,743	564,647

Cash, end of period	$258,382	$2,998,409

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$164,117	$162,434
Segregated cash balances with brokers for futures contracts	8,800	8,800
Short-term U.S. government and agency obligations (Note 3) (cost $79,438,253 and $84,038,905, respectively)	79,438,219	84,040,107
Receivable on open futures contracts	392	3,260

Total assets	79,611,528	84,214,601

Liabilities and shareholders’ equity
Liabilities
Management fee payable	68,833	70,061
Unrealized depreciation on forward agreements	1,582,081	2,282,778

Total liabilities	1,650,914	2,352,839

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	77,960,614	81,861,762

Total liabilities and shareholders’ equity	$79,611,528	$84,214,601

Shares outstanding	796,978	846,978

Net asset value per share	$97.82	$96.65

Market value per share (Note 2)	$98.18	$100.22

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(102% of shareholders’ equity)
U.S. Treasury Bills:
0.041% due 04/16/15	$2,572,000	$2,571,984
0.042% due 04/30/15†	6,386,000	6,385,769
0.056% due 05/14/15†	25,151,000	25,150,248
0.061% due 05/21/15†	2,641,000	2,640,908
0.005% due 06/11/15	530,000	529,979
0.060% due 06/18/15	996,000	995,968
0.030% due 07/02/15†	9,863,000	9,862,244
0.024% due 07/16/15	1,661,000	1,660,829
0.038% due 07/23/15†	2,562,000	2,561,718
0.035% due 07/30/15	1,191,000	1,190,841
0.045% due 08/06/15	2,915,000	2,914,435
0.043% due 08/13/15†	22,978,000	22,973,296

Total short-term U.S. government and agency obligations (cost $79,438,253)		$79,438,219

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires June 2015	2	$236,640	$(6,040)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.14%	04/07/15	$(63,900)	$(75,851,856)	$(647,913)
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.28	04/07/15	(28,898)	(34,302,793)	(370,015)
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.40	04/07/15	(13,100)	(15,549,962)	(375,583)
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.29	04/07/15	(25,250)	(29,972,508)	(188,570)

					$(1,582,081)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $8,800 was pledged to cover margin requirements for open futures contracts as of March 31, 2015.
^	The positions and counterparties herein are as of March 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	Reflects the floating financing rate, as of March 31, 2015, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$8,196	$15,195

Expenses
Management fee	193,876	265,552
Brokerage commissions	16	16

Total expenses	193,892	265,568

Net investment income (loss)	(185,696)	(250,373)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,000	(18,560)
Forward agreements	1,916,530	(22,131,127)
Short-term U.S. government and agency obligations	(600)	1,495

Net realized gain (loss)	1,917,930	(22,148,192)

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,520)	2,340
Forward agreements	700,697	2,898,709
Short-term U.S. government and agency obligations	(1,236)	3,529

Change in net unrealized appreciation/depreciation	697,941	2,904,578

Net realized and unrealized gain (loss)	2,615,871	(19,243,614)

Net income (loss)	$2,430,175	$(19,493,987)

Net income (loss) per weighted-average share	$2.76	$(15.41)

Weighted-average shares outstanding	881,422	1,265,311

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$81,861,762
Addition of 100,000 shares	8,523,330
Redemption of 150,000 shares	(14,854,653)

Net addition (redemption) of (50,000) shares	(6,331,323)

Net investment income (loss)	(185,696)
Net realized gain (loss)	1,917,930
Change in net unrealized appreciation/depreciation	697,941

Net income (loss)	2,430,175

Shareholders’ equity, at March 31, 2015	$77,960,614

See accompanying notes to financial statements.

PROSHARES ULTRASHORT GOLD

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$2,430,175	$(19,493,987)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	4,600,652	43,151,202
Change in unrealized appreciation/depreciation on investments	(699,461)	(2,902,238)
Decrease (Increase) in receivable on futures contracts	2,868	(1,800)
Increase (Decrease) in management fee payable	(1,228)	(38,574)

Net cash provided by (used in) operating activities	6,333,006	20,714,603

Cash flow from financing activities
Proceeds from addition of shares	8,523,330	27,505,358
Payment on shares redeemed	(14,854,653)	(48,205,557)

Net cash provided by (used in) financing activities	(6,331,323)	(20,700,199)

Net increase (decrease) in cash	1,683	14,404
Cash, beginning of period	162,434	197,647

Cash, end of period	$164,117	$212,051

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$145,419	$207,506
Segregated cash balances with brokers for futures contracts	16,940	14,300
Short-term U.S. government and agency obligations (Note 3) (cost $50,000,423 and $52,225,712, respectively)	50,001,670	52,226,692
Unrealized appreciation on forward agreements	—	799,523
Receivable from capital shares sold	10,118,943	—
Receivable on open futures contracts	760	6,770

Total assets	60,283,732	53,254,791

Liabilities and shareholders’ equity
Liabilities
Management fee payable	43,050	42,354
Unrealized depreciation on forward agreements	3,736,183	204,570

Total liabilities	3,779,233	246,924

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	56,504,499	53,007,867

Total liabilities and shareholders’ equity	$60,283,732	$53,254,791

Shares outstanding	558,489	458,489

Net asset value per share	$101.17	$115.61

Market value per share (Note 2)	$100.85	$119.39

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(88% of shareholders’ equity)
U.S. Treasury Bills:
0.054% due 04/30/15†	$7,530,000	$7,529,727
0.056% due 05/14/15	1,504,000	1,503,955
0.061% due 05/21/15	2,355,000	2,354,918
0.067% due 06/04/15†	15,634,000	15,633,444
0.027% due 06/18/15†	5,981,000	5,980,806
0.030% due 07/02/15†	4,494,000	4,493,655
0.024% due 07/16/15†	3,518,000	3,517,637
0.037% due 07/23/15†	3,881,000	3,880,574
0.038% due 08/13/15†	5,108,000	5,106,954

Total short-term U.S. government and agency obligations (cost $50,000,423)		$50,001,670

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires May 2015	2	$165,980	$3,095

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	(0.27)%	04/07/15	$(3,059,000)	$(50,784,906)	$(1,877,505)
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	0.00	04/07/15	(1,595,500)	(26,487,374)	(860,699)
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	(0.01)	04/07/15	(547,000)	(9,081,075)	(296,399)
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	(0.05)	04/07/15	(1,595,000)	(26,479,552)	(701,580)

					$(3,736,183)

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $16,940 was pledged to cover margin requirements for open futures contracts as of March 31, 2015.
^	The positions and counterparties herein are as of March 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of March 31, 2015, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$6,143	$12,957

Expenses
Management fee	124,355	204,160
Brokerage commissions	8	8

Total expenses	124,363	204,168

Net investment income (loss)	(118,220)	(191,211)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(11,200)	5,350
Forward agreements	(1,350,505)	(12,619,755)
Short-term U.S. government and agency obligations	(158)	1,541

Net realized gain (loss)	(1,361,863)	(12,612,864)

Change in net unrealized appreciation/depreciation on
Futures contracts	1,535	(8,870)
Forward agreements	(4,331,136)	9,970,437
Short-term U.S. government and agency obligations	267	(518)

Change in net unrealized appreciation/depreciation	(4,329,334)	9,961,049

Net realized and unrealized gain (loss)	(5,691,197)	(2,651,815)

Net income (loss)	$(5,809,417)	$(2,843,026)

Net income (loss) per weighted-average share	$(11.33)	$(2.64)

Weighted-average shares outstanding	512,933	1,078,489

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$53,007,867

Addition of 250,000 shares	25,115,676
Redemption of 150,000 shares	(15,809,627)

Net addition (redemption) of 100,000 shares	9,306,049

Net investment income (loss)	(118,220)
Net realized gain (loss)	(1,361,863)
Change in net unrealized appreciation/depreciation	(4,329,334)

Net income (loss)	(5,809,417)

Shareholders’ equity, at March 31, 2015	$56,504,499

See accompanying notes to financial statements.

PROSHARES ULTRASHORT SILVER

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$(5,809,417)	$(2,843,026)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,640)	—
Net sale (purchase) of short-term U.S. government and agency obligations	2,225,289	47,636,698
Change in unrealized appreciation/depreciation on investments	4,330,869	(9,969,919)
Decrease (Increase) in receivable on futures contracts	6,010	2,450
Increase (Decrease) in management fee payable	696	(31,378)
Increase (Decrease) in payable on futures contracts	—	440

Net cash provided by (used in) operating activities	750,807	34,795,265

Cash flow from financing activities
Proceeds from addition of shares	14,996,733	41,391,244
Payment on shares redeemed	(15,809,627)	(76,378,197)

Net cash provided by (used in) financing activities	(812,894)	(34,986,953)

Net increase (decrease) in cash	(62,087)	(191,688)
Cash, beginning of period	207,506	461,167

Cash, end of period	$145,419	$269,479

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$1,534,250	$1,640,225
Segregated cash balances with brokers for futures contracts	511,500	242,880
Short-term U.S. government and agency obligations (Note 3) (cost $18,011,817 and $12,086,398, respectively)	18,012,179	12,086,577
Receivable on open futures contracts	141,325	63,250

Total assets	20,199,254	14,032,932

Liabilities and shareholders’ equity
Liabilities
Management fee payable	15,251	11,128

Total liabilities	15,251	11,128

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	20,184,003	14,021,804

Total liabilities and shareholders’ equity	$20,199,254	$14,032,932

Shares outstanding	450,005	350,005

Net asset value per share	$44.85	$40.06

Market value per share (Note 2)	$44.87	$40.03

See accompanying notes to financial statements.

PROSHARES SHORT EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(89% of shareholders’ equity)
U.S. Treasury Bills:
0.041% due 04/16/15	$2,278,000	$2,277,986
0.040% due 04/30/15	1,708,000	1,707,938
0.073% due 06/04/15	3,375,000	3,374,880
0.010% due 06/18/15	2,171,000	2,170,929
0.015% due 06/25/15	4,804,000	4,803,887
0.050% due 07/09/15	206,000	205,989
0.035% due 07/16/15	2,388,000	2,387,754
0.038% due 07/23/15	404,000	403,955
0.045% due 08/13/15	679,000	678,861

Total short-term U.S. government and agency obligations (cost $18,011,817)		$18,012,179

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Euro Fx Currency Futures - CME, expires June 2015	150	$20,163,750	$109,769

††	Cash collateral in the amount of $511,500 was pledged to cover margin requirements for open futures contracts as of March 31, 2015.

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$1,380	$1,046

Expenses
Management fee	38,859	17,406
Brokerage commissions	868	239

Total expenses	39,727	17,645

Net investment income (loss)	(38,347)	(16,599)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,057,094	(66,588)
Short-term U.S. government and agency obligations	—	258

Net realized gain (loss)	2,057,094	(66,330)

Change in net unrealized appreciation/depreciation on
Futures contracts	(275,562)	81,131
Short-term U.S. government and agency obligations	183	(190)

Change in net unrealized appreciation/depreciation	(275,379)	80,941

Net realized and unrealized gain (loss)	1,781,715	14,611

Net income (loss)	$1,743,368	$(1,988)

Net income (loss) per weighted-average share	$4.52	$(0.01)

Weighted-average shares outstanding	385,561	207,783

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$14,021,804

Addition of 100,000 shares	4,418,831

Net investment income (loss)	(38,347)
Net realized gain (loss)	2,057,094
Change in net unrealized appreciation/depreciation	(275,379)

Net income (loss)	1,743,368

Shareholders’ equity, at March 31, 2015	$20,184,003

See accompanying notes to financial statements.

PROSHARES SHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$1,743,368	$(1,988)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(268,620)	27,225
Net sale (purchase) of short-term U.S. government and agency obligations	(5,925,419)	1,674,609
Change in unrealized appreciation/depreciation on investments	(183)	190
Decrease (Increase) in receivable on futures contracts	(78,075)	9,100
Increase (Decrease) in management fee payable	4,123	(1,282)
Increase (Decrease) in payable on futures contracts	—	12,300

Net cash provided by (used in) operating activities	(4,524,806)	1,720,154

Cash flow from financing activities
Proceeds from addition of shares	4,418,831	—
Payment on shares redeemed	—	(1,792,584)

Net cash provided by (used in) financing activities	4,418,831	(1,792,584)

Net increase (decrease) in cash	(105,975)	(72,430)
Cash, beginning of period	1,640,225	863,980

Cash, end of period	$1,534,250	$791,550

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$2,623,624	$1,788,757
Segregated cash balances with brokers for futures contracts	382,125	1,020,217
Short-term U.S. government and agency obligations (Note 3) (cost $16,932,386 and $20,267,681, respectively)	16,932,493	20,267,679
Receivable on open futures contracts	182,288	62,534

Total assets	20,120,530	23,139,187

Liabilities and shareholders’ equity
Liabilities
Management fee payable	15,595	18,397

Total liabilities	15,595	18,397

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	20,104,935	23,120,790

Total liabilities and shareholders’ equity	$20,120,530	$23,139,187

Shares outstanding	350,005	450,005

Net asset value per share	$57.44	$51.38

Market value per share (Note 2)	$57.34	$51.37

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(84% of shareholders’ equity)
U.S. Treasury Bills:
0.043% due 04/16/15	$756,000	$755,995
0.056% due 04/30/15	236,000	235,992
0.012% due 05/21/15	3,305,000	3,304,885
0.022% due 05/28/15	409,000	408,981
0.015% due 06/25/15†	11,303,000	11,302,733
0.050% due 07/02/15†	604,000	603,954
0.038% due 07/23/15†	199,000	198,978
0.043% due 08/13/15	121,000	120,975

Total short-term U.S. government and agency obligations (cost $16,932,386)		$16,932,493

Futures Contracts Sold††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires June 2015	530	$40,179,300	$419,850

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $382,125 was pledged to cover margin requirements for open futures contracts as of March 31, 2015.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$1,107	$3,864

Expenses
Management fee	52,824	59,260
Brokerage commissions	3,997	3,782

Total expenses	56,821	63,042

Net investment income (loss)	(55,714)	(59,178)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	2,979,670	(78,609)
Short-term U.S. government and agency obligations	219	404

Net realized gain (loss)	2,979,889	(78,205)

Change in net unrealized appreciation/depreciation on
Futures contracts	(323,631)	(2,139,484)
Short-term U.S. government and agency obligations	109	(415)

Change in net unrealized appreciation/depreciation	(323,522)	(2,139,899)

Net realized and unrealized gain (loss)	2,656,367	(2,218,104)

Net income (loss)	$2,600,653	$(2,277,282)

Net income (loss) per weighted-average share	$6.28	$(4.13)

Weighted-average shares outstanding	413,894	551,672

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$23,120,790

Addition of 50,000 shares	2,764,167
Redemption of 150,000 shares	(8,380,675)

Net addition (redemption) of (100,000) shares	(5,616,508)

Net investment income (loss)	(55,714)
Net realized gain (loss)	2,979,889
Change in net unrealized appreciation/depreciation	(323,522)

Net income (loss)	2,600,653

Shareholders’ equity, at March 31, 2015	$20,104,935

See accompanying notes to financial statements.

PROSHARES ULTRASHORT AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$2,600,653	$(2,277,282)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	638,092	207,570
Net sale (purchase) of short-term U.S. government and agency obligations	3,335,295	4,970,625
Change in unrealized appreciation/depreciation on investments	(109)	415
Decrease (Increase) in receivable on futures contracts	(119,754)	—
Increase (Decrease) in management fee payable	(2,802)	(2,916)
Increase (Decrease) in payable on futures contracts	—	2,933

Net cash provided by (used in) operating activities	6,451,375	2,901,345

Cash flow from financing activities
Proceeds from addition of shares	2,764,167	—
Payment on shares redeemed	(8,380,675)	(4,540,263)

Net cash provided by (used in) financing activities	(5,616,508)	(4,540,263)

Net increase (decrease) in cash	834,867	(1,638,918)
Cash, beginning of period	1,788,757	2,751,320

Cash, end of period	$2,623,624	$1,112,402

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$275,163	$746,454
Short-term U.S. government and agency obligations (Note 3) (cost $549,433,835 and $487,097,789, respectively)	549,451,431	487,111,117
Unrealized appreciation on foreign currency forward contracts	25,478,862	19,019,765
Receivable from capital shares sold	47,160,400	12,956,604

Total assets	622,365,856	519,833,940

Liabilities and shareholders’ equity
Liabilities
Management fee payable	437,633	385,820
Unrealized depreciation on foreign currency forward contracts	2,088,667	2,256,771

Total liabilities	2,526,300	2,642,591

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	619,839,556	517,191,349

Total liabilities and shareholders’ equity	$622,365,856	$519,833,940

Shares outstanding	23,000,014	23,950,014

Net asset value per share	$26.95	$21.59

Market value per share (Note 2)	$26.95	$21.61

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(89% of shareholders’ equity)
U.S. Treasury Bills:
0.041% due 04/16/15†	$2,717,000	$2,716,983
0.048% due 04/30/15†	51,620,000	51,618,131
0.015% due 05/14/15	6,567,000	6,566,804
0.050% due 05/21/15	74,042,000	74,039,431
0.070% due 05/28/15	6,919,000	6,918,671
0.073% due 06/04/15†	130,454,000	130,449,356
0.090% due 06/11/15†	38,365,000	38,363,488
0.050% due 07/09/15†	25,516,000	25,514,597
0.025% due 07/16/15	84,059,000	84,050,333
0.041% due 07/23/15†	51,595,000	51,589,330
0.030% due 07/30/15	22,538,000	22,534,996
0.040% due 08/06/15†	55,100,000	55,089,311

Total short-term U.S. government and agency obligations (cost $549,433,835)		$549,451,431

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	04/10/15	81,791,800	$87,926,805	$(886,380)
Euro with UBS AG	04/10/15	110,930,600	119,251,236	(1,202,287)

				$(2,088,667)

Contracts to Sell
Euro with Goldman Sachs International	04/10/15	(617,582,525)	$(663,905,895)	$11,962,630
Euro with UBS AG	04/10/15	(728,286,800)	(782,913,830)	13,516,232

				$25,478,862

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$67,590	$69,357

Expenses
Management fee	1,257,145	970,756

Total expenses	1,257,145	970,756

Net investment income (loss)	(1,189,555)	(901,399)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	107,515,818	(12,182,041)
Short-term U.S. government and agency obligations	12,521	1,938

Net realized gain (loss)	107,528,339	(12,180,103)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	6,627,201	10,024,197
Short-term U.S. government and agency obligations	4,268	(10,487)

Change in net unrealized appreciation/depreciation	6,631,469	10,013,710

Net realized and unrealized gain (loss)	114,159,808	(2,166,393)

Net income (loss)	$112,970,253	$(3,067,792)

Net income (loss) per weighted-average share	$5.20	$(0.13)

Weighted-average shares outstanding	21,722,792	24,156,681

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$517,191,349

Addition of 5,500,000 shares	148,238,393
Redemption of 6,450,000 shares	(158,560,439)

Net addition (redemption) of (950,000) shares	(10,322,046)

Net investment income (loss)	(1,189,555)
Net realized gain (loss)	107,528,339
Change in net unrealized appreciation/depreciation	6,631,469

Net income (loss)	112,970,253

Shareholders’ equity, at March 31, 2015	$619,839,556

See accompanying notes to financial statements.

PROSHARES ULTRASHORT EURO

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$112,970,253	$(3,067,792)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(62,336,046)	23,525,818
Change in unrealized appreciation/depreciation on investments	(6,631,469)	(10,013,710)
Increase (Decrease) in management fee payable	51,813	(17,998)

Net cash provided by (used in) operating activities	44,054,551	10,426,318

Cash flow from financing activities
Proceeds from addition of shares	114,034,597	3,360,054
Payment on shares redeemed	(158,560,439)	(13,798,403)

Net cash provided by (used in) financing activities	(44,525,842)	(10,438,349)

Net increase (decrease) in cash	(471,291)	(12,031)
Cash, beginning of period	746,454	218,940

Cash, end of period	$275,163	$206,909

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$446,091	$532,706
Short-term U.S. government and agency obligations (Note 3) (cost $444,086,152 and $532,944,509, respectively)	444,090,783	532,957,746
Unrealized appreciation on foreign currency forward contracts	725,490	571,149

Total assets	445,262,364	534,061,601

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	4,448,693	—
Management fee payable	393,931	439,804
Unrealized depreciation on foreign currency forward contracts	57,733	2,149,924

Total liabilities	4,900,357	2,589,728

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	440,362,007	531,471,873

Total liabilities and shareholders’ equity	$445,262,364	$534,061,601

Shares outstanding	4,949,294	5,949,294

Net asset value per share	$88.97	$89.33

Market value per share (Note 2)	$88.91	$89.30

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(101% of shareholders’ equity)
U.S. Treasury Bills:
0.041% due 04/16/15	$81,110,000	$81,109,497
0.056% due 04/30/15†	17,961,000	17,960,350
0.063% due 05/14/15	1,002,000	1,001,970
0.070% due 05/21/15†	9,923,000	9,922,656
0.087% due 06/11/15†	31,920,000	31,918,742
0.026% due 06/25/15†	17,106,000	17,105,596
0.030% due 07/02/15†	5,564,000	5,563,573
0.040% due 07/23/15	62,192,000	62,185,165
0.034% due 07/30/15†	174,813,000	174,789,698
0.070% due 08/06/15	22,806,000	22,801,576
0.045% due 08/13/15†	19,736,000	19,731,960

Total short-term U.S. government and agency obligations (cost $444,086,152)		$444,090,783

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	04/10/15	20,565,620,300	$171,495,639	$35,707
Yen with UBS AG	04/10/15	5,923,386,600	49,394,813	(57,733)

				$(22,026)

Contracts to Sell
Yen with Goldman Sachs International	04/10/15	(68,851,569,600)	$(574,149,660)	$410,985
Yen with UBS AG	04/10/15	(63,324,691,700)	(528,061,312)	278,798

				$689,783

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$45,048	$78,224

Expenses
Management fee	1,161,592	1,028,533

Total expenses	1,161,592	1,028,533

Net investment income (loss)	(1,116,544)	(950,309)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(5,107,734)	(102,730)
Short-term U.S. government and agency obligations	2,443	8,346

Net realized gain (loss)	(5,105,291)	(94,384)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	2,246,532	(24,540,300)
Short-term U.S. government and agency obligations	(8,606)	(2,113)

Change in net unrealized appreciation/depreciation	2,237,926	(24,542,413)

Net realized and unrealized gain (loss)	(2,867,365)	(24,636,797)

Net income (loss)	$(3,983,909)	$(25,587,106)

Net income (loss) per weighted-average share	$(0.71)	$(3.93)

Weighted-average shares outstanding	5,629,294	6,513,738

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$531,471,873

Addition of 650,000 shares	58,116,062
Redemption of 1,650,000 shares	(145,242,019)

Net addition (redemption) of (1,000,000) shares	(87,125,957)

Net investment income (loss)	(1,116,544)
Net realized gain (loss)	(5,105,291)
Change in net unrealized appreciation/depreciation	2,237,926

Net income (loss)	(3,983,909)

Shareholders’ equity, at March 31, 2015	$440,362,007

See accompanying notes to financial statements.

PROSHARES ULTRASHORT YEN

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$(3,983,909)	$(25,587,106)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	88,858,357	157,858,611
Change in unrealized appreciation/depreciation on investments	(2,237,926)	24,542,413
Increase (Decrease) in management fee payable	(45,873)	(105,150)

Net cash provided by (used in) operating activities	82,590,649	156,708,768

Cash flow from financing activities
Proceeds from addition of shares	58,116,062	9,974,148
Payment on shares redeemed	(140,793,326)	(166,857,972)

Net cash provided by (used in) financing activities	(82,677,264)	(156,883,824)

Net increase (decrease) in cash	(86,615)	(175,056)
Cash, beginning of period	532,706	575,108

Cash, end of period	$446,091	$400,052

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$171,443	$185,684
Short-term U.S. government and agency obligations (Note 3) (cost $2,242,745 and $2,754,883, respectively)	2,242,809	2,754,900

Total assets	2,414,252	2,940,584

Liabilities and shareholders’ equity
Liabilities
Management fee payable	1,911	2,326
Unrealized depreciation on swap agreements	129,433	331,338

Total liabilities	131,344	333,664

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,282,908	2,606,920

Total liabilities and shareholders’ equity	$2,414,252	$2,940,584

Shares outstanding	200,014	200,014

Net asset value per share	$11.41	$13.03

Market value per share (Note 2)	$11.70	$12.86

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(98% of shareholders’ equity)
U.S. Treasury Bills:
0.047% due 04/30/15†	$483,000	$482,982
0.060% due 06/18/15†	903,000	902,971
0.036% due 07/16/15	308,000	307,968
0.043% due 08/13/15	549,000	548,888

Total short-term U.S. government and agency obligations (cost $2,242,745)		$2,242,809

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg Commodity Index	0.25%	04/07/15	$1,972,023	$(54,521)
Swap agreement with Goldman Sachs International based on Bloomberg Commodity Index	0.25	04/07/15	1,999,276	(55,872)
Swap agreement with UBS AG based on Bloomberg Commodity Index	0.60	04/07/15	603,138	(19,040)

				$(129,433)

†	All or partial amount pledged as collateral for swap agreements.
^	The positions and counterparties herein are as of March 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	Reflects the floating financing rate, as of March 31, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$254	$332

Expenses
Management fee	5,773	7,289

Total expenses	5,773	7,289

Net investment income (loss)	(5,519)	(6,957)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Swap agreements	(520,459)	537,342
Short-term U.S. government and agency obligations	14	—

Net realized gain (loss)	(520,445)	537,342

Change in net unrealized appreciation/depreciation on
Swap agreements	201,905	(129,206)
Short-term U.S. government and agency obligations	47	91

Change in net unrealized appreciation/depreciation	201,952	(129,115)

Net realized and unrealized gain (loss)	(318,493)	408,227

Net income (loss)	$(324,012)	$401,270

Net income (loss) per weighted-average share	$(1.62)	$2.67

Weighted-average shares outstanding	200,014	150,014

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$2,606,920

Net investment income (loss)	(5,519)
Net realized gain (loss)	(520,445)
Change in net unrealized appreciation/depreciation	201,952

Net income (loss)	(324,012)

Shareholders’ equity, at March 31, 2015	$2,282,908

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG COMMODITY

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$(324,012)	$401,270
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	512,138	405,883
Change in unrealized appreciation/depreciation on investments	(201,952)	129,115
Increase (Decrease) in management fee payable	(415)	309

Net cash provided by (used in) operating activities	(14,241)	936,577

Cash flow from financing activities
Net increase (decrease) in cash	(14,241)	936,577
Cash, beginning of period	185,684	85,642

Cash, end of period	$171,443	$1,022,219

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$5,024,406	$2,349,384
Segregated cash balances with brokers for futures contracts	13,420,311	34,605,120
Short-term U.S. government and agency obligations (Note 3) (cost $1,066,107,943 and $467,195,638, respectively)	1,066,114,169	467,200,736
Receivable from capital shares sold	18,414,719	28,726,173

Total assets	1,102,973,605	532,881,413

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	5,037,901	—
Payable on open futures contracts	14,040,754	5,817,266
Management fee payable	789,703	320,062
Unrealized depreciation on swap agreements	78,474,219	76,181,097

Total liabilities	98,342,577	82,318,425

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	1,004,631,028	450,562,988

Total liabilities and shareholders’ equity	$1,102,973,605	$532,881,413

Shares outstanding	147,199,170	44,399,170

Net asset value per share	$6.82	$10.15

Market value per share (Note 2)	$6.79	$10.37

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(106% of shareholders’ equity)
U.S. Treasury Bills:
0.038% due 04/16/15	$19,702,000	$19,701,878
0.035% due 04/30/15	49,089,000	49,087,223
0.061% due 05/14/15	15,454,000	15,453,538
0.027% due 05/21/15†	107,478,000	107,474,271
0.023% due 05/28/15†	10,311,000	10,310,510
0.027% due 06/04/15	154,348,000	154,342,505
0.007% due 06/11/15	32,535,000	32,533,718
0.028% due 06/18/15†	163,086,000	163,080,700
0.045% due 06/25/15†	63,939,000	63,937,491
0.027% due 07/02/15†	4,114,000	4,113,685
0.034% due 07/09/15†	49,453,000	49,450,280
0.036% due 07/16/15†	78,958,000	78,949,859
0.030% due 07/23/15†	94,595,000	94,584,604
0.029% due 07/30/15†	105,672,000	105,657,914
0.051% due 08/06/15†	96,953,000	96,934,191
0.048% due 08/13/15†	20,506,000	20,501,802

Total short-term U.S. government and agency obligations (cost $1,066,107,943)		$1,066,114,169

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Crude Oil - NYMEX, expires May 2015	13,821	$657,879,600	$(63,863,441)

Swap Agreements^

	Rate Paid (Received)*	Termination Date	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Swap agreement with Deutsche Bank AG based on Bloomberg WTI Crude Oil Sub-Index	0.25%	04/07/15	$406,797,888	$(24,270,565)
Swap agreement with Goldman Sachs International based on Bloomberg WTI Crude Oil Sub-Index	0.25	04/07/15	417,976,514	(24,277,344)
Swap agreement with Societe Generale S.A. based on Bloomberg WTI Crude Oil Sub-Index	0.25	04/07/15	123,097,457	(8,155,514)
Swap agreement with UBS AG based on Bloomberg WTI Crude Oil Sub-Index	0.25	04/07/15	403,481,056	(21,770,796)

				$(78,474,219)

†	All or partial amount pledged as collateral for swap agreements and/or futures contracts.
††	Cash collateral in the amount of $13,420,311 was pledged to cover margin requirements for open futures contracts as of March 31, 2015.
^	The positions and counterparties herein are as of March 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of March 31, 2015, on the notional amount of the swap agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For swap agreements, a positive amount represents “long” exposure to the benchmark index. A negative amount represents “short” exposure to the benchmark index.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$76,242	$21,701

Expenses
Management fee	1,843,701	345,942
Brokerage commissions	77,253	9,151

Total expenses	1,920,954	355,093

Net investment income (loss)	(1,844,712)	(333,392)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(60,398,614)	7,591,428
Swap agreements	(113,284,505)	13,602,240
Short-term U.S. government and agency obligations	44,196	6,387

Net realized gain (loss)	(173,638,923)	21,200,055

Change in net unrealized appreciation/depreciation on
Futures contracts	(17,388,654)	1,482,653
Swap agreements	(2,293,122)	(997,942)
Short-term U.S. government and agency obligations	1,128	(8,564)

Change in net unrealized appreciation/depreciation	(19,680,648)	476,147

Net realized and unrealized gain (loss)	(193,319,571)	21,676,202

Net income (loss)	$(195,164,283)	$21,342,810

Net income (loss) per weighted-average share	$(1.95)	$4.56

Weighted-average shares outstanding	100,201,948	4,680,281

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$450,562,988

Addition of 136,250,000 shares	1,023,327,847
Redemption of 33,450,000 shares	(274,095,524)

Net addition (redemption) of 102,800,000 shares	749,232,323

Net investment income (loss)	(1,844,712)
Net realized gain (loss)	(173,638,923)
Change in net unrealized appreciation/depreciation	(19,680,648)

Net income (loss)	(195,164,283)

Shareholders’ equity, at March 31, 2015	$1,004,631,028

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG CRUDE OIL

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$(195,164,283)	$21,342,810
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	21,184,809	896,115
Net sale (purchase) of short-term U.S. government and agency obligations	(598,912,305)	25,373,056
Change in unrealized appreciation/depreciation on investments	2,291,994	1,006,506
Decrease (Increase) in receivable on futures contracts	—	(121,862)
Increase (Decrease) in management fee payable	469,641	(46,160)
Increase (Decrease) in payable on futures contracts	8,223,488	(997,210)

Net cash provided by (used in) operating activities	(761,906,656)	47,453,255

Cash flow from financing activities
Proceeds from addition of shares	1,033,639,301	127,214,584
Payment on shares redeemed	(269,057,623)	(173,675,237)

Net cash provided by (used in) financing activities	764,581,678	(46,460,653)

Net increase (decrease) in cash	2,675,022	992,602
Cash, beginning of period	2,349,384	689,596

Cash, end of period	$5,024,406	$1,682,198

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$513,008	$1,653,582
Segregated cash balances with brokers for futures contracts	3,842,480	21,134,080
Short-term U.S. government and agency obligations (Note 3) (cost $57,169,151 and $53,408,848, respectively)	57,169,841	53,410,227
Receivable from capital shares sold	—	3,853,422

Total assets	61,525,329	80,051,311

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	164,188	9,552,314
Management fee payable	54,848	65,790

Total liabilities	219,036	9,618,104

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	61,306,293	70,433,207

Total liabilities and shareholders’ equity	$61,525,329	$80,051,311

Shares outstanding	5,369,941	4,569,941

Net asset value per share	$11.42	$15.41

Market value per share (Note 2)	$11.39	$15.78

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(93% of shareholders’ equity)
U.S. Treasury Bills:
0.040% due 04/30/15	$10,407,000	$10,406,623
0.063% due 05/14/15	2,130,000	2,129,936
0.052% due 05/28/15	5,377,000	5,376,745
0.046% due 06/04/15	910,000	909,968
0.026% due 06/18/15	11,308,000	11,307,632
0.026% due 06/25/15	2,447,000	2,446,942
0.047% due 07/02/15	1,672,000	1,671,872
0.042% due 07/09/15	5,146,000	5,145,717
0.028% due 07/16/15†	6,392,000	6,391,341
0.047% due 07/23/15†	3,623,000	3,622,602
0.045% due 08/06/15†	4,885,000	4,884,052
0.039% due 08/13/15†	2,877,000	2,876,411

Total short-term U.S. government and agency obligations (cost $57,169,151)		$57,169,841

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Natural Gas - NYMEX, expires May 2015	4,644	$122,601,600	$(7,437,631)

†	All or partial amount pledged as collateral for futures contracts.
††	Cash collateral in the amount of $3,842,480 was pledged to cover margin requirements for open futures contracts as of March 31, 2015.

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$5,642	$6,273

Expenses
Management fee	172,808	105,844
Brokerage commissions	39,718	17,991

Total expenses	212,526	123,835

Net investment income (loss)	(206,884)	(117,562)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(45,836,964)	16,803,375
Short-term U.S. government and agency obligations	4,455	2,707

Net realized gain (loss)	(45,832,509)	16,806,082

Change in net unrealized appreciation/depreciation on
Futures contracts	27,451,658	1,805,128
Short-term U.S. government and agency obligations	(689)	(2,402)

Change in net unrealized appreciation/depreciation	27,450,969	1,802,726

Net realized and unrealized gain (loss)	(18,381,540)	18,608,808

Net income (loss)	$(18,588,424)	$18,491,246

Net income (loss) per weighted-average share	$(3.48)	$18.61

Weighted-average shares outstanding	5,346,608	993,830

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$70,433,207

Addition of 2,050,000 shares	27,576,652
Redemption of 1,250,000 shares	(18,115,142)

Net addition (redemption) of 800,000 shares	9,461,510

Net investment income (loss)	(206,884)
Net realized gain (loss)	(45,832,509)
Change in net unrealized appreciation/depreciation	27,450,969

Net income (loss)	(18,588,424)

Shareholders’ equity, at March 31, 2015	$61,306,293

See accompanying notes to financial statements.

PROSHARES ULTRA BLOOMBERG NATURAL GAS

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$(18,588,424)	$18,491,246
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	17,291,600	3,397,900
Net sale (purchase) of short-term U.S. government and agency obligations	(3,760,303)	40,640,631
Change in unrealized appreciation/depreciation on investments	689	2,402
Increase (Decrease) in management fee payable	(10,942)	(58,040)
Increase (Decrease) in payable on futures contracts	(9,388,126)	(4,578,015)

Net cash provided by (used in) operating activities	(14,455,506)	57,896,124

Cash flow from financing activities
Proceeds from addition of shares	31,430,074	9,133,238
Payment on shares redeemed	(18,115,142)	(69,328,413)

Net cash provided by (used in) financing activities	13,314,932	(60,195,175)

Net increase (decrease) in cash	(1,140,574)	(2,299,051)
Cash, beginning of period	1,653,582	3,102,827

Cash, end of period	$513,008	$803,776

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$122,188	$104,145
Segregated cash balances with brokers for futures contracts	8,800	8,800
Short-term U.S. government and agency obligations (Note 3) (cost $94,231,992 and $101,925,636, respectively)	94,234,586	101,927,857
Unrealized appreciation on forward agreements	1,660,968	2,051,154

Total assets	96,026,542	104,091,956

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,999,718
Payable on open futures contracts	420	3,260
Management fee payable	76,662	85,633

Total liabilities	77,082	2,088,611

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	95,949,460	102,003,345

Total liabilities and shareholders’ equity	$96,026,542	$104,091,956

Shares outstanding	2,500,014	2,550,014

Net asset value per share	$38.38	$40.00

Market value per share (Note 2)	$38.14	$38.41

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(98% of shareholders’ equity)
U.S. Treasury Bills:
0.042% due 04/30/15†	$13,896,000	$13,895,497
0.058% due 05/14/15†	24,874,000	24,873,256
0.050% due 05/21/15	5,376,000	5,375,813
0.078% due 06/04/15†	11,782,000	11,781,581
0.058% due 06/18/15†	13,020,000	13,019,577
0.037% due 07/02/15†	8,124,000	8,123,377
0.038% due 08/13/15†	17,169,000	17,165,485

Total short-term U.S. government and agency obligations (cost $94,231,992)		$94,234,586

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Gold Futures - COMEX, expires June 2015	2	$236,640	$6,020

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.995 Fine Troy Ounce Gold	0.46%	04/07/15	$82,300	$97,693,392	$895,425
Forward agreements with Goldman Sachs International based on 0.995 Fine Troy Ounce Gold	0.57	04/07/15	33,320	39,551,840	346,843
Forward agreements with Societe Generale S.A. based on 0.995 Fine Troy Ounce Gold	0.60	04/07/15	15,900	18,873,618	90,113
Forward agreements with UBS AG based on 0.995 Fine Troy Ounce Gold	0.51	04/07/15	29,900	35,492,197	328,587

					$1,660,968

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $8,800 was pledged to cover margin requirements for open futures contracts as of March 31, 2015.
^	The positions and counterparties herein are as of March 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.
*	Reflects the floating financing rate, as of March 31, 2015, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.

**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$12,738	$13,828

Expenses
Management fee	240,465	331,351
Brokerage commissions	16	16

Total expenses	240,481	331,367

Net investment income (loss)	(227,743)	(317,539)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(2,040)	18,520
Forward agreements	(2,985,716)	23,415,100
Short-term U.S. government and agency obligations	1,908	(70)

Net realized gain (loss)	(2,985,848)	23,433,550

Change in net unrealized appreciation/depreciation on
Futures contracts	1,440	(2,300)
Forward agreements	(390,186)	(5,197,098)
Short-term U.S. government and agency obligations	373	9,365

Change in net unrealized appreciation/depreciation	(388,373)	(5,190,033)

Net realized and unrealized gain (loss)	(3,374,221)	18,243,517

Net income (loss)	$(3,601,964)	$17,925,978

Net income (loss) per weighted-average share	$(1.43)	$5.98

Weighted-average shares outstanding	2,523,347	2,996,125

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$102,003,345

Addition of 50,000 shares	2,093,762
Redemption of 100,000 shares	(4,545,683)

Net addition (redemption) of (50,000) shares	(2,451,921)

Net investment income (loss)	(227,743)
Net realized gain (loss)	(2,985,848)
Change in net unrealized appreciation/depreciation	(388,373)

Net income (loss)	(3,601,964)

Shareholders’ equity, at March 31, 2015	$95,949,460

See accompanying notes to financial statements.

PROSHARES ULTRA GOLD

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$(3,601,964)	$17,925,978
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	7,693,644	(7,448,937)
Change in unrealized appreciation/depreciation on investments	389,813	5,187,733
Increase (Decrease) in management fee payable	(8,971)	8,545
Increase (Decrease) in payable on futures contracts	(2,840)	1,900

Net cash provided by (used in) operating activities	4,469,682	15,675,219

Cash flow from financing activities
Proceeds from addition of shares	2,093,762	4,708,180
Payment on shares redeemed	(6,545,401)	(20,378,685)

Net cash provided by (used in) financing activities	(4,451,639)	(15,670,505)

Net increase (decrease) in cash	18,043	4,714
Cash, beginning of period	104,145	142,566

Cash, end of period	$122,188	$147,280

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$289,618	$305,004
Segregated cash balances with brokers for futures contracts	16,940	14,300
Short-term U.S. government and agency obligations (Note 3) (cost $294,492,151 and $305,465,636, respectively)	294,501,633	305,474,211
Unrealized appreciation on forward agreements	22,620,868	—

Total assets	317,429,059	305,793,515

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	—	1,967,832
Payable on open futures contracts	760	6,770
Management fee payable	245,442	254,050
Unrealized depreciation on forward agreements	—	12,395,120

Total liabilities	246,202	14,623,772

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	317,182,857	291,169,743

Total liabilities and shareholders’ equity	$317,429,059	$305,793,515

Shares outstanding	7,646,533	7,396,533

Net asset value per share	$41.48	$39.37

Market value per share (Note 2)	$41.69	$38.05

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(93% of shareholders’ equity)
U.S. Treasury Bills:
0.041% due 04/16/15†	$16,066,000	$16,065,900
0.047% due 04/30/15	6,604,000	6,603,761
0.064% due 05/14/15†	27,423,000	27,422,180
0.004% due 05/21/15	5,723,000	5,722,801
0.015% due 05/28/15	849,000	848,960
0.078% due 06/04/15†	4,277,000	4,276,848
0.090% due 06/11/15	43,631,000	43,629,281
0.045% due 06/18/15	5,482,000	5,481,822
0.038% due 07/02/15†	45,162,000	45,158,536
0.020% due 07/16/15	7,015,000	7,014,277
0.035% due 07/23/15	4,248,000	4,247,533
0.066% due 08/06/15†	88,463,000	88,445,838
0.039% due 08/13/15†	39,592,000	39,583,896

Total short-term U.S. government and agency obligations (cost $294,492,151)		$294,501,633

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Silver Futures - COMEX, expires May 2015	2	$165,980	$(3,320)

Forward Agreements^

	Rate Paid (Received)*	Settlement Date	Commitment to (Deliver)/Receive	Notional Amount at Value**	Unrealized Appreciation (Depreciation)
Forward agreements with Deutsche Bank AG based on 0.999 Fine Troy Ounce Silver	0.87%	04/07/15	$19,287,000	$320,198,917	$12,075,006
Forward agreements with Goldman Sachs International based on 0.999 Fine Troy Ounce Silver	0.85	04/07/15	7,302,800	121,235,974	4,343,236
Forward agreements with Societe Generale S.A. based on 0.999 Fine Troy Ounce Silver	1.01	04/07/15	4,255,000	70,639,808	2,548,949
Forward agreements with UBS AG based on 0.999 Fine Troy Ounce Silver	0.95	04/07/15	7,355,000	122,104,768	3,653,677

					$22,620,868

†	All or partial amount pledged as collateral for forward agreements and/or futures contracts.
††	Cash collateral in the amount of $16,940 was pledged to cover margin requirements for open futures contracts as of March 31, 2015.
^	The positions and counterparties herein are as of March 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at any time.
*	Reflects the floating financing rate, as of March 31, 2015, on the notional amount of the forward agreement paid to the counterparty or received from the counterparty, excluding any commissions.
**	For forward agreements, a positive amount represents “long” exposure to the underlying commodity. A negative amount represents “short” exposure to the underlying commodity.

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$38,246	$62,602

Expenses
Management fee	738,077	1,187,904
Brokerage commissions	8	8

Total expenses	738,085	1,187,912

Net investment income (loss)	(699,839)	(1,125,310)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	11,150	(5,350)
Forward agreements	(17,780,243)	73,960,922
Short-term U.S. government and agency obligations	4,743	3,069

Net realized gain (loss)	(17,764,350)	73,958,641

Change in net unrealized appreciation/depreciation on
Futures contracts	(1,760)	8,870
Forward agreements	35,015,988	(55,645,481)
Short-term U.S. government and agency obligations	907	(3,928)

Change in net unrealized appreciation/depreciation	35,015,135	(55,640,539)

Net realized and unrealized gain (loss)	17,250,785	18,318,102

Net income (loss)	$16,550,946	$17,192,792

Net income (loss) per weighted-average share	$2.22	$2.34

Weighted-average shares outstanding	7,458,200	7,332,328

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$291,169,743

Addition of 700,000 shares	28,733,984
Redemption of 450,000 shares	(19,271,816)

Net addition (redemption) of 250,000 shares	9,462,168

Net investment income (loss)	(699,839)
Net realized gain (loss)	(17,764,350)
Change in net unrealized appreciation/depreciation	35,015,135

Net income (loss)	16,550,946

Shareholders’ equity, at March 31, 2015	$317,182,857

See accompanying notes to financial statements.

PROSHARES ULTRA SILVER

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$16,550,946	$17,192,792
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(2,640)	—
Net sale (purchase) of short-term U.S. government and agency obligations	10,973,485	(62,836,134)
Change in unrealized appreciation/depreciation on investments	(35,016,895)	55,649,409
Increase (Decrease) in management fee payable	(8,608)	37,130
Increase (Decrease) in payable on futures contracts	(6,010)	(2,070)

Net cash provided by (used in) operating activities	(7,509,722)	10,041,127

Cash flow from financing activities
Proceeds from addition of shares	28,733,984	43,273,004
Payment on shares redeemed	(21,239,648)	(53,246,602)

Net cash provided by (used in) financing activities	7,494,336	(9,973,598)

Net increase (decrease) in cash	(15,386)	67,529
Cash, beginning of period	305,004	463,001

Cash, end of period	$289,618	$530,530

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$66,124	$222,968
Segregated cash balances with brokers for futures contracts	152,460	120,131
Short-term U.S. government and agency obligations (Note 3) (cost $2,201,929 and $2,405,682, respectively)	2,201,920	2,405,685

Total assets	2,420,504	2,748,784

Liabilities and shareholders’ equity
Liabilities
Payable on open futures contracts	21,232	6,369
Management fee payable	1,996	2,248

Total liabilities	23,228	8,617

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	2,397,276	2,740,167

Total liabilities and shareholders’ equity	$2,420,504	$2,748,784

Shares outstanding	100,005	100,005

Net asset value per share	$23.97	$27.40

Market value per share (Note 2)	$24.20	$27.43

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(92% of shareholders’ equity)
U.S. Treasury Bills:
0.040% due 04/30/15	$2,202,000	$2,201,920

Total short-term U.S. government and agency obligations (cost $2,201,929)		$2,201,920

Futures Contracts Purchased††

	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Australian Dollar Fx Currency Futures - CME, expires June 2015	63	$4,776,030	$(57,414)

††	Cash collateral in the amount of $152,460 was pledged to cover margin requirements for open futures contracts as of March 31, 2015.

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$226	$558

Expenses
Management fee	5,997	7,508
Brokerage commissions	371	380

Total expenses	6,368	7,888

Net investment income (loss)	(6,142)	(7,330)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(376,158)	(27,427)
Short-term U.S. government and agency obligations	10	—

Net realized gain (loss)	(376,148)	(27,427)

Change in net unrealized appreciation/depreciation on
Futures contracts	39,411	311,205
Short-term U.S. government and agency obligations	(12)	(77)

Change in net unrealized appreciation/depreciation	39,399	311,128

Net realized and unrealized gain (loss)	(336,749)	283,701

Net income (loss)	$(342,891)	$276,371

Net income (loss) per weighted-average share	$(3.43)	$2.76

Weighted-average shares outstanding	100,005	100,005

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$2,740,167

Net investment income (loss)	(6,142)
Net realized gain (loss)	(376,148)
Change in net unrealized appreciation/depreciation	39,399

Net income (loss)	(342,891)

Shareholders’ equity, at March 31, 2015	$2,397,276

See accompanying notes to financial statements.

PROSHARES ULTRA AUSTRALIAN DOLLAR

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$(342,891)	$276,371
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	(32,329)	(23,760)
Net sale (purchase) of short-term U.S. government and agency obligations	203,753	(59,530)
Change in unrealized appreciation/depreciation on investments	12	77
Decrease (Increase) in receivable on futures contracts	—	(2,853)
Increase (Decrease) in management fee payable	(252)	69
Increase (Decrease) in payable on futures contracts	14,863	—

Net cash provided by (used in) operating activities	(156,844)	190,374

Net increase (decrease) in cash	(156,844)	190,374
Cash, beginning of period	222,968	314,796

Cash, end of period	$66,124	$505,170

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$311,421	$671,117
Short-term U.S. government and agency obligations (Note 3) (cost $15,242,859 and $2,415,732, respectively)	15,242,869	2,415,698
Unrealized appreciation on foreign currency forward contracts	2,045	2,921

Total assets	15,556,335	3,089,736

Liabilities and shareholders’ equity
Liabilities
Management fee payable	9,764	2,003
Unrealized depreciation on foreign currency forward contracts	780,795	106,292

Total liabilities	790,559	108,295

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	14,765,776	2,981,441

Total liabilities and shareholders’ equity	$15,556,335	$3,089,736

Shares outstanding	950,014	150,014

Net asset value per share	$15.54	$19.87

Market value per share (Note 2)	$15.54	$19.80

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(103% of shareholders’ equity)
U.S. Treasury Bills:
0.036% due 04/16/15	$242,000	$241,999
0.034% due 04/30/15†	911,000	910,967
0.035% due 05/21/15	1,000,000	999,965
0.015% due 05/28/15	1,743,000	1,742,917
0.016% due 06/18/15	1,575,000	1,574,949
0.015% due 06/25/15	1,129,000	1,128,973
0.041% due 07/02/15†	1,136,000	1,135,913
0.036% due 07/16/15	1,656,000	1,655,829
0.034% due 07/23/15†	5,852,000	5,851,357

Total short-term U.S. government and agency obligations (cost $15,242,859)		$15,242,869

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Euro with Goldman Sachs International	04/10/15	15,842,925	$17,031,264	$(356,825)
Euro with UBS AG	04/10/15	14,064,800	15,119,767	(419,766)

				$(776,591)

Contracts to Sell
Euro with Goldman Sachs International	04/10/15	(1,344,700)	$(1,445,563)	$(4,204)
Euro with UBS AG	04/10/15	(1,092,000)	(1,173,908)	2,045

				$(2,159)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$534	$378

Expenses
Management fee	16,232	6,042

Total expenses	16,232	6,042

Net investment income (loss)	(15,698)	(5,664)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(1,065,216)	85,136
Short-term U.S. government and agency obligations	14	—

Net realized gain (loss)	(1,065,202)	85,136

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(675,379)	(79,978)
Short-term U.S. government and agency obligations	44	(39)

Change in net unrealized appreciation/depreciation	(675,335)	(80,017)

Net realized and unrealized gain (loss)	(1,740,537)	5,119

Net income (loss)	$(1,756,235)	$(545)

Net income (loss) per weighted-average share	$(4.19)	$(0.01)

Weighted-average shares outstanding	418,903	100,014

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$2,981,441

Addition of 800,000 shares	13,540,570

Net investment income (loss)	(15,698)
Net realized gain (loss)	(1,065,202)
Change in net unrealized appreciation/depreciation	(675,335)

Net income (loss)	(1,756,235)

Shareholders’ equity, at March 31, 2015	$14,765,776

See accompanying notes to financial statements.

PROSHARES ULTRA EURO

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$(1,756,235)	$(545)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(12,827,127)	148,087
Change in unrealized appreciation/depreciation on investments	675,335	80,017
Increase (Decrease) in management fee payable	7,761	(604)

Net cash provided by (used in) operating activities	(13,900,266)	226,955

Cash flow from financing activities
Proceeds from addition of shares	13,540,570	—

Net cash provided by (used in) financing activities	13,540,570	—

Net increase (decrease) in cash	(359,696)	226,955

Cash, beginning of period	671,117	49,723

Cash, end of period	$311,421	$276,678

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$435,727	$846,919
Short-term U.S. government and agency obligations (Note 3) (cost $5,210,360 and $1,287,844, respectively)	5,210,191	1,287,869
Unrealized appreciation on foreign currency forward contracts	—	404

Total assets	5,645,918	2,135,192

Liabilities and shareholders’ equity
Liabilities
Management fee payable	4,659	1,515
Unrealized depreciation on foreign currency forward contracts	41,178	15,649

Total liabilities	45,837	17,164

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	5,600,081	2,118,028

Total liabilities and shareholders’ equity	$5,645,918	$2,135,192

Shares outstanding	400,014	150,014

Net asset value per share	$14.00	$14.12

Market value per share (Note 2)	$13.99	$14.12

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(unaudited)

	Principal Amount	Value
Short-term U.S. government and agency obligations
(93% of shareholders’ equity)
U.S. Treasury Bills:
0.047% due 04/30/15†	$931,000	$930,966
0.010% due 06/18/15†	586,000	585,981
0.043% due 08/13/15†	3,694,000	3,693,244

Total short-term U.S. government and agency obligations (cost $5,210,360)		$5,210,191

Foreign Currency Forward Contracts^

	Settlement Date	Local Currency	Notional Amount at Value (USD)	Unrealized Appreciation (Depreciation)
Contracts to Purchase
Yen with Goldman Sachs International	04/10/15	898,339,400	$7,491,206	$(14,944)
Yen with UBS AG	04/10/15	645,732,000	5,384,726	(11,010)

				$(25,954)

Contracts to Sell
Yen with Goldman Sachs International	04/10/15	(17,456,500)	$(145,569)	$(661)
Yen with UBS AG	04/10/15	(185,698,000)	(1,548,526)	(14,563)

				$(15,224)

†	All or partial amount segregated as collateral for foreign currency forward contracts.
^	The positions and counterparties herein are as of March 31, 2015. The Funds continually evaluate different counterparties for their transactions and counterparties are subject to change. New counterparties can be added at anytime.

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$291	$435

Expenses
Management fee	9,381	6,855

Total expenses	9,381	6,855

Net investment income (loss)	(9,090)	(6,420)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Foreign currency forward contracts	(80,612)	(10,517)
Short-term U.S. government and agency obligations	(14)	76

Net realized gain (loss)	(80,626)	(10,441)

Change in net unrealized appreciation/depreciation on
Foreign currency forward contracts	(25,933)	118,080
Short-term U.S. government and agency obligations	(194)	(102)

Change in net unrealized appreciation/depreciation	(26,127)	117,978

Net realized and unrealized gain (loss)	(106,753)	107,537

Net income (loss)	$(115,843)	$101,117

Net income (loss) per weighted-average share	$(0.41)	$0.67

Weighted-average shares outstanding	283,347	150,014

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$2,118,028

Addition of 300,000 shares	4,285,016
Redemption of 50,000 shares	(687,120)

Net addition (redemption) of 250,000 shares	3,597,896

Net investment income (loss)	(9,090)
Net realized gain (loss)	(80,626)
Change in net unrealized appreciation/depreciation	(26,127)

Net income (loss)	(115,843)

Shareholders’ equity, at March 31, 2015	$5,600,081

See accompanying notes to financial statements.

PROSHARES ULTRA YEN

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$(115,843)	$101,117
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net sale (purchase) of short-term U.S. government and agency obligations	(3,922,516)	456,603
Change in unrealized appreciation/depreciation on investments	26,127	(117,978)
Increase (Decrease) in management fee payable	3,144	46

Net cash provided by (used in) operating activities	(4,009,088)	439,788

Cash flow from financing activities
Proceeds from addition of shares	4,285,016	—
Payment on shares redeemed	(687,120)	—

Net cash provided by (used in) financing activities	3,597,896	—

Net increase (decrease) in cash	(411,192)	439,788
Cash, beginning of period	846,919	28,116

Cash, end of period	$435,727	$467,904

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash	$41,200,565	$35,899,231
Segregated cash balances with brokers for futures contracts	183,239,785	296,561,615
Short-term U.S. government and agency obligations (Note 3) (cost $3,980,187,249 and $3,005,824,301, respectively)	3,980,228,554	3,005,876,580
Unrealized appreciation on swap agreements	27,134,098	27,585,336
Unrealized appreciation on forward agreements	24,281,836	2,850,677
Unrealized appreciation on foreign currency forward contracts	26,206,397	19,594,239
Receivable from capital shares sold	83,594,709	58,085,447
Receivable on open futures contracts	48,075,096	56,002,326
Offering costs (Note 5)	33,164	49,384
Limitation by Sponsor	11,008	9,474

Total assets	4,414,005,212	3,502,514,309

Liabilities and shareholders’ equity
Liabilities
Payable for capital shares redeemed	20,823,638	25,400,996
Payable on open futures contracts	15,659,120	46,405,998
Management fee payable	3,382,999	2,657,505
Payable for offering costs	65,785	65,785
Unrealized depreciation on swap agreements	78,603,652	76,512,435
Unrealized depreciation on forward agreements	5,318,264	14,882,468
Unrealized depreciation on foreign currency forward contracts	2,968,373	4,528,636

Total liabilities	126,821,831	170,453,823

Commitments and Contingencies (Note 2)
Shareholders’ equity
Shareholders’ equity	4,287,183,381	3,332,060,486

Total liabilities and shareholders’ equity	$4,414,005,212	$3,502,514,309

Shares outstanding	258,357,748	122,157,748

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment Income
Interest	$360,671	$405,191

Expenses
Management fee	9,026,117	6,890,911
Brokerage commissions	1,617,240	885,519
Offering costs	16,221	—
Limitation by Sponsor	(1,534)	—

Total expenses	10,658,044	7,776,430

Net investment income (loss)	(10,297,373)	(7,371,239)

Realized and unrealized gain (loss) on investment activity
Net realized gain (loss) on
Futures contracts	(198,303,422)	21,662,791
Swap agreements	(86,405,263)	4,137,137
Forward agreements	(20,199,934)	62,625,140
Foreign currency forward contracts	101,262,256	(12,210,152)
Short-term U.S. government and agency obligations	108,816	42,481

Net realized gain (loss)	(203,537,547)	76,257,397

Change in net unrealized appreciation/depreciation on
Futures contracts	(69,298,843)	8,735,680
Swap agreements	(2,542,455)	642,755
Forward agreements	30,995,363	(47,973,433)
Foreign currency forward contracts	8,172,421	(14,478,001)
Short-term U.S. government and agency obligations	(10,974)	(15,495)

Change in net unrealized appreciation/depreciation	(32,684,488)	(53,088,494)

Net realized and unrealized gain (loss)	(236,222,035)	23,168,903

Net income (loss)	$(246,519,408)	$15,797,664

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

Shareholders’ equity, at December 31, 2014	$3,332,060,486
Addition of 206,825,000 shares	2,916,484,794
Redemption of 70,625,000 shares	(1,714,842,491)

Net addition (redemption) of 136,200,000 shares	1,201,642,303

Net investment income (loss)	(10,297,373)
Net realized gain (loss)	(203,537,547)
Change in net unrealized appreciation/depreciation	(32,684,488)

Net income (loss)	(246,519,408)

Shareholders’ equity, at March 31, 2015	$4,287,183,381

See accompanying notes to financial statements.

PROSHARES TRUST II

COMBINED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flow from operating activities
Net income (loss)	$(246,519,408)	$15,797,664
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in segregated cash balances with brokers for futures contracts	113,321,830	(5,808,535)
Net sale (purchase) of short-term U.S. government and agency obligations	(974,362,948)	179,891,147
Change in unrealized appreciation/depreciation on investments	(36,614,355)	61,824,174
Decrease (Increase) in receivable on futures contracts	7,927,230	(2,789,541)
Decrease (Increase) in Limitation by Sponsor	(1,534)	—
Change in offering cost	16,220	—
Increase (Decrease) in management fee payable	725,494	(160,366)
Increase (Decrease) in payable on futures contracts	(30,746,878)	19,707,435

Net cash provided by (used in) operating activities	(1,166,254,349)	268,461,978

Cash flow from financing activities
Proceeds from addition of shares	2,890,975,532	1,098,061,807
Payment on shares redeemed	(1,719,419,849)	(1,362,287,727)

Net cash provided by (used in) financing activities	1,171,555,683	(264,225,920)

Net increase (decrease) in cash	5,301,334	4,236,058
Cash, beginning of period	35,899,231	23,390,732

Cash, end of period	$41,200,565	$27,626,790

See accompanying notes to financial statements.

PROSHARES TRUST II

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

NOTE 1 – ORGANIZATION

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2015, the following twenty-two series of the Trust have commenced investment operations: (i) ProShares Managed Futures Strategy (the “Managed Futures Fund”); (ii) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (iii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (v) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in these Notes to Financial Statements. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in these Notes to Financial Statements.

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

Share Splits and Reverse Share Splits

The table below includes Share splits and reverse Share splits for the Funds during the year ended December 31, 2014. There were no Share splits or reverse Share splits during the three months ended March 31, 2015. The ticker symbols for these Funds did not change and each Fund continues to trade on the NYSE Arca.

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

The reverse splits were applied retroactively for all periods presented, reducing the number of Shares outstanding for each of ProShares VIX Mid-Term Futures ETF, ProShares Ultra VIX Short-Term Futures ETF and ProShares Ultra Silver, and resulted in a proportionate increase in the price per Share and per Share information of each such Fund. Therefore, the reverse splits did not change the aggregate net asset value of a shareholder’s investment at the time of the reverse split.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Each Fund is an investment company, as defined by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 946 “Financial Services — Investment Companies.” As such, the Funds follow the investment company accounting and reporting guidance. The following is a summary of significant accounting policies followed by each Fund, as applicable, in preparation of its financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 2, 2015.

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

Statement of Cash Flows

The cash amount shown in the Statements of Cash Flows is the amount reported as cash in the Statement of Financial Condition dated March 31, 2015, and represents non-segregated cash with the custodian and does not include short-term investments.

Final Net Asset Value for Fiscal Period

The cut-off times and the times of the calculation of the Funds’ final net asset value for creation and redemption of fund Shares for the three months ended March 31, 2015 were as follows. All times are Eastern Standard Time:

	Create/Redeem	NAV Calculation	NAV
	Cut-off*	Time	Calculation Date
UltraShort Silver, Ultra Silver	6:30 a.m.	7:00 a.m.	March 31
UltraShort Gold, Ultra Gold	9:30 a.m.	10:00 a.m.	March 31
UltraShort Bloomberg Crude Oil, Ultra Bloomberg Crude Oil	2:00 p.m.	2:30 p.m.	March 31
UltraShort Bloomberg Natural Gas, Ultra Bloomberg Natural Gas	2:00 p.m.	2:30 p.m.	March 31

UltraShort Bloomberg Commodity, Ultra Bloomberg Commodity	10:45 a.m.	2:30 p.m.	March 31
Managed Futures Strategy	10:45 a.m.	3:00 p.m.	March 31
UltraShort Australian Dollar, Ultra Australian Dollar	3:00 p.m.	4:00 p.m.	March 31
Short Euro, UltraShort Euro, Ultra Euro	3:00 p.m.	4:00 p.m.	March 31
UltraShort Yen, Ultra Yen	3:00 p.m.	4:00 p.m.	March 31
VIX Short-Term Futures ETF, Ultra VIX Short-Term Futures ETF, Short VIX Short-Term Futures ETF	2:00 p.m.	4:15 p.m.	March 31
VIX Mid-Term Futures ETF	2:00 p.m.	4:15 p.m.	March 31

*	Although the Funds’ Shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, these times represent the final opportunity to transact in creation or redemption units for the three months ended March 31, 2015.

Market value per Share is determined at the close of the NYSE Arca and may be later than when the Funds’ NAV per Share is calculated.

For financial reporting purposes, the Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Funds’ final creation/redemption NAV for the three months ended March 31, 2015.

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

Derivatives (e.g., futures contracts, swap agreements, forward agreements and foreign currency forward contracts) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold, Silver, Australian Dollar and Short Euro Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. Futures contracts entered into by the Gold, Silver, Australian Dollar and Short Euro Funds are valued at the last sales price prior to the time at which the NAV per Share of a Fund is determined. For financial reporting purposes, all futures contracts are valued at the last settled price. Futures contracts valuations are typically categorized as Level I in the fair value hierarchy. Swap agreements, forward agreements and foreign currency forward contracts valuations are typically categorized as Level II in the fair value hierarchy. If there was no sale on that day, and for non-exchange-traded derivatives, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value prices would generally be determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. When market closing prices are not available, the Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with industry standards. Depending on the source and relevant significance of valuation inputs, these instruments may be classified as Level II or Level III in the fair value hierarchy.

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

The following table summarizes the valuation of investments at March 31, 2015 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Managed Futures Strategy	$—	$83,233	$—	$—	$—	$83,233
VIX Short-Term Futures ETF	131,184,020	(5,106,111)	—	—	—	126,077,909
VIX Mid-Term Futures ETF	27,675,412	(500,390)	—	—	—	27,175,022
Short VIX Short-Term Futures ETF	222,919,943	6,991,984	—	—	—	229,911,927
Ultra VIX Short-Term Futures ETF	569,900,064	(48,925,693)	—	—	—	520,974,371
UltraShort Bloomberg Commodity	4,990,827	—	—	—	276,625	5,267,452
UltraShort Bloomberg Crude Oil	319,733,997	17,406,261	—	—	26,857,473	363,997,731
UltraShort Bloomberg Natural Gas	8,979,498	859,740	—	—	—	9,839,238
UltraShort Gold	79,438,219	(6,040)	(1,582,081)	—	—	77,850,098
UltraShort Silver	50,001,670	3,095	(3,736,183)	—	—	46,268,582
Short Euro	18,012,179	109,769	—	—	—	18,121,948
UltraShort Australian Dollar	16,932,493	419,850	—	—	—	17,352,343
UltraShort Euro	549,451,431	—	—	23,390,195	—	572,841,626
UltraShort Yen	444,090,783	—	—	667,757	—	444,758,540
Ultra Bloomberg Commodity	2,242,809	—	—	—	(129,433)	2,113,376
Ultra Bloomberg Crude Oil	1,066,114,169	(63,863,441)	—	—	(78,474,219)	923,776,509
Ultra Bloomberg Natural Gas	57,169,841	(7,437,631)	—	—	—	49,732,210
Ultra Gold	94,234,586	6,020	1,660,968	—	—	95,901,574
Ultra Silver	294,501,633	(3,320)	22,620,868	—	—	317,119,181
Ultra Australian Dollar	2,201,920	(57,414)	—	—	—	2,144,506
Ultra Euro	15,242,869	—	—	(778,750)	—	14,464,119
Ultra Yen	5,210,191	—	—	(41,178)	—	5,169,013

Total Trust	$3,980,228,554	$(100,020,088)	$18,963,572	$23,238,024	$(51,469,554)	$3,870,940,508

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures.

At March 31, 2015, there were no Level III portfolio investments for which significant unobservable inputs were used to determine fair value.

The Funds’ policy is to recognize transfers between valuation levels at the end of the reporting period.

At March 31, 2015, there were no significant transfers in or out of Level I and Level II fair value measurements.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes the valuation of investments at December 31, 2014 using the fair value hierarchy:

	Level I - Quoted Prices		Level II - Other Significant Observable Inputs
	Short-Term U.S. Government and Agencies	Futures Contracts*	Forward Agreements	Foreign Currency Forward Contracts	Swap Agreements	Total
Managed Futures Strategy	$—	$104,327	$—	$—	$—	$104,327
VIX Short-Term Futures ETF	82,088,299	6,264,620	—	—	—	88,352,919
VIX Mid-Term Futures ETF	24,105,906	260,665	—	—	—	24,366,571
Short VIX Short-Term Futures ETF	446,975,220	(16,352,149)	—	—	—	430,623,071
Ultra VIX Short-Term Futures ETF	182,639,188	39,585,253	—	—	—	222,224,441
UltraShort Bloomberg Commodity	4,233,548	—	—	—	567,259	4,800,807
UltraShort Bloomberg Crude Oil	131,594,608	15,806,603	—	—	27,018,077	174,419,288
UltraShort Bloomberg Natural Gas	8,672,710	3,941,465	—	—	—	12,614,175
UltraShort Gold	84,040,107	(4,520)	(2,282,778)	—	—	81,752,809
UltraShort Silver	52,226,692	1,560	594,953	—	—	52,823,205
Short Euro	12,086,577	385,331	—	—	—	12,471,908
UltraShort Australian Dollar	20,267,679	743,481	—	—	—	21,011,160
UltraShort Euro	487,111,117	—	—	16,762,994	—	503,874,111
UltraShort Yen	532,957,746	—	—	(1,578,775)	—	531,378,971
Ultra Bloomberg Commodity	2,754,900	—	—	—	(331,338)	2,423,562
Ultra Bloomberg Crude Oil	467,200,736	(46,474,787)	—	—	(76,181,097)	344,544,852
Ultra Bloomberg Natural Gas	53,410,227	(34,889,283)	—	—	—	18,520,944
Ultra Gold	101,927,857	4,580	2,051,154	—	—	103,983,591
Ultra Silver	305,474,211	(1,560)	(12,395,120)	—	—	293,077,531
Ultra Australian Dollar	2,405,685	(96,825)	—	—	—	2,308,860
Ultra Euro	2,415,698	—	—	(103,371)	—	2,312,327
Ultra Yen	1,287,869	—	—	(15,245)	—	1,272,624

Total Trust	$3,005,876,580	$(30,721,239)	$(12,031,791)	$15,065,603	$(48,927,099)	$2,929,262,054

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments as presented in the Form 10-K for the year ended December 31, 2014. Only current day’s variation margin is reported within the Statements of Financial Condition as presented in the Form 10-K for the year ended December 31, 2014 in receivable/payable on open futures.

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

Swap Agreements

Certain of the Funds enter into swap agreements for purposes of pursuing their investment objectives or as a substitute for investing directly in (or shorting) an underlying index, currency or commodity, or to create an economic hedge against a position. Swap agreements are two-party contracts that have traditionally been entered into primarily with institutional investors in over-the-counter (“OTC”) markets for a specified period, ranging from a day to more than one year. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides for significant reforms of the OTC derivative markets, including a requirement to execute certain swap transactions on a CFTC-regulated market and/or to clear such transactions through a CFTC-regulated central clearing organization. In a standard swap transaction, two parties agree to exchange the returns earned or realized on a particular predetermined investment, instrument or index in exchange for a fixed or floating rate of return in respect of a predetermined notional amount. Transaction or commission costs are reflected in the benchmark level at which the transaction is entered into. The gross returns to be exchanged are calculated with respect to a notional amount and the benchmark returns to which the swap is linked. Swap agreements do not involve the delivery of underlying instruments.

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

The net amount of the excess, if any, of each Fund’s obligations over its entitlements with respect to each uncleared swap agreement is accrued on a daily basis and an amount of cash and/or securities having an aggregate value at least equal to such accrued excess is maintained for the benefit of the counterparty in a segregated account by the Funds’ Custodian. The net amount of the excess, if any, of each Fund’s entitlements over its obligations with respect to each uncleared swap agreement is accrued on a daily basis and an amount of cash and/or securities having an aggregate value at least equal to such accrued excess is maintained for the benefit of the Fund in a segregated account by the Funds’ Custodian. Until a swap agreement is settled in cash, the gain or loss on the notional amount less any transaction costs or trading spreads payable by each Fund on the notional amount are recorded as “unrealized appreciation or depreciation on swap agreements” and, when cash is exchanged, the gain or loss realized is recorded as “realized gains or losses on swap agreements.” Swap agreements are generally valued at the last settled price of the benchmark referenced asset.

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

Swap agreements involve, to varying degrees, elements of market risk and exposure to loss in excess of the unrealized gain/loss reflected. The notional amounts reflect the extent of the total investment exposure each Fund has under the swap agreement, which may exceed the NAV of each Fund. Additional risks associated with the use of swap agreements are imperfect correlations between movements in the notional amount and the price of the underlying reference index and the inability of counterparties to perform. Each Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. A Fund will typically enter into swap agreements only with major global financial institutions. The creditworthiness of each of the firms that is a party to a swap agreement is monitored by the Sponsor. The Sponsor may use various techniques to minimize credit risk including early termination and payment, using different counterparties, limiting the net amount due from any individual counterparty and generally requiring collateral to be posted by the counterparty in an amount approximately equal to that owed to the Funds. All of the outstanding swap agreements at March 31, 2015 contractually terminate within one month but may be terminated without penalty by either party daily. Upon termination, the Fund is entitled to pay or receive the “unrealized appreciation or depreciation” amount.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks in connection with uncleared swaps by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to certain minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Funds will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2015, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Forward contracts have traditionally not been cleared or guaranteed by a third party. As a result of the Dodd-Frank Act, the CFTC now regulates non-deliverable forwards (including deliverable forwards where the parties do not take delivery). Certain non-deliverable forward contracts, such as non-deliverable foreign exchange forwards, may be subject to regulation as swap agreements, including mandatory clearing. Changes in the forward markets may entail increased costs and result in burdensome reporting requirements.

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

The Funds remain subject to credit risk with respect to the amount they expect to receive from counterparties. However, the Funds have sought to mitigate these risks by generally requiring that the counterparties for each Fund agree to post collateral for the benefit of the Fund, marked to market daily, in an amount approximately equal to what the counterparty owes the Fund, subject to minimum thresholds. In the event of the bankruptcy of a counterparty, the Fund will have direct access to the collateral received from the counterparty, generally as of the day prior to the bankruptcy, because there is a one day time lag between the Fund’s request for collateral and the delivery of such collateral. To the extent any such collateral is insufficient, the Fund will be exposed to counterparty risk as described above, including the possible delays in recovering amounts as a result of bankruptcy proceedings. As of March 31, 2015, the collateral posted by counterparties consisted of cash and/or U.S. Treasury securities.

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

Fair Value of Derivative Instruments

as of March 31, 2015

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Managed Futures Contracts	Receivables on open futures contracts	ProShares Managed Futures Strategy	$190,575	*	Payable on open futures contracts	ProShares Managed Futures Strategy	$107,342	*
VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Short-Term Futures ETF	710,151	*	Payable on open futures contracts	ProShares VIX Short-Term Futures ETF	5,816,262	*
		ProShares VIX Mid-Term Futures ETF	116,200	*		ProShares VIX Mid-Term Futures ETF	616,590	*
		ProShares Short VIX Short-Term Futures ETF	8,591,734	*		ProShares Short VIX Short-Term Futures ETF	1,599,750
		ProShares Ultra VIX Short-Term Futures ETF	6,202,210			ProShares Ultra VIX Short-Term Futures ETF	55,127,903
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	276,625		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Gold	1,588,121	*
		ProShares UltraShort Bloomberg Crude Oil	44,263,734	*		ProShares UltraShort Silver	3,736,183
		ProShares UltraShort Bloomberg Natural Gas	859,740	*		ProShares Ultra Bloomberg Commodity	129,433
		ProShares UltraShort Silver	3,095	*		ProShares Ultra Bloomberg Crude Oil	142,337,660	*
		ProShares Ultra Gold	1,666,988	*		ProShares Ultra Bloomberg Natural Gas	7,437,631	*
		ProShares Ultra Silver	22,620,868			ProShares Ultra Silver	3,320	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	109,769	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Euro	2,088,667
		ProShares UltraShort Australian Dollar	419,850	*		ProShares UltraShort Yen	57,733
		ProShares UltraShort Euro	25,478,862			ProShares Ultra Australian Dollar	57,414	*
		ProShares UltraShort Yen	725,490			ProShares Ultra Euro	780,795
		ProShares Ultra Euro	2,045			ProShares Ultra Yen	41,178

		Total Trust	$112,237,936	*		Total Trust	$221,525,982	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments. Only current day’s variation margin is reported within the Statements of Financial Condition in receivable/payable on open futures contracts.

Fair Value of Derivative Instruments

as of December 31, 2014

Asset Derivatives					Liability Derivatives
Derivatives not accounted for as hedging instruments	Statements of Financial Condition Location	Fund	Unrealized Appreciation		Statements of Financial Condition Location	Fund	Unrealized Depreciation
Managed Futures Contracts	Receivables on open futures contracts	ProShares Managed Futures Strategy	$122,831	*	Payable on open futures contracts	ProShares Managed Futures Strategy	$18,504	*
VIX Futures Contracts	Receivables on open futures contracts	ProShares VIX Short-Term Futures ETF	6,264,620	*	Payable on open futures contracts	ProShares VIX Mid-Term Futures ETF	222,845	*
		ProShares VIX Mid-Term Futures ETF	483,510	*		ProShares Short VIX Short-Term ETF	16,352,149	*
		ProShares Ultra VIX Short-Term Futures ETF	39,585,253	*
Commodities Contracts	Receivables on open futures contracts, unrealized appreciation on swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	567,259		Payable on open futures contracts, unrealized depreciation on swap and/or forward agreements	ProShares UltraShort Gold	2,287,298	*
		ProShares UltraShort Bloomberg Crude Oil	42,824,680	*		ProShares UltraShort Silver	204,570
		ProShares UltraShort Bloomberg Natural Gas	3,941,465	*		ProShares Ultra Bloomberg Commodity	331,338
		ProShares UltraShort Silver	801,083	*		ProShares Ultra Bloomberg Crude Oil	122,655,884	*
		ProShares Ultra Gold	2,055,734	*		ProShares Ultra Bloomberg Natural Gas	34,889,283	*
						ProShares Ultra Silver	12,396,680	*
Foreign Exchange Contracts	Unrealized appreciation on foreign currency forward contracts and receivables on open futures contracts	ProShares Short Euro	385,331	*	Unrealized depreciation on foreign currency forward contracts and payable on open futures contracts	ProShares UltraShort Euro	2,256,771
		ProShares UltraShort Australian Dollar	743,481	*		ProShares UltraShort Yen	2,149,924
		ProShares UltraShort Euro	19,019,765			ProShares Ultra Australian Dollar	96,825	*
		ProShares UltraShort Yen	571,149			ProShares Ultra Euro	106,292
		ProShares Ultra Euro	2,921			ProShares Ultra Yen	15,649
		ProShares Ultra Yen	404

		Total Trust	$117,369,486	*		Total Trust	$193,984,012	*

*	Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments as presented in the Form 10-K for the year ended December 31, 2014. Only current day’s variation margin is reported within the Statements of Financial Condition as presented in the Form 10-K for the year ended December 31, 2014 in receivable/payable on open futures contracts.

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended March 31, 2015

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
Managed Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/depreciation on futures contracts	ProShares Managed Futures Strategy	$119,252	$(21,094)

VIX Futures Contracts	Net realized gain (loss) on futures contracts, changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	(8,978,330)	(11,370,731)
		ProShares VIX Mid-Term Futures ETF	126,671	(761,055)
		ProShares Short VIX Short-Term Futures ETF	23,811,285	23,344,133
		ProShares Ultra VIX Short-Term Futures ETF	(135,093,226)	(88,510,946)

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	856,549	(290,634)
		ProShares UltraShort Bloomberg Crude Oil	44,649,872	1,439,054
		ProShares UltraShort Bloomberg Natural Gas	5,179,268	(3,081,725)
		ProShares UltraShort Gold	1,918,530	699,177
		ProShares UltraShort Silver	(1,361,705)	(4,329,601)
		ProShares Ultra Bloomberg Commodity	(520,459)	201,905
		ProShares Ultra Bloomberg Crude Oil	(173,683,119)	(19,681,776)
		ProShares Ultra Bloomberg Natural Gas	(45,836,964)	27,451,658
		ProShares Ultra Gold	(2,987,756)	(388,746)
		ProShares Ultra Silver	(17,769,093)	35,014,228

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	2,057,094	(275,562)
		ProShares UltraShort Australian Dollar	2,979,670	(323,631)
		ProShares UltraShort Euro	107,515,818	6,627,201
		ProShares UltraShort Yen	(5,107,734)	2,246,532
		ProShares Ultra Australian Dollar	(376,158)	39,411
		ProShares Ultra Euro	(1,065,216)	(675,379)
		ProShares Ultra Yen	(80,612)	(25,933)

		Total Trust	$(203,646,363)	$(32,673,514)

The Effect of Derivative Instruments on the Statements of Operations

For the three months ended March 31, 2014

Derivatives not accounted for as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Fund	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation or Depreciation on Derivatives Recognized in Income
VIX Futures Contracts	Net realized gain (loss) on futures contracts / changes in unrealized appreciation/ depreciation on futures contracts	ProShares VIX Short-Term Futures ETF	$15,779,707	$11,625,721
		ProShares VIX Mid-Term Futures ETF	(5,397,902)	2,889,479
		ProShares Short VIX Short-Term Futures ETF	2,731,436	(33,756)
		ProShares Ultra VIX Short-Term Futures ETF	(3,546,304)	(5,691,916)

Commodity Contracts	Net realized gain (loss) on futures contracts, swap and/or forward agreements/changes in unrealized appreciation/ depreciation on futures contracts, swap and/or forward agreements	ProShares UltraShort Bloomberg Commodity	(635,695)	129,934
		ProShares UltraShort Bloomberg Crude Oil	(12,278,001)	(3,391,572)
		ProShares UltraShort Bloomberg Natural Gas	(9,215,034)	3,437,020
		ProShares UltraShort Gold	(22,149,687)	2,901,049
		ProShares UltraShort Silver	(12,614,405)	9,961,567
		ProShares Ultra Bloomberg Commodity	537,342	(129,206)
		ProShares Ultra Bloomberg Crude Oil	21,193,668	484,711
		ProShares Ultra Bloomberg Natural Gas	16,803,375	1,805,128
		ProShares Ultra Gold	23,433,620	(5,199,398)
		ProShares Ultra Silver	73,955,572	(55,636,611)

Foreign Exchange Contracts	Net realized gain (loss) on futures and/or foreign currency forward contracts/changes in unrealized appreciation/ depreciation on futures and/or foreign currency forward contracts	ProShares Short Euro	(66,588)	81,131
		ProShares UltraShort Australian Dollar	(78,609)	(2,139,484)
		ProShares UltraShort Euro	(12,182,041)	10,024,197
		ProShares UltraShort Yen	(102,730)	(24,540,300)
		ProShares Ultra Australian Dollar	(27,427)	311,205
		ProShares Ultra Euro	85,136	(79,978)
		ProShares Ultra Yen	(10,517)	118,080

		Total Trust	$76,214,916	$(53,072,999)

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

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of March 31, 2015:

Fair Values of Derivative Instruments as of March 31, 2015
	Assets			Liabilities
	Gross Amounts of Recognized Assets presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts of Recognized Liabilities presented in the Statements of Financial Condition	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities presented in the Statements of Financial Condition
ProShares UltraShort Bloomberg Commodity
Swap agreements	276,625	—	276,625	—	—	—
ProShares UltraShort Bloomberg Crude Oil
Swap agreements	26,857,473	—	26,857,473	—	—	—
ProShares UltraShort Gold
Forward agreements	—	—	—	1,582,081	—	1,582,081
ProShares UltraShort Silver
Forward agreements	—	—	—	3,736,183	—	3,736,183
ProShares UltraShort Euro
Foreign currency forward contracts	25,478,862	—	25,478,862	2,088,667	—	2,088,667
ProShares UltraShort Yen
Foreign currency forward contracts	725,490	—	725,490	57,733	—	57,733
ProShares Ultra Bloomberg Commodity
Swap agreements	—	—	—	129,433	—	129,433
ProShares Ultra Bloomberg Crude Oil
Swap agreements	—	—	—	78,474,219	—	78,474,219
ProShares Ultra Gold
Forward agreements	1,660,968	—	1,660,968	—	—	—
ProShares Ultra Silver
Forward agreements	22,620,868	—	22,620,868	—	—	—
ProShares Ultra Euro
Foreign currency forward contracts	2,045	—	2,045	780,795	—	780,795
ProShares Ultra Yen
Foreign currency forward contracts	—	—	—	41,178	—	41,178

Asset (Liability) amounts shown in the table below represent amounts owed to (by) the Funds for the derivative-related investments at March 31, 2015. These amounts may be collateralized by cash or financial instruments, segregated for the benefit of the Funds or the counterparties, depending on whether the related contracts are in an appreciated or depreciated position at period end. Amounts shown in the column labeled “Net Amount” represent the uncollateralized portions of these amounts at period end. These amounts may be un-collateralized due to timing differences related to market movements or due to minimum thresholds for collateral movement, as further described above under the caption “Accounting for Derivative Instruments”.

Gross Amounts Not Offset in the Statements of Financial Condition as of March 31, 2015
	Amounts of Recognized Assets / (Liabilities) presented in the Statements of Financial Condition	Financial Instruments for the Benefit of (the Funds) / the Counterparties	Cash Collateral for the Benefit of (the Funds) / the Counterparties	Net Amount
ProShares UltraShort Bloomberg Commodity
Deutsche Bank AG	118,941	—	—	118,941
Goldman Sachs International	113,070	—	—	113,070
UBS AG	44,614	—	—	44,614
ProShares UltraShort Bloomberg Crude Oil
Deutsche Bank AG	9,502,897	—	(6,400,000)	3,102,897
Goldman Sachs International	7,090,832	(4,179,789)	—	2,911,043
Societe Generale S.A.	2,850,353	(2,850,353)	—	—
UBS AG	7,413,391	(4,951,884)	—	2,461,507
ProShares UltraShort Gold
Deutsche Bank AG	(647,913)	647,913	—	—
Goldman Sachs International	(370,015)	370,015	—	—
Societe Generale S.A.	(375,583)	375,583	—	—
UBS AG	(188,570)	188,570	—	—
ProShares UltraShort Silver
Deutsche Bank AG	(1,877,505)	1,877,505	—	—
Goldman Sachs International	(860,699)	860,699	—	—
Societe Generale S.A.	(296,399)	296,399	—	—
UBS AG	(701,580)	701,580	—	—
ProShares UltraShort Euro
Goldman Sachs International	11,076,250	(7,250,046)	—	3,826,204
UBS AG	12,313,945	(9,399,102)	—	2,914,843
ProShares UltraShort Yen
Goldman Sachs International	446,692	(446,692)	—	—
UBS AG	221,065	(221,065)	—	—
ProShares Ultra Bloomberg Commodity
Deutsche Bank AG	(54,521)	54,521	—	—
Goldman Sachs International	(55,872)	55,872	—	—
UBS AG	(19,040)	19,040	—	—
ProShares Ultra Bloomberg Crude Oil
Deutsche Bank AG	(24,270,565)	24,270,565	—	—
Goldman Sachs International	(24,277,344)	24,277,344	—	—
Societe Generale S.A.	(8,155,514)	8,155,514	—	—
UBS AG	(21,770,796)	21,770,796	—	—
ProShares Ultra Gold
Deutsche Bank AG	895,425	—	(800,000)	95,425
Goldman Sachs International	346,843	(311,985)	—	34,858
Societe Generale S.A.	90,113	(90,113)	—	—
UBS AG	328,587	(302,741)	—	25,846
ProShares Ultra Silver
Deutsche Bank AG	12,075,006	—	(12,075,006)	—
Goldman Sachs International	4,343,236	(4,343,236)	—	—
Societe Generale S.A.	2,548,949	(2,548,949)	—	—
UBS AG	3,653,677	(3,653,677)	—	—
ProShares Ultra Euro
Goldman Sachs International	(361,029)	361,029	—	—
UBS AG	(417,721)	417,721	—	—
ProShares Ultra Yen
Goldman Sachs International	(15,605)	15,605	—	—
UBS AG	(25,573)	25,573	—	—

The following table presents each Fund’s derivatives by investment type and by counterparty net of amounts available for offset under a master netting agreement and the related collateral received or pledged by the Funds as of December 31, 2014:

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

Gross Amounts Not Offset in the Statements of Financial Condition as of December 31, 2014
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

NOTE 4 – AGREEMENTS

Management Fee

Each Leveraged Fund, the Short Euro Fund and each Geared VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV of such Fund. Each Matching VIX Fund pays the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of its average daily NAV of such Fund. The Managed Futures Fund will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.75% per annum of its average daily net assets. The Sponsor did not and will not charge the Management Fee in the first year of operation of each Fund in an amount equal to the offering costs. The Sponsor reimbursed each Fund, to the extent that its offering costs exceed the Management Fee, for the first year of operations.

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

NOTE 5 – OFFERING COSTS

Offering costs will be amortized by the Funds over a twelve month period on a straight-line basis beginning once the fund commences operations. The Sponsor did not and will not charge its Management Fee in the first year of operations of the Managed Futures Fund in an amount equal to the offering costs. The Sponsor will reimburse the Managed Futures Fund to the extent its offering costs exceed 0.75% of its average daily NAV for the first year of operations. Normal and expected expenses incurred in connection with the continuous offering of Shares of the Managed Futures Fund after the commencement of its trading operations will be paid by the Sponsor.

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

Transaction fees for the three months ended March 31, 2015, which are included in the Sale and/or Redemption of Shares on the Statements of Changes in Shareholders’ Equity, were as follows:

Fund	Three Months Ended March 31, 2015
Managed Futures Strategy	$—
VIX Short-Term Futures ETF	33,403
VIX Mid-Term Futures ETF	5,138
Short VIX Short-Term Futures ETF	61,292
Ultra VIX Short-Term Futures ETF	336,970
UltraShort Bloomberg Commodity	—
UltraShort Bloomberg Crude Oil	131,659
UltraShort Bloomberg Natural Gas	2,813
UltraShort Gold	5,246
UltraShort Silver	9,000
Short Euro	—
UltraShort Australian Dollar	—
UltraShort Euro	—
UltraShort Yen	—
Ultra Bloomberg Commodity	—
Ultra Bloomberg Crude Oil	293,240
Ultra Bloomberg Natural Gas	4,663
Ultra Gold	1,459
Ultra Silver	10,508
Ultra Australian Dollar	—
Ultra Euro	—
Ultra Yen	—

Total Trust	$895,391

NOTE 7 – FINANCIAL HIGHLIGHTS

Selected data for a Share outstanding throughout the three months ended March 31, 2015:

For the Three Months Ended March 31, 2015 (unaudited)

Per Share Operating Performance	Managed Futures Strategy	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil
Net asset value, at December 31, 2014	$21.1354	$20.9321	$63.6020	$61.4004	$25.0918	$87.7495	$77.9790

Net investment income (loss)	(0.0433)	(0.0467)	(0.1452)	(0.1987)	(0.0811)	(0.2053)	(0.2022)
Net realized and unrealized gain (loss)#	0.3763	(3.8007)	(2.0840)	6.4726	(9.8209)	9.4334	8.9543
Change in net asset value from operations	0.3330	(3.8474)	(2.2292)	6.2739	(9.9020)	9.2281	8.7521
Net asset value, at March 31, 2015	$21.4684	$17.0847	$61.3728	$67.6743	$15.1898	$96.9776	$86.7311

Market value per share, at December 31, 2014†	$21.28	$20.99	$63.89	$61.16	$25.15	$87.44	$76.52
Market value per share, at March 31, 2015†	$21.50	$17.01	$61.09	$68.04	$15.05	$98.25	$87.14

Total Return, at net asset value	1.6%	(18.4)%	(3.5)%	10.2%	(39.5)%	10.5%	11.2%
Total Return, at market value	1.0%	(19.0)%	(4.4)%	11.2%	(40.2)%	12.4%	13.9%

Ratios to Average Net Assets

Expense ratio	(0.82)%	(0.99)%	(0.97)%	(1.39)%	(1.68)%	(0.95)%	(1.02)%
Expense ratio, excluding brokerage commissions	(0.75)%	(0.85)%	(0.85)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.82)%	(0.96)%	(0.93)%	(1.36)%	(1.65)%	(0.91)%	(0.99)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the three months Ended March 31, 2015 (unaudited)

Per Share Operating Performance	UltraShort Bloomberg Natural Gas	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen
Net asset value, at December 31, 2014	$83.9577	$96.6516	$115.6143	$40.0617	$51.3790	$21.5946	$89.3336

Net investment income (loss)	(0.2743)	(0.2107)	(0.2305)	(0.0995)	(0.1346)	(0.0548)	(0.1983)
Net realized and unrealized gain (loss)#	3.8028	1.3794	(14.2099)	4.8906	6.1975	5.4097	(0.1606)
Change in net asset value from operations	3.5285	1.1687	(14.4404)	4.7911	6.0629	5.3549	(0.3589)
Net asset value, at March 31, 2015	$87.4862	$97.8203	$101.1739	$44.8528	$57.4419	$26.9495	$88.9747

Market value per share, at December 31, 2014†	$82.03	$100.22	$119.39	$40.03	$51.37	$21.61	$89.30
Market value per share, at March 31, 2015†	$87.54	$98.18	$100.85	$44.87	$57.34	$26.95	$88.91

Total Return, at net asset value	4.2%	1.2%	(12.5)%	12.0%	11.8%	24.8%	(0.4)%
Total Return, at market value	6.7%	(2.0)%	(15.5)%	12.1%	11.6%	24.7%	(0.4)%

Ratios to Average Net Assets

Expense ratio	(1.43)%	(0.95)%	(0.95)%	(0.97)%	(1.02)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(1.39)%	(0.91)%	(0.90)%	(0.94)%	(1.00)%	(0.90)%	(0.91)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the three months Ended March 31, 2015 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Commodity	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver	Ultra Australian Dollar	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2014	$13.0337	$10.1480	$15.4123	$40.0011	$39.3657	$27.4003	$19.8744	$14.1189

Net investment income (loss)	(0.0276)	(0.0184)	(0.0387)	(0.0903)	(0.0938)	(0.0614)	(0.0375)	(0.0321)
Net realized and unrealized gain (loss)#	(1.5924)	(3.3046)	(3.9570)	(1.5312)	2.2087	(3.3673)	(4.2942)	(0.0871)
Change in net asset value from operations	(1.6200)	(3.3230)	(3.9957)	(1.6215)	2.1149	(3.4287)	(4.3317)	(0.1192)
Net asset value, at March 31, 2015	$11.4137	$6.8250	$11.4166	$38.3796	$41.4806	$23.9716	$15.5427	$13.9997

Market value per share, at December 31, 2014†	$12.86	$10.37	$15.78	$38.41	$38.05	$27.43	$19.80	$14.12
Market value per share, at March 31, 2015†	$11.70	$6.79	$11.39	$38.14	$41.69	$24.20	$15.54	$13.99

Total Return, at net asset value	(12.4)%	(32.7)%	(25.9)%	(4.1)%	5.4%	(12.5)%	(21.8)%	(0.8)%
Total Return, at market value	(9.0)%	(34.5)%	(27.8)%	(0.7)%	9.6%	(11.8)%	(21.5)%	(0.9)%

Ratios to Average Net Assets

Expense ratio	(0.95)%	(0.99)%	(1.17)%	(0.95)%	(0.95)%	(1.01)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.91)%	(0.95)%	(1.14)%	(0.90)%	(0.90)%	(0.97)%	(0.92)%	(0.92)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

Selected data for a Share outstanding throughout the three months ended March 31, 2014:

For the Three Months Ended March 31, 2014 (unaudited)

Per Share Operating Performance	VIX Short- Term Futures ETF	VIX Mid- Term Futures ETF*	Short VIX Short-Term Futures ETF	Ultra VIX Short-Term Futures ETF	UltraShort Bloomberg Commodity	UltraShort Bloomberg Crude Oil	UltraShort Bloomberg Natural Gas
Net asset value, at December 31, 2013	$28.5387	$77.1838	$67.4993	$67.0841	$63.2936	$31.7301	$69.9635

Net investment income (loss)	(0.0577)	(0.1532)	(0.2209)	(0.2919)	(0.1332)	(0.0690)	(0.1225)
Net realized and unrealized gain (loss)#	(0.2803)	(3.0559)	(5.4192)	(6.4957)	(8.4288)	(3.1766)	(25.9326)
Change in net asset value from operations	(0.3380)	(3.2091)	(5.6401)	(6.7876)	(8.5620)	(3.2456)	(26.0551)
Net asset value, at March 31, 2014	$28.2007	$73.9747	$61.8592	$60.2965	$54.7316	$28.4845	$43.9084

Market value per share, at December 31, 2013†	$28.53	$77.16	$67.47	$67.12	$58.41	$31.58	$69.36
Market value per share, at March 31, 2014†	$28.10	$74.00	$61.97	$59.91	$55.25	$28.54	$43.71

Total Return, at net asset value	(1.2)%	(4.2)%	(8.4)%	(10.1)%	(13.5)%	(10.2)%	(37.2)%
Total Return, at market value	(1.5)%	(4.1)%	(8.2)%	(10.7)%	(5.4)%	(9.6)%	(37.0)%

Ratios to Average Net Assets
Expense ratio	(0.85)%	(0.85)%	(1.50)%	(1.79)%	(0.95)%	(0.97)%	(1.17)%
Expense ratio, excluding brokerage commissions	(0.85)%	(0.85)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.80)%	(0.81)%	(1.45)%	(1.76)%	(0.91)%	(0.91)%	(1.12)%

*	See Note 1 of these Notes to Financial Statements.
#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Three Months Ended March 31, 2014 (unaudited)

Per Share Operating Performance	UltraShort Gold	UltraShort Silver	Short Euro	UltraShort Australian Dollar	UltraShort Euro	UltraShort Yen	Ultra Bloomberg Commodity
Net asset value, at December 31, 2013	$103.5180	$89.7820	$35.5867	$46.6384	$17.0613	$70.8640	$19.4317

Net investment income (loss)	(0.1979)	(0.1773)	(0.0799)	(0.1073)	(0.0373)	(0.1459)	(0.0464)
Net realized and unrealized gain (loss)#	(15.0246)	(6.8730)	0.0037	(4.2001)	(0.0976)	(3.1017)	2.7213
Change in net asset value from operations	(15.2225)	(7.0503)	(0.0762)	(4.3074)	(0.1349)	(3.2476)	2.6749
Net asset value, at March 31, 2014	$88.2955	$82.7317	$35.5105	$42.3310	$16.9264	$67.6164	$22.1066

Market value per share, at December 31, 2013†	$103.53	$90.19	$35.66	$46.66	$17.06	$70.91	$19.13
Market value per share, at March 31, 2014†	$89.45	$84.24	$35.58	$42.27	$16.93	$67.62	$21.51

Total Return, at net asset value	(14.7)%	(7.9)%	(0.2)%	(9.2)%	(0.8)%	(4.6)%	13.8%
Total Return, at market value	(13.6)%	(6.6)%	(0.2)%	(9.4)%	(0.8)%	(4.6)%	12.4%

Ratios to Average Net Assets
Expense ratio	(0.95)%	(0.95)%	(0.96)%	(1.01)%	(0.95)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.89)%	(0.89)%	(0.91)%	(0.95)%	(0.88)%	(0.88)%	(0.91)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.

For the Three Months Ended March 31, 2014 (unaudited)

Per Share Operating Performance	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Gold	Ultra Silver	Ultra Australian Dollar	Ultra Euro	Ultra Yen
Net asset value, at December 31, 2013	$32.0899	$38.8383	$41.2553	$63.3305	$31.6801	$26.0346	$18.6318

Net investment income (loss)	(0.0712)	(0.1183)	(0.1060)	(0.1535)	(0.0733)	(0.0566)	(0.0428)
Net realized and unrealized gain (loss)#	2.6074	6.4173	5.8746	2.0543	2.8368	0.0512	0.7168
Change in net asset value from operations	2.5362	6.2990	5.7686	1.9008	2.7635	(0.0054)	0.6740
Net asset value, at March 31, 2014	$34.6261	$45.1373	$47.0239	$65.2313	$34.4436	$26.0292	$19.3058

Market value per share, at December 31, 2013†	$32.22	$39.28	$41.26	$63.04	$31.61	$25.98	$18.61
Market value per share, at March 31, 2014†	$34.56	$45.32	$46.34	$64.12	$34.46	$25.98	$19.29

Total Return, at net asset value	7.9%	16.2%	14.0%	3.0%	8.7%	0.0%**	3.6%
Total Return, at market value	7.3%	15.4%	12.3%	1.7%	9.0%	0.0%**	3.7%

Ratios to Average Net Assets
Expense ratio	(0.98)%	(1.11)%	(0.95)%	(0.95)%	(1.00)%	(0.95)%	(0.95)%
Expense ratio, excluding brokerage commissions	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%	(0.95)%
Net investment income (loss)	(0.92)%	(1.06)%	(0.91)%	(0.90)%	(0.93)%	(0.89)%	(0.89)%

#	The amount shown for a share outstanding throughout the period may not accord with the change in aggregate gains and losses during the period because of timing of creation and redemption units in relation to fluctuating net asset value during the period.
†	Market values are determined at the close of the New York Stock Exchange, which may be later than when the Funds’ net asset value is calculated.
**	Amount represents less than 0.01%.

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

Shareholder Concentration

As of March 31, 2015, ProShares Morningstar Alternatives Solution ETF, an ETF affiliated with the Funds, owned 65% of the outstanding shares of the Managed Futures Fund. Subscription and redemption activity by concentrated shareholders may have a significant effect on the operations of the Fund.

Other Matters

On September 9, 2014, NYSE Regulation, Inc. (“NYSE Regulation”) sent a letter informing the Sponsor that ProShares Ultra Australian Dollar failed to comply with continued NYSE Arca Equities, Inc. listing standards regarding its number of record or beneficial holders. The Sponsor sent a written plan (“Plan”) to the NYSE Regulation designed to increase and sustain a higher number of record or beneficial holders. Upon review and consideration of the Plan, the NYSE Regulation Staff has granted an extension allowing the continued listing of ProShares Ultra Australian Dollar through at least June 23, 2015. There is no guarantee that the Fund will be able to meet the continued listing standards and avoid a delisting action after that date. If the Fund is delisted, there will not be an active trading market for the Fund’s Shares. If investors need to sell their Fund Shares at a time when no active market for them exists, the price investors receive for the Fund’s Shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist. In addition, if the Fund is delisted, the Fund would likely be forced to liquidate.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the possibility of subsequent events existing in the Trust’s and the Funds’ financial statements through the date the financial statements were issued. The subsequent events were as follows:

On May 1, 2015, the Trust announced a 1-for-4 reverse split of the Shares of beneficial interest of ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Natural Gas and ProShares Ultra Yen.

On May 1, 2015, the Trust announced a 1-for-5 reverse split of the Shares of beneficial interest of ProShares Ultra VIX Short-Term Futures ETF and ProShares Ultra Bloomberg Crude Oil.

The reverse splits will increase the price per Share of each Fund with a proportionate decrease in the number of Shares outstanding. For example, for a 1-for-4 reverse split, every four pre-split Shares will result in the receipt of one post-split Share, which will be priced four times higher than the NAV of a pre-split Share.

The reverse splits will be effective for shareholders of record after the close of the markets on May 19, 2015. All reverse splits will be effective at the market open on May 20, 2015, when the Funds will begin trading at their post-split price. The ticker symbol for the Funds will not change. Each of the Funds undergoing a reverse split will be issued a new CUSIP number, listed below.

Ticker	Fund	Split Ratio	Old CUSIP	New CUSIP
UCD	Ultra Bloomberg Commodity	1:4	74347W106	74347W288
BOIL	Ultra Bloomberg Natural Gas	1:4	74347W122	74347W296
YCL	Ultra Yen	1:4	74347W866	74347W270
UVXY	Ultra VIX Short-Term Futures ETF	1:5	74347W346	74347W312
UCO	Ultra Bloomberg Crude Oil	1:5	74347W650	74347W320

The Shares outstanding and per Share information for ProShares Ultra VIX Short-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas and ProShares Ultra Yen disclosed in the financial statements and notes to the financial statements have not been retroactively adjusted to give effect to the reverse splits. Presented below are pro forma Shares outstanding and per Share information after giving retroactive effect for the reverse splits.

Pro forma information, giving retroactive effect to the reverse splits, is as follows:

For the Three Months Ended March 31, 2015 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Bloomberg Commodity	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Yen
Net asset value, at December 31, 2014	$125.4591	$52.1342	$50.7400	$61.6491	$56.4747
Net investment income (loss)	(0.4056)	(0.1104)	(0.0920)	(0.1548)	(0.1283)
Net realized and unrealized gain (loss)	(49.1045)	(6.3693)	(16.5231)	(15.8280)	(0.3478)
Change in net asset value from operations	(49.5101)	(6.4797)	(16.6151)	(15.9828)	(0.4761)
Net asset value, at March 31, 2015	$75.9490	$45.6545	$34.1249	$45.6663	$55.9986
Market value per share, at December 31, 2014	$125.75	$51.44	$51.85	$63.12	$56.48
Market value per share, at March 31, 2015	$75.25	$46.80	$33.95	$45.56	$55.96

As of March 31, 2015 and December 31, 2014 (unaudited)

Shares outstanding	Ultra VIX Short-Term Futures ETF	Ultra Bloomberg Commodity	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Yen
Shares outstanding, at March 31, 2015	9,134,020	50,004	29,439,834	1,342,485	100,004
Shares outstanding, at December 31, 2014	2,804,020	50,004	8,879,834	1,142,485	37,504

For the Three Months Ended March 31, 2015 (unaudited)

Net income (loss) per weighted-average share	Ultra VIX Short-Term Futures ETF	Ultra Bloomberg Commodity	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Yen
Net income (loss) per weighted-average share	$(44.65)	$(6.48)	$(9.74)	$(13.91)	$(1.64)
Weighted-average shares outstanding	5,053,242	50,004	20,040,390	1,336,652	70,837

Pro forma information, giving retroactive effect to the reverse splits, is as follows:

For the Three Months Ended March 31, 2014 (unaudited)

Per Share Operating Performance	Ultra VIX Short-Term Futures ETF	Ultra Bloomberg Commodity	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Yen
Net asset value, at December 31, 2013	$335.4203	$77.7259	$160.4495	$155.3534	$74.5261
Net investment income (loss)	(1.4595)	(0.1855)	(0.3562)	(0.4732)	(0.1712)
Net realized and unrealized gain (loss)	$(32.4784)	$10.8849	13.0370	$25.6692	$2.8673
Change in net asset value from operations	$(33.9379)	$10.6994	12.6808	$25.1960	$2.6961
Net asset value, at March 31, 2014	$301.4824	$88.4253	$173.1303	$180.5494	$77.2222
Market value per share, at December 31, 2013	$335.60	$76.52	$161.10	$157.12	$74.44
Market value per share, at March 31, 2014	$299.55	$86.04	$172.80	$181.28	$77.16

For the Three Months Ended March 31, 2014 (unaudited)

Net income (loss) per weighted-average share	Ultra VIX Short-Term Futures ETF	Ultra Bloomberg Commodity	Ultra Bloomberg Crude Oil	Ultra Bloomberg Natural Gas	Ultra Yen
Net income (loss) per weighted-average share	$(13.89)	$10.70	$22.80	$74.42	$2.70
Weighted-average shares outstanding	742,920	37,504	936,056	248,458	37,504

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

ProShares Trust II (formerly known as the Commodities and Currencies Trust) (the “Trust”) is a Delaware statutory trust formed on October 9, 2007 and is currently organized into separate series (each, a “Fund” and collectively, the “Funds”). As of March 31, 2015, the following twenty-two series of the Trust have commenced investment operations: (i) ProShares Managed Futures Strategy (the “Managed Futures Fund”); (ii) ProShares VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF (each, a “Matching VIX Fund” and collectively, the “Matching VIX Funds”); (iii) ProShares Short VIX Short-Term Futures ETF and ProShares Ultra VIX Short-Term Futures ETF (each, a “Geared VIX Fund” and collectively, the “Geared VIX Funds”); and (iv) ProShares UltraShort Bloomberg Commodity, ProShares UltraShort Bloomberg Crude Oil, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Gold, ProShares UltraShort Silver, ProShares UltraShort Australian Dollar, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas, ProShares Ultra Gold, ProShares Ultra Silver, ProShares Ultra Australian Dollar, ProShares Ultra Euro and ProShares Ultra Yen (each, a “Leveraged Fund” and collectively, the “Leveraged Funds”); and (v) ProShares Short Euro (the “Short Euro Fund”). Each of the Funds listed above issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of only that Fund. The Shares of each Fund are listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Leveraged Funds, the Short Euro Fund and the Geared VIX Funds, are collectively referred to as the “Geared Funds” in this Quarterly Report on Form 10-Q. The Geared VIX Funds and the Matching VIX Funds are collectively referred to as the “VIX Funds” in this Quarterly Report on Form 10-Q.

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

On May 1, 2015, the Trust announced a 1-for-4 reverse split of the Shares of beneficial interest of ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Natural Gas and ProShares Ultra Yen and a 1-for-5 reverse split of the Shares of beneficial interest of ProShares Ultra VIX Short-Term Futures ETF and ProShares Ultra Bloomberg Crude Oil. The reverse splits will be effective for shareholders of record after the close of the markets on May 19, 2015. All reverse splits will be effective at the market open on May 20, 2015, when the Funds will begin trading at their post-split price. The Shares outstanding and per Share information for ProShares Ultra VIX Short-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Bloomberg Natural Gas and ProShares Ultra Yen disclosed in the financial statements and notes to the financial statements as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations have not been retroactively adjusted to give effect to the reverse splits. Refer to Note 9 Subsequent Events in the notes to the financial statements for the pro forma Shares outstanding and per Share information after giving retroactive effect for the reverse splits.

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

Until March 19, 2015, the price of gold for each of ProShares Ultra Short Gold and ProShares Ultra Gold was the U.S. dollar price of gold bullion as measured by the London afternoon fixing price per troy ounce of unallocated gold bullion for delivery in London through a member of the LBMA, authorized to effect such delivery. On February 19, 2015, the LBMA, the company that ran the London gold fix, announced that, as of March 20, 2015, they would stop running the process. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, based on an electronic, physically settled auction-based methodology effective March 20, 2015. The LBMA Gold Price is determined each trading day at 3:00 p.m. London time, providing a reference gold price for that day’s trading.

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

Liquidity and Capital Resources

In order to collateralize derivatives positions in indices, commodities or currencies, a significant portion of the net assets of each Fund is held in cash and/or U.S. Treasury securities, agency securities, or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. dollars or the applicable foreign currency with respect to a Currency Fund). A portion of these investments may be posted as collateral in connection with swap agreements and each Fund’s trading in futures and forward contracts. The percentage that U.S. Treasury bills and other short-term fixed-income securities bear to the shareholders’ equity of each Fund varies from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the three months ended March 31, 2015 and 2014 each of the Funds earned interest income as follows:

	Interest Income Three Months Ended March 31, 2015	Interest Income Three Months Ended March 31, 2014
ProShares Managed Futures Strategy	$—	$—
ProShares VIX Short-Term Futures ETF	9,907	23,668
ProShares VIX Mid-Term Futures ETF	2,714	5,328
ProShares Short VIX Short-Term Futures ETF	29,929	24,205
ProShares Ultra VIX Short-Term Futures ETF	32,459	21,276
ProShares UltraShort Bloomberg Commodity	528	308
ProShares UltraShort Bloomberg Crude Oil	20,512	36,973
ProShares UltraShort Bloomberg Natural Gas	985	6,683
ProShares UltraShort Gold	8,196	15,195
ProShares UltraShort Silver	6,143	12,957
ProShares Short Euro	1,380	1,046
ProShares UltraShort Australian Dollar	1,107	3,864
ProShares UltraShort Euro	67,590	69,357
ProShares UltraShort Yen	45,048	78,224
ProShares Ultra Bloomberg Commodity	254	332
ProShares Ultra Bloomberg Crude Oil	76,242	21,701
ProShares Ultra Bloomberg Natural Gas	5,642	6,273
ProShares Ultra Gold	12,738	13,828
ProShares Ultra Silver	38,246	62,602
ProShares Ultra Australian Dollar	226	558
ProShares Ultra Euro	534	378
ProShares Ultra Yen	291	435

Each Fund’s underlying swaps, futures, forward contracts and foreign currency forward contracts, as applicable, may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, swaps and forward contracts are not traded on an exchange, do not have uniform terms and conditions, and in general are not transferable without the consent of the counterparty. In the case of futures contracts, commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no futures trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in such futures contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Futures contract prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent a Fund from promptly liquidating its futures positions.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of May 11, 2015, the Funds have not used, nor do they expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

Each Fund has significant exposure to Financial Instruments. The Funds hold a significant portion of their assets in swaps, futures, forward contracts or foreign currency forward contracts, all of which are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the Statements of Operations.

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

For financial reporting purposes, the Leveraged Funds, the Short Euro Fund and the VIX Funds value transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain Leveraged Funds’, the Short Euro Fund’s and VIX Funds’ final creation/redemption NAV for the three months ended March 31, 2015.

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

Each Fund pays its respective brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis. For the three months ended March 31, 2014, the Sponsor paid brokerage commissions on VIX futures contracts for the Matching VIX Funds. On July 31, 2014, the Sponsor began paying, and is currently paying, brokerage commissions on VIX futures contracts for the Matching VIX Funds that exceed variable create/redeem fees collected by more than 0.02% of the Matching VIX Fund’s average net assets annually.

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

ProShares Managed Futures Strategy

Since the Fund commenced investment operations on October 1, 2014, comparisons of the Fund’s results of operations for the three months ended March 31, 2014 have not been provided.

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015:

Three Months Ended March 31, 2015
NAV beginning of period	$6,340,845
NAV end of period	$8,587,555
Percentage change in NAV	35.4%
Shares outstanding beginning of period	300,010
Shares outstanding end of period	400,010
Percentage change in shares outstanding	33.3%
Shares created	200,000
Shares redeemed	100,000
Per share NAV beginning of period	$21.14
Per share NAV end of period	$21.47
Percentage change in per share NAV	1.6%
Percentage change in benchmark	1.6%
Benchmark annualized volatility	6.2%

During the three months ended March 31, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 300,010 outstanding Shares at December 31, 2014 to 400,010 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P Strategic Futures Index.

For the three months ended March 31, 2015, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 29, 2015 at $21.88 per Share and reached its low for the period on January 2, 2015 at $21.25 per Share.

The benchmark’s rise of 1.6% for the three months ended March 31, 2015, can be attributed to an appreciation in value of the futures contracts that make up the S&P Strategic Futures Index during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015:

Three Months Ended March 31, 2015
Net investment income (loss)	$(16,021)
Management fee	—
Brokerage commission	1,334
Offering costs	16,221
Limitation by Sponsor	(1,534)
Reduction to Limitation by Sponsor	—
Net realized gain (loss)	119,252
Change in net unrealized appreciation/depreciation	(21,094)
Net income (loss)	$82,137

ProShares VIX Short-Term Futures ETF

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$111,459,325	$270,398,554
NAV end of period	$149,487,509	$117,732,469
Percentage change in NAV	34.1%	(56.5)%
Shares outstanding beginning of period	5,324,812	9,474,812
Shares outstanding end of period	8,749,812	4,174,812
Percentage change in shares outstanding	64.3%	(55.9)%
Shares created	4,575,000	1,475,000
Shares redeemed	1,150,000	6,775,000
Per share NAV beginning of period	$20.93	$28.54
Per share NAV end of period	$17.08	$28.20
Percentage change in per share NAV	(18.4)%	(1.2)%
Percentage change in benchmark	(18.2)%	(0.6)%
Benchmark annualized volatility	64.4%	60.8%

During the three months ended March 31, 2015, the increase in the Fund’s NAV resulted from an increase from 5,324,812 outstanding Shares at December 31, 2014 to 8,749,812 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted primarily from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Short-Term Futures Index. The decrease in the Fund’s NAV also resulted in part from a decrease from 9,474,812 outstanding Shares at December 31, 2013 to 4,174,812 outstanding Shares at March 31, 2014.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 18.4% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV decrease of 1.2% for the three months ended March 31, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 15, 2015 at $24.15 per Share and reached its low for the period on March 30, 2015 at $16.61 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on February 5, 2014 at $36.25 per Share and reached its low for the period on January 22, 2014 at $26.66 per Share.

The benchmark’s decline of 18.2% for the three months ended March 31, 2015, as compared to the benchmark’s decline of 0.6% for the three months ended March 31, 2014, can be attributed to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(274,472)	$(353,797)
Management fee	243,400	377,465
Brokerage commission	40,979	—
Net realized gain (loss)	(8,976,176)	15,786,313
Change in net unrealized appreciation/depreciation	(11,371,875)	11,621,137
Net income (loss)	$(20,622,523)	$27,053,653

The Fund’s net income decreased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2015.

ProShares VIX Mid-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$21,459,575	$51,134,323
NAV end of period	$28,379,030	$57,792,817
Percentage change in NAV	32.2%	13.0%
Shares outstanding beginning of period	337,404	662,501
Shares outstanding end of period	462,404	781,251
Percentage change in shares outstanding	37.0%	17.9%
Shares created	200,000	275,000
Shares redeemed	75,000	156,250
Per share NAV beginning of period	$63.60	$77.18
Per share NAV end of period	$61.37	$73.97
Percentage change in per share NAV	(3.5)%	(4.2)%
Percentage change in benchmark	(3.3)%	(3.9)%
Benchmark annualized volatility	34.5%	27.3%

During the three months ended March 31, 2015, the increase in the Fund’s NAV resulted from an increase from 337,404 outstanding Shares at December 31, 2014 to 462,404 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index. By comparison, during the three months ended March 31, 2014, the increase in the Fund’s NAV resulted from an increase from 662,501 outstanding Shares at December 31, 2013 to 781,251 outstanding Shares at March 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the daily performance of the S&P 500 VIX Mid-Term Futures Index.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 3.5% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV decrease of 4.2% for the three months ended March 31, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 28, 2015 at $68.56 per Share and reached its low for the period on March 5, 2015 at $59.47 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on February 5, 2014 at $85.56 per Share and reached its low for the period on February 18, 2014 at $73.43 per Share.

The benchmark’s decline of 3.3% for the three months ended March 31, 2015, as compared to the benchmark’s decline of 3.9% for the three months ended March 31, 2014, can be attributed to a lesser decline in prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(63,559)	$(110,008)
Management fee	58,236	115,336
Brokerage commission	8,037	—
Net realized gain (loss)	127,909	(5,397,419)
Change in net unrealized appreciation/depreciation	(761,622)	2,889,947
Net income (loss)	$(697,272)	$(2,617,480)

The Fund’s net income increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a lesser decline in the prices of the futures contracts that made up the S&P 500 VIX Mid-Term Futures Index during the three months ended March 31, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares VIX Mid-Term Futures ETF.

ProShares Short VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$506,556,124	$141,751,202
NAV end of period	$280,850,972	$213,416,566
Percentage change in NAV	(44.6)%	50.6%
Shares outstanding beginning of period	8,250,040	2,100,040
Shares outstanding end of period	4,150,040	3,450,040
Percentage change in shares outstanding	(49.7)%	64.3%
Shares created	2,150,000	2,850,000
Shares redeemed	6,250,000	1,500,000
Per share NAV beginning of period	$61.40	$67.50
Per share NAV end of period	$67.67	$61.86
Percentage change in per share NAV	10.2%	(8.4)%
Percentage change in benchmark	(18.2)%	(0.6)%
Benchmark annualized volatility	64.4%	60.8%

During the three months ended March 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 8,250,040 outstanding Shares at December 31, 2014 to 4,150,040 outstanding Shares at March 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2014, the increase in the Fund’s NAV resulted from an increase from 2,100,040 outstanding Shares at December 31, 2013 to 3,450,040 outstanding Shares at March 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.2% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV decrease of 8.4% for the three months ended March 31, 2014, was primarily due to appreciation in the value of the assets of the fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on March 30, 2015 at $69.69 per Share and reached its low for the period on January 30, 2015 at $50.15 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 22, 2014 at $71.82 per Share and reached its low for the period on February 5, 2014 at $50.78 per Share.

The benchmark’s decline of 18.2% for the three months ended March 31, 2015, as compared to the benchmark’s decline of 0.6% for the three months ended March 31, 2014, can be attributed to a greater decline in the prices of the near-term futures contracts on the VIX Futures curve during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(1,492,492)	$(771,039)
Management fee	1,039,580	503,918
Brokerage commission	482,841	291,326
Net realized gain (loss)	23,834,554	2,734,250
Change in net unrealized appreciation/depreciation	23,344,651	(32,247)
Net income (loss)	$45,686,713	$1,930,964

The Fund’s net income increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the Share split for the ProShares Short VIX Short-Term Futures ETF.

ProShares Ultra VIX Short-Term Futures ETF*

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$351,789,953	$226,233,584
NAV end of period	$693,720,084	$317,768,440
Percentage change in NAV	97.2%	40.5%
Shares outstanding beginning of period	14,020,099	3,372,389
Shares outstanding end of period	45,670,099	5,270,099
Percentage change in shares outstanding	225.7%	56.3%
Shares created	48,150,000	4,775,000
Shares redeemed	16,500,000	2,877,290
Per share NAV beginning of period	$25.09	$67.08
Per share NAV end of period	$15.19	$60.30
Percentage change in per share NAV	(39.5)%	(10.1)%
Percentage change in benchmark	(18.2)%	(0.6)%
Benchmark annualized volatility	64.4%	60.8%

During the three months ended March 31, 2015, the increase in the Fund’s NAV resulted from an increase from 14,020,099 outstanding Shares at December 31, 2014 to 45,670,099 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index. By comparison, during the three months ended March 31, 2014, the increase in the Fund’s NAV resulted from an increase from 3,372,389 outstanding Shares at December 31, 2013 to 5,270,099 outstanding Shares at March 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the S&P 500 VIX Short-Term Futures Index.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 39.5% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV decrease of 10.1% for the three months ended March 31, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 15, 2015 at $32.86 per Share and reached its low for the period on March 30, 2015 at $14.36 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on February 5, 2014 at $104.52 per Share and reached its low for the period on January 22, 2014 at $58.37 per Share.

The benchmark’s decline of 18.2% for the three months ended March 31, 2015, as compared to the benchmark’s decline of 0.6% for the three months ended March 31, 2014, can be attributed to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(2,049,613)	$(1,084,303)
Management fee	1,178,762	586,132
Brokerage commission	903,310	519,447
Net realized gain (loss)	(135,089,154)	(3,547,218)
Change in net unrealized appreciation/depreciation	(88,510,934)	(5,689,374)
Net income (loss)	$(225,649,701)	$(10,320,895)

The Fund’s net income decreased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a greater decline in the prices of the near-term futures contracts on the VIX futures curve during the three months ended March 31, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra VIX Short-Term Futures ETF.

ProShares UltraShort Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$5,264,706	$3,797,427
NAV end of period	$5,818,363	$3,283,730
Percentage change in NAV	10.5%	(13.5)%
Shares outstanding beginning of period	59,997	59,997
Shares outstanding end of period	59,997	59,997
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$87.75	$63.29
Per share NAV end of period	$96.98	$54.73
Percentage change in per share NAV	10.5%	(13.5)%
Percentage change in benchmark	(5.9)%	7.0%
Benchmark annualized volatility	16.2%	9.8%

During the three months ended March 31, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2014 to March 31, 2015. By comparison, during the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2013 to March 31, 2014.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 10.5% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV decrease of 13.5% for the three months ended March 31, 2014, was primarily due to appreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on March 17, 2015 at $99.65 per Share and reached its low for the period on February 13, 2015 at $86.25 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 9, 2014 at $66.81 per Share and reached its low for the period on March 6, 2014 at $53.06 per Share.

The benchmark’s decline of 5.9% for the three months ended March 31, 2015, as compared to the benchmark’s rise of 7.0% for the three months ended March 31, 2014, can be attributed to depreciation of the underlying components of the index during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(12,318)	$(7,991)
Management fee	12,846	8,299
Net realized gain (loss)	856,549	(635,695)
Change in net unrealized appreciation/depreciation	(290,574)	129,989
Net income (loss)	$553,657	$(513,697)

The Fund’s net income increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a decline in the Fund’s benchmark index during the three months ended March 31, 2015.

ProShares UltraShort Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$169,210,110	$256,060,149
NAV end of period	$370,337,005	$318,170,803
Percentage change in NAV	118.9%	24.3%
Shares outstanding beginning of period	2,169,944	8,069,944
Shares outstanding end of period	4,269,944	11,169,944
Percentage change in shares outstanding	96.8%	38.4%
Shares created	4,600,000	7,700,000
Shares redeemed	2,500,000	4,600,000
Per share NAV beginning of period	$77.98	$31.73
Per share NAV end of period	$86.73	$28.48
Percentage change in per share NAV	11.2%	(10.2)%
Percentage change in benchmark	(14.9)%	4.4%
Benchmark annualized volatility	54.4%	16.6%

During the three months ended March 31, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 2,169,944 outstanding Shares at December 31, 2014 to 4,269,944 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended March 31, 2014, the increase in the Fund’s NAV resulted from an increase from 8,069,944 outstanding Shares at December 31, 2013 to 11,169,944 outstanding Shares at March 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 11.2% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV decrease of 10.2% for the three months ended March 31, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 28, 2015 at $106.79 per Share and reached its low for the period on February 17, 2015 at $67.86 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 9, 2014 at $36.34 per Share and reached its low for the period on March 3, 2014 at $27.23 per Share.

The benchmark’s decline of 14.9% for the three months ended March 31, 2015, as compared to the rise of 4.4% for the three months ended March 31, 2014, can be attributed to a decrease in the price of WTI Crude Oil during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(627,608)	$(599,273)
Management fee	603,835	623,553
Brokerage commission	44,285	12,693
Net realized gain (loss)	44,657,756	(12,272,712)
Change in net unrealized appreciation/depreciation	1,432,787	(3,393,450)
Net income (loss)	$45,462,935	$(16,265,435)

The Fund’s net income increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a decrease in the price of WTI Crude Oil during the three months ended March 31, 2015.

ProShares UltraShort Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$14,688,564	$22,734,767
NAV end of period	$10,931,570	$73,544,544
Percentage change in NAV	(25.6)%	223.5%
Shares outstanding beginning of period	174,952	324,952
Shares outstanding end of period	124,952	1,674,952
Percentage change in shares outstanding	(28.6)%	415.4%
Shares created	150,000	2,100,000
Shares redeemed	200,000	750,000
Per share NAV beginning of period	$83.96	$69.96
Per share NAV end of period	$87.49	$43.91
Percentage change in per share NAV	4.2%	(37.2)%
Percentage change in benchmark	(11.0)%	12.0%
Benchmark annualized volatility	51.0%	56.7%

During the three months ended March 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 174,952 outstanding Shares at December 31, 2014 to 124,952 outstanding Shares at March 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM. By comparison, during the three months ended March 31, 2014, the increase in the Fund’s NAV resulted from an increase from 324,952 outstanding Shares at December 31, 2013 to 1,674,952 outstanding Shares at March 31, 2014. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 4.2% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV decrease of 37.2% for the three months ended March 31, 2014, was primarily due to appreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on February 6, 2015 at $93.69 per Share and reached its low for the period on January 14, 2015 at $64.60 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 9, 2014 at $76.82 per Share and reached its low for the period on February 4, 2014 at $36.07 per Share.

The benchmark’s decline of 11.0% for the three months ended March 31, 2015, as compared to the benchmark’s rise of 12.0% for the three months ended March 31, 2014, can be attributed to a decrease in the price of Henry Hub Natural Gas during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(41,587)	$(155,585)
Management fee	28,373	131,806
Brokerage commission	14,199	30,462
Net realized gain (loss)	5,179,716	(9,212,982)
Change in net unrealized appreciation/depreciation	(3,081,900)	3,439,263
Net income (loss)	$2,056,229	$(5,929,304)

The Fund’s net income increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a decrease in the price of Henry Hub Natural Gas during the three months ended March 31, 2015.

ProShares UltraShort Gold†

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$81,861,762	$139,436,456
NAV end of period	$77,960,614	$114,517,274
Percentage change in NAV	(4.8)%	(17.9)%
Shares outstanding beginning of period	846,978	1,346,978
Shares outstanding end of period	796,978	1,296,978
Percentage change in shares outstanding	(5.9)%	(3.7)%
Shares created	100,000	300,000
Shares redeemed	150,000	350,000
Per share NAV beginning of period	$96.65	$103.52
Per share NAV end of period	$97.82	$88.30
Percentage change in per share NAV	1.2%	(14.7)%
Percentage change in benchmark	(1.6)%	7.2%
Benchmark annualized volatility	14.9%	14.4%

During the three months ended March 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 846,978 outstanding Shares at December 31, 2014 to 796,978 outstanding Shares at March 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†. By comparison, during the three months ended three months ended March 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,346,978 outstanding Shares at December 31, 2013 to 1,296,978 outstanding Shares at March 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 1.2% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV decrease of 14.7% for the three months ended March 31, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on March 18, 2015 at $104.99 per Share and reached its low for the period on January 22, 2015 at $83.07 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 8, 2014 at $100.49 per Share and reached its low for the period on March 14, 2014 at $77.10 per Share.

The benchmark’s decline of 1.6% for the three months ended March 31, 2015, as compared to the benchmark’s rise of 7.2% for the three months ended March 31, 2014, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(185,696)	$(250,373)
Management fee	193,876	265,552
Brokerage commission	16	16
Net realized gain (loss)	1,917,930	(22,148,192)
Change in net unrealized appreciation/depreciation	697,941	2,904,578
Net income (loss)	$2,430,175	$(19,493,987)

The Fund’s net income increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the three months ended March 31, 2015.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares UltraShort Silver†

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$53,007,867	$112,989,686
NAV end of period	$56,504,499	$71,024,281
Percentage change in NAV	6.6%	(37.1)%
Shares outstanding beginning of period	458,489	1,258,489
Shares outstanding end of period	558,489	858,489
Percentage change in shares outstanding	21.8%	(31.8)%
Shares created	250,000	550,000

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Shares redeemed	150,000	950,000
Per share NAV beginning of period	$115.61	$89.78
Per share NAV end of period	$101.17	$82.73
Percentage change in per share NAV	(12.5)%	(7.9)%
Percentage change in benchmark	3.9%	2.4%
Benchmark annualized volatility	27.5%	21.4%

During the three months ended March 31, 2015, the increase in the Fund’s NAV resulted from an increase from 458,489 outstanding shares at December 31, 2014 to 558,489 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the London Silver Price†. By comparison, during the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 1,258,489 outstanding Shares at December 31, 2013 to 858,489 outstanding Shares at March 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 12.5% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV decrease of 7.9% for the three months ended March 31, 2014, was primarily due to a greater depreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 2, 2015 at $119.37 per Share and reached its low for the period on January 23, 2015 at $86.79 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on February 3, 2014 at $91.17 per Share and reached its low for the period on February 24, 2014 at $68.80 per Share.

The benchmark’s rise of 3.9% for the three months ended March 31, 2015, as compared to the benchmark’s rise of 2.4% for the three months ended March 31, 2014, can be attributed to a greater increase in the price of spot silver in U.S. dollar terms during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(118,220)	$(191,211)
Management fee	124,355	204,160
Brokerage commission	8	8
Net realized gain (loss)	(1,361,863)	(12,612,864)
Change in net unrealized appreciation/depreciation	(4,329,334)	9,961,049
Net income (loss)	$(5,809,417)	$(2,843,026)

The Fund’s net income decreased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a greater increase in the price of spot silver in U.S. dollar terms during the three months ended March 31, 2015.

†	On August 14, 2014, the company that ran the London U.S. dollar silver fixing ceased calculating the price of silver for the LBMA. The LBMA selected the CME Group and Thomson Reuters to calculate the price, which was renamed the London Silver Price, beginning August 15, 2014.

ProShares Short Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$14,021,804	$8,896,842
NAV end of period	$20,184,003	$7,102,270
Percentage change in NAV	43.9%	(20.2)%
Shares outstanding beginning of period	350,005	250,005
Shares outstanding end of period	450,005	200,005
Percentage change in shares outstanding	28.6%	(20.0)%
Shares created	100,000	—
Shares redeemed	—	50,000
Per share NAV beginning of period	$40.06	$35.59
Per share NAV end of period	$44.85	$35.51
Percentage change in per share NAV	12.0%	(0.2)%
Percentage change in benchmark	(11.2)%	0.1%
Benchmark annualized volatility	13.6%	6.0%

During the three months ended March 31, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 350,005 outstanding shares at December 31, 2014 to 450,005 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 250,005 outstanding Shares at December 31, 2013 to 200,005 outstanding Shares at March 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 12.0% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV decrease of 0.2% for the three months ended March 31, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on March 13, 2015 at $46.07 per Share and reached its low for the period on January 2, 2015 at $40.37 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 31, 2014 at $36.34 per Share and reached its low for the period on March 18, 2014 at $35.13 per Share.

The benchmark’s decline of 11.2% for the three months ended March 31, 2015, as compared to the benchmark’s rise of 0.1% for the three months ended March 31, 2014, can be attributed to a decline in the value of the euro versus the U.S. dollar during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(38,347)	$(16,599)
Management fee	38,859	17,406
Brokerage commission	868	239
Net realized gain (loss)	2,057,094	(66,330)
Change in net unrealized appreciation/depreciation	(275,379)	80,941
Net income (loss)	$1,743,368	$(1,988)

The Fund’s net income increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a decline in the value of the euro versus the U.S. dollar during the three months ended March 31, 2015.

ProShares UltraShort Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$23,120,790	$27,983,279
NAV end of period	$20,104,935	$21,165,734
Percentage change in NAV	(13.0)%	(24.4)%
Shares outstanding beginning of period	450,005	600,005
Shares outstanding end of period	350,005	500,005
Percentage change in shares outstanding	(22.2)%	(16.7)%
Shares created	50,000	—
Shares redeemed	150,000	100,000
Per share NAV beginning of period	$51.38	$46.64
Per share NAV end of period	$57.44	$42.33
Percentage change in per share NAV	11.8%	(9.2)%
Percentage change in benchmark	(6.7)%	3.8%
Benchmark annualized volatility	13.0%	9.4%

During the three months ended March 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 450,005 outstanding Shares at December 31, 2014 to 350,005 outstanding Shares at March 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. By comparison, during the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 600,005 outstanding Shares at December 31, 2013 to 500,005 outstanding Shares at March 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Australian dollar versus the U.S. dollar.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 11.8% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV decrease of 9.2% for the three months ended March 31, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on March 11, 2015 at $58.71 per Share and reached its low for the period on January 16, 2015, 2015 at $50.32 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 24, 2014 at $48.83 per Share and reached its low for the period on March 31, 2014 at $42.33 per Share.

The benchmark’s decline of 6.7% for the three months ended March 31, 2015, as compared to the benchmark’s rise of 3.8% for the three months ended March 31, 2014, can be attributed to a decline in the value of the Australian dollar versus the U.S. dollar during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(55,714)	$(59,178)
Management fee	52,824	59,260
Brokerage commission	3,997	3,782

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net realized gain (loss)	2,979,889	(78,205)
Change in net unrealized appreciation/depreciation	(323,522)	(2,139,899)
Net income (loss)	$2,600,653	$(2,277,282)

The Fund’s net income increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a decline in the value of the Australian dollar versus the U.S. dollar during the three months ended March 31, 2015.

ProShares UltraShort Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$517,191,349	$418,001,115
NAV end of period	$619,839,556	$410,466,058
Percentage change in NAV	19.8%	(1.8)%
Shares outstanding beginning of period	23,950,014	24,500,014
Shares outstanding end of period	23,000,014	24,250,014
Percentage change in shares outstanding	(4.0)%	(1.0)%
Shares created	5,500,000	200,000
Shares redeemed	6,450,000	450,000
Per share NAV beginning of period	$21.59	$17.06
Per share NAV end of period	$26.95	$16.93
Percentage change in per share NAV	24.8%	(0.8)%
Percentage change in benchmark	(11.2)%	0.1%
Benchmark annualized volatility	13.6%	6.0%

During the three months ended March 31, 2015, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar. The increase in the Fund’s NAV was partially offset by a decrease from 23,950,014 outstanding Shares at December 31, 2014 to 23,000,014 outstanding Shares at March 31, 2015. By comparison, during the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 24,500,014 outstanding Shares at December 31, 2013 to 24,250,014 outstanding Shares at March 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the euro versus the U.S. dollar.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV increase of 24.8% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV decrease of 0.8% for the three months ended March 31, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on March 13, 2015 at $28.50 per Share and reached its low for the period on January 2, 2015 at $21.94 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 31, 2014 at $17.71 per Share and reached its low for the period on March 18, 2014 at $16.56 per Share.

The benchmark’s decline of 11.2% for the three months ended March 31, 2015, as compared to the benchmark’s rise of 0.1% for the three months ended March 31, 2014, can be attributed to a decline in the value of the euro versus the U.S. dollar during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(1,189,555)	$(901,399)
Management fee	1,257,145	970,756
Net realized gain (loss)	107,528,339	(12,180,103)
Change in net unrealized appreciation/depreciation	6,631,469	10,013,710
Net income (loss)	$112,970,253	$(3,067,792)

The Fund’s net income increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a decline in the value of the euro versus the U.S. dollar for the three months ended March 31, 2015.

ProShares UltraShort Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$531,471,873	$588,121,516
NAV end of period	$440,362,007	$405,650,586
Percentage change in NAV	(17.1)%	(31.0)%
Shares outstanding beginning of period	5,949,294	8,299,294
Shares outstanding end of period	4,949,294	5,999,294
Percentage change in shares outstanding	(16.8)%	(27.7)%
Shares created	650,000	150,000
Shares redeemed	1,650,000	2,450,000
Per share NAV beginning of period	$89.33	$70.86
Per share NAV end of period	$88.97	$67.62
Percentage change in per share NAV	(0.4)%	(4.6)%
Percentage change in benchmark	(0.1)%	2.0%
Benchmark annualized volatility	8.6%	8.2%

During the three months ended March 31, 2015, the decrease in the Fund’s NAV resulted primarily from a decrease from 5,949,294 outstanding Shares at December 31, 2014 to 4,949,294 outstanding Shares at March 31, 2015. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 8,299,294 outstanding Shares at December 31, 2013 to 5,999,294 outstanding Shares at March 31, 2014. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the inverse of the daily performance of the spot price of the Japanese yen versus the U.S. dollar.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the inverse of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.4% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV decrease of 4.6% for the three months ended March 31, 2014, was primarily due to a lesser depreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on March 13, 2015 at $91.29 per Share and reached its low for the period on January 15, 2015 at $84.11 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 3, 2014 at $70.17 per Share and reached its low for the period on February 3, 2014 at $64.95 per Share.

The benchmark’s decline of 0.1% for the three months ended March 31, 2015, as compared to the benchmark’s rise of 2.0% for the three months ended March 31, 2014, can be attributed to a decline in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(1,116,544)	$(950,309)
Management fee	1,161,592	1,028,533
Net realized gain (loss)	(5,105,291)	(94,384)
Change in net unrealized appreciation/depreciation	2,237,926	(24,542,413)
Net income (loss)	$(3,983,909)	$(25,587,106)

The Fund’s net income increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a relative decline in the value of the Japanese yen versus the U.S. dollar in conjunction with share transactions during the three months ended March 31, 2015.

ProShares Ultra Bloomberg Commodity

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$2,606,920	$2,915,034
NAV end of period	$2,282,908	$3,316,304
Percentage change in NAV	(12.4)%	13.8%
Shares outstanding beginning of period	200,014	150,014
Shares outstanding end of period	200,014	150,014
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$13.03	$19.43
Per share NAV end of period	$11.41	$22.11
Percentage change in per share NAV	(12.4)%	13.8%
Percentage change in benchmark	(5.9)%	7.0%
Benchmark annualized volatility	16.2%	9.8%

During the three months ended March 31, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2014 to March 31, 2015. By comparison, during the three months ended March 31, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Commodity Index. There was no net change in the Fund’s outstanding Shares from December 31, 2013 to March 31, 2014.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 12.4% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV increase of 13.8% for the three months ended March 31, 2014, was due to a depreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on February 13, 2015 at $12.99 per Share and reached its low for the period on March 17, 2015 at $11.16 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on March 6, 2014 at $22.88 per Share and reached its low for the period on January 9, 2014 at $18.38 per Share.

The benchmark’s decline of 5.9% for the three months ended March 31, 2015, as compared to the benchmark’s rise of 7.0% for the three months ended March 31, 2014, can be attributed to a depreciation of the underlying components of the index during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(5,519)	$(6,957)
Management fee	5,773	7,289
Net realized gain (loss)	(520,445)	537,342
Change in net unrealized appreciation/depreciation	201,952	(129,115)
Net income (loss)	$(324,012)	$401,270

The Fund’s net income decreased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a decline in the Fund’s benchmark index during the three months ended March 31, 2015.

ProShares Ultra Bloomberg Crude Oil

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$450,562,988	$142,773,429
NAV end of period	$1,004,631,028	$102,118,128
Percentage change in NAV	123.0%	(28.5)%
Shares outstanding beginning of period	44,399,170	4,449,170
Shares outstanding end of period	147,199,170	2,949,170
Percentage change in shares outstanding	231.5%	(33.7)%
Shares created	136,250,000	4,350,000
Shares redeemed	33,450,000	5,850,000
Per share NAV beginning of period	$10.15	$32.09
Per share NAV end of period	$6.82	$34.63
Percentage change in per share NAV	(32.8)%	7.9%
Percentage change in benchmark	(14.9)%	4.4%
Benchmark annualized volatility	54.4%	16.6%

During the three months ended March 31, 2015, the increase in the Fund’s NAV resulted from an increase from 44,399,170 outstanding Shares at December 31, 2014 to 147,199,170 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM. By comparison, during the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted primarily from a decrease from 4,449,170 outstanding Shares at December 31, 2013 to 2,949,170 outstanding Shares at March 31, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg WTI Crude Oil SubindexSM.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 32.8% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV increase of 7.9% for the three months ended March 31, 2014, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 2, 2015 at $9.92 per Share and reached its low for the period on March 17, 2015 at $6.21 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on March 3, 2014 at $36.55 per Share and reached its low for the period on January 9, 2014 at $27.85 per Share.

The benchmark’s decline of 14.9% for the three months ended March 31, 2015, as compared to the benchmark’s rise of 4.4% for the three months ended March 31, 2014, can be attributed to a decrease in the price of WTI Crude Oil during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(1,844,712)	$(333,392)
Management fee	1,843,701	345,942
Brokerage commission	77,253	9,151
Net realized gain (loss)	(173,638,923)	21,200,055
Change in net unrealized appreciation/depreciation	(19,680,648)	476,147
Net income (loss)	$(195,164,283)	$21,342,810

The Fund’s net income decreased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a decrease in the price of WTI Crude Oil during the three months ended March 31, 2015.

ProShares Ultra Bloomberg Natural Gas

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$70,433,207	$62,915,779
NAV end of period	$61,306,293	$21,211,850
Percentage change in NAV	(13.0)%	(66.3)%
Shares outstanding beginning of period	4,569,941	1,619,941
Shares outstanding end of period	5,369,941	469,941
Percentage change in shares outstanding	17.5%	(71.0)%
Shares created	2,050,000	200,000
Shares redeemed	1,250,000	1,350,000
Per share NAV beginning of period	$15.41	$38.84
Per share NAV end of period	$11.42	$45.14
Percentage change in per share NAV	(25.9)%	16.2%
Percentage change in benchmark	(11.0)%	12.0%
Benchmark annualized volatility	51.0%	56.7%

During the three months ended March 31, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM. The decrease of the Fund’s NAV was offset by an increase from 4,569,941 outstanding Shares at December 31, 2014 to 5,369,941 outstanding Shares at March 31, 2015. By comparison, during the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted from a decrease from 1,619,941 outstanding Shares at December 31, 2013 to 469,941 outstanding Shares at March 31, 2014. The decrease in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the Bloomberg Natural Gas SubindexSM.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 25.9% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV increase of 16.2% for the three months ended March 31, 2014, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 14, 2015 at $18.58 per Share and reached its low for the period on March 27, 2015 at $11.41 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on January 29, 2014 at $63.78 per Share and reached its low for the period on January 9, 2014 at $34.90 per Share.

The benchmark’s decline of 11.0% for the three months ended March 31, 2015, as compared to the benchmark’s rise of 12.0% for the three months ended March 31, 2014, can be attributed to a decrease in the price of Henry Hub Natural Gas during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(206,884)	$(117,562)
Management fee	172,808	105,844
Brokerage commission	39,718	17,991
Net realized gain (loss)	(45,832,509)	16,806,082
Change in net unrealized appreciation/depreciation	27,450,969	1,802,726
Net income (loss)	$(18,588,424)	$18,491,246

The Fund’s net income decreased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a decrease in the price of Henry Hub Natural Gas during the three months ended March 31, 2015.

ProShares Ultra Gold†

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$102,003,345	$132,017,405
NAV end of period	$95,949,460	$136,370,103
Percentage change in NAV	(5.9)%	3.3%
Shares outstanding beginning of period	2,550,014	3,200,014
Shares outstanding end of period	2,500,014	2,900,014
Percentage change in shares outstanding	(2.0)%	(9.4)%
Shares created	50,000	100,000
Shares redeemed	100,000	400,000
Per share NAV beginning of period	$40.00	$41.26
Per share NAV end of period	$38.38	$47.02
Percentage change in per share NAV	(4.1)%	14.0%
Percentage change in benchmark	(1.6)%	7.2%
Benchmark annualized volatility	14.9%	14.4%

During the three months ended March 31, 2015, the decrease in the Fund’s NAV resulted from a decrease from 2,550,014 outstanding Shares at December 31, 2014 to 2,500,014 outstanding Shares at March 31, 2015. The decrease in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. LBMA Gold Price†. By comparison, during the three months ended March 31, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of gold bullion as measured by the U.S. dollar p.m. fixing price for delivery in London. The increase of the Fund’s NAV was offset by a decrease from 3,200,014 outstanding Shares at December 31, 2013 to 2,900,014 outstanding Shares at March 31, 2014.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 4.1% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV increase of 14.0% for the three months ended March 31, 2014, was primarily due to the depreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 22, 2015 at $46.03 per Share and reached its low for the period on March 18, 2015 at $35.90 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on March 14, 2014 at $54.16 per Share and reached its low for the period on January 8, 2014 at $42.35 per Share.

The benchmark’s decline of 1.6% for the three months ended March 31, 2015, as compared to the benchmark’s rise of 7.2% for the three months ended March 31, 2014, can be attributed to a decrease in the price of spot gold in U.S. dollar terms during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(227,743)	$(317,539)
Management fee	240,465	331,351
Brokerage commission	16	16
Net realized gain (loss)	(2,985,848)	23,433,550
Change in net unrealized appreciation/depreciation	(388,373)	(5,190,033)
Net income (loss)	$(3,601,964)	$17,925,978

The Fund’s net income decreased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a decrease in the price of spot gold in U.S. dollar terms during the three months ended March 31, 2015.

†	On March 19, 2015, the company that ran the London U.S. dollar gold fixing ceased calculating the price of gold for the LBMA. The LBMA selected ICE Benchmark Administration to calculate the price, which was renamed the LBMA Gold Price, and is based on an electronic, physically settled auction-based methodology, beginning on March 20, 2015.

ProShares Ultra Silver*†

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$291,169,743	$465,479,519
NAV end of period	$317,182,857	$482,485,237
Percentage change in NAV	8.9%	3.7%
Shares outstanding beginning of period	7,396,533	7,350,007
Shares outstanding end of period	7,646,533	7,396,533
Percentage change in shares outstanding	3.4%	0.6%
Shares created	700,000	787,500
Shares redeemed	450,000	740,974
Per share NAV beginning of period	$39.37	$63.33
Per share NAV end of period	$41.48	$65.23
Percentage change in per share NAV	5.4%	3.0%
Percentage change in benchmark	3.9%	2.4%
Benchmark annualized volatility	27.5%	21.4%

During the three months ended March 31, 2015, the increase in the Fund’s NAV resulted primarily from an increase from 7,396,533 outstanding Shares at December 31, 2014 to 7,646,533 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the as measured by the London Silver Price†. By comparison, during the three months ended March 31, 2014, the increase in the Fund’s NAV resulted primarily from an increase from 7,350,007 outstanding Shares at December 31, 2013 to 7,396,533 outstanding Shares at March 31, 2014. The increase in the Fund’s NAV also resulted in part from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of silver bullion as measured by the U.S. dollar fixing price for delivery in London.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV increase of 5.4% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV increase of 3.0% for the three months ended March 31, 2014, was primarily due to an appreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 23, 2015 at $50.86 per Share and reached its low for the period on March 18, 2015 at $36.18 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on February 24, 2014 at $80.11 per Share and reached its low for the period on February 3, 2014 at $61.50 per Share.

The benchmark’s rise of 3.9% for the three months ended March 31, 2015, as compared to the benchmark’s rise of 2.4% for the three months ended March 31, 2014, can be attributed to a greater increase in the price of spot silver in U.S. dollar terms during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(699,839)	$(1,125,310)
Management fee	738,077	1,187,904
Brokerage commission	8	8
Net realized gain (loss)	(17,764,350)	73,958,641
Change in net unrealized appreciation/depreciation	35,015,135	(55,640,539)
Net income (loss)	$16,550,946	$17,192,792

The Fund’s net income decreased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to an increase in the price of spot silver in U.S. dollar terms, in conjunction with significantly lower NAV during the three months ended March 31, 2015.

*	See Note 1 of the Notes to Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q regarding the reverse Share split for the ProShares Ultra Silver Fund.
†	On August 14, 2014, the company that ran the London U.S. dollar silver fixing ceased calculating the price of silver for the LBMA. The LBMA selected the CME Group and Thomson Reuters to calculate the price, which was renamed the London Silver Price, beginning August 15, 2014.

ProShares Ultra Australian Dollar

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$2,740,167	$3,168,165
NAV end of period	$2,397,276	$3,444,536
Percentage change in NAV	(12.5)%	8.7%
Shares outstanding beginning of period	100,005	100,005
Shares outstanding end of period	100,005	100,005
Percentage change in shares outstanding	0.0%	0.0%
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$27.40	$31.68
Per share NAV end of period	$23.97	$34.44
Percentage change in per share NAV	(12.5)%	8.7%
Percentage change in benchmark	(6.7)%	3.8%
Benchmark annualized volatility	13.0%	9.4%

During the three months ended March 31, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in outstanding Shares from December 31, 2014 to March 31, 2015. By comparison, during the three months ended March 31, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Australian dollar versus the U.S. dollar. There was no net change in outstanding Shares from December 31, 2013 to March 31, 2014.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 12.5% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV increase of 8.7% for the three months ended March 31, 2014, was primarily due to depreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 16, 2015 at $27.91 per Share and reached its low for the period on March 11, 2015 at $23.70 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on March 31, 2014 at $34.44 per Share and reached its low for the period on January 24, 2014 at $30.12 per Share.

The benchmark’s decline of 6.7% for the three months ended March 31, 2015, as compared to the benchmark’s rise of 3.8% for the three months ended March 31, 2014, can be attributed to a decline in the value of the Australian dollar versus the U.S. dollar during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(6,142)	$(7,330)
Management fee	5,997	7,508
Brokerage commission	371	380
Net realized gain (loss)	(376,148)	(27,427)
Change in net unrealized appreciation/depreciation	39,399	311,128
Net income (loss)	$(342,891)	$276,371

The Fund’s net income decreased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a decline in the value of the Australian dollar versus the U.S. dollar during the three months ended March 31, 2015.

ProShares Ultra Euro

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$2,981,441	$2,603,827
NAV end of period	$14,765,776	$2,603,282
Percentage change in NAV	395.3%	0.0%
Shares outstanding beginning of period	150,014	100,014
Shares outstanding end of period	950,014	100,014
Percentage change in shares outstanding	533.3%	0.0%
Shares created	800,000	—
Shares redeemed	—	—
Per share NAV beginning of period	$19.87	$26.03
Per share NAV end of period	$15.54	$26.03
Percentage change in per share NAV	(21.8)%	0.0%
Percentage change in benchmark	(11.2)%	0.1%
Benchmark annualized volatility	13.6%	6.0%

During the three months ended March 31, 2015, the increase in the Fund’s NAV resulted from an increase from 150,014 outstanding Shares at December 31, 2014 to 950,014 outstanding Shares at March 31, 2015. The increase of the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. By comparison, during the three months ended March 31, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the euro versus the U.S. dollar. There was no net change in outstanding Shares from December 31, 2013 to March 31, 2014.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 21.8% for the three months ended March 31, 2015, as compared to no net change in the Fund’s per Share NAV from December 31, 2013 to March 31, 2014, was primarily due to a depreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 2, 2015 at $19.55 per Share and reached its low for the period on March 13, 2015 at $14.80 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on March 18, 2014 at $26.63 per Share and reached its low for the period on January 31, 2014 at $24.99 per Share.

The benchmark’s decline of 11.2% for the three months ended March 31, 2015, as compared to the benchmark’s rise of 0.1% for the three months ended March 31, 2014, can be attributed to a decline in the value of the euro versus the U.S. dollar during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(15,698)	$(5,664)
Management fee	16,232	6,042
Net realized gain (loss)	(1,065,202)	85,136
Change in net unrealized appreciation/depreciation	(675,335)	(80,017)
Net income (loss)	$(1,756,235)	$(545)

The Fund’s net income decreased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a decline in the value of the euro versus the U.S. dollar during the three months ended March 31, 2015.

ProShares Ultra Yen

Fund Performance

The following table provides summary performance information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NAV beginning of period	$2,118,028	$2,795,026
NAV end of period	$5,600,081	$2,896,143
Percentage change in NAV	164.4%	3.6%
Shares outstanding beginning of period	150,014	150,014
Shares outstanding end of period	400,014	150,014
Percentage change in shares outstanding	166.7%	0.0%
Shares created	300,000	—
Shares redeemed	50,000	—
Per share NAV beginning of period	$14.12	$18.63
Per share NAV end of period	$14.00	$19.31
Percentage change in per share NAV	(0.8)%	3.6%
Percentage change in benchmark	(0.1)%	2.0%
Benchmark annualized volatility	8.6%	8.2%

During the three months ended March 31, 2015, the increase in the Fund’s NAV resulted from an increase from 150,014 outstanding Shares at December 31, 2014 to 400,014 outstanding Shares at March 31, 2015. The increase in the Fund’s NAV was offset by the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. By comparison, during the three months ended March 31, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 2x of the daily performance of the spot price of the Japanese yen versus the U.S. dollar. There was no net change in the Fund’s outstanding Shares from December 31, 2013 to March 31, 2014.

For the three months ended March 31, 2015 and 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 2x of the daily performance of its benchmark. The Fund’s per Share NAV decrease of 0.8% for the three months ended March 31, 2015, as compared to the Fund’s per Share NAV increase of 3.6% for the three months ended March 31, 2014, was primarily due to depreciation in the value of the assets of the Fund during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on January 15, 2015 at $14.96 per Share and reached its low for the period on March 13, 2015 at $13.68 per Share. By comparison, during the three months ended March 31, 2014, the Fund’s per Share NAV reached its high for the period on February 3, 2014 at $20.21 per Share and reached its low for the period on January 9, 2014 at $18.80 per Share.

The benchmark’s decline of 0.1% for the three months ended March 31, 2015, as compared to the benchmark’s rise of 2.0% for the three months ended March 31, 2014, can be attributed to a decline in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2015.

Net Income/Loss

The following table provides summary income information for the Fund for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net investment income (loss)	$(9,090)	$(6,420)
Management fee	9,381	6,855
Net realized gain (loss)	(80,626)	(10,441)
Change in net unrealized appreciation/depreciation	(26,127)	117,978
Net income (loss)	$(115,843)	$101,117

The Fund’s net income decreased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a decline in the value of the Japanese yen versus the U.S. dollar during the three months ended March 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Since the ProShares Managed Futures Strategy commenced investment operations on October 1, 2014, comparisons of positions in certain Financial Instruments held by ProShares Managed Futures Strategy for the three months ended March 31, 2014 have not been provided.

Commodity Price Sensitivity and Exchange Rate Sensitivity

The Managed Futures Fund is exposed to commodity price risk through its holdings of commodity futures contracts and exchange rate risk through its holdings of currency and U.S. Treasury futures contracts. The following table provides information about the Managed Futures Fund’s Financial Instruments, which were sensitive to both commodity price and exchange rate risk. As of March 31, 2015, the Managed Futures Fund’s positions were as follows:

ProShares Managed Futures Strategy:

As of March 31, 2015, the Managed Futures Fund was exposed to commodity price and exchange rate risk through its holdings of Financial Instruments linked to the S&P Strategic Futures Index. The following table provides information about the Fund’s commodity and currency futures contracts as of March 31, 2015, which were sensitive to commodity price risk and exchange rate price risk.

Futures Positions as of March 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Cocoa Futures (ICE)	Long	May 2015	16	$2,699.00	10	$431,840
Cotton No. 2 Futures (ICE)	Long	May 2015	8	0.63	50,000	252,400
Soybean Futures (CBT)	Long	May 2015	5	9.73	5,000	243,313
US 10 YR Note Futures (CBT)	Long	June 2015	10	128.91	1,000	1,289,063
Coffee ‘C’ Futures (ICE)	Short	May 2015	2	1.33	37,500	99,675
Copper Futures (COMEX)	Short	May 2015	4	2.74	25,000	274,000
Copper Mini Futures (COMEX)	Short	May 2015	1	2.74	12,500	34,250
Corn Futures (CBT)	Short	May 2015	10	3.76	5,000	188,125
Natural Gas Futures (NYMEX)	Short	May 2015	6	2.64	10,000	158,400
Natural Gas Mini Futures (NYMEX)	Short	May 2015	2	2.64	2,500	13,200
NY Harbor ULSD Futures (NYMEX)	Short	May 2015	2	1.71	42,000	143,472
RBOB Gasoline Futures (NYMEX)	Short	May 2015	2	1.77	42,000	148,680
Silver Mini Futures (ICE)	Short	May 2015	8	16.60	1,000	132,784
Sugar #11 Futures (CBT)	Short	May 2015	13	0.12	112,000	173,701
Wheat Futures (CBT)	Short	May 2015	9	5.12	5,000	230,288
WTI Crude Oil Futures (NYMEX)	Short	May 2015	2	47.60	1,000	95,200
Australian Dollar Fx Currency Futures (CME)	Short	June 2015	5	75.81	1,000	379,050
British Pound Fx Currency Futures (CME)	Short	June 2015	7	148.37	625	649,119
Canadian Dollar Fx Currency Futures (CME)	Short	June 2015	5	78.92	1,000	394,600
Gold Mini Futures (ICE)	Short	June 2015	6	1,183.20	32.15	228,239
Euro Fx Currency Mini Futures (CME)	Short	June 2015	8	1.08	62,500	537,700
Lean Hogs Futures (CME)	Short	June 2015	8	0.76	40,000	242,560
Live Cattle Futures (CME)	Short	June 2015	6	1.52	40,000	365,580
Japanese Yen Fx Currency Futures (CME)	Short	June 2015	4	83.46	1,250	417,300
Swiss Franc Fx Currency Futures (CME)	Short	June 2015	2	103.15	1,250	257,875
US Treasury Long Bond Futures (CBT)	Short	June 2015	6	163.88	1,000	983,250

The March 31, 2015 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current applicable commodity or exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2015 (the “Form 10-K”), for additional information regarding performance for periods longer than a single day.

Equity Market Volatility Sensitivity

Each of the VIX Funds is exposed to equity market volatility risk through its holdings of Financial Instruments. The following tables provide information about each of the VIX Funds’ Financial Instruments, which are sensitive to changes in equity market volatility indexes. As of March 31, 2015 and 2014, each of the VIX Funds’ positions were as follows:

ProShares VIX Short-Term Futures ETF

As of March 31, 2015 and 2014, the ProShares VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2015 and 2014, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2015	4,166	$16.28	1,000	$67,801,650
VIX Futures (CBOE)	Long	May 2015	4,594	17.83	1,000	81,888,050

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2014	3,998	$15.15	1,000	$60,569,700
VIX Futures (CBOE)	Long	May 2014	3,632	15.85	1,000	57,567,200

The March 31, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares VIX Mid-Term Futures ETF

As of March 31, 2015 and 2014, the ProShares VIX Mid-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2015 and 2014, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2015	235	$18.68	1,000	$4,388,625
VIX Futures (CBOE)	Long	August 2015	497	18.88	1,000	9,380,875
VIX Futures (CBOE)	Long	September 2015	497	19.18	1,000	9,529,975
VIX Futures (CBOE)	Long	October 2015	261	19.48	1,000	5,082,975

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	July 2014	576	$16.95	1,000	$9,763,200
VIX Futures (CBOE)	Long	August 2014	1,099	17.35	1,000	19,067,650
VIX Futures (CBOE)	Long	September 2014	1,099	17.75	1,000	19,507,250
VIX Futures (CBOE)	Long	October 2014	524	18.05	1,000	9,458,200

The March 31, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to match the performance of the Index. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Short VIX Short-Term Futures ETF

As of March 31, 2015 and 2014, the ProShares Short VIX Short-Term Futures ETF Fund was exposed to inverse equity market volatility risk through its holding of VIX futures contracts. The following table provides information about the Fund’s positions in VIX futures contracts as of March 31, 2015 and 2014, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	April 2015	7,729	$16.28	1,000	$(125,789,475)
VIX Futures (CBOE)	Short	May 2015	8,675	17.83	1,000	(154,631,875)

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Short	April 2014	7,213	$15.15	1,000	$(109,276,950)
VIX Futures (CBOE)	Short	May 2014	6,554	15.85	1,000	(103,880,900)

The March 31, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra VIX Short-Term Futures ETF

As of March 31, 2015 and 2014, the ProShares Ultra VIX Short-Term Futures ETF Fund was exposed to equity market volatility risk through its holding of VIX futures contracts. The following tables provide information about the Fund’s positions in these VIX futures contracts as of March 31, 2015 and 2014, which were sensitive to equity market volatility risk.

Futures Positions as of March 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2015	38,547	$16.28	1,000	$627,352,425
VIX Futures (CBOE)	Long	May 2015	42,693	17.83	1,000	761,002,725

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
VIX Futures (CBOE)	Long	April 2014	21,528	$15.15	1,000	$326,149,200
VIX Futures (CBOE)	Long	May 2014	19,566	15.85	1,000	310,121,100

The March 31, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current equity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of March 31, 2015 and 2014, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares UltraShort Bloomberg Commodity:

As of March 31, 2015 and 2014, the ProShares UltraShort Bloomberg Commodity Fund was exposed to inverse commodity price risk through its holding of swap agreements linked to the Bloomberg Commodity Index. The following tables provide information about the Fund’s short swap positions as of March 31, 2015 and 2014, which were sensitive to commodity price risk.

Swap Agreements as of March 31, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Short	$98.1230	$(4,602,773)
Bloomberg Commodity Index	Goldman Sachs International	Short	98.1230	(4,537,347)
Bloomberg Commodity Index	UBS AG	Short	98.1230	(2,475,856)

Swap Agreements as of March 31, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Short	$134.5234	$(2,673,904)
Bloomberg Commodity Index	Goldman Sachs International	Short	134.5234	(2,839,014)
Bloomberg Commodity Index	UBS AG	Short	134.5234	(1,071,987)

The March 31, 2015 and 2014 short swap notional values are calculated by multiplying units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K, for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Crude Oil:

As of March 31, 2015 and 2014, the ProShares UltraShort Bloomberg Crude Oil Fund was exposed to inverse commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2015	6,624	$47.60	1,000	$(315,302,400)

Swap Agreements as of March 31, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	$121.3015	$(137,750,775)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	121.3015	(126,651,917)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	121.3015	(35,138,342)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	121.3015	(125,826,188)

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Short	May 2014	2,752	$101.58	1,000	$(279,548,160)

Swap Agreements as of March 31, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Short	$255.0803	$(99,488,785)
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Short	255.0803	(108,344,369)
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Short	255.0803	(36,118,314)
Bloomberg WTI Crude Oil Subindex	UBS AG	Short	255.0803	(112,771,776)

The March 31, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2015 and 2014 short swap notional values are calculated by multiplying the number of units times the closing level of the Index. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Bloomberg Natural Gas:

As of March 31, 2015 and 2014, the ProShares UltraShort Bloomberg Natural Gas Fund was exposed to inverse commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2015	828	$2.64	10,000	$(21,859,200)

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Short	May 2014	3,365	$4.37	10,000	$(147,084,150)

The March 31, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Gold:

As of March 31, 2015 and 2014, the ProShares UltraShort Gold Fund was exposed to inverse commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2015	2	$1,183.20	100	$(236,640)

Forward Agreements as of March 31, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,187.04	$(75,851,856)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,187.03	(34,302,793)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,187.02	(15,549,962)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,187.03	(29,972,508)

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	June 2014	2	$1,283.80	100	$(256,760)

Forward Agreements as of March 31, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Short	$1,291.77	$(122,330,619)
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Short	1,291.77	(42,109,118)
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Short	1,291.77	(20,151,612)
0.995 Fine Troy Ounce Gold	UBS AG	Short	1,291.77	(44,113,946)

The March 31, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2015 and 2014 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Silver:

As of March 31, 2015 and 2014, the ProShares UltraShort Silver Fund was exposed to inverse commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2015	2	$16.60	5,000	$(165,980)

Forward Agreements as of March 31, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$16.6018	$(50,784,906)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	16.6013	(26,487,374)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	16.6016	(9,081,075)
0.999 Fine Troy Ounce Silver	UBS AG	Short	16.6016	(26,479,552)

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Short	May 2014	2	$19.75	5,000	$(197,520)

Forward Agreements as of March 31, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Short	$19.9724	$(66,767,733)
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Short	19.9724	(27,012,671)
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Short	19.9724	(16,377,368)
0.999 Fine Troy Ounce Silver	UBS AG	Short	19.9724	(31,676,226)

The March 31, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2015 and 2014 short forward notional values equal units multiplied by the forward price. These short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of March 31, 2015 and 2014, each of the Currency Fund’s positions were as follows:

ProShares Short Euro:

As of March 31, 2015 and 2014, the ProShares Short Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2015 and 2014, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	June 2015	150	$1.08	125,000	$(20,163,750)

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Euro Fx Currency Futures (CME)	Short	June 2014	41	$1.38	125,000	$(7,059,175)

The March 31, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $1.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative one. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Australian Dollar:

As of March 31, 2015 and 2014, the ProShares UltraShort Australian Dollar Fund was exposed to inverse exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2015 and 2014, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2015	530	$75.81	1,000	$(40,179,300)

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Short	June 2014	459	$92.25	1,000	$(42,342,750)

The March 31, 2015 and 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares UltraShort Euro:

As of March 31, 2015 and 2014, the ProShares UltraShort Euro Fund was exposed to inverse exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2015 and 2014, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/10/15	81,791,800	1.0749	$87,926,805
Euro	UBS AG	Long	04/10/15	110,930,600	1.0749	119,251,236
Euro	Goldman Sachs International	Short	04/10/15	(617,582,525)	1.0749	(663,905,895)
Euro	UBS AG	Short	04/10/15	(728,286,800)	1.0749	(782,913,830)

Foreign Currency Forward Contracts as of March 31, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/04/14	18,383,800	1.3776	$25,325,422
Euro	UBS AG	Long	04/04/14	26,715,000	1.3776	36,802,438
Euro	Goldman Sachs International	Short	04/04/14	(315,847,325)	1.3776	(435,109,546)
Euro	UBS AG	Short	04/04/14	(324,757,500)	1.3776	(447,384,155)

The March 31, 2015 and 2014 USD market values equal the number of euros multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares UltraShort Yen:

As of March 31, 2015 and 2014, the ProShares UltraShort Yen Fund was exposed to inverse exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2015 and 2014, which were sensitive to exchange rate price risk

Foreign Currency Forward Contracts as of March 31, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/10/15	20,565,620,300	0.008338	$171,495,639
Yen	UBS AG	Long	04/10/15	5,923,386,600	0.008338	49,394,813
Yen	Goldman Sachs International	Short	04/10/15	(68,851,569,600)	0.008338	(574,149,660)
Yen	UBS AG	Short	04/10/15	(63,324,691,700)	0.008338	(528,061,312)

Foreign Currency Forward Contracts as of March 31, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/04/14	7,547,835,100	0.009688	$73,124,249
Yen	UBS AG	Long	04/04/14	3,218,173,300	0.009688	31,178,013
Yen	Goldman Sachs International	Short	04/04/14	(48,716,397,300)	0.009688	(471,969,766)
Yen	UBS AG	Short	04/04/14	(45,710,614,400)	0.009688	(442,849,413)

The March 31, 2015 and 2014 USD market values equal the number of yen multiplied by the forward rate. These short notional values will increase (decrease) proportionally with decreases (increases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in short notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of short exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by negative two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Commodity Price Sensitivity

Each of the Commodity Funds and the Commodity Index Funds is exposed to commodity price risk through its holdings of Financial Instruments. The following tables provide information about each of the Commodity Funds’ and the Commodity Index Funds’ Financial Instruments, which were sensitive to commodity price risk. As of March 31, 2015 and 2014, each of the Commodity Funds and the Commodity Index Funds’ positions were as follows:

ProShares Ultra Bloomberg Commodity:

As of March 31, 2015 and 2014, the ProShares Ultra Bloomberg Commodity Fund was exposed to commodity price risk through its holding of swap agreements linked to the Bloomberg Commodity Index. The following tables provide information about the Fund’s swap positions as of March 31, 2015 and 2014, which were sensitive to commodity price risk.

Swap Agreements as of March 31, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Long	$98.1230	$1,972,023
Bloomberg Commodity Index	Goldman Sachs International	Long	98.1230	1,999,276
Bloomberg Commodity Index	UBS AG	Long	98.1230	603,138

Swap Agreements as of March 31, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg Commodity Index	Deutsche Bank AG	Long	$134.5234	$2,847,170
Bloomberg Commodity Index	Goldman Sachs International	Long	134.5234	2,448,497
Bloomberg Commodity Index	UBS AG	Long	134.5234	1,327,486

The March 31, 2015 and 2014 swap notional values are calculated by multiplying units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the level of the Index. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Crude Oil:

As of March 31, 2015 and 2014, the ProShares Ultra Bloomberg Crude Oil Fund was exposed to commodity price risk through its holding of Crude Oil futures contracts and its holding of swap agreements linked to the Bloomberg WTI Crude Oil SubindexSM. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2015	13,821	$47.60	1,000	$657,879,600

Swap Agreements as of March 31, 2015

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	$121.3015	$406,797,888
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	121.3015	417,976,514
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	121.3015	123,097,457
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	121.3015	403,481,056

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
WTI Crude Oil (NYMEX)	Long	May 2014	858	$101.58	1,000	$87,155,640

Swap Agreements as of March 31, 2014

Reference Index	Counterparty	Long or Short	Index Close	Notional Amount at Value
Bloomberg WTI Crude Oil Subindex	Deutsche Bank AG	Long	$255.0803	$31,611,457
Bloomberg WTI Crude Oil Subindex	Goldman Sachs International	Long	255.0803	38,736,489
Bloomberg WTI Crude Oil Subindex	Societe Generale S.A.	Long	255.0803	16,715,352
Bloomberg WTI Crude Oil Subindex	UBS AG	Long	255.0803	30,001,585

The March 31, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2015 and 2014 swap notional values are calculated by multiplying the number of units times the closing level of the Index. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or the level of the Index, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Bloomberg Natural Gas:

As of March 31, 2015 and 2014, the ProShares Ultra Bloomberg Natural Gas Fund was exposed to commodity price risk through its holding of Natural Gas futures contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2015	4,644	$2.64	10,000	$122,601,600

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Natural Gas (NYMEX)	Long	May 2014	971	$4.37	10,000	$42,442,410

The March 31, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Gold:

As of March 31, 2015 and 2014, the ProShares Ultra Gold Fund was exposed to commodity price risk through its holding of Gold futures contracts and Gold forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2015	2	$1,183.20	100	$236,640

Forward Agreements as of March 31, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,187.04	$97,693,392
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,187.03	39,551,840
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,187.02	18,873,618
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,187.03	35,492,197

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2014	2	$1,283.80	100	$256,760

Forward Agreements as of March 31, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.995 Fine Troy Ounce Gold	Deutsche Bank AG	Long	$1,291.77	$141,965,523
0.995 Fine Troy Ounce Gold	Goldman Sachs International	Long	1,291.77	53,246,759
0.995 Fine Troy Ounce Gold	Societe Generale S.A.	Long	1,291.77	27,127,170
0.995 Fine Troy Ounce Gold	UBS AG	Long	1,291.77	50,120,676

The March 31, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2015 and 2014 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Silver:

As of March 31, 2015 and 2014, the ProShares Ultra Silver Fund was exposed to commodity price risk through its holding of Silver futures contracts and Silver forward agreements. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2015 and 2014, which were sensitive to commodity price risk.

Futures Positions as of March 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2015	2	$16.60	5,000	$165,980

Forward Agreements as of March 31, 2015

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$16.6018	$320,198,917
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	16.6013	121,235,974
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	16.6016	70,639,808
0.999 Fine Troy Ounce Silver	UBS AG	Long	16.6016	122,104,768

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Silver Futures (COMEX)	Long	May 2014	2	$19.75	5,000	$197,520

Forward Agreements as of March 31, 2014

Reference Index	Counterparty	Long or Short	Valuation Price	Notional Amount at Value
0.999 Fine Troy Ounce Silver	Deutsche Bank AG	Long	$19.9724	$502,765,225
0.999 Fine Troy Ounce Silver	Goldman Sachs International	Long	19.9724	188,775,130
0.999 Fine Troy Ounce Silver	Societe Generale S.A.	Long	19.9724	86,021,127
0.999 Fine Troy Ounce Silver	UBS AG	Long	19.9724	187,181,333

The March 31, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The March 31, 2015 and 2014 forward notional values equal units multiplied by the forward price. These notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract or forward price, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to the forward agreements is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Exchange Rate Sensitivity

Each of the Currency Funds is exposed to exchange rate risk through its holdings of Financial Instruments. The following tables provide information about each of the Currency Fund’s Financial Instruments, which are sensitive to changes in exchange rates. As of March 31, 2015 and 2014, each of the Currency Fund’s positions were as follows:

ProShares Ultra Australian Dollar:

As of March 31, 2015 and 2014, the ProShares Ultra Australian Dollar Fund was exposed to exchange rate price risk through its holdings of AUD/USD foreign currency futures contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2015 and 2014, which were sensitive to exchange rate price risk.

Futures Positions as of March 31, 2015

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Long	June 2015	63	$75.81	1,000	$4,776,030

Futures Positions as of March 31, 2014

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Australian Dollar Fx Currency Futures (CME)	Long	June 2014	75	$92.25	1,000	$6,918,750

The March 31, 2015 and 2014 futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the Australian dollar for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the Australian dollar and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day.

ProShares Ultra Euro:

As of March 31, 2015 and 2014, the ProShares Ultra Euro Fund was exposed to exchange rate price risk through its holdings of Euro/USD foreign currency forward contracts. The following tables provide information about the Fund’s positions in these Financial Instruments as of March 31, 2015 and 2014, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/10/15	15,842,925	1.0749	$17,031,264
Euro	UBS AG	Long	04/10/15	14,064,800	1.0749	15,119,767
Euro	Goldman Sachs International	Short	04/10/15	(1,344,700)	1.0749	(1,445,563)
Euro	UBS AG	Short	04/10/15	(1,092,000)	1.0749	(1,173,908)

Foreign Currency Forward Contracts as of March 31, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Euro	Forward Rate	Market Value USD
Euro	Goldman Sachs International	Long	04/04/14	788,225	1.3776	$1,085,855
Euro	UBS AG	Long	04/04/14	3,071,000	1.3776	4,230,593
Euro	Goldman Sachs International	Short	04/04/14	(51,500)	1.3776	(70,946)
Euro	UBS AG	Short	04/04/14	(27,600)	1.3776	(38,021)

The March 31, 2015 and 2014 USD market value equals the number of euros multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the euro for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the euro and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

ProShares Ultra Yen:

As of March 31, 2015 and 2014, the ProShares Ultra Yen Fund was exposed to exchange rate price risk through its holdings of Yen/USD foreign currency forward contracts. The following table provides information about the Fund’s positions in these Financial Instruments as of March 31, 2015 and 2014, which were sensitive to exchange rate price risk.

Foreign Currency Forward Contracts as of March 31, 2015

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/10/15	898,339,400	0.008338	$7,491,206
Yen	UBS AG	Long	04/10/15	645,732,000	0.008338	5,384,726
Yen	Goldman Sachs International	Short	04/10/15	(17,456,500)	0.008338	(145,569)
Yen	UBS AG	Short	04/10/15	(185,698,000)	0.008338	(1,548,526)

Foreign Currency Forward Contracts as of March 31, 2014

Reference Currency	Counterparty	Long or Short	Settlement Date	Yen	Forward Rate	Market Value USD
Yen	Goldman Sachs International	Long	04/04/14	304,953,900	0.009688	$2,954,426
Yen	UBS AG	Long	04/04/14	313,415,000	0.009688	3,036,399
Yen	Goldman Sachs International	Short	04/04/14	(13,523,300)	0.009688	(131,016)
Yen	UBS AG	Short	04/04/14	(6,832,900)	0.009688	(66,198)

The March 31, 2015 and 2014 USD market values equal the number of yen multiplied by the forward rate. These notional values will increase (decrease) proportionally with increases (decreases) in the forward price. Additional gains (losses) associated with these contracts will be equal to any such subsequent increases (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $2.00 of exposure to the yen for every $1.00 of net assets. While the above information properly represents the then current exchange rate price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the appreciation or depreciation of the yen and multiplying by two. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. Counterparty risk related to foreign currency forward contracts is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with recovering collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

Qualitative Disclosure

As described above in Item 2 of this Quarterly Report on Form 10-Q, it is the investment objective of each Geared Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, whether positive or negative, of its corresponding benchmark. Each Short Fund seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Each UltraShort Fund seeks daily investment results (before fees and expenses) that correspond to two times the inverse (-2x) of the daily performance of its corresponding benchmark. Each Ultra Fund seeks daily investment results (before fees and expenses) that correspond to two times (2x) the daily performance of its corresponding benchmark. Each Matching VIX Fund seeks investment results (before fees and expenses), both over a single day and over time, that match the performance of a benchmark. The Geared Funds do not seek to achieve these stated investment objectives over a period of time greater than a single day because mathematical compounding prevents the Geared Funds from achieving such results. Performance over longer periods of time will be influenced not only by the cumulative period performance of the corresponding benchmark but equally by the intervening volatility of the benchmark as well as fees and expenses, including costs associated with the use of Financial Instruments such as financing costs and trading spreads. Future period returns, before fees and expenses, cannot be estimated simply by estimating the percent change in the corresponding benchmark and multiplying by two or negative two. Each Matching VIX Fund and the Managed Futures Fund seek investment results (before fees and expenses), both over a single day and over time, that match the performance of a benchmark. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. See “Item 1A. Risk Factors” in the Form 10-K for additional information regarding performance for periods longer than a single day. The Matching VIX Funds seek to achieve their stated objectives both over a single day and over time.

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

Commodity Price Sensitivity

As further described in “Item 1A. Risk Factors” in the Form 10-K, the value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. With regard to the Managed Futures Fund, the Commodity Index Funds or the Commodity Funds, several factors may affect the price of a commodity underlying the Managed Futures Fund, a Commodity Index Fund or a Commodity Fund, and in turn, the Financial Instruments and other assets, if any, owned by such a Fund. The impact of changes in the price of a physical commodity or of a commodity index (comprised of commodity futures contracts) will affect investors differently depending upon the Fund in which investors invest. Daily increases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an UltraShort Fund and daily decreases in the price of an underlying commodity or commodity index will negatively impact the daily performance of Shares of an Ultra Fund.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Trust, Trust management has evaluated the effectiveness of the Trust’s and the Funds’ disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Funds (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) were effective, as of March 31, 2015, including providing reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the 1934 Act on behalf of the Trust and the Funds is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Trust as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Except as noted below, there has not been a material change to the Risk Factors previously disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015.

Margin for Non-cleared Swap Transactions

In 2014, the CFTC and various federal bank regulators proposed new mandatory margin requirements for non-cleared swaps and new requirements for the holding of collateral by swap dealers. These requirements, which are still pending final adoption, may increase the amount of collateral a Fund is required to provide to swap dealers for non-cleared swaps.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)

The Trust initially registered Shares on its Registration Statement on Form S-1 (File No. 333-146801), which was declared effective on November 21, 2008, and registered additional Shares on its Registration Statement on Form S-1 (File No. 333-156888), which was declared effective on February 13, 2009. The Trust terminated these two offerings before the sale of all registered Shares and re-allocated the remaining amount of the registered Shares among the Funds listed on its Registration Statement on Form S-3 (File No. 333-163511), which became effective on December 4, 2009. It then registered additional Shares and/or added Funds pursuant to post-effective amendments to that Registration Statement on Form S-3, which became effective on May 28, 2010, November 5, 2010, December 23, 2010 and April 13, 2011, as well as on a Registration Statement on Form S-1 (File No. 333-178707), which became effective on June 25, 2012. On June 26, 2012, a post-effective amendment to the Registration Statement on Form S-3 (File No. 333-163511) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil and terminated the offerings for certain publicly offered Funds and certain Funds that had never been publicly offered. New offerings for those Funds that had been publicly offered were registered on an accompanying Registration Statement on Form S-1 (File No. 333-176878), which was also declared effective on June 26, 2012. On September 24, 2012, a Registration Statement on Form S-1 (File No. 333-183672) was declared effective, which registered additional Shares for ProShares Ultra VIX Short-Term Futures ETF, ProShares VIX Short-Term Futures ETF and ProShares Short VIX Short-Term Futures ETF. This registration statement (File No. 333-183672) was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-176878). On September 27, 2012, a Registration Statement on Form S-3 (File No. 333-183674) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro. This registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-163511). On September 28, 2012, a post-effective amendment to a Registration Statement on Form S-1 (File No. 333-178707) was declared effective, terminating the proposed offerings of several unlaunched currency funds. On January 30, 2013, a Registration Statement on Form S-1 (File No. 333-185288) was declared effective. That registration statement, which registered additional Shares to ProShares Short VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statements (File Nos. 333-183672 and 333-178707). Also, on January 30, 2013, a Registration Statement on Form S-3 (File No. 333-185289) was declared effective. That registration statement, which registered additional Shares to ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Euro, ProShares Ultra VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF, acted as a combined prospectus and post-effective amendment to the Trust’s Form S-1 Registration Statement (File No. 333-193672) and Form S-3 Registration Statement (File No. 333-183674). On April 24, 2013, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-185288) was declared effective, terminating the registered but unlaunched offerings related to: ProShares UltraPro Short Euro, ProShares Managed Futures Strategy and ProShares Commodity Managed Futures Strategy. On April 29, 2013, a Registration Statement on Form S-3 (File No. 333-187820) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra

VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-185289). On May 21, 2013, a Registration Statement on Form S-1 (File 333-188215) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Mid-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 (File No. 333-185288). On July 30, 2013, a Registration Statement on Form S-3 (File No. 333-189967) was declared effective, which registered additional Shares for ProShares Bloomberg Crude Oil and ProShares UltraShort Yen and partially terminated registered and unissued Shares of ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Silver, ProShares UltraShort Silver, ProShares UltraShort Euro and ProShares VIX Short-Term Futures ETF. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-187820). On May 6, 2014, a post-effective amendment to the Form S-1 Registration Statement (File No. 333-188215) was declared effective, updating the Form S-1 Registration Statement by, among other things, incorporating by reference the audited financial statements for the fiscal year ended December 31, 2013. The post-effective amendment did not register any additional shares. On July 30, 2014, a Registration Statement on Form S-1 (File No. 333-196884) was declared effective, which partially terminated registered and unissued Shares of ProShares VIX Mid-Term Futures ETF, ProShares Ultra Bloomberg Commodity, ProShares Ultra Euro, ProShares Ultra Yen and ProShares UltraShort Bloomberg Commodity. That registration statement was a combined prospectus and acted as a post-effective amendment to two Form S-1 registration statements (File Nos. 333-188215 and 333-185288). On July 30, 2014, a Registration Statement on Form S-3 (File No. 333-196885) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil and ProShares UltraShort Euro and partially terminated registered and unissued Shares of ProShares Ultra Gold, ProShares Ultra Silver and ProShares UltraShort Silver. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-189967). Through the July 30, 2014 filings, ProShares Short VIX Short-Term Futures ETF was transferred from the Form S-1 to the Form S-3. On September 29, 2014, a Registration Statement on Form S-1 (File No. 333-198189) was declared effective, which registered a new offering of the Managed Futures Fund and acted as a post-effective amendment to the Form S-1 Registration Statement (File No. 333-196884). On November 25, 2014, a Registration Statement on Form S-1 (File No. 333-199642) was declared effective, which registered additional Shares for ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas and ProShares UltraShort Silver. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-198189) and the Form S-3 registration statement (333-196885). On November 25, 2014, a Registration Statement on Form S-3 (File No. 333-199641) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-196885). Through the November 25, 2014 filings, ProShares UltraShort Silver was transferred from the Form S-3 to the Form S-1. On March 31, 2015, a Registration Statement on Form S-1 (File No. 333-202724) was declared effective, which registered additional Shares for ProShares VIX Mid-Term Futures ETF, ProShares Managed Futures Strategy, ProShares Ultra Bloomberg Commodity, ProShares Ultra Bloomberg Natural Gas, ProShares UltraShort Bloomberg Natural Gas, ProShares UltraShort Silver, ProShares Ultra Australian Dollar, ProShares UltraShort Australian Dollar, ProShares Ultra Euro, ProShares Short Euro and ProShares Ultra Yen. That registration statement was a combined prospectus and acted as a post-effective amendment to the Form S-1 registration statement (File No. 333-199642). On March 31, 2015, a Registration Statement on Form S-3 (File No. 333-202725) was also declared effective, which registered additional Shares for ProShares Ultra Bloomberg Crude Oil, ProShares UltraShort Bloomberg Crude Oil, ProShares Ultra Gold, ProShares UltraShort Gold, ProShares Ultra Silver, ProShares UltraShort Euro, ProShares UltraShort Yen, ProShares Ultra VIX Short-Term Futures ETF, ProShares Short VIX Short-Term Futures ETF and ProShares VIX Short-Term Futures ETF. That Registration Statement also was a combined prospectus and acted as a post-effective amendment to the Form S-3 (File No. 333-199641). Thus, as of March 31, 2015, the Trust continued to have two effective registration statements outstanding: 1) a Form S-1 Registration Statement (No. 333-199642); and 2) a Form S-3 Registration Statement (No. 333-199641).

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

Title of Securities Registered	Amount Registered As of March 31, 2015	Shares Sold For the Three Months Ended March 31, 2015	Sale Price of Shares Sold For the Three Months Ended March 31, 2015
ProShares Managed Futures Strategy
Common Units of Beneficial Interest	$509,027,538	200,000	$4,304,676
ProShares VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$2,068,623,063	4,575,000	$84,542,261
ProShares VIX Mid-Term Futures ETF
Common Units of Beneficial Interest	$619,302,925	200,000	$12,344,563
ProShares Short VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$3,589,767,641	2,150,000	$118,885,967
ProShares Ultra VIX Short-Term Futures ETF
Common Units of Beneficial Interest	$4,255,550,774	48,150,000	$966,149,726
ProShares UltraShort Bloomberg Commodity
Common Units of Beneficial Interest	$172,839,931	—	$—
ProShares UltraShort Bloomberg Crude Oil
Common Units of Beneficial Interest	$2,114,776,247	4,600,000	$372,664,934
ProShares UltraShort Bloomberg Natural Gas
Common Units of Beneficial Interest	$412,030,981	150,000	$10,858,377
ProShares UltraShort Gold
Common Units of Beneficial Interest	$503,545,611	100,000	$8,523,330
ProShares UltraShort Silver
Common Units of Beneficial Interest	$2,083,528,399	250,000	$25,115,676
ProShares Short Euro
Common Units of Beneficial Interest	$174,672,977	100,000	$4,418,831
ProShares UltraShort Australian Dollar
Common Units of Beneficial Interest	$172,771,084	50,000	$2,764,167
ProShares UltraShort Euro
Common Units of Beneficial Interest	$1,888,450,946	5,500,000	$148,238,393
ProShares UltraShort Yen
Common Units of Beneficial Interest	$951,962,134	650,000	$58,116,062
ProShares Ultra Bloomberg Commodity
Common Units of Beneficial Interest	$129,604,130	—	$—
ProShares Ultra Bloomberg Crude Oil
Common Units of Beneficial Interest	$3,838,773,188	136,250,000	$1,023,327,847
ProShares Ultra Bloomberg Natural Gas
Common Units of Beneficial Interest	$540,275,387	2,050,000	$27,576,652
ProShares Ultra Gold
Common Units of Beneficial Interest	$683,270,223	50,000	$2,093,762
ProShares Ultra Silver
Common Units of Beneficial Interest	$2,251,471,600	700,000	$28,733,984
ProShares Ultra Australian Dollar
Common Units of Beneficial Interest	$193,296,041	—	$—
ProShares Ultra Euro
Common Units of Beneficial Interest	$126,652,323	800,000	$13,540,570
ProShares Ultra Yen
Common Units of Beneficial Interest	$138,726,333	300,000	$4,285,016
Total:	$27,418,919,476	206,825,000	$2,916,484,794

(c)	From January 1, 2015 to March 31, 2015, the number of Shares redeemed and average price per Share for each Fund were as follows:

Fund	Total Number of Shares Redeemed	Average Price Per Share
ProShares Managed Futures Strategy
01/01/15 to 01/31/15	—	$—
02/01/15 to 02/28/15	100,000	$21.40
03/01/15 to 03/31/15	—	$—
ProShares VIX Short-Term Futures ETF
01/01/15 to 01/31/15	1,150,000	$22.51
02/01/15 to 02/28/15	—	$—
03/01/15 to 03/31/15	—	$—
ProShares VIX Mid-Term Futures ETF
01/01/15 to 01/31/15	—	$—
02/01/15 to 02/28/15	25,000	$67.75
03/01/15 to 03/31/15	50,000	$60.68
ProShares Short VIX Short-Term Futures ETF
01/01/15 to 01/31/15	1,200,000	$58.78
02/01/15 to 02/28/15	2,650,000	$59.62
03/01/15 to 03/31/15	2,400,000	$67.40
ProShares Ultra VIX Short-Term Futures ETF
01/01/15 to 01/31/15	8,250,000	$28.20
02/01/15 to 02/28/15	2,350,000	$26.50
03/01/15 to 03/31/15	5,900,000	$17.57
ProShares UltraShort Bloomberg Commodity
01/01/15 to 01/31/15	—	$—
02/01/15 to 02/28/15	—	$—
03/01/15 to 03/31/15	—	$—
ProShares UltraShort Bloomberg Crude Oil
01/01/15 to 01/31/15	650,000	$93.27
02/01/15 to 02/28/15	500,000	$79.92
03/01/15 to 03/31/15	1,350,000	$86.23
ProShares UltraShort Bloomberg Natural Gas
01/01/15 to 01/31/15	50,000	$69.58
02/01/15 to 02/28/15	100,000	$88.15
03/01/15 to 03/31/15	50,000	$87.56
ProShares UltraShort Gold
01/01/15 to 01/31/15	—	$—
02/01/15 to 02/28/15	50,000	$94.03
03/01/15 to 03/31/15	100,000	$101.53
ProShares UltraShort Silver
01/01/15 to 01/31/15	50,000	$86.90
02/01/15 to 02/28/15	—	$—
03/01/15 to 03/31/15	100,000	$114.65
ProShares Short Euro
01/01/15 to 01/31/15	—	$—
02/01/15 to 02/28/15	—	$—
03/01/15 to 03/31/15	—	$—
ProShares UltraShort Australian Dollar
01/01/15 to 01/31/15	—	—
02/01/15 to 02/28/15	—	$—
03/01/15 to 03/31/15	150,000	$55.87
ProShares UltraShort Euro
01/01/15 to 01/31/15	1,400,000	$23.82
02/01/15 to 02/28/15	3,300,000	$24.00
03/01/15 to 03/31/15	1,750,000	$26.29
ProShares UltraShort Yen
01/01/15 to 01/31/15	300,000	$85.06
02/01/15 to 02/28/15	450,000	$87.41
03/01/15 to 03/31/15	900,000	$89.32

ProShares Ultra Bloomberg Commodity
01/01/15 to 01/31/15	—	$—
02/01/15 to 02/28/15	—	$—
03/01/15 to 03/31/15	—	$—
ProShares Ultra Bloomberg Crude Oil
01/01/15 to 01/31/15	—	$—
02/01/15 to 02/28/15	12,850,000	$9.09
03/01/15 to 03/31/15	20,600,000	$7.64
ProShares Ultra Bloomberg Natural Gas
01/01/15 to 01/31/15	100,000	$17.57
02/01/15 to 02/28/15	600,000	$15.04
03/01/15 to 03/31/15	550,000	$13.33
ProShares Ultra Gold
01/01/15 to 01/31/15	100,000	$45.46
02/01/15 to 02/28/15	—	$—
03/01/15 to 03/31/15	—	$—
ProShares Ultra Silver
01/01/15 to 01/31/15	200,000	$43.96
02/01/15 to 02/28/15	—	$—
03/01/15 to 03/31/15	250,000	$41.92
ProShares Ultra Australian Dollar
01/01/15 to 01/31/15	—	$—
02/01/15 to 02/28/15	—	$—
03/01/15 to 03/31/15	—	$—
ProShares Ultra Euro
01/01/15 to 01/31/15	—	$—
02/01/15 to 02/28/15	—	$—
03/01/15 to 03/31/15	—	$—
ProShares Ultra Yen
01/01/15 to 01/31/15	—	$—
02/01/15 to 02/28/15	—	$—
03/01/15 to 03/31/15	50,000	$13.74

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSHARES TRUST II

/s/ Todd Johnson
By: Todd Johnson
Principal Executive Officer

Date: May 11, 2015

/s/ Edward Karpowicz
By: Edward Karpowicz
Principal Financial Officer

Date: May 11, 2015